Form 10-Q
period 2015-06-30
AMERIPRISE FINANCIAL INC
filed 2015-08-03
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 17, 2015
Common Stock (par value $.01 per share)	178,221,136 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Management and financial advice fees	$1,518	$1,452	$2,986	$2,838
Distribution fees	472	470	938	946
Net investment income	423	433	907	904
Premiums	368	345	721	675
Other revenues	354	379	643	719
Total revenues	3,135	3,079	6,195	6,082
Banking and deposit interest expense	7	7	14	14
Total net revenues	3,128	3,072	6,181	6,068
Expenses
Distribution expenses	835	810	1,654	1,596
Interest credited to fixed accounts	160	175	332	361
Benefits, claims, losses and settlement expenses	543	506	1,076	956
Amortization of deferred acquisition costs	94	78	169	165
Interest and debt expense	89	79	173	158
General and administrative expense	792	805	1,544	1,563
Total expenses	2,513	2,453	4,948	4,799
Income from continuing operations before income tax provision	615	619	1,233	1,269
Income tax provision	139	152	278	286
Income from continuing operations	476	467	955	983
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income	476	467	955	982
Less: Net income attributable to noncontrolling interests	61	93	147	208
Net income attributable to Ameriprise Financial	$415	$374	$808	$774

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$2.26	$1.94	$4.37	$3.99
Loss from discontinued operations	—	—	—	—
Net income	$2.26	$1.94	$4.37	$3.99
Diluted
Income from continuing operations	$2.23	$1.91	$4.30	$3.92
Loss from discontinued operations	—	—	—	—
Net income	$2.23	$1.91	$4.30	$3.92

Cash dividends declared per common share	$0.67	$0.58	$1.25	$1.10

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$(1)	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses recognized in net investment income	$—	$—	$(1)	$(1)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$476	$467	$955	$982
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	100	38	15	53
Net unrealized gains on securities:
Net unrealized securities gains (losses) arising during the period	(436)	239	(289)	478
Reclassification of net securities gains included in net income	(3)	(1)	(10)	(4)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	201	(76)	132	(167)
Total net unrealized gains (losses) on securities	(238)	162	(167)	307
Total other comprehensive income (loss), net of tax	(138)	200	(152)	360
Total comprehensive income	338	667	803	1,342
Less: Comprehensive income attributable to noncontrolling interests	127	119	157	243
Comprehensive income attributable to Ameriprise Financial	$211	$548	$646	$1,099
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$2,570	$2,638
Cash of consolidated investment entities	471	390
Investments	34,896	35,582
Investments of consolidated investment entities, at fair value	6,594	6,148
Separate account assets	83,704	83,256
Receivables	5,178	4,887
Receivables of consolidated investment entities (includes $39 and $49, respectively, at fair value)	89	140
Deferred acquisition costs	2,658	2,608
Restricted and segregated cash and investments	2,491	2,614
Other assets	8,166	8,611
Other assets of consolidated investment entities (includes $1,980 and $1,936, respectively, at fair value)	1,989	1,936
Total assets	$148,806	$148,810

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,345	$30,350
Separate account liabilities	83,704	83,256
Customer deposits	7,820	7,664
Short-term borrowings	200	200
Long-term debt	3,055	3,062
Debt of consolidated investment entities (includes $6,487 and $6,030, respectively, at fair value)	7,353	6,867
Accounts payable and accrued expenses	1,341	1,482
Accounts payable and accrued expenses of consolidated investment entities	53	41
Other liabilities	6,669	6,357
Other liabilities of consolidated investment entities (includes $238 and $193, respectively, at fair value)	270	226
Total liabilities	139,810	139,505
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 322,563,052 and 320,990,255, respectively)	3	3
Additional paid-in capital	7,500	7,345
Retained earnings	9,043	8,469
Appropriated retained earnings of consolidated investment entities	257	234
Treasury shares, at cost (143,813,440 and 137,880,746 shares, respectively)	(9,428)	(8,589)
Accumulated other comprehensive income, net of tax	500	662
Total Ameriprise Financial, Inc. shareholders’ equity	7,875	8,124
Noncontrolling interests	1,121	1,181
Total equity	8,996	9,305
Total liabilities and equity	$148,806	$148,810
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions, except share data)

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com- prehensive Income	Total Ameriprise Financial, Inc. Share- holders’ Equity	Non-controlling Interests	Total

Balances at January 1, 2014	192,118,307	$3	$6,929	$7,289	$337	$(6,961)	$595	$8,192	$1,040	$9,232
Comprehensive income:
Net income	—	—	—	774	—	—	—	774	208	982
Other comprehensive income, net of tax	—	—	—	—	—	—	325	325	35	360
Total comprehensive income								1,099	243	1,342
Net loss reclassified to appropriated retained earnings	—	—	—	—	(17)	—	—	(17)	17	—
Dividends to shareholders	—	—	—	(215)	—	—	—	(215)	—	(215)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	114	114
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(173)	(173)
Repurchase of common shares	(8,409,803)	—	—	—	—	(929)	—	(929)	—	(929)
Share-based compensation plans	4,038,260	—	215	(5)	—	88	—	298	8	306
Balances at June 30, 2014	187,746,764	$3	$7,144	$7,843	$320	$(7,802)	$920	$8,428	$1,249	$9,677

Balances at January 1, 2015	183,109,509	$3	$7,345	$8,469	$234	$(8,589)	$662	$8,124	$1,181	$9,305
Comprehensive income:
Net income	—	—	—	808	—	—	—	808	147	955
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(162)	(162)	10	(152)
Total comprehensive income								646	157	803
Net income reclassified to appropriated retained earnings	—	—	—	—	23	—	—	23	(23)	—
Dividends to shareholders	—	—		(234)	—	—	—	(234)	—	(234)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	135	135
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(329)	(329)
Repurchase of common shares	(6,975,657)	—	—	—	—	(905)	—	(905)	—	(905)
Share-based compensation plans	2,615,760	—	155	—	—	66	—	221	—	221
Balances at June 30, 2015	178,749,612	$3	$7,500	$9,043	$257	$(9,428)	$500	$7,875	$1,121	$8,996
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)

	Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities
Net income	$955	$982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	123	129
Deferred income tax expense (benefit)	88	(45)
Share-based compensation	70	63
Net realized investment gains	(17)	(7)
Net trading gains	(4)	(4)
Loss from equity method investments	14	4
Other-than-temporary impairments and provision for loan losses	2	1
Net losses (gains) of consolidated investment entities	(125)	(206)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	123	16
Deferred acquisition costs	(3)	(1)
Other investments, net	53	(43)
Policyholder account balances, future policy benefits and claims, net	(183)	248
Derivatives, net of collateral	256	(244)
Receivables	(278)	(294)
Brokerage deposits	5	23
Accounts payable and accrued expenses	(144)	(98)
Cash held by consolidated investment entities	(79)	(290)
Investment properties of consolidated investment entities	61	(189)
Other operating assets and liabilities of consolidated investment entities, net	44	(14)
Other, net	571	333
Net cash provided by operating activities	1,532	364

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	56	292
Maturities, sinking fund payments and calls	2,499	1,972
Purchases	(2,338)	(1,622)
Proceeds from maturities and repayments of mortgage loans	319	284
Funding of mortgage loans	(268)	(256)
Proceeds from sales and collections of other investments	111	117
Purchase of other investments	(142)	(225)
Purchase of investments by consolidated investment entities	(1,243)	(1,501)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	859	1,134
Purchase of land, buildings, equipment and software	(67)	(40)
Other, net	32	3
Net cash provided by (used in) investing activities	(182)	158
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) (in millions)

	Six Months Ended June 30,
	2015	2014

Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$1,375	$1,315
Maturities, withdrawals and cash surrenders	(1,227)	(1,114)
Policyholder account balances:
Deposits and other additions	984	1,021
Net transfers to separate accounts	(102)	(109)
Surrenders and other benefits	(1,566)	(1,363)
Cash paid for purchased options with deferred premiums	(216)	(229)
Cash received from purchased options with deferred premiums	8	54
Repayments of debt	—	(200)
Change in short-term borrowings, net	—	(301)
Dividends paid to shareholders	(229)	(211)
Repurchase of common shares	(826)	(838)
Exercise of stock options	11	19
Excess tax benefits from share-based compensation	54	109
Borrowings by consolidated investment entities	768	1,554
Repayments of debt by consolidated investment entities	(261)	(675)
Noncontrolling interests investments in subsidiaries	135	114
Distributions to noncontrolling interests	(329)	(173)
Net cash used in financing activities	(1,421)	(1,027)
Effect of exchange rate changes on cash	3	14
Net decrease in cash and cash equivalents	(68)	(491)
Cash and cash equivalents at beginning of period	2,638	2,632
Cash and cash equivalents at end of period	$2,570	$2,141

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$95	$91
Interest paid by consolidated investment entities	114	96
Income taxes paid, net	80	225
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	9	—
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

2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Transfers and Servicing
In June 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to transfers and servicing. The update requires repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The standard requires disclosures related to transfers of financial assets accounted for as sales in transactions that are similar to repurchase agreements. The standard also requires disclosures on the remaining contractual maturity of the agreements, disaggregation of the gross obligation by class of collateral pledged and potential risks associated with the agreements and the related collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The standard is effective for interim and annual periods beginning after December 15, 2014, except for the disclosure requirements for repurchase agreements, security lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings which are effective for interim periods beginning after March 15, 2015. The standard requires entities to present changes in accounting for transactions outstanding at the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of the standard did not have any effect on the Company’s consolidated results of operations and financial condition. See Note 9 and Note 11 for the required disclosures.
Receivables – Troubled Debt Restructuring by Creditors
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
Investments – Equity Method and Joint Ventures
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Future Adoption of New Accounting Standards
Insurance – Disclosure about Short-Duration Contracts
In May 2015, the FASB updated the accounting standard for short-duration insurance contracts. The update requires enhanced disclosures about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgements in estimating claims and the timing, frequency and severity of claims. The standard is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The disclosures should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The adoption of the standard is not expected to have any impact on the Company’s consolidated results of operations and financial condition.
Fair Value Measurement – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the FASB updated the accounting standards related to fair value measurement. The update applies to investments that are measured at net asset value (“NAV”). The standard eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. In addition, the update limits disclosures to investments for which the entity elected to measure the fair value using the practical expedient rather than all eligible investments. The standard is effective for interim and annual periods beginning after December 15, 2015. The standard should be applied retrospectively to all periods presented and early adoption is permitted. There will be no impact of the standard to the Company’s consolidated results of operations and financial condition.
Interest – Imputation of Interest
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
Presentation of Financial Statements – Going Concern
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Compensation – Stock Compensation
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
Non-Consolidated VIEs
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities was $98 million and $89 million as of June 30, 2015 and December 31, 2014, respectively.
The Company manages one CLO which it does not consolidate. The Company manages the CLO and earns management fees and incentive fees from the CLO based on the CLO’s collateral pool. Unlike the consolidated CLOs, the Company has no investment in the CLO and no exposure to loss.
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $494 million and $504 million as of June 30, 2015 and December 31, 2014, respectively.
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
During the six months ended June 30, 2015, the Company consolidated one new CLO with assets of approximately $564 million and liquidated no CLOs. During the six months ended June 30, 2014, the Company consolidated two new CLOs with assets of approximately $1.1 billion and liquidated one CLO resulting in the sale of approximately $315 million in assets.
During the six months ended June 30, 2015, the Company consolidated two new property funds with assets of approximately $248 million. During the six months ended June 30, 2014, the Company consolidated one new property fund with assets of approximately $206 million. The Company terminated one property fund during each of the six months ended June 30, 2015 and 2014. The liquidation of properties may occur over several years until the fund is terminated. See the summary of changes in Level 3 assets and liabilities for gross sales and purchases of properties, within the other assets caption, for the three months and six months ended June 30, 2015 and 2014.
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 10 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$180	$—	$180
Common stocks	144	39	11	194
Other investments	4	25	—	29
Syndicated loans	—	5,734	457	6,191
Total investments	148	5,978	468	6,594
Receivables	—	39	—	39
Other assets	—	1	1,979	1,980
Total assets at fair value	$148	$6,018	$2,447	$8,613
Liabilities
Debt	$—	$—	$6,487	$6,487
Other liabilities	—	238	—	238
Total liabilities at fair value	$—	$238	$6,487	$6,725

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$171	$—	$171
Common stocks	130	40	7	177
Other investments	4	25	—	29
Syndicated loans	—	5,287	484	5,771
Total investments	134	5,523	491	6,148
Receivables	—	49	—	49
Other assets	—	1	1,935	1,936
Total assets at fair value	$134	$5,573	$2,426	$8,133
Liabilities
Debt	$—	$—	$6,030	$6,030
Other liabilities	—	193	—	193
Total liabilities at fair value	$—	$193	$6,030	$6,223
The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, April 1, 2015	$11	$467		$1,889		$(5,933)
Total gains (losses) included in:
Net income	—	1	(1)	67	(2)	(23)	(1)
Other comprehensive income	—	—		117		—
Purchases	—	119		4		—
Sales	—	(15)		(98)		—
Issues	—	—		—		(569)
Settlements	—	(42)		—		38
Transfers into Level 3	—	132		—		—
Transfers out of Level 3	—	(205)		—		—
Balance, June 30, 2015	$11	$457		$1,979		$(6,487)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2015	$—	$—		$58	(2)	$(23)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate Debt Securities	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, April 1, 2014	$13	$10	$384		$1,993		$(5,225)
Total gains (losses) included in:
Net income	—	—	2	(1)	106	(2)	(15)	(1)
Other comprehensive loss	—	—	—		52		—
Purchases	—	—	142		240		—
Sales	(7)	(2)	(27)		(2)		—
Issues	—	—	—		—		(608)
Settlements	—	—	(26)		—		337
Transfers into Level 3	—	5	98		—		—
Transfers out of Level 3	(6)	(6)	(146)		—		—
Balance, June 30, 2014	$—	$7	$427		$2,389		$(5,511)
Changes in unrealized gains included in income relating to assets and liabilities held at June 30, 2014	$—	$—	$1	(1)	$108	(2)	$19	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2015	$7		$484		$1,935		$(6,030)
Total gains (losses) included in:
Net income	(1)	(1)	—		98	(2)	29	(1)
Other comprehensive income	—		—		7		—
Purchases	—		156		346		—
Sales	—		(18)		(407)		—
Issues	—		—		—		(569)
Settlements	—		(73)		—		83
Transfers into Level 3	5		387		—		—
Transfers out of Level 3	—		(479)		—		—
Balance, June 30, 2015	$11		$457		$1,979		$(6,487)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2015	$(1)	(1)	$(1)	(1)	$—	(2)	$29	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate Debt Securities		Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2014	$2		$14		$368		$1,936		$(4,804)
Total gains (losses) included in:
Net income	1	(1)	2	(1)	6	(1)	186	(2)	(25)	(1)
Other comprehensive loss	—		—		—		67		—
Purchases	2		—		238		259		—
Sales	(9)		(2)		(27)		(70)		—
Issues	—		—		—		—		(1,064)
Settlements	—		—		(38)		—		382
Transfers into Level 3	10		11		244		11		—
Transfers out of Level 3	(6)		(18)		(364)		—		—
Balance, June 30, 2014	$—		$7		$427		$2,389		$(5,511)
Changes in unrealized gains included in income relating to assets and liabilities held at June 30, 2014	$—		$1	(1)	$2	(1)	$186	(2)	$10	(1)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets (property funds)	$1,972	Discounted cash flow/ market comparables	Equivalent yield	4.4%	–	13.5%	6.2%
			Expected rental value (per square foot)	$5	–	$92	$40
CLO debt	$6,487	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.6%	–	8.3%	2.8%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.7%

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets (property funds)	$1,935	Discounted cash flow/ market comparables	Equivalent yield	4.4%	–	12.0%	6.5%
			Expected rental value (per square foot)	$3	–	$94	$34
CLO debt	$6,030	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.2%	–	8.3%	2.4%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.7%
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2015	December 31, 2014
	(in millions)
Syndicated loans
Unpaid principal balance	$6,320	$5,871
Excess unpaid principal over fair value	(129)	(100)
Fair value	$6,191	$5,771
Fair value of loans more than 90 days past due	$26	$32
Fair value of loans in nonaccrual status	26	32
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	32	25
Debt
Unpaid principal balance	$6,739	$6,248
Excess unpaid principal over fair value	(252)	(218)
Fair value	$6,487	$6,030
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
Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $12 million and $1 million for the three months ended June 30, 2015 and 2014, respectively. Total net gains recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $29 million and $20 million for the six months ended June 30, 2015 and 2014, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
Debt of consolidated CLOs due 2016-2026	$6,487	$6,030	1.4%	1.3%
Floating rate revolving credit borrowings due 2016-2020	866	837	2.8	2.7
Total	$7,353	$6,867
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 9.2%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and current interest rates. The carrying value of the debt of the consolidated CLOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $866 million and $837 million as of June 30, 2015 and December 31, 2014, respectively. The property funds have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $9 million and $10 million at June 30, 2015 and December 31, 2014, respectively. The overall effective interest rate reflecting the impact of the derivative contracts was 3.2% and 3.1% as of June 30, 2015 and December 31, 2014, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  Investments
The following is a summary of Ameriprise Financial investments:

	June 30, 2015	December 31, 2014
	(in millions)
Available-for-Sale securities, at fair value	$29,427	$30,027
Mortgage loans, net	3,388	3,440
Policy and certificate loans	817	806
Other investments	1,264	1,309
Total	$34,896	$35,582
The following is a summary of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Investment income on fixed maturities	$355	$375	$709	$749
Net realized gains	5	1	15	6
Affordable housing partnerships	(10)	(6)	(18)	(12)
Other	19	20	42	44
Consolidated investment entities	54	43	159	117
Total net investment income	$423	$433	$907	$904

Available-for-Sale securities distributed by type were as follows:

	June 30, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,784	$1,217	$(82)	$16,919	$2
Residential mortgage backed securities	6,056	131	(66)	6,121	(13)
Commercial mortgage backed securities	2,479	94	(11)	2,562	—
Asset backed securities	1,282	43	(4)	1,321	—
State and municipal obligations	2,040	185	(35)	2,190	—
U.S. government and agencies obligations	53	3	—	56	—
Foreign government bonds and obligations	225	20	(6)	239	—
Common stocks	8	11	—	19	5
Total	$27,927	$1,704	$(204)	$29,427	$(6)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,742	$1,482	$(59)	$17,165	$3
Residential mortgage backed securities	6,099	168	(60)	6,207	(15)
Commercial mortgage backed securities	2,513	120	(3)	2,630	—
Asset backed securities	1,417	59	(6)	1,470	—
State and municipal obligations	2,008	257	(26)	2,239	—
U.S. government and agencies obligations	43	4	—	47	—
Foreign government bonds and obligations	236	21	(6)	251	—
Common stocks	8	10	—	18	5
Total	$28,066	$2,121	$(160)	$30,027	$(7)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of both June 30, 2015 and December 31, 2014, investment securities with a fair value of $1.3 billion were pledged to meet contractual obligations under derivative contracts and short-term borrowings.
At both June 30, 2015 and December 31, 2014, fixed maturity securities comprised approximately 84% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2015 and December 31, 2014, the Company’s internal analysts rated $1.3 billion and $1.4 billion, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	June 30, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,229	$7,419	25%	$7,500	$7,776	26%
AA	1,653	1,821	6	1,581	1,799	6
A	5,527	6,005	21	6,028	6,668	22
BBB	11,777	12,448	42	11,187	12,025	40
Below investment grade	1,733	1,715	6	1,762	1,741	6
Total fixed maturities	$27,919	$29,408	100%	$28,058	$30,009	100%
At June 30, 2015 and December 31, 2014, approximately 53% and 52%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	238	$3,260	$(72)	20	$254	$(10)	258	$3,514	$(82)
Residential mortgage backed securities	93	1,380	(13)	144	1,289	(53)	237	2,669	(66)
Commercial mortgage backed securities	45	558	(9)	4	65	(2)	49	623	(11)
Asset backed securities	21	256	(2)	13	225	(2)	34	481	(4)
State and municipal obligations	137	297	(8)	3	100	(27)	140	397	(35)
Foreign government bonds and obligations	3	7	—	13	24	(6)	16	31	(6)
Total	537	$5,758	$(104)	197	$1,957	$(100)	734	$7,715	$(204)

	December 31, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	182	$2,165	$(41)	40	$689	$(18)	222	$2,854	$(59)
Residential mortgage backed securities	73	879	(7)	138	1,387	(53)	211	2,266	(60)
Commercial mortgage backed securities	15	173	—	12	131	(3)	27	304	(3)
Asset backed securities	17	201	(2)	14	238	(4)	31	439	(6)
State and municipal obligations	11	29	(1)	10	115	(25)	21	144	(26)
Foreign government bonds and obligations	4	10	(1)	14	27	(5)	18	37	(6)
Total	302	$3,457	$(52)	228	$2,587	$(108)	530	$6,044	$(160)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance	$99	$147	$98	$147
Credit losses for which an other-than-temporary impairment was previously recognized	—	1	1	1
Reductions for securities sold during the period (realized)	(14)	$—	$(14)	$—
Ending balance	$85	$148	$85	$148

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
The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in AOCI:

	Net Unrealized Securities Gains	Deferred Income Tax	AOCI Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2014	$1,016	$(361)	$655
Net unrealized securities gains arising during the period (1)	739	(261)	478
Reclassification of net securities gains included in net income	(6)	2	(4)
Impact of other adjustments	(257)	90	(167)
Balance at June 30, 2014	$1,492	$(530)	$962	(2)

Balance at January 1, 2015	$1,216	$(430)	$786
Net unrealized securities losses arising during the period (1)	(445)	156	(289)
Reclassification of net securities gains included in net income	(16)	6	(10)
Impact of other adjustments	203	(71)	132
Balance at June 30, 2015	$958	$(339)	$619	(2)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $6 million and $2 million of noncredit related impairments on securities and net unrealized securities gains on previously impaired securities at June 30, 2015 and 2014, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Gross realized gains	$6	$4	$23	$11
Gross realized losses	(1)	(3)	(6)	(4)
Other-than-temporary impairments	—	—	(1)	(1)
Total	$5	$1	$16	$6
Other-than-temporary impairments for the six months ended June 30, 2015 primarily related to credit losses on non-agency residential mortgage backed securities. Other-than-temporary impairments for the six months ended June 30, 2014 primarily related to the Company’s decision to sell a corporate debt security and credit losses on non-agency residential mortgage backed securities.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at June 30, 2015 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,827	$1,852
Due after one year through five years	6,379	6,827
Due after five years through 10 years	5,329	5,471
Due after 10 years	4,567	5,254
	18,102	19,404
Residential mortgage backed securities	6,056	6,121
Commercial mortgage backed securities	2,479	2,562
Asset backed securities	1,282	1,321
Common stocks	8	19
Total	$27,927	$29,427
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
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans, syndicated loans and consumer loans for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2015	2014
	(in millions)
Beginning balance	$35	$37
Charge-offs	(2)	(4)
Provisions	1	—
Ending balance	$34	$33

Individually evaluated for impairment	$6	$9
Collectively evaluated for impairment	28	24
The recorded investment in commercial mortgage loans, syndicated loans and consumer loans by impairment method was as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Individually evaluated for impairment	$42	$42
Collectively evaluated for impairment	3,880	3,951
Total	$3,922	$3,993

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2015 and December 31, 2014, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $20 million and $13 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the three months ended June 30, 2015 and 2014, the Company purchased $28 million and $25 million, respectively, and sold $1 million and $6 million, respectively, of syndicated loans. During the six months ended June 30, 2015 and 2014, the Company purchased $41 million and $90 million, respectively, and sold $7 million and $10 million, respectively, consisting primarily of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $10 million and $12 million as of June 30, 2015 and December 31, 2014, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% of total commercial mortgage loans at both June 30, 2015 and December 31, 2014. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
East North Central	$207	$238	8%	9%
East South Central	63	62	2	2
Middle Atlantic	203	217	7	8
Mountain	254	245	9	9
New England	131	140	5	5
Pacific	743	694	27	25
South Atlantic	742	740	27	27
West North Central	237	233	9	9
West South Central	155	160	6	6
	2,735	2,729	100%	100%
Less: allowance for loan losses	23	25
Total	$2,712	$2,704

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
Apartments	$500	$500	18%	18%
Hotel	38	34	1	1
Industrial	455	461	17	17
Mixed use	45	45	2	2
Office	540	545	20	20
Retail	967	988	35	36
Other	190	156	7	6
	2,735	2,729	100%	100%
Less: allowance for loan losses	23	25
Total	$2,712	$2,704
Syndicated Loans
The recorded investment in syndicated loans at June 30, 2015 and December 31, 2014 was $497 million and $511 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at June 30, 2015 and December 31, 2014 were $5 million and $4 million, respectively.
Consumer Loans
The recorded investment in consumer loans at June 30, 2015 and December 31, 2014 was $690 million and $753 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of both June 30, 2015 and December 31, 2014, approximately 6% of consumer loans had FICO scores below 640. As of both June 30, 2015 and December 31, 2014, approximately 2% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 37% of the portfolio as of both June 30, 2015 and December 31, 2014. No other state represents more than 10% of the total consumer loan portfolio.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of June 30, 2015 and December 31, 2014. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2015 and 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2015	2014
	(in millions)
Balance at January 1	$2,608	$2,663
Capitalization of acquisition costs	172	166
Amortization	(169)	(165)
Impact of change in net unrealized securities losses (gains)	47	(52)
Balance at June 30	$2,658	$2,612

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The balances of and changes in DSIC, which are included in other assets, were as follows:

	2015	2014
	(in millions)
Balance at January 1	$362	$409
Capitalization of sales inducement costs	2	3
Amortization	(25)	(25)
Impact of change in net unrealized securities losses (gains)	7	(8)
Balance at June 30	$346	$379

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Policyholder account balances
Fixed annuities	$11,734	$12,700
Variable annuity fixed sub-accounts	4,874	4,860
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,872	2,856
Indexed universal life (“IUL”) insurance	661	534
Other life insurance	812	840
Total policyholder account balances	20,953	21,790

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	468	693
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (1)	(45)	(41)
Other annuity liabilities	48	115
Fixed annuities life contingent liabilities	1,504	1,511
Equity indexed annuities (“EIA”)	29	29
Life, disability income and long term care insurance	5,173	5,106
VUL/UL and other life insurance additional liabilities	438	437
Total future policy benefits	7,615	7,850
Policy claims and other policyholders’ funds	777	710
Total policyholder account balances, future policy benefits and claims	$29,345	$30,350

(1)	Includes the value of GMAB embedded derivatives that was a net asset at both June 30, 2015 and December 31, 2014 reported as a contra liability.
Separate account liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Variable annuity	$72,264	$72,125
VUL insurance	7,026	7,016
Other insurance	36	37
Threadneedle investment liabilities	4,378	4,078
Total	$83,704	$83,256

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2015				December 31, 2014
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$56,176	$54,345	$47	64	$55,378	$53,565	$24	64
Five/six-year reset	10,008	7,462	31	65	10,360	7,821	28	64
One-year ratchet	7,223	6,846	69	67	7,392	7,006	39	66
Five-year ratchet	1,734	1,677	4	63	1,773	1,717	2	63
Other	926	909	45	70	959	941	38	70
Total — GMDB	$76,067	$71,239	$196	64	$75,862	$71,050	$131	64

GGU death benefit	$1,097	$1,045	$123	67	$1,072	$1,019	$123	67
GMIB	$310	$288	$10	67	$343	$321	$9	67

GMWB:
GMWB	$3,478	$3,467	$1	68	$3,671	$3,659	$1	68
GMWB for life	37,753	37,629	137	66	36,843	36,735	95	65
Total — GMWB	$41,231	$41,096	$138	66	$40,514	$40,394	$96	65

GMAB	$4,246	$4,229	$5	58	$4,247	$4,234	$2	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2015		December 31, 2014
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,258	63	$6,076	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	2	—	252	(14)	39
Paid claims	(2)	—	—	—	(9)
Balance at June 30, 2014	$4	$6	$(131)	$(76)	$236

Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	1	—	(225)	(4)	45
Paid claims	(1)	—	—	—	(12)
Balance at June 30, 2015	$9	$7	$468	$(45)	$296
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2015	December 31, 2014
	(in millions)
Mutual funds:
Equity	$41,180	$41,403
Bond	24,736	25,060
Other	5,062	4,490
Total mutual funds	$70,978	$70,953

9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	June 30, 2015		December 31, 2014		June 30, 2015	December 31, 2014
	(in millions)
Long-term debt:
Senior notes due 2015	$353	(1)	$358	(1)	5.7%	5.7%
Senior notes due 2019	325	(1)	326	(1)	7.3	7.3
Senior notes due 2020	785	(1)	786	(1)	5.3	5.3
Senior notes due 2023	750		750		4.0	4.0
Senior notes due 2024	548		548		3.7	3.7
Junior subordinated notes due 2066	294		294		7.5	7.5
Total long-term debt	3,055		3,062
Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150		150		0.3	0.3
Repurchase agreements	50		50		0.4	0.4
Total short-term borrowings	200		200
Total	$3,255		$3,262
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt. See Note 12 for information on the Company’s fair value hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The amounts included in the table above are net of any unamortized discount and premium associated with issuing these notes.
The Company has an unsecured revolving credit facility for up to $500 million. Under the terms of the underlying credit agreement for the facility, the Company may increase the amount of this facility up to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $1 million as of June 30, 2015. On May 1, 2015, the Company amended the underlying credit agreement for the facility to extend the expiration to May 2020.
The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both June 30, 2015 and December 31, 2014.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of June 30, 2015 and December 31, 2014, the Company has pledged $23 million and $18 million, respectively, of agency residential mortgage backed securities and $29 million and $34 million, respectively, of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than two months as of June 30, 2015 and less than four months as of December 31, 2014. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $303 million and $298 million at June 30, 2015 and December 31, 2014, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of June 30, 2015 and less than two months as of December 31, 2014. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$81	$1,943	$—	$2,024
Available-for-Sale securities:
Corporate debt securities	—	15,410	1,509	16,919
Residential mortgage backed securities	—	5,842	279	6,121
Commercial mortgage backed securities	—	2,518	44	2,562
Asset backed securities	—	1,186	135	1,321
State and municipal obligations	—	2,190	—	2,190
U.S. government and agencies obligations	21	35	—	56
Foreign government bonds and obligations	—	239	—	239
Common stocks	5	8	6	19
Total Available-for-Sale securities	26	27,428	1,973	29,427
Trading securities	5	29	1	35
Separate account assets	—	83,704	—	83,704
Investments segregated for regulatory purposes	551	—	—	551
Other assets:
Interest rate derivative contracts	—	1,643	—	1,643
Equity derivative contracts	226	1,859	—	2,085
Credit derivative contracts	—	9	—	9
Foreign exchange derivative contracts	1	42	—	43
Other derivative contracts	—	17	—	17
Total other assets	227	3,570	—	3,797
Total assets at fair value	$890	$116,674	$1,974	$119,538

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	292	292
GMWB and GMAB embedded derivatives	—	—	235	235	(1)
Total policyholder account balances, future policy benefits and claims	—	6	527	533	(2)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	—	1,022	—	1,022
Equity derivative contracts	307	2,292	—	2,599
Foreign exchange derivative contracts	—	5	—	5
Other derivative contracts	—	115	—	115
Other	4	18	—	22
Total other liabilities	311	3,452	—	3,763
Total liabilities at fair value	$311	$3,462	$527	$4,300
(1) The fair value of the GMWB and GMAB embedded derivatives included $541 million of individual contracts in a liability position and $306 million of individual contracts in an asset position.

(2)	The Company’s adjustment for nonperformance risk resulted in a $300 million cumulative decrease to the embedded derivatives.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$27	$1,930	$—	$1,957
Available-for-Sale securities:
Corporate debt securities	—	15,647	1,518	17,165
Residential mortgage backed securities	—	6,001	206	6,207
Commercial mortgage backed securities	—	2,539	91	2,630
Asset backed securities	—	1,301	169	1,470
State and municipal obligations	—	2,239	—	2,239
U.S. government and agencies obligations	12	35	—	47
Foreign government bonds and obligations	—	251	—	251
Common stocks	5	7	6	18
Total Available-for-Sale securities	17	28,020	1,990	30,027
Trading securities	54	28	1	83
Separate account assets	—	83,256	—	83,256
Other assets:
Interest rate derivative contracts	—	2,031	—	2,031
Equity derivative contracts	282	1,757	—	2,039
Foreign exchange derivative contracts	1	29	—	30
Other derivative contracts	—	1	—	1
Total other assets	283	3,818	—	4,101
Total assets at fair value	$381	$117,052	$1,991	$119,424

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	242	242
GMWB and GMAB embedded derivatives	—	—	479	479	(1)
Total policyholder account balances, future policy benefits and claims	—	6	721	727	(2)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	1,136	—	1,136
Equity derivative contracts	376	2,326	—	2,702
Foreign exchange derivative contracts	1	2	—	3
Other derivative contracts	—	114	—	114
Other	—	12	—	12
Total other liabilities	377	3,590	—	3,967
Total liabilities at fair value	$377	$3,602	$721	$4,700

(1)	The fair value of the GMWB and GMAB embedded derivatives included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

(2)	The Company’s adjustment for nonperformance risk resulted in a $311 million cumulative decrease to the embedded derivatives.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, April 1, 2015	$1,526	$280	$20	$158	$7	$1,991		$1
Total losses included in:
Net income	(1)	—	—	—	—	(1)	(1)	—
Other comprehensive loss	(19)	—	—	—	—	(19)		—
Purchases	40	104	41	9	—	194		—
Settlements	(37)	(13)	(2)	(12)	—	(64)		—
Transfers out of Level 3	—	(92)	(15)	(20)	(1)	(128)		—
Balance, June 30, 2015	$1,509	$279	$44	$135	$6	$1,973		$1

Changes in unrealized losses relating to assets held at June 30, 2015 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives	GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2015	$270	$827		$1,097
Total gains included in:
Net income	—	(659)	(1)	(659)
Issues	26	64		90
Settlements	(4)	3		(1)
Balance, June 30, 2015	$292	$235		$527

Changes in unrealized gains relating to liabilities held at June 30, 2015 included in:
Benefits, claims, losses and settlement expenses	—	(651)		(651)
(1) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, April 1, 2014	$1,566	$87	$75	$206	$6	$1,940		$2
Total gains (losses) included in:
Net income	(1)	—	—	1	—	—	(1)	—
Other comprehensive income	12	—	—	—	—	12		—
Purchases	46	136	—	—	—	182		1
Sales	—	—	—	—	—	—		(2)
Settlements	(58)	(9)	—	(2)	—	(69)		—
Transfers out of Level 3	—	—	(60)	(20)	—	(80)		—
Balance, June 30, 2014	$1,565	$214	$15	$185	$6	$1,985		$1

Changes in unrealized losses relating to assets held at June 30, 2014 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2014	$154		$(471)		$(317)
Total losses included in:
Net income	8	(1)	68	(2)	76
Issues	24		60		84
Settlements	(2)		(4)		(6)
Balance, June 30, 2014	$184		$(347)		$(163)

Changes in unrealized losses relating to liabilities held at June 30, 2014 included in:
Interest credited to fixed accounts	$8		$—		$8
Benefits, claims, losses and settlement expenses	—		67		67
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, January 1, 2015	$1,518	$206	$91	$169	$6	$1,990		$1
Total gains (losses) included in:
Net income	(1)	—	—	—	—	(1)	(1)	—
Other comprehensive income	(6)	—	—	—	1	(5)		—
Purchases	55	219	41	32	—	347		—
Settlements	(57)	(22)	(3)	(14)	—	(96)		—
Transfers into Level 3	—	—	6	—	—	6		—
Transfers out of Level 3	—	(124)	(91)	(52)	(1)	(268)		—
Balance, June 30, 2015	$1,509	$279	$44	$135	$6	$1,973		$1

Changes in unrealized losses relating to assets held at June 30, 2015 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total (gains) losses included in:
Net income	14	(1)	(379)	(2)	(365)
Issues	45		128		173
Settlements	(9)		7		(2)
Balance, June 30, 2015	$292		$235		$527

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2015 included in:
Interest credited to fixed accounts	$14		$—		$14
Benefits, claims, losses and settlement expenses	—		(373)		(373)
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
The decrease to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $45 million and $6 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended June 30, 2015 and 2014, respectively. The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(8) million and $9 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the six months ended June 30, 2015 and 2014, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,490	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	–	3.5%	1.5%
IUL embedded derivatives	$292	Discounted cash flow	Nonperformance risk (1)	67		bps
GMWB and GMAB embedded derivatives	$235	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	51.1%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.3%	–	21.0%
			Nonperformance risk (1)	67		bps
			Elective contractholder strategy allocations (4)	0.0%	–	3.0%

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,476	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.9%	1.5%
IUL embedded derivatives	$242	Discounted cash flow	Nonperformance risk (1)	65		bps
GMWB and GMAB embedded derivatives	$479	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	51.1%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.2%	–	20.9%
			Nonperformance risk (1)	65		bps
			Elective contractholder strategy allocations (4)	0.0%	–	3.0%
(1)    The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(4)	The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model.
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
Investments Segregated for Regulatory Purposes
Investments segregated for regulatory purposes includes U.S. Treasuries that are classified as Level 1.
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at June 30, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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

	June 30, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,388	$—	$—	$3,433	$3,433
Policy and certificate loans	817	—	1	802	803
Receivables	1,611	284	1,326	4	1,614
Restricted and segregated cash	1,940	1,940	—	—	1,940
Other investments and assets	531	—	467	65	532

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,016	$—	$—	$12,803	$12,803
Investment certificate reserves	4,349	—	—	4,344	4,344
Brokerage customer deposits	3,471	3,471	—	—	3,471
Separate account liabilities	4,767	—	4,767	—	4,767
Debt and other liabilities	3,663	364	3,400	104	3,868

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,440	$—	$—	$3,512	$3,512
Policy and certificate loans	806	—	1	793	794
Receivables	1,418	215	1,200	3	1,418
Restricted and segregated cash	2,614	2,614	—	—	2,614
Other investments and assets	551	—	460	84	544

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,979	$—	$—	$13,996	$13,996
Investment certificate reserves	4,201	—	—	4,195	4,195
Brokerage customer deposits	3,465	3,465	—	—	3,465
Separate account liabilities	4,478	—	4,478	—	4,478
Debt and other liabilities	3,576	261	3,446	121	3,828

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Mortgage Loans, Net
The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities, liquidity and characteristics including LTV ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan. Given the significant unobservable inputs to the valuation of commercial mortgage loans, these measurements are classified as Level 3.
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

11.  Offsetting Assets and Liabilities
Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets. The Company’s derivative instruments, repurchase agreements and securities borrowing and lending agreements are subject to master netting arrangements and collateral arrangements and qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Securities borrowed and loaned result from transactions between the Company’s broker dealer subsidiary and other financial institutions and are recorded at the amount of cash collateral advanced or received. Securities borrowed and securities loaned are primarily equity securities. The Company’s securities borrowed and securities loaned transactions generally do not have a fixed maturity date and may be terminated by either party under customary terms.
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,398	$—	$3,398	$(2,791)	$(299)	$(215)	$93
OTC cleared	323	—	323	(244)	(79)	—	—
Exchange-traded	76	—	76	—	—	—	76
Total derivatives	3,797	—	3,797	(3,035)	(378)	(215)	169
Securities borrowed	284	—	284	(54)	—	(227)	3
Total	$4,081	$—	$4,081	$(3,089)	$(378)	$(442)	$172

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,735	$—	$3,735	$(3,000)	$(281)	$(418)	$36
OTC cleared	305	—	305	(224)	(81)	—	—
Exchange-traded	61	—	61	—	—	—	61
Total derivatives	4,101	—	4,101	(3,224)	(362)	(418)	97
Securities borrowed	215	—	215	(49)	—	(163)	3
Total	$4,316	$—	$4,316	$(3,273)	$(362)	$(581)	$100
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,492	$—	$3,492	$(2,791)	$—	$(701)	$—
OTC cleared	249	—	249	(244)	(5)	—	—
Total derivatives	3,741	—	3,741	(3,035)	(5)	(701)	—
Securities loaned	364	—	364	(54)	—	(301)	9
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,155	$—	$4,155	$(3,089)	$(5)	$(1,052)	$9

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,723	$—	$3,723	$(3,000)	$—	$(723)	$—
OTC cleared	232	—	232	(224)	(8)	—	—
Total derivatives	3,955	—	3,955	(3,224)	(8)	(723)	—
Securities loaned	261	—	261	(49)	—	(205)	7
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,266	$—	$4,266	$(3,273)	$(8)	$(978)	$7
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
When the fair value of collateral accepted by the Company is less than the amount due to the Company, there is a risk of loss if the counterparty fails to perform or provide additional collateral. To mitigate this risk, the Company monitors collateral values regularly and requires additional collateral when necessary. When the value of collateral pledged by the Company declines, it may be required to post additional collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

Derivatives designated as hedging instruments		Assets			Liabilities
	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015		December 31, 2014
		(in millions)			(in millions)
Fair value hedges
Interest rate contracts	Other assets	$69	$76	Other liabilities	$—		$—
Total qualifying hedges		69	76		—		—
Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	1,574	1,955	Other liabilities	1,021		1,136
Equity contracts	Other assets	2,036	1,954	Other liabilities	2,576		2,650
Credit contracts	Other assets	9	—	Other liabilities	—		—
Foreign exchange contracts	Other assets	42	29	Other liabilities	5		2
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims (2)	235		479
Total GMWB and GMAB		3,661	3,938		3,837		4,267
Other derivatives:
Interest rate
Investments	Other assets	—	—	Other liabilities	1		—
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	6		6
IUL	Other assets	26	39	Other liabilities	4		12
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	292		242
Stock market certificates	Other assets	23	46	Other liabilities	19		40
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	4		6
Foreign exchange
Foreign currency	Other assets	1	1	Other liabilities	—		—
Seed money	Other assets	—	—	Other liabilities	—		1
Other
Macro hedge program	Other assets	17	1	Other liabilities	115		114
Total other derivatives		67	87		441		421
Total non-designated hedges		3,728	4,025		4,278		4,688
Total derivatives		$3,797	$4,101		$4,278	(3)	$4,688	(3)
N/A  Not applicable.
(1) The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
(2) The fair value of the GMWB and GMAB embedded derivatives at June 30, 2015 included $541 million of individual contracts in a liability position and $306 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2014 included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.2 billion and $1.5 billion at June 30, 2015 and December 31, 2014, respectively. See Note 11 for additional information related to master netting arrangements and cash collateral. See Note 3 for information about derivatives held by consolidated VIEs. See (2) above for additional information related to gross GMWB and GMAB embedded derivatives.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operation:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(562)	$245	$(176)	$509
Equity contracts	Benefits, claims, losses and settlement expenses	(137)	(197)	(259)	(387)
Credit contracts	Benefits, claims, losses and settlement expenses	14	(12)	5	(22)
Foreign exchange contracts	Benefits, claims, losses and settlement expenses	(2)	—	(8)	(1)
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	592	(124)	244	(228)
Total GMWB and GMAB		(95)	(88)	(194)	(129)

Other derivatives:
Interest rate
Investments	Net investment income	(1)	—	(1)	—
Tax hedge	Net investment income	—	—	—	3
Seed money	Net investment income	—	—	—	(1)
Equity
IUL	Interest credited to fixed accounts	(2)	6	(1)	11
IUL embedded derivatives	Interest credited to fixed accounts	4	(5)	(5)	(11)
EIA	Interest credited to fixed accounts	—	1	—	1
EIA embedded derivatives	Interest credited to fixed accounts	—	(1)	—	(1)
Stock market certificates	Banking and deposit interest expense	—	1	1	2
Stock market certificates embedded derivatives	Banking and deposit interest expense	—	(1)	—	(2)
Seed money	Net investment income	—	(2)	(2)	(3)
Deferred compensation	Distribution expenses	(1)	4	6	5
Deferred compensation	General and administrative expense	—	2	1	2
Foreign exchange
Foreign currency	Net investment income	—	(2)	—	(2)
Deferred compensation	Distribution expenses	1	1	(2)	1
Commodity
Seed money	Net investment income	—	—	—	(1)
Other
Macro hedge program	Benefits, claims, losses and settlement expenses	(6)	(24)	(7)	(25)
Total other derivatives		(5)	(20)	(10)	(21)
Total derivatives		$(100)	$(108)	$(204)	$(150)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps. At June 30, 2015 and December 31, 2014, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $137.9 billion and $132.0 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2015 (1)	$194	$38
2016	346	77
2017	276	77
2018	216	125
2019	261	87
2020 - 2027	634	208
Total	$1,927	$612
(1) 2015 amounts represent the amounts payable and receivable for the period from July 1, 2015 to December 31, 2015.
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options, interest rate swaptions and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The gross notional amount of these derivative contracts was $4.9 billion and $2.7 billion at June 30, 2015 and December 31, 2014, respectively.
In the second quarter of 2015, the Company entered into interest rate swaps to manage its exposure to interest rate risk on certain of its investments. The gross notional amount of these contracts was $598 million at June 30, 2015.
EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $2.1 billion and $2.0 billion at June 30, 2015 and December 31, 2014, respectively.
The Company enters into futures, commodity swaps, and foreign currency forward contracts to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $73 million and $97 million at June 30, 2015 and December 31, 2014, respectively.
The Company enters into foreign currency forward contracts to economically hedge its exposure to certain transactions denominated in non-functional currencies. The gross notional amount of these contracts was $6 million and $11 million at June 30, 2015 and December 31, 2014, respectively.
The Company enters into futures contracts to economically hedge its exposure related to deferred compensation plans. The gross notional amount of these contracts was $298 million and $278 million at June 30, 2015 and December 31, 2014, respectively.
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
For the three months and six months ended June 30, 2015 and 2014, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of June 30, 2015 that the Company expects to reclassify to earnings within the next twelve months is $3 million, which consists of $3 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income.
The following table presents the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest and debt expense	$1	$1	$2	$2
Net investment income	(1)	(1)	(2)	(2)
Total	$—	$—	$—	$—
Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 20 years and relates to forecasted debt interest payments.
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in millions)
Interest rate contracts	Interest and debt expense	$8	$8	$16	$16
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At June 30, 2015 and December 31, 2014, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $466 million and $416 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2015 and December 31, 2014 was $466 million and $416 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at June 30, 2015 and December 31, 2014 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil for both periods.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Shareholders’ Equity
The following table provides information related to amounts reclassified from AOCI:

AOCI Reclassification	Location of Loss (Gain) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net investment income	$(5)	$(1)	$(16)	$(6)
Tax expense	Income tax provision	2	—	6	2
Net of tax		$(3)	$(1)	$(10)	$(4)

Losses (gains) on cash flow hedges:
Interest rate contracts	Interest and debt expense	$(1)	$(1)	$(2)	$(2)
Swaptions	Net investment income	1	1	2	2
Total before tax		—	—	—	—
Tax benefit	Income tax provision	—	—	—	—
Net of tax		$—	$—	$—	$—
See Note 4 for additional information related to the impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.
In April 2014, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through April 28, 2016. As of June 30, 2015, the Company had $1.0 billion remaining under its share repurchase authorization. During the six months ended June 30, 2015 and 2014, the Company repurchased a total of 6.0 million shares and 6.4 million shares, respectively, of its common stock for an aggregate cost of $774 million and $706 million, respectively.
The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the six months ended June 30, 2015 and 2014, the Company reacquired 0.3 million shares and 0.8 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $44 million and $90 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2015 and 2014, the Company reacquired 0.7 million shares and 1.2 million shares of its common stock through the net settlement of options for an aggregate value of $87 million and $133 million, respectively.
During the six months ended June 30, 2015 and 2014, the Company reissued 1.0 million and 1.6 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

14.  Income Taxes
The Company’s effective tax rate on income from continuing operations was 22.6% and 24.5% for the three months ended June 30, 2015 and 2014, respectively. The Company’s effective tax rate on income from continuing operations was 22.6% and 22.5% for the six months ended June 30, 2015 and 2014, respectively. The Company’s effective tax rates for the three months and six months ended June 30, 2015 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $17 million, net of federal benefit, which will expire beginning December 31, 2015 and a state AMT credit carryforward of $1 million, which has no expiration.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $12 million at June 30, 2015 and $20 million at December 31, 2014.
As of June 30, 2015 and December 31, 2014, the Company had $224 million and $242 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $45 million and $57 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2015 and December 31, 2014, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $170 million to $180 million in the next 12 months primarily due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three months and six months ended June 30, 2015, respectively. The Company recognized a net increase of $4 million and $3 million in interest and penalties for the three months and six months ended June 30, 2014, respectively. At June 30, 2015 and December 31, 2014, the Company had a payable of $50 million and $48 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both June 30, 2015 and December 31, 2014, the estimated liability was $14 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of the Comptroller of the Currency, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance claims; security of client information; and front office systems and controls at the Company’s UK subsidiary. The Company is also responding to regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators.
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
In November 2014, a lawsuit was filed against the Company’s London-based asset management affiliate in England’s High Court of Justice Commercial Court, entitled Otkritie Capital International Ltd and JSC Otkritie Holding v. Threadneedle Asset Management Ltd. and Threadneedle Management Services Ltd. (“Threadneedle Defendants”). Claimants allege that the Threadneedle Defendants should be held liable for the wrongful acts of one of its former employees, who in February 2014 was held jointly and severally liable with several other parties for conspiracy and dishonest assistance in connection with a fraud perpetrated against Claimants in 2011. Claimants allege they were harmed by that fraud in the amount of $120 million. The Threadneedle Defendants have applied to the Court for an Order dismissing the proceedings as an abuse of process of the court, and the parties are awaiting a decision by the Court after a hearing that was held on June 10, 2015. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the number of parties involved, and the failure to allege any specific, evidence based damages.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders
The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$476	$467	$955	$983
Less: Net income attributable to noncontrolling interests	61	93	147	208
Income from continuing operations attributable to Ameriprise Financial	415	374	808	775
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income attributable to Ameriprise Financial	$415	$374	$808	$774

Denominator:
Basic: Weighted-average common shares outstanding	183.8	192.7	185.1	194.1
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.6	3.5	2.6	3.5
Diluted: Weighted-average common shares outstanding	186.4	196.2	187.7	197.6

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$2.26	$1.94	$4.37	$3.99
Loss from discontinued operations	—	—	—	—
Net income	$2.26	$1.94	$4.37	$3.99
Diluted:
Income from continuing operations	$2.23	$1.91	$4.30	$3.92
Loss from discontinued operations	—	—	—	—
Net income	$2.23	$1.91	$4.30	$3.92
The calculation of diluted earnings per share excludes the incremental effect of 1.6 million and 1.5 million options as of June 30, 2015 and 2014, respectively, due to their anti-dilutive effect.

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
Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the results of discontinued operations, the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), integration and restructuring charges and the impact of consolidating investment entities. Operating net revenues also exclude net realized investment gains or losses and the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments. Operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization). The market impact on variable annuity guaranteed benefits and IUL benefits includes changes in liability values caused by changes in financial market conditions, net of changes in associated economic hedge values. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on liability values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2015	December 31, 2014
	(in millions)
Assets:
Advice & Wealth Management	$10,630	$10,220
Asset Management	7,935	7,509
Annuities	97,406	98,535
Protection	20,955	20,779
Corporate & Other	11,880	11,767
Total assets	$148,806	$148,810

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,274	$1,198	$2,502	$2,347
Asset Management	832	844	1,639	1,651
Annuities	651	651	1,282	1,287
Protection	600	579	1,190	1,134
Corporate & Other	(2)	(2)	(8)	4
Eliminations(1) (2)	(372)	(355)	(724)	(696)
Total segment operating revenues	2,983	2,915	5,881	5,727
Net realized gains	5	1	15	6
Revenues attributable to CIEs	141	160	290	337
Market impact on IUL benefits, net	—	(4)	(4)	(2)
Market impact of hedges on investments	(1)	—	(1)	—
Total net revenues per consolidated statements of operations	$3,128	$3,072	$6,181	$6,068
(1) Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2015 and 2014 in each segment as follows: Advice & Wealth Management ($264 and $250, respectively); Asset Management ($11 and $11, respectively); Annuities ($86 and $83, respectively); Protection ($11 and $10, respectively); and Corporate & Other (nil and $1, respectively).
(2) Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2015 and 2014 in each segment as follows: Advice & Wealth Management ($511 and $490, respectively); Asset Management ($22 and $22, respectively); Annuities ($170 and $163, respectively); Protection ($21 and $20, respectively); and Corporate & Other (nil and $1, respectively).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating earnings:
Advice & Wealth Management	$220	$194	$430	$375
Asset Management	197	199	388	382
Annuities	150	170	322	346
Protection	72	91	123	150
Corporate & Other	(57)	(75)	(119)	(130)
Total segment operating earnings	582	579	1,144	1,123
Net realized gains	5	1	15	6
Net income attributable to noncontrolling interests	61	93	147	208
Market impact on variable annuity guaranteed benefits, net	(36)	(54)	(70)	(69)
Market impact on IUL benefits, net	5	—	(1)	1
Market impact of hedges on investments	(1)	—	(1)	—
Integration and restructuring charges	(1)	—	(1)	—
Income from continuing operations before income tax provision per consolidated statements of operations	$615	$619	$1,233	$1,269

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

Overview
Ameriprise Financial is a diversified financial services company with a 121 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $811 billion in assets under management and administration as of June 30, 2015.
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
Our asset management capabilities are increasingly global in scale, with Columbia Management Investment Advisers, LLC (“Columbia” or “Columbia Management”) as the primary provider of products and services in the U.S. and Threadneedle Asset Management Holdings Sàrl (“Threadneedle”) as the primary provider of products and services outside of the U.S. On March 30, 2015, we launched a new brand — Columbia Threadneedle Investments – that represents the combined capabilities, resources and reach of both firms. While the group now operates under one brand, established investment teams, strategies and processes in place at both firms will not change as a result of the new brand, nor will existing funds or client portfolios and mandates. In addition, there is no change to the corporate structure or regulated entities.
We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong and competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 125 of our funds rated as four- and five-star funds by Morningstar.
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

AMERIPRISE FINANCIAL, INC.

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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in our 2014 10-K, “Item 1A. Risk Factors” in our Form 10-Q for the quarterly period ended March 31, 2015 filed with the SEC on May 4, 2015 and other factors as discussed herein.
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
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that operating measures, which exclude net realized investment gains or losses; the market impact on variable annuity guaranteed benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.

AMERIPRISE FINANCIAL, INC.

Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Total net revenues	$3,128	$3,072	$6,181	$6,068
Less: Revenue attributable to CIEs	141	160	290	337
Less: Net realized gains	5	1	15	6
Less: Market impact on indexed universal life benefits	—	(4)	(4)	(2)
Less: Market impact of hedges on investments	(1)	—	(1)	—
Operating total net revenues	$2,983	$2,915	$5,881	$5,727

			Per Diluted Share
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net income	$476	$467
Less: Net income attributable to noncontrolling interests	61	93
Net income attributable to Ameriprise Financial	415	374	$2.23	$1.91
Less: Loss from discontinued operations, net of tax	—	—	—	—
Net income from continuing operations attributable to Ameriprise Financial	415	374	2.23	1.91
Add: Integration/restructuring charges, net of tax (1)	1	—	0.01	—
Add: Market impact on variable annuity guaranteed benefits, net of tax (1)	23	35	0.12	0.18
Add: Market impact on indexed universal life benefits, net of tax (1)	(3)	—	(0.02)	—
Add: Market impact of hedges on investments, net of tax (1)	1	—	0.01	—
Less: Net realized gains, net of tax (1)	3	1	0.02	0.01
Operating earnings	$434	$408	$2.33	$2.08

Weighted average common shares outstanding:
Basic	183.8	192.7
Diluted	186.4	196.2
(1) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

			Per Diluted Share
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net income	$955	$982
Less: Net income attributable to noncontrolling interests	147	208
Net income attributable to Ameriprise Financial	808	774	$4.30	$3.92
Less: Loss from discontinued operations, net of tax	—	(1)	—	—
Net income from continuing operations attributable to Ameriprise Financial	808	775	4.30	3.92
Add: Integration/restructuring charges, net of tax (1)	1	—	0.01	—
Add: Market impact on variable annuity guaranteed benefits, net of tax (1)	45	45	0.22	0.22
Add: Market impact on indexed universal life benefits, net of tax (1)	1	(1)	0.01	—
Add: Market impact of hedges on investments, net of tax (1)	1	—	0.01	—
Less: Net realized gains, net of tax (1)	10	4	0.04	0.02
Operating earnings	$846	$815	$4.51	$4.12

Weighted average common shares outstanding:
Basic	185.1	194.1
Diluted	187.7	197.6
(1) Calculated using the statutory tax rate of 35%.
The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended June 30,
	2015	2014
	(in millions)
Net income attributable to Ameriprise Financial	$1,653	$1,452
Less: Loss from discontinued operations, net of tax	(1)	(2)
Net income from continuing operations attributable to Ameriprise Financial	1,654	1,454
Less: Adjustments (1)	(39)	(131)
Operating earnings	$1,693	$1,585

Total Ameriprise Financial, Inc. shareholders’ equity	$8,176	$8,326
Less: Accumulated other comprehensive income, net of tax	706	698
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	7,470	7,628
Less: Equity impacts attributable to CIEs	280	330
Operating equity	$7,190	$7,298

Return on equity from continuing operations, excluding AOCI	22.1%	19.1%
Operating return on equity, excluding AOCI (2)	23.5%	21.7%

(1)
Adjustments reflect the trailing twelve months’ sum of after-tax net realized investment gains/losses; the market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; and integration and restructuring charges. After-tax is calculated using the statutory tax rate of 35%.

(2)
Operating return on equity, excluding AOCI, is calculated using the trailing twelve months of earnings excluding the after-tax net realized investment gains/losses; market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration/restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 35%.

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
The following table presents detail regarding our AUM and AUA:

	June 30,
	2015	2014	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$181.1	$167.3	$13.8	8%
Asset Management AUM	503.1	518.3	(15.2)	(3)
Corporate & Other AUM	0.7	0.9	(0.2)	(22)
Eliminations	(23.2)	(21.3)	(1.9)	(9)
Total Assets Under Management	661.7	665.2	(3.5)	(1)
Total Assets Under Administration	149.4	144.7	4.7	3
Total AUM and AUA	$811.1	$809.9	$1.2	—%
Total AUM decreased $3.5 billion, or 1%, to $661.7 billion as of June 30, 2015 compared to $665.2 billion as of June 30, 2014 primarily due to a $15.2 billion decrease in Asset Management AUM driven by the negative impact of foreign currency translation, net outflows and retail fund distributions, partially offset by market appreciation, and a $13.8 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended June 30, 2015 and 2014
The following table presents our consolidated results of operations:

	Three Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$1,518	$1,452	$66	5%
Distribution fees	472	470	2	—
Net investment income	423	433	(10)	(2)
Premiums	368	345	23	7
Other revenues	354	379	(25)	(7)
Total revenues	3,135	3,079	56	2
Banking and deposit interest expense	7	7	—	—
Total net revenues	3,128	3,072	56	2
Expenses
Distribution expenses	835	810	25	3
Interest credited to fixed accounts	160	175	(15)	(9)
Benefits, claims, losses and settlement expenses	543	506	37	7
Amortization of deferred acquisition costs	94	78	16	21
Interest and debt expense	89	79	10	13
General and administrative expense	792	805	(13)	(2)
Total expenses	2,513	2,453	60	2
Income from continuing operations before income tax provision	615	619	(4)	(1)
Income tax provision	139	152	(13)	(9)
Income from continuing operations	476	467	9	2
Loss from discontinued operations, net of tax	—	—	—	—
Net income	476	467	9	2
Less: Net income attributable to noncontrolling interests	61	93	(32)	(34)
Net income attributable to Ameriprise Financial	$415	$374	$41	11%
Overall
Income from continuing operations before income tax provision decreased $4 million, or 1%, to $615 million for the three months ended June 30, 2015 compared to $619 million for the prior year period primarily reflecting a $15 million increase in catastrophe losses, asset management net outflows, the impact on DAC and DSIC from actual versus expected market performance and a decrease in net income from CIEs, partially offset by an $18 million long term care (“LTC”) reserve release in the second quarter of 2015, the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the impact of market appreciation and wrap account net inflows. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $36 million for the three months ended June 30, 2015 compared to an expense of $54 million for the prior year period. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was an expense of $5 million for the second quarter of 2015 compared to a benefit of $16 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues increased $56 million, or 2%, to $3.1 billion for the three months ended June 30, 2015 compared to $3.1 billion for the prior year period primarily due to higher management and financial advice fees and premiums, partially offset by a decrease in net investment income and other revenues.
Management and financial advice fees increased $66 million, or 5%, to $1.5 billion for the three months ended June 30, 2015 compared to $1.5 billion for the prior year period primarily due to higher asset-based fees driven by an increase in average AUM and an $18 million increase in performance fees. Average AUM increased $15.9 billion, or 2%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows and the negative impact of foreign currency translation. See our discussion on the changes in AUM in our segment results of operations section.
Net investment income decreased $10 million, or 2%, to $423 million for the three months ended June 30, 2015 compared to $433 million for the prior year period primarily due to a $20 million decrease in investment income on fixed maturities driven by lower invested assets, partially offset by an $11 million increase in net investment income of CIEs.
Premiums increased $23 million, or 7%, to $368 million for the three months ended June 30, 2015 compared to $345 million for the prior year period due to a 7% increase in auto and home policies in force.
Other revenues decreased $25 million, or 7%, to $354 million for the three months ended June 30, 2015 compared to $379 million for the prior year period due to a $44 million decrease in other revenues of CIEs, partially offset by higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates and a $7 million gain on the sale of a building.
Expenses
Total expenses increased $60 million, or 2%, to $2.5 billion for the three months ended June 30, 2015 compared to $2.5 billion for the prior year period primarily due to increases in distribution expenses and benefits, claims, losses and settlement expenses.
Distribution expenses increased $25 million, or 3%, to $835 million for the three months ended June 30, 2015 compared to $810 million for the prior year period driven by higher advisor compensation due to growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section.
Interest credited to fixed accounts decreased $15 million, or 9%, to $160 million for the three months ended June 30, 2015 compared to $175 million for the prior year period primarily due to lower average fixed annuity account balances. Average fixed annuity account balances decreased $1.3 billion, or 11%, to $11.4 billion for the three months ended June 30, 2015 compared to the prior year period due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates.
Benefits, claims, losses and settlement expenses increased $37 million, or 7%, to $543 million for the three months ended June 30, 2015 compared to $506 million for the prior year period primarily reflecting the following items:

•
A $43 million increase in benefits, claims, losses and settlement expenses related to our auto and home business due to higher catastrophe losses and an increase in the provision for estimated losses reflecting the impact of growth in exposures from a 7% increase in policies in force and higher 2015 accident year loss ratio assumptions. Catastrophe losses were $48 million for the three months ended June 30, 2015 compared to $33 million for the prior year period.

•
A $4 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expenses compared to the prior year period due to a $12 million benefit in the second quarter of 2014 from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds compared to a $2 million benefit in the second quarter of 2015. See additional discussion in the Annuities segment.

•
A $4 million increase in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance. This impact was an expense of $1 million for the second quarter of 2015 compared to a benefit of $3 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.

•	An $18 million LTC reserve release in the second quarter of 2015. See additional discussion in the Protection segment.

•
A $5 million increase in disability income claims due to favorable claims experience in the prior year period and a $4 million increase in life insurance claims reflecting a higher number of variable universal life (“VUL”) claims.

AMERIPRISE FINANCIAL, INC.

•
A $58 million increase in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The unfavorable impact of the nonperformance credit spread was $64 million for the second quarter of 2015 compared to an unfavorable impact of $6 million for the prior year period.

•
An $82 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $789 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $705 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $2 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were up in the second quarter of 2015 and down in the second quarter of 2014 resulting in a favorable change in the variable annuity guaranteed living benefits liability net of the corresponding change in hedge assets relative to the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense in the second quarter of 2015 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Amortization of DAC increased $16 million, or 21%, to $94 million for the three months ended June 30, 2015 compared to $78 million for the prior year period. The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was an expense of $4 million for the second quarter of 2015 compared to a benefit of $13 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.
Interest and debt expense increased $10 million, or 13%, to $89 million for the three months ended June 30, 2015 compared to $79 million for the prior year period primarily due to a $14 million increase in interest and debt expense of CIEs, partially offset by expenses related to the early redemption of our senior notes due 2039 in the second quarter of 2014.
General and administrative expenses decreased $13 million, or 2%, to $792 million for the three months ended June 30, 2015 compared to $805 million for the prior year period primarily due to a $7 million positive impact of foreign exchange and provisions for regulatory reserves in the second quarter of 2014, partially offset by an $8 million increase in compensation related to higher performance fees.
Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 22.6% for the three months ended June 30, 2015 compared to 24.5% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 25.1% for the three months ended June 30, 2015 compared to 28.7% for the prior year period. The effective tax rates for the three months ended June 30, 2015 and 2014 were lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Three Months Ended June 30, 2015 and 2014
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2015	2014
	(in millions)
Advice & Wealth Management
Net revenues	$1,274	$1,198
Expenses	1,054	1,004
Operating earnings	$220	$194
Asset Management
Net revenues	$832	$844
Expenses	635	645
Operating earnings	$197	$199
Annuities
Net revenues	$651	$651
Expenses	501	481
Operating earnings	$150	$170
Protection
Net revenues	$600	$579
Expenses	528	488
Operating earnings	$72	$91
Corporate & Other
Net revenues	$(2)	$(2)
Expenses	55	73
Operating loss	$(57)	$(75)

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

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2015	2014
	(in billions)
Beginning balance	$180.0	$159.4
Net flows	3.3	3.0
Market appreciation (depreciation) and other	(1.4)	5.4
Ending balance	$181.9	$167.8

Advisory wrap account assets ending balance (1)	$180.5	$166.8
Average advisory wrap account assets (2)	$180.7	$162.0

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $1.9 billion, or 1%, during the three months ended June 30, 2015 due to net inflows of $3.3 billion, partially offset by market depreciation and other of $1.4 billion. Average advisory wrap account assets increased $18.7 billion, or 12%, compared to the prior year period due to net inflows and market appreciation.
The following table presents the changes in wrap account assets for the twelve months ended June 30:

	2015	2014
	(in billions)
Beginning balance	$167.8	$135.9
Net flows (1)	13.0	13.1
Market appreciation and other (1)	1.1	18.8
Ending balance	$181.9	$167.8

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

Wrap account assets increased $14.1 billion, or 8%, from the prior year period reflecting net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$666	$604	$62	10%
Distribution fees	561	551	10	2
Net investment income	35	34	1	3
Other revenues	19	16	3	19
Total revenues	1,281	1,205	76	6
Banking and deposit interest expense	7	7	—	—
Total net revenues	1,274	1,198	76	6
Expenses
Distribution expenses	783	734	49	7
Interest and debt expense	2	2	—	—
General and administrative expense	269	268	1	—
Total expenses	1,054	1,004	50	5
Operating earnings	$220	$194	$26	13%

AMERIPRISE FINANCIAL, INC.

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $26 million, or 13%, to $220 million for the three months ended June 30, 2015 compared to $194 million for the prior year period primarily due to growth in wrap account assets and continued expense management. Pretax operating margin was 17.3% for the three months ended June 30, 2015 compared to 16.2% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $76 million, or 6%, to $1.3 billion for the three months ended June 30, 2015 compared to $1.2 billion for the prior year period primarily reflecting wrap account net inflows and market appreciation. Operating net revenue per branded advisor increased to $131,000 for the three months ended June 30, 2015, up 6%, from $124,000 for the prior year period driven by asset growth and client activity. Total branded advisors were 9,721 at June 30, 2015 compared to 9,692 at June 30, 2014.
Management and financial advice fees increased $62 million, or 10%, to $666 million for the three months ended June 30, 2015 compared to $604 million for the prior year period driven by growth in wrap account assets. Average advisory wrap account assets increased $18.7 billion, or 12%, compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
Expenses
Total expenses increased $50 million, or 5%, to $1.1 billion for the three months ended June 30, 2015 compared to $1.0 billion for the prior year period due to a $49 million increase in distribution expenses driven by higher advisor compensation due to growth in wrap account assets.

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
From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purpose of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $2 million and $3 million for the three months ended June 30, 2015 and 2014, respectively.

AMERIPRISE FINANCIAL, INC.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of June 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2015	2014
Domestic Equity	Equal weighted	1 year	59%	58%
		3 year	65%	50%
		5 year	65%	65%
	Asset weighted	1 year	64%	50%
		3 year	68%	48%
		5 year	74%	76%

International Equity	Equal weighted	1 year	77%	40%
		3 year	77%	50%
		5 year	70%	41%
	Asset weighted	1 year	48%	16%
		3 year	47%	77%
		5 year	45%	26%

Taxable Fixed Income	Equal weighted	1 year	58%	33%
		3 year	65%	61%
		5 year	71%	47%
	Asset weighted	1 year	69%	37%
		3 year	85%	83%
		5 year	86%	52%

Tax Exempt Fixed Income	Equal weighted	1 year	94%	100%
		3 year	100%	100%
		5 year	100%	94%
	Asset weighted	1 year	99%	100%
		3 year	100%	100%
		5 year	100%	84%

Asset Allocation Funds	Equal weighted	1 year	80%	50%
		3 year	56%	64%
		5 year	88%	89%
	Asset weighted	1 year	96%	49%
		3 year	62%	75%
		5 year	97%	97%

Number of funds with 4 or 5 Morningstar star ratings		Overall	53	51
		3 year	51	43
		5 year	48	44

Percent of funds with 4 or 5 Morningstar star ratings		Overall	52%	50%
		3 year	50%	43%
		5 year	51%	46%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	58%	53%
		3 year	48%	40%
		5 year	55%	40%

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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2015	2014
Equity	Equal weighted	1 year	71%	62%
		3 year	72%	73%
		5 year	81%	81%
	Asset weighted	1 year	63%	53%
		3 year	58%	78%
		5 year	86%	89%

Fixed Income	Equal weighted	1 year	52%	65%
		3 year	64%	73%
		5 year	70%	62%
	Asset weighted	1 year	50%	46%
		3 year	39%	59%
		5 year	52%	46%

Allocation (Managed) Funds	Equal weighted	1 year	63%	88%
		3 year	67%	67%
		5 year	83%	67%
	Asset weighted	1 year	75%	63%
		3 year	55%	37%
		5 year	93%	55%
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

AMERIPRISE FINANCIAL, INC.

The following table presents ending balances and average managed assets:

					Average(1)
	June 30,				Three Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(in billions)
Columbia managed assets	$358.5	$363.5	$(5.0)	(1)%	$363.0	$359.1	$3.9	1%
Threadneedle managed assets	150.7	158.1	(7.4)	(5)	150.5	152.3	(1.8)	(1)
Less: Sub-advised eliminations	(6.1)	(3.3)	(2.8)	(85)	(5.9)	(3.3)	(2.6)	(79)
Total managed assets	$503.1	$518.3	$(15.2)	(3)%	$507.6	$508.1	$(0.5)	—%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Three Months Ended June 30,
	2015	2014	Change
	(in billions)
Columbia managed asset net flows	$(0.3)	$0.2	$(0.5)	NM
Threadneedle managed asset net flows	(0.8)	4.3	(5.1)	NM
Less: Sub-advised eliminations	(0.9)	(0.1)	(0.8)	NM
Total managed asset net flows	$(2.0)	$4.4	$(6.4)	NM
NM Not Meaningful.
The following table presents managed assets by type:

					Average(1)
	June 30,				Three Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(in billions)
Equity	$277.0	$289.4	$(12.4)	(4)%	$280.6	$280.4	$0.2	—%
Fixed income	188.6	196.4	(7.8)	(4)	190.6	196.2	(5.6)	(3)
Money market	7.0	6.3	0.7	11	6.9	6.6	0.3	5
Alternative	7.9	7.2	0.7	10	7.8	6.9	0.9	13
Hybrid and other	22.6	19.0	3.6	19	21.7	18.0	3.7	21
Total managed assets	$503.1	$518.3	$(15.2)	(3)%	$507.6	$508.1	$(0.5)	—%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Three Months Ended June 30,
	2015	2014
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$239.5	$239.5
Mutual fund inflows	8.8	7.7
Mutual fund outflows	(12.8)	(10.2)
Net VP/VIT fund flows	(0.2)	(0.3)
Net new flows	(4.2)	(2.8)
Reinvested dividends	3.5	3.5
Net flows	(0.7)	0.7
Distributions	(4.1)	(4.1)
Market appreciation and other	0.1	7.7
Total ending assets	234.8	243.8

Institutional
Beginning assets	81.8	76.5
Inflows	5.1	4.6
Outflows	(5.2)	(5.4)
Net flows	(0.1)	(0.8)
Market appreciation (depreciation) and other	(0.4)	1.9
Total ending assets	81.3	77.6

Alternative
Beginning assets	6.7	6.0
Inflows	0.6	0.6
Outflows	(0.1)	(0.3)
Net flows	0.5	0.3
Market appreciation and other	0.1	0.1
Total ending assets	7.3	6.4
Affiliated General Account Assets	35.1	35.7
Total Columbia managed assets	$358.5	$363.5
Total Columbia net flows	$(0.3)	$0.2

AMERIPRISE FINANCIAL, INC.

	Three Months Ended June 30,
	2015	2014
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$47.1	$50.7
Mutual fund inflows	5.5	5.9
Mutual fund outflows	(4.7)	(6.0)
Net new flows	0.8	(0.1)
Reinvested dividends	—	0.1
Net flows	0.8	—
Distributions	(0.2)	(0.2)
Market depreciation	(1.7)	(0.1)
Foreign currency translation (1)	3.0	1.2
Other (2)	(0.1)	0.5
Total ending assets	48.9	52.1

Institutional
Beginning assets	99.4	97.8
Inflows	3.0	7.7
Outflows	(4.6)	(3.4)
Net flows	(1.6)	4.3
Market depreciation	(3.9)	—
Foreign currency translation (1)	6.3	2.3
Other	1.0	0.9
Total ending assets	101.2	105.3

Alternative
Beginning assets	0.7	0.8
Other	(0.1)	(0.1)
Total ending assets	0.6	0.7
Total Threadneedle managed assets	$150.7	$158.1
Total Threadneedle net flows	$(0.8)	$4.3
(1) Amounts represent British Pound to US dollar conversion. (2) Other for Q2 2015 includes $(0.5) billion related to the sale of the Multi-Manager business.
Total segment AUM decreased $3.2 billion, or 1%, during the three months ended June 30, 2015 driven by market depreciation, net outflows and retail fund distributions, partially offset by a positive impact of foreign currency translation. Total segment AUM net outflows were $2.0 billion for the three months ended June 30, 2015. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia managed assets decreased $5.7 billion, or 2%, during the three months ended June 30, 2015 primarily due to retail fund distributions. Columbia retail funds decreased $4.7 billion, or 2%, during the three months ended June 30, 2015 primarily due to distributions. Columbia retail net outflows of $0.7 billion during the second quarter of 2015 included $2.6 billion of outflows in the Columbia Acorn Fund reflecting elevated outflows related to underperformance and $0.4 billion of outflows from a former parent affiliated distribution relationship, offset by normal seasonal increases in reinvested dividends.
Threadneedle managed assets increased $3.5 billion, or 2%, during the three months ended June 30, 2015 primarily due to a $9.3 billion positive impact of foreign currency translation, partially offset by market depreciation of $5.6 billion and net outflows of $0.8 billion. Threadneedle retail funds increased $1.8 billion, or 4%, during the three months ended June 30, 2015 due to a $3.0 billion

AMERIPRISE FINANCIAL, INC.

positive impact of foreign currency translation and net inflows of $0.8 billion, partially offset by market depreciation. Threadneedle institutional AUM increased $1.8 billion, or 2%, during the three months ended June 30, 2015 primarily due to a $6.3 billion positive impact of foreign currency translation, partially offset by net outflows and market depreciation. Threadneedle institutional net outflows of $1.6 billion during the second quarter of 2015 included outflows of $2.7 billion from legacy insurance assets that were elevated by $1.7 billion in the quarter due to the client’s sale of a related business, partially offset by new third party mandates.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$696	$707	$(11)	(2)%
Distribution fees	128	123	5	4
Net investment income	4	13	(9)	(69)
Other revenues	4	1	3	NM
Total revenues	832	844	(12)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	832	844	(12)	(1)
Expenses
Distribution expenses	278	291	(13)	(4)
Amortization of deferred acquisition costs	5	4	1	25
Interest and debt expense	7	7	—	—
General and administrative expense	345	343	2	1
Total expenses	635	645	(10)	(2)
Operating earnings	$197	$199	$(2)	(1)%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $2 million, or 1%, to $197 million for the three months ended June 30, 2015 compared to $199 million for the prior year period due to net outflows, a $6 million negative impact of foreign exchange and a $17 million benefit from a CLO liquidation in the prior year period, partially offset by equity market appreciation, an $8 million benefit from higher performance fees and continued expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $12 million, or 1%, to $832 million for the three months ended June 30, 2015 compared to $844 million for the prior year period primarily due to net outflows, a $17 million negative impact of foreign exchange, and a $23 million benefit from a CLO liquidation in the prior year period, partially offset by market appreciation and higher performance fees.
Management and financial advice fees decreased $11 million, or 2%, to $696 million for the three months ended June 30, 2015 compared to $707 million for the prior year period primarily due to a $17 million negative impact of foreign exchange and a $14 million benefit from a CLO liquidation in the prior year period, partially offset by a $16 million increase in performance fees. Average assets under management were essentially flat compared to the prior year period as equity market appreciation was offset by net outflows and the negative impact of foreign currency translation.
Net investment income decreased $9 million, or 69%, to $4 million for the three months ended June 30, 2015 compared to $13 million for the prior year period due to a $9 million benefit from a CLO liquidation in the prior year period.
Expenses
Total expenses decreased $10 million, or 2%, to $635 million for the three months ended June 30, 2015 compared to $645 million for the prior year period primarily due to an $11 million benefit from the impact of foreign exchange, a decrease in distribution expenses from lower retail fund assets, and a $6 million expense from a CLO liquidation in the prior year period, partially offset by an $8 million increase in compensation related to higher performance fees.

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
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$192	$189	$3	2%
Distribution fees	94	91	3	3
Net investment income	218	234	(16)	(7)
Premiums	30	32	(2)	(6)
Other revenues	117	105	12	11
Total revenues	651	651	—	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	651	651	—	—
Expenses
Distribution expenses	116	109	7	6
Interest credited to fixed accounts	125	139	(14)	(10)
Benefits, claims, losses and settlement expenses	135	113	22	19
Amortization of deferred acquisition costs	59	51	8	16
Interest and debt expense	9	9	—	—
General and administrative expense	57	60	(3)	(5)
Total expenses	501	481	20	4
Operating earnings	$150	$170	$(20)	(12)%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $20 million, or 12%, to $150 million for the three months ended June 30, 2015 compared to $170 million for the prior year period primarily due to the impact on DAC and DSIC from actual versus expected market performance, which was an expense of $5 million for the second quarter of 2015 compared to a benefit of $15 million for the prior year period, and a lower benefit in the second quarter of 2015 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to the prior year period, partially offset by higher fees from variable annuity guarantees, net of related reserves.
During 2013, we added Portfolio Stabilizer fund options for our in force variable annuities with living benefit guarantees. During the second quarter of 2014, approximately $1.5 billion of account value was moved into these funds, exceeding expectations. The resulting earnings benefit for the second quarter of 2014 was $10 million. This compares to a benefit of $2 million for the second quarter of 2015. We anticipate a very minimal benefit to earnings going forward.
RiverSource variable annuity account balances decreased 1% to $77.1 billion at June 30, 2015 compared to the prior year period due to net outflows of $1.6 billion, partially offset by market appreciation.

AMERIPRISE FINANCIAL, INC.

RiverSource fixed annuity account balances declined 11% to $11.2 billion at June 30, 2015 compared to the prior year period reflecting limited sales from low rates and higher lapse rates related to the re-pricing of the five-year guarantee block during 2014, a portion of which came out of its surrender charge period during the first half of 2015. The change in crediting rates decreased the level of spread compression in both periods.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, were flat compared to the prior year period reflecting the impact of market appreciation and higher fees from variable annuity guarantees offset by net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $16 million, or 7%, to $218 million for the three months ended June 30, 2015 compared to $234 million for the prior year period primarily reflecting lower invested assets due to fixed annuity net outflows.
Other revenues increased $12 million, or 11%, to $117 million for the three months ended June 30, 2015 compared to $105 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $20 million, or 4%, to $501 million for the three months ended June 30, 2015 compared to $481 million for the prior year period primarily due to the impact on DAC and DSIC from actual versus expected market performance and a decrease in the benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit riders to the Portfolio Stabilizer funds, partially offset by a decrease in interested credited to fixed accounts.
Interest credited to fixed accounts decreased $14 million, or 10%, to $125 million for the three months ended June 30, 2015 compared to $139 million for the prior year period driven by lower average fixed annuity account balances. Average fixed annuity account balances decreased $1.3 billion, or 11%, to $11.4 billion for the three months ended June 30, 2015 compared to the prior year period due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), increased $22 million, or 19%, to $135 million for the three months ended June 30, 2015 compared to $113 million for the prior year period primarily reflecting the following items:

•
A $4 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expenses compared to the prior year period due to a $12 million benefit in the second quarter of 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $2 million benefit in the second quarter of 2015.

•
A $4 million increase in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance. This impact was an expense of $1 million for the second quarter of 2015 compared to a benefit of $3 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits, increased $8 million, or 16%, to $59 million for the three months ended June 30, 2015 compared to $51 million for the prior year period. The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was an expense of $4 million for the second quarter of 2015 compared to a benefit of $12 million for the prior year period. Amortization of DAC for the second quarter of 2014 included a $2 million expense for the offset of the benefit from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to nil for the second quarter of 2015.

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
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$13	$15	$(2)	(13)%
Distribution fees	24	22	2	9
Net investment income	118	113	5	4
Premiums	341	317	24	8
Other revenues	104	112	(8)	(7)
Total revenues	600	579	21	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	600	579	21	4
Expenses
Distribution expenses	16	16	—	—
Interest credited to fixed accounts	39	37	2	5
Benefits, claims, losses and settlement expenses	368	329	39	12
Amortization of deferred acquisition costs	35	36	(1)	(3)
Interest and debt expense	8	7	1	14
General and administrative expense	62	63	(1)	(2)
Total expenses	528	488	40	8
Operating earnings	$72	$91	$(19)	(21)%
Our Protection segment pretax operating income, which excludes net realized investment gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $19 million, or 21%, to $72 million for the three months ended June 30, 2015 compared to $91 million for the prior year period primarily due to higher auto and home losses and higher life and disability claims, partially offset by an $18 million LTC reserve release.
During the quarter we completed our review of the disabled life reserve for a closed block of long term care insurance policies, which resulted in a favorable reserve release in the quarter. In the first quarter of 2015, we increased disabled life reserves by a net $32 million based primarily on claims utilization and termination assumptions provided by our reinsurer. During the second quarter, we completed the analysis of actual claims experience for this block of business. Based on the analysis, we concluded that the actual claims utilization and termination experience was more favorable than the initial assumptions provided by the reinsurer, and as a result, released $18 million of the net $32 million reserve.
Net Revenues
Net revenues, which exclude net realized investment gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $21 million, or 4%, to $600 million for the three months ended June 30, 2015 compared to $579 million for the prior year period primarily due to growth in auto and home premiums.
Premiums increased $24 million, or 8%, to $341 million for the three months ended June 30, 2015 compared to $317 million for the prior year period due to a 7% increase in auto and home policies in force.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $40 million, or 8%, to $528 million for the three months ended June 30, 2015 compared to $488 million for the prior year period primarily due to higher benefits, claims, losses and settlement expenses.
Benefits, claims, losses and settlement expenses increased $39 million, or 12%, to $368 million for the three months ended June 30, 2015 compared to $329 million for the prior year period primarily due to an increase in auto and home reserves, higher catastrophe losses, a $5 million increase in disability income claims due to favorable claims experience in the prior year period and a $4 million increase in life insurance claims reflecting a higher number of VUL claims, partially offset by an $18 million LTC reserve release. Benefits, claims, losses and settlement expenses related to our auto and home business increased $43 million due to higher catastrophe losses and an increase in the provision for estimated losses reflecting the impact of growth in exposures from a 7% increase in policies in force and higher 2015 accident year loss ratio assumptions. Catastrophe losses were $48 million for the three months ended June 30, 2015 compared to $33 million for the prior year period.

Corporate & Other
Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Net investment loss	$(10)	$(5)	$(5)	NM
Other revenues	8	3	5	NM
Total revenues	(2)	(2)	—	—%
Banking and deposit interest expense	—	—	—	—
Total net revenues	(2)	(2)	—	—
Expenses
Interest and debt expense	4	9	(5)	(56)
General and administrative expense	51	64	(13)	(20)
Total expenses	55	73	(18)	(25)
Operating loss	$(57)	$(75)	$18	24%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss decreased $18 million, or 24%, to $57 million for the three months ended June 30, 2015 compared to $75 million for the prior year period primarily due to higher expenses in the prior year period related to the early redemption of our senior notes due 2039 and a provision for potential resolution of a regulatory matter. Net revenues were flat compared to the prior year period reflecting a $7 million gain on the sale of a building in the second quarter of 2015 offset by higher net investment losses due to an increase in losses associated with affordable housing partnerships and the impact of interest allocation between operating segments.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Six Months Ended June 30, 2015 and 2014
The following table presents our consolidated results of operations:

	Six Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$2,986	$2,838	$148	5%
Distribution fees	938	946	(8)	(1)
Net investment income	907	904	3	—
Premiums	721	675	46	7
Other revenues	643	719	(76)	(11)
Total revenues	6,195	6,082	113	2
Banking and deposit interest expense	14	14	—	—
Total net revenues	6,181	6,068	113	2
Expenses
Distribution expenses	1,654	1,596	58	4
Interest credited to fixed accounts	332	361	(29)	(8)
Benefits, claims, losses and settlement expenses	1,076	956	120	13
Amortization of deferred acquisition costs	169	165	4	2
Interest and debt expense	173	158	15	9
General and administrative expense	1,544	1,563	(19)	(1)
Total expenses	4,948	4,799	149	3
Income from continuing operations before income tax provision	1,233	1,269	(36)	(3)
Income tax provision	278	286	(8)	(3)
Income from continuing operations	955	983	(28)	(3)
Loss from discontinued operations, net of tax	—	(1)	1	NM
Net income	955	982	(27)	(3)
Less: Net income attributable to noncontrolling interests	147	208	(61)	(29)
Net income attributable to Ameriprise Financial	$808	$774	$34	4%
NM Not Meaningful.
Overall
Income from continuing operations before income tax provision decreased $36 million, or 3%, to $1.2 billion for the six months ended June 30, 2015 compared to $1.3 billion for the prior year period primarily reflecting a net $14 million LTC reserve increase, a $37 million benefit in the prior year period from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $4 million benefit in the current period, the impact on DAC and DSIC from actual versus expected market performance, asset management net outflows and a decrease in net income from CIEs, partially offset by the impact of market appreciation, higher performance fees and wrap account net inflows. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $6 million for the six months ended June 30, 2015 compared to a benefit of $24 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.
Net Revenues
Net revenues increased $113 million, or 2%, to $6.2 billion for the six months ended June 30, 2015 compared to $6.1 billion for the prior year period due to higher management and financial advice fees and premiums, partially offset by a decrease in other revenues.
Management and financial advice fees increased $148 million, or 5%, to $3.0 billion for the six months ended June 30, 2015 compared to $2.8 billion for the prior year period primarily due to higher asset-based fees driven by an increase in average AUM and a $21 million increase in performance fees. Average AUM increased $20.7 billion, or 3%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows and the negative impact of foreign currency translation. See our discussion on the changes in AUM in our segment results of operations section.
Net investment income increased $3 million to $907 million for the six months ended June 30, 2015 compared to $904 million for the prior year period primarily due to a $42 million increase in net investment income of CIEs, partially offset by a $40 million decrease

AMERIPRISE FINANCIAL, INC.

in investment income on fixed maturities driven by a decrease in invested assets and low interest rates.
Premiums increased $46 million, or 7%, to $721 million for the six months ended June 30, 2015 compared to $675 million for the prior year period due to a 7% increase in auto and home policies in force.
Other revenues decreased $76 million, or 11%, to $643 million for the six months ended June 30, 2015 compared to $719 million for the prior year period due to a $103 million decrease in other revenues of CIEs, partially offset by higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses increased $149 million, or 3%, to $4.9 billion for the six months ended June 30, 2015 compared to $4.8 billion for the prior year period primarily due to increases in distribution expenses and benefits, claims, losses and settlement expenses, partially offset by a decrease in interest credited to fixed accounts.
Distribution expenses increased $58 million, or 4%, to $1.7 billion for the six months ended June 30, 2015 compared to $1.6 billion for the prior year period driven by higher advisor compensation due to growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section.
Interest credited to fixed accounts decreased $29 million, or 8%, to $332 million for the six months ended June 30, 2015 compared to $361 million for the prior year period primarily due to lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $1.3 billion, or 10%, to $11.7 billion for the six months ended June 30, 2015 compared to the prior year period due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the six months ended June 30, 2015 compared to 3.2% for the prior year period reflecting the re-pricing of the five-year guarantee block.
Benefits, claims, losses and settlement expenses increased $120 million, or 13%, to $1.1 billion for the six months ended June 30, 2015 compared to $956 million for the prior year period primarily reflecting the following items:

•
A $46 million increase in benefits, claims, losses and settlement expenses related to our auto and home business due to an increase in the provision for estimated losses reflecting the impact of growth in exposures from a 7% increase in policies in force and higher 2015 accident year loss ratio assumptions. Auto and home losses for the prior year period included a $30 million impact related to an increase to prior accident year loss reserves and $11 million from non-catastrophe weather-related losses in the first quarter of 2014. Catastrophe losses were $57 million for the six months ended June 30, 2015 compared to $42 million for the prior year period.

•
A $9 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expenses compared to the prior year period due to a $44 million benefit in the first half of 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $5 million benefit in the first half of 2015. See additional discussion in the Annuities segment.

•	A net $14 million increase in LTC reserves for the six months ended June 30, 2015. See additional discussion in the Protection segment.

•	A $7 million favorable impact from a change in the discount rate for disability income products in the first quarter of 2015.

•
A $4 million increase in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance. This impact was a benefit of $1 million for the first half of 2015 compared to a benefit of $5 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.

•
A $29 million increase in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The unfavorable impact of the nonperformance credit spread was $20 million for the six months ended June 30, 2015 compared to a favorable impact of $9 million for the prior year period.

•
A $30 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $551 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $519 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $2 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were up in the first half of 2015 and down in the first half of 2014 resulting in a favorable change in the variable annuity guaranteed living benefits liability net of the corresponding change in hedge assets relative to the prior year period.

AMERIPRISE FINANCIAL, INC.

•
Impacts of equity market and equity volatility on the variable annuity guaranteed living benefits liability net of the impacts on the corresponding hedge assets resulted in a lower expense in the first half of 2015 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Interest and debt expense increased $15 million, or 9%, to $173 million for the six months ended June 30, 2015 compared to $158 million for the prior year period due to a $17 million increase in interest and debt expense of CIEs.
General and administrative expenses decreased $19 million, or 1%, to $1.5 billion for the six months ended June 30, 2015 compared to $1.6 billion for the prior year period primarily due to a $16 million positive impact of foreign exchange and provisions for regulatory reserves in the second quarter of 2014, partially offset by a $12 million increase in compensation related to higher performance fees.
Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 22.6% for the six months ended June 30, 2015 compared to 22.5% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 25.6% for the six months ended June 30, 2015 compared to 26.9% for the prior year period. The effective tax rates for the six months ended June 30, 2015 and 2014 were lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.

Results of Operations by Segment for the Six Months Ended June 30, 2015 and 2014
The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Advice & Wealth Management
Net revenues	$2,502	$2,347
Expenses	2,072	1,972
Operating earnings	$430	$375
Asset Management
Net revenues	$1,639	$1,651
Expenses	1,251	1,269
Operating earnings	$388	$382
Annuities
Net revenues	$1,282	$1,287
Expenses	960	941
Operating earnings	$322	$346
Protection
Net revenues	$1,190	$1,134
Expenses	1,067	984
Operating earnings	$123	$150
Corporate & Other
Net revenues	$(8)	$4
Expenses	111	134
Operating loss	$(119)	$(130)

AMERIPRISE FINANCIAL, INC.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2015	2014
	(in billions)
Beginning balance	$174.7	$153.5
Net flows (1)	6.1	7.2
Market appreciation and other (1)	1.1	7.1
Ending balance	$181.9	$167.8

Advisory wrap account assets ending balance (2)	$180.5	$166.8
Average advisory wrap account assets (3)	$178.3	$158.3

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
Wrap account assets increased $7.2 billion, or 4%, during the six months ended June 30, 2015 due to net inflows of $6.1 billion and market appreciation and other of $1.1 billion. Average advisory wrap account assets increased $20.0 billion, or 13%, compared to the prior year period due to net inflows and market appreciation.
Wrap account assets increased $14.1 billion, or 8%, from the prior year period reflecting net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Six Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$1,303	$1,159	$144	12%
Distribution fees	1,104	1,098	6	1
Net investment income	70	68	2	3
Other revenues	39	36	3	8
Total revenues	2,516	2,361	155	7
Banking and deposit interest expense	14	14	—	—
Total net revenues	2,502	2,347	155	7
Expenses
Distribution expenses	1,540	1,441	99	7
Interest and debt expense	4	4	—	—
General and administrative expense	528	527	1	—
Total expenses	2,072	1,972	100	5
Operating earnings	$430	$375	$55	15%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $55 million, or 15%, to $430 million for the six months ended June 30, 2015 compared to $375 million for the prior year period primarily due to growth in wrap account assets and continued expense management, partially offset by the impact of lower client activity. Pretax operating margin was 17.2% for the six months ended June 30, 2015 compared to 16.0% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $155 million, or 7%, to $2.5 billion for the six months ended June 30, 2015 compared to $2.3 billion for the prior year period primarily reflecting wrap account net inflows and

AMERIPRISE FINANCIAL, INC.

market appreciation, partially offset by lower client activity. Operating net revenue per branded advisor increased to $258,000 for the six months ended June 30, 2015, up 7%, from $242,000 for the prior year period driven by asset growth.
Management and financial advice fees increased $144 million, or 12%, to $1.3 billion for the six months ended June 30, 2015 compared to $1.2 billion for the prior year period driven by growth in wrap account assets. Average advisory wrap account assets increased $20.0 billion, or 13%, compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
Expenses
Total expenses increased $100 million, or 5%, to $2.1 billion for the six months ended June 30, 2015 compared to $2.0 billion for the prior year period due to a $99 million increase in distribution expenses driven by higher advisor compensation due to growth in wrap account assets.

Asset Management
In aggregate, we voluntarily waived fees of $4 million and $6 million for the six months ended June 30, 2015 and 2014, respectively. See our discussion on fee waivers within our Asset Management Results of Operations for the three months ended June 30, 2015.
The following table presents ending balances and average managed assets:

					Average(1)
	June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(in billions)
Columbia managed assets	$358.5	$363.5	$(5.0)	(1)%	$362.7	$357.7	$5.0	1%
Threadneedle managed assets	150.7	158.1	(7.4)	(5)	149.9	150.4	(0.5)	—
Less: Sub-advised eliminations	(6.1)	(3.3)	(2.8)	(85)	(5.0)	(3.3)	(1.7)	(52)
Total managed assets	$503.1	$518.3	$(15.2)	(3)%	$507.6	$504.8	$2.8	1%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Six Months Ended June 30,
	2015	2014	Change
	(in billions)
Columbia managed asset net flows	$(3.5)	$(2.5)	$(1.0)	(40)%
Threadneedle managed asset net flows	(1.9)	3.0	(4.9)	NM
Less: Sub-advised eliminations	(2.4)	—	(2.4)	NM
Total managed asset net flows	$(7.8)	$0.5	$(8.3)	NM
NM Not Meaningful.
The following table presents managed assets by type:

					Average(1)
	June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	(in billions)
Equity	$277.0	$289.4	$(12.4)	(4)%	$279.9	$277.6	$2.3	1%
Fixed income	188.6	196.4	(7.8)	(4)	192.3	196.4	(4.1)	(2)
Money market	7.0	6.3	0.7	11	6.6	6.7	(0.1)	(1)
Alternative	7.9	7.2	0.7	10	7.6	6.8	0.8	12
Hybrid and other	22.6	19.0	3.6	19	21.2	17.3	3.9	23
Total managed assets	$503.1	$518.3	$(15.2)	(3)%	$507.6	$504.8	$2.8	1%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Six Months Ended June 30,
	2015	2014
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$237.7	$239.4
Mutual fund inflows	18.0	17.3
Mutual fund outflows	(25.1)	(22.6)
Net VP/VIT fund flows	(0.4)	(0.4)
Net new flows	(7.5)	(5.7)
Reinvested dividends	3.9	3.8
Net flows	(3.6)	(1.9)
Distributions	(4.7)	(4.6)
Market appreciation and other	5.4	10.9
Total ending assets	234.8	243.8

Institutional
Beginning assets	80.7	75.6
Inflows	10.0	9.1
Outflows	(10.5)	(10.3)
Net flows	(0.5)	(1.2)
Market appreciation and other	1.1	3.2
Total ending assets	81.3	77.6

Alternative
Beginning assets	6.7	5.6
Inflows	0.7	1.1
Outflows	(0.1)	(0.5)
Net flows	0.6	0.6
Market appreciation and other	—	0.2
Total ending assets	7.3	6.4
Affiliated General Account Assets	35.1	35.7
Total Columbia managed assets	$358.5	$363.5
Total Columbia net flows	$(3.5)	$(2.5)

AMERIPRISE FINANCIAL, INC.

	Six Months Ended June 30,
	2015	2014
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$46.5	$50.6
Mutual fund inflows	11.1	12.8
Mutual fund outflows	(9.8)	(13.8)
Net new flows	1.3	(1.0)
Reinvested dividends	—	0.1
Net flows	1.3	(0.9)
Distributions	(0.3)	(0.3)
Market appreciation	0.7	0.4
Foreign currency translation (1)	0.7	1.6
Other (2)	—	0.7
Total ending assets	48.9	52.1

Institutional
Beginning assets	100.7	96.1
Inflows	4.9	9.7
Outflows	(8.1)	(5.7)
Net flows	(3.2)	4.0
Market appreciation	0.9	0.6
Foreign currency translation (1)	1.3	3.1
Other	1.5	1.5
Total ending assets	101.2	105.3

Alternative
Beginning assets	0.7	0.8
Inflows	—	—
Outflows	—	(0.1)
Net flows	—	(0.1)
Other	(0.1)	—
Total ending assets	0.6	0.7
Total Threadneedle managed assets	$150.7	$158.1
Total Threadneedle net flows	$(1.9)	$3.0
(1) Amounts represent British Pound to US dollar conversion. (2) Other for Q2 2015 includes $(0.5) billion related to the sale of the Multi-Manager business.
Total segment AUM decreased $2.5 billion during the six months ended June 30, 2015 driven by net outflows and retail fund distributions, partially offset by market appreciation and a positive impact of foreign currency translation. Total segment AUM net outflows were $7.8 billion for the six months ended June 30, 2015. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia managed assets decreased $2.7 billion, or 1%, during the six months ended June 30, 2015 primarily due to net outflows and retail fund distributions, partially offset by market appreciation. Columbia retail funds decreased $2.9 billion, or 1%, during the six months ended June 30, 2015 due to net outflows and distributions, partially offset by market appreciation. Columbia retail net outflows of $3.6 billion during the first half of 2015 included $4.9 billion of outflows in the Columbia Acorn Fund reflecting elevated outflows related to underperformance and $0.9 billion of outflows from a former parent affiliated distribution relationship, offset by normal seasonal increases in reinvested dividends in the second quarter. Columbia institutional AUM increased $0.6 billion, or 1%, during the six months ended June 30, 2015 due to market appreciation, partially offset by net outflows of $0.5 billion.

AMERIPRISE FINANCIAL, INC.

Threadneedle managed assets increased $2.8 billion, or 2%, during the six months ended June 30, 2015 primarily due to a positive impact of foreign currency translation and market appreciation, partially offset by net outflows of $1.9 billion. Threadneedle retail funds increased $2.4 billion, or 5%, during the six months ended June 30, 2015 due to market appreciation, net inflows of $1.3 billion and a positive impact of foreign currency translation. Threadneedle institutional AUM increased $0.5 billion during the six months ended June 30, 2015 primarily due to market appreciation and other and a positive impact of foreign currency translation, partially offset by net outflows. Threadneedle institutional net outflows of $3.2 billion during the first half of 2015 included outflows of $3.5 billion from legacy insurance assets that were elevated by $1.7 billion in the second quarter due to the client’s sale of a related business and $0.9 billion from an institutional insurance client in the first quarter of 2015 associated with asset reallocation to funds we do not offer, partially offset by new third party mandates.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Six Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$1,370	$1,387	$(17)	(1)%
Distribution fees	253	244	9	4
Net investment income	10	17	(7)	(41)
Other revenues	6	3	3	NM
Total revenues	1,639	1,651	(12)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,639	1,651	(12)	(1)
Expenses
Distribution expenses	556	575	(19)	(3)
Amortization of deferred acquisition costs	8	8	—	—
Interest and debt expense	13	13	—	—
General and administrative expense	674	673	1	—
Total expenses	1,251	1,269	(18)	(1)
Operating earnings	$388	$382	$6	2%
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $6 million, or 2%, to $388 million for the six months ended June 30, 2015 compared to $382 million for the prior year period reflecting equity market appreciation, a $9 million benefit from higher performance fees and continued expense management, partially offset by net outflows, a $10 million negative impact of foreign exchange and a $17 million benefit from a CLO liquidation in the prior year period.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $12 million, or 1%, to $1.6 billion for the six months ended June 30, 2015 compared to $1.7 billion for the prior year period primarily due to net outflows, a $32 million negative impact of foreign exchange and a $23 million benefit from a CLO liquidation in the prior year period, partially offset by market appreciation and higher performance fees.
Management and financial advice fees decreased $17 million, or 1%, to $1.4 billion for the six months ended June 30, 2015 compared to $1.4 billion for the prior year period primarily due to a $32 million negative impact of foreign exchange and a $14 million benefit from a CLO liquidation in the prior year period, partially offset by a $20 million increase in performance fees. Average assets under management increased $2.8 billion, or 1%, compared to the prior year period.
Net investment income decreased $7 million, or 41%, to $10 million for the six months ended June 30, 2015 compared to $17 million for the prior year period due to a $9 million benefit from a CLO liquidation in the prior year period.
Expenses
Total expenses decreased $18 million, or 1%, to $1.3 billion for the six months ended June 30, 2015 compared to $1.3 billion for the prior year period primarily due to a $22 million benefit from the impact of foreign exchange, a decrease in distribution expenses from lower retail fund assets, and a $6 million expense from a CLO liquidation in the prior year period, partially offset by an $11 million increase in compensation related to higher performance fees.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Six Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$382	$372	$10	3%
Distribution fees	183	179	4	2
Net investment income	439	476	(37)	(8)
Premiums	52	58	(6)	(10)
Other revenues	226	202	24	12
Total revenues	1,282	1,287	(5)	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,282	1,287	(5)	—
Expenses
Distribution expenses	224	216	8	4
Interest credited to fixed accounts	252	287	(35)	(12)
Benefits, claims, losses and settlement expenses	250	199	51	26
Amortization of deferred acquisition costs	102	105	(3)	(3)
Interest and debt expense	19	19	—	—
General and administrative expense	113	115	(2)	(2)
Total expenses	960	941	19	2
Operating earnings	$322	$346	$(24)	(7)%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $24 million, or 7%, to $322 million for the six months ended June 30, 2015 compared to $346 million for the prior year period primarily due to the impact on DAC and DSIC from actual versus expected market performance, which was a benefit of $5 million for the first half of 2015 compared to a benefit of $23 million for the prior year period, and a $39 million benefit in the prior year period from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $4 million benefit in the current period, partially offset by higher fees from variable annuity guarantees, net of related reserves.
RiverSource variable annuity account balances decreased 1% to $77.1 billion at June 30, 2015 compared to the prior year period due to net outflows of $1.6 billion, partially offset by market appreciation.
RiverSource fixed annuity account balances declined 11% to $11.2 billion at June 30, 2015 compared to the prior year period reflecting limited sales from low rates and higher lapse rates related to the re-pricing of the five-year guarantee block during 2014, a portion of which came out of its surrender charge period during the first half of 2015. The change in crediting rates decreased the level of spread compression in both periods.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, were essentially flat at $1.3 billion compared to the prior year period reflecting the impact of outflows offset by market appreciation and higher fees from variable annuity guarantees.
Management and financial advice fees increased $10 million, or 3%, to $382 million for the six months ended June 30, 2015 compared to $372 million for the prior year period due to higher fees on variable annuities as a result of higher average separate account balances. Average variable annuity account balances increased $2.3 billion, or 3%, compared to the prior year period due to market appreciation, partially offset by net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $37 million, or 8%, to $439 million for the six months ended June 30, 2015 compared to $476 million for the prior year period primarily reflecting lower invested assets due to fixed annuity net outflows.
Other revenues increased $24 million, or 12%, to $226 million for the six months ended June 30, 2015 compared to $202 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date, as well as higher average fee rates.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $19 million, or 2%, to $960 million for the six months ended June 30, 2015 compared to $941 million for the prior year period primarily due to higher benefits, claims, losses and settlement expenses, partially offset by lower interest credited to fixed accounts.
Interest credited to fixed accounts decreased $35 million, or 12%, to $252 million for the six months ended June 30, 2015 compared to $287 million for the prior year period driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $1.3 billion, or 10%, to $11.7 billion for the six months ended June 30, 2015 compared to the prior year period due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the six months ended June 30, 2015 compared to 3.2% for the prior year period reflecting the re-pricing of the five-year guarantee block.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), increased $51 million, or 26%, to $250 million for the six months ended June 30, 2015 compared to $199 million for the prior year period primarily reflecting the following items:

•
A $9 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expenses compared to the prior year period due to a $46 million benefit in the first half of 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $5 million benefit in the first half of 2015.

•
A $4 million increase in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance. This impact was a benefit of $1 million for the first half of 2015 compared to a benefit of $5 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Six Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$28	$30	$(2)	(7)%
Distribution fees	47	45	2	4
Net investment income	232	221	11	5
Premiums	676	625	51	8
Other revenues	207	213	(6)	(3)
Total revenues	1,190	1,134	56	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,190	1,134	56	5
Expenses
Distribution expenses	29	30	(1)	(3)
Interest credited to fixed accounts	79	75	4	5
Benefits, claims, losses and settlement expenses	748	678	70	10
Amortization of deferred acquisition costs	71	64	7	11
Interest and debt expense	16	14	2	14
General and administrative expense	124	123	1	1
Total expenses	1,067	984	83	8
Operating earnings	$123	$150	$(27)	(18)%

AMERIPRISE FINANCIAL, INC.

Our Protection segment pretax operating income, which excludes net realized investment gains or losses and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $27 million, or 18%, to $123 million for the six months ended June 30, 2015 compared to $150 million for the prior year period primarily due to a net $14 million LTC reserve increase and higher life and health insurance claims, partially offset by a $7 million favorable impact from a change in the discount rate for disability insurance products in the first quarter of 2015.
During the first quarter of 2015, we conducted a review of our LTC reserve for unpaid amounts on reported claims based on additional information we received from Genworth Financial, Inc., which reinsures 50% of our LTC business and administers all of our claims. Based on this information, along with a review of the discount rate, management’s best estimate for LTC claims reserves resulted in a net $32 million increase during the first quarter of 2015. The most significant drivers of the reserve increase were updates to the benefit utilization rates and claims termination rates, partially offset by a $15 million benefit from a higher discount rate. During the second quarter of 2015, we completed our review which resulted in a favorable reserve release. Based on the analysis, we concluded that the actual claims utilization and termination experience was more favorable than the initial assumptions provided by the reinsurer, and as a result, released $18 million of the net $32 million reserve. We also increased the discount rate for our disability income (“DI”) reserve for unpaid amounts on reported claims, which resulted in a $7 million reserve decrease in the first quarter of 2015. The current discount rates are based on the average interest rates earned on assets supporting the liability and were 6.25% and 5.0% for LTC and DI, respectively, at June 30, 2015.
Net Revenues
Net revenues, which exclude net realized investment gains or losses and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $56 million, or 5%, to $1.2 billion for the six months ended June 30, 2015 compared to $1.1 billion for the prior year period primarily due to growth in auto and home premiums.
Premiums increased $51 million, or 8%, to $676 million for the six months ended June 30, 2015 compared to $625 million for the prior year period primarily due to a 7% increase in auto and home policies in force.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization), increased $83 million, or 8%, to $1.1 billion for the six months ended June 30, 2015 compared to $984 million for the prior year period primarily due to higher benefits, claims, losses and settlement expenses.
Benefits, claims, losses and settlement expenses increased $70 million, or 10%, to $748 million for the six months ended June 30, 2015 compared to $678 million for the prior year period primarily due to a net $14 million LTC reserve increase, higher life and health insurance claims and an increase in auto and home reserves, partially offset by a $7 million favorable impact from a change in the discount rate for DI insurance products. Benefits, claims, losses and settlement expenses related to our auto and home business increased $46 million due to an increase in the provision for estimated losses reflecting the impact of growth in exposures from a 7% increase in policies in force and higher 2015 accident year loss ratio assumptions. Auto and home losses for the prior year period included a $30 million impact related to an increase to prior accident year loss reserves and $11 million from non-catastrophe weather-related losses in the first quarter of 2014. Catastrophe losses were $57 million for the six months ended June 30, 2015 compared to $42 million for the prior year period.

AMERIPRISE FINANCIAL, INC.

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Six Months Ended June 30,
	2015	2014	Change
	(in millions)
Revenues
Distribution fees	$—	$1	$(1)	NM
Net investment income (loss)	(17)	(1)	(16)	NM
Other revenues	9	4	5	NM
Total revenues	(8)	4	(12)	NM
Banking and deposit interest expense	—	—	—	—%
Total net revenues	(8)	4	(12)	NM
Expenses
Interest and debt expense	9	13	(4)	(31)
General and administrative expense	102	121	(19)	(16)
Total expenses	111	134	(23)	(17)
Operating loss	$(119)	$(130)	$11	8%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss decreased $11 million, or 8%, to $119 million for the six months ended June 30, 2015 compared to $130 million for the prior year period primarily due to higher expenses in the prior year period related to the early redemption of our senior notes due 2039 and a provision for potential resolution of a regulatory matter, partially offset by a decrease in net revenues. Net revenues decreased $12 million compared to the prior year period reflecting higher net investment losses due to an increase in losses associated with affordable housing partnerships and the impact of interest allocation between operating segments, partially offset by a $7 million gain on the sale of a building in the second quarter of 2015.

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

AMERIPRISE FINANCIAL, INC.

As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2017 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.2 billion and 3.6%, respectively, as of June 30, 2015. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.1 billion and had a weighted average yield of 2.8% as of June 30, 2015. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2015 was approximately 2.9%.
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
The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2015 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$2.4	$0.5	$0.4	$0.1	$0.1	$3.5
2% - 2.99%	0.4	0.1	—	—	—	0.5
3% - 3.99%	9.1	—	—	—	—	9.1
4% - 5.00%	5.6	—	—	—	—	5.6
Total	$17.5	$0.6	$0.4	$0.1	$0.1	$18.7
Percentage of Account Values That Reset In:
Next 12 months (1)	100%	78%	34%	51%	97%	97%
> 12 months to 24 months (2)	—	11	31	9	3	1
> 24 months (2)	—	11	35	40	—	2
Total	100%	100%	100%	100%	100%	100%
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2015:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(255)	$2	$(253)
DAC and DSIC amortization (2) (3)	(100)	—	(100)
Variable annuity riders:
GMDB and GMIB (3)	(112)	—	(112)
GMWB	(288)	300	12
GMAB	(37)	38	1
DAC and DSIC amortization (4)	N/A	N/A	(2)
Total variable annuity riders	(437)	338	(101)
Macro hedge program (5)	—	16	16
Equity indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	17	(21)	(4)
Total	$(771)	$331	$(442)

AMERIPRISE FINANCIAL, INC.

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(47)	$—	$(47)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	773	(870)	(97)
GMAB	28	(31)	(3)
DAC and DSIC amortization (4)	N/A	N/A	19
Total variable annuity riders	801	(901)	(81)
Macro hedge program (5)	—	74	74
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	31	—	31
Brokerage client cash balances	133	—	133
Certificates	3	—	3
Indexed universal life insurance	44	1	45
Total	$965	$(826)	$158
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

The above results compare to an estimated negative net impact to pretax income of $435 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $89 million related to a 100 basis point increase in interest rates as of December 31, 2014. The change in interest rate exposure since December 31, 2014 is primarily the result of adding new interest rate derivatives to the macro hedge program during 2015 and subsequent changes in market rates.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2015. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $154 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on June 30, 2015 credit spreads.

Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the six months ended June 30, 2015. At both June 30, 2015 and December 31, 2014, we had $2.6 billion in cash and cash equivalents. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2015, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. On May 1, 2015, we amended the underlying credit agreement for the facility to extend the expiration to May 2020. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at June 30, 2015. We intend to use cash on hand to fund the repayment of $350 million of our senior notes due in November 2015.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both June 30, 2015 and December 31, 2014 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both June 30, 2015 and December 31, 2014, we had $150 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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

AMERIPRISE FINANCIAL, INC.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
RiverSource Life(1)(2)	$3,319	$3,614	N/A	$595
RiverSource Life of NY(1)(2)	294	312	N/A	59
IDS Property Casualty(1)(3)	727	560	$208	200
Ameriprise Insurance Company(1)(3)	45	45	2	2
ACC(4)(5)	250	248	233	226
Threadneedle(6)	372	221	182	199
Ameriprise National Trust Bank(7)	38	21	10	10
AFSI(3)(4)	120	93	#	#
Ameriprise Captive Insurance Company(3)	64	61	13	10
Ameriprise Trust Company(3)	27	26	24	24
AEIS(3)(4)	118	117	49	49
RiverSource Distributors, Inc.(3)(4)	14	13	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	18	18	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2015 and December 31, 2014.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at June 30, 2015 represent calculations at December 31, 2014 of the rule based requirements, as specified by FCA regulations.

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
During the six months ended June 30, 2015, the parent holding company received cash dividends or a return of capital from its subsidiaries of $919 million (including $525 million from RiverSource Life) and contributed cash to its subsidiaries of $214 million (including $175 million to IDS Property Casualty). During the six months ended June 30, 2014, the parent holding company received cash dividends or a return of capital from its subsidiaries of $725 million (including $300 million from RiverSource Life) and contributed cash to its subsidiaries of $6 million.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $234 million and $215 million for the six months ended June 30, 2015 and 2014, respectively. On July 22, 2015, we announced a quarterly dividend of $0.67 per common share. The dividend will be paid on August 14, 2015 to our shareholders of record at the close of business on August 3, 2015.
In April 2014, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. As of June 30, 2015, the Company had $1.0 billion remaining under its share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2015, we repurchased a total of 6.0 million shares of our common stock at an average price of $129.48 per share.

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
Operating Activities
Net cash provided by operating activities increased $1.2 billion to $1.5 billion for the six months ended June 30, 2015 compared to $364 million for the prior year period primarily due to changes in restricted and segregated cash and investments, changes in cash held by CIEs, changes in investment properties of CIEs reflecting lower purchases and higher sales of investment properties, changes in other investments primarily related to trading securities, and a $145 million reduction of income taxes paid, net.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used by investing activities was $182 million for the six months ended June 30, 2015 compared to net cash provided by investing activities of $158 million for the prior year period primarily reflecting a $716 million increase in purchases of Available-for Sale securities, partially offset by a $291 million increase in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities and an $83 million reduction in cash outflows related to purchases of other investments.
Financing Activities
Net cash used in financing activities increased $394 million to $1.4 billion for the six months ended June 30, 2015 compared to $1.0 billion for the prior year period. Cash outflows from policyholder account balances increased $233 million compared to the prior year period primarily due to higher surrenders and other benefits reflecting higher lapse rates. Cash inflows related to changes in debt of CIEs decreased $372 million compared to the prior year period due to $786 million in lower borrowings and $414 million in lower repayments of debt. Cash outflows related to distributions to noncontrolling interests increased $156 million. Net cash outflows from changes in short-term borrowings and debt repayments were nil in the first half of 2015 compared to $501 million for the prior year period as we reduced our borrowings from the FHLB and redeemed $200 million of our senior notes due 2039 during the six months ended June 30, 2014.

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

AMERIPRISE FINANCIAL, INC.

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

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are

AMERIPRISE FINANCIAL, INC.

cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2014 10-K and Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2015 filed with the SEC on May 4, 2015.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2015.
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

ITEM 1A.  RISK FACTORS
Other than as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, there have been no material changes in the risk factors provided in Part I, Item 1A of our 2014 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2015:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2015
Share repurchase program (1)	928,577	$127.99	928,577	$1,309,641,489
Employee transactions (2)	37,461	$127.49	N/A	N/A

May 1 to May 31, 2015
Share repurchase program (1)	996,501	$126.81	996,501	$1,183,272,074
Employee transactions (2)	61,725	$126.88	N/A	N/A

June 1 to June 30, 2015
Share repurchase program (1)	1,408,799	$127.75	1,408,799	$1,003,300,203
Employee transactions (2)	187,980	$129.17	N/A	N/A

Totals
Share repurchase program (1)	3,333,877	$127.54	3,333,877
Employee transactions (2)	287,166	$128.46	N/A
	3,621,043		3,333,877
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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	August 3, 2015	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	August 3, 2015	By	/s/ David K. Stewart
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

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2015 and 2014; (iii) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

E-1