Form 10-Q
period 2015-09-30
AMERIPRISE FINANCIAL INC
filed 2015-11-02
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2015
Common Stock (par value $.01 per share)	174,111,562 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Management and financial advice fees	$1,465	$1,483	$4,451	$4,321
Distribution fees	451	464	1,389	1,410
Net investment income	321	428	1,228	1,332
Premiums	360	351	1,081	1,026
Other revenues	296	392	939	1,111
Total revenues	2,893	3,118	9,088	9,200
Banking and deposit interest expense	7	7	21	21
Total net revenues	2,886	3,111	9,067	9,179
Expenses
Distribution expenses	806	813	2,460	2,409
Interest credited to fixed accounts	171	168	503	529
Benefits, claims, losses and settlement expenses	471	458	1,547	1,414
Amortization of deferred acquisition costs	133	116	302	281
Interest and debt expense	98	79	271	237
General and administrative expense	744	757	2,288	2,320
Total expenses	2,423	2,391	7,371	7,190
Income from continuing operations before income tax provision	463	720	1,696	1,989
Income tax provision	111	155	389	441
Income from continuing operations	352	565	1,307	1,548
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income	352	565	1,307	1,547
Less: Net income (loss) attributable to noncontrolling interests	(45)	145	102	353
Net income attributable to Ameriprise Financial	$397	$420	$1,205	$1,194

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$2.20	$2.21	$6.57	$6.20
Loss from discontinued operations	—	—	—	(0.01)
Net income	$2.20	$2.21	$6.57	$6.19
Diluted
Income from continuing operations	$2.17	$2.17	$6.48	$6.09
Loss from discontinued operations	—	—	—	(0.01)
Net income	$2.17	$2.17	$6.48	$6.08

Cash dividends declared per common share	$0.67	$0.58	$1.92	$1.68

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(7)	$(5)	$(8)	$(6)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses recognized in net investment income	$(7)	$(5)	$(8)	$(6)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$352	$565	$1,307	$1,547
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(65)	(84)	(50)	(31)
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(76)	(137)	(365)	341
Reclassification of net securities (gains) losses included in net income	6	(4)	(4)	(8)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	51	(1)	183	(168)
Total net unrealized gains (losses) on securities	(19)	(142)	(186)	165
Net unrealized gains on derivatives:
Reclassification of net derivative losses included in net income	1	1	1	1
Total net unrealized gains on derivatives	1	1	1	1
Total other comprehensive income (loss), net of tax	(83)	(225)	(235)	135
Total comprehensive income	269	340	1,072	1,682
Less: Comprehensive income (loss) attributable to noncontrolling interests	(89)	94	68	337
Comprehensive income attributable to Ameriprise Financial	$358	$246	$1,004	$1,345
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$2,780	$2,638
Cash of consolidated investment entities	790	390
Investments	34,746	35,582
Investments of consolidated investment entities, at fair value	6,977	6,148
Separate account assets	78,636	83,256
Receivables	5,187	4,887
Receivables of consolidated investment entities (includes $65 and $49, respectively, at fair value)	102	140
Deferred acquisition costs	2,634	2,608
Restricted and segregated cash and investments	2,703	2,614
Other assets	8,625	8,611
Other assets of consolidated investment entities (includes $2,129 and $1,936, respectively, at fair value)	2,140	1,936
Total assets	$145,320	$148,810

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,046	$30,350
Separate account liabilities	78,636	83,256
Customer deposits	8,046	7,664
Short-term borrowings	200	200
Long-term debt	3,019	3,062
Debt of consolidated investment entities (includes $6,976 and $6,030, respectively, at fair value)	7,926	6,867
Accounts payable and accrued expenses	1,435	1,482
Accounts payable and accrued expenses of consolidated investment entities	62	41
Other liabilities	6,567	6,357
Other liabilities of consolidated investment entities (includes $529 and $193, respectively, at fair value)	562	226
Total liabilities	136,499	139,505
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 322,742,143 and 320,990,255, respectively)	3	3
Additional paid-in capital	7,557	7,345
Retained earnings	9,319	8,469
Appropriated retained earnings of consolidated investment entities	174	234
Treasury shares, at cost (147,720,668 and 137,880,746 shares, respectively)	(9,885)	(8,589)
Accumulated other comprehensive income, net of tax	461	662
Total Ameriprise Financial, Inc. shareholders’ equity	7,629	8,124
Noncontrolling interests	1,192	1,181
Total equity	8,821	9,305
Total liabilities and equity	$145,320	$148,810
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in millions, except share data)

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com- prehensive Income	Total Ameriprise Financial, Inc. Share- holders’ Equity	Non-controlling Interests	Total

Balances at January 1, 2014	192,118,307	$3	$6,929	$7,289	$337	$(6,961)	$595	$8,192	$1,040	$9,232
Comprehensive income:
Net income	—	—	—	1,194	—	—	—	1,194	353	1,547
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	151	151	(16)	135
Total comprehensive income								1,345	337	1,682
Net income reclassified to appropriated retained earnings	—	—	—	—	(29)	—	—	(29)	29	—
Dividends to shareholders	—	—	—	(326)	—	—	—	(326)	—	(326)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	113	113
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(448)	(448)
Repurchase of common shares	(11,505,559)	—	—	—	—	(1,309)	—	(1,309)	—	(1,309)
Share-based compensation plans	4,780,391	—	303	(5)	—	89	—	387	9	396
Balances at September 30, 2014	185,393,139	$3	$7,232	$8,152	$308	$(8,181)	$746	$8,260	$1,080	$9,340

Balances at January 1, 2015	183,109,509	$3	$7,345	$8,469	$234	$(8,589)	$662	$8,124	$1,181	$9,305
Comprehensive income:
Net income	—	—	—	1,205	—	—	—	1,205	102	1,307
Other comprehensive loss, net of tax	—	—	—	—	—	—	(201)	(201)	(34)	(235)
Total comprehensive income								1,004	68	1,072
Net income reclassified to appropriated retained earnings	—	—	—	—	(60)	—	—	(60)	60	—
Dividends to shareholders	—	—	—	(355)	—	—	—	(355)	—	(355)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	225	225
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(342)	(342)
Repurchase of common shares	(10,882,885)	—	—	—	—	(1,362)	—	(1,362)	—	(1,362)
Share-based compensation plans	2,794,851	—	212	—	—	66	—	278	—	278
Balances at September 30, 2015	175,021,475	$3	$7,557	$9,319	$174	$(9,885)	$461	$7,629	$1,192	$8,821
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)

	Nine Months Ended September 30,
	2015	2014

Cash Flows from Operating Activities
Net income	$1,307	$1,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	185	193
Deferred income tax benefit	(23)	(75)
Share-based compensation	108	97
Net realized investment gains	(14)	(18)
Net trading gains	(5)	(6)
Loss from equity method investments	22	10
Other-than-temporary impairments and provision for loan losses	9	8
Net gains of consolidated investment entities	(85)	(337)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	(88)	(23)
Deferred acquisition costs	38	28
Other investments, net	61	(152)
Policyholder account balances, future policy benefits and claims, net	681	516
Derivatives, net of collateral	(180)	(485)
Receivables	(294)	(346)
Brokerage deposits	51	202
Accounts payable and accrued expenses	(41)	52
Cash held by consolidated investment entities	(394)	149
Investment properties of consolidated investment entities	(126)	177
Other operating assets and liabilities of consolidated investment entities, net	54	39
Other, net	637	405
Net cash provided by operating activities	1,903	1,981

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	151	435
Maturities, sinking fund payments and calls	3,453	2,856
Purchases	(3,340)	(2,513)
Proceeds from maturities and repayments of mortgage loans	481	419
Funding of mortgage loans	(427)	(375)
Proceeds from sales and collections of other investments	198	153
Purchase of other investments	(249)	(334)
Purchase of investments by consolidated investment entities	(2,063)	(2,368)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,429	1,643
Purchase of land, buildings, equipment and software	(109)	(89)
Other, net	29	1
Net cash used in investing activities	(447)	(172)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) (in millions)

	Nine Months Ended September 30,
	2015	2014

Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$2,182	$1,894
Maturities, withdrawals and cash surrenders	(1,853)	(1,646)
Policyholder account balances:
Deposits and other additions	1,514	1,526
Net transfers to separate accounts	(141)	(167)
Surrenders and other benefits	(2,169)	(1,896)
Cash paid for purchased options with deferred premiums	(305)	(318)
Cash received from purchased options with deferred premiums	8	54
Issuance of debt, net of issuance costs	—	543
Repayments of debt	(41)	(200)
Change in short-term borrowings, net	—	(301)
Dividends paid to shareholders	(348)	(319)
Repurchase of common shares	(1,293)	(1,191)
Exercise of stock options	14	25
Excess tax benefits from share-based compensation	70	133
Borrowings by consolidated investment entities	1,583	1,559
Repayments of debt by consolidated investment entities	(405)	(918)
Noncontrolling interests investments in subsidiaries	225	113
Distributions to noncontrolling interests	(342)	(448)
Other, net	(1)	(1)
Net cash used in financing activities	(1,302)	(1,558)
Effect of exchange rate changes on cash	(12)	(7)
Net increase in cash and cash equivalents	142	244
Cash and cash equivalents at beginning of period	2,638	2,632
Cash and cash equivalents at end of period	$2,780	$2,876

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$122	$123
Interest paid by consolidated investment entities	175	140
Income taxes paid, net	245	345
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	9	—
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
Interest – Imputation of Interest
In April 2015, the FASB updated the accounting standards related to debt issuance costs. The update requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of debt. The update does not impact the measurement or recognition of debt issuance costs. In August 2015, the FASB updated the guidance to allow companies to make a policy election to exclude debt issuance costs for line-of-credit arrangements from the standard. The standard is effective for interim and annual periods beginning after December 15, 2015. The standard is to be applied on a retrospective basis to all periods presented. Early adoption of the standard is permitted. The Company does not expect the reclassification to have a material impact on its consolidated financial condition. There will be no impact of the standard to the Company’s consolidated results of operations.
Consolidation
In February 2015, the FASB updated the accounting standard for consolidation. The update changes the accounting for the consolidation model for limited partnerships and VIEs and excludes certain money market funds from the consolidation analysis. Specific to the consolidation analysis of a VIE, the update clarifies consideration of fees paid to a decision maker and amends the related party guidance. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The standard may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption or applied retrospectively. The Company plans to adopt the standard on January 1, 2016 using the modified retrospective approach. The adoption will result in the deconsolidation of several collateralized loan obligations (“CLOs”) and all property funds with an estimated decrease of approximately $7.0 billion of assets, $5.6 billion of liabilities and $1.4 billion of equity (noncontrolling interests and appropriated retained earnings of consolidated investment entities). The actual impact to assets, liabilities and equity related to the deconsolidation may change depending upon the fair value of consolidated assets and liabilities and any additional CLOs or property funds that may be consolidated or liquidated before January 1, 2016. The Company does not expect the adoption to have a material impact to its consolidated results of operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In August 2014, the FASB updated the accounting standard related to consolidation of collateralized financing entities. The update applies to reporting entities that consolidate a collateralized financing entity and measures all financial assets and liabilities of the collateralized financing entity at fair value. The update provides a measurement alternative which would allow an entity to measure both the financial assets and financial liabilities at the fair value of the more observable of the fair value of the financial assets or financial liabilities. When the measurement alternative is elected, the reporting entity’s net income should reflect its own economic interests in the collateralized financing entity, including changes in the fair value of the beneficial interests retained by the reporting entity and beneficial interests that represent compensation for services. If the measurement alternative is not elected, the financial assets and financial liabilities should be measured separately in accordance with the requirements of the fair value topic. Any difference in the fair value of the assets and liabilities would be recorded to net income attributable to the reporting entity. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted as of the beginning of an annual period. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition after the deconsolidation of several CLOs noted above.
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
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB updated the accounting standards to defer the effective date by one year. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is prohibited. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

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
Non-Consolidated VIEs
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities was $89 million at both September 30, 2015 and December 31, 2014.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company manages one CLO which it does not consolidate. The Company manages the CLO and earns management fees and incentive fees from the CLO based on the CLO’s collateral pool. Unlike the consolidated CLOs, the Company has no investment in the CLO and no exposure to loss.
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $486 million and $504 million as of September 30, 2015 and December 31, 2014, respectively.
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
During the nine months ended September 30, 2015, the Company consolidated two new CLOs with assets of approximately $1.3 billion and liquidated no CLOs. During the nine months ended September 30, 2014, the Company consolidated two new CLOs with assets of approximately $1.1 billion and liquidated one CLO resulting in the sale of approximately $315 million in assets.
During the nine months ended September 30, 2015, the Company consolidated three new property funds with assets of approximately $452 million. During the nine months ended September 30, 2014, the Company consolidated one new property fund with assets of approximately $206 million. The Company terminated one property fund during each of the nine months ended September 30, 2015 and 2014. The liquidation of properties may occur over several years until the fund is terminated. See the summary of changes in Level 3 assets and liabilities for gross sales and purchases of properties, within the other assets caption, for the three months and nine months ended September 30, 2015 and 2014.

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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$199	$—	$199
Common stocks	123	43	6	172
Other investments	4	25	—	29
Syndicated loans	—	6,123	454	6,577
Total investments	127	6,390	460	6,977
Receivables	—	65	—	65
Other assets	—	—	2,129	2,129
Total assets at fair value	$127	$6,455	$2,589	$9,171
Liabilities
Debt	$—	$—	$6,976	$6,976
Other liabilities	—	529	—	529
Total liabilities at fair value	$—	$529	$6,976	$7,505

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$171	$—	$171
Common stocks	130	40	7	177
Other investments	4	25	—	29
Syndicated loans	—	5,287	484	5,771
Total investments	134	5,523	491	6,148
Receivables	—	49	—	49
Other assets	—	1	1,935	1,936
Total assets at fair value	$134	$5,573	$2,426	$8,133
Liabilities
Debt	$—	$—	$6,030	$6,030
Other liabilities	—	193	—	193
Total liabilities at fair value	$—	$193	$6,030	$6,223

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, July 1, 2015	$11		$457		$1,979		$(6,487)
Total gains (losses) included in:
Net income	—		(8)	(1)	24	(2)	67	(1)
Other comprehensive income	—		—		(61)		—
Purchases	—		101		193		—
Sales	—		(5)		(6)		—
Issues	—		—		—		(699)
Settlements	—		(32)		—		143
Transfers into Level 3	—		136		—		—
Transfers out of Level 3	(5)		(195)		—		—
Balance, September 30, 2015	$6		$454		$2,129		$(6,976)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2015	$—	(1)	$(9)	(1)	$26	(2)	$67	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, July 1, 2014	$—	$7	$427		$2,389		$(5,511)
Total gains (losses) included in:
Net income	—	—	(1)	(1)	144	(2)	(7)	(1)
Other comprehensive loss	—	—	—		(151)		—
Purchases	—	—	41		23		—
Sales	—	—	(14)		(388)		—
Settlements	—	—	(38)		—		52
Transfers into Level 3	—	1	84		—		—
Transfers out of Level 3	—	(1)	(185)		—		—
Balance, September 30, 2014	$—	$7	$314		$2,017		$(5,466)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2014	$—	$—	$(1)	(1)	$95	(2)	$(7)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2015	$7		$484		$1,935		$(6,030)
Total gains (losses) included in:
Net income	(1)	(1)	(8)	(1)	122	(2)	96	(1)
Other comprehensive income	—		—		(54)		—
Purchases	—		257		539		—
Sales	—		(23)		(413)		—
Issues	—		—		—		(1,268)
Settlements	—		(105)		—		226
Transfers into Level 3	5		523		—		—
Transfers out of Level 3	(5)		(674)		—		—
Balance, September 30, 2015	$6		$454		$2,129		$(6,976)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2015	$—		$(11)	(1)	$26	(2)	$96	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities		Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2014	$2		$14		$368		$1,936		$(4,804)
Total gains (losses) included in:
Net income	1	(1)	2	(1)	5	(1)	330	(2)	(32)	(1)
Other comprehensive loss	—		—		—		(84)		—
Purchases	2		—		280		282		—
Sales	(9)		(2)		(42)		(458)		—
Issues	—		—		—		—		(1,064)
Settlements	—		—		(76)		—		434
Transfers into Level 3	10		12		328		11		—
Transfers out of Level 3	(6)		(19)		(549)		—		—
Balance, September 30, 2014	$—		$7		$314		$2,017		$(5,466)
Changes in unrealized gains included in income relating to assets and liabilities held at September 30, 2014	$—		$1	(1)	$1	(1)	$280	(2)	$3	(1)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

	September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets (property funds)	$2,124	Discounted cash flow/ market comparables	Equivalent yield	2.8%	–	11.6%	5.9%
			Expected rental value (per square foot)	$5	–	$173	$50
CLO debt	$6,976	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.7%	–	9.0%	2.9%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.7%

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets (property funds)	$1,935	Discounted cash flow/ market comparables	Equivalent yield	4.4%	–	12.0%	6.5%
			Expected rental value (per square foot)	$3	–	$94	$34
CLO debt	$6,030	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.2%	–	8.3%	2.4%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.7%
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2015	December 31, 2014
	(in millions)
Syndicated loans
Unpaid principal balance	$6,816	$5,871
Excess unpaid principal over fair value	(239)	(100)
Fair value	$6,577	$5,771
Fair value of loans more than 90 days past due	$30	$32
Fair value of loans in nonaccrual status	30	32
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	62	25
Debt
Unpaid principal balance	$7,302	$6,248
Excess unpaid principal over fair value	(326)	(218)
Fair value	$6,976	$6,030
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
Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $61 million and $16 million for the three months ended September 30, 2015 and 2014, respectively. Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(32) million and $4 million for the nine months ended September 30, 2015 and 2014, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
Debt of consolidated CLOs due 2016-2026	$6,976	$6,030	1.5%	1.3%
Floating rate revolving credit borrowings due 2016-2020	950	837	2.8	2.7
Total	$7,926	$6,867
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 9.2%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and current interest rates. The carrying value of the debt of the consolidated CLOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated pooled investment vehicles managed by Threadneedle. The fair value of this debt was $950 million and $837 million as of September 30, 2015 and December 31, 2014, respectively. The property funds have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $10 million at both September 30, 2015 and December 31, 2014. The overall effective interest rate reflecting the impact of the derivative contracts was 3.1% at both September 30, 2015 and December 31, 2014.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2015	December 31, 2014
	(in millions)
Available-for-Sale securities, at fair value	$29,286	$30,027
Mortgage loans, net	3,382	3,440
Policy and certificate loans	824	806
Other investments	1,254	1,309
Total	$34,746	$35,582
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Investment income on fixed maturities	$346	$365	$1,055	$1,114
Net realized gains (losses)	(10)	4	5	10
Affordable housing partnerships	(7)	(8)	(25)	(20)
Other	(10)	26	32	70
Consolidated investment entities	2	41	161	158
Total net investment income	$321	$428	$1,228	$1,332

Available-for-Sale securities distributed by type were as follows:

	September 30, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,931	$1,135	$(168)	$16,898	$3
Residential mortgage backed securities	5,925	136	(53)	6,008	(13)
Commercial mortgage backed securities	2,395	107	(3)	2,499	—
Asset backed securities	1,259	48	(5)	1,302	—
State and municipal obligations	2,083	204	(28)	2,259	—
U.S. government and agencies obligations	69	3	—	72	—
Foreign government bonds and obligations	223	18	(11)	230	—
Common stocks	8	11	(1)	18	5
Total	$27,893	$1,662	$(269)	$29,286	$(5)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,742	$1,482	$(59)	$17,165	$3
Residential mortgage backed securities	6,099	168	(60)	6,207	(15)
Commercial mortgage backed securities	2,513	120	(3)	2,630	—
Asset backed securities	1,417	59	(6)	1,470	—
State and municipal obligations	2,008	257	(26)	2,239	—
U.S. government and agencies obligations	43	4	—	47	—
Foreign government bonds and obligations	236	21	(6)	251	—
Common stocks	8	10	—	18	5
Total	$28,066	$2,121	$(160)	$30,027	$(7)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of September 30, 2015 and December 31, 2014, investment securities with a fair value of $0.9 billion and $1.3 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $398 million and $769 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
At both September 30, 2015 and December 31, 2014, fixed maturity securities comprised approximately 84% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both September 30, 2015 and December 31, 2014, the Company’s internal analysts rated $1.4 billion of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	September 30, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,052	$7,282	25%	$7,500	$7,776	26%
AA	1,696	1,902	6	1,581	1,799	6
A	5,468	5,935	20	6,028	6,668	22
BBB	12,175	12,735	44	11,187	12,025	40
Below investment grade	1,494	1,414	5	1,762	1,741	6
Total fixed maturities	$27,885	$29,268	100%	$28,058	$30,009	100%
At September 30, 2015 and December 31, 2014, approximately 54% and 52%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	262	$3,645	$(133)	32	$301	$(35)	294	$3,946	$(168)
Residential mortgage backed securities	85	1,190	(7)	152	1,330	(46)	237	2,520	(53)
Commercial mortgage backed securities	23	234	(2)	4	50	(1)	27	284	(3)
Asset backed securities	27	221	(2)	14	253	(3)	41	474	(5)
State and municipal obligations	61	180	(3)	3	102	(25)	64	282	(28)
Foreign government bonds and obligations	8	46	(2)	14	23	(9)	22	69	(11)
Common stocks	3	1	(1)	—	—	—	3	1	(1)
Total	469	$5,517	$(150)	219	$2,059	$(119)	688	$7,576	$(269)

	December 31, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	182	$2,165	$(41)	40	$689	$(18)	222	$2,854	$(59)
Residential mortgage backed securities	73	879	(7)	138	1,387	(53)	211	2,266	(60)
Commercial mortgage backed securities	15	173	—	12	131	(3)	27	304	(3)
Asset backed securities	17	201	(2)	14	238	(4)	31	439	(6)
State and municipal obligations	11	29	(1)	10	115	(25)	21	144	(26)
Foreign government bonds and obligations	4	10	(1)	14	27	(5)	18	37	(6)
Total	302	$3,457	$(52)	228	$2,587	$(108)	530	$6,044	$(160)
As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a widening of credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance	$85	$148	$98	$147
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	1	1
Reductions for securities sold during the period (realized)	—	(50)	(14)	(50)
Ending balance	$85	$98	$85	$98

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
The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in AOCI:

	Net Unrealized Securities Gains	Deferred Income Tax	AOCI Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2014	$1,016	$(361)	$655
Net unrealized securities gains arising during the period (1)	526	(185)	341
Reclassification of net securities gains included in net income	(12)	4	(8)
Impact of other adjustments	(258)	90	(168)
Balance at September 30, 2014	$1,272	$(452)	$820	(2)

Balance at January 1, 2015	$1,216	$(430)	$786
Net unrealized securities losses arising during the period (1)	(562)	197	(365)
Reclassification of net securities gains included in net income	(6)	2	(4)
Impact of other adjustments	281	(98)	183
Balance at September 30, 2015	$929	$(329)	$600	(2)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Includes $6 million and $5 million of noncredit related impairments on securities and net unrealized securities gains on previously impaired securities at September 30, 2015 and 2014, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Gross realized gains	$1	$12	$24	$23
Gross realized losses	(4)	(1)	(10)	(5)
Other-than-temporary impairments	(7)	(5)	(8)	(6)
Total	$(10)	$6	$6	$12
Other-than-temporary impairments for the three months and nine months ended September 30, 2015 primarily related to credit losses on corporate debt securities. Other-than-temporary impairments for the three months and nine months ended September 30, 2014 primarily related to credit losses on corporate debt securities and non-agency residential mortgage backed securities.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity at September 30, 2015 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,834	$1,853
Due after one year through five years	6,570	6,985
Due after five years through 10 years	5,313	5,397
Due after 10 years	4,589	5,224
	18,306	19,459
Residential mortgage backed securities	5,925	6,008
Commercial mortgage backed securities	2,395	2,499
Asset backed securities	1,259	1,302
Common stocks	8	18
Total	$27,893	$29,286
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
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans, syndicated loans and consumer loans for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2015	2014
	(in millions)
Beginning balance	$35	$37
Charge-offs	(3)	(4)
Provisions	1	2
Ending balance	$33	$35

Individually evaluated for impairment	$6	$9
Collectively evaluated for impairment	27	26

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The recorded investment in commercial mortgage loans, syndicated loans and consumer loans by impairment method was as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Individually evaluated for impairment	$39	$42
Collectively evaluated for impairment	3,923	3,951
Total	$3,962	$3,993
As of September 30, 2015 and December 31, 2014, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $20 million and $13 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the three months ended September 30, 2015 and 2014, the Company purchased $93 million and $96 million, respectively, and sold $9 million and $1 million, respectively, of syndicated loans. During the nine months ended September 30, 2015 and 2014, the Company purchased $134 million and $186 million, respectively, and sold $16 million and $11 million, respectively, consisting primarily of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $10 million and $12 million as of September 30, 2015 and December 31, 2014, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% of total commercial mortgage loans at both September 30, 2015 and December 31, 2014. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
East North Central	$202	$238	7%	9%
East South Central	76	62	3	2
Middle Atlantic	210	217	8	8
Mountain	247	245	9	9
New England	130	140	5	5
Pacific	755	694	27	25
South Atlantic	773	740	28	27
West North Central	231	233	8	9
West South Central	133	160	5	6
	2,757	2,729	100%	100%
Less: allowance for loan losses	22	25
Total	$2,735	$2,704

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
Apartments	$509	$500	18%	18%
Hotel	35	34	1	1
Industrial	482	461	18	17
Mixed use	36	45	1	2
Office	542	545	20	20
Retail	953	988	35	36
Other	200	156	7	6
	2,757	2,729	100%	100%
Less: allowance for loan losses	22	25
Total	$2,735	$2,704
Syndicated Loans
The recorded investment in syndicated loans at September 30, 2015 and December 31, 2014 was $545 million and $511 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at September 30, 2015 and December 31, 2014 were $6 million and $4 million, respectively.
Consumer Loans
The recorded investment in consumer loans at September 30, 2015 and December 31, 2014 was $660 million and $753 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of September 30, 2015 and December 31, 2014, approximately 4% and 6%, respectively, of consumer loans had FICO scores below 640. As of both September 30, 2015 and December 31, 2014, approximately 2% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 37% of the portfolio as of both September 30, 2015 and December 31, 2014. No other state represents more than 10% of the total consumer loan portfolio.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of September 30, 2015 and December 31, 2014. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2015 and 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2015 primarily reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment, partially offset by improved persistency. The impact in the third quarter of 2014 primarily reflected the difference between the Company’s assumed interest rates, partially offset by improved persistency and mortality experience and a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption.
The balances of and changes in DAC were as follows:

	2015	2014
	(in millions)
Balance at January 1	$2,608	$2,663
Capitalization of acquisition costs	264	253
Amortization, excluding the impact of valuation assumptions review	(296)	(274)
Amortization, impact of valuation assumptions review	(6)	(7)
Impact of change in net unrealized securities losses (gains)	64	(30)
Balance at September 30	$2,634	$2,605
The balances of and changes in DSIC, which are included in other assets, were as follows:

	2015	2014
	(in millions)
Balance at January 1	$362	$409
Capitalization of sales inducement costs	3	4
Amortization, excluding the impact of valuation assumptions review	(44)	(39)
Amortization, impact of valuation assumptions review	1	(2)
Impact of change in net unrealized securities losses (gains)	10	(3)
Balance at September 30	$332	$369

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Policyholder account balances
Fixed annuities	$11,446	$12,700
Variable annuity fixed sub-accounts	4,914	4,860
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,884	2,856
Indexed universal life (“IUL”) insurance	727	534
Other life insurance	804	840
Total policyholder account balances	20,775	21,790

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,273	693
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	31	(41)	(1)
Other annuity liabilities	73	115
Fixed annuities life contingent liabilities	1,502	1,511
Equity indexed annuities (“EIA”)	27	29
Life, disability income and long term care insurance	5,150	5,106
VUL/UL and other life insurance additional liabilities	444	437
Total future policy benefits	8,500	7,850
Policy claims and other policyholders’ funds	771	710
Total policyholder account balances, future policy benefits and claims	$30,046	$30,350

(1)	Includes the value of GMAB embedded derivatives that was a net asset at December 31, 2014 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Variable annuity	$67,930	$72,125
VUL insurance	6,483	7,016
Other insurance	34	37
Threadneedle investment liabilities	4,189	4,078
Total	$78,636	$83,256

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2015				December 31, 2014
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$53,360	$51,507	$417	65	$55,378	$53,565	$24	64
Five/six-year reset	9,293	6,730	131	65	10,360	7,821	28	64
One-year ratchet	6,724	6,351	396	67	7,392	7,006	39	66
Five-year ratchet	1,611	1,553	31	63	1,773	1,717	2	63
Other	859	841	92	71	959	941	38	70
Total — GMDB	$71,847	$66,982	$1,067	65	$75,862	$71,050	$131	64

GGU death benefit	$1,040	$987	$114	67	$1,072	$1,019	$123	67

GMIB	$274	$253	$14	68	$343	$321	$9	67

GMWB:
GMWB	$3,163	$3,152	$2	69	$3,671	$3,659	$1	68
GMWB for life	36,130	35,997	361	66	36,843	36,735	95	65
Total — GMWB	$39,293	$39,149	$363	66	$40,514	$40,394	$96	65

GMAB	$3,988	$3,972	$42	58	$4,247	$4,234	$2	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2015		December 31, 2014
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,413	63	$6,076	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	8	1	528	7	54
Paid claims	(3)	—	—	—	(13)
Balance at September 30, 2014	$9	$7	$145	$(55)	$247

Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	9	—	580	72	70
Paid claims	(3)	—	—	—	(19)
Balance at September 30, 2015	$15	$7	$1,273	$31	$314
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2015	December 31, 2014
	(in millions)
Mutual funds:
Equity	$38,571	$41,403
Bond	23,760	25,060
Other	4,997	4,490
Total mutual funds	$67,328	$70,953

9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	September 30, 2015		December 31, 2014		September 30, 2015	December 31, 2014
	(in millions)
Long-term debt:
Senior notes due 2015	$351	(1)	$358	(1)	5.6%	5.7%
Senior notes due 2019	328	(1)	326	(1)	7.3	7.3
Senior notes due 2020	789	(1)	786	(1)	5.3	5.3
Senior notes due 2023	750		750		4.0	4.0
Senior notes due 2024	548		548		3.7	3.7
Junior subordinated notes due 2066	253		294		7.5	7.5
Total long-term debt	3,019		3,062
Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150		150		0.3	0.3
Repurchase agreements	50		50		0.5	0.4
Total short-term borrowings	200		200
Total	$3,219		$3,262
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt. See Note 12 for information on the Company’s fair value hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The amounts included in the table above are net of any unamortized discount and premium associated with issuing these notes.
The Company has an unsecured revolving credit facility for up to $500 million. Under the terms of the underlying credit agreement for the facility, the Company may increase the amount of this facility up to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility and outstanding letters of credit issued against this facility were $1 million as of September 30, 2015. On May 1, 2015, the Company amended the underlying credit agreement for the facility to extend the expiration to May 2020.
The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both September 30, 2015 and December 31, 2014.
In August 2015, the Company extinguished $41 million of its junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of September 30, 2015 and December 31, 2014, the Company has pledged $26 million and $18 million, respectively, of agency residential mortgage backed securities and $26 million and $34 million, respectively, of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than two months as of September 30, 2015 and less than four months as of December 31, 2014. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $295 million and $298 million at September 30, 2015 and December 31, 2014, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of September 30, 2015 and less than two months as of December 31, 2014. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$82	$2,306	$—	$2,388
Available-for-Sale securities:
Corporate debt securities	—	15,359	1,539	16,898
Residential mortgage backed securities	—	5,722	286	6,008
Commercial mortgage backed securities	—	2,494	5	2,499
Asset backed securities	—	1,180	122	1,302
State and municipal obligations	—	2,259	—	2,259
U.S. government and agencies obligations	37	35	—	72
Foreign government bonds and obligations	—	230	—	230
Common stocks	4	9	5	18
Total Available-for-Sale securities	41	27,288	1,957	29,286
Trading securities	5	27	—	32
Separate account assets	—	78,636	—	78,636
Investments segregated for regulatory purposes	325	—	—	325
Other assets:
Interest rate derivative contracts	—	2,314	—	2,314
Equity derivative contracts	285	1,447	—	1,732
Foreign exchange derivative contracts	5	36	—	41
Other derivative contracts	—	6	—	6
Total other assets	290	3,803	—	4,093
Total assets at fair value	$743	$112,060	$1,957	$114,760

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	317	317
GMWB and GMAB embedded derivatives	—	—	1,107	1,107	(1)
Total policyholder account balances, future policy benefits and claims	—	5	1,424	1,429	(2)
Customer deposits	—	2	—	2
Other liabilities:
Interest rate derivative contracts	—	1,200	—	1,200
Equity derivative contracts	265	1,742	—	2,007
Credit derivative contracts	—	5	—	5
Foreign exchange derivative contracts	—	6	—	6
Other derivative contracts	—	92	—	92
Other	4	11	—	15
Total other liabilities	269	3,056	—	3,325
Total liabilities at fair value	$269	$3,063	$1,424	$4,756
(1) The fair value of the GMWB and GMAB embedded derivatives included $1.2 billion of individual contracts in a liability position and $112 million of individual contracts in an asset position.

(2)	The Company’s adjustment for nonperformance risk resulted in a $497 million cumulative decrease to the embedded derivatives.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$27	$1,930	$—	$1,957
Available-for-Sale securities:
Corporate debt securities	—	15,647	1,518	17,165
Residential mortgage backed securities	—	6,001	206	6,207
Commercial mortgage backed securities	—	2,539	91	2,630
Asset backed securities	—	1,301	169	1,470
State and municipal obligations	—	2,239	—	2,239
U.S. government and agencies obligations	12	35	—	47
Foreign government bonds and obligations	—	251	—	251
Common stocks	5	7	6	18
Total Available-for-Sale securities	17	28,020	1,990	30,027
Trading securities	54	28	1	83
Separate account assets	—	83,256	—	83,256
Other assets:
Interest rate derivative contracts	—	2,031	—	2,031
Equity derivative contracts	282	1,757	—	2,039
Foreign exchange derivative contracts	1	29	—	30
Other derivative contracts	—	1	—	1
Total other assets	283	3,818	—	4,101
Total assets at fair value	$381	$117,052	$1,991	$119,424

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	242	242
GMWB and GMAB embedded derivatives	—	—	479	479	(1)
Total policyholder account balances, future policy benefits and claims	—	6	721	727	(2)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	1,136	—	1,136
Equity derivative contracts	376	2,326	—	2,702
Foreign exchange derivative contracts	1	2	—	3
Other derivative contracts	—	114	—	114
Other	—	12	—	12
Total other liabilities	377	3,590	—	3,967
Total liabilities at fair value	$377	$3,602	$721	$4,700

(1)	The fair value of the GMWB and GMAB embedded derivatives included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

(2)	The Company’s adjustment for nonperformance risk resulted in a $311 million cumulative decrease to the embedded derivatives.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, July 1, 2015	$1,509	$279	$44	$135	$6	$1,973		$1
Total gains (losses) included in:
Net income	(1)	—	—	1	—	—	(1)	(1)	(1)
Other comprehensive income	(3)	(1)	—	2	—	(2)		—
Purchases	124	93	—	5	—	222		—
Settlements	(90)	(14)	(2)	(8)	—	(114)		—
Transfers out of Level 3	—	(71)	(37)	(13)	(1)	(122)		—
Balance, September 30, 2015	$1,539	$286	$5	$122	$5	$1,957		$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2015 included in:
Net investment income	$(1)	$—	$—	$1	$—	$—		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2015	$292		$235		$527
Total (gains) losses included in:
Net income	(1)	(1)	805	(2)	804
Issues	31		69		100
Settlements	(5)		(2)		(7)
Balance, September 30, 2015	$317		$1,107		$1,424

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2015 included in:
Interest credited to fixed accounts	$(1)		$—		$(1)
Benefits, claims, losses and settlement expenses	—		811		811
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total	Trading Securities	Other Derivative Contracts
	(in millions)
Balance, July 1, 2014	$1,565	$214	$15	$185	$6	$1,985	$1	$1
Total losses included in:
Net income	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	(12)	—	—	(1)	—	(13)	—	—
Purchases	37	170	—	11	—	218	—	1
Settlements	(24)	(6)	—	(2)	—	(32)	—	—
Transfers into Level 3	—	—	78	—	—	78	—	—
Transfers out of Level 3	—	(105)	—	—	(1)	(106)	—	—
Balance, September 30, 2014	$1,566	$273	$93	$193	$5	$2,130	$1	$1

Changes in unrealized losses relating to assets held at September 30, 2014 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)	$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	—	(1)
(1) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives	GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2014	$184	$(347)		$(163)
Total losses included in:
Net income	—	207	(1)	207
Issues	21	65		86
Settlements	(3)	(2)		(5)
Balance, September 30, 2014	$202	$(77)		$125

Changes in unrealized losses relating to liabilities held at September 30, 2014 included in:
Benefits, claims, losses and settlement expenses	$—	$208		$208
(1) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, January 1, 2015	$1,518	$206	$91	$169	$6	$1,990		$1
Total gains (losses) included in:
Net income	(2)	—	—	1	—	(1)	(1)	(1)	(1)
Other comprehensive income	(9)	(1)	—	2	1	(7)		—
Purchases	179	312	41	37	—	569		—
Settlements	(147)	(36)	(5)	(22)	—	(210)		—
Transfers into Level 3	—	—	6	—	—	6		—
Transfers out of Level 3	—	(195)	(128)	(65)	(2)	(390)		—
Balance, September 30, 2015	$1,539	$286	$5	$122	$5	$1,957		$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2015 included in:
Net investment income	$(2)	$—	$—	$1	$—	$(1)		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	13	(1)	426	(2)	439
Issues	76		197		273
Settlements	(14)		5		(9)
Balance, September 30, 2015	$317		$1,107		$1,424

Changes in unrealized losses relating to liabilities held at September 30, 2015 included in:
Interest credited to fixed accounts	$13		$—		$13
Benefits, claims, losses and settlement expenses	—		438		438
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
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $162 million and $59 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2015 and 2014, respectively. The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $154 million and $68 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2015 and 2014, respectively.

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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,525	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2%	–	4.0%	1.7%
IUL embedded derivatives	$317	Discounted cash flow	Nonperformance risk (1)	80		bps
GMWB and GMAB embedded derivatives	$1,107	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.3%	–	21.2%
			Nonperformance risk (1)	80		bps

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,476	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.9%	1.5%
IUL embedded derivatives	$242	Discounted cash flow	Nonperformance risk (1)	65		bps
GMWB and GMAB embedded derivatives	$479	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	51.1%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.2%	–	20.9%
			Nonperformance risk (1)	65		bps
			Elective contractholder strategy allocations (4)	0.0%	–	3.0%

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(4)
The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model. As of September 30, 2015, the Company is no longer including this input in the fair value measurement.

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at September 30, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

	September 30, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,382	$—	$—	$3,437	$3,437
Policy and certificate loans	824	—	1	805	806
Receivables	1,612	274	1,335	4	1,613
Restricted and segregated cash	2,377	2,377	—	—	2,377
Other investments and assets	576	—	506	61	567

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,730	$—	$—	$12,705	$12,705
Investment certificate reserves	4,530	—	—	4,521	4,521
Brokerage customer deposits	3,516	3,516	—	—	3,516
Separate account liabilities	4,544	—	4,544	—	4,544
Debt and other liabilities	3,592	353	3,346	86	3,785

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,440	$—	$—	$3,512	$3,512
Policy and certificate loans	806	—	1	793	794
Receivables	1,418	215	1,200	3	1,418
Restricted and segregated cash	2,614	2,614	—	—	2,614
Other investments and assets	551	—	460	84	544

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,979	$—	$—	$13,996	$13,996
Investment certificate reserves	4,201	—	—	4,195	4,195
Brokerage customer deposits	3,465	3,465	—	—	3,465
Separate account liabilities	4,478	—	4,478	—	4,478
Debt and other liabilities	3,576	261	3,446	121	3,828

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,473	$—	$3,473	$(2,460)	$(519)	$(445)	$49
OTC cleared	507	—	507	(417)	(89)	—	1
Exchange-traded	113	—	113	(5)	—	—	108
Total derivatives	4,093	—	4,093	(2,882)	(608)	(445)	158
Securities borrowed	274	—	274	(38)	—	(227)	9
Total	$4,367	$—	$4,367	$(2,920)	$(608)	$(672)	$167

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,735	$—	$3,735	$(3,000)	$(281)	$(418)	$36
OTC cleared	305	—	305	(224)	(81)	—	—
Exchange-traded	61	—	61	—	—	—	61
Total derivatives	4,101	—	4,101	(3,224)	(362)	(418)	97
Securities borrowed	215	—	215	(49)	—	(163)	3
Total	$4,316	$—	$4,316	$(3,273)	$(362)	$(581)	$100
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$2,834	$—	$2,834	$(2,460)	$—	$(356)	$18
OTC cleared	459	—	459	(417)	(42)	—	—
Exchange-traded	17	—	17	(5)	—	—	12
Total derivatives	3,310	—	3,310	(2,882)	(42)	(356)	30
Securities loaned	353	—	353	(38)	—	(302)	13
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,713	$—	$3,713	$(2,920)	$(42)	$(708)	$43

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,723	$—	$3,723	$(3,000)	$—	$(723)	$—
OTC cleared	232	—	232	(224)	(8)	—	—
Total derivatives	3,955	—	3,955	(3,224)	(8)	(723)	—
Securities loaned	261	—	261	(49)	—	(205)	7
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,266	$—	$4,266	$(3,273)	$(8)	$(978)	$7
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

Derivatives designated as hedging instruments		Assets			Liabilities
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015		December 31, 2014
		(in millions)			(in millions)
Fair value hedges
Interest rate contracts	Other assets	$76	$76	Other liabilities	$—		$—
Total qualifying hedges		76	76		—		—
Derivatives not designated as hedging instruments
GMWB and GMAB
Interest rate contracts	Other assets	2,238	1,955	Other liabilities	1,168		1,136
Equity contracts	Other assets	1,706	1,954	Other liabilities	1,998		2,650
Credit contracts	Other assets	—	—	Other liabilities	5		—
Foreign exchange contracts	Other assets	40	29	Other liabilities	6		2
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims (2)	1,107		479
Total GMWB and GMAB		3,984	3,938		4,284		4,267
Other derivatives:
Interest rate
Investments	Other assets	—	—	Other liabilities	32		—
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	5		6
IUL	Other assets	12	39	Other liabilities	2		12
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	317		242
SMC	Other assets	10	46	Other liabilities	7		40
Stock market certificates embedded derivatives	N/A	—	—	Customer deposits	2		6
Deferred compensation	Other assets	4	—	Other liabilities	—		—
Foreign exchange
Foreign currency	Other assets	1	1	Other liabilities	—		—
Seed money	Other assets	—	—	Other liabilities	—		1
Other
Macro hedge program	Other assets	6	1	Other liabilities	92		114
Total other derivatives		33	87		457		421
Total non-designated hedges		4,017	4,025		4,741		4,688
Total derivatives		$4,093	$4,101		$4,741	(3)	$4,688	(3)
N/A  Not applicable.
(1) The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
(2) The fair value of the GMWB and GMAB embedded derivatives at September 30, 2015 included $1.2 billion of individual contracts in a liability position and $112 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2014 included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.8 billion and $1.5 billion at September 30, 2015 and December 31, 2014, respectively. See Note 11 for additional information related to master netting arrangements and cash collateral. See Note 3 for information about derivatives held by consolidated VIEs. See (2) above for additional information related to gross GMWB and GMAB embedded derivatives.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operation:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$536	$100	$360	$609
Equity contracts	Benefits, claims, losses and settlement expenses	328	143	69	(244)
Credit contracts	Benefits, claims, losses and settlement expenses	(10)	(1)	(5)	(23)
Foreign exchange contracts	Benefits, claims, losses and settlement expenses	6	(13)	(2)	(14)
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	(872)	(270)	(628)	(498)
Total GMWB and GMAB		(12)	(41)	(206)	(170)

Other derivatives:
Interest rate
Investments	Net investment income	(31)	—	(32)	—
Tax hedge	Net investment income	—	—	—	3
Seed money	Net investment income	—	—	—	(1)
Equity
IUL	Interest credited to fixed accounts	(15)	2	(16)	13
IUL embedded derivatives	Interest credited to fixed accounts	6	2	1	(9)
EIA	Interest credited to fixed accounts	(1)	—	(1)	1
EIA embedded derivatives	Interest credited to fixed accounts	1	—	1	(1)
Stock market certificates	Banking and deposit interest expense	(3)	—	(2)	2
Stock market certificates embedded derivatives	Banking and deposit interest expense	2	—	2	(2)
Seed money	Net investment income	—	1	(2)	(2)
Deferred compensation	Distribution expenses	(15)	1	(9)	6
Deferred compensation	General and administrative expense	(4)	(1)	(3)	1
Foreign exchange
Foreign currency	Net investment income	—	4	—	2
Deferred compensation	Distribution expenses	—	(3)	(2)	(2)
Deferred compensation	General and administrative expense	(1)	—	(1)	—
Commodity
Seed money	Net investment income	—	—	—	(1)
Other
Macro hedge program	Benefits, claims, losses and settlement expenses	3	17	(4)	(8)
Total other derivatives		(58)	23	(68)	2
Total derivatives		$(70)	$(18)	$(274)	$(168)
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
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps. At September 30, 2015 and December 31, 2014, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $134.1 billion and $132.0 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2015 (1)	$110	$28
2016	346	77
2017	286	77
2018	227	126
2019	274	103
2020 - 2027	761	227
Total	$2,004	$638
(1) 2015 amounts represent the amounts payable and receivable for the period from October 1, 2015 to December 31, 2015.
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options, interest rate swaptions and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The gross notional amount of these derivative contracts was $4.5 billion and $2.7 billion at September 30, 2015 and December 31, 2014, respectively.
In 2015, the Company entered into interest rate swaps to manage its exposure to interest rate risk on certain of its investments. The gross notional amount of these contracts was $1.2 billion at September 30, 2015.
EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $2.3 billion and $2.0 billion at September 30, 2015 and December 31, 2014, respectively.
The Company enters into futures, commodity swaps, and foreign currency forward contracts to manage its exposure to price risk arising from seed money investments in proprietary investment products. The gross notional amount of these contracts was $64 million and $97 million at September 30, 2015 and December 31, 2014, respectively.
The Company enters into foreign currency forward contracts to economically hedge its exposure to certain transactions denominated in non-functional currencies. The gross notional amount of these contracts was $38 million and $11 million at September 30, 2015 and December 31, 2014, respectively.
The Company enters into futures contracts to economically hedge its exposure related to deferred compensation plans. The gross notional amount of these contracts was $284 million and $278 million at September 30, 2015 and December 31, 2014, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

exposure on debt, (ii) interest rate lock agreements to hedge interest rate exposure on debt issuances and (iii) swaptions used to hedge the risk of increasing interest rates on forecasted fixed premium product sales.
For the three months and nine months ended September 30, 2015 and 2014, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of September 30, 2015 that the Company expects to reclassify to earnings within the next twelve months is $4 million, which consists of $2 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income.
The following table presents the impact of the effective portion of the Company’s cash flow hedges on the Consolidated Statements of Operations and the Consolidated Statements of Equity:

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest and debt expense	$1	$1	$3	$3
Net investment income	(2)	(2)	(4)	(4)
Total	$(1)	$(1)	$(1)	$(1)
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in millions)
Interest rate contracts	Interest and debt expense	$8	$9	$24	$25
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At September 30, 2015 and December 31, 2014, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $299 million and $416 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2015 and December 31, 2014 was $284 million and $416 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at September 30, 2015 and December 31, 2014 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $15 million and nil, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Shareholders’ Equity
The following table provides information related to amounts reclassified from AOCI:

AOCI Reclassification	Location of Loss (Gain) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in millions)
Net unrealized (gains) losses on Available-for-Sale securities	Net investment income	$10	$(6)	$(6)	$(12)
Tax expense	Income tax provision	(4)	2	2	4
Net of tax		$6	$(4)	$(4)	$(8)

Losses (gains) on cash flow hedges:
Interest rate contracts	Interest and debt expense	$(1)	$(1)	$(3)	$(3)
Swaptions	Net investment income	2	2	4	4
Total before tax		1	1	1	1
Tax benefit	Income tax provision	—	—	—	—
Net of tax		$1	$1	$1	$1
See Note 4 for additional information related to the impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.
In April 2014, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through April 28, 2016. As of September 30, 2015, the Company had $553 million remaining under its share repurchase authorization. During the nine months ended September 30, 2015 and 2014, the Company repurchased a total of 9.8 million shares and 9.1 million shares, respectively, of its common stock for an aggregate cost of $1.2 billion and $1.0 billion, respectively.
The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the nine months ended September 30, 2015 and 2014, the Company reacquired 0.4 million shares and 0.8 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $48 million and $92 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2015 and 2014, the Company reacquired 0.7 million shares and 1.6 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $89 million and $180 million, respectively.
During the nine months ended September 30, 2015 and 2014, the Company reissued 1.0 million and 1.6 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

14.  Income Taxes
The Company’s effective tax rate on income from continuing operations was 24.1% and 21.6% for the three months ended September 30, 2015 and 2014, respectively. The Company’s effective tax rate on income from continuing operations was 23.0% and 22.2% for the nine months ended September 30, 2015 and 2014, respectively. The Company’s effective tax rates for the three months and nine months ended September 30, 2015 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $17 million, net of federal benefit, which will expire beginning December 31, 2015 and a state AMT credit carryforward of $1 million, which has no expiration.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $12 million at September 30, 2015 and $20 million at December 31, 2014.
As of September 30, 2015 and December 31, 2014, the Company had $239 million and $242 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $57 million, net of federal tax benefits, of unrecognized tax benefits at both September 30, 2015 and December 31, 2014, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $150 million to $160 million in the next 12 months primarily due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and $3 million in interest and penalties for the three months and nine months ended September 30, 2015, respectively. The Company recognized a net increase of $1 million and $4 million in interest and penalties for the three months and nine months ended September 30, 2014, respectively. At September 30, 2015 and December 31, 2014, the Company had a payable of $52 million and $48 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both September 30, 2015 and December 31, 2014, the estimated liability was $14 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the Office of the Comptroller of the Currency, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance and annuity claims; security of client information; trading activity; and front office systems and controls at the Company’s UK subsidiary. The Company is also responding to regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators.
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
In November 2014, a lawsuit was filed against the Company’s London-based asset management affiliate in England’s High Court of Justice Commercial Court, entitled Otkritie Capital International Ltd and JSC Otkritie Holding v. Threadneedle Asset Management Ltd. and Threadneedle Management Services Ltd. (“Threadneedle Defendants”). Claimants allege that the Threadneedle Defendants should be held liable for the wrongful acts of one of its former employees, who in February 2014 was held jointly and severally liable with several other parties for conspiracy and dishonest assistance in connection with a fraud perpetrated against Claimants in 2011. Claimants allege they were harmed by that fraud in the amount of $120 million. The Threadneedle Defendants applied to the Court for an Order dismissing the proceedings as an abuse of process of the Court. This application was declined in August 2015 and the Threadneedle Defendants intend to appeal that decision. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the number of parties involved, and the failure to allege any specific, evidence based damages.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders
The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$352	$565	$1,307	$1,548
Less: Net income (loss) attributable to noncontrolling interests	(45)	145	102	353
Income from continuing operations attributable to Ameriprise Financial	397	420	1,205	1,195
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income attributable to Ameriprise Financial	$397	$420	$1,205	$1,194

Denominator:
Basic: Weighted-average common shares outstanding	180.4	190.3	183.5	192.8
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.3	3.4	2.5	3.5
Diluted: Weighted-average common shares outstanding	182.7	193.7	186.0	196.3

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$2.20	$2.21	$6.57	$6.20
Loss from discontinued operations	—	—	—	(0.01)
Net income	$2.20	$2.21	$6.57	$6.19
Diluted:
Income from continuing operations	$2.17	$2.17	$6.48	$6.09
Loss from discontinued operations	—	—	—	(0.01)
Net income	$2.17	$2.17	$6.48	$6.08
The calculation of diluted earnings per share excludes the incremental effect of 1.7 million and 0.2 million options as of September 30, 2015 and 2014, respectively, due to their anti-dilutive effect.

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
Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the results of discontinued operations, the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), integration and restructuring charges and the impact of consolidating investment entities. Operating net revenues also exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments. Operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses. The market impact on variable annuity guaranteed benefits and IUL benefits includes changes in liability values caused by changes in financial market conditions, net of changes in associated economic hedge values. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on liability values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2015	December 31, 2014
	(in millions)
Assets:
Advice & Wealth Management	$10,848	$10,220
Asset Management	7,890	7,509
Annuities	93,747	98,535
Protection	20,358	20,779
Corporate & Other	12,477	11,767
Total assets	$145,320	$148,810

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,245	$1,210	$3,747	$3,557
Asset Management	782	839	2,421	2,490
Annuities	632	655	1,914	1,942
Protection	586	553	1,776	1,687
Corporate & Other	(4)	(1)	(12)	3
Eliminations(1) (2)	(366)	(357)	(1,090)	(1,053)
Total segment operating revenues	2,875	2,899	8,756	8,626
Net realized gains (losses)	(10)	4	5	10
Revenues attributable to CIEs	43	206	333	543
Market impact on IUL benefits, net	9	2	5	—
Market impact of hedges on investments	(31)	—	(32)	—
Total net revenues per consolidated statements of operations	$2,886	$3,111	$9,067	$9,179
(1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2015 and 2014 in each segment as follows: Advice & Wealth Management ($259 and $250, respectively); Asset Management ($11 and $11, respectively); Annuities ($85 and $85, respectively); Protection ($10 and $11, respectively); and Corporate & Other ($1 and nil, respectively).
(2) Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2015 and 2014 in each segment as follows: Advice & Wealth Management ($770 and $740, respectively); Asset Management ($33 and $33, respectively); Annuities ($255 and $248, respectively); Protection ($31 and $31, respectively); and Corporate & Other ($1 and $1, respectively).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating earnings:
Advice & Wealth Management	$219	$205	$649	$580
Asset Management	180	208	568	590
Annuities	176	128	498	474
Protection	25	66	148	216
Corporate & Other	(42)	(53)	(161)	(183)
Total segment operating earnings	558	554	1,702	1,677
Net realized gains (losses)	(10)	4	5	10
Net income (loss) attributable to noncontrolling interests	(45)	145	102	353
Market impact on variable annuity guaranteed benefits, net	(5)	9	(75)	(60)
Market impact on IUL benefits, net	(1)	8	(2)	9
Market impact of hedges on investments	(31)	—	(32)	—
Integration and restructuring charges	(3)	—	(4)	—
Income from continuing operations before income tax provision per consolidated statements of operations	$463	$720	$1,696	$1,989

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

Overview
Ameriprise Financial is a diversified financial services company with a 121 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $765 billion in assets under management and administration as of September 30, 2015.
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
Our network of approximately 9,800 advisors is the primary means through which we engage in our wealth management activities. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in delivering advice and product solutions. We believe that our nationally recognized brand and practice vision, local marketing support, integrated operating platform and comprehensive set of products and solutions constitute a compelling value proposition for financial advisors, as evidenced by our strong advisor retention rate and our ability to attract and retain experienced and productive advisors. We have and will continue to invest in and develop capabilities and tools designed to maximize advisor productivity and client satisfaction.
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
We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong and competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 114 of our funds rated as four- and five-star funds by Morningstar.
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

AMERIPRISE FINANCIAL, INC.

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
In the third quarter of the year, we conduct our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, we update valuation assumptions and the impact is reflected as part of our annual review of life insurance and annuity valuation assumptions and modeling changes (“unlocking”). The favorable unlocking impact in the third quarter of 2015 primarily reflected improved policyholder behavior, an update to market-related inputs related to our living benefit valuation and model changes that more than offset the difference between our previously assumed interest rates versus the continued low interest rate environment. In addition, our annual review of our closed long term care business resulted in no loss recognition as better-than-expected premium increases offset higher morbidity and lower interest rates. The unfavorable unlocking impact in the third quarter of 2014 primarily reflected assumed interest rates, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. See our Consolidated and Segment Results of Operations sections below for the pretax impacts on our revenues and expenses attributable to unlocking and additional discussion of the drivers of the unlocking impact.
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
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of

AMERIPRISE FINANCIAL, INC.

hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Total net revenues	$2,886	$3,111	$9,067	$9,179
Less: Revenue attributable to CIEs	43	206	333	543
Less: Net realized gains (losses)	(10)	4	5	10
Less: Market impact on indexed universal life benefits	9	2	5	—
Less: Market impact of hedges on investments	(31)	—	(32)	—
Operating total net revenues	$2,875	$2,899	$8,756	$8,626

			Per Diluted Share
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net income	$352	$565
Less: Net income (loss) attributable to noncontrolling interests	(45)	145
Net income attributable to Ameriprise Financial	397	420	$2.17	$2.17
Less: Loss from discontinued operations, net of tax	—	—	—	—
Net income from continuing operations attributable to Ameriprise Financial	397	420	2.17	2.17
Add: Integration/restructuring charges, net of tax (1)	2	—	0.01	—
Add: Market impact on variable annuity guaranteed benefits, net of tax (1)	3	(5)	0.02	(0.03)
Add: Market impact on indexed universal life benefits, net of tax (1)	—	(5)	—	(0.03)
Add: Market impact of hedges on investments, net of tax (1)	20	—	0.11	—
Less: Net realized gains (losses), net of tax (1)	(7)	3	(0.04)	0.01
Operating earnings	$429	$407	$2.35	$2.10

Weighted average common shares outstanding:
Basic	180.4	190.3
Diluted	182.7	193.7
(1) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

			Per Diluted Share
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net income	$1,307	$1,547
Less: Net income attributable to noncontrolling interests	102	353
Net income attributable to Ameriprise Financial	1,205	1,194	$6.48	$6.08
Less: Loss from discontinued operations, net of tax	—	(1)	—	(0.01)
Net income from continuing operations attributable to Ameriprise Financial	1,205	1,195	6.48	6.09
Add: Integration/restructuring charges, net of tax (1)	3	—	0.02	—
Add: Market impact on variable annuity guaranteed benefits, net of tax (1)	48	40	0.26	0.20
Add: Market impact on indexed universal life benefits, net of tax (1)	1	(6)	—	(0.03)
Add: Market impact of hedges on investments, net of tax (1)	21	—	0.11	—
Less: Net realized gains, net of tax (1)	3	7	0.02	0.03
Operating earnings	$1,275	$1,222	$6.85	$6.23

Weighted average common shares outstanding:
Basic	183.5	192.8
Diluted	186.0	196.3
(1) Calculated using the statutory tax rate of 35%.
The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended September 30,
	2015	2014
	(in millions)
Net income attributable to Ameriprise Financial	$1,630	$1,490
Less: Loss from discontinued operations, net of tax	(1)	(3)
Net income from continuing operations attributable to Ameriprise Financial	1,631	1,493
Less: Adjustments (1)	(84)	(107)
Operating earnings	$1,715	$1,600

Total Ameriprise Financial, Inc. shareholders’ equity	$8,017	$8,310
Less: Accumulated other comprehensive income, net of tax	615	723
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	7,402	7,587
Less: Equity impacts attributable to CIEs	250	331
Operating equity	$7,152	$7,256

Return on equity from continuing operations, excluding AOCI	22.0%	19.7%
Operating return on equity, excluding AOCI (2)	24.0%	22.1%

(1)
Adjustments reflect the trailing twelve months’ sum of after-tax net realized investment gains/losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; and integration and restructuring charges. After-tax is calculated using the statutory tax rate of 35%.

(2)
Operating return on equity, excluding AOCI, is calculated using the trailing twelve months of earnings excluding the after-tax net realized investment gains/losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration/restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 35%.

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
The following table presents detail regarding our AUM and AUA:

	September 30,
	2015	2014	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$173.0	$168.7	$4.3	3%
Asset Management AUM	471.1	504.8	(33.7)	(7)
Corporate & Other AUM	0.7	0.9	(0.2)	(22)
Eliminations	(22.2)	(21.7)	(0.5)	(2)
Total Assets Under Management	622.6	652.7	(30.1)	(5)
Total Assets Under Administration	143.2	144.1	(0.9)	(1)
Total AUM and AUA	$765.8	$796.8	$(31.0)	(4)%
Total AUM decreased $30.1 billion, or 5%, to $622.6 billion as of September 30, 2015 compared to $652.7 billion as of September 30, 2014 reflecting a $33.7 billion decrease in Asset Management AUM driven by the negative impact of foreign currency translation, net outflows, market depreciation and retail fund distributions, and a $4.3 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows, partially offset by market depreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended September 30, 2015 and 2014
The following table presents our consolidated results of operations:

	Three Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$1,465	$1,483	$(18)	(1)%
Distribution fees	451	464	(13)	(3)
Net investment income	321	428	(107)	(25)
Premiums	360	351	9	3
Other revenues	296	392	(96)	(24)
Total revenues	2,893	3,118	(225)	(7)
Banking and deposit interest expense	7	7	—	—
Total net revenues	2,886	3,111	(225)	(7)
Expenses
Distribution expenses	806	813	(7)	(1)
Interest credited to fixed accounts	171	168	3	2
Benefits, claims, losses and settlement expenses	471	458	13	3
Amortization of deferred acquisition costs	133	116	17	15
Interest and debt expense	98	79	19	24
General and administrative expense	744	757	(13)	(2)
Total expenses	2,423	2,391	32	1
Income from continuing operations before income tax provision	463	720	(257)	(36)
Income tax provision	111	155	(44)	(28)
Income from continuing operations	352	565	(213)	(38)
Loss from discontinued operations, net of tax	—	—	—	—
Net income	352	565	(213)	(38)
Less: Net income (loss) attributable to noncontrolling interests	(45)	145	(190)	NM
Net income attributable to Ameriprise Financial	$397	$420	$(23)	(5)%
NM Not Meaningful.
Overall
Income from continuing operations before income tax provision decreased $257 million, or 36%, to $463 million for the three months ended September 30, 2015 compared to $720 million for the prior year period primarily reflecting a $190 million decrease in net income from CIEs, asset management net outflows, the unfavorable market impact of hedges on investments, higher life insurance claims, an increase in auto and home reserves, fixed annuity net outflows, a negative impact of foreign exchange, net realized investment losses of $10 million for the third quarter of 2015 compared to net realized investment gains of $4 million for the prior year period, and the impact on DAC and DSIC from actual versus expected market performance, partially offset by the favorable impact of unlocking, wrap account net inflows and lower compensation-related expense.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $5 million for the three months ended September 30, 2015 compared to a benefit of $9 million for the prior year period. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was an expense of $31 million for the third quarter of 2015 compared to an expense of $6 million for the prior year period primarily due to more unfavorable equity market returns compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Pretax Increase (Decrease)	2015	2014
	(in millions)
Premiums	$(3)	$—
Other revenues	8	(29)
Total revenues	5	(29)

Benefits, claims, losses and settlement expenses	(58)	6
Amortization of DAC	15	8
Total expenses	(43)	14
Total (1)	$48	$(43)
(1) Includes a $6 million net benefit related to the market impact on variable annuity guaranteed benefits and indexed universal life benefits for the three months ended September 30, 2015.
Net Revenues
Net revenues decreased $225 million, or 7%, to $2.9 billion for the three months ended September 30, 2015 compared to $3.1 billion for the prior year period primarily due to decreases in net investment income and other revenues.
Management and financial advice fees decreased $18 million, or 1%, to $1.5 billion for the three months ended September 30, 2015 compared to $1.5 billion for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM. Average AUM decreased $13.2 billion, or 2%, compared to the prior year period primarily due to asset management net outflows and the negative impact of foreign currency translation, partially offset by market appreciation and wrap account net inflows. See our discussion on the changes in AUM in our segment results of operations section.
Net investment income decreased $107 million, or 25%, to $321 million for the three months ended September 30, 2015 compared to $428 million for the prior year period primarily due to a $39 million decrease in net investment income of CIEs, a $19 million decrease in investment income on fixed maturities driven by low interest rates and a $31 million loss related to the market impact of hedges on investments. In addition, net realized investment losses were $10 million for the three months ended September 30, 2015 compared to net realized investment gains of $4 million for the prior year period.
Other revenues decreased $96 million, or 24%, to $296 million for the three months ended September 30, 2015 compared to $392 million for the prior year period due to a $124 million decrease in other revenues of CIEs, partially offset by the impact of unlocking. Other revenues for the third quarter of 2015 included an $8 million favorable impact from unlocking compared to a $29 million negative impact in the prior year period. The primary driver of the unlocking impact to other revenues for the third quarter of 2015 was a positive impact from model updates related to our indexed universal life product, partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year period was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses increased $32 million, or 1%, to $2.4 billion for the three months ended September 30, 2015 compared to $2.4 billion for the prior year period.
Interest credited to fixed accounts increased $3 million, or 2%, to $171 million for the three months ended September 30, 2015 compared to $168 million for the prior year period primarily due to the market impact on indexed universal life benefits, net of hedges, which was an expense of $4 million for the three months ended September 30, 2015 and a benefit of $7 million for the prior year period, partially offset by lower average fixed annuity account balances. Average fixed annuity account balances decreased $1.4 billion, or 12%, to $11.0 billion for the three months ended September 30, 2015 compared to the prior year period due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates.
Benefits, claims, losses and settlement expenses increased $13 million, or 3%, to $471 million for the three months ended September 30, 2015 compared to $458 million for the prior year period primarily reflecting the following items:

•
The three months ended September 30, 2015 included a $58 million benefit from unlocking compared to a $6 million expense in the prior year period. The unlocking impact for the third quarter of 2015 primarily reflected an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the continued low interest rate environment. The unlocking impact for the prior year

AMERIPRISE FINANCIAL, INC.

period reflected assumed interest rates, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption.

•
A $37 million increase in benefits, claims, losses and settlement expenses related to our auto and home business due to an increase in the provision for estimated losses reflecting the impact of growth in exposures from a 5% increase in policies in force, higher 2015 accident year loss ratio assumptions, and approximately $10 million in expense primarily related to deterioration in auto collision experience resulting from an increase in miles driven and lower salvage values, as well as losses associated with our travel insurance business and $5 million related to prior year catastrophe reserve development associated with hail storms from last year. Our travel accident program is a small program we piloted but did not meet our profitability targets. Therefore, we are in the process of exiting this product line. Catastrophe losses were $8 million for the three months ended September 30, 2015 compared to $14 million for the prior year period.

•	A $13 million decrease related to a long-term care (“LTC”) future loss reserve adjustment in the third quarter of 2015.

•
A $14 million increase in life insurance claims compared to the prior year period. Life insurance claims were higher in the third quarter of 2015 as a result of claims from several large, later duration policies that had limited reinsurance coverage. In addition, life insurance claims experience was favorable in the prior year period.

•
A $117 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $185 million for the third quarter of 2015 compared to a favorable impact of $68 million for the prior year period.

•
A $131 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $748 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $618 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $1 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were down more in the third quarter of 2015 than in the third quarter of 2014 resulting in a larger unfavorable change in the variable annuity guaranteed living benefits liability net of the corresponding change in hedge assets relative to the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an increase in expense in the third quarter of 2015 compared to a modest benefit for the prior year period.

•
Equity volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit in the third quarter of 2015 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Amortization of DAC increased $17 million, or 15%, to $133 million for the three months ended September 30, 2015 compared to $116 million for the prior year period. The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was an expense of $25 million for the third quarter of 2015 compared to an expense of $5 million for the prior year period primarily due to more unfavorable equity market returns compared to the prior year period.
Interest and debt expense increased $19 million, or 24%, to $98 million for the three months ended September 30, 2015 compared to $79 million for the prior year period primarily due to an increase in interest and debt expense of CIEs.
General and administrative expenses decreased $13 million, or 2%, to $744 million for the three months ended September 30, 2015 compared to $757 million for the prior year period primarily due to lower compensation-related expense, partially offset by a $13 million increase in expenses of CIEs.
Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 24.1% for the three months ended September 30, 2015 compared to 21.6% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 21.9% for the three months ended September 30, 2015 compared to 27.0% for the prior year period. The effective tax rates for the three months ended September 30, 2015 and 2014 were lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Three Months Ended September 30, 2015 and 2014
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP income from continuing operations before income tax provision. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2015	2014
	(in millions)
Advice & Wealth Management
Net revenues	$1,245	$1,210
Expenses	1,026	1,005
Operating earnings	$219	$205
Asset Management
Net revenues	$782	$839
Expenses	602	631
Operating earnings	$180	$208
Annuities
Net revenues	$632	$655
Expenses	456	527
Operating earnings	$176	$128
Protection
Net revenues	$586	$553
Expenses	561	487
Operating earnings	$25	$66
Corporate & Other
Net revenues	$(4)	$(1)
Expenses	38	52
Operating loss	$(42)	$(53)
The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

	Three Months Ended September 30,
Segment Pretax Operating Increase (Decrease)	2015		2014
	Annuities	Protection	Annuities	Protection
	(in millions)
Premiums	$—	$(3)	$—	$—
Other revenues	—	(5)	—	(29)
Total revenues	—	(8)	—	(29)

Benefits, claims, losses and settlement expenses	(61)	6	5	1
Amortization of DAC	(5)	10	17	(9)
Total expenses	(66)	16	22	(8)
Total	$66	$(24)	$(22)	$(21)

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
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2015	2014
	(in billions)
Beginning balance	$181.9	$167.8
Net flows	3.0	3.8
Market depreciation and other	(11.1)	(2.4)
Ending balance	$173.8	$169.2

Advisory wrap account assets ending balance (1)	$172.3	$168.2
Average advisory wrap account assets (2)	$177.7	$167.7

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets decreased $8.1 billion, or 4%, during the three months ended September 30, 2015 due to market depreciation and other of $11.1 billion, partially offset by net inflows of $3.0 billion. Average advisory wrap account assets increased $10.0 billion, or 6%, compared to the prior year period primarily due to net inflows.
The following table presents the changes in wrap account assets for the twelve months ended September 30:

	2015	2014
	(in billions)
Beginning balance	$169.2	$144.1
Net flows (1)	12.2	13.9
Market appreciation (depreciation) and other (1)	(7.6)	11.2
Ending balance	$173.8	$169.2

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

Wrap account assets increased $4.6 billion, or 3%, from the prior year period reflecting net inflows, partially offset by market depreciation.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$658	$621	$37	6%
Distribution fees	540	544	(4)	(1)
Net investment income	38	33	5	15
Other revenues	16	19	(3)	(16)
Total revenues	1,252	1,217	35	3
Banking and deposit interest expense	7	7	—	—
Total net revenues	1,245	1,210	35	3
Expenses
Distribution expenses	764	742	22	3
Interest and debt expense	2	1	1	NM
General and administrative expense	260	262	(2)	(1)
Total expenses	1,026	1,005	21	2
Operating earnings	$219	$205	$14	7%
NM Not Meaningful.
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $14 million, or 7%, to $219 million for the three months ended September 30, 2015 compared to $205 million for the prior year period primarily due to growth in wrap account assets and continued expense management. Pretax operating margin was 17.6% for the three months ended September 30, 2015 compared to 16.9% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $35 million, or 3%, to $1.2 billion for the three months ended September 30, 2015 compared to $1.2 billion for the prior year period primarily reflecting growth in wrap account assets. Operating net revenue per branded advisor increased to $127,000 for the three months ended September 30, 2015, up 2%, from $125,000 for the prior year period driven by asset growth. Total branded advisors were 9,814 at September 30, 2015 compared to 9,696 at September 30, 2014.
Management and financial advice fees increased $37 million, or 6%, to $658 million for the three months ended September 30, 2015 compared to $621 million for the prior year period driven by growth in wrap account assets. Average advisory wrap account assets increased $10.0 billion, or 6%, compared to the prior year period primarily due to net inflows. See our discussion of the changes in wrap account assets above.
Expenses
Total expenses increased $21 million, or 2%, to $1.0 billion for the three months ended September 30, 2015 compared to $1.0 billion for the prior year period due to a $22 million increase in distribution expenses driven by higher advisor compensation due to growth in wrap account assets.

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

AMERIPRISE FINANCIAL, INC.

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
From time to time, fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purpose of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $2 million for both the three months ended September 30, 2015 and 2014.
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of September 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2015	2014
Domestic Equity	Equal weighted	1 year	57%	66%
		3 year	65%	73%
		5 year	57%	54%
	Asset weighted	1 year	59%	62%
		3 year	72%	68%
		5 year	70%	60%

International Equity	Equal weighted	1 year	68%	73%
		3 year	73%	59%
		5 year	70%	60%
	Asset weighted	1 year	35%	87%
		3 year	42%	40%
		5 year	40%	38%

Taxable Fixed Income	Equal weighted	1 year	58%	44%
		3 year	59%	56%
		5 year	71%	59%
	Asset weighted	1 year	72%	66%
		3 year	82%	69%
		5 year	85%	70%

Tax Exempt Fixed Income	Equal weighted	1 year	94%	94%
		3 year	100%	94%
		5 year	100%	100%
	Asset weighted	1 year	99%	84%
		3 year	100%	84%
		5 year	100%	100%

Asset Allocation Funds	Equal weighted	1 year	90%	58%
		3 year	67%	64%
		5 year	88%	89%
	Asset weighted	1 year	100%	65%
		3 year	73%	75%
		5 year	97%	97%

AMERIPRISE FINANCIAL, INC.

Number of funds with 4 or 5 Morningstar star ratings	Overall	51	54
	3 year	52	48
	5 year	44	46

Percent of funds with 4 or 5 Morningstar star ratings	Overall	50%	51%
	3 year	51%	46%
	5 year	46%	47%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	58%	56%
	3 year	57%	38%
	5 year	54%	52%
Mutual fund performance rankings are based on the performance of Class Z fund shares for Columbia branded mutual funds. Only funds with Class Z shares are included. In instances where a fund’s Class Z share does not have a full five year track record (prior to September 30, 2015), performance for an older share class of the same fund, typically Class A shares, is utilized for the period before Class Z shares were launched. No adjustments to the historical track records are made to account for differences in fund expenses between share classes of a fund. Starting September 30, 2015, legacy RiverSource funds have reached 5 years of Z share performance and will not be appended. Historical rankings will continue to be appended.
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2015	2014
Equity	Equal weighted	1 year	71%	62%
		3 year	74%	73%
		5 year	84%	84%
	Asset weighted	1 year	67%	57%
		3 year	68%	61%
		5 year	93%	84%

Fixed Income	Equal weighted	1 year	56%	70%
		3 year	68%	74%
		5 year	71%	62%
	Asset weighted	1 year	66%	65%
		3 year	69%	62%
		5 year	59%	49%

Allocation (Managed) Funds	Equal weighted	1 year	63%	63%
		3 year	86%	83%
		5 year	83%	67%
	Asset weighted	1 year	73%	51%
		3 year	93%	93%
		5 year	93%	55%
The performance of each fund is measured on a consistent basis against the most appropriate benchmark — a peer group of similar funds or an index.

AMERIPRISE FINANCIAL, INC.

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
The following table presents ending balances and average managed assets:

					Average(1)
	September 30,				Three Months Ended September 30,
	2015	2014	Change		2015	2014	Change
	(in billions)
Columbia managed assets	$336.2	$357.6	$(21.4)	(6)%	$349.3	$361.2	$(11.9)	(3)%
Threadneedle managed assets	139.2	150.4	(11.2)	(7)	147.0	155.1	(8.1)	(5)
Less: Sub-advised eliminations	(4.3)	(3.2)	(1.1)	(34)	(5.3)	(3.3)	(2.0)	(61)
Total managed assets	$471.1	$504.8	$(33.7)	(7)%	$491.0	$513.0	$(22.0)	(4)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Three Months Ended September 30,
	2015	2014	Change
	(in billions)
Columbia managed asset net flows	$(5.0)	$(2.3)	$(2.7)	NM
Threadneedle managed asset net flows	(3.6)	(1.9)	(1.7)	(89)%
Less: Sub-advised eliminations	1.2	0.1	1.1	NM
Total managed asset net flows	$(7.4)	$(4.1)	$(3.3)	(80)%
NM Not Meaningful.
The following table presents managed assets by type:

					Average(1)
	September 30,				Three Months Ended September 30,
	2015	2014	Change		2015	2014	Change
	(in billions)
Equity	$248.9	$277.3	$(28.4)	(10)%	$266.2	$284.1	$(17.9)	(6)%
Fixed income	184.7	194.6	(9.9)	(5)	187.3	196.1	(8.8)	(4)
Money market	6.5	6.6	(0.1)	(2)	6.7	6.5	0.2	3
Alternative	8.3	7.0	1.3	19	7.9	7.1	0.8	11
Hybrid and other	22.7	19.3	3.4	18	22.9	19.2	3.7	19
Total managed assets	$471.1	$504.8	$(33.7)	(7)%	$491.0	$513.0	$(22.0)	(4)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Three Months Ended September 30,
	2015	2014
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$234.8	$243.8
Mutual fund inflows	7.9	9.1
Mutual fund outflows	(12.4)	(12.0)
Net VP/VIT fund flows	(0.2)	(0.2)
Net new flows	(4.7)	(3.1)
Reinvested dividends	0.6	0.6
Net flows	(4.1)	(2.5)
Distributions	(0.7)	(0.7)
Market depreciation and other	(14.1)	(3.5)
Total ending assets	215.9	237.1

Institutional
Beginning assets	81.3	77.6
Inflows	4.4	5.5
Outflows	(5.7)	(5.2)
Net flows	(1.3)	0.3
Market appreciation (depreciation) and other	(2.7)	0.1
Total ending assets	77.3	78.0

Alternative
Beginning assets	7.3	6.4
Inflows	0.7	—
Outflows	(0.3)	(0.1)
Net flows	0.4	(0.1)
Market depreciation and other	(0.1)	(0.1)
Total ending assets	7.6	6.2
Affiliated General Account Assets	35.4	36.3
Total Columbia managed assets	$336.2	$357.6
Total Columbia net flows	$(5.0)	$(2.3)

AMERIPRISE FINANCIAL, INC.

	Three Months Ended September 30,
	2015	2014
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$48.9	$52.1
Mutual fund inflows	4.0	4.9
Mutual fund outflows	(5.2)	(5.9)
Net new flows	(1.2)	(1.0)
Reinvested dividends	—	—
Net flows	(1.2)	(1.0)
Distributions	(0.1)	(0.1)
Market depreciation	(1.4)	(0.4)
Foreign currency translation (1)	(1.8)	(2.4)
Other	0.1	0.1
Total ending assets	44.5	48.3

Institutional
Beginning assets	101.2	105.3
Inflows	1.9	1.8
Outflows	(4.3)	(2.7)
Net flows	(2.4)	(0.9)
Market appreciation (depreciation)	(1.7)	1.2
Foreign currency translation (1)	(3.7)	(4.9)
Other	0.6	0.7
Total ending assets	94.0	101.4

Alternative
Beginning assets	0.6	0.7
Other	0.1	—
Total ending assets	0.7	0.7
Total Threadneedle managed assets	$139.2	$150.4
Total Threadneedle net flows	$(3.6)	$(1.9)
(1) Amounts represent British Pound to US dollar conversion.
Total segment AUM decreased $32.0 billion, or 6%, during the three months ended September 30, 2015 driven by market depreciation, net outflows and a negative impact of foreign currency translation. Total segment AUM net outflows were $7.4 billion for the three months ended September 30, 2015. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia managed assets decreased $22.3 billion, or 6%, during the three months ended September 30, 2015 primarily due to market depreciation and net outflows. Columbia retail funds decreased $18.9 billion, or 8%, during the three months ended September 30, 2015 primarily due to market depreciation and net outflows. Columbia retail net outflows of $4.1 billion during the third quarter of 2015 included $1.3 billion related to a client’s decision to exit its portfolio due to asset allocation and $0.5 billion of outflows from a former parent affiliated distribution relationship. We expect outflows in former parent affiliated assets to continue in the fourth quarter with additional outflows in low-fee common trust funds given U.S. Trust’s decision to manage a portion of these fixed income products in house. Underlying Columbia retail outflows were largely driven by $1.6 billion of outflows from the Columbia Acorn Fund as well as market volatility in the quarter that decreased investor demand. Outflows from the Columbia Acorn Fund have

AMERIPRISE FINANCIAL, INC.

persisted and while investment performance has improved year to date, in the near term we expect that outflows may continue. Columbia institutional AUM decreased $4.0 billion, or 5%, during the three months ended September 30, 2015 due to market depreciation of $2.7 billion and net outflows of $1.3 billion primarily reflecting outflows from former parent affiliated distribution and former parent influenced mandates.
Threadneedle managed assets decreased $11.5 billion, or 8%, during the three months ended September 30, 2015 primarily due to a $5.5 billion negative impact of foreign currency translation, market depreciation of $3.1 billion and net outflows of $3.6 billion. Threadneedle retail funds decreased $4.4 billion, or 9%, during the three months ended September 30, 2015 due to a $1.8 billion negative impact of foreign currency translation, market depreciation of $1.4 billion and net outflows of $1.2 billion. Threadneedle institutional AUM decreased $7.2 billion, or 7%, during the three months ended September 30, 2015 primarily due to a $3.7 billion negative impact of foreign currency translation, market depreciation of $1.7 billion and net outflows of $2.4 billion. Threadneedle institutional net outflows during the third quarter of 2015 included outflows of $0.8 billion from legacy insurance assets and $2.0 billion related to a client’s decision to exit its portfolio due to specific liquidity needs, partially offset by new third party mandates.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$656	$706	$(50)	(7)%
Distribution fees	123	124	(1)	(1)
Net investment income	1	7	(6)	(86)
Other revenues	2	2	—	—
Total revenues	782	839	(57)	(7)
Banking and deposit interest expense	—	—	—	—
Total net revenues	782	839	(57)	(7)
Expenses
Distribution expenses	270	288	(18)	(6)
Amortization of deferred acquisition costs	4	4	—	—
Interest and debt expense	6	6	—	—
General and administrative expense	322	333	(11)	(3)
Total expenses	602	631	(29)	(5)
Operating earnings	$180	$208	$(28)	(13)%
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $28 million, or 13%, to $180 million for the three months ended September 30, 2015 compared to $208 million for the prior year period due to net outflows, a $10 million negative impact of foreign exchange, and a $9 million decrease from lower performance fees, partially offset by equity market appreciation and continued expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $57 million, or 7%, to $782 million for the three months ended September 30, 2015 compared to $839 million for the prior year period primarily due to a decrease in management and financial advice fees.
Management and financial advice fees decreased $50 million, or 7%, to $656 million for the three months ended September 30, 2015 compared to $706 million for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM, a $13 million negative impact of foreign exchange, and a $9 million decrease in performance fees. Average AUM decreased $22.0 billion, or 4%, compared to the prior year period primarily due to net outflows and the negative impact of foreign currency translation, partially offset by market appreciation.
Expenses
Total expenses decreased $29 million, or 5%, to $602 million for the three months ended September 30, 2015 compared to $631 million for the prior year period due to an $18 million decrease in distribution expenses from lower retail fund assets and an $11 million decrease in general and administrative expense due to lower compensation-related costs.

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
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$187	$191	$(4)	(2)%
Distribution fees	91	91	—	—
Net investment income	208	235	(27)	(11)
Premiums	25	26	(1)	(4)
Other revenues	121	112	9	8
Total revenues	632	655	(23)	(4)
Banking and deposit interest expense	—	—	—	—
Total net revenues	632	655	(23)	(4)
Expenses
Distribution expenses	111	110	1	1
Interest credited to fixed accounts	125	136	(11)	(8)
Benefits, claims, losses and settlement expenses	89	136	(47)	(35)
Amortization of deferred acquisition costs	66	78	(12)	(15)
Interest and debt expense	10	9	1	11
General and administrative expense	55	58	(3)	(5)
Total expenses	456	527	(71)	(13)
Operating earnings	$176	$128	$48	38%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $48 million, or 38%, to $176 million for the three months ended September 30, 2015 compared to $128 million for the prior year period primarily due to the impact of unlocking, partially offset by the impact on DAC and DSIC from actual versus expected market performance and the negative impact from lower invested assets due to fixed annuity net outflows. The impact of unlocking was an increase to pretax operating income of $66 million for the third quarter of 2015 compared to a decrease of $22 million for the prior year period. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was an expense of $29 million for the third quarter of 2015 compared to an expense of $6 million for the prior year period primarily due to more unfavorable equity market returns compared to the prior year period.
RiverSource variable annuity account balances decreased 4% to $72.8 billion at September 30, 2015 compared to the prior year period due to net outflows of $1.4 billion and market depreciation.
RiverSource fixed annuity account balances declined 12% to $10.9 billion at September 30, 2015 compared to the prior year period reflecting limited new sales from low interest rates and higher lapse rates related to the re-pricing of the five-year guarantee block during 2014, a portion of which came out of its surrender charge period earlier in 2015. The change in crediting rates decreased the level of spread compression in both periods.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $23 million, or 4%, to $632 million for the three months ended September 30, 2015 compared to $655 million for the prior year period primarily due to lower net investment income.
Net investment income, which excludes net realized investment gains or losses, decreased $27 million, or 11%, to $208 million for the three months ended September 30, 2015 compared to $235 million for the prior year period primarily reflecting lower invested assets due to fixed annuity net outflows.
Other revenues increased $9 million, or 8%, to $121 million for the three months ended September 30, 2015 compared to $112 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, decreased $71 million, or 13%, to $456 million for the three months ended September 30, 2015 compared to $527 million for the prior year period primarily due to the impact of unlocking and a decrease in interested credited to fixed accounts, partially offset by the impact on DAC and DSIC from actual versus expected market performance.
Interest credited to fixed accounts decreased $11 million, or 8%, to $125 million for the three months ended September 30, 2015 compared to $136 million for the prior year period driven by lower average fixed annuity account balances. Average fixed annuity account balances decreased $1.4 billion, or 12%, to $11.0 billion for the three months ended September 30, 2015 compared to the prior year period due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, decreased $47 million, or 35%, to $89 million for the three months ended September 30, 2015 compared to $136 million for the prior year period primarily reflecting the following items:

•
Benefits, claims, losses and settlement expenses for the third quarter of 2015 included a $61 million benefit from unlocking primarily reflecting an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the continued low interest rate environment. Benefits, claims, losses and settlement expenses for the third quarter of 2014 included a $5 million expense from unlocking primarily reflecting assumed interest rates, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption.

•
A $4 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
A $5 million increase in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance. This impact was an expense of $6 million for the third quarter of 2015 compared to an expense of $1 million for the prior year period primarily due to more unfavorable equity market returns compared to the prior year period.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits and the DAC offset to net realized investment gains or losses, decreased $12 million, or 15%, to $66 million for the three months ended September 30, 2015 compared to $78 million for the prior year period due to the impact of unlocking, partially offset by the impact on DAC from actual versus expected market performance based on our view of bond and equity performance. Amortization of DAC for the third quarter of 2015 included a $5 million benefit from unlocking primarily driven by improved persistency that more than offset the difference between our previously assumed interest rates versus the continued low interest rate environment. Amortization of DAC for the third quarter of 2014 included a $17 million expense from unlocking primarily driven by assumed interest rates, partially offset by favorable persistency and mortality experience and a benefit from updating our variable annuity living benefit withdrawal utilization assumption. The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was an expense of $23 million for the third quarter of 2015 compared to an expense of $5 million for the prior year period primarily due to more unfavorable equity market returns compared to the prior year period.

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

AMERIPRISE FINANCIAL, INC.

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
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$14	$14	$—	—%
Distribution fees	24	24	—	—
Net investment income	118	111	7	6
Premiums	339	329	10	3
Other revenues	91	75	16	21
Total revenues	586	553	33	6
Banking and deposit interest expense	—	—	—	—
Total net revenues	586	553	33	6
Expenses
Distribution expenses	12	14	(2)	(14)
Interest credited to fixed accounts	42	39	3	8
Benefits, claims, losses and settlement expenses	384	338	46	14
Amortization of deferred acquisition costs	50	26	24	92
Interest and debt expense	9	6	3	50
General and administrative expense	64	64	—	—
Total expenses	561	487	74	15
Operating earnings	$25	$66	$(41)	(62)%
Our Protection segment pretax operating income, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $41 million, or 62%, to $25 million for the three months ended September 30, 2015 compared to $66 million for the prior year period primarily due to higher auto and home losses, higher life insurance claims and an $11 million unfavorable impact related to a life reinsurance premium correction in the third quarter of 2015, partially offset by a $13 million favorable impact related to a LTC future loss reserve adjustment in the third quarter of 2015.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $33 million, or 6%, to $586 million for the three months ended September 30, 2015 compared to $553 million for the prior year period primarily due to the impact of unlocking and growth in auto and home premiums, partially offset by a $13 million unfavorable impact related to a life reinsurance premium correction in the third quarter of 2015.
Premiums increased $10 million, or 3%, to $339 million for the three months ended September 30, 2015 compared to $329 million for the prior year period due to a 5% increase in auto and home policies in force, partially offset by a $4 million unfavorable impact related to a life reinsurance premium correction in the third quarter of 2015.
Other revenues, which exclude the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits and the unearned revenue amortization and the reinsurance accrual offset to net realized investment gains or losses, increased $16 million, or 21%, to $91 million for the three months ended September 30, 2015 compared to $75 million for the prior year period due to the impact of unlocking, partially offset by a $9 million unfavorable impact related to a life reinsurance premium correction in the third quarter of 2015. Other revenues for the third quarter of 2015 included a $5 million negative impact from unlocking compared to a $29 million negative impact in the prior year period. The primary driver of the unlocking impact to other revenues for both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization)and the DAC offset to net realized investment gains or losses, increased $74 million, or 15%, to $561 million for the three months ended September 30, 2015 compared to $487 million for the prior year period primarily due to the impact of unlocking, higher life insurance claims and an increase in auto and home reserves.
Benefits, claims, losses and settlement expenses increased $46 million, or 14%, to $384 million for the three months ended September 30, 2015 compared to $338 million for the prior year period primarily due to an increase in auto and home reserves and a $14 million increase in life insurance claims, partially offset by a $13 million decrease related to a LTC future loss reserve adjustment in the third quarter of 2015. Life insurance claims were higher in the third quarter of 2015 as a result of claims from several large, later duration policies that had limited reinsurance coverage. In addition, life insurance claims experience was favorable in the prior year period. Benefits, claims, losses and settlement expenses related to our auto and home business increased $37 million due to an increase in the provision for estimated losses reflecting the impact of growth in exposures from a 5% increase in policies in force, higher 2015 accident year loss ratio assumptions, and approximately $10 million in expense primarily related to deterioration in auto collision experience resulting from an increase in miles driven and lower salvage values, as well as losses associated with our travel insurance business and $5 million related to prior year catastrophe reserve development associated with hail storms from last year. Catastrophe losses were $8 million for the three months ended September 30, 2015 compared to $14 million for the prior year period.
Amortization of DAC, which excludes the DAC offset to the market impact on indexed universal life benefits and the DAC offset to net realized investment gains or losses, increased $24 million, or 92%, to $50 million for the three months ended September 30, 2015 compared to $26 million for the prior year period primarily due to the impact of unlocking. Amortization of DAC for the third quarter of 2015 included a $10 million expense from unlocking primarily driven by the difference between our previously assumed interest rates versus the continued low interest rate environment. Amortization of DAC for the third quarter of 2014 included a $9 million benefit from unlocking.

Corporate & Other
Our Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes revenues and expenses of CIEs, which are excluded on an operating basis.
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Net investment loss	$(5)	$(3)	$(2)	(67)%
Other revenues	1	2	(1)	(50)
Total revenues	(4)	(1)	(3)	NM
Banking and deposit interest expense	—	—	—	—
Total net revenues	(4)	(1)	(3)	NM
Expenses
Distribution expense	—	1	(1)	NM
Interest and debt expense	3	3	—	—
General and administrative expense	35	48	(13)	(27)
Total expenses	38	52	(14)	(27)
Operating loss	$(42)	$(53)	$11	21%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss decreased $11 million, or 21%, to $42 million for the three months ended September 30, 2015 compared to $53 million for the prior year period due to a $13 million decrease in general and administrative expense primarily due to lower compensation-related costs.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Nine Months Ended September 30, 2015 and 2014
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$4,451	$4,321	$130	3%
Distribution fees	1,389	1,410	(21)	(1)
Net investment income	1,228	1,332	(104)	(8)
Premiums	1,081	1,026	55	5
Other revenues	939	1,111	(172)	(15)
Total revenues	9,088	9,200	(112)	(1)
Banking and deposit interest expense	21	21	—	—
Total net revenues	9,067	9,179	(112)	(1)
Expenses
Distribution expenses	2,460	2,409	51	2
Interest credited to fixed accounts	503	529	(26)	(5)
Benefits, claims, losses and settlement expenses	1,547	1,414	133	9
Amortization of deferred acquisition costs	302	281	21	7
Interest and debt expense	271	237	34	14
General and administrative expense	2,288	2,320	(32)	(1)
Total expenses	7,371	7,190	181	3
Income from continuing operations before income tax provision	1,696	1,989	(293)	(15)
Income tax provision	389	441	(52)	(12)
Income from continuing operations	1,307	1,548	(241)	(16)
Loss from discontinued operations, net of tax	—	(1)	1	NM
Net income	1,307	1,547	(240)	(16)
Less: Net income attributable to noncontrolling interests	102	353	(251)	(71)
Net income attributable to Ameriprise Financial	$1,205	$1,194	$11	1%
NM Not Meaningful.
Income from continuing operations before income tax provision decreased $293 million, or 15%, to $1.7 billion for the nine months ended September 30, 2015 compared to $2.0 billion for the prior year period primarily reflecting a $251 million decrease in net income from CIEs, a $40 million benefit in the prior year period from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds compared to a $6 million benefit for the current period, higher life insurance claims, an increase in auto and home reserves, fixed annuity net outflows, a negative impact of foreign exchange, asset management net outflows, the unfavorable market impact of hedges on investments and the impact on DAC and DSIC from actual versus expected market performance, partially offset by the favorable impact of unlocking, wrap account net inflows, market appreciation and lower compensation-related expense.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $75 million for the nine months ended September 30, 2015 compared to an expense of $60 million for the prior year period. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was an expense of $25 million for the nine months ended September 30, 2015 reflecting unfavorable equity market returns compared to a benefit of $18 million for the prior year period reflecting favorable equity market returns and bond fund returns.
See the table of total pretax impacts on our revenues and expenses attributable to unlocking within our Consolidated Results of Operations for the nine months ended September 30, 2015.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues decreased $112 million, or 1%, to $9.1 billion for the nine months ended September 30, 2015 compared to $9.2 billion for the prior year period primarily due to decreases in net investment income and other revenues, partially offset by increases in management and financial advice fees and premiums.
Management and financial advice fees increased $130 million, or 3%, to $4.5 billion for the nine months ended September 30, 2015 compared to $4.3 billion for the prior year period primarily due to higher asset-based fees driven by an increase in average AUM. Average AUM increased $9.6 billion, or 1%, compared to the prior year period primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows and the negative impact of foreign currency translation. See our discussion on the changes in AUM in our segment results of operations section.
Net investment income decreased $104 million, or 8%, to $1.2 billion for the nine months ended September 30, 2015 compared to $1.3 billion for the prior year period primarily due to a $59 million decrease in investment income on fixed maturities due to low interest rates and a decrease in invested assets, a $32 million loss related to the market impact of hedges on investments and a $5 million decrease in net realized investment gains.
Premiums increased $55 million, or 5%, to $1.1 billion for the nine months ended September 30, 2015 compared to $1.0 billion for the prior year period due to a 5% increase in auto and home policies in force.
Other revenues decreased $172 million, or 15%, to $939 million for the nine months ended September 30, 2015 compared to $1.1 billion for the prior year period due to a $227 million decrease in other revenues of CIEs, partially offset by the impact of unlocking and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates. Other revenues for the nine months ended September 30, 2015 included an $8 million favorable impact from unlocking compared to a $29 million negative impact in the prior year period. The primary driver of the unlocking impact to other revenues for the nine months ended September 30, 2015 was a positive impact from model updates related to our indexed universal life product, partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year period was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses increased $181 million, or 3%, to $7.4 billion for the nine months ended September 30, 2015 compared to $7.2 billion for the prior year period primarily due to increases in distribution expenses and benefits, claims, losses and settlement expenses.
Distribution expenses increased $51 million, or 2%, to $2.5 billion for the nine months ended September 30, 2015 compared to $2.4 billion for the prior year period driven by higher advisor compensation due to growth in assets under management. See our discussion on the changes in AUM in our segment results of operations section.
Interest credited to fixed accounts decreased $26 million, or 5%, to $503 million for the nine months ended September 30, 2015 compared to $529 million for the prior year period primarily due to lower average fixed annuity account balances, partially offset by the market impact on indexed universal life benefits, net of hedges, which was an expense of $5 million for the nine months ended September 30, 2015 and a benefit of $8 million for the prior year period. Average fixed annuity account balances decreased $1.3 billion, or 10%, to $11.5 billion for the nine months ended September 30, 2015 compared to the prior year period due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates.
Benefits, claims, losses and settlement expenses increased $133 million, or 9%, to $1.5 billion for the nine months ended September 30, 2015 compared to $1.4 billion for the prior year period primarily reflecting the following items:

•
The nine months ended September 30, 2015 included a $58 million benefit from unlocking compared to a $6 million expense in the prior year period. The unlocking impact for the nine months ended September 30, 2015 primarily reflected an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the continued low interest rate environment. The unlocking impact for the prior year period reflected assumed interest rates, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption.

•
An $83 million increase in benefits, claims, losses and settlement expenses related to our auto and home business due to an increase in the provision for estimated losses reflecting the impact of growth in exposures from a 5% increase in policies in force, higher 2015 accident year loss ratio assumptions, and approximately $10 million in expense primarily related to deterioration in auto collision experience resulting from an increase in miles driven and lower salvage values, as well as losses of $6 million associated with our travel insurance business and $8 million related to prior year catastrophe reserve development associated with hail storms from last year. Auto and home losses for the prior year period included a $30 million impact related to an increase to prior accident year loss reserves and $11 million from non-catastrophe weather-related losses in the first quarter

AMERIPRISE FINANCIAL, INC.

of 2014. Catastrophe losses were $65 million for the nine months ended September 30, 2015 compared to $56 million for the prior year period.

•
A $13 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expenses compared to the prior year period due to a $48 million benefit for the nine months ended September 30, 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $7 million benefit for the nine months ended September 30, 2015.

•	A $20 million increase in life insurance claims compared to the prior year period.

•
A $9 million increase in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance. This impact was an expense of $5 million for the nine months ended September 30, 2015 reflecting unfavorable equity market returns compared to a benefit of $4 million for the prior year period reflecting favorable equity market returns and bond fund returns.

•
An $88 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $166 million for the nine months ended September 30, 2015 compared to a favorable impact of $78 million for the prior year period.

•
A $101 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $197 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $99 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $3 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in higher expense in the 2015 period compared to the 2014 period.

•
Equity markets generally decreased in the 2015 period resulting in an unfavorable change in the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets whereas equity markets generally increased in the 2014 period resulting in a favorable change.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Amortization of DAC increased $21 million, or 7%, to $302 million for the nine months ended September 30, 2015 compared to $281 million for the prior year period. The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was an expense of $20 million for the nine months ended September 30, 2015 reflecting unfavorable equity market returns compared to a benefit of $14 million for the prior year period reflecting favorable equity market returns and bond fund returns. Amortization of DAC for the nine months ended September 30, 2015 included a favorable impact compared to the prior year period from higher than expected persistency on variable annuity business and lower expected amortization on fixed annuities due to the decline in the size of the block.
Interest and debt expense increased $34 million, or 14%, to $271 million for the nine months ended September 30, 2015 compared to $237 million for the prior year period primarily due to an increase in interest and debt expense of CIEs.
General and administrative expenses decreased $32 million, or 1%, to $2.3 billion for the nine months ended September 30, 2015 compared to $2.3 billion for the prior year period primarily due to lower compensation-related expense, an $18 million positive impact of foreign exchange and provisions for regulatory reserves in the second quarter of 2014, partially offset by a $10 million increase in expenses of CIEs.
Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 23.0% for the nine months ended September 30, 2015 compared to 22.2% for the prior year period. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 24.4% for the nine months ended September 30, 2015 compared to 26.9% for the prior year period. The effective tax rates for the nine months ended September 30, 2015 and 2014 were lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Nine Months Ended September 30, 2015 and 2014
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Advice & Wealth Management
Net revenues	$3,747	$3,557
Expenses	3,098	2,977
Operating earnings	$649	$580
Asset Management
Net revenues	$2,421	$2,490
Expenses	1,853	1,900
Operating earnings	$568	$590
Annuities
Net revenues	$1,914	$1,942
Expenses	1,416	1,468
Operating earnings	$498	$474
Protection
Net revenues	$1,776	$1,687
Expenses	1,628	1,471
Operating earnings	$148	$216
Corporate & Other
Net revenues	$(12)	$3
Expenses	149	186
Operating loss	$(161)	$(183)
See the table of total pretax impacts on our revenues and expenses attributable to unlocking within our Results of Operations by Segment for the three months ended September 30, 2015.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2015	2014
	(in billions)
Beginning balance	$174.7	$153.5
Net flows (1)	9.1	11.1
Market appreciation (depreciation) and other (1)	(10.0)	4.6
Ending balance	$173.8	$169.2

Advisory wrap account assets ending balance (2)	$172.3	$168.2
Average advisory wrap account assets (3)	$177.9	$161.2

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

AMERIPRISE FINANCIAL, INC.

Wrap account assets decreased $0.9 billion, or 1%, during the nine months ended September 30, 2015 due to market depreciation and other of $10.0 billion, partially offset by net inflows of $9.1 billion. Average advisory wrap account assets increased $16.7 billion, or 10%, compared to the prior year period due to net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Nine Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$1,961	$1,780	$181	10%
Distribution fees	1,644	1,642	2	—
Net investment income	108	101	7	7
Other revenues	55	55	—	—
Total revenues	3,768	3,578	190	5
Banking and deposit interest expense	21	21	—	—
Total net revenues	3,747	3,557	190	5
Expenses
Distribution expenses	2,304	2,183	121	6
Interest and debt expense	6	5	1	20
General and administrative expense	788	789	(1)	—
Total expenses	3,098	2,977	121	4
Operating earnings	$649	$580	$69	12%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $69 million, or 12%, to $649 million for the nine months ended September 30, 2015 compared to $580 million for the prior year period primarily due to growth in wrap account assets and continued expense management. Pretax operating margin was 17.3% for the nine months ended September 30, 2015 compared to 16.3% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $190 million, or 5%, to $3.7 billion for the nine months ended September 30, 2015 compared to $3.6 billion for the prior year period primarily reflecting growth in wrap account assets. Operating net revenue per branded advisor increased to $385,000 for the nine months ended September 30, 2015, up 5%, from $367,000 for the prior year period driven by asset growth.
Management and financial advice fees increased $181 million, or 10%, to $2.0 billion for the nine months ended September 30, 2015 compared to $1.8 billion for the prior year period driven by growth in wrap account assets. Average advisory wrap account assets increased $16.7 billion, or 10%, compared to the prior year period due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
Expenses
Total expenses increased $121 million, or 4%, to $3.1 billion for the nine months ended September 30, 2015 compared to $3.0 billion for the prior year period due to a $121 million increase in distribution expenses driven by higher advisor compensation due to growth in wrap account assets.

AMERIPRISE FINANCIAL, INC.

Asset Management
In aggregate, we voluntarily waived fees of $6 million and $8 million for the nine months ended September 30, 2015 and 2014, respectively. See our discussion on fee waivers within our Asset Management Results of Operations for the nine months ended September 30, 2015.
The following table presents ending balances and average managed assets:

					Average(1)
	September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
	(in billions)
Columbia managed assets	$336.2	$357.6	$(21.4)	(6)%	$357.8	$358.6	$(0.8)	—%
Threadneedle managed assets	139.2	150.4	(11.2)	(7)	148.7	151.5	(2.8)	(2)
Less: Sub-advised eliminations	(4.3)	(3.2)	(1.1)	(34)	(5.1)	(3.4)	(1.7)	(50)
Total managed assets	$471.1	$504.8	$(33.7)	(7)%	$501.4	$506.7	$(5.3)	(1)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Nine Months Ended September 30,
	2015	2014	Change
	(in billions)
Columbia managed asset net flows	$(8.5)	$(4.8)	$(3.7)	(77)%
Threadneedle managed asset net flows	(5.5)	1.1	(6.6)	NM
Less: Sub-advised eliminations	(1.2)	0.1	(1.3)	NM
Total managed asset net flows	$(15.2)	$(3.6)	$(11.6)	NM
NM Not Meaningful.
The following table presents managed assets by type:

					Average(1)
	September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
	(in billions)
Equity	$248.9	$277.3	$(28.4)	(10)%	$274.7	$279.0	$(4.3)	(2)%
Fixed income	184.7	194.6	(9.9)	(5)	190.7	196.3	(5.6)	(3)
Money market	6.5	6.6	(0.1)	(2)	6.6	6.6	—	—
Alternative	8.3	7.0	1.3	19	7.7	6.9	0.8	12
Hybrid and other	22.7	19.3	3.4	18	21.7	17.9	3.8	21
Total managed assets	$471.1	$504.8	$(33.7)	(7)%	$501.4	$506.7	$(5.3)	(1)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following tables present the changes in Columbia and Threadneedle managed assets:

	Nine Months Ended September 30,
	2015	2014
	(in billions)
Columbia Managed Assets Rollforward
Retail Funds
Beginning assets	$237.7	$239.4
Mutual fund inflows	25.9	26.4
Mutual fund outflows	(37.6)	(34.6)
Net VP/VIT fund flows	(0.6)	(0.6)
Net new flows	(12.3)	(8.8)
Reinvested dividends	4.6	4.4
Net flows	(7.7)	(4.4)
Distributions	(5.5)	(5.3)
Market appreciation (depreciation) and other	(8.6)	7.4
Total ending assets	215.9	237.1

Institutional
Beginning assets	80.7	75.6
Inflows	14.4	14.6
Outflows	(16.2)	(15.5)
Net flows	(1.8)	(0.9)
Market appreciation (depreciation) and other	(1.6)	3.3
Total ending assets	77.3	78.0

Alternative
Beginning assets	6.7	5.6
Inflows	1.5	1.1
Outflows	(0.5)	(0.6)
Net flows	1.0	0.5
Market appreciation (depreciation) and other	(0.1)	0.1
Total ending assets	7.6	6.2
Affiliated General Account Assets	35.4	36.3
Total Columbia managed assets	$336.2	$357.6
Total Columbia net flows	$(8.5)	$(4.8)

AMERIPRISE FINANCIAL, INC.

	Nine Months Ended September 30,
	2015	2014
	(in billions)
Threadneedle Managed Assets Rollforward
Retail Funds
Beginning assets	$46.5	$50.6
Mutual fund inflows	15.1	17.7
Mutual fund outflows	(15.1)	(19.7)
Net new flows	—	(2.0)
Reinvested dividends	0.1	0.1
Net flows	0.1	(1.9)
Distributions	(0.4)	(0.4)
Market depreciation	(0.8)	—
Foreign currency translation (1)	(1.1)	(0.8)
Other (2)	0.2	0.8
Total ending assets	44.5	48.3

Institutional
Beginning assets	100.7	96.1
Inflows	6.9	11.5
Outflows	(12.5)	(8.4)
Net flows	(5.6)	3.1
Market appreciation (depreciation)	(0.9)	1.8
Foreign currency translation (1)	(2.5)	(1.8)
Other	2.3	2.2
Total ending assets	94.0	101.4

Alternative
Beginning assets	0.7	0.8
Inflows	—	—
Outflows	—	(0.1)
Net flows	—	(0.1)
Total ending assets	0.7	0.7
Total Threadneedle managed assets	$139.2	$150.4
Total Threadneedle net flows	$(5.5)	$1.1
(1) Amounts represent British Pound to US dollar conversion. (2) Other for Q2 2015 includes $(0.5) billion related to the sale of the Multi-Manager business.
Total segment AUM decreased $34.5 billion, or 7%, during the nine months ended September 30, 2015 driven by market depreciation, net outflows and a negative impact of foreign currency translation. Total segment AUM net outflows were $15.2 billion for the nine months ended September 30, 2015. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia managed assets decreased $25.0 billion, or 7%, during the nine months ended September 30, 2015 primarily due to market depreciation, net outflows and retail fund distributions. Columbia retail funds decreased $21.8 billion, or 9%, during the nine months ended September 30, 2015 due to market depreciation, net outflows and retail fund distributions. Columbia retail net outflows of $7.7 billion during the nine months ended September 30, 2015 included $1.3 billion related to a client’s decision in the third quarter to exit its portfolio due to asset allocation and $1.4 billion of outflows from a former parent affiliated distribution relationship.

AMERIPRISE FINANCIAL, INC.

Underlying Columbia retail outflows were largely driven by $6.5 billion of outflows from the Columbia Acorn Fund as well as market volatility in the third quarter that decreased investor demand, offset by normal seasonal increases in reinvested dividends in the second quarter. Columbia institutional AUM decreased $3.4 billion, or 4%, during the nine months ended September 30, 2015 due to market depreciation and other of $1.6 billion and net outflows of $1.8 billion primarily reflecting outflows from former parent affiliated distribution and former parent influenced mandates.
Threadneedle managed assets decreased $8.7 billion, or 6%, during the nine months ended September 30, 2015 primarily due to a $3.6 billion negative impact of foreign currency translation, market depreciation of $1.7 billion and net outflows of $5.5 billion. Threadneedle retail funds decreased $2.0 billion, or 4%, during the nine months ended September 30, 2015 due to a $1.1 billion negative impact of foreign currency translation and market depreciation of $0.8 billion. Threadneedle institutional AUM decreased $6.7 billion, or 7%, during the nine months ended September 30, 2015 primarily due to a $2.5 billion negative impact of foreign currency translation and net outflows of $5.6 billion. Threadneedle institutional net outflows during the nine months ended September 30, 2015 included outflows of $4.3 billion from legacy insurance assets and $2.0 billion related to a client’s decision in the third quarter to exit its portfolio due to specific liquidity needs, partially offset by new third party mandates.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Nine Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$2,026	$2,093	$(67)	(3)%
Distribution fees	376	368	8	2
Net investment income	11	24	(13)	(54)
Other revenues	8	5	3	60
Total revenues	2,421	2,490	(69)	(3)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,421	2,490	(69)	(3)
Expenses
Distribution expenses	826	863	(37)	(4)
Amortization of deferred acquisition costs	12	12	—	—
Interest and debt expense	19	19	—	—
General and administrative expense	996	1,006	(10)	(1)
Total expenses	1,853	1,900	(47)	(2)
Operating earnings	$568	$590	$(22)	(4)%
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $22 million, or 4%, to $568 million for the nine months ended September 30, 2015 compared to $590 million for the prior year period due to net outflows, a $20 million negative impact of foreign exchange and a $17 million benefit from a CLO liquidation in the prior year period, partially offset by equity market appreciation and continued expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $69 million, or 3%, to $2.4 billion for the nine months ended September 30, 2015 compared to $2.5 billion for the prior year period due to decreases in management and financial advice fees and net investment income.
Management and financial advice fees decreased $67 million, or 3%, to $2.0 billion for the nine months ended September 30, 2015 compared to $2.1 billion for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM, a $45 million negative impact of foreign exchange and a $14 million benefit from a CLO liquidation in the prior year period, partially offset by an $11 million increase in performance fees. Average AUM decreased $5.3 billion, or 1%, compared to the prior year period primarily due to net outflows and the negative impact of foreign currency translation, partially offset by market appreciation.
Net investment income decreased $13 million, or 54%, to $11 million for the nine months ended September 30, 2015 compared to $24 million for the prior year period primarily due to a $9 million benefit from a CLO liquidation in the prior year period.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses decreased $47 million, or 2%, to $1.9 billion for the nine months ended September 30, 2015 compared to $1.9 billion for the prior year period due to a $37 million decrease in distribution expenses from lower retail fund assets and a $10 million decrease in general and administrative expense primarily due to an $18 million benefit from the impact of foreign exchange, partially offset by an $11 million increase in compensation related to higher performance fees.

Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Nine Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$569	$563	$6	1%
Distribution fees	274	270	4	1
Net investment income	647	711	(64)	(9)
Premiums	77	84	(7)	(8)
Other revenues	347	314	33	11
Total revenues	1,914	1,942	(28)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,914	1,942	(28)	(1)
Expenses
Distribution expenses	335	326	9	3
Interest credited to fixed accounts	377	423	(46)	(11)
Benefits, claims, losses and settlement expenses	339	335	4	1
Amortization of deferred acquisition costs	168	183	(15)	(8)
Interest and debt expense	29	28	1	4
General and administrative expense	168	173	(5)	(3)
Total expenses	1,416	1,468	(52)	(4)
Operating earnings	$498	$474	$24	5%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $24 million, or 5%, to $498 million for the nine months ended September 30, 2015 compared to $474 million for the prior year period primarily due to the impact of unlocking, partially offset by the impact on DAC and DSIC from actual versus expected market performance, the negative impact from lower invested assets due to fixed annuity net outflows and a $42 million benefit in the prior year period from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $6 million benefit in the current period. The impact of unlocking was an increase to pretax operating income of $66 million for the nine months ended September 30, 2015 compared to a decrease of $22 million for the prior year period. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was an expense of $24 million for the nine months ended September 30, 2015 compared to a benefit of $17 million for the prior year period primarily due to more unfavorable equity market returns compared to the prior year period.
RiverSource variable annuity account balances decreased 4% to $72.8 billion at September 30, 2015 compared to the prior year period due to net outflows of $1.4 billion and market depreciation.
RiverSource fixed annuity account balances declined 12% to $10.9 billion at September 30, 2015 compared to the prior year period reflecting limited new sales from low interest rates and higher lapse rates related to the re-pricing of the five-year guarantee block during 2014, a portion of which came out of its surrender charge period earlier in 2015. The change in crediting rates decreased the level of spread compression in both periods.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $28 million, or 1%, to $1.9 billion for the nine months ended September 30, 2015 compared to $1.9 billion for the prior year period primarily due to lower net investment income, partially offset by an increase in other revenues.
Net investment income, which excludes net realized investment gains or losses, decreased $64 million, or 9%, to $647 million for the nine months ended September 30, 2015 compared to $711 million for the prior year period primarily reflecting lower invested assets due to fixed annuity net outflows.
Other revenues increased $33 million, or 11%, to $347 million for the nine months ended September 30, 2015 compared to $314 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, decreased $52 million, or 4%, to $1.4 billion for the nine months ended September 30, 2015 compared to $1.5 billion for the prior year period primarily due to the impact of unlocking and a decrease in interested credited to fixed accounts, partially offset by the impact on DAC and DSIC from actual versus expected market performance.
Interest credited to fixed accounts decreased $46 million, or 11%, to $377 million for the nine months ended September 30, 2015 compared to $423 million for the prior year period due to lower average fixed annuity account balances. Average fixed annuity account balances decreased $1.3 billion, or 10%, to $11.5 billion for the nine months ended September 30, 2015 compared to the prior year period due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $4 million, or 1%, to $339 million for the nine months ended September 30, 2015 compared to $335 million for the prior year period primarily reflecting the following items:

•
Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2015 included a $61 million benefit from unlocking primarily reflecting an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the continued low interest rate environment. Benefits, claims, losses and settlement expenses for the prior year period included a $5 million expense from unlocking primarily reflecting assumed interest rates, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption.

•
An increase in expenses compared to the prior year period due to a $50 million benefit for the nine months ended September 30, 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $7 million benefit for the nine months ended September 30, 2015.

•
A $13 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
A $9 million increase in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance. This impact was an expense of $5 million for the nine months ended September 30, 2015 reflecting unfavorable equity market returns compared to a benefit of $4 million for the prior year period reflecting favorable equity market returns and bond fund returns.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits and the DAC offset to net realized investment gains or losses, decreased $15 million, or 8%, to $168 million for the nine months ended September 30, 2015 compared to $183 million for the prior year period. Amortization of DAC for the nine months ended September 30, 2015 included a $5 million benefit from unlocking primarily driven by improved persistency that more than offset the difference between our previously assumed interest rates versus the continued low interest rate environment. Amortization of DAC for the prior year period included a $17 million expense from unlocking primarily driven by assumed interest rates, partially offset by favorable persistency and mortality experience and a benefit from updating our variable annuity living benefit withdrawal utilization assumption. The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was an expense of $19 million for the nine months ended September 30, 2015 reflecting unfavorable equity market returns compared to a benefit of $13 million for the prior year period reflecting favorable equity market returns and bond fund returns. Amortization of DAC for the nine months ended September 30, 2015 included a favorable impact compared to the prior year period from higher than expected persistency on variable annuity business and lower expected amortization on fixed annuities due to the decline in the size of the block.

AMERIPRISE FINANCIAL, INC.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Nine Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$42	$44	$(2)	(5)%
Distribution fees	71	69	2	3
Net investment income	350	332	18	5
Premiums	1,015	954	61	6
Other revenues	298	288	10	3
Total revenues	1,776	1,687	89	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,776	1,687	89	5
Expenses
Distribution expenses	41	44	(3)	(7)
Interest credited to fixed accounts	121	114	7	6
Benefits, claims, losses and settlement expenses	1,132	1,016	116	11
Amortization of deferred acquisition costs	121	90	31	34
Interest and debt expense	25	20	5	25
General and administrative expense	188	187	1	1
Total expenses	1,628	1,471	157	11
Operating earnings	$148	$216	$(68)	(31)%
Our Protection segment pretax operating income, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $68 million, or 31%, to $148 million for the nine months ended September 30, 2015 compared to $216 million for the prior year period primarily due to higher auto and home losses, higher life insurance claims, a net $14 million LTC reserve increase in the first half of 2015 related to our review of our LTC reserve as described below and an $11 million unfavorable impact related to a reinsurance premium correction in the third quarter of 2015, partially offset by a $13 million favorable impact related to a LTC future loss reserve adjustment in the third quarter of 2015.
During the first quarter of 2015, we conducted a review of our LTC reserve for unpaid amounts on reported claims based on additional information we received from Genworth Financial, Inc., which reinsures 50% of our LTC business and administers all of our claims. Based on this information, along with a review of the discount rate, management’s best estimate for LTC claims reserves resulted in a net $32 million increase during the first quarter of 2015. The most significant drivers of the reserve increase were updates to the benefit utilization rates and claims termination rates, partially offset by a $15 million benefit from a higher discount rate. During the second quarter of 2015, we completed our review which resulted in a favorable reserve release. Based on the analysis, we concluded that the actual claims utilization and termination experience was more favorable than the initial assumptions provided by the reinsurer, and as a result, released $18 million of the net $32 million reserve. We also increased the discount rate for our disability income (“DI”) reserve for unpaid amounts on reported claims, which resulted in a $7 million reserve decrease in the first quarter of 2015. The current discount rates are based on the average interest rates earned on assets supporting the liability and were 6.25% and 5.0% for LTC and DI, respectively, at September 30, 2015.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $89 million, or 5%, to $1.8 billion for the nine months ended September 30, 2015 compared to $1.7 billion for the prior year period primarily due to the impact of unlocking and growth in auto and home premiums, partially offset by a $13 million unfavorable impact related to a reinsurance premium correction in the third quarter of 2015.
Premiums increased $61 million, or 6%, to $1.0 billion for the nine months ended September 30, 2015 compared to $954 million for the prior year period due to a 5% increase in auto and home policies in force, partially offset by a $4 million unfavorable impact related to a reinsurance premium correction in the third quarter of 2015.

AMERIPRISE FINANCIAL, INC.

Other revenues, which exclude the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits and the unearned revenue amortization and the reinsurance accrual offset to net realized investment gains or losses, increased $10 million, or 3%, to $298 million for the nine months ended September 30, 2015 compared to $288 million for the prior year period due to the impact of unlocking, partially offset by a $9 million unfavorable impact related to a reinsurance premium correction in the third quarter of 2015. Other revenues for the nine months ended September 30, 2015 included a $5 million negative impact from unlocking compared to a $29 million negative impact in the prior year period. The primary driver of the unlocking impact to other revenues for both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $157 million, or 11%, to $1.6 billion for the nine months ended September 30, 2015 compared to $1.5 billion for the prior year period primarily due to increases in benefits, claims, losses and settlement expenses and amortization of DAC.
Benefits, claims, losses and settlement expenses increased $116 million, or 11%, to $1.1 billion for the nine months ended September 30, 2015 compared to $1.0 billion for the prior year period primarily due to an increase in auto and home reserves, a $20 million increase in life insurance claims, and a net $14 million LTC reserve increase in the first half of 2015, partially offset by a $7 million favorable impact from a change in the discount rate for DI insurance products and a $13 million decrease related to a LTC future loss reserve adjustment in the third quarter of 2015. Benefits, claims, losses and settlement expenses related to our auto and home business increased $83 million due to an increase in the provision for estimated losses reflecting the impact of growth in exposures from a 5% increase in policies in force, higher 2015 accident year loss ratio assumptions, and approximately $10 million in expense primarily related to deterioration in auto collision experience resulting from an increase in miles driven and lower salvage values, as well as losses of $6 million associated with our travel insurance business and a $8 million related to prior year catastrophe reserve development associated with hail storms from last year. Auto and home losses for the prior year period included a $30 million impact related to an increase to prior accident year loss reserves and $11 million from non-catastrophe weather-related losses in the first quarter of 2014. Catastrophe losses were $65 million for the nine months ended September 30, 2015 compared to $56 million for the prior year period.
Amortization of DAC, which excludes the DAC offset to the market impact on indexed universal life benefits and the DAC offset to net realized investment gains or losses, increased $31 million, or 34%, to $121 million for the nine months ended September 30, 2015 compared to $90 million for the prior year period primarily due to the impact of unlocking. Amortization of DAC for the nine months ended September 30, 2015 included a $10 million expense from unlocking primarily driven by the difference between our previously assumed interest rates versus the continued low interest rate environment. Amortization of DAC for the prior year period included a $9 million benefit from unlocking.

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Nine Months Ended September 30,
	2015	2014	Change
	(in millions)
Revenues
Distribution fees	$—	$1	$(1)	NM
Net investment income (loss)	(22)	(4)	(18)	NM
Other revenues	10	6	4	67%
Total revenues	(12)	3	(15)	NM
Banking and deposit interest expense	—	—	—	—
Total net revenues	(12)	3	(15)	NM
Expenses
Distribution expenses	—	1	(1)	NM
Interest and debt expense	12	16	(4)	(25)
General and administrative expense	137	169	(32)	(19)
Total expenses	149	186	(37)	(20)
Operating loss	$(161)	$(183)	$22	12%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact

AMERIPRISE FINANCIAL, INC.

of consolidating CIEs. Our Corporate & Other segment pretax operating loss decreased $22 million, or 12%, to $161 million for the nine months ended September 30, 2015 compared to $183 million for the prior year period due to a decrease in expenses, partially offset by a decrease in net revenues. Net revenues decreased $15 million compared to the prior year period reflecting higher net investment losses due to an increase in losses associated with affordable housing partnerships, partially offset by a $7 million gain on the sale of a building in the second quarter of 2015. Expenses decreased $37 million compared to the prior year period reflecting lower compensation-related expenses, as well as higher expenses in the prior year period related to the early redemption of our senior notes due 2039 and a provision for potential resolution of a regulatory matter.

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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2017 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $3.6 billion and 3.7%, respectively, as of September 30, 2015. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.0 billion and had a weighted average yield of 2.7% as of September 30, 2015. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2015 was approximately 3.1%.
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

AMERIPRISE FINANCIAL, INC.

The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2015 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$2.5	$0.2	$0.4	$0.1	$0.1	$3.3
2% - 2.99%	0.5	—	—	—	—	0.5
3% - 3.99%	9.1	—	—	—	—	9.1
4% - 5.00%	5.5	—	—	—	—	5.5
Total	$17.6	$0.2	$0.4	$0.1	$0.1	$18.4
Percentage of Account Values That Reset In:
Next 12 months (1)	100%	53%	38%	43%	100%	96%
> 12 months to 24 months (2)	—	29	19	9	—	1
> 24 months (2)	—	18	43	48	—	3
Total	100%	100%	100%	100%	100%	100%
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

AMERIPRISE FINANCIAL, INC.

The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2015:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(226)	$4	$(222)
DAC and DSIC amortization (2) (3)	(106)	—	(106)
Variable annuity riders:
GMDB and GMIB (3)	(142)	—	(142)
GMWB	(425)	435	10
GMAB	(50)	49	(1)
DAC and DSIC amortization (4)	N/A	N/A	(1)
Total variable annuity riders	(617)	484	(134)
Macro hedge program (5)	—	17	17
Equity indexed annuities	1	(1)	—
Certificates	1	(1)	—
Indexed universal life insurance	9	(8)	1
Total	$(938)	$495	$(444)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(48)	$—	$(48)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	971	(1,096)	(125)
GMAB	38	(41)	(3)
DAC and DSIC amortization (4)	N/A	N/A	22
Total variable annuity riders	1,009	(1,137)	(106)
Macro hedge program (5)	—	23	23
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	66	—	66
Brokerage client cash balances	142	—	142
Certificates	4	—	4
Indexed universal life insurance	44	1	45
Total	$1,217	$(1,113)	$126
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2015. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $264 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on September 30, 2015 credit spreads.

Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the nine months ended September 30, 2015. At September 30, 2015 and December 31, 2014, we had $2.8 billion and $2.6 billion, respectively, in cash and cash equivalents. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million. Under the terms of the underlying credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2015, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. On May 1, 2015, we amended the underlying credit agreement for the facility to extend the expiration to May 2020. Our junior subordinated notes due 2066 and the revolving credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at September 30, 2015. We intend to use cash on hand to fund the repayment of $350 million of our senior notes due in November 2015.
In August 2015, we extinguished $41 million of our junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both September 30, 2015 and December 31, 2014 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both September 30, 2015 and December 31, 2014, we had $150 million of borrowings from

AMERIPRISE FINANCIAL, INC.

the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
RiverSource Life(1)(2)	$3,839	$3,614	N/A	$595
RiverSource Life of NY(1)(2)	338	312	N/A	59
IDS Property Casualty(1)(3)	725	560	$211	200
Ameriprise Insurance Company(1)(3)	46	45	2	2
ACC(4)(5)	258	248	241	226
Threadneedle(6)	306	221	168	199
Ameriprise National Trust Bank(7)	34	21	10	10
AFSI(3)(4)	137	93	#	#
Ameriprise Captive Insurance Company(3)	67	61	11	10
Ameriprise Trust Company(3)	27	26	21	24
AEIS(3)(4)	110	117	54	49
RiverSource Distributors, Inc.(3)(4)	14	13	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	19	18	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2015 and December 31, 2014.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at September 30, 2015 represent calculations at December 31, 2014 of the rule based requirements, as specified by FCA regulations.

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
During the nine months ended September 30, 2015, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.3 billion (including $675 million from RiverSource Life) and contributed cash to its subsidiaries of $243 million (including $175 million to IDS Property Casualty). During the nine months ended September 30, 2014, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.2 billion (including $500 million from RiverSource Life) and contributed cash to its subsidiaries of $17 million.

AMERIPRISE FINANCIAL, INC.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $355 million and $326 million for the nine months ended September 30, 2015 and 2014, respectively. On October 21, 2015, we announced a quarterly dividend of $0.67 per common share. The dividend will be paid on November 13, 2015 to our shareholders of record at the close of business on November 2, 2015.
In April 2014, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. As of September 30, 2015, the Company had $553 million remaining under its share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2015, we repurchased a total of 9.8 million shares of our common stock at an average price of $124.64 per share.

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
Operating Activities
Net cash provided by operating activities decreased $78 million to $1.9 billion for the nine months ended September 30, 2015 compared to $2.0 billion for the prior year period primarily due to changes in cash held by CIEs, a $303 million decrease in cash related to changes in investment properties of CIEs primarily reflecting higher purchases of investment properties and a $151 million decrease in cash related to changes in brokerage deposits, partially offset by a $213 million increase in cash from changes in other investments primarily related to trading securities, a $150 million decrease in cash outflows related to derivatives and receivables and a $100 million reduction of income taxes paid, net compared to the prior year period.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities increased $275 million to $447 million for the nine months ended September 30, 2015 compared to $172 million for the prior year period primarily reflecting a $827 million increase in purchases of Available-for Sale securities, partially offset by a $313 million increase in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities. Net cash outflows related to purchases and sales of investments by consolidated investment entities decreased $91 million and net cash outflows related to purchases and sales of other investments decreased $130 million.
Financing Activities
Net cash used in financing activities decreased $256 million to $1.3 billion for the nine months ended September 30, 2015 compared to $1.6 billion for the prior year period. Cash outflows related to repayments of debt of CIEs decreased $513 million compared to the prior year period. Net cash outflows related to noncontrolling interests decreased $218 million compared to the prior period due to higher investments from noncontrolling interests and lower distributions to noncontrolling interests. Cash outflows related to the repurchase of debt decreased $159 million compared to the prior year period. Net cash outflows from policyholder account balances increased $259 million compared to the prior year period primarily due to higher surrenders and other benefits reflecting higher lapse rates. Cash outflows related to the repurchase of common shares increased $102 million compared to the prior year period. Cash flows for the prior year period reflected a $543 million increase in cash from issuance of our unsecured senior notes due October 2024 and a $301 million decrease in cash related to short-term borrowings as we reduced our borrowings from the FHLB.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2015.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2015:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2015
Share repurchase program (1)	1,084,973	$125.37	1,084,973	$867,279,896
Employee transactions (2)	43,853	$123.58	N/A	N/A

August 1 to August 31, 2015
Share repurchase program (1)	1,486,655	$118.35	1,486,655	$691,329,430
Employee transactions (2)	7,986	$123.23	N/A	N/A

September 1 to September 30, 2015
Share repurchase program (1)	1,269,298	$108.60	1,269,298	$553,485,010
Employee transactions (2)	8,704	$109.06	N/A	N/A

Totals
Share repurchase program (1)	3,840,926	$117.11	3,840,926
Employee transactions (2)	60,543	$121.45	N/A
	3,901,469		3,840,926
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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 2, 2015	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	November 2, 2015	By	/s/ David K. Stewart
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

10.1*	First Amendment to the Ameriprise Financial 2008 Employment Incentive Equity Award Plan dated September 29, 2015.

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2015 and 2014; (iii) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

E-1