Form 10-K
period 2015-12-31
AMERIPRISE FINANCIAL INC
filed 2016-02-25
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Large Accelerated Filer ☒    Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value, as of June 30, 2015, of voting shares held by non-affiliates of the registrant was approximately $22.3 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2016
Common Stock (par value $.01 per share)	168,970,804 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 27, 2016 (“Proxy Statement”).

AMERIPRISE FINANCIAL, INC.
FORM 10-K

PART I.
Item 1. Business
Overview
Ameriprise Financial, Inc. is a diversified financial services company with a more than 120 year history of providing financial solutions to help clients confidently achieve their financial objectives. Ameriprise is a holding company incorporated in Delaware that primarily engages in business through its subsidiaries. Accordingly, references to “Ameriprise,” “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries. Our headquarters is located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474. We also maintain executive offices in New York City.
We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with $776.7 billion in assets under management and administration as of December 31, 2015. Our strategy is centered on helping our clients confidently achieve their goals by providing advice and by managing and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.
Our wealth management capabilities are centered on the long-term, personal relationships between our clients and our financial advisors (our “advisors”). Through our advisors, we offer financial planning, products and services designed to be used as solutions for our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. Our focus on personal relationships, as demonstrated by our exclusive Confident Retirement® approach to financial planning, allows us to address the evolving financial and retirement-related needs of our clients. Over the years we have evolved our target market to move more upmarket as the needs of our clients have evolved. We currently view our primary target market segment as the mass affluent and affluent (which we define as households with investable assets of more than $100,000), and increasingly those with $500,000 to $5,000,000 in investable assets. The financial product solutions we offer through our advisors include both our own products and services and the products of other companies. Our advisor network is the primary channel through which we offer our own life and disability income insurance and annuity products and services.
Our network of approximately 9,800 advisors is the primary means through which we engage in our wealth management activities. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in serving their clients. We believe that our nationally recognized brand and practice vision, local marketing and field support, integrated operating platform, practice expansion and succession opportunities and comprehensive set of products and solutions constitute a compelling value proposition for financial advisors, as evidenced by our strong advisor retention rate and our ability to attract and retain experienced and productive advisors. We have and will continue to invest in and develop capabilities and tools designed to maximize advisor productivity and client satisfaction.
We are in a compelling position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the U.S., the ongoing transition of baby boomers into retirement, as well as recent economic and financial market crises, continues to drive demand for financial advice and solutions. In addition, the amount of investable assets held by mass affluent and affluent households, our target market, has grown and accounts for over half of U.S. investable assets. We believe our differentiated financial planning model, broad range of products and solutions, and demonstrated financial strength throughout the economic and market uncertainty of recent years, will help us capitalize on these trends.
Our asset management capabilities (represented by the Columbia Threadneedle Investments® brand) are increasingly global in scale, with Columbia Management as the primary provider of products and services in the U.S. and Threadneedle as the primary provider of products and services outside of the U.S. On March 30, 2015, we launched the new Columbia Threadneedle Investments brand, which represents the combined capabilities, resources and reach of both firms. While the group now operates under one brand, established investment teams, strategies and processes remain in place at both firms and did not change as a result of the new brand, nor did existing funds or client portfolios and mandates. In addition, there was no change to the corporate structure or regulated entities as a result of the new brand. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 116 of our mutual funds being rated as four- and five-star funds by Morningstar.
We are positioned to continue to grow our assets under management and to strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage existing strengths to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East, South America and Africa. In addition, we continue to pursue opportunities to leverage the collective capabilities of our global asset management business in order to enhance our current range of investment solutions, to develop new solutions that are responsive to client demand in an increasingly complex marketplace and to maximize the distribution capabilities of our global business.
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
As a diversified financial services firm, we believe our ability to gather assets across the enterprise is best measured by our assets under management and administration metric. At December 31, 2015, we had $776.7 billion in assets under management and administration compared to $806.2 billion as of December 31, 2014. For a more detailed discussion of assets under management and administration see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K. The following chart shows our current business mix through the contributions of each segment to our pretax operating earnings (excluding Corporate & Other segment) as well as a historical comparison that reflects how we have executed on our strategy to shift our business mix toward higher growth areas in Advice & Wealth Management and Asset Management.

Our Principal Brands
We utilize multiple brands for the products and services offered by our businesses. We believe that using distinct brands for these products and services allows us to differentiate them in the marketplace.

We use the Ameriprise Financial® brand as our enterprise brand, as well as the name of our advisor network and certain of our retail products and services. The retail products and services that use the Ameriprise Financial brand include those that we provide through our advisors (e.g., financial planning, investment advisory accounts and retail brokerage services) and products and services that we market directly to consumers or through affinity groups (e.g., personal auto and home insurance).

On March 30, 2015, we launched a new global brand - the Columbia Threadneedle Investments® brand, which represents the combined capabilities, resources and reach of Columbia Management and Threadneedle. This new brand is intended to reinforce the strength of both firms in their established markets of the UK, Europe and the U.S. and to help us grow our presence in key markets including Asia Pacific, Latin America, Africa and the Middle East.

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
On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders, at which time we became an independent, publicly traded company and changed our name to “Ameriprise Financial, Inc.” In 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc. and J. & W. Seligman & Co. Incorporated. In 2010, we completed the acquisition of the long-term asset management business of Columbia Management from Bank of America, which significantly enhanced the scale and performance of our retail mutual fund and institutional asset management businesses.
In 2006, we sold our large-scale retirement plan recordkeeping business to Wachovia Bank, N.A. (now Wells Fargo Bank, N.A.). We initiated the disposition of our institutional trust and custody business in 2008 to J.P. Morgan Chase Bank, N.A. and completed that restructuring in early 2009. In 2011, we completed the sale of Securities America Financial Corporation and its subsidiaries (“Securities America”) to Ladenburg Thalmann Financial Services, Inc.
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

Ameriprise Financial, Inc.
AMPF Holding Corporation
Ameriprise National Trust Bank
Ameriprise Trust Company
Columbia Management Investment Services Corp.
Columbia Management Investment Advisers, LLC
Ameriprise International Holdings GmbH
American Enterprise Investment Services Inc.
Ameriprise Financial Services, Inc.
J. & W. Seligman & Co. Incorporated
Ameriprise Asset Management Holdings GmbH
Threadneedle Asset Management Holdings Sàrl
Columbia Management Investment Distributors, Inc.
Ameriprise Certificate Company
IDS Property Casualty Insurance Company
RiverSource Life Insurance Company
RiverSource Distributors, Inc.
RiverSource Life Insurance Co. of New York

The following is a brief description of the business conducted by each subsidiary noted above.

Subsidiary Name	Description of Business

Ameriprise International Holdings GmbH	A holding company based in Switzerland for various companies engaged in our overseas business, including our Threadneedle group of companies (defined below)
Threadneedle Asset Management Holdings Sàrl	A holding company based in Luxembourg for the EMEA region group of companies that provide investment management products and services
Ameriprise Asset Management Holdings GmbH
A holding company based in Switzerland for our non-EMEA region group of companies that provide investment management products and services. We refer to the group of companies in this entity and Threadneedle Asset Management Holdings Sarl as “Threadneedle” and Threadneedle is our primary provider of non-U.S. investment management products and services.

Columbia Management Investment Advisers, LLC (“Columbia Management”)	The investment adviser for the majority of funds in the Columbia Management family of funds (“Columbia Management funds”) and to U.S. and non-U.S. institutional accounts and private funds
J. & W. Seligman & Co. Incorporated (“Seligman”)	A holding company for Columbia Management Investment Distributors, Inc. and certain other subsidiaries within our Asset Management segment
Columbia Management Investment Distributors, Inc.	Broker-dealer subsidiary that serves as the principal underwriter and distributor for Columbia Management funds
Columbia Management Investment Services Corp.	A transfer agent that processes client transactions for Columbia Management funds and Ameriprise face-amount certificates
AMPF Holding Corporation	A holding company for certain of our retail brokerage and advisory subsidiaries, including AFSI (defined below) and AEIS (defined below)
American Enterprise Investment Services Inc. (“AEIS”)	Our registered clearing broker-dealer subsidiary, brokerage transactions for accounts introduced by AFSI are executed, cleared and settled through AEIS
Ameriprise Financial Services, Inc. (“AFSI”)	A registered broker-dealer and registered investment adviser, and our primary financial planning and retail distribution subsidiary

RiverSource Distributors, Inc. (“RiverSource Distributors”)	A broker-dealer subsidiary that serves as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through AFSI and third-party channels
RiverSource Life Insurance Company (“RiverSource Life”)	Conducts its insurance and annuity business in states other than New York
RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)
Conducts its insurance and annuity businesses in the State of New York.
RiverSource Life of NY is a wholly owned subsidiary of RiverSource Life. We refer to RiverSource Life and RiverSource Life of NY as the “RiverSource Life companies.”

IDS Property Casualty Insurance Company (“IDS Property Casualty” or “Ameriprise Auto & Home”)	Provides personal auto, home and umbrella insurance products. Ameriprise Insurance Company, a wholly owned subsidiary of IDS Property Casualty, is also licensed to provide these products.
Ameriprise Certificate Company	Issues a variety of face-amount certificates
Ameriprise Trust Company (“ATC”)	Provides trust services to individuals and businesses
Ameriprise National Trust Bank (formerly Ameriprise Bank, FSB)	Offers personal trust and related services
Our Segments - Advice & Wealth Management
Our Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through our financial advisors. These services are centered on long-term, personal relationships between our advisors and our clients and focus on helping clients confidently achieve their financial goals. Our financial advisors provide a distinctive approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs.
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
Our Financial Advisor Platform
We provide financial planning, advice and brokerage services to clients through our nationwide financial advisor network. Advisors can choose to affiliate with us in two ways, with each affiliation offering different levels of support and compensation. The affiliation options are:

•
Employee Advisors. Under this affiliation, an advisor is an employee of our company and receives a higher level of support, including leadership, training, office space and staff support. We pay compensation that is competitive with other employee advisor models, which is generally lower than that of our franchisee advisors given the higher level of support we provide our employee advisors. Employee advisors are also employed in the Ameriprise Advisor Center (“AAC”), our dedicated platform for remote-based sales and service to Ameriprise retail customers through a team model.

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

We are committed to providing our advisors with the resources and support necessary to manage and grow their practices. Our platform offers advisors the flexibility of operating on a commission-based brokerage basis as well as on a fee-based advisory basis. Advisors have access to training and materials reflecting our differentiated financial planning model and Confident Retirement planning approach, our nationally recognized brand and “Be Brilliant” advertising campaign, local marketing support capabilities and our full range of proprietary and non-proprietary product solutions. Our demonstrated financial strength as well as our dedication to our clients also benefits our advisor practices. We expect to continue to invest in the capabilities of and support provided to our advisor platform, with the goal of continuing to increase advisor productivity and improving on our ability to attract and retain advisors.

Our nationwide advisor network consisted of approximately 9,800 advisors as of December 31, 2015, which includes over 2,000 employee advisors and over 7,700 independent franchisees or employees or contractors of franchisees. Of these advisors, 55.3% had been with us for more than 10 years, with an average tenure of over 20 years. Among advisors who have been with us for more than 10 years, we have a retention rate of over 95%. We believe our strong advisor retention rate, as well as our ability to recruit experienced advisors, speaks to the value proposition we offer our advisors.
Our advisors can offer clients a diversified set of cash and liquidity management, asset accumulation, income, protection, and estate and wealth transfer products and services, as well as a broad selection of financial products from other unaffiliated companies, as described below.
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
Our advisors deliver financial solutions to our advisory clients principally by building long-term personal relationships through financial planning that is responsive to clients’ evolving needs, in part through our exclusive Confident Retirement approach, which involves a comprehensive assessment of retirement income sources and assets, a client’s plans and goals for retirement and an analysis of what is needed to fund the four principal types of expenses and liabilities encountered during retirement: covering essentials, ensuring lifestyle, preparing for the unexpected and leaving a legacy. Once we identify a financial planning client’s objectives, we then recommend a solution set consisting of actions and offer products to address these objectives with clients accepting what they determine to be an appropriate range and level of risk. Our financial planning relationships with our clients are characterized by an ability to understand their specific needs, which enables us to help them meet those needs, achieve high overall client satisfaction and retention, hold more products in their accounts and increase our assets under management.
Our financial planning clients pay a fee for the receipt of financial planning services. This fee is based on the complexity of a client’s financial and life situation and his or her advisor’s experience. Some of our clients may elect to pay a consolidated, asset-based advisory account advisory fee for financial planning and managed account services and administration. If clients elect to implement their financial plan with our company, we and our advisors generally receive a sales commission and/or sales load and other revenues for the products that they purchase from us. These commissions, sales loads and other revenues are separate from, and in addition to, the financial planning and advisory fees we and our advisors may receive.
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
We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. Clients can use our online brokerage service to purchase and sell securities, obtain independent research and information about a wide variety of securities, and use self-directed asset allocation and other financial planning tools. We offer exchange traded mutual funds, 529 plans, public non-exchange traded real estate investment trusts, structured notes, private equity and other alternative investments issued by unaffiliated companies. We also offer trading and portfolio strategy services across a number of fixed income categories, including treasuries, municipals, corporate, mortgage- and asset-backed securities on both a proprietary and agency basis.
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
Fee-based Investment Advisory Accounts
In addition to purchases of mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds and other securities in connection with investment advisory fee-based account programs or services. We currently offer both discretionary and non-discretionary investment advisory accounts. In a discretionary advisory account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary advisory account, clients choose the underlying investments in the portfolio based on their financial advisor’s recommendation. Investors in discretionary and non-discretionary advisory accounts generally pay a fee (for investment advice and other services) based on the assets held in that account as well as any related fees or costs associated with the underlying securities held in that account (e.g., underlying mutual fund operating expenses, investment advisory or related fees, Rule 12b-1 fees, etc.). A significant portion of our affiliated mutual fund sales are made through advisory accounts. Client assets held in affiliated mutual funds in an advisory account generally produce higher revenues to us than client assets held in affiliated mutual funds on a stand-alone basis because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in an advisory account in addition to revenues we normally receive for investment management and/or distribution of the funds included in the account.
We offer several types of investment advisory accounts. For example, we sponsor (i) Ameriprise Strategic Portfolio Service (“SPS”) Advantage, a non-discretionary investment advisory account service, (ii) SPS - Advisor, a discretionary investment advisory account service, (iii) Ameriprise Separate Accounts (a separately managed account (“SMA”) program), a discretionary investment advisory account service through which clients invest in strategies managed by us or by affiliated and non-affiliated investment managers, as well as a similar program on an accommodation basis where clients transfer assets to us and do not maintain an investment management relationship with the manager of those assets, and (iv) Active Portfolios® investments, a discretionary mutual fund investment advisory account service that offers a number of strategic target allocations based on different risk profiles and tax sensitivities. Additionally, we offer discretionary investment advisory account services through which clients may invest in SMAs, mutual funds and exchange traded funds.
Mutual Fund Offerings (Unaffiliated and Affiliated)
In addition to the Columbia Management family of funds (discussed below in “Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds”), we offer mutual funds from nearly 300 unaffiliated mutual fund families representing more than 3,500 mutual funds on our brokerage platform and as part of our investment advisory accounts to provide our clients a broad choice of investment products. In 2015, retail sales of other companies’ mutual funds accounted for the majority of our total retail mutual fund sales.
Mutual fund families of other companies generally pay us a portion of the revenue generated from the sales of those funds and from the ongoing management of fund assets attributable to our clients’ ownership of shares of those funds. These payments enable us to offer a broad and robust product set to our clients and provide beneficial client services, tools and infrastructure such as our website and online brokerage platform. We also receive administrative services fees from most mutual funds sold through our advisor network.
Insurance and Annuities
We offer insurance and annuities issued by the RiverSource Life companies (discussed below in “Business - Our Segments - Annuities” and in “Business - Our Segments - Protection”). The RiverSource insurance solutions available to our retail clients include variable, indexed and fixed universal life insurance, traditional term life insurance and disability income insurance. RiverSource annuities include fixed annuities, as well as variable annuities that allow our clients to choose from a number of underlying investment options, including volatility management options, and to purchase certain guaranteed benefit riders. In addition to RiverSource insurance and annuity products, our advisors offer products of unaffiliated carriers on a limited basis, including variable annuities, life insurance and long term care insurance products issued by a select number of unaffiliated insurance companies.
We receive a portion of the revenue generated from the sale of life and disability insurance policies of unaffiliated insurance companies. We are paid distribution fees on annuities sales of unaffiliated insurance companies based on a portion of the revenue generated from such sales and asset levels. These insurance companies may also pay us an administrative service fee in connection with the sale of their products.
Banking Products
While we have changed our banking operations and products in recent years (as discussed above in “Business - History and Development”), we continue to offer consumer deposit and credit products through relationships with well-known and respected financial services companies. In connection with the sale of the Ameriprise Bank credit card account portfolio to Barclays in 2012, we entered into a co-branding agreement with Barclays pursuant to which Barclays will continue to issue Ameriprise-branded credit cards. We also entered into a referral agreement with a third party to source mortgages and related products. Finally, the cash management features of the Ameriprise ONE Financial Account remain supported by our brokerage platform, and our clients continue to have access to a variety of other cash solutions, including Ameriprise Certificates, FDIC-insured Brokered CDs issued by third-party banks and deposits placed at third-party banks through Ameriprise Insured Money Market Account (AIMMA) brokerage sweep accounts.
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
Face-Amount Certificates
We issue different types of face-amount certificates through Ameriprise Certificate Company, a wholly owned subsidiary of Ameriprise Financial that is registered as an investment company under the Investment Company Act of 1940 (“Investment Company Act”). Owners of our certificates invest funds and are entitled to receive at maturity or at the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we determine, less any withdrawals and early withdrawal penalties. For certain types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms. In 2015, we launched a new product that offers the ability to step up to a higher interest rate based upon the then-current new purchase rate for the same term as the current certificate.
At December 31, 2015, we had $4.8 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or “spread,” between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. In times of weak performance in the equity markets, certificate sales are generally stronger. In 2015, advisors’ cash sales of our certificates were $3.1 billion.
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
Strategic Alliances and Other Marketing Arrangements
We use strategic marketing alliances, local marketing programs for our advisors, and on-site workshops through our Business Alliances group to generate new clients for our financial planning and other financial services. An important aspect of our strategy is to create alliances that help us generate new financial services clients within our target market segment - the mass affluent and affluent, and increasingly those with $500,000 to $5,000,000 in investable assets. Our alliance arrangements are generally for a limited duration of one to five years with an option to renew. Additionally, these types of marketing arrangements typically provide that either party may terminate the agreements on short notice, usually within sixty days. We compensate our alliance partners for providing opportunities to market to their clients.
Our Segments - Asset Management
Our Asset Management segment provides investment management and advice and investment products to retail, high net worth and institutional clients on a global scale through Columbia Threadneedle Investments, a new brand launched on March 30, 2015 that represents the combined capabilities, resources and reach of Columbia Management and Threadneedle. Although the group now operates under one brand, established investment teams, strategies and processes in place at both firms will not change as a result of the new brand, nor will existing funds or client portfolios and mandates. Columbia Management and Threadneedle have been increasingly working together over the past few years to increase the breadth and depth of their offerings to clients. Clients benefit from the depth of our combined research ideas and insights, trading techniques and portfolio strategies. In this regard, Columbia Management and Threadneedle are increasingly leveraging their combined global investment management and research capabilities through research sharing and, for certain assets, through the use of sub-advisory and personnel sharing arrangements within the global asset management business.
Columbia Management primarily provides products and services in the U.S., and Threadneedle primarily provides products and services internationally. As noted above, we refer to the group of companies in Ameriprise Asset Management Holdings GmbH and Threadneedle Asset Management Holdings Sarl as “Threadneedle.” We provide U.S. retail clients with products through unaffiliated third-party financial institutions and through our Advice & Wealth Management segment, and we provide institutional products and services through our institutional sales force. International retail products are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds (“ETFs”) and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, collateralized loan obligations (“CLOs”), hedge fund or alternative strategies, collective funds and property funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Our Asset Management segment also provides all intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments. All intersegment activity is eliminated in our consolidated results.
Revenues in the Asset Management segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. At December 31, 2015, our Asset Management segment had $471.9 billion in managed assets worldwide.
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
Investment Management Capabilities
The investment management activities of Columbia Management and Threadneedle are conducted through investment management teams located in multiple locations, including Boston, Charlotte, Chicago, Kuala Lumpur, Los Angeles, London, Minneapolis, New York, Menlo Park, Portland and Singapore. Each investment management team may focus on particular investment strategies, asset types, products and on services offered and distribution channels utilized.
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
Product and Service Offerings
We offer a broad spectrum of investment management and advice and products to individual, institutional and high-net worth investors. In an effort to address changing market conditions and the evolving needs of investors, we may from time to time develop and offer new retail and institutional investment products with new and/or innovative investment strategies, including U.S. mutual funds and their non-U.S. equivalents, ETFs, separately managed accounts, hedge or alternative funds and other private funds, CLOs, and collective funds. The following is an overview of our Asset Management offerings. As discussed previously, Columbia Management and Threadneedle are increasingly leveraging their combined global investment management and research capabilities to support and expand our product and service offerings.
U.S. Registered Funds
We provide investment advisory, distribution and other services to the Columbia Management family of funds. The Columbia Management family of funds includes retail mutual funds, exchange-listed ETFs and U.S. closed-end funds and variable product funds. Retail mutual funds are available through unaffiliated third-party financial institutions and the Ameriprise financial advisor network. Variable product funds are available as underlying investment options in variable annuity and variable life insurance products, including RiverSource products. The Columbia Management family of funds includes domestic and international equity funds, fixed income funds, cash management funds, balanced funds, specialty funds, absolute return and other alternative funds and asset allocation funds, including fund-of-funds, with a variety of investment objectives. The Columbia Management family of funds also uses sub-advisers to diversify the product offerings it makes available to investors on its variable product platform. At December 31, 2015, our U.S. retail mutual funds, ETFs and U.S. closed-end funds had total managed assets of $148.6 billion in 138 funds. The variable insurance trust funds (“VIT Funds”) that we manage had total managed assets at December 31, 2015 of $69.8 billion in 73 funds.
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
Non-U.S. Funds
Threadneedle offers a fund product range that includes different risk-return options across regions, markets, asset classes and product structures, which include retail funds that are similar to U.S. mutual funds. These funds are marketed to non-U.S. persons and the majority are often referred to as UCITS products (Undertakings for Collective Investment in Transferable Securities). UCITS and other funds offered by Threadneedle typically are structured as Open Ended Investment Companies (“OEICs”) in the UK, Societes d’Investissement A Capital Variable (“SICAVs”) in Luxembourg, as well as unit trusts. Threadneedle also sponsors, manages and offers UK property funds that invest in UK real estate. The majority of these offerings are registered in and distributed across multiple jurisdictions. At December 31, 2015, our non-U.S. retail funds had total managed assets of $45.4 billion in 178 funds.
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
For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts the client can terminate on short notice. Clients may also pay us fees based on the performance of their portfolio. At December 31, 2015, Columbia Management managed a total of $41.6 billion in assets under this range of services and Threadneedle managed $94.3 billion.
Management of Owned Assets
We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies and assets held by Ameriprise Certificate Company. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments based on a certain level of risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment’s management of owned assets for Ameriprise Financial subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2015, the Asset Management segment managed $34.5 billion of owned assets.
Management of Collateralized Loan Obligations (“CLOs”)
Columbia Management has a dedicated team of investment professionals who provide collateral management services to special purpose vehicles which primarily invest in syndicated bank loans and issue multiple tranches of securities collateralized by the assets of each pool to provide investors with various maturity and credit risk characteristics. For collateral management of CLOs, we earn fees based on the par value of assets and, in certain instances, we may also receive performance-based fees. At December 31, 2015, we managed $7.1 billion of assets related to CLOs.
Private Funds
We also provide investment management and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. These funds are currently exempt from registration under the Investment Company Act under either Section 3(c)(1) or Section 3(c)(7) or related interpretative relief and are organized as U.S. and non-U.S. funds. These funds are subject to local regulation in the jurisdictions where they are formed or marketed. For investment management services, we generally receive fees based on the market value of assets under management, and we may also receive performance-based fees. As of December 31, 2015 we managed $465 million in private fund assets.
Ameriprise Trust Company - Collective Funds and Separately Managed Accounts
Collective funds are investment funds sponsored by ATC (our Minnesota-chartered trust company) that are exempt from registration with the Securities and Exchange Commission (“SEC”) and offered to certain qualified institutional clients such as retirement, pension and profit-sharing plans. Columbia Management currently serves as investment manager to ATC with respect to a series of ATC collective funds covering a broad spectrum of investment strategies for which ATC serves as trustee. ATC receives fees for its investment management services to the collective funds and Columbia Management receives fees from ATC pursuant to an agreement with ATC for the investment management services provided by Columbia Management. The fees payable to ATC and Columbia Management are generally based upon a percentage of assets under management. In addition to its collective funds, ATC serves as investment manager to separately managed accounts for qualified institutional clients.
As of December 31, 2015, we managed $6.3 billion of ATC Funds and separate accounts for ATC clients. This amount does not include the Columbia Management family of funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the “Product and Service Offerings - U.S. Registered Funds” section above.

Sub-advised Accounts
In addition to providing sub-advisory services and investment support pursuant to personnel sharing arrangements on an intercompany basis within the global asset management business, we act as sub-adviser for certain U.S. and non-U.S. funds, private banking individually managed accounts, common trust funds and other portfolios sponsored or advised by other firms. As with our affiliated funds, we earn management fees for these sub-advisory services based on the underlying asset value of the funds and accounts we sub-advise. As of December 31, 2015, we managed over $26.3 billion in assets in a sub-advisory capacity.
Distribution
We maintain distribution teams and capabilities that support the sales, marketing and support of the products and services of our global asset management business. These distribution activities are generally organized into two major categories: retail distribution and institutional/high net worth distribution.
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
Columbia Management fund shares are sold through both our Advice & Wealth Management segment and through unaffiliated third-party financial intermediaries, including U.S. Trust and Bank of America from whom we acquired Columbia Management in 2010. Fees and reimbursements paid to such intermediaries may vary based on sales, redemptions, asset values, asset allocation, product mix, and marketing and support activities provided by the intermediary. Intersegment distribution expenses for services provided by our Advice & Wealth Management Segment are eliminated in our consolidated results.
Threadneedle funds are sold primarily through financial intermediaries and institutions, including banks, life insurance companies, independent financial advisers, wealth managers and platforms offering a variety of investment products. Threadneedle also distributes to direct clients. Various Threadneedle affiliates serve as the distributors of these fund offerings and are authorized to engage in such activities in numerous countries across Europe, the Middle East, the Asia-Pacific region and Africa. Certain Threadneedle fund offerings, such as its UCITS products, may be distributed on a cross-border basis while others are distributed exclusively in local markets.
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
Our Segments - Annuities
Our Annuities segment provides RiverSource variable and fixed annuity products to individual clients. Our solutions in this segment and our Protection segment help us deliver on our Confident Retirement approach as well as provide certain products to unaffiliated advisors and financial institutions.
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

Our annuity products include deferred variable and fixed annuities as well as immediate annuities. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. Fixed sales are generally stronger when yields available in the fixed income markets are relatively high than when yields are relatively low. Variable sales are generally stronger in times of superior performance in equity markets than in times of weak performance in equity markets. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors. In addition to the revenues we generate on these products, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under “Variable Annuities.” Investment management performance is critical to the profitability of our RiverSource annuity business.
Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. These underlying investment options may include the VIT Funds previously discussed (see “Business - Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds,” above) as well as variable portfolio funds of other companies. RiverSource variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 5% at December 31, 2015.
Contract purchasers can choose to add optional benefit provisions to their contracts to meet their needs, including guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions. Approximately 99% of RiverSource Life’s overall variable annuity assets include either an optional or a standard GMDB provision and approximately 60% of RiverSource Life’s overall variable annuity assets include a GMWB or GMAB provision. In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.
In 2015, we introduced the SecureSource 4® and SecureSource 4 Plus® living benefit riders, optional GMWB riders that can be added to new purchases of RiverSource variable annuities for a fee. These benefits ensure a specified withdrawal amount annually for life. These two riders offer clients a choice between lower fees and the opportunity for higher guaranteed income growth. Clients who purchase these benefits are invested in one or more of four of our Portfolio Stabilizer (managed volatility) funds of funds that are designed to pursue total return while seeking to mitigate exposure to market volatility. Clients purchasing a new variable annuity with the optional GMAB living benefit rider are also invested in one or more of four of our Portfolio Stabilizer funds of funds. Columbia Management serves as investment advisor for the funds of funds and all of the underlying funds in which the funds of funds invest.
Our Portfolio Navigator (traditional asset allocation) funds are available for our variable annuities, but as of April 2012, were no longer available for sale with a living benefit rider. Portfolio Navigator funds allow clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. Portfolio Navigator funds are designed to allow a contract purchaser to select investment options based on the purchaser’s investment time horizon, risk tolerance and investment goals and tailor the performance of annuities and life insurance policies to their specific needs and keep investment allocations on track over time. Columbia Management serves as investment adviser for the funds of funds and all of the underlying funds in which the Portfolio Navigator funds of funds invest. Our Portfolio Stabilizer funds of funds offering is available for new sales of variable annuities sold without a living benefit rider.
Variable annuity clients who have not elected a living benefit rider may enroll in the Income Guide service, which aids clients in managing income through an adaptive withdrawal strategy.
The general account assets of our life insurance subsidiaries support the contractual obligations under the guaranteed benefit the Company offers (see “Business - Our Segments - Asset Management - Product and Service Offerings - Management of Owned Assets” above). As a result, we bear the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. Our exposure to risk from guaranteed benefits generally will increase when equity markets decline. Similarly, our guaranteed benefit reserves will generally increase when interest rates decline.
RiverSource variable annuities provide us with fee-based revenue in the form of mortality and expense risk fees, marketing support and administrative fees, fees charged for optional features elected by the contractholder, and other contract charges. We receive marketing support payments from the VIT Funds underlying our variable annuity products as well as Rule 12b-1 distribution and servicing-related fees from the VIT Funds and the underlying funds of other companies. In addition, we receive marketing support payments from other companies’ funds included as investment options in our RiverSource variable annuity products.
Fixed Annuities
RiverSource fixed annuity products provide a contractholder with cash value that increases by a fixed or indexed interest rate. We periodically reset rates at our discretion subject to certain policy terms establishing guaranteed minimum interest crediting rates. Our earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to our RiverSource fixed annuity contracts. RiverSource fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1% to 5% at December 31, 2015. New contracts issued provide guaranteed minimum interest rates in compliance with state laws. In 2007, we discontinued new sales of equity indexed annuities, although we continue to service existing policies.
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
In 2015, we had total cash sales for fixed annuity products through third-party channels of $9 million. As of December 31, 2015, we had distribution agreements for RiverSource fixed annuity products in place with more than 118 third-party firms.
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
Our sales of RiverSource individual life insurance in 2015, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 83% fixed universal life, 14% variable universal life and 3% traditional life. Our RiverSource Life companies issue only non-participating life insurance policies that do not pay dividends to policyholders from the insurer’s earnings.
Assets supporting policy values associated with fixed account life insurance and annuity products, as well as those assets associated with fixed account investment options under variable insurance and annuity products (collectively referred to as the “fixed accounts”), are part of the RiverSource Life companies’ general accounts. Under fixed accounts, the RiverSource Life companies bear the investment risk. More information on the RiverSource Life companies’ general accounts is found under “Business - Our Segments - Asset Management - Product and Service Offerings - Management of Owned Assets” above.

Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Investment options may include VIT Funds discussed above, Portfolio Navigator funds of funds, as well as variable portfolio funds of other companies. Our Portfolio Stabilizer funds of funds offering is available for new sales of variable universal life insurance products. RiverSource variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2% to 4.5% at December 31, 2015.
Fixed Universal Life Insurance and Traditional Whole Life Insurance
Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.
RiverSource fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. RiverSource fixed universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2% to 5% at December 31, 2015. Certain fixed universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.
RiverSource indexed universal life insurance (“IUL”) provides lifetime insurance protection and efficient asset growth through index-linked interest crediting, without the impact of negative market returns. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest as well as a minimum guaranteed credited rate of interest. Unlike universal life insurance, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500 Index® (subject to a cap and floor) or a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and MSCI EM Index.
In 2013, we introduced RiverSource TrioSourceSM universal life insurance with long term care benefits. The base feature of the RiverSource TrioSource product is a fixed universal life insurance policy that provides a guaranteed death benefit and a guaranteed return of premium.
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
Long Term Care Insurance
As of December 31, 2002, the RiverSource Life companies discontinued underwriting stand-alone long term care insurance. However, our advisors sell long term care insurance issued by other companies.
In 2004, the RiverSource Life companies began to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity long term care insurance policies. Implementation of these rate increases began in early 2005 and continues. We have received approval for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 113.3% of premium on all such policies where an increase was requested.
In 2007, the RiverSource Life companies began to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement long term care insurance policies. Implementation of these rate increases began in late 2007 and continues. We have received approval for some or all requested increases in 48 states, with an average approved cumulative rate increase of 55% of premium on all such policies where an increase was requested.

We intend to seek additional rate increases with respect to these and other existing blocks of long term care insurance policies, subject to regulatory approval.
Ameriprise Auto & Home Insurance Products
We offer personal auto, home, umbrella and specialty insurance products through IDS Property Casualty and its subsidiary, Ameriprise Insurance Company (the “Property Casualty companies”). We offer a range of coverage options under each product category. Our Property Casualty companies provide personal auto, home and umbrella coverage to clients in 43 states and the District of Columbia.
Distribution and Marketing Channels
Our Property Casualty companies do not have field agents - we use co-branded direct marketing to sell our personal auto, home and umbrella insurance products through alliances with commercial institutions and affinity groups, and directly to our clients and the general public. We also receive referrals through our financial advisor network. Our Property Casualty companies’ multi-year contract with Costco Wholesale Corporation and Costco’s affiliated insurance agency expires on March 31, 2020. Costco members represented 62% of all new policy sales of our Property Casualty companies in 2015. Among our other alliances, we market our property casualty products to customers of Ford Motor Credit Company and offer personal home insurance products to customers of the Progressive Group.
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
We also reinsure a portion of the risks associated with our personal auto, home and umbrella insurance products through reinsurance agreements with unaffiliated reinsurance companies.
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
Competition
We operate in a highly competitive global industry. As a diversified financial services firm, we compete directly with a variety of financial institutions, including registered investment advisors, securities brokers, asset managers, banks and insurance companies. Our competitors may have greater financial resources, broader and deeper distribution capabilities and products and services than we

do. We compete directly with these for the provision of products and services to clients, as well as for our financial advisors and investment management personnel. Certain of our competitors offer web-based financial services and discount brokerage services, usually with lower levels of service, to individual clients.
Our Advice & Wealth Management segment competes with securities broker-dealers, independent broker-dealers, financial planning firms, registered investment advisors, insurance companies and other financial institutions to attract and retain financial advisors and their clients. Competitive factors influencing our ability to attract and retain financial advisors include compensation structures, brand recognition and reputation, product offerings and technology and service capabilities and support. Further, our financial advisors compete for clients with a range of other advisors, broker-dealers and direct channels, including wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors. Competitive factors influencing our ability to attract and retain clients include quality of advice provided, price, reputation, advertising and brand recognition, product offerings and technology and service quality.
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
Competitors of our Annuities and Protection segments consist of both stock and mutual insurance companies. Competitive factors affecting the sale of annuity and insurance products (including property casualty insurance products) include distribution capabilities, price, product features, hedging capability, investment performance, commission structure, perceived financial strength, claims-paying ratings, service, advertising, brand recognition and financial strength ratings from rating agencies such as A.M. Best.
Technology
We have an integrated customer management system that serves as the hub of our technology platform. In addition, we have specialized product engines that manage various accounts and over the years, we have updated our platform to include new product lines. We also use a proprietary suite of processes, methods and tools for our financial planning services. We update our technological capabilities regularly to help maintain an adaptive platform design that aims to enhance the productivity of our advisors to allow for faster, lower-cost responses to emerging business opportunities, compliance requirements and marketplace trends.
We have developed and maintain a comprehensive business continuity plan that covers different business disruptions of varying severity and scope and addresses, among other things, the loss of a geographic area, building, staff, data systems and/or telecommunications capabilities. We review and test our business continuity plan periodically and update it as necessary. We require our key technology vendors and service providers to do the same.
Geographic Presence
For years ended December 31, 2015, 2014 and 2013, approximately 89%, 89% and 89%, respectively, of our long-lived assets were located in the United States and approximately 91%, 89% and 92%, respectively, of our net revenues were generated in the United States. The majority of our foreign operations are conducted through Threadneedle, as described in this Annual Report on Form 10-K under “Business - Our Segments - Asset Management.”
Employees
At December 31, 2015, we had approximately 13,000 employees, including over 2,000 employee advisors (which does not include our franchisee advisors, who are not employees of our company, but includes advisors employed in the AAC). We are not subject to collective bargaining agreements, and we believe that our employee relations are strong.
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
Regulation
Virtually all aspects of our business, including the activities of the parent company and our subsidiaries, are subject to various federal, state and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations can be significant, and the consequences for the failure to comply may include civil or criminal charges, fines, censure, the suspension of individual employees, restrictions on or prohibitions from engaging in certain lines of business (or in certain states or countries), revocation of certain registrations as well as reputational damage. We have made and expect to continue to make significant investments in our compliance processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.
The regulatory environment in which our businesses operate remains subject to change and heightened regulatory scrutiny. Regulatory developments, both in and outside of the U.S., have resulted or are expected to result in greater regulatory oversight and internal compliance obligations for firms across the financial services industry. In addition, we continue to see enhanced legislative and regulatory interest regarding retirement investing, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. These legal and regulatory changes have impacted and may in the future impact the manner in which we are regulated and the manner in which we operate and govern our businesses.
The discussion and overview set forth below provides a general framework of the laws and regulations impacting our businesses. Certain of our subsidiaries may be subject to one or more elements of this regulatory framework depending on the nature of their business, the products and services they provide and the geographic locations in which they operate. To the extent the discussion includes references to statutory and regulatory provisions, it is qualified in its entirety by reference to these statutory and regulatory provisions and is current only as of the date of this report.

In addition to the regulators summarized above, we are also subject to regulation by self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”), as well as various federal and state securities, insurance and financial regulators (such as regulatory agencies and bodies like the U.S. Department of Labor) in the U.S. and foreign jurisdictions where we do business.
Advice and Wealth Management Regulation
Certain of our subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and with certain states, the District of Columbia and other U.S. territories. Our broker-dealer subsidiaries are also members of self-regulatory organizations, including FINRA, and are subject to the regulations of these organizations. The SEC and FINRA have stringent rules with respect to the net capital requirements and the marketing and trading activities of broker-dealers. Our broker-dealer subsidiaries, as well as our financial advisors and other personnel, must obtain all required state and FINRA licenses and registrations to engage in the securities business and take certain steps to maintain such registrations in good standing. SEC regulations also impose notice requirements and capital limitations on the payment of dividends by a broker-dealer to a parent.
Our financial advisors are representatives of a dual registrant that is registered both as an investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”) and as a broker-dealer. Our advisors are subject to various regulations that impact how they operate their practices, including those related to supervision, sales methods, trading practices, record-keeping and financial reporting. In addition, because our independent contractor advisor platform is structured as a franchise system, we are also subject to Federal Trade Commission and state franchise requirements. As a result of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), our financial advisors may in the future become subject to a fiduciary standard of conduct in connection with their broker-dealer activities that is no less stringent than what is currently applied to investment advisers under the Advisers Act. As noted earlier, we continue to see enhanced legislative and regulatory interest regarding retirement investing and financial advisors, including proposed rules, regulatory priorities or general discussion around transparency and disclosure in advisor compensation and recruiting, identifying and managing conflicts of interest and enhanced data collection.
Our financial advisors service clients who hold assets in IRAs and employer-sponsored retirement plan accounts. The Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions (absent an exemption) involving the assets of IRA and ERISA plan clients and certain transactions by the fiduciaries to the plans and IRAs. The Department of Labor continues to pursue regulations that would significantly expand the scope of who is considered an ERISA fiduciary and what activity constitutes acting as an ERISA fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries. These regulations focus on conflicts of interest related to investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts and other types of ERISA clients as well as how financial advisors are able to discuss IRA rollovers. On January 29, 2016, after a lengthy public comment period and public hearing, the Department of Labor sent a proposed fiduciary rule to the Office of Management and Budget where the rule remains confidential until the final rule is published in the Federal Register. We continue to review and analyze the potential impact of the proposed regulations on our clients and prospective clients, as well as the potential impact on our business. We cannot predict how any final regulations may differ from the proposed regulations.
Other agencies, exchanges and self-regulatory organizations of which certain of our broker-dealer subsidiaries are members, and subject to applicable rules and regulations of, include the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). Effective in August 2014, AFSI changed its registration from a Futures Commission Merchant to a Commodity Trading Advisor with the CFTC. In addition, certain subsidiaries may also be registered as insurance agencies and subject to the regulations described in the following sections.
Asset Management Regulation
In the U.S., certain of our asset management subsidiaries are registered as investment advisers under the Advisers Act and subject to regulation by the SEC. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, disclosure obligations and record-keeping, and operational and marketing restrictions. Our registered investment advisers may also be subject to certain obligations of the Investment Company Act based on their status as investment advisers to investment companies that we, or third parties, sponsor. As an outcome of the Dodd-Frank Act, Congress is considering whether to increase the frequency of examinations of SEC-registered investment advisers, including the authorization of one or more self-regulatory organizations to examine, subject to SEC oversight, SEC-registered investment advisers. On December 11, 2015, the SEC approved a proposed rule designed to enhance investor protection by limiting the use of derivatives by mutual funds, closed-end funds and ETFs, and requiring new risk management measures with respect to derivatives. Comments on the proposed rules are currently due at the end of the first quarter of 2016. We are currently assessing the impact of the proposed rule on our business, particularly with respect to mutual funds and ETFs managed by Columbia Management. The timing of the final rules and implementation timeframes are currently unclear. As noted earlier, we continue to see enhanced legislative and regulatory interest regarding financial services in the U.S. through rules (and those yet to be implemented), regulatory priorities or general discussion around risk retention requirements, expanded reporting requirements and transfer agent regulation.

Aspects of the regulation applicable to our Advice & Wealth Management segment also apply to our Asset Management segment. For example, Columbia Management Investment Distributors, Inc. is registered with the CFTC and NFA as well as registered as a broker-dealer for the limited purpose of acting as the principal underwriter and distributor for Columbia Management funds. Additionally, ERISA and the U.S. Department of Labor’s proposed fiduciary rule impacts our global asset management business and we continue to review and analyze the potential impact of the proposed regulations on our clients and prospective clients, as well as the potential impact on our business across each of our business lines.
In connection with rules adopted by the CFTC, certain of our subsidiaries are registered with the CFTC as a commodity trading advisor and commodity pool operator and are also members of the NFA. These rules adopted by the CFTC eliminated or limited previously available exemptions and exclusions from many CFTC requirements and impose additional registration and reporting requirements for operators of certain registered investment companies and certain other pooled vehicles that use or trade in futures, swaps and other derivatives that are subject to CFTC regulation.
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
In addition to the above, certain of our asset management subsidiaries, such as Threadneedle’s UK and other European subsidiaries, are required to comply with pan-European directives issued by the European Commission, as adopted by E.U. member states. For example, Threadneedle and certain of our other asset management subsidiaries are required to comply with the Markets in Financial Instruments Directive (“MiFID”), Alternative Investment Fund Managers Directive (“AIFMD”) and European Market Infrastructure Regulation (“EMIR”). These regulations are impacting the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. EMIR is the EU equivalent of Title VII Dodd-Frank (and provides a framework for the regulation of over the counter and exchange-traded derivative markets). EMIR is being implemented in a number of phases that began in August 2012. Similar to the developments in the U.S., we continue to see enhanced legislative and regulatory interest regarding financial services through international markets, including in the European Union where we have a substantial asset management business. These non-U.S. rules (and those yet to be implemented), proposed rules, regulatory priorities or general discussions may impact us directly or indirectly, including as a regulated entity or as a service provider to, or a business receiving services from or engaging in transactions with, regulated entities. For example, within the EU and the UK we have been, or will be, addressing Solvency II, UCITS V, Market Abuse Directive II, Markets in Financial Instruments Directive II and Market Abuse Regulation, Transparency Directive II, the FCA’s Asset Management Market Survey and Asset Management Senior Managers Regime and a financial transaction tax.
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
Threadneedle companies and activities are also subject to other local country regulations in Europe, Dubai, Hong Kong, Luxembourg, Malaysia, Taiwan, the U.S., South Korea, South America and Australia. Additionally, many of our subsidiaries, including Columbia Management, are also subject to foreign, state and local laws with respect to advisory services that are offered and provided by these subsidiaries, including services provided to government pension plans.
Other Securities Regulation
Ameriprise Certificate Company is regulated as an investment company under the Investment Company Act. As a registered investment company, Ameriprise Certificate Company must observe certain governance, disclosure, record-keeping, operational and marketing requirements. Ameriprise Certificate Company pays dividends to the parent company and is subject to capital requirements under applicable law and understandings with the SEC and the Minnesota Department of Commerce (Banking Division).
ATC is primarily regulated by the Minnesota Department of Commerce (Banking Division) and is subject to capital adequacy requirements under Minnesota law. It may not accept deposits or make personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of our business, including the activities of our trust company, fall within the compliance oversight of the U.S. Departments of Labor and Treasury, particularly regarding the enforcement of ERISA, and the tax reporting requirements applicable to such accounts. ATC, as well as our investment adviser subsidiaries, may be subject to ERISA, and the regulations thereunder, insofar as they act as a “fiduciary” under ERISA with respect to certain ERISA clients.
Protection and Annuities Regulation
Our insurance subsidiaries are subject to supervision and regulation by states and other territories where they are domiciled or otherwise licensed to do business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. The Minnesota Department of Commerce, the Wisconsin Office of the Commissioner of Insurance, and the New York State Department of Financial Services (the “Domiciliary Regulators”) regulate certain of the RiverSource Life companies, and the Property Casualty companies depending on each company’s state of domicile. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies and Property Casualty companies are regulated by each of the insurance regulators in the states where each is authorized to transact business. Financial regulation of our RiverSource Life companies and Property Casualty companies is extensive, and their financial transactions (such as intercompany dividends and investment activity) may be subject to pre-approval and/or continuing evaluation by the Domiciliary Regulators.
Aspects of the regulation applicable to our Advice & Wealth Management segment also apply to our Annuities and Protection segments. For example, RiverSource Distributors is registered with the CFTC and NFA as well as registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through AFSI and third-party channels. Additionally, ERISA and the U.S. Department of Labor’s proposed fiduciary rule impacts our insurance business and we continue to review and analyze the potential impact of the proposed regulations on our clients and prospective clients, as well as the potential impact on our business across each of our business lines.
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
RiverSource Life owns a block of residential mortgage loans. As an owner and servicer of residential mortgages, RiverSource Life must comply with applicable federal and state lending and foreclosure laws and is subject to the jurisdiction of the federal Consumer Finance Protection Bureau and certain state regulators relative to these mortgage loans.
Each of our insurance subsidiaries is subject to risk-based capital (“RBC”) requirements designed to assess the adequacy of an insurance company’s total adjusted capital in relation to its investment, insurance and other risks. The National Association of Insurance Commissioners (“NAIC”) has established RBC standards that all state insurance departments have adopted. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. Our RiverSource Life companies and Property Casualty companies are subject to various levels of regulatory intervention should their total adjusted statutory capital fall below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life, RiverSource Life of NY, IDS Property Casualty and Ameriprise Insurance Company maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2015:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$589	$3,800	645%
RiverSource Life of NY	44	333	748
IDS Property Casualty	121	684	563
Ameriprise Insurance Company	1	46	8,701
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

As part of its Solvency Modernization Initiative, in 2010 the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance, and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its Own Risk Solvency Assessment, which is a complete self-assessment of its risk management functions and capital adequacy. These laws have now been enacted by the domiciliary states of RiverSource Life and the Property Casualty companies: Minnesota, New York and Wisconsin. The reports have been completed and filed as required by the laws and regulations of those states.
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
Following the conversion of Ameriprise Bank, Ameriprise Financial deregistered as a savings and loan holding company and is no longer subject to consolidated regulation or supervision by the Federal Reserve System (“FRB”) as such, nor is it subject to the additional FRB requirements applicable to financial holding companies.
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
Privacy, Environmental Laws and USA Patriot Act
Many aspects of our business are subject to comprehensive legal requirements by a multitude of different functional regulators concerning the use and protection of personal information, including client and employee information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, an ever increasing number of state laws, EU data protection legislation as domestically implemented in the respective EU member states, and data protection rules in the other regions outside the U.S. and the EU in which we operate. We have also implemented policies and procedures in response to such requirements. We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve our business objectives and to best serve our clients.
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

Item 1A. Risk Factors
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
Our financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national or local in nature, include: (i) political, social, economic and market conditions; (ii) the availability and cost of capital; (iii) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (iv) technological changes and events; (v) U.S. and foreign government fiscal and tax policies; (vi) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (vii) the availability and cost of credit; (viii) inflation; (ix) investor sentiment and confidence in the financial markets; (x) terrorism and armed conflicts; and (xi) natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact client activity in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives.
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
During periods of increasing market interest rates, we offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance, fixed annuities and face-amount certificates, and we increase crediting rates on in-force products to keep these products competitive. Because yields on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in policy surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs (“DAC”) or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.
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
Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates or stagnancy of low interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates which increases the risk that we may have to reinvest the cash proceeds of these securities in lower-yielding or lower-credit instruments.
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
Financial strength ratings, which various ratings organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including: (i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting our relationships with our advisors and third-party distributors of our products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; (iv) requiring us to reduce prices for many of our products and services to remain competitive; and (v) adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.
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
Our businesses operate in intensely competitive industry segments. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product offerings and features, price, perceived financial strength, claims-paying ability and credit ratings. Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions. Certain of our competitors offer web-based financial services and discount brokerage services to individual clients. Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying ability or credit ratings than we do. Some of our competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it difficult for us to introduce new products and services. Some of our competitors’ proprietary products or technology could be similar to our own, and this could result in disputes that could impact our financial condition or results of operations. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This convergence could result in our competitors gaining greater resources, and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices.
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
We have made acquisitions and divestitures in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. Risks in divestiture transactions include difficulties in the separation of the disposed business, retention or obligation to indemnify certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us and unexpected difficulties in losing employees of the disposed business. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions, divestitures and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions or divestitures and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.
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
Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2015, 6% of our invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit holdings could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.
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
During periods of market disruption, including periods of significantly rising or high interest rates and rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable and may require greater estimation as well as valuation methods that are more sophisticated, which may result in values less than the value at which the investments may be ultimately sold. Further, rapidly changing and unexpected credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
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
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 18% of the carrying value of our investment portfolio as of December 31, 2015. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.
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
If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default or otherwise fail to fulfill their obligations, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.
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
We provide investment securities as collateral to our derivative counterparties which they may sell, pledge, or rehypothecate. We have exposure, under the relevant arrangement, if the collateral is not returned to us to the extent that the fair value of the collateral exceeds our liability. Additionally, we may also accept investment securities as collateral from our derivative counterparties, which we may sell, pledge, or rehypothecate. If the counterparties that we pledge the collateral to are not able to return these investment securities under the terms of the relevant arrangements, we would be required to deliver alternative investments or cash to our derivative counterparty, which could impact our liquidity and could adversely impact our financial condition or results of operations.
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
Unexpected changes in the severity or frequency of claims may affect the profitability of our auto and home insurance business. Recorded claim reserves in the auto and home insurance business are based on our best estimates of losses, both reported and incurred but not reported ("IBNR") claims, after considering known facts and interpretations of circumstances. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix and contractual terms. External factors are also considered, such as court decisions and changes in law, regulatory requirements, litigation trends, and price levels of medical services, auto and home repairs, and other economic conditions. Because reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. Increases in claim severity or frequency can also arise from unexpected events that are inherently difficult to predict. Although we pursue various loss management initiatives in our auto and home insurance business in order to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity or frequency. To address adverse trends in claims we may seek additional rate increases for our auto and home insurance business in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that we may seek.
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
We may be required to accelerate the amortization of DAC, which would increase our expenses.
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
For more information regarding DAC, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Deferred Acquisition Costs.”

Misconduct by our employees and advisors is difficult to detect and deter and could harm our business, results of operations or financial condition.
Misconduct by our employees and advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of our businesses and could include: (i) binding us to transactions that exceed authorized limits; (ii) hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses; (iii) improperly using, disclosing or otherwise compromising confidential information; (iv) recommending transactions that are not suitable; (v) engaging in fraudulent or otherwise improper activity, including the misappropriation of funds; (vi) engaging in unauthorized or excessive trading to the detriment of customers; or (vii) otherwise not complying with laws, regulations or our control procedures.
We cannot always deter misconduct by our employees and advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among our franchisee advisors who are not employees of our company presents additional challenges. We also cannot assure you that misconduct by our employees and advisors will not lead to a material adverse effect on our business, results of operations or financial condition.
A failure to protect our reputation could adversely affect our businesses.
Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, technological, cybersecurity, or other security breaches (including attempted breaches) resulting in improper disclosure of client or employee personal information, unethical behavior and the misconduct of our employees, advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees and advisors. Reputations may take decades to build, and any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
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
Our business is reliant upon internal and third-party personnel and technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, advisors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of our business operations, including the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information. To date, we have not experienced any material breaches of or interference with our systems and networks, however, we routinely encounter and address such threats. For example, in past years we and other financial institutions experienced distributed denial of service attacks intended to disrupt our clients’ online access. While we were able to detect and respond to these incidents without loss of client assets or information, we implemented additional security capabilities and will continue to assess our ability to monitor and respond to such threats. In addition to the foregoing, our experiences with cybersecurity and technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins, and unauthorized payment requests. Any such breaches or interference (including attempted breaches or interference) by third parties or by our advisors or employees that may occur in the future could have a material adverse impact on our business, financial condition or results of operations.

We are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain policies and procedures designed to protect sensitive client, employee, contractor and vendor information. We have implemented and maintain security measures designed to protect against breaches of security and other interference with our systems and networks resulting from attacks by third parties, including hackers, and from employee, advisor or service provider error or malfeasance. We also contractually require third-party vendors who, in the provision of services to us, are provided with access to our systems and information pertaining to our business or our clients, to meet certain information security standards. Changes in our client base, the mix of assets under management or administration and business model or technology platform changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality, may also require corresponding changes in our systems, networks and data security measures. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure you that our systems and networks will not be subject to attacks, breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or advisors or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all cybersecurity-related losses. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. We could also suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems or third-party systems we use, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
Protection from system interruptions and operating errors is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, or other failure in operational execution, it could harm our business.
Operating errors and system or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, causing harm to our business and reputation and resulting in loss of our advisors, clients or revenue. Interruptions could be caused by operational failures arising from service provider, employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, as well as from our maintenance of existing technology. Our financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software, equipment or systems and other events beyond our control. Although we have developed and maintain a comprehensive business continuity plan and require our key technology vendors and service providers to do the same, there are inherent limitations in such plans and they might not, despite testing and monitoring, operate as designed. Further, we cannot control the execution of any business continuity plans implemented by our service providers.
We rely on third-party service providers and vendors for certain communications, technology and business functions, and we face the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. For example, most of our applications run on a technology infrastructure managed on an outsourced basis by IBM since 2002. Under this arrangement, IBM is responsible for all mainframe, mid-range, computing network and storage operations, which includes a portion of our web hosting operations, and we are subject to the risks of any operational failure, termination or other restraints in this arrangement. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, long/short trading strategies or multiple portfolios or funds, and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.

Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.
We have devoted significant resources to develop our risk management policies and procedures and will continue to do so. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically-derived correlations upon which these methods are based may not be valid. As a result, these methods may not predict future exposures accurately, which could be significantly greater than what our models indicate. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.
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
Insurance and securities laws and regulations regulate the ability of many of our subsidiaries (such as our insurance and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other permitted payments. See Item 1 of this Annual Report on Form 10-K - “Regulation” as well as the information contained in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” In addition to the various regulatory restrictions that constrain our subsidiaries’ ability to pay dividends or make other permitted payments to our company, the rating organizations impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries. The value of assets on the company-level balance sheets of our subsidiaries is a significant factor in determining these restrictions and capital requirements. As asset values decline, our and our subsidiaries’ ability to pay dividends or make other permitted payments can be reduced. Additionally, the various asset classes held by our subsidiaries, and used in determining required capital levels, are weighted differently or are restricted as to the proportion in which they may be held depending upon their liquidity, credit risk and other factors. Volatility in relative asset values among different asset classes can alter the proportion of our subsidiaries’ holdings in those classes, which could increase required capital and constrain our and our subsidiaries’ ability to pay dividends or make other permitted payments. The regulatory capital requirements and dividend-paying ability of our subsidiaries may also be affected by a change in the mix of products sold by such subsidiaries. For example, fixed annuities typically require more capital than variable annuities, and an increase in the proportion of fixed annuities sold in relation to variable annuities could increase the regulatory capital requirements of our life insurance subsidiaries. This may reduce the dividends or other permitted payments which could be made from those subsidiaries in the near term without the rating organizations viewing this negatively. Further, the capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory scrutiny and intervention, which could negatively affect our and our subsidiaries’ ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary and advisable to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our excess capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.

The operation of our business in foreign markets and our investments in non-U.S. denominated securities and investment products subjects us to exchange rate and other risks in connection with international operations and earnings and income generated overseas.
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
In addition, conducting and increasing our international operations subjects us to new risks that, generally, we have not faced in the U.S., including: (i) unexpected changes in foreign regulatory requirements, (ii) difficulties in managing and staffing international operations, (iii) potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earning, (iii) the localization of our solutions and related costs, (iv) the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations; (v) increased financial accounting and reporting burdens and complexities; and (vi) political, social and economic instability abroad. The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries will produce desired levels of revenues or profitability.
The occurrence of natural or man-made disasters and catastrophes could adversely affect our results of operations and financial condition.
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism, insurrections and military actions, could adversely affect our results of operations or financial condition. Such disasters and catastrophes may damage our facilities, preventing our employees and financial advisors from performing their roles or otherwise disturbing our ordinary business operations and by impacting insurance claims, as described below. These impacts could be particularly severe to the extent they affect our computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact us indirectly by changing the condition and behaviors of our customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.
The potential effects of natural and man-made disasters and catastrophes on certain of our businesses include but are not limited to the following: (i) a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under our insurance policies; (ii) significant widespread property damage may materially increase the amount of claims submitted under our property casualty insurance policies; (iii) an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of our reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; and (iv) declines and volatility in the financial markets may decrease the value of our assets under management and administration, which could harm our financial condition and reduce our management fees.
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
Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and international laws and regulations. For a discussion of the regulatory framework in which we operate, see Item 1 of this Annual Report on Form 10-K - “Business - Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. Any enforcement actions, investigations or other proceedings brought against us or our subsidiaries, directors, employees or advisors by our regulators may result in fines, injunctions or other disciplinary actions that could harm our reputation or impact our results of operations. Further, any changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Such changes may impact our operations and profitability and the practices of our advisors, including with respect to the scope of products and services provided, the manner in which products and services are marketed and sold and the incurrence of additional costs of doing business. Ongoing changes to regulation and oversight of the financial industry may produce results, the full impact of which cannot be immediately ascertained. In addition, we expect the worldwide demographic trend of population aging will cause policymakers to continue to focus on the framework of U.S. and non-U.S. retirement systems, which may drive additional changes regarding the manner in which individuals plan for and fund their retirement, the extent of government involvement in retirement savings and funding, the regulation of retirement products and services and the oversight of industry participants. For example, we continue to see enhanced legislative and regulatory interest regarding retirement investing, financial advisors and investment professionals, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. Any incremental requirements, costs and risks imposed on us in connection with such current or future legislative or regulatory changes may constrain our ability to market our products and services to potential customers, and could negatively impact our profitability and make it more difficult for us to pursue our growth strategy.
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

Any mandated reductions or restructuring of the fees we charge for our products and services resulting from regulatory initiatives or proceedings could reduce our revenues and/or earnings. Fees paid by mutual funds in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act and by other sources of managed products are commonly found as a means for product manufacturers and distribution platforms to address the costs of these products and investor education. The SEC has in the past and could again propose measures that would establish a new framework to repeal Rule 12b-1. Certain industry-wide reduction or restructuring of Rule 12b-1 fees, or other servicing fees, could impact our ability to distribute our own mutual funds and/or the fees we receive for distributing other companies’ mutual funds, which could, in turn, impact our revenues and/or earnings.
On April 20, 2015, the Department of Labor proposed regulations seeking to change the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided to account holders in 401(k) plans and IRAs and other types of ERISA clients. On January 29, 2016, after a lengthy public comment period and public hearing, the Department of Labor sent a proposed fiduciary rule to the Office of Management and Budget where the rule remains confidential until the final rule is published in the Federal Register. These regulations focus on conflicts of interest related to investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts and other types of ERISA clients as well as how financial advisors are able to discuss IRA rollovers. Qualified accounts, specifically IRAs, make up a significant portion of our assets under management and administration. We are continuing to review and analyze the potential impact of the proposed regulations on our clients and prospective clients as well as the potential impact on our business. We cannot predict how any final regulations may differ from the proposed regulation. If final regulations were to be issued with provisions substantially similar to the proposed regulations, they could impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investments and services for qualified accounts, any of which could negatively impact our results of operations.
Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices and their use of affiliated captive insurers. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual becomes the effective reserve valuation method for the RiverSource Life companies when adopted by 42 jurisdictions that account for at least 75% of U.S. insurance premiums combined and by Minnesota and New York. To date, 39 states have adopted the valuation manual, which does not include Minnesota or New York. A three-year transition period is available to defer implementation of this reserve standard. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements on our insurance businesses. Further, we cannot predict the effect that proposed federal legislation may have on our businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury or by any of the Domiciliary Regulators or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see the information provided under the heading “Regulation - Insurance Regulation” contained in Part I, Item 1 of this Annual Report on Form 10-K.
Changes in the supervision and regulation of the financial industry, both domestically and internationally, could materially impact our results of operations, financial condition and liquidity.
The Dodd-Frank Act, enacted into law in 2010 called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of other provisions remain subject to additional studies and will not be known until regulatory agencies adopt final rules. The full impact of the Dodd-Frank Act on our company, the financial industry and the economy cannot be known until the rules and regulations called for under the Act have been finalized, and, in some cases, implemented over time.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior period financial statements.
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
Many of the products we issue or on which our businesses are based (including both insurance products and non-insurance products) receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain of our products and thus make such products less attractive to clients.
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
The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including: (i) changes in expectations concerning our future financial performance and the future performance of the financial services industry in general, including financial estimates and recommendations by securities analysts; (ii) differences between our actual financial and operating results and those expected by investors and analysts; (iii) our strategic moves and those of our competitors, such as acquisitions, divestitures or restructurings; (iv) changes in the regulatory framework of the financial services industry and regulatory action; (v) changes in and the adoption of accounting standards and securities and insurance rating agency processes and standards applicable to our businesses and the financial services industry; and (vi) changes in general economic or market conditions.
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
Our certificate of incorporation and bylaws and Delaware law contain provisions intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others: (i) elimination of the right of our shareholders to act by written consent; (ii) rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings, either directly or through proxies; (iii) the right of our board of directors to issue preferred stock without shareholder approval; and (iv) limitations on the rights of shareholders to remove directors.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, an 848,000 square foot building that we lease, and our 885,000 square foot Client Service Center, which we own. Our lease term for the Ameriprise Financial Center began in November 2000 and extends for 20 years, with several options to extend the term. Our aggregate annual rent for the Ameriprise Financial Center is $15 million. Ameriprise Financial, Inc. also: (i) owns the 171,000 square foot Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota, which can also serve as a disaster recovery site, if necessary; and (ii) owns a 99,000 square foot service center in Las Vegas, Nevada that houses certain Ameriprise Advisor Center, Ameriprise Auto & Home Insurance, service delivery, technology and human resources employees.
Ameriprise Auto and Home Insurance leases approximately 132,000 square feet at its corporate headquarters in DePere, Wisconsin, a suburb of Green Bay. The lease has a twenty-year term expiring in 2024 with an option to renew the lease for up to six renewal terms of five years each. Ameriprise Auto and Home Insurance also leases a 34,000 square foot office space in Phoenix, Arizona with a lease term expiring in 2019.
Threadneedle moved to new office space in London in early 2015 where it occupies approximately 65,000 square feet of a shared building under a lease expiring in 2029. In addition, Threadneedle also leases an office in Swindon, UK where it occupies approximately 8,000 square feet. Threadneedle also leases property in a number of other cities to support its global operations, including in Chile, Denmark, Dubai, France, Germany, Geneva, Netherlands, Hong Kong, Luxembourg, Malaysia, Singapore, Spain, Taiwan and South Korea.
Columbia Management leases offices in Boston containing approximately 156,000 square feet under a lease that expires in 2021 and facilities in New York City containing approximately 90,000 square feet under a lease expiring in 2019. In addition, Seligman occupies a space of approximately 11,000 square feet in Menlo Park, California under a lease that expires in 2023, and Columbia Wanger leases 48,000 square feet in Chicago, Illinois under a lease that expires in 2019.
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
Item 3. Legal Proceedings
For a discussion of material legal proceedings, see Note 23 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 12, 2016, we had approximately 15,429 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2015 Annual Report to Shareholders and is incorporated herein by reference.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2015:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2015
Share repurchase program(1)	1,224,152	$111.86	1,224,152	$416,551,831
Employee transactions(2)	9,567	$114.05	N/A	N/A
November 1 to November 30, 2015
Share repurchase program(1)	1,215,928	$115.10	1,215,928	$276,592,969
Employee transactions(2)	14,615	$116.21	N/A	N/A
December 1 to December 31, 2015
Share repurchase program(1)	1,599,649	$108.08	1,599,649	$2,603,697,324
Employee transactions(2)	1,709	$110.79	N/A	N/A
Totals
Share repurchase program(1)	4,039,729	$111.34	4,039,729
Employee transactions(2)	25,891	$115.05	N/A
	4,065,620		4,039,729
N/A  Not applicable.
(1) On April 28, 2014, we announced that our Board of Directors authorized us to repurchase up to $2.5 billion worth of our common stock through April 28, 2016. On December 7, 2015, we announced that our Board of Directors authorized us to repurchase up to an additional $2.5 billion worth of our common stock through December 31, 2017. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means.
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

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial information derived from our audited Consolidated Financial Statements as of December 31, 2015, 2014, 2013, 2012 and 2011 and for the five-year period ended December 31, 2015. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Income Statement Data:
Total net revenues	$12,170	$12,268	$11,199	$10,217	$10,192
Total expenses	10,028	9,721	9,229	8,979	8,745

Income from continuing operations	$1,687	$2,002	$1,478	$903	$1,070
Loss from discontinued operations, net of tax	—	(2)	(3)	(2)	(60)
Net income	1,687	2,000	1,475	901	1,010
Less: Net income (loss) attributable to noncontrolling interests	125	381	141	(128)	(106)
Net income attributable to Ameriprise Financial	$1,562	$1,619	$1,334	$1,029	$1,116

Earnings Per Share Attributable to Ameriprise Financial, Inc. Common Shareholders:
Basic
Income from continuing operations	$8.60	$8.46	$6.58	$4.71	$4.87
Loss from discontinued operations	—	(0.01)	(0.02)	(0.01)	(0.25)
Net income	$8.60	$8.45	$6.56	$4.70	$4.62
Diluted
Income from continuing operations	$8.48	$8.31	$6.46	$4.63	$4.77
Loss from discontinued operations	—	(0.01)	(0.02)	(0.01)	(0.24)
Net income	$8.48	$8.30	$6.44	$4.62	$4.53
Cash Dividends Declared Per Common Share	$2.59	$2.26	$2.01	$1.15	$1.15

	December 31,
	2015	2014	2013	2012	2011
	(in millions)
Balance Sheet Data:
Investments(1)	$34,144	$35,582	$35,735	$36,877	$39,953
Separate account assets	80,349	83,256	81,223	72,397	66,780
Total assets	145,259	148,810	144,576	134,729	132,307
Policyholder account balances, future policy benefits and claims	29,699	30,350	29,620	31,217	31,710
Separate account liabilities	80,349	83,256	81,223	72,397	66,780
Customer deposits	8,634	7,664	7,062	6,526	9,850
Long-term debt(1)	2,707	3,062	2,720	2,403	2,393
Short-term borrowings	200	200	500	501	504
Total liabilities	136,854	139,505	135,344	125,017	122,613
Total Ameriprise Financial, Inc. shareholders’ equity	7,217	8,124	8,192	9,092	8,988
Noncontrolling interests’ equity	1,188	1,181	1,040	620	706
(1) Represents amounts before consolidated investment entities, as reported on our Consolidated Balance Sheets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements,” our Consolidated Financial Statements and Notes that follow and the “Consolidated Five-Year Summary of Selected Financial Data” and the “Risk Factors” included in our Annual Report on Form 10-K. References to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $776 billion in assets under management and administration as of December 31, 2015. For additional discussion of our businesses, see Part I, Item 1 of this Annual Report on Form 10-K.
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
In the third quarter of the year, we conduct our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, we update valuation assumptions and the impact is reflected as part of our annual review of life insurance and annuity valuation assumptions and modeling changes (“unlocking”). The favorable unlocking impact in 2015 primarily reflected improved policyholder behavior, an update to market-related inputs related to our living benefit valuation and model changes that more than offset the difference between our previously assumed interest rates versus the continued low interest rate environment. In addition, our annual review of our closed long term care business resulted in no loss recognition as better-than-expected premium increases, which were reflected in our projections, offset higher morbidity and lower interest rates. The unfavorable unlocking impact in 2014 primarily reflected lower than previously assumed interest rates, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. See our Consolidated and Segment Results of Operations sections below for the pretax impacts on our revenues and expenses attributable to unlocking and additional discussion of the drivers of the unlocking impact.

We consolidate certain collateralized loan obligations (“CLOs”) and property funds for which we provide asset management services. These entities are defined as consolidated investment entities (“CIEs”). While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. For further information on CIEs, see Note 4 to our Consolidated Financial Statements. Changes in the valuation of the CIE assets and liabilities impact pretax income. The net income (loss) of the CIEs is reflected in net income (loss) attributable to noncontrolling interests. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the assets and liabilities related to the CIEs, primarily syndicated loans and debt, are reflected in net investment income. We continue to include the fees from these entities in the management and financial advice fees line within our Asset Management segment.
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Years Ended December 31,
	2015	2014
	(in millions)
Total net revenues	$12,170	$12,268
Less: Revenue attributable to CIEs	446	651
Less: Net realized investment gains	4	37
Less: Market impact on indexed universal life benefits	7	(11)
Less: Market impact of hedges on investments	(21)	—
Operating total net revenues	$11,734	$11,591

	Years Ended December 31,		Per Diluted Share Years Ended December 31,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net income	$1,687	$2,000
Less: Net income attributable to noncontrolling interests	125	381
Net income attributable to Ameriprise Financial	1,562	1,619	$8.48	$8.30
Less: Loss from discontinued operations, net of tax	—	(2)	—	(0.01)
Net income from continuing operations attributable to Ameriprise Financial	1,562	1,621	8.48	8.31
Add: Integration/restructuring charges, net of tax(1)	3	—	0.02	—
Add: Market impact on variable annuity guaranteed benefits, net of tax(1)	139	61	0.75	0.31
Add: Market impact on indexed universal life benefits, net of tax(1)	1	4	0.01	0.02
Add: Market impact of hedges on investments, net of tax(1)	14	—	0.08	—
Less: Net realized investment gains, net of tax(1)	3	24	0.02	0.12
Operating earnings	$1,716	$1,662	$9.32	$8.52

Weighted average common shares outstanding:
Basic	181.7	191.6
Diluted	184.2	195.0
(1) Calculated using the statutory tax rate of 35%.
The following table reconciles the trailing twelve months' sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Years Ended December 31,
	2015	2014
	(in millions)
Net income attributable to Ameriprise Financial	$1,562	$1,619
Less: Loss from discontinued operations, net of tax	—	(2)
Net income from continuing operations attributable to Ameriprise Financial	1,562	1,621
Less: Adjustments(1)	(154)	(41)
Operating earnings	$1,716	$1,662

Total Ameriprise Financial, Inc. shareholders’ equity	$7,808	$8,270
Less: AOCI, net of tax	516	734
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	7,292	7,536
Less: Equity impacts attributable to CIEs	216	311
Operating equity	$7,076	$7,225

Return on equity from continuing operations, excluding AOCI	21.4%	21.5%
Operating return on equity, excluding AOCI(2)	24.3%	23.0%
(1) Adjustments reflect the trailing twelve months’ sum of after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact of hedges to offset interest rate change on unrealized gains or losses for certain investments; and integration and restructuring charges. After-tax is calculated using the statutory tax rate of 35%.
(2) Operating return on equity, excluding AOCI, is calculated using the trailing twelve months of earnings excluding the after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact of hedges to offset interest rate change on unrealized gains or losses for certain investments; integration and restructuring charges; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 35%.

Critical Accounting Policies and Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. The accounting and reporting policies and estimates we have identified as fundamental to a full understanding of our consolidated results of operations and financial condition are described below. See Note 2 to our Consolidated Financial Statements for further information about our accounting policies.
Valuation of Investments
The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. The fair value of our Available-for-Sale securities at December 31, 2015 was primarily obtained from third-party pricing sources. For a discussion on our accounting policies related to the valuation of our investments and other-than-temporary impairments, see Note 2 and Note 14 to our Consolidated Financial Statements.
Deferred Acquisition Costs
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
We monitor principal DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin, variable annuity benefit utilization and maintenance expense levels each quarter and, when assessed independently, each could impact our DAC balance.
The analysis of the DAC balance and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.
Non-Traditional Long-Duration Products
For our non-traditional long-duration products (including variable and fixed annuity contracts, universal life (“UL”) and variable universal life (“VUL”) insurance products), our DAC balance at any reporting date is based on projections that show management expects there to be estimated gross profits (“EGPs”) after that date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions about financial markets, mortality levels and contractholder and policyholder behavior over periods extending well into the future. Projection periods used for our annuity products are typically 30 to 50 years and for our UL insurance products 50 years or longer. Management regularly monitors financial market conditions and actual contractholder and policyholder behavior experience and compares them to its assumptions.
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.
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

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income (1)
(in millions)
Decrease in future near- and long-term fixed income returns by 100 basis points	$(62)

Decrease in future near-term equity fund growth returns by 100 basis points	$(41)
Decrease in future long-term equity fund growth returns by 100 basis points	(32)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(73)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.
Traditional Long-Duration Products
For our traditional long-duration products (including traditional life, disability income (“DI”) and long term care (“LTC”) insurance products), our DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, premium rate increases, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing deems to be inadequate. Projection periods used for our traditional life insurance are up to 30 years. Projection periods for our LTC insurance products are often 50 years or longer and projection periods for our DI products can be up to 45 years.
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
The assumptions for LTC insurance products include interest rates, premium rate increases, persistency rates and morbidity rates. These assumptions are management's best estimate from previous loss recognition and thus no longer provide for adverse deviations in experience.
Policyholder Account Balances, Future Policy Benefits and Claims
We establish reserves to cover the risks associated with non-traditional and traditional long-duration products and short-duration products. Reserves for non-traditional long-duration products include the liabilities related to guaranteed benefit provisions added to variable annuity contracts, variable and fixed annuity contracts and UL and VUL policies and the embedded derivatives related to variable annuity contracts, equity indexed annuities (“EIA”) and indexed universal life (“IUL”) insurance. Reserves for traditional long-duration products are established to provide adequately for future benefits and expenses for term life, whole life, DI and LTC insurance products. Reserves for short-duration products are established to provide adequately for incurred losses primarily related to auto and home policies.
The establishment of reserves is an estimation process using a variety of methods, assumptions and data elements. If actual experience is better than or equal to the results of the estimation process, then reserves should be adequate to provide for future benefits and expenses. If actual experience is worse than the results of the estimation process, additional reserves may be required.
Changes in future policy benefits and claims are reflected in earnings in the period adjustments are made. Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.
Non-Traditional Long-Duration Products
Liabilities for fixed account values on variable and fixed deferred annuities and UL and VUL policies are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.
A portion of our UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 11 to our Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
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
In determining the liabilities for GMDB, GGU, GMIB and the life contingent benefits associated with GMWB, we project these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The amounts in the table above in “Deferred Acquisition Costs” include the estimated impact to benefits and claims expense related to variable annuity guarantees resulting from a decrease of 100 basis points in various rate assumptions.
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. See Note 14 to our Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.
Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.75% to 9.38% at December 31, 2015, depending on year of issue, with an average rate of approximately 4.45%.
Traditional Long-Duration Products
The liabilities for traditional long-duration products include liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.
Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 5% and 6.25% for DI and LTC claims, respectively, at December 31, 2015. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for our experience.
Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on our experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 3.25% to 10% at December 31, 2015, depending on policy form, issue year and policy duration. Anticipated interest rates for DI policies ranged from 4% to 7.5% at December 31, 2015, depending on policy form, issue year and policy duration. Anticipated interest rates for LTC policy reserves can vary by plan and year and ranged from 6.37% to 9.4% at December 31, 2015.
For term life, whole life, DI and LTC polices, we utilize best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests annually in the third quarter of each year using best estimate assumptions without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions are locked in and used in subsequent valuations. The assumptions for LTC insurance products are management's best estimate from previous loss recognition and thus no longer provide for adverse deviations in experience.
Short-Duration Products
The liabilities for short-duration products primarily include auto and home reserves comprised of amounts determined from loss reports on individual claims, as well as amounts based on historical loss experience for losses incurred but not yet reported. Such liabilities are based on estimates. Our methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings in the period such adjustments are made.
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
For further details on the types of derivatives we use and how we account for them, see Note 2, Note 14 and Note 16 to our Consolidated Financial Statements. For discussion of our market risk exposures and hedging program and related sensitivity testing, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
Income Tax Accounting
Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items. Estimates and judgments are re-evaluated on a continual basis as regulatory and business factors change. In the event that the ultimate tax treatment of items differs from our estimates, we may be required to significantly change the provision for income taxes recorded in our Consolidated Financial Statements.
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
See Note 2 and Note 21 to our Consolidated Financial Statements for additional information on our accounting policies for income taxes and our valuation allowance.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations and financial condition, see Note 3 to our Consolidated Financial Statements.
Sources of Revenues and Expenses
Management and Financial Advice Fees
Management and financial advice fees relate primarily to fees earned from managing mutual funds, separate account and wrap account assets and institutional investments, as well as fees earned from providing financial advice, administrative services (including transfer agent and administration fees earned from providing services to retail mutual funds) and other custodial services. Management and financial advice fees include performance-based incentive management fees, which we may receive on certain management contracts. Management and financial advice fees also include mortality and expense risk fees.

Distribution Fees
Distribution fees primarily include point-of-sale fees (such as mutual fund front-end sales loads) and asset-based fees (such as 12b-1 distribution and shareholder service fees). Distribution fees also include amounts received under marketing support arrangements for sales of mutual funds and other companies’ products, such as through our wrap accounts, as well as surrender charges on fixed and variable universal life insurance and annuities.
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
Premiums
Premiums include premiums on auto and home insurance, traditional life and health (DI and LTC) insurance and immediate annuities with a life contingent feature and are net of reinsurance premiums.
Other Revenues
Other revenues primarily include variable annuity guaranteed benefit rider charges and fixed and variable universal life insurance charges, which consist of cost of insurance charges (net of reinsurance premiums and cost of reinsurance for UL insurance products) and administrative charges. We also record revenue related to consolidated property funds managed by Threadneedle. These revenues represent rental income of managed properties and changes in the fair value of real estate held in consolidated property funds.
For discussion of our accounting policies on revenue recognition, see Note 2 to our Consolidated Financial Statements.
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
The following table presents detail regarding our AUM and AUA:

	December 31,
	2015	2014	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$179.5	$174.1	$5.4	3%
Asset Management AUM	471.9	505.6	(33.7)	(7)
Corporate & Other AUM	0.7	0.8	(0.1)	(13)
Eliminations	(23.1)	(21.9)	(1.2)	(5)
Total Assets Under Management	629.0	658.6	(29.6)	(4)
Total Assets Under Administration	147.7	147.6	0.1	—
Total AUM and AUA	$776.7	$806.2	$(29.5)	(4)%
Total AUM decreased $29.6 billion, or 4%, to $629.0 billion as of December 31, 2015 compared to $658.6 billion as of December 31, 2014 due to a $33.7 billion decrease in Asset Management AUM driven by net outflows, retail fund distributions and a negative impact of foreign currency translation and a $5.4 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows, partially offset by market depreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

Consolidated Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table presents our consolidated results of operations:

	Years Ended December 31,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$5,950	$5,810	$140	2%
Distribution fees	1,847	1,894	(47)	(2)
Net investment income	1,688	1,741	(53)	(3)
Premiums	1,455	1,385	70	5
Other revenues	1,260	1,466	(206)	(14)
Total revenues	12,200	12,296	(96)	(1)
Banking and deposit interest expense	30	28	2	7
Total net revenues	12,170	12,268	(98)	(1)
Expenses
Distribution expenses	3,276	3,236	40	1
Interest credited to fixed accounts	668	713	(45)	(6)
Benefits, claims, losses and settlement expenses	2,261	1,982	279	14
Amortization of deferred acquisition costs	354	367	(13)	(4)
Interest and debt expense	387	328	59	18
General and administrative expense	3,082	3,095	(13)	—
Total expenses	10,028	9,721	307	3
Income from continuing operations before income tax provision	2,142	2,547	(405)	(16)
Income tax provision	455	545	(90)	(17)
Income from continuing operations	1,687	2,002	(315)	(16)
Loss from discontinued operations, net of tax	—	(2)	2	NM
Net income	1,687	2,000	(313)	(16)
Less: Net income attributable to noncontrolling interests	125	381	(256)	(67)
Net income attributable to Ameriprise Financial	$1,562	$1,619	$(57)	(4)%
NM Not Meaningful.
Overall
Income from continuing operations before income tax provision decreased $405 million, or 16%, to $2.1 billion for the year ended December 31, 2015 compared to $2.5 billion for the prior year primarily reflecting a $256 million decrease in net income from CIEs, a negative market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), a $42 million benefit in the prior year from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds compared to a $6 million benefit for the current year, an increase in provision for estimated losses for our auto and home business, higher life and LTC insurance claims, fixed annuity net outflows, a negative impact of foreign exchange, asset management net outflows, a decrease in net realized investment gains, the unfavorable market impact of hedges on investments and the impact on DAC and DSIC from actual versus expected market performance, partially offset by the favorable impact of unlocking, higher asset management performance fees, wrap account net inflows, market appreciation, and lower performance-based compensation expense.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $214 million for the year ended December 31, 2015 compared to an expense of $94 million for the prior year. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was an expense of $19 million for the year ended December 31, 2015 reflecting unfavorable equity market returns compared to a benefit of $26 million for the prior year reflecting favorable equity market and bond fund returns.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the years ended December 31:

Pretax Increase (Decrease)	2015	2014
	(in millions)
Premiums	$(3)	$—
Other revenues	8	(29)
Total revenues	5	(29)

Benefits, claims, losses and settlement expenses	(58)	6
Amortization of DAC	15	8
Total expenses	(43)	14
Total(1)	$48	$(43)
(1) Includes a $6 million net benefit related to the market impact on variable annuity guaranteed benefits and indexed universal life benefits for the year ended December 31, 2015.
Net Revenues
Net revenues decreased $98 million, or 1%, to $12.2 billion for the year ended December 31, 2015 compared to $12.3 billion for the prior year primarily due to a decrease in other revenues, partially offset by an increase in management and financial advice fees.
Management and financial advice fees increased $140 million, or 2%, to $6.0 billion for the year ended December 31, 2015 compared to $5.8 billion for the prior year primarily due to higher asset-based fees driven by an increase in average AUM and a $39 million increase in performance fees. Average AUM increased $2.1 billion to $653.5 billion for the year ended December 31, 2015 compared to $651.4 billion for the prior year primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows and the negative impact of foreign currency translation. See our discussion on the changes in AUM in our segment results of operations section below.
Distribution fees decreased $47 million, or 2%, to $1.8 billion for the year ended December 31, 2015 compared to $1.9 billion for the prior year primarily due to lower client activity.
Net investment income decreased $53 million, or 3%, to $1.7 billion for the year ended December 31, 2015 compared to $1.7 billion for the prior year due to a $76 million decrease in investment income on fixed maturities primarily due to low interest rates, a $21 million loss related to the market impact of hedges on investments and a $33 million decrease in net realized investment gains, partially offset by a $74 million increase in net investment income of CIEs.
Premiums increased $70 million, or 5%, to $1.5 billion for the year ended December 31, 2015 compared to $1.4 billion for the prior year primarily due to a 3% increase in auto and home policies in force.
Other revenues decreased $206 million, or 14%, to $1.3 billion for the year ended December 31, 2015 compared to $1.5 billion for the prior year due to a $278 million decrease in other revenues of CIEs primarily due to lower gains from changes in the fair value of real estate held in the consolidated property funds, partially offset by the impact of unlocking and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates. Other revenues for the year ended December 31, 2015 included an $8 million favorable impact from unlocking compared to a $29 million negative impact in the prior year. The primary driver of the unlocking impact to other revenues for the year ended December 31, 2015 was a positive impact from model updates related to our indexed universal life product, partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses increased $307 million, or 3%, to $10.0 billion for the year ended December 31, 2015 compared to $9.7 billion for the prior year primarily due to an increase in benefits, claims, losses and settlement expenses.
Distribution expenses increased $40 million, or 1%, to $3.3 billion for the year ended December 31, 2015 compared to $3.2 billion for the prior year driven by higher advisor compensation due to growth in average assets under management.
Interest credited to fixed accounts decreased $45 million, or 6%, to $668 million for the year ended December 31, 2015 compared to $713 million for the prior year driven by lower average fixed annuity account balances. Average fixed annuity account balances decreased $1.3 billion, or 11%, to $11.3 billion for the year ended December 31, 2015 compared to the prior year due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates.

Benefits, claims, losses and settlement expenses increased $279 million, or 14%, to $2.3 billion for the year ended December 31, 2015 compared to $2.0 billion for the prior year primarily reflecting the following items:

•
The year ended December 31, 2015 included a $58 million benefit from unlocking compared to a $6 million expense in the prior year. The unlocking impact for the year ended December 31, 2015 primarily reflected an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the continued low interest rate environment. The unlocking impact for the prior year reflected lower than previously assumed interest rates, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption.

•
A $106 million increase related to our auto and home business due to an increase in the provision for estimated losses reflecting the impact of growth in exposures due to a 3% increase in policies in force, higher 2015 accident year loss ratio assumptions and prior year development. In 2015, we increased our claims reserves $57 million primarily related to the 2014 and prior accident years auto liability coverages. This increase was driven by elevated frequency and severity experience for auto injury claims, as well as a lower than expected level of impact in improving the outcome of 2014 and prior accident year existing claims. Auto and home losses for the prior year included a $30 million increase to prior accident year loss reserves resulting from adverse development in the 2013 and prior accident years auto liability coverage and a $60 million increase to loss reserves for estimated losses including incurred but not reported (“IBNR”) claims resulting from further adverse loss development observed primarily in the 2014 auto book of business. Catastrophe losses were $72 million for the year ended December 31, 2015 compared to $66 million for the prior year.

•
A $17 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expenses compared to the prior year due to a $50 million benefit for the year ended December 31, 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $7 million benefit for the year ended December 31, 2015.

•	A $20 million increase in life insurance claims compared to the prior year primarily due to larger claims.

•
A $19 million increase in LTC claims compared to the prior year primarily due to an increase in the number of open claims and an update in claim reserve assumptions partially offset by a higher interest rate used for LTC claims and the release of additional LTC reserves.

•	A $28 million favorable impact in 2015 from updating future experience assumptions relating to life rider benefits.

•
A $78 million increase in expense compared to the prior year from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $68 million for the year ended December 31, 2015 compared to a favorable impact of $146 million for the prior year.

•
A $60 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of a favorable $785 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $843 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $2 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•	Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in lower expense in 2015 compared to 2014.

•
Equity market and volatility impacts on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense in 2015 compared to a benefit in 2014.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year.

Interest and debt expense increased $59 million, or 18%, to $387 million for the year ended December 31, 2015 compared to $328 million for the prior year due to new CLOs launched in 2015.
Income Taxes
Our effective tax rate on income from continuing operations including income attributable to noncontrolling interests was 21.3% for the year ended December 31, 2015 compared to 21.4% for the prior year. Our effective tax rate on income from continuing operations excluding income attributable to noncontrolling interests was 22.6% for the year ended December 31, 2015 compared to 25.2% for the prior year. The effective tax rate for the year ended December 31, 2015 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.

Results of Operations by Segment
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
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
The following table presents summary financial information by segment:

	Years Ended December 31,
	2015	2014
	(in millions)
Advice & Wealth Management
Net revenues	$5,013	$4,806
Expenses	4,154	4,014
Operating earnings	$859	$792
Asset Management
Net revenues	$3,254	$3,320
Expenses	2,493	2,532
Operating earnings	$761	$788
Annuities
Net revenues	$2,541	$2,591
Expenses	1,891	1,958
Operating earnings	$650	$633
Protection
Net revenues	$2,384	$2,287
Expenses	2,201	2,041
Operating earnings	$183	$246
Corporate & Other
Net revenues	$3	$4
Expenses	202	234
Operating loss	$(199)	$(230)
The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

	Years Ended December 31,
	2015		2014
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Premiums	$—	$(3)	$—	$—
Other revenues	—	(5)	—	(29)
Total revenues	—	(8)	—	(29)

Benefits, claims, losses and settlement expenses	(61)	6	5	1
Amortization of DAC	(5)	10	17	(9)
Total expenses	(66)	16	22	(8)
Total	$66	$(24)	$(22)	$(21)

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2015	2014
	(in billions)
Beginning balance	$174.7	$153.5
Net flows(1)	11.1	14.2
Market appreciation (depreciation) and other(1)	(5.3)	7.0
Ending balance	$180.5	$174.7

Advisory wrap account assets ending balance(2)	$178.9	$173.5
Average advisory wrap account assets(3)	$178.5	$163.9
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
Wrap account assets increased $5.8 billion, or 3%, during the year ended December 31, 2015 due to net inflows of $11.1 billion, partially offset by market depreciation and other of $5.3 billion. Average advisory wrap account assets increased $14.6 billion, or 9%, compared to the prior year primarily due to net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Years Ended December 31,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$2,629	$2,413	$216	9%
Distribution fees	2,195	2,213	(18)	(1)
Net investment income	146	136	10	7
Other revenues	73	72	1	1
Total revenues	5,043	4,834	209	4
Banking and deposit interest expense	30	28	2	7
Total net revenues	5,013	4,806	207	4
Expenses
Distribution expenses	3,081	2,943	138	5
Interest and debt expense	8	6	2	33
General and administrative expense	1,065	1,065	—	—
Total expenses	4,154	4,014	140	3
Operating earnings	$859	$792	$67	8%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $67 million, or 8%, to $859 million for the year ended December 31, 2015 compared to $792 million for the prior year primarily due to strong growth in wrap account assets and continued expense management. Pretax operating margin was 17.1% for the year ended December 31, 2015 compared to 16.5% for the prior year.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $207 million, or 4%, to $5.0 billion for the year ended December 31, 2015 compared to $4.8 billion for the prior year primarily reflecting growth in wrap account assets. Operating net revenue per branded advisor increased to $514,000 for the year ended December 31, 2015, up 4% from $496,000 for the prior year driven by asset growth. Total branded advisors were 9,789 at December 31, 2015 compared to 9,672 at December 31, 2014.

Management and financial advice fees increased $216 million, or 9%, to $2.6 billion for the year ended December 31, 2015 compared to $2.4 billion for the prior year driven by growth in wrap account assets. Average advisory wrap account assets increased $14.6 billion, or 9%, to $178.5 billion at December 31, 2015 compared to the prior year primarily due to net inflows and market appreciation. See our discussion of the changes in wrap account assets above.
Expenses
Total expenses increased $140 million, or 3%, to $4.2 billion for the year ended December 31, 2015 compared to $4.0 billion for the prior year due to a $138 million increase in distribution expenses driven by higher advisor compensation due to growth in wrap account assets.

Asset Management
Fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purpose of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $8 million, $10 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of December 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2015	2014
Domestic Equity	Equal weighted	1 year	68%	61%
		3 year	68%	68%
		5 year	57%	57%
	Asset weighted	1 year	77%	58%
		3 year	76%	62%
		5 year	74%	62%
International Equity	Equal weighted	1 year	55%	50%
		3 year	82%	68%
		5 year	65%	65%
	Asset weighted	1 year	33%	74%
		3 year	46%	45%
		5 year	41%	45%
Taxable Fixed Income	Equal weighted	1 year	68%	50%
		3 year	47%	61%
		5 year	65%	65%
	Asset weighted	1 year	73%	71%
		3 year	52%	83%
		5 year	80%	83%
Tax Exempt Fixed Income	Equal weighted	1 year	83%	89%
		3 year	100%	100%
		5 year	100%	100%
	Asset weighted	1 year	97%	78%
		3 year	100%	100%
		5 year	100%	100%
Asset Allocation Funds	Equal weighted	1 year	90%	58%
		3 year	78%	64%
		5 year	88%	89%
	Asset weighted	1 year	100%	67%
		3 year	79%	76%
		5 year	98%	97%

Number of funds with 4 or 5 Morningstar star ratings	Overall	55	51
	3 year	57	42
	5 year	45	46
Percent of funds with 4 or 5 Morningstar star ratings	Overall	54%	49%
	3 year	56%	40%
	5 year	47%	47%
Percent of assets with 4 or 5 Morningstar star ratings	Overall	66%	55%
	3 year	66%	35%
	5 year	57%	54%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2015	2014
Equity	Equal weighted	1 year	65%	61%
		3 year	74%	64%
		5 year	76%	83%
	Asset weighted	1 year	68%	63%
		3 year	71%	59%
		5 year	84%	86%
Fixed Income	Equal weighted	1 year	56%	65%
		3 year	45%	68%
		5 year	67%	68%
	Asset weighted	1 year	81%	65%
		3 year	72%	71%
		5 year	61%	51%
Allocation (Managed) Funds	Equal weighted	1 year	75%	57%
		3 year	86%	83%
		5 year	100%	83%
	Asset weighted	1 year	86%	68%
		3 year	92%	93%
		5 year	100%	93%
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
The following table presents ending balances and average managed assets:

					Average(1)
	December 31,				December 31,
	2015	2014	Change		2015	2014	Change
	(in billions)
Columbia managed assets	$334.7	$361.2	$(26.5)	(7)%	$354.0	$359.7	$(5.7)	(2)%
Threadneedle managed assets	142.1	147.9	(5.8)	(4)	147.5	150.9	(3.4)	(2)
Less: Sub-advised eliminations	(4.9)	(3.5)	(1.4)	(40)	(5.0)	(3.3)	(1.7)	(52)
Total managed assets	$471.9	$505.6	$(33.7)	(7)%	$496.5	$507.3	$(10.8)	(2)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents managed asset net flows:

	Years Ended December 31,
	2015	2014	Change
	(in billions)
Columbia managed asset net flows	$(8.9)	$2.3	$(11.2)	NM
Threadneedle managed asset net flows	(5.3)	—	(5.3)	NM
Less: Sub-advised eliminations	(1.6)	(0.2)	(1.4)	NM
Total managed asset net flows	$(15.8)	$2.1	$(17.9)	NM
NM Not Meaningful.
The following table presents managed assets by type:

					Average(1)
	December 31,				December 31,
	2015	2014	Change		2015	2014	Change
	(in billions)
Equity	$255.5	$278.1	$(22.6)	(8)%	$271.5	$279.4	$(7.9)	(3)%
Fixed income	176.6	193.4	(16.8)	(9)	188.1	195.9	(7.8)	(4)
Money market	7.5	6.7	0.8	12	6.8	6.6	0.2	3
Alternative	8.2	7.4	0.8	11	7.9	7.0	0.9	13
Hybrid and other	24.1	20.0	4.1	21	22.2	18.4	3.8	21
Total managed assets	$471.9	$505.6	$(33.7)	(7)%	$496.5	$507.3	$(10.8)	(2)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

The following tables present the changes in Columbia and Threadneedle managed assets:

Columbia Managed Assets Rollforward	Years Ended December 31,
	2015	2014
	(in billions)
Retail Funds
Beginning assets	$237.7	$239.4
Mutual fund inflows	35.1	36.0
Mutual fund outflows	(50.3)	(47.4)
Net VP/VIT fund flows	(0.7)	(0.9)
Net new flows	(15.9)	(12.3)
Reinvested dividends	13.3	13.4
Net flows	(2.6)	1.1
Distributions	(15.7)	(15.9)
Market appreciation (depreciation) and other	(1.0)	13.1
Total ending assets	218.4	237.7
Institutional
Beginning assets	80.7	75.6
Inflows	18.4	20.4
Outflows	(25.4)	(20.2)
Net flows	(7.0)	0.2
Market appreciation and other	0.6	4.9
Total ending assets	74.3	80.7
Alternative
Beginning assets	6.7	5.6
Inflows	1.5	1.7
Outflows	(0.8)	(0.7)
Net flows	0.7	1.0
Market appreciation and other	0.1	0.1
Total ending assets	7.5	6.7
Affiliated General Account Assets	34.5	36.1
Total Columbia managed assets	$334.7	$361.2
Total Columbia net flows	$(8.9)	$2.3

Threadneedle Managed Assets Rollforward	Years Ended December 31,
	2015	2014
	(in billions)
Retail Funds
Beginning assets	$46.5	$50.6
Mutual fund inflows	20.2	23.4
Mutual fund outflows	(18.8)	(26.0)
Net new flows	1.4	(2.6)
Reinvested dividends	0.2	0.2
Net flows	1.6	(2.4)
Distributions	(0.7)	(0.7)
Market appreciation	1.8	0.8
Foreign currency translation(1)	(2.2)	(2.8)
Other	0.4	1.0
Total ending assets	47.4	46.5
Institutional
Beginning assets	100.7	96.1
Inflows	9.9	13.3
Outflows	(16.8)	(10.8)
Net flows	(6.9)	2.5
Market appreciation	1.9	5.4
Foreign currency translation(1)	(4.6)	(6.1)
Other	2.9	2.8
Total ending assets	94.0	100.7
Alternative
Beginning assets	0.7	0.7
Inflows	—	—
Outflows	—	(0.1)
Net flows	—	(0.1)
Market appreciation	—	0.1
Total ending assets	0.7	0.7
Total Threadneedle managed assets	$142.1	$147.9
Total Threadneedle net flows	$(5.3)	$—
(1) Amounts represent British Pound to US dollar conversion.
Total segment AUM decreased $33.7 billion, or 7%, during the year ended December 31, 2015 driven by net outflows, retail fund distributions and a negative impact of foreign currency translation, partially offset by market appreciation. Total segment AUM net outflows were $15.8 billion for the year ended December 31, 2015. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Columbia managed assets decreased $26.5 billion, or 7%, during the year ended December 31, 2015 primarily due to net outflows and retail fund distributions. Total Columbia net outflows were $8.9 billion for the year ended December 31, 2015. Columbia retail funds decreased $19.3 billion, or 8%, during the year ended December 31, 2015 primarily due to net outflows and distributions. Columbia retail net outflows of $2.6 billion during the year ended December 31, 2015 included $1.3 billion related to a client’s decision in the third quarter to exit its portfolio due to asset allocation and $2.0 billion of outflows from a former parent affiliated distribution relationship. Underlying Columbia retail outflows were largely driven by $8.2 billion of outflows from the Columbia Acorn® Fund, as well as market volatility that decreased investor demand, offset by reinvested dividends. Columbia institutional AUM decreased $6.4 billion, or 8%, during the year ended December 31, 2015 due to net outflows of $7.0 billion primarily reflecting outflows from former parent affiliated distribution and former parent influenced mandates.

Threadneedle managed assets decreased $5.8 billion, or 4%, during the year ended December 31, 2015 primarily due to a $6.8 billion negative impact of foreign currency translation and net outflows of $5.3 billion, partially offset by market appreciation and other of $7.0 billion. Threadneedle institutional AUM decreased $6.7 billion, or 7%, during the year ended December 31, 2015 primarily due to a $4.6 billion negative impact of foreign currency translation and net outflows of $6.9 billion, partially offset by market appreciation and other of $4.8 billion. Threadneedle institutional net outflows during the year ended December 31, 2015 included outflows of $5.0 billion from legacy insurance assets and $3.4 billion related to a client’s decision to exit its portfolio due to specific liquidity needs.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Years Ended December 31,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$2,723	$2,791	$(68)	(2)%
Distribution fees	499	493	6	1
Net investment income	23	30	(7)	(23)
Other revenues	9	6	3	50
Total revenues	3,254	3,320	(66)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,254	3,320	(66)	(2)
Expenses
Distribution expenses	1,091	1,148	(57)	(5)
Amortization of deferred acquisition costs	17	15	2	13
Interest and debt expense	25	26	(1)	(4)
General and administrative expense	1,360	1,343	17	1
Total expenses	2,493	2,532	(39)	(2)
Operating earnings	$761	$788	$(27)	(3)%
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $27 million, or 3%, to $761 million for the year ended December 31, 2015 compared to $788 million for the prior year due to net outflows and a $23 million negative impact of foreign exchange, partially offset by equity market appreciation, continued expense management and a $22 million positive impact from higher performance fees, net of related compensation.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $66 million, or 2%, to $3.3 billion for the year ended December 31, 2015 compared to $3.3 billion for the prior year driven by a decrease in management and financial advice fees.
Management and financial advice fees decreased $68 million, or 2%, to $2.7 billion for the year ended December 31, 2015 compared to $2.8 billion for the prior year primarily due to lower asset-based fees driven by a decrease in average AUM and a $53 million negative impact of foreign exchange, partially offset by a $37 million increase in performance fees. Average AUM decreased $10.8 billion, or 2%, compared to the prior year primarily due to net outflows and the negative impact of foreign currency translation, partially offset by market appreciation.
Expenses
Total expenses decreased $39 million, or 2%, to $2.5 billion for the year ended December 31, 2015 compared to the prior year primarily due to a $57 million decrease in distribution expenses from lower average retail fund assets, partially offset by an increase in general and administrative expense. General and administrative expense increased $17 million, or 1%, to $1.4 billion for the year ended December 31, 2015 compared to $1.3 billion for the prior year primarily due to a $15 million increase in compensation related to higher performance fees, an increase in marketing costs related to rebranding and costs associated with the move to a new London office, partially offset by a $20 million benefit from the impact of foreign exchange.

Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Years Ended December 31,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$755	$756	$(1)	—%
Distribution fees	364	360	4	1
Net investment income	848	941	(93)	(10)
Premiums	107	109	(2)	(2)
Other revenues	467	425	42	10
Total revenues	2,541	2,591	(50)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,541	2,591	(50)	(2)
Expenses
Distribution expenses	446	439	7	2
Interest credited to fixed accounts	500	556	(56)	(10)
Benefits, claims, losses and settlement expenses	482	463	19	4
Amortization of deferred acquisition costs	205	235	(30)	(13)
Interest and debt expense	38	38	—	—
General and administrative expense	220	227	(7)	(3)
Total expenses	1,891	1,958	(67)	(3)
Operating earnings	$650	$633	$17	3%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $17 million, or 3%, to $650 million for the year ended December 31, 2015 compared to $633 million for the prior year primarily due to the impact of unlocking, partially offset by the impact on DAC and DSIC from actual versus expected market performance, the negative impact from fixed annuity net outflows and a $44 million benefit in the prior year from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $6 million benefit in the current year.
The impact of unlocking was an increase to pretax operating income of $66 million for the year ended December 31, 2015 compared to a decrease of $22 million for the prior year. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was an expense of $18 million for the year ended December 31, 2015 reflecting unfavorable equity market returns compared to a benefit of $24 million for the prior year reflecting favorable equity market returns and bond fund returns.
RiverSource variable annuity account balances decreased $2.7 billion, or 4%, to $74.2 billion at December 31, 2015 compared to the prior year due to net outflows of $1.2 billion and market depreciation.
RiverSource fixed annuity account balances declined $1.5 billion, or 12%, to $10.7 billion at December 31, 2015 compared to the prior year reflecting limited new sales from low interest rates and higher lapse rates as a portion of the five-year guarantee block that was re-priced during 2014 came out of its surrender charge period earlier in 2015. Given the current interest rate environment, our fixed annuity book is expected to gradually run off and earnings on our fixed annuity business will trend down.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $50 million, or 2%, to $2.5 billion for the year ended December 31, 2015 compared to $2.6 billion for the prior year primarily due to lower net investment income, partially offset by an increase in other revenues.
Net investment income, which excludes net realized investment gains or losses, decreased $93 million, or 10%, to $848 million for the year ended December 31, 2015 compared to $941 million for the prior year primarily reflecting lower invested assets due to fixed annuity net outflows.

Other revenues increased $42 million, or 10%, to $467 million for the year ended December 31, 2015 compared to $425 million for the prior year due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, decreased $67 million, or 3%, to $1.9 billion for the year ended December 31, 2015 compared to $2.0 billion for the prior year primarily due to decreases in interest credited to fixed accounts and amortization of DAC, partially offset by an increase in benefits, claims, losses and settlement expenses.
Interest credited to fixed accounts decreased $56 million, or 10%, to $500 million for the year ended December 31, 2015 compared to $556 million for the prior year driven by lower average fixed annuity account balances. Average fixed annuity account balances decreased $1.3 billion, or 11%, to $11.3 billion for the year ended December 31, 2015 compared to the prior year due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $19 million, or 4%, to $482 million for the year ended December 31, 2015 compared to $463 million for the prior year primarily reflecting the following items:

•
The year ended December 31, 2015 included a $61 million benefit from unlocking primarily reflecting an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the continued low interest rate environment. The prior year included a $5 million expense from unlocking primarily reflecting lower than previously assumed interest rates, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption.

•
An increase in expenses compared to the prior year due to a $52 million benefit for the year ended December 31, 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to a $7 million benefit for the year ended December 31, 2015.

•
A $17 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
A $9 million increase in expense compared to the prior year due to the impact on DSIC from actual versus expected market performance based on our view of bond and equity performance. This impact was an expense of $4 million for the year ended December 31, 2015 reflecting unfavorable equity market returns compared to a benefit of $5 million for the prior year reflecting favorable equity market returns and bond fund returns.

Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits and the DAC offset to net realized investment gains or losses, decreased $30 million, or 13%, to $205 million for the year ended December 31, 2015 compared to $235 million for the prior year primarily due to the impact of unlocking, partially offset by the impact on DAC from actual versus expected market performance based on our view of bond and equity performance. Amortization of DAC for the year ended December 31, 2015 included a $5 million benefit from unlocking driven by improved persistency that more than offset the difference between our previously assumed interest rates versus the continued low interest rate environment. Amortization of DAC for the prior year included a $17 million expense from unlocking primarily driven by lower than previously assumed interest rates, partially offset by favorable persistency and mortality experience and a benefit from updating our variable annuity living benefit withdrawal utilization assumption.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,
	2015	2014	Change
	(in millions)
Revenues
Management and financial advice fees	$55	$59	$(4)	(7)%
Distribution fees	97	92	5	5
Net investment income	468	447	21	5
Premiums	1,363	1,292	71	5
Other revenues	401	397	4	1
Total revenues	2,384	2,287	97	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,384	2,287	97	4
Expenses
Distribution expenses	59	61	(2)	(3)
Interest credited to fixed accounts	164	153	11	7
Benefits, claims, losses and settlement expenses	1,538	1,416	122	9
Amortization of deferred acquisition costs	155	135	20	15
Interest and debt expense	32	28	4	14
General and administrative expense	253	248	5	2
Total expenses	2,201	2,041	160	8
Operating earnings	$183	$246	$(63)	(26)%
Our Protection segment pretax operating income, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $63 million, or 26%, to $183 million for the year ended December 31, 2015 compared to $246 million for the prior year primarily reflecting an increase in the provision for estimated losses for our auto and home business and higher life and LTC insurance claims, partially offset by higher auto and home premiums.
During 2015, we conducted a review of our LTC reserve for unpaid amounts on reported claims based on additional information we received from Genworth Financial, Inc., which reinsures 50% of our LTC business and administers all of our claims. Based on this information, along with a review of the discount rate, management’s best estimate for LTC claims reserves resulted in a net $14 million increase. The most significant drivers of the reserve increase were updates to the benefit utilization rates and claims termination rates, partially offset by a $15 million benefit from a higher discount rate. We also increased the discount rate for our disability income (“DI”) reserve for unpaid amounts on reported claims, which resulted in a $7 million reserve decrease. In addition, results for 2015 included an $11 million unfavorable impact related to a reinsurance premium correction, a $13 million favorable impact related to a LTC future loss reserve adjustment and a $28 million favorable impact from updating future experience assumptions relating to life rider benefits.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $97 million, or 4%, to $2.4 billion for the year ended December 31, 2015 compared to $2.3 billion for the prior year primarily due to an increase in premiums.
Net investment income, which excludes net realized investment gains or losses, increased $21 million, or 5%, to $468 million for the year ended December 31, 2015 compared to $447 million for the prior year driven by higher average invested assets.
Premiums increased $71 million, or 5%, to $1.4 billion for the year ended December 31, 2015 compared to $1.3 billion for the prior year primarily due to a 3% increase in auto and home policies in force.
Other revenues, which exclude the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits and the unearned revenue amortization and the reinsurance accrual offset to net realized investment gains or losses, increased $4 million, or 1%, to $401 million for the year ended December 31, 2015 compared to $397 million for the prior year due to the impact of unlocking, partially offset by a $9 million unfavorable impact related to a reinsurance premium correction. Other revenues for the year ended December 31, 2015 included a $5 million negative impact from unlocking compared to a $29 million negative impact in the prior year. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $160 million, or 8%, to $2.2 billion for the year ended December 31, 2015 compared to $2.0 billion for the prior year primarily due to increases in benefits, claims, losses and settlement expenses and amortization of DAC.
Benefits, claims, losses and settlement expenses increased $122 million, or 9%, to $1.5 billion for the year ended December 31, 2015 compared to $1.4 billion for the prior year primarily reflecting the following items:

•
A $106 million increase related to our auto and home business due to an increase in the provision for estimated losses reflecting the impact of growth in exposures due to a 3% increase in policies in force, higher 2015 accident year loss ratio assumptions and prior year development. In 2015, we increased our claims reserves $57 million primarily related to the 2014 and prior accident years auto liability coverages. This increase was driven by elevated frequency and severity experience for auto injury claims, as well as a lower than expected level of impact in improving the outcome of 2014 and prior accident year existing claims. Auto and home losses for the prior year included a $30 million increase to prior accident year loss reserves resulting from adverse development in the 2013 and prior accident years auto liability coverage and a $60 million increase to loss reserves for estimated losses including IBNR claims resulting from further adverse loss development observed primarily in the 2014 auto book of business. Catastrophe losses were $72 million for the year ended December 31, 2015 compared to $66 million for the prior year.

•	A $20 million increase in life insurance claims compared to the prior year primarily due to larger claims.

•
A $19 million increase in LTC claims compared to the prior year primarily due to an increase in the number of open claims and an update in claim reserve assumptions partially offset by a higher interest rate used for LTC claims and the release of additional LTC reserves.

Amortization of DAC, which excludes the DAC offset to the market impact on indexed universal life benefits and the DAC offset to net realized investment gains or losses, increased $20 million, or 15%, to $155 million for the year ended December 31, 2015 compared to $135 million for the prior year primarily due to the impact of unlocking. Amortization of DAC for the year ended December 31, 2015 included a $10 million expense from unlocking primarily driven by the difference between our previously assumed interest rates versus the continued low interest rate environment. Amortization of DAC for the prior year included a $9 million benefit from unlocking.

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,
	2015	2014	Change
	(in millions)
Revenues
Distribution fees	$—	$1	$(1)	NM
Net investment loss	(10)	(6)	(4)	(67)%
Other revenues	13	9	4	44
Total revenues	3	4	(1)	(25)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3	4	(1)	(25)
Expenses
Distribution expenses	—	1	(1)	NM
Interest and debt expense	22	21	1	5
General and administrative expense	180	212	(32)	(15)
Total expenses	202	234	(32)	(14)
Operating loss	$(199)	$(230)	$31	13%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss decreased $31 million, or 13%, to $199 million for the year ended December 31, 2015 compared to $230 million for the prior year due to a $32 million decrease in general and administrative expense primarily reflecting lower performance-based compensation expense, a cumulative adjustment to record a capital lease that had previously been incorrectly recorded as an operating lease for Ameriprise Financial Center, and a provision in the prior year related to potential resolution of a regulatory matter.

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
Premiums increased $103 million, or 8%, to $1.4 billion for the year ended December 31, 2014 compared to $1.3 billion for the prior year primarily due to growth in auto and home premiums driven by new policy sales growth, primarily from our affinity relationships with Costco and Progressive. Auto and home policies in force increased 11% compared to the prior year.
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
Distribution expenses increased $311 million, or 11%, to $3.2 billion for the year ended December 31, 2014 compared to $2.9 billion for the prior year driven by higher advisor compensation due to growth in average assets under management. See our discussion on the changes in AUM in our segment results of operations section below.
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
Benefits, claims, losses and settlement expenses increased $28 million, or 1%, to $2.0 billion for the year ended December 31, 2014 compared to the prior year primarily reflecting the following items:

•
The year ended December 31, 2014 included a $6 million expense from unlocking. The prior year included a $5 million benefit from unlocking, which included a $22 million benefit related to the market impact on variable annuity guaranteed benefits. The market impact on variable annuity guaranteed benefits is discussed below. The unlocking impact for the year ended December 31, 2014 reflected lower than previously assumed interest rates, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. The unlocking impact for the year ended December 31, 2013 reflected lower than previously assumed interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes.

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

•
Equity market and volatility impacts on the variable annuity guaranteed living benefits liability net of the impact on the related hedge assets resulted in a benefit in 2014 compared to an expense in 2013.

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

Amortization of DAC increased $160 million, or 77%, to $367 million for the year ended December 31, 2014 compared to $207 million for the prior year primarily reflecting the following items:

•
Amortization of DAC for the year ended December 31, 2014 included an $8 million expense from unlocking, primarily driven by lower than previously assumed interest rates, partially offset by favorable persistency and mortality experience and a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Amortization of DAC for the year ended December 31, 2013 included a $79 million benefit from unlocking, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed benefits, primarily driven by higher than previously assumed interest rates and changes in assumed policyholder behavior.

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
In December 2014, we received IRS approval for a change in accounting method related to variable annuity hedging. Accordingly, we began using the approved method of accounting in the fourth quarter of 2014. The change to the approved method increased deferred tax expense and current tax receivables with a corresponding decrease to current tax expense and deferred tax assets of approximately $300 million.

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
The following table presents summary financial information by segment:

	Years Ended December 31,
	2014	2013
	(in millions)
Advice & Wealth Management
Net revenues	$4,806	$4,295
Expenses	4,014	3,703
Operating earnings	$792	$592
Asset Management
Net revenues	$3,320	$3,169
Expenses	2,532	2,478
Operating earnings	$788	$691
Annuities
Net revenues	$2,591	$2,561
Expenses	1,958	1,932
Operating earnings	$633	$629
Protection
Net revenues	$2,287	$2,186
Expenses	2,041	1,850
Operating earnings	$246	$336
Corporate & Other
Net revenues	$4	$15
Expenses	234	244
Operating loss	$(230)	$(229)

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

	Years Ended December 31,
	2014		2013
Segment Pretax Operating Increase (Decrease)	Annuities	Protection	Annuities	Protection
	(in millions)
Other revenues	$—	$(29)	$—	$(18)

Benefits, claims, losses and settlement expenses	5	1	21	(4)
Amortization of DAC	17	(9)	(81)	(3)
Total expenses	22	(8)	(60)	(7)
Total	$(22)	$(21)	$60	$(11)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2014	2013
	(in billions)
Beginning balance	$153.5	$124.6
Net flows(1)	14.2	13.1
Market appreciation and other(1)	7.0	15.8
Ending balance	$174.7	$153.5

Advisory wrap account assets ending balance(1)	$173.5	$152.6
Average advisory wrap account assets(2)	$163.9	$138.2
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

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $200 million, or 34%, to $792 million for the year ended December 31, 2014 compared to $592 million for the prior year primarily due to strong growth in wrap account assets and expense management. Pretax operating margin was 16.5% for the year ended December 31, 2014 compared to 13.8% for the prior year.
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

	Years Ended December 31,
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

Threadneedle managed assets were essentially flat compared to the prior year as market appreciation was offset by a negative impact of foreign currency translation. Threadneedle retail funds decreased $4.1 billion, or 8%, during the year ended December 31, 2014 primarily due to net outflows and the negative impact of foreign currency translation. Threadneedle retail net outflows were $2.4 billion reflecting approximately $4.6 billion of outflows from the U.S. equities product where we had a portfolio manager change earlier in 2014 offset by underlying net inflows. Threadneedle institutional AUM increased $4.6 billion, or 5%, during the year ended December 31, 2014 primarily due to net inflows and market appreciation, partially offset by a negative impact of foreign currency translation. Threadneedle institutional net inflows of $2.5 billion for the year ended December 31, 2014 included a $5.6 billion mandate from a leading UK wealth management firm to manage assets in a Strategic Managed fund, partially offset by $3.4 billion of outflows from legacy insurance assets.
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
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $97 million, or 14%, to $788 million for the year ended December 31, 2014 compared to $691 million for the prior year reflecting higher average assets under management driven by equity market appreciation, partially offset by retail fund distributions and a $30 million gain on the sale of Threadneedle’s strategic business investment in Cofunds in the prior year.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $151 million, or 5%, to $3.3 billion for the year ended December 31, 2014 compared to $3.2 billion for the prior year driven by an increase in management and financial advice fees.
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
Net investment income, which excludes net realized investment gains or losses, decreased $24 million, or 44%, to $30 million for the year ended December 31, 2014 compared to $54 million for the prior year due to a $30 million gain on the sale of Threadneedle’s investment in Cofunds in the prior year.
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
RiverSource fixed annuity account balances declined 8% to $12.1 billion at December 31, 2014 compared to the prior year reflecting elevated surrenders on products sold through third parties where crediting rates have reset lower. The change in crediting rates decreased the level of spread compression for the year ended December 31, 2014. All of the five-year guarantee block totaling $4.1 billion was re-priced as of December 31, 2014.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $30 million, or 1%, to $2.6 billion for the year ended December 31, 2014 compared to the prior year primarily due to an increase in management and financial advice fees and other revenues partially offset by a decrease in net investment income.
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

Net investment income, which excludes net realized investment gains or losses, decreased $95 million, or 9%, to $941 million for the year ended December 31, 2014 compared to $1.0 billion for the prior year primarily reflecting a decrease of approximately $39 million from lower invested assets due to fixed annuity net outflows and approximately $63 million from lower interest rates.
Other revenues increased $58 million, or 16%, to $425 million for the year ended December 31, 2014 compared to $367 million for the prior year due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $26 million, or 1%, to $2.0 billion for the year ended December 31, 2014 compared to $1.9 billion for the prior year primarily due to an increase in amortization of DAC, partially offset by a decrease in interest credited to fixed accounts and benefits, claims, losses and settlement expenses.
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
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, decreased $35 million, or 7%, to $463 million for the year ended December 31, 2014 compared to $498 million for the prior year primarily due to a $21 million decrease in expense related to the benefit from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds and the impact of unlocking, partially offset by an increase in expense of $26 million related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date. Benefits, claims, losses and settlement expenses for the year ended December 31, 2014 included a $5 million expense from unlocking primarily reflecting lower than previously assumed interest rates, partially offset by a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Benefits, claims, losses and settlement expenses for the year ended December 31, 2013 included a $21 million expense from unlocking primarily reflecting the impact of variable annuity model changes.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits and the DAC offset to net realized investment gains or losses, increased $124 million to $235 million for the year ended December 31, 2014 compared to $111 million for the prior year primarily due to the impact of unlocking. Amortization of DAC for the year ended December 31, 2014 included a $17 million expense from unlocking primarily driven by lower than previously assumed interest rates, partially offset by favorable persistency and mortality experience and a benefit from updating our variable annuity living benefit withdrawal utilization assumption. Amortization of DAC for the year ended December 31, 2013 included an $81 million benefit from unlocking primarily driven by higher than previously assumed interest rates and changes in assumed policyholder behavior.

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
Premiums increased $104 million, or 9%, to $1.3 billion for the year ended December 31, 2014 compared to $1.2 billion for the prior year primarily due to growth in auto and home premiums driven by new policy sales growth, primarily from our affinity relationships with Costco and Progressive. Auto and home policies in force increased 11% compared to the prior year.
Other revenues, which exclude the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits and the unearned revenue amortization and the reinsurance accrual offset to net realized investment gains or losses, decreased $13 million, or 3%, to $397 million for the year ended December 31, 2014 compared to $410 million for the prior year primarily due to a $29 million unfavorable impact from unlocking for the year ended December 31, 2014 compared to an $18 million unfavorable impact in the prior year. The primary driver of the unlocking impact to other revenues in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $191 million, or 10%, to $2.0 billion for the year ended December 31, 2014 compared to $1.9 billion for the prior year primarily due to higher benefits, claims, losses and settlement expenses related to our auto and home business.
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
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss was $230 million for the year ended December 31, 2014 compared to $229 million for the prior year. Net investment income (loss) was a loss of $6 million for the year ended December 31, 2014 compared to income of $8 million for the prior year due to a $13 million increase in losses associated with affordable housing partnerships. Interest and debt expense decreased $12 million, or 36%, to $21 million for the year ended December 31, 2014 compared to $33 million for the prior year primarily due to $19 million in costs in 2013 related to the early redemption of our senior notes due 2015, partially offset by expenses in 2014 related to the early redemption of our senior notes due 2039. General and administrative expense for the year ended December 31, 2014 included a provision for potential resolution of a regulatory matter regarding certain historical events and processes at one of our ongoing lines of business, which was partially offset by lower investment spending compared to the prior year.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2015. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $220 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on December 31, 2015 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the year ended December 31, 2015. At December 31, 2015 and 2014, we had $2.4 billion and $2.6 billion, respectively, in cash and cash equivalents. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2015, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at December 31, 2015.
In 2015, we extinguished $49 million of our junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million. In November 2015, we used cash on hand to fund the repayment of $350 million of our senior notes.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both December 31, 2015 and 2014 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both December 31, 2015 and 2014, we had borrowings of $150 million from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. (“AFSI”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our Auto and Home insurance subsidiary, IDS Property Casualty Insurance Company (“IDS Property Casualty”), doing business as Ameriprise Auto & Home Insurance, our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, and Threadneedle Asset Management Holdings Sàrl. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2015	2014	2015	2014
	(in millions)
RiverSource Life(1)(2)	$3,800	$3,614	$589	$595
RiverSource Life of NY(1)(2)	333	312	44	59
IDS Property Casualty(1)(3)	684	560	214	200
Ameriprise Insurance Company(1)(3)	46	45	2	2
ACC(4)(5)	274	248	258	226
Threadneedle Asset Management Holdings Sàrl(6)	285	221	165	199
Ameriprise National Trust Bank(7)	36	21	10	10
AFSI(3)(4)	93	93	#	#
Ameriprise Captive Insurance Company(3)	54	61	11	10
Ameriprise Trust Company(3)	27	26	22	24
AEIS(3)(4)	110	117	52	49
RiverSource Distributors, Inc.(3)(4)	15	13	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	17	18	#	#
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2015 and 2014.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at December 31, 2015 represent calculations at September 30, 2015 of the rule based requirements, as specified by FCA regulations.
(7) Ameriprise National Trust Bank is required to maintain capital in compliance with the Office of the Comptroller of the Currency (“OCC”) regulations and policies.
In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a dividend strategy for payments to our parent holding company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries.
During the year ended December 31, 2015, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.6 billion (including $800 million from RiverSource Life) and contributed cash to its subsidiaries of $271 million (including $175 million to IDS Property Casualty). During the year ended December 31, 2014, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.9 billion (including $900 million from RiverSource Life) and contributed cash to its subsidiaries of $31 million.

The following table presents the dividends that could have been paid within the limitations of the applicable regulatory authorities for each of the years ended December 31. Dividends in excess of these amounts required advance notice to the applicable regulatory authorities as further described in the footnotes to the table.

	2015	2014	2013
	(in millions)
RiverSource Life(1)(2)	$1,412	$811	$580
ACC(3)	26	26	15
Columbia Management Investment Advisers, LLC	503	553	506
Columbia Management Investment Services Corporation	14	7	14
Threadneedle Asset Management Holdings Sàrl	172	175	174
Ameriprise Trust Company	6	36	2
IDS Property Casualty(4)	11	53	22
Ameriprise Captive Insurance Company	64	65	50
RiverSource Distributors, Inc.	14	23	23
AMPF Holding Corporation	572	680	473
Total dividend capacity	$2,794	$2,429	$1,859
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
(2) On February 11, 2016, RiverSource Life’s board of directors declared a cash dividend of $400 million to Ameriprise Financial, Inc. payable on or after March 1, 2016, pending approval by the Minnesota Department of Commerce.
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
The following table presents the cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2015	2014	2013
	(in millions)
RiverSource Life	$800	$900	$800
Ameriprise Bank, FSB(1)	—	8	130
ACC	(3)	5	(10)
Columbia Management Investment Advisers, LLC	375	362	280
Columbia Management Investment Services Corporation	—	—	10
Threadneedle Asset Management Holdings Sàrl(2)	—	—	73
Ameriprise Trust Company	—	34	(8)
IDS Property Casualty(3)	(175)	—	(50)
Ameriprise Holdings, Inc.	—	—	—
Ameriprise Advisor Capital, LLC	(72)	(31)	(37)
RiverSource Distributors, Inc.	—	10	—
Ameriprise Captive Insurance Company	15	15	—
AMPF Holding Corporation	421	519	340
Total	$1,361	$1,822	$1,528
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

(2)	During the year ended December 31, 2014, Threadneedle Asset Management Holdings Sàrl paid a $152 million dividend to the parent holding company consisting of a note receivable.

(3)
During the year ended December 31, 2014, the parent holding company made a non-cash contribution of $51 million to IDS Property Casualty consisting of securities. In January 2016, the parent holding company made cash contributions of $75 million to IDS Property Casualty, which was not made under the Capital Support Agreement described in Note 4 of the Condensed Financial Information of Registrant included in Part IV, Schedule 1 of this Annual Report on Form 10-K.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $474 million and $435 million for the years ended December 31, 2015 and 2014, respectively. On January 27, 2016, we announced a quarterly dividend of $0.67 per common share. The dividend will be paid on February 26, 2016 to our shareholders of record at the close of business on February 12, 2016.
In April 2014, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of our common stock through April 28, 2016. In December 2015, our Board of Directors authorized us to repurchase up to an additional $2.5 billion worth of our common stock through December 31, 2017. As of December 31, 2015, the Company had $2.6 billion remaining under its share repurchase authorizations. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2015, we repurchased a total of 13.9 million shares of our common stock at an average price of $120.77 per share.
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
Operating Activities
Net cash provided by operating activities increased $173 million to $2.6 billion for the year ended December 31, 2015 compared to $2.4 billion for the prior year primarily due to a $118 million increase in cash from changes in other investments primarily related to trading securities and a $139 million reduction of income taxes paid, net, partially offset by a $67 million increase in interest paid on CIE debt.
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
Net cash used in investing activities decreased $201 million to $514 million for the year ended December 31, 2015 compared to $715 million for the prior year primarily reflecting a $520 million decrease in purchases of investments by CIEs and a $131 million increase in cash flows related to other investments, partially offset by a $435 million increase in purchases of Available-for Sale securities.
Net cash used in investing activities decreased $87 million to $715 million for the year ended December 31, 2014 compared to $802 million for the prior year primarily due to a $1.7 billion decrease in cash used for purchases of Available-for-Sale securities, partially offset by a $560 million decrease in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities, a $587 million decrease in proceeds from sales, maturities and repayments of investments by CIEs and a $121 million increase in purchases of investments by CIEs.
Financing Activities
Net cash used in financing activities increased $661 million to $2.3 billion for the year ended December 31, 2015 compared to $1.7 billion for the prior year. Net cash inflows related to investment certificates increased $407 million compared to the prior year due to higher proceeds from additions, partially offset by higher maturities, withdrawals and cash surrenders. Cash outflows from surrenders and other benefits of policyholder account balances increased $274 million compared to the prior year primarily reflecting higher lapse rates. Cash outflows related to the repayment of long-term debt increased $209 million compared to the prior year primarily due to the maturity of our senior notes in 2015. Cash flows for the prior year reflected a $543 million increase in cash from issuance of our unsecured senior notes due October 2024 and a $300 million decrease in cash related to short-term borrowings as we reduced our borrowings from the FHLB. Cash outflows related to the repurchase of common shares increased $164 million compared to the prior year. Net cash inflows related to changes in debt of CIEs decreased $217 million compared to the prior year due to a decrease in borrowings of CIEs, partially offset by lower repayments of debt of CIEs.
Net cash used in financing activities increased $1.4 billion to $1.7 billion for the year ended December 31, 2014 compared to $306 million for the prior year. Cash outflows from policyholder account balances increased $662 million compared to the prior year primarily due to higher surrenders and other benefits. Net cash inflows related to investment certificates decreased $248 million compared to the prior year due to higher maturities, withdrawals and cash surrenders partially offset by higher proceeds from additions. Cash outflows from changes in short-term borrowings increased $299 million compared to the prior year as we reduced our borrowings from the FHLB during the year ended December 31, 2014.
Contractual Commitments
The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. The table excludes obligations of CIEs as they are not direct obligations of the Company and have recourse only to the assets of the CIEs. Payments due by period as of December 31, 2015 were as follows:

	Total	2016	2017 - 2018	2019 - 2020	2021 and Thereafter
	(in millions)
Balance Sheet
Long-term debt(1)	$2,655	$11	$25	$1,074	$1,545
Insurance and annuities(2)	42,103	2,602	4,631	4,133	30,737
Investment certificates(3)	4,835	4,560	275	—	—
Deferred premium options(4)	1,920	331	494	462	633
Affordable housing partnerships(5)	117	67	43	2	5
Off-Balance Sheet
Operating lease obligations	277	56	99	59	63
Purchase obligations(6)	972	269	376	276	51
Interest on long-term debt(7)	1,600	135	266	202	997
Total	$54,479	$8,031	$6,209	$6,208	$34,031
(1) See Note 13 to our Consolidated Financial Statements for more information about our long-term debt. Amounts include obligations under capital leases.
(2) These scheduled payments are represented by reserves of approximately $28.8 billion at December 31, 2015 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.
(3) The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.
(4) The fair value of these commitments included on the Consolidated Balance Sheets was $1.8 billion as of December 31, 2015. See Note 16 to our Consolidated Financial Statements for more information about our deferred premium options.
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
(6) Purchase obligations include the minimum contractual amounts by period under contracts that were in effect at December 31, 2015. Many of the purchase agreements giving rise to these purchase obligations include termination clauses that may require payment of termination fees if the agreements are terminated by us without cause prior to their stated expiration; however, the table reflects the amounts to be paid assuming the contracts are not terminated.
(7) Interest on long-term debt was estimated based on rates in effect as of December 31, 2015.
In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. We contributed $45 million and $42 million in 2015 and 2014, respectively, to our pension plans. In 2016, we expect to contribute $23 million to our pension plans and $2 million to our defined benefit postretirement plans. See Note 22 to our Consolidated Financial Statements for additional information.
Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $523 million at December 31, 2015.
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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor pending rule and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts;

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
The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2015:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees(1)	$(232)	$4	$(228)
DAC and DSIC amortization(2)(3)	(107)	—	(107)
Variable annuity riders:
GMDB and GMIB(3)	(155)	—	(155)
GMWB	(406)	467	61
GMAB	(45)	51	6
DAC and DSIC amortization(4)	N/A	N/A	(11)
Total variable annuity riders	(606)	518	(99)
Macro hedge program(5)	—	16	16
Equity indexed annuities	1	(1)	—
Certificates	2	(2)	—
Indexed universal life insurance	19	(18)	1
Total	$(923)	$517	$(417)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees(1)	$(47)	$—	$(47)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	953	(1,032)	(79)
GMAB	36	(38)	(2)
DAC and DSIC amortization(4)	N/A	N/A	15
Total variable annuity riders	989	(1,070)	(66)
Macro hedge program(5)	—	11	11
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	67	—	67
Brokerage client cash balances	156	—	156
Certificates	—	—	—
Indexed universal life insurance	48	1	49
Total	$1,213	$(1,058)	$170
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
The above results compare to an estimated negative net impact to pretax income of $435 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $89 million related to a 100 basis point increase in interest rates as of December 31, 2014. The change in interest rate exposure since December 31, 2014 is primarily the result of adding new interest rate derivatives to the macro hedge program during 2015 and subsequent changes in market rates, as well as higher brokerage client cash balances.
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. At December 31, 2015, the value of our assets under management was $629.0 billion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not currently hedge the interest rate or equity price risk of this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities at December 31, 2015 was $74.2 billion. These contract values include GMWB and GMAB contracts which were $40.4 billion and $4.0 billion, respectively, at December 31, 2015. At December 31, 2015, reserves for GMWB were liabilities of $1.1 billion and reserves for GMAB were nil. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. At December 31, 2015, the reserve for GMDB and GMIB was a liability of $22 million.
Equity Price Risk
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $29.7 billion in policyholder account balances, future policy benefits and claims on our Consolidated Balance Sheet at December 31, 2015, $21.9 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2017 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $3.6 billion and 3.8%, respectively, as of December 31, 2015. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.0 billion and had a weighted average yield of 2.7% as of December 31, 2015. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2015 was approximately 3.0%.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability GMIRs, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on our spread income, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may reduce the crediting rates on our fixed products when warranted, subject to guaranteed minimums. In 2014, we completed the process of setting lower renewal interest rates for a portion of our fixed annuities that were above the GMIRs, which helped relieve some of the spread compression caused by low rates.
The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2015 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$2.5	$0.2	$0.4	$0.1	$3.2
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	9.0	—	—	—	9.0
4% - 5.00%	5.5	—	—	—	5.5
Total	$17.5	$0.2	$0.4	$0.1	$18.2
Percentage of Account Values That Reset In:
Next 12 months (1)	100%	45%	37%	48%	97%
> 12 months to 24 months (2)	—	33	11	5	1
> 24 months (2)	—	22	52	47	2
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
Our equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index®. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index, which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2015, we had $27 million in liabilities related to equity indexed annuities. We discontinued new sales of equity indexed annuities in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, we purchase futures, which generate returns to replicate what we must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial at December 31, 2015.
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
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $8.6 billion in customer deposits at December 31, 2015, $4.3 billion related to reserves for our fixed rate certificate products.

Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500 Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. At December 31, 2015, we had $557 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial at December 31, 2015.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). We offer an S&P 500 Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. At December 31, 2015, we had $715 million in liabilities related to the index accounts of IUL, with the vast majority in the S&P 500 Index account option.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds (“GBP”) related to our net investment in Threadneedle, which was 535 million GBP at December 31, 2015. Our primary exposure related to operations in foreign countries is to the GBP, the Euro and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. At December 31, 2015, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
Interest Rate Risk on External Debt
The stated interest rate on the $2.4 billion of our senior unsecured notes is fixed and the stated interest rate on the $245 million of junior notes is fixed until June 1, 2016. We entered into interest rate swap agreements to effectively convert the fixed interest rate on $1.1 billion of the senior unsecured notes to floating interest rates based on six-month LIBOR. We hedged the debt in part to better align the interest expense on debt with the interest earned on cash equivalents held on our Consolidated Balance Sheets. The net interest rate risk of these items is immaterial.
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
There has been significant interest in the energy sector given oil prices. We have approximately $3.3 billion of energy sector exposure. The following table presents our energy holdings by sub-sector as of December 31, 2015:

	% of Total Invested Assets (1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(in millions, except percentages)
Energy Sector — Investment Grade Corporate Bonds
Midstream	3.4%	$1,237	$1,231	$(6)
Independent Energy	3.1	1,163	1,122	(41)
Integrated Energy	1.1	378	424	46
Refining	0.5	196	197	1
Oil Field Services	0.4	146	128	(18)
Total	8.5%	$3,120	$3,102	$(18)
Energy Sector — High Yield Corporate Bonds/Syndicated Loans
Oil Field Services	0.3%	$125	$103	$(22)
Independent Energy	0.1	55	44	(11)
Integrated Energy	—	1	1	—
Total	0.4%	$181	$148	$(33)
(1) Invested assets include cash and cash equivalents and investments (excluding CIEs).
The duration of our energy holdings is short with over 35% maturing by year end 2018. The average rating of our energy holdings is BBB. The high quality of our energy holdings is reflected in the less than 2% net unrealized loss in aggregate. Within the Midstream sub-sector, the vast majority of our exposure is with a handful of the largest U.S. pipeline operators. The rest of our energy exposure is focused on large diversified North American-based companies.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2015, our largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 to our Consolidated Financial Statements for additional information on reinsurance.

Ameriprise Financial, Inc.

Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity, and of cash flows present fairly, in all material respects, the financial position of Ameriprise Financial, Inc. and its subsidiaries (the "Company") at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework, 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 25, 2016

Ameriprise Financial, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$5,950	$5,810	$5,253
Distribution fees	1,847	1,894	1,771
Net investment income	1,688	1,741	1,889
Premiums	1,455	1,385	1,282
Other revenues	1,260	1,466	1,035
Total revenues	12,200	12,296	11,230
Banking and deposit interest expense	30	28	31
Total net revenues	12,170	12,268	11,199
Expenses
Distribution expenses	3,276	3,236	2,925
Interest credited to fixed accounts	668	713	806
Benefits, claims, losses and settlement expenses	2,261	1,982	1,954
Amortization of deferred acquisition costs	354	367	207
Interest and debt expense	387	328	281
General and administrative expense	3,082	3,095	3,056
Total expenses	10,028	9,721	9,229
Income from continuing operations before income tax provision	2,142	2,547	1,970
Income tax provision	455	545	492
Income from continuing operations	1,687	2,002	1,478
Loss from discontinued operations, net of tax	—	(2)	(3)
Net income	1,687	2,000	1,475
Less: Net income attributable to noncontrolling interests	125	381	141
Net income attributable to Ameriprise Financial	$1,562	$1,619	$1,334

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$8.60	$8.46	$6.58
Loss from discontinued operations	—	(0.01)	(0.02)
Net income	$8.60	$8.45	$6.56
Diluted
Income from continuing operations	$8.48	$8.31	$6.46
Loss from discontinued operations	—	(0.01)	(0.02)
Net income	$8.48	$8.30	$6.44

Cash dividends declared per common share	$2.59	$2.26	$2.01
Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(8)	$(6)	$(11)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	—	—	2
Net impairment losses recognized in net investment income	$(8)	$(6)	$(9)
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Net income	$1,687	$2,000	$1,475
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(90)	(103)	37
Net unrealized gains (losses) on securities	(360)	131	(657)
Net unrealized gains on derivatives	1	1	1
Defined benefit plans	(20)	(25)	45
Total other comprehensive income (loss), net of tax	(469)	4	(574)
Total comprehensive income	1,218	2,004	901
Less: Comprehensive income attributable to noncontrolling interests	65	318	166
Comprehensive income attributable to Ameriprise Financial	$1,153	$1,686	$735
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,357	$2,638
Cash of consolidated investment entities	502	390
Investments	34,144	35,582
Investments of consolidated investment entities, at fair value	6,570	6,148
Separate account assets	80,349	83,256
Receivables	5,167	4,887
Receivables of consolidated investment entities (includes $70 and $49, respectively, at fair value)	107	140
Deferred acquisition costs	2,725	2,608
Restricted and segregated cash and investments	2,949	2,614
Other assets	8,399	8,611
Other assets of consolidated investment entities (includes $2,065 and $1,936, respectively, at fair value)	2,073	1,936
Total assets	$145,342	$148,810

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,699	$30,350
Separate account liabilities	80,349	83,256
Customer deposits	8,634	7,664
Short-term borrowings	200	200
Long-term debt	2,707	3,062
Debt of consolidated investment entities (includes $6,630 and $6,030, respectively, at fair value)	7,539	6,867
Accounts payable and accrued expenses	1,552	1,482
Accounts payable and accrued expenses of consolidated investment entities	54	41
Other liabilities	5,965	6,357
Other liabilities of consolidated investment entities (includes $221 and $193, respectively, at fair value)	238	226
Total liabilities	136,937	139,505

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 322,822,746 and 320,990,255, respectively)	3	3
Additional paid-in capital	7,611	7,345
Retained earnings	9,551	8,469
Appropriated retained earnings of consolidated investment entities	137	234
Treasury shares, at cost (151,789,486 and 137,880,746 shares, respectively)	(10,338)	(8,589)
Accumulated other comprehensive income, net of tax	253	662
Total Ameriprise Financial, Inc. shareholders’ equity	7,217	8,124
Noncontrolling interests	1,188	1,181
Total equity	8,405	9,305
Total liabilities and equity	$145,342	$148,810
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Equity

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com-prehensive Income	Total Ameriprise Financial, Inc. Share-holders’ Equity	Non-controlling Interests	Total
	(in millions, except share data)
Balances at January 1, 2013	203,942,994	$3	$6,503	$6,381	$336	$(5,325)	$1,194	$9,092	$620	$9,712
Comprehensive income:
Net income	—	—	—	1,334	—	—	—	1,334	141	1,475
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(599)	(599)	25	(574)
Total comprehensive income								735	166	901
Net income reclassified to appropriated retained earnings	—	—	—	—	1	—	—	1	(1)	—
Dividends to shareholders	—	—	—	(411)	—	—	—	(411)	—	(411)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	392	392
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(161)	(161)
Repurchase of common shares	(21,184,706)	—	—	—	—	(1,735)	—	(1,735)	—	(1,735)
Share-based compensation plans	9,360,019	—	426	(15)	—	99	—	510	24	534
Balances at December 31, 2013	192,118,307	3	6,929	7,289	337	(6,961)	595	8,192	1,040	9,232
Comprehensive income:
Net income	—	—	—	1,619	—	—	—	1,619	381	2,000
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	67	67	(63)	4
Total comprehensive income								1,686	318	2,004
Net loss reclassified to appropriated retained earnings	—	—	—	—	(103)	—	—	(103)	103	—
Dividends to shareholders	—	—	—	(435)	—	—	—	(435)	—	(435)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	176	176
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(465)	(465)
Repurchase of common shares	(14,739,666)	—	—	—	—	(1,717)	—	(1,717)	—	(1,717)
Share-based compensation plans	5,730,868	—	416	(4)	—	89	—	501	9	510
Balances at December 31, 2014	183,109,509	3	7,345	8,469	234	(8,589)	662	8,124	1,181	9,305
Comprehensive income:
Net income	—	—	—	1,562	—	—	—	1,562	125	1,687
Other comprehensive loss, net of tax	—	—	—	—	—	—	(409)	(409)	(60)	(469)
Total comprehensive income								1,153	65	1,218
Net loss reclassified to appropriated retained earnings	—	—	—	—	(97)	—	—	(97)	97	—
Dividends to shareholders	—	—	—	(474)	—	—	—	(474)	—	(474)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	255	255
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(415)	(415)
Repurchase of common shares	(14,951,703)	—	—	—	—	(1,815)	—	(1,815)	—	(1,815)
Share-based compensation plans	2,875,454	—	266	(6)	—	66	—	326	5	331
Balances at December 31, 2015	171,033,260	$3	$7,611	$9,551	$137	$(10,338)	$253	$7,217	$1,188	$8,405
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Cash Flows from Operating Activities
Net income	$1,687	$2,000	$1,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	248	254	239
Deferred income tax expense (benefit)	(131)	228	(118)
Share-based compensation	145	130	143
Net realized investment gains	(14)	(45)	(16)
Net trading gains	(7)	(7)	(7)
Loss (income) from equity method investments	14	11	(31)
Other-than-temporary impairments and provision for loan losses	9	7	8
Net gains of consolidated investment entities	(132)	(378)	(136)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	(335)	(256)	93
Deferred acquisition costs	(7)	31	(132)
Other investments, net	81	(37)	(6)
Policyholder account balances, future policy benefits and claims, net	494	1,120	(1,318)
Derivatives, net of collateral	93	(883)	1,706
Receivables	(277)	(423)	(267)
Brokerage deposits	337	378	63
Accounts payable and accrued expenses	82	137	134
Cash held by consolidated investment entities	(107)	37	174
Investment properties of consolidated investment entities	(114)	258	(603)
Other operating assets and liabilities of consolidated investment entities, net	95	—	(38)
Other, net	411	(163)	1
Net cash provided by operating activities	2,572	2,399	1,364

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	294	516	327
Maturities, sinking fund payments and calls	4,542	4,352	5,101
Purchases	(4,562)	(4,127)	(5,780)
Proceeds from sales, maturities and repayments of mortgage loans	631	585	711
Funding of mortgage loans	(558)	(525)	(630)
Proceeds from sales and collections of other investments	236	207	348
Purchase of other investments	(306)	(408)	(347)
Purchase of investments by consolidated investment entities	(2,678)	(3,198)	(3,077)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	2,009	2,017	2,604
Purchase of land, buildings, equipment and software	(133)	(113)	(105)
Other, net	11	(21)	46
Net cash used in investing activities	$(514)	$(715)	$(802)
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Cash Flows (continued)
	Years Ended December 31,
	2015	2014	2013
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$3,139	$2,482	$2,348
Maturities, withdrawals and cash surrenders	(2,509)	(2,259)	(1,877)
Policyholder account balances:
Deposits and other additions	2,061	2,042	2,158
Net transfers to separate accounts	(171)	(216)	(116)
Surrenders and other benefits	(2,714)	(2,440)	(1,994)
Cash paid for purchased options with deferred premiums	(392)	(417)	(396)
Cash received from purchased options with deferred premiums	16	59	—
Issuance of long-term debt, net of issuance costs	—	543	744
Repayments of long-term debt	(409)	(200)	(350)
Change in short-term borrowings, net	(1)	(301)	(2)
Dividends paid to shareholders	(465)	(426)	(401)
Repurchase of common shares	(1,741)	(1,577)	(1,583)
Exercise of stock options	16	33	118
Excess tax benefits from share-based compensation	81	162	120
Borrowings by consolidated investment entities	1,650	2,159	1,725
Repayments of debt by consolidated investment entities	(719)	(1,011)	(1,046)
Noncontrolling interests investments in subsidiaries	255	176	392
Distributions to noncontrolling interests	(415)	(465)	(161)
Other, net	—	(1)	15
Net cash used in financing activities	(2,318)	(1,657)	(306)
Effect of exchange rate changes on cash	(21)	(21)	5
Net increase (decrease) in cash and cash equivalents	(281)	6	261
Cash and cash equivalents at beginning of period	2,638	2,632	2,371
Cash and cash equivalents at end of period	$2,357	$2,638	$2,632

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$186	$178	$170
Interest paid by consolidated investment entities	257	190	156
Income taxes paid, net	439	578	391
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	45	38	96
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Basis of Presentation
Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through Threadneedle Asset Management Holdings Sàrl and Ameriprise Asset Management Holdings GmbH (collectively, “Threadneedle”).
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
The results of Securities America Financial Corporation and its subsidiaries (collectively, “Securities America”) have been presented as discontinued operations for all prior periods presented. The Company completed the sale of Securities America in the fourth quarter of 2011.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.
In the fourth quarter of 2015, the Company recorded a capital lease that had previously been incorrectly recorded as an operating lease for Ameriprise Financial Center. The cumulative adjustment included a capital lease asset of $70 million, net of accumulated depreciation, and a related capital lease obligation of $60 million and a $10 million increase in pretax income. The impact to the prior period financial statements was not material. The lease term for the Ameriprise Financial Center began in November 2000 and extends for 20 years, with several options to extend the term.

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

(i)	the reporting entity does not have an explicit or implicit obligation to fund the investment company’s losses; and

(ii)	the investment company is not a securitization entity, asset backed financing entity, or an entity previously considered a qualifying special purpose entity, then, the VIE will be consolidated by the entity that determines it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. Entities that are assessed for consolidation under this framework include hedge funds, property funds, private equity funds and venture capital funds.
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
Foreign Currency Translation
Net assets of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses are translated at daily exchange rates during the period. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income (“AOCI”). The determination of the functional currency is based on the primary economic and other management indicators. Gains and losses from foreign currency transactions are included in the consolidated results of operations.
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
When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions exist, an other-than-temporary impairment is considered to have occurred and the Company recognizes an other-than-temporary impairment for the difference between the investment’s amortized cost and its fair value through earnings. For securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, unearned revenue, benefit reserves, reinsurance recoverables and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost and the cash flows expected to be collected is accreted as interest income if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.
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
Included in separate account assets and liabilities is the fair value of the pooled pension funds that are offered by Threadneedle.
Restricted and Segregated Cash and Investments
Amounts segregated under federal and other regulations are held in special reserve bank accounts for the exclusive benefit of the

Company’s brokerage customers.
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years. At December 31, 2015 and 2014, land, buildings, equipment and software were $724 million and $667 million, respectively, net of accumulated depreciation of $1.6 billion and $1.4 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $150 million, $144 million and $144 million, respectively. Capitalized lease assets, net of accumulated depreciation, are included in land, buildings, equipment and software, and capital lease obligations are included in long-term debt.
Goodwill and Other Intangible Assets
Goodwill represents the amount of an acquired company’s acquisition cost in excess of the fair value of assets acquired and liabilities assumed. The Company evaluates goodwill for impairment annually on the measurement date of July 1 and whenever events and circumstances indicate that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Impairment is the amount carrying value exceeds fair value and is evaluated at the reporting unit level. The Company assesses various qualitative factors to determine whether impairment is likely to have occurred. If impairment were to occur, the Company would use the discounted cash flow method, a variation of the income approach.
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
The equity component of equity indexed annuities (“EIA”), indexed universal life (“IUL”) and stock market certificate obligations are considered embedded derivatives. Additionally, certain annuities contain guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.
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
Non-Traditional Long-Duration Products
For non-traditional long-duration products (including variable and fixed annuity contracts, universal life (“UL”) and variable universal life (“VUL”) insurance products), DAC are amortized based on projections of estimated gross profits (“EGPs”) over amortization periods equal to the approximate life of the business.
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.
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

Traditional Long-Duration Products
For traditional long-duration products (including traditional life, disability income (“DI”) and long term care (“LTC”) insurance products), DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium paying period. The assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities.
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
The assumptions for LTC insurance products include interest rates, premium rate increases, persistency rates and morbidity rates. These assumptions are management's best estimate from previous loss recognition and thus no longer provide for adverse deviations in experience.
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
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, LTC, DI and auto and home, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of other revenues. In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset or contra asset and amortized over the estimated life of the policies in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of other revenues. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the risks associated with non-traditional and traditional long-duration products and short-duration products. Reserves for non-traditional long-duration products include the liabilities related to guaranteed benefit provisions added to variable annuity contracts, variable and fixed annuity contracts and UL and VUL policies and the embedded derivatives related to variable annuity contracts, EIA and IUL insurance. Reserves for traditional long-duration products are established to provide adequately for future benefits and expenses for term life, whole life, DI and LTC insurance products. Reserves for short-duration products are established to provide adequately for incurred losses primarily related to auto and home policies.
The establishment of reserves is an estimation process using a variety of methods, assumptions and data elements. If actual experience is better than or equal to the results of the estimation process, then reserves should be adequate to provide for future benefits and expenses. If actual experience is worse than the results of the estimation process, additional reserves may be required.

Changes in future policy benefits and claims are reflected in earnings in the period adjustments are made. Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.
Non-Traditional Long-Duration Products
Liabilities for fixed account values on variable and fixed deferred annuities and UL and VUL policies are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 11 for information regarding the liability for contracts with secondary guarantees.
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
Traditional Long-Duration Products
The liabilities for traditional long-duration products include liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.
Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported health insurance claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company’s experience.
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
For term life, whole life, DI and LTC polices, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests annually in the third quarter of each year using best estimate assumptions without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions are locked in and used in subsequent valuations. The assumptions for LTC insurance products are management's best estimate from previous loss recognition and thus no longer provide for adverse deviations in experience.
Short-Duration Products
The liabilities for short-duration products primarily include auto and home reserves comprised of amounts determined from loss reports on individual claims, as well as amounts based on historical loss experience for losses incurred but not yet reported. Such liabilities are based on estimates. The Company’s methods for making such estimates and for establishing the resulting liabilities are continually reviewed, and any adjustments are reflected in earnings in the period such adjustments are made.
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
For clients who pay financial planning fees prior to the advisor’s delivery of the financial plan, the financial planning fees received in advance are deferred as unearned revenue until the plan is delivered to the client.
Share-Based Compensation
The Company measures and recognizes the cost of share-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes the expense (net of estimated forfeitures) on a straight-line basis over the vesting period. Excess tax benefits or deficiencies are created upon distribution or exercise of awards. Excess tax benefits are recognized in additional paid-in-capital and excess tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model. The Company recognizes the cost of share-based awards granted to independent contractors and performance share units granted to the Company’s Executive Leadership Team on a fair value basis until fully vested.
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
Revenue Recognition
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
The Company may receive performance-based incentive management fees on certain management contracts. Performance fees are paid when specific performance hurdles are met. The Company recognizes performance fees on the date the fee is no longer subject to adjustment. Any performance fees received are not subject to repayment or any other clawback provisions.
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
Mortality and expense risk fees are generally calculated as a percentage of the fair value of assets held in separate accounts and recognized when assessed.
Point-of-sale fees (such as mutual fund front-end sales loads) and asset-based fees (such as 12b-1 distribution and shareholder service fees) are generally based on a contractual percentage of assets and recognized when earned. Amounts received under marketing support arrangements for sales of mutual funds and other companies’ products, such as through the Company’s wrap accounts, as well as surrender charges on fixed and variable universal life insurance and annuities, are recognized when assessed.
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
Premiums on auto and home insurance are net of reinsurance premiums and recognized ratably over the coverage period. Premiums on traditional life, health insurance and immediate annuities with a life contingent feature are net of reinsurance ceded and recognized as revenue when due.
Variable annuity guaranteed benefit rider charges and cost of insurance charges on fixed and variable universal life insurance (net of reinsurance premiums and cost of reinsurance for universal life products) are recognized as revenue when assessed.

3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Transfers and Servicing
In June 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to transfers and servicing. The update requires repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The standard requires disclosures related to transfers of financial assets accounted for as sales in transactions that are similar to repurchase agreements. The standard also requires disclosures on the remaining contractual maturity of the agreements, disaggregation of the gross obligation by class of collateral pledged and potential risks associated with the agreements and the related collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The standard is effective for interim and annual periods beginning after December 15, 2014, except for the disclosure requirements for repurchase agreements, security lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings which are effective for interim periods beginning after March 15, 2015. The standard requires entities to present changes in accounting for transactions outstanding at the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of the standard did not have any effect on the Company’s consolidated results of operations and financial condition. See Note 13 and Note 15 for the required disclosures.

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
Future Adoption of New Accounting Standards
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value through net income. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
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
Fair Value Measurement – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the FASB updated the accounting standards related to fair value measurement. The update applies to investments that are measured at net asset value (“NAV”). The standard eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. In addition, the update limits disclosures to investments for which the entity elected to measure the fair value using the practical expedient rather than all eligible investments. The standard is effective for interim and annual periods beginning after December 15, 2015. The standard should be applied retrospectively to all periods presented and early adoption is permitted. The Company adopted the standard on January 1, 2016. There was no impact of the standard to the Company’s consolidated results of operations and financial condition.
Interest – Imputation of Interest
In April 2015, the FASB updated the accounting standards related to debt issuance costs. The update requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of debt. The update does not impact the measurement or recognition of debt issuance costs. In August 2015, the FASB updated the guidance to allow companies to make a policy election to exclude debt issuance costs for line-of-credit arrangements from the standard. The standard is effective for interim and annual periods beginning after December 15, 2015. The standard is to be applied on a retrospective basis to all periods presented. Early adoption of the standard is permitted. The Company adopted the standard on January 1, 2016. The reclassification did not have a material impact on the Company’s consolidated financial condition. There was no impact of the standard to the Company’s consolidated results of operations.

Consolidation
In February 2015, the FASB updated the accounting standard for consolidation. The update changes the accounting for the consolidation model for limited partnerships and VIEs and excludes certain money market funds from the consolidation analysis. Specific to the consolidation analysis of a VIE, the update clarifies consideration of fees paid to a decision maker and amends the related party guidance. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The standard may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption or applied retrospectively. The Company adopted the standard on January 1, 2016 using the modified retrospective approach. The adoption resulted in the deconsolidation of several collateralized loan obligations (“CLOs”) and all property funds with a decrease of approximately $6.2 billion of assets, $4.9 billion of liabilities and $1.3 billion of equity (noncontrolling interests and appropriated retained earnings of consolidated investment entities). Effective January 1, 2016, management fees the Company earns for services provided to the deconsolidated CLOs and property funds are no longer eliminated in consolidation.
In August 2014, the FASB updated the accounting standard related to consolidation of collateralized financing entities. The update applies to reporting entities that consolidate a collateralized financing entity and measures all financial assets and liabilities of the collateralized financing entity at fair value. The update provides a measurement alternative which would allow an entity to measure both the financial assets and financial liabilities at the fair value of the more observable of the fair value of the financial assets or financial liabilities. When the measurement alternative is elected, the reporting entity’s net income should reflect its own economic interests in the collateralized financing entity, including changes in the fair value of the beneficial interests retained by the reporting entity and beneficial interests that represent compensation for services. If the measurement alternative is not elected, the financial assets and financial liabilities should be measured separately in accordance with the requirements of the fair value accounting standard. Any difference in the fair value of the assets and liabilities would be recorded to net income attributable to the reporting entity. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted as of the beginning of an annual period. The standard may be adopted using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption or applied retrospectively. The Company adopted the standard on January 1, 2016 and elected the measurement alternative using the modified retrospective approach. The adoption of the standard did not have a material impact on the Company’s consolidated results of operations and financial condition after the deconsolidation of several CLOs noted above.
Compensation – Stock Compensation
In June 2014, the FASB updated the accounting standards related to stock compensation. The update clarifies the accounting for share-based payments with a performance target that could be achieved after the requisite service period. The update specifies the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, the probability of achieving the performance target should impact vesting of the award. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company adopted the standard on January 1, 2016. The adoption did not have a material impact on the Company’s consolidated results of operations and financial condition.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB updated the accounting standards to defer the effective date by one year. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.

4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds and private equity funds (collectively, “investment entities”), which are sponsored by the Company. The Company consolidates certain CLOs and property funds (collectively, “consolidated investment entities”). In addition, the Company invests in structured investments and affordable housing partnerships which are considered VIEs which the Company does not consolidate. See Note 2 for further discussion of the Company’s accounting policy on consolidation.
Non-Consolidated VIEs
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities was $85 million and $89 million as of December 31, 2015 and 2014, respectively.
The Company manages one CLO which it does not consolidate. The Company manages the CLO and earns management fees and incentive fees from the CLO based on the CLO’s collateral pool. Unlike the consolidated CLOs, the Company has no investment in the CLO.
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investment in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $517 million and $504 million as of December 31, 2015 and 2014, respectively.
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
During 2015, the Company consolidated two new CLOs with assets of approximately $1.3 billion and liquidated one CLO resulting in the sale of approximately $203 million in assets. During 2014, the Company consolidated three new CLOs with assets of approximately $1.7 billion and liquidated one CLO resulting in the sale of approximately $300 million in assets.
During 2015, the Company consolidated three new property funds with assets of approximately $452 million. During 2014, the Company consolidated two new property funds with assets of approximately $260 million. The liquidation of properties may occur over several years until the fund is terminated. See the summary of changes in Level 3 assets and liabilities for gross sales and purchases of properties, within the other assets caption, for the twelve months ended December 31, 2015 and 2014.

Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 14 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$154	$—	$154
Common stocks	74	46	3	123
Other investments	4	22	—	26
Syndicated loans	—	5,738	529	6,267
Total investments	78	5,960	532	6,570
Receivables	—	70	—	70
Other assets	—	—	2,065	2,065
Total assets at fair value	$78	$6,030	$2,597	$8,705

Liabilities
Debt	$—	$—	$6,630	$6,630
Other liabilities	—	221	—	221
Total liabilities at fair value	$—	$221	$6,630	$6,851

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$171	$—	$171
Common stocks	130	40	7	177
Other investments	4	25	—	29
Syndicated loans	—	5,287	484	5,771
Total investments	134	5,523	491	6,148
Receivables	—	49	—	49
Other assets	—	1	1,935	1,936
Total assets at fair value	$134	$5,573	$2,426	$8,133

Liabilities
Debt	$—	$—	$6,030	$6,030
Other liabilities	—	193	—	193
Total liabilities at fair value	$—	$193	$6,030	$6,223

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2015	$7		$484		$1,935		$(6,030)
Total gains (losses) included in:
Net income	(1)	(1)	(24)	(1)	170	(2)	215	(1)
Other comprehensive loss	—		—		(154)		—
Purchases	—		303		638		—
Sales	—		(36)		(524)		—
Issues	—		—		—		(1,267)
Settlements	—		(161)		—		452
Transfers into Level 3	7		776		—		—
Transfers out of Level 3	(10)		(813)		—		—
Balance, December 31, 2015	$3		$529		$2,065		$(6,630)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2015	$—		$(19)	(1)	$20	(2)	$219	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities		Common Stocks		Syndicated Loans		Other Assets		Debt
			(in millions)
Balance, January 1, 2014	$2		$14		$368		$1,936		$(4,804)
Total gains (losses) included in:
Net income	1	(1)	1	(1)	2	(1)	421	(2)	(34)	(1)
Other comprehensive income	—		—		—		(175)		—
Purchases	2		—		417		289		—
Sales	(9)		(2)		(42)		(547)		—
Issues	—		—		—		—		(1,670)
Settlements	—		—		(100)		—		478
Transfers into Level 3	10		13		551		11		—
Transfers out of Level 3	(6)		(19)		(712)		—		—
Balance, December 31, 2014	$—		$7		$484		$1,935		$(6,030)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2014	$—		$—		$(3)	(1)	$362	(2)	$1	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Corporate Debt Securities	Common Stocks		Syndicated Loans		Other Assets		Debt
		(in millions)
Balance, January 1, 2013	$3	$14		$202		$1,214		$(4,450)
Total gains (losses) included in:
Net income	—	1	(1)	(1)	(1)	81	(2)	(53)	(1)
Other comprehensive loss	—	—		—		39		—
Purchases	1	—		417		689		—
Sales	(1)	(3)		(63)		(86)		—
Issues	—	—		—		—		(1,330)
Settlements	(1)	—		(51)		—		1,029
Transfers into Level 3	—	21		320		8		—
Transfers out of Level 3	—	(19)		(456)		(9)		—
Balance, December 31, 2013	$2	$14		$368		$1,936		$(4,804)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2013	$—	$(2)	(1)	$(2)	(1)	$67	(2)	$(25)	(1)
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities:

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets (property funds)	$2,060	Discounted cash flow/ market comparables	Equivalent yield	2.6%	–	11.5%	5.8%
			Expected rental value (per square foot)	$3	–	$159	$51
CLO debt	$6,630	Discounted cash flow	Annual default rate	2.5%
			Discount rate	2.0%	–	11.8%	3.4%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	62.9%

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets (property funds)	$1,935	Discounted cash flow/ market comparables	Equivalent yield	4.4%	–	12.0%	6.5%
			Expected rental value (per square foot)	$3	–	$94	$34
CLO debt	$6,030	Discounted cash flow	Annual default rate	2.5%
			Discount rate	1.2%	–	8.3%	2.4%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.7%
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2015	2014
	(in millions)
Syndicated loans
Unpaid principal balance	$6,635	$5,871
Excess unpaid principal over fair value	(368)	(100)
Fair value	$6,267	$5,771
Fair value of loans more than 90 days past due	$24	$32
Fair value of loans in nonaccrual status	24	32
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	72	25
Debt
Unpaid principal balance	$7,063	$6,248
Excess unpaid principal over fair value	(433)	(218)
Fair value	$6,630	$6,030
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(35) million, $(46) million and $28 million for the years ended December 31, 2015, 2014 and 2013, respectively. The majority of the syndicated loans and debt have floating rates; as such, changes in their fair values are primarily attributable to changes in credit spreads.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2015	2014	2015	2014
	(in millions)
Debt of consolidated CLOs due 2016-2026	$6,630	$6,030	1.6%	1.3%
Floating rate revolving credit borrowings due 2017-2020	909	837	2.8	2.7
Total	$7,539	$6,867
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 9.2%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates. The carrying value of the debt of the consolidated CLOs represents the fair value of the aggregate debt. The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated property funds. The fair value of this debt was $909 million and $837 million as of December 31, 2015 and 2014, respectively. The property funds have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $8 million and $10 million at December 31, 2015 and 2014, respectively. The overall interest rate reflecting the impact of the derivative contracts was 3.2% and 3.1% as of December 31, 2015 and 2014, respectively.

At December 31, 2015, future maturities of debt were as follows:

(in millions)
2016	$20
2017	48
2018	379
2019	1,442
2020	702
Thereafter	5,381
Total future maturities	$7,972

5.  Investments
The following is a summary of Ameriprise Financial investments:

	December 31,
	2015	2014
	(in millions)
Available-for-Sale securities, at fair value	$28,673	$30,027
Mortgage loans, net	3,359	3,440
Policy and certificate loans	824	806
Other investments	1,288	1,309
Total	$34,144	$35,582
The following is a summary of net investment income:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Investment income on fixed maturities	$1,403	$1,479	$1,575
Net realized gains	4	37	7
Affordable housing partnerships	(18)	(25)	(12)
Other	68	93	99
Consolidated investment entities	231	157	220
Total	$1,688	$1,741	$1,889
Available-for-Sale securities distributed by type were as follows:

	December 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,750	$894	$(296)	$16,348	$3
Residential mortgage backed securities	5,933	106	(66)	5,973	(12)
Commercial mortgage backed securities	2,400	70	(14)	2,456	—
Asset backed securities	1,273	34	(11)	1,296	—
State and municipal obligations	2,105	213	(28)	2,290	—
U.S. government and agencies obligations	66	2	—	68	—
Foreign government bonds and obligations	218	17	(11)	224	—
Common stocks	7	11	—	18	5
Total	$27,752	$1,347	$(426)	$28,673	$(4)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,742	$1,482	$(59)	$17,165	$3
Residential mortgage backed securities	6,099	168	(60)	6,207	(15)
Commercial mortgage backed securities	2,513	120	(3)	2,630	—
Asset backed securities	1,417	59	(6)	1,470	—
State and municipal obligations	2,008	257	(26)	2,239	—
U.S. government and agencies obligations	43	4	—	47	—
Foreign government bonds and obligations	236	21	(6)	251	—
Common stocks	8	10	—	18	5
Total	$28,066	$2,121	$(160)	$30,027	$(7)
(1)  Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2015 and 2014, investment securities with a fair value of $1.0 billion and $1.3 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $478 million and $769 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
At both December 31, 2015 and 2014, fixed maturity securities comprised approximately 84% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2015 and 2014, the Company’s internal analysts rated $1.3 billion and $1.4 billion, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	December 31, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,147	$7,289	25%	$7,500	$7,776	26%
AA	1,732	1,930	7	1,581	1,799	6
A	5,131	5,507	19	6,028	6,668	22
BBB	12,052	12,353	43	11,187	12,025	40
Below investment grade	1,683	1,576	6	1,762	1,741	6
Total fixed maturities	$27,745	$28,655	100%	$28,058	$30,009	100%
At December 31, 2015 and 2014, approximately 53% and 52%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	347	$5,150	$(220)	48	$454	$(76)	395	$5,604	$(296)
Residential mortgage backed securities	123	1,869	(16)	164	1,350	(50)	287	3,219	(66)
Commercial mortgage backed securities	58	695	(13)	4	49	(1)	62	744	(14)
Asset backed securities	50	455	(7)	14	254	(4)	64	709	(11)
State and municipal obligations	31	100	(1)	5	110	(27)	36	210	(28)
Foreign government bonds and obligations	9	39	(2)	15	27	(9)	24	66	(11)
Total	618	$8,308	$(259)	250	$2,244	$(167)	868	$10,552	$(426)

	December 31, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	182	$2,165	$(41)	40	$689	$(18)	222	$2,854	$(59)
Residential mortgage backed securities	73	879	(7)	138	1,387	(53)	211	2,266	(60)
Commercial mortgage backed securities	15	173	—	12	131	(3)	27	304	(3)
Asset backed securities	17	201	(2)	14	238	(4)	31	439	(6)
State and municipal obligations	11	29	(1)	10	115	(25)	21	144	(26)
Foreign government bonds and obligations	4	10	(1)	14	27	(5)	18	37	(6)
Total	302	$3,457	$(52)	228	$2,587	$(108)	530	$6,044	$(160)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	December 31,
	2015	2014	2013
	(in millions)
Beginning balance	$98	$147	$176
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—	2
Credit losses for which an other-than-temporary impairment was previously recognized	2	1	7
Reductions for securities sold during the period (realized)	(15)	(50)	(38)
Ending balance	$85	$98	$147

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Gross realized gains	$33	$53	$17
Gross realized losses	(19)	(8)	(1)
Other-than-temporary impairments	(8)	(6)	(9)
Total	$6	$39	$7
Other-than-temporary impairments for the years ended December 31, 2015 and 2014 primarily related to credit losses on corporate debt securities and non-agency residential mortgage backed securities. Other-than-temporary impairments for the year ended December 31, 2013 primarily related to credit losses on non-agency residential mortgage backed securities.
See Note 18 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity at December 31, 2015 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,485	$1,496
Due after one year through five years	6,754	7,053
Due after five years through 10 years	5,382	5,371
Due after 10 years	4,518	5,010
	18,139	18,930
Residential mortgage backed securities	5,933	5,973
Commercial mortgage backed securities	2,400	2,456
Asset backed securities	1,273	1,296
Common stocks	7	18
Total	$27,752	$28,673
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
Allowance for Loan Losses
The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31, 2015	December 31, 2014	December 31, 2013
	(in millions)
Beginning balance	$35	$37	$44
Charge-offs	(4)	(4)	(7)
Recoveries	—	1	1
Provisions	1	1	(1)
Ending balance	$32	$35	$37

Individually evaluated for impairment	$4	$9	$9
Collectively evaluated for impairment	28	26	28

The recorded investment in financing receivables by impairment method was as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Individually evaluated for impairment	$34	$42
Collectively evaluated for impairment	3,910	3,951
Total	$3,944	$3,993
As of December 31, 2015 and 2014, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $21 million and $13 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the years ended December 31, 2015, 2014 and 2013, the Company purchased $162 million, $227 million and $158 million, respectively, and sold $16 million, $13 million and $3 million, respectively, consisting primarily of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $10 million and $12 million as of December 31, 2015 and 2014, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% of total commercial mortgage loans at both December 31, 2015 and 2014. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2015	2014	2015	2014
	(in millions)
East North Central	$211	$238	8%	9%
East South Central	74	62	3	2
Middle Atlantic	210	217	8	8
Mountain	248	245	9	9
New England	123	140	4	5
Pacific	741	694	27	25
South Atlantic	782	740	28	27
West North Central	229	233	8	9
West South Central	137	160	5	6
	2,755	2,729	100%	100%
Less: allowance for loan losses	21	25
Total	$2,734	$2,704

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2015	2014	2015	2014
	(in millions)
Apartments	$504	$500	18%	18%
Hotel	35	34	1	1
Industrial	459	461	17	17
Mixed use	35	45	1	2
Office	541	545	20	20
Retail	984	988	36	36
Other	197	156	7	6
	2,755	2,729	100%	100%
Less: allowance for loan losses	21	25
Total	$2,734	$2,704
Syndicated Loans
The recorded investment in syndicated loans at December 31, 2015 and 2014 was $553 million and $511 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2015 and 2014 were $6 million and $4 million, respectively.
Consumer Loans
The recorded investment in consumer loans at December 31, 2015 and 2014 was $636 million and $753 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as LTV and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of December 31, 2015 and 2014, approximately 4% and 6%, respectively, of consumer loans had FICO scores below 640. At both December 31, 2015 and 2014, approximately 2% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 37% of the portfolio as of both December 31, 2015 and 2014. No other state represents more than 10% of the total consumer loan portfolio.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of December 31, 2015, 2014 and 2013. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2015, 2014 and 2013. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

7. Reinsurance
The Company reinsures a portion of the insurance risks associated with its traditional life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.
The Company generally reinsures 90% of the death benefit liability for new term life insurance policies beginning in 2001 and new individual fixed and variable universal life insurance policies beginning in 2002. Policies issued prior to these dates are not subject to these same reinsurance levels.
However, for IUL policies issued after September 1, 2013 and VUL policies issued after January 1, 2014, the Company generally reinsures 50% of the death benefit liability. Similarly, the Company reinsures 50% of the death benefit and morbidity liabilities related to its universal life product with long term care benefits.
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

For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retained the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only.
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
At December 31, 2015 and 2014, traditional life and UL insurance in force aggregated $196.3 billion and $195.5 billion, respectively, of which $144.2 billion and $143.4 billion were reinsured at the respective year ends. Life insurance in force is reported on a statutory basis.
The effect of reinsurance on premiums for the Company’s traditional long-duration contracts was as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Direct premiums	$629	$645	$650
Reinsurance ceded	(223)	(222)	(220)
Net premiums	$406	$423	$430
Cost of insurance and administrative charges for non-traditional long-duration products are reflected in other revenues and were net of reinsurance ceded of $107 million, $94 million and $87 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company also reinsures a portion of the risks associated with its personal auto, home and umbrella insurance products through three types of reinsurance agreements with unaffiliated reinsurance companies. The Company purchases reinsurance with a limit of $5 million per loss and the Company retains $750,000 per loss. For 2015, the Company’s catastrophe reinsurance had a limit of $155 million per event and the Company retained $20 million per event. For 2016, the Company’s catastrophe reinsurance has a limit of $180 million per event of which the Company retains $20 million per event. The Company also cedes 80% of every personal umbrella loss with a limit of $5 million per loss.
The effect of reinsurance on premiums for the Company’s short-duration contracts was as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Written premiums
Direct	$1,093	$1,025	$900
Ceded	(19)	(17)	(16)
Total net written premiums	$1,074	$1,008	$884
Earned premiums
Direct	$1,068	$979	$868
Ceded	(19)	(17)	(16)
Total net earned premiums	$1,049	$962	$852
Reinsurance recovered from reinsurers was $295 million, $260 million and $229 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Receivables included $2.5 billion and $2.3 billion of reinsurance recoverables as of December 31, 2015 and 2014, respectively, including $1.9 billion and $1.8 billion related to LTC risk ceded to Genworth, respectively. Included in policyholder account balances, future policy benefits and claims were $551 million and $575 million related to previously assumed reinsurance arrangements as of December 31, 2015 and 2014, respectively.

8. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There were no impairments for the years ended December 31, 2015, 2014 and 2013.
The changes in the carrying amount of goodwill reported in the Company’s main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Annuities	Protection	Consolidated
	(in millions)
Balance at January 1, 2014	$252	$821	$46	$45	$1,164
Foreign currency translation	—	(19)	—	—	(19)
Purchase price adjustments	—	9	—	—	9
Balance at December 31, 2014	252	811	46	45	1,154
Foreign currency translation	—	(15)	—	—	(15)
Purchase price adjustments	—	(2)	—	—	(2)
Balance at December 31, 2015	$252	$794	$46	$45	$1,137
As of December 31, 2015 and 2014, the carrying amount of indefinite-lived intangible assets included $644 million and $630 million, respectively of investment management contracts. As of both December 31, 2015 and 2014, the carrying amount of indefinite-lived intangible assets included $67 million of trade names. Indefinite-lived intangible assets acquired during the year ended December 31, 2015 were $14 million.
Definite-lived intangible assets consisted of the following:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$149	$(106)	$43	$150	$(97)	$53
Contracts	233	(189)	44	233	(180)	53
Other	149	(103)	46	151	(98)	53
Total	$531	$(398)	$133	$534	$(375)	$159
Definite-lived intangible assets acquired during the year ended December 31, 2015 were $9 million with a weighted average amortization period of 5 years. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2015, 2014 and 2013 was $33 million, $40 million and $45 million, respectively. In 2015, 2014 and 2013, the Company did not record any impairment charges on definite-lived intangible assets.
Estimated intangible amortization expense as of December 31, 2015 for the next five years is as follows:

(in millions)
2016	$26
2017	22
2018	21
2019	18
2020	13

9.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact for the year ended December 31, 2015 primarily reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment partially offset by improved persistency. The impact for the year ended December 31, 2014 primarily reflected lower than previously assumed interest rates partially offset by improved persistency and mortality experience and a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. The impact for the year ended December 31, 2013 primarily reflected higher than previously assumed interest rates and changes in assumed policyholder behavior.

The balances of and changes in DAC were as follows:

	2015	2014	2013
	(in millions)
Balance at January 1	$2,608	$2,663	$2,399
Capitalization of acquisition costs	361	336	339
Amortization, excluding the impact of valuation assumptions review	(348)	(360)	(285)
Amortization, impact of valuation assumptions review	(6)	(7)	78
Impact of change in net unrealized securities losses (gains)	110	(24)	132
Balance at December 31	$2,725	$2,608	$2,663
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2015	2014	2013
	(in millions)
Balance at January 1	$362	$409	$404
Capitalization of sales inducement costs	4	5	5
Amortization, excluding the impact of valuation assumptions review	(52)	(51)	(48)
Amortization, impact of valuation assumptions review	1	(2)	25
Impact of change in net unrealized securities losses	20	1	23
Balance at December 31	$335	$362	$409

10.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2015	2014
	(in millions)
Policyholder account balances
Fixed annuities	$11,239	$12,700
Variable annuity fixed sub-accounts	4,912	4,860
VUL/UL insurance	2,897	2,856
IUL insurance	808	534
Other life insurance	794	840
Total policyholder account balances	20,650	21,790

Future policy benefits
Variable annuity GMWB	1,057	693
Variable annuity GMAB	—	(41)	(1)
Other annuity liabilities	31	115
Fixed annuities life contingent liabilities	1,501	1,511
EIA	27	29
Life, DI and LTC insurance	5,112	5,106
VUL/UL and other life insurance additional liabilities	452	437
Total future policy benefits	8,180	7,850
Policy claims and other policyholders’ funds	869	710
Total policyholder account balances, future policy benefits and claims	$29,699	$30,350
(1) Includes the fair value of GMAB embedded derivatives that was a net asset at December 31, 2014 reported as a contra liability.

Fixed Annuities
Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
The Company’s EIA product is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500 Index®. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity contracts in fixed rate securities and hedges the equity risk with derivative instruments. See Note 16 for additional information regarding the Company’s derivative instruments used to hedge the risk related to EIA. In 2007, the Company discontinued new sales of EIA.
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts currently issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GGU and GMIB provisions. See Note 14 and Note 16 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.
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
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500 Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account.
The Company also offers term life insurance as well as disability products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.
The balance of insurance liabilities related to unpaid reported claims and claim adjustment expenses for auto and home was $640 million and $518 million as of December 31, 2015 and 2014, respectively. The balance of insurance liabilities related to unpaid reported claims and claim adjustment expenses for life, DI and LTC policies was $1.1 billion and $1.0 billion as of December 31, 2015 and 2014, respectively.
The change in the liability for prior year incurred unpaid reported claims and claim adjustment expenses related to auto and home, life, DI and LTC policies was a decrease of $2 million, an increase of $9 million and an increase of $2 million for the years 2015, 2014 and 2013, respectively.

•
In 2015, there was a $60 million decrease primarily reflecting favorable closed claim trends of DI and LTC policies and from an update to assumptions related to life rider benefits partially offset by an increase of $58 million related to elevated frequency and severity experience for auto injury claims for 2014 and prior accident years as well as a more gradual than anticipated improvement of 2014 and prior years existing claims and unfavorable prior year catastrophe reserve development associated with 2014 hail storms.

•
In 2014, there was a $42 million decrease related to favorable closed claim trends primarily related to DI and LTC policies more than offset by a $54 million increase primarily reflecting adverse development in the 2013 and prior accident years auto liability coverage.

•
In 2013, there was a $38 million decrease related to favorable closed claim trends primarily related to DI and LTC policies more than offset by a $42 million increase reflecting the unfavorable prior year reserve development for 2009 through 2012 auto liability claims and prior year catastrophe reserve development related to Superstorm Sandy.

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
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2015	2014
	(in millions)
Variable annuity	$69,333	$72,125
VUL insurance	6,637	7,016
Other insurance	34	37
Threadneedle investment liabilities	4,345	4,078
Total	$80,349	$83,256

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
The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on fund performance. At issue, the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a “step-up”) in the case of favorable market performance or by a benefit credit if the contract includes this provision.
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
Variable annuity contractholders age 79 or younger at contract issue can also obtain a principal-back guarantee by purchasing the optional GMAB rider for an additional charge. The GMAB rider guarantees that, regardless of market performance at the end of the 10-year waiting period, the contract value will be no less than the original investment or a specified percentage of the highest anniversary value, adjusted for withdrawals. If the contract value is less than the guarantee at the end of the 10-year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value.
Certain UL policies offered by the Company provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2015				December 31, 2014
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$54,716	$52,871	$297	65	$55,378	$53,565	$24	64
Five/six-year reset	9,307	6,731	78	65	10,360	7,821	28	64
One-year ratchet	6,747	6,379	266	67	7,392	7,006	39	66
Five-year ratchet	1,613	1,556	20	63	1,773	1,717	2	63
Other	887	869	82	71	959	941	38	70
Total — GMDB	$73,270	$68,406	$743	65	$75,862	$71,050	$131	64

GGU death benefit	$1,056	$1,004	$113	67	$1,072	$1,019	$123	67

GMIB	$270	$251	$17	68	$343	$321	$9	67

GMWB:
GMWB	$3,118	$3,109	$2	69	$3,671	$3,659	$1	68
GMWB for life	37,301	37,179	330	66	36,843	36,735	95	65
Total — GMWB	$40,419	$40,288	$332	66	$40,514	$40,394	$96	65

GMAB	$4,018	$4,006	$31	58	$4,247	$4,234	$2	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2015		December 31, 2014
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,601	63	$6,076	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	4	(2)	(1,182)	(165)	67
Paid claims	(4)	(1)	—	—	(16)
Balance at December 31, 2013	4	6	(383)	(62)	206
Incurred claims	9	1	1,076	21	75
Paid claims	(4)	—	—	—	(18)
Balance at December 31, 2014	9	7	693	(41)	263
Incurred claims	10	1	364	41	92
Paid claims	(5)	—	—	—	(23)
Balance at December 31, 2015	$14	$8	$1,057	$—	$332
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).

The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2015	2014
	(in millions)
Mutual funds:
Equity	$39,806	$41,403
Bond	23,700	25,060
Other	5,241	4,490
Total mutual funds	$68,747	$70,953
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2015, 2014 and 2013.

12. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2015	2014
	(in millions)
Fixed rate certificates	$4,260	$3,597
Stock market certificates	553	581
Stock market embedded derivative	4	6
Other	18	23
Less: accrued interest classified in other liabilities	(3)	(8)
Total investment certificate reserves	4,832	4,199
Brokerage deposits	3,802	3,465
Total	$8,634	$7,664
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
Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full term and purchasers may participate in increases in the stock market based on the S&P 500 Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 1.0% to 2.0%. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 16 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company’s stock market certificates.
Brokerage Deposits
Brokerage deposits are amounts payable to brokerage customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company pays interest on certain customer credit balances and the interest is included in banking and deposit interest expense.

13. Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance				Stated Interest Rate
	December 31,				December 31,
	2015		2014		2015	2014
	(in millions)
Long-term debt:
Senior notes due 2015	$—		$358	(1)	—%	5.7%
Senior notes due 2019	322	(1)	326	(1)	7.3	7.3
Senior notes due 2020	782	(1)	786	(1)	5.3	5.3
Senior notes due 2023	750		750		4.0	4.0
Senior notes due 2024	548		548		3.7	3.7
Junior subordinated notes due 2066	245		294		7.5	7.5
Capitalized lease obligations	60	(2)	—
Total long-term debt	2,707		3,062
Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150		150		0.5	0.3
Repurchase agreements	50		50		0.5	0.4
Total short-term borrowings	200		200
Total	$2,907		$3,262
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt. See Note 16 for information on the Company’s fair value hedges.
(2) In the fourth quarter of 2015, the Company recorded a capital lease that had previously been incorrectly recorded as an operating lease for the Ameriprise Financial Center. See Note 1 for additional information.
Long-Term Debt
The amounts included in the table above are net of any unamortized discount and premium associated with issuing these notes.
In 2015, the Company extinguished $49 million of its junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million. In November 2015, the Company used cash on hand to fund the repayment of $350 million of its senior notes.
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
The Company’s senior notes due 2019, 2020, 2023 and 2024 may be redeemed, in whole or in part, at any time prior to maturity at a price equal to the greater of the principal amount and the present value of remaining scheduled payments, discounted to the redemption date, plus accrued and unpaid interest.
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
The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both December 31, 2015 and 2014.
At December 31, 2015, future maturities of Ameriprise Financial long-term debt were as follows:

(in millions)
2016	$11
2017	12
2018	13
2019	313
2020	761
Thereafter	1,545
Total future maturities	$2,655
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligation under the repurchase agreements. As of December 31, 2015 and 2014, the Company had pledged $30 million and $18 million, respectively, of agency residential mortgage backed securities and $22 million and $34 million, respectively, of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than one month as of December 31, 2015 and less than four months as of December 31, 2014. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $290 million and $298 million at December 31, 2015 and 2014, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of December 31, 2015 and less than two months as of December 31, 2014. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company has an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the credit agreement, the Company may increase the amount of this facility up to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility at both December 31, 2015 and 2014 and outstanding letters of credit issued against this facility were $1 million as of December 31, 2015.

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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$80	$1,918	$—	$1,998
Available-for-Sale securities:
Corporate debt securities	—	14,923	1,425	16,348
Residential mortgage backed securities	—	5,755	218	5,973
Commercial mortgage backed securities	—	2,453	3	2,456
Asset backed securities	—	1,134	162	1,296
State and municipal obligations	—	2,290	—	2,290
U.S. government and agencies obligations	33	35	—	68
Foreign government bonds and obligations	—	224	—	224
Common stocks	5	8	5	18
Total Available-for-Sale securities	38	26,822	1,813	28,673
Trading securities	6	18	—	24
Separate account assets	—	80,349	—	80,349
Investments segregated for regulatory purposes	401	—	—	401
Other assets:
Interest rate derivative contracts	—	1,940	—	1,940
Equity derivative contracts	92	1,495	—	1,587
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	2	54	—	56
Other derivative contracts	—	2	—	2
Total other assets	94	3,493	—	3,587
Total assets at fair value	$619	$112,600	$1,813	$115,032

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	364	364
GMWB and GMAB embedded derivatives	—	—	851	851	(1)
Total policyholder account balances, future policy benefits and claims	—	5	1,215	1,220	(2)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	—	969	—	969
Equity derivative contracts	47	1,946	—	1,993
Foreign exchange derivative contracts	2	16	—	18
Other derivative contracts	—	96	—	96
Other	1	12	—	13
Total other liabilities	50	3,039	—	3,089
Total liabilities at fair value	$50	$3,048	$1,215	$4,313
(1) The fair value of the GMWB and GMAB embedded derivatives included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.
(2) The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives.

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

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, January 1, 2015	$1,518	$206	$91	$169	$6	$1,990		$1
Total gains (losses) included in:
Net income	(2)	—	—	1	—	(1)	(1)	(1)	(1)
Other comprehensive loss	(21)	(2)	—	(2)	—	(25)		—
Purchases	189	334	41	72	—	636		—
Settlements	(248)	(55)	(7)	(22)	—	(332)		—
Transfers into Level 3	—	—	6	14	—	20		—
Transfers out of Level 3	(11)	(265)	(128)	(70)	(1)	(475)		—
Balance, December 31, 2015	$1,425	$218	$3	$162	$5	$1,813		$—
Changes in unrealized gains (losses) relating to assets held at December 31, 2015 included in:
Net investment income	$(2)	$—	$—	$1	$—	$(1)		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	27	(1)	105	(2)	132
Issues	114		271		385
Settlements	(19)		(4)		(23)
Balance, December 31, 2015	$364		$851		$1,215
Changes in unrealized losses relating to liabilities held at December 31, 2015 included in:
Interest credited to fixed accounts	$27		$—		$27
Benefits, claims, losses and settlement expenses	—		127		127
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, January 1, 2014	$1,640	$187	$30	$260	$6	$2,123		$2
Total gains (losses) included in:
Net income	(1)	(1)	1	1	—	—	(1)	—
Other comprehensive income	(2)	—	(2)	2	(1)	(3)		—
Purchases	213	399	59	32	1	704		1
Sales	(18)	—	—	—	—	(18)		(2)
Settlements	(306)	(24)	(1)	(11)	—	(342)		—
Transfers into Level 3	—	—	78	—	1	79		—
Transfers out of Level 3	(8)	(355)	(74)	(115)	(1)	(553)		—
Balance, December 31, 2014	$1,518	$206	$91	$169	$6	$1,990		$1
Changes in unrealized gains (losses) relating to assets held at December 31, 2014 included in:
Net investment income	$(1)	$—	$1	$1	$—	$1		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	40	(1)	811	(2)	851
Issues	90		254		344
Settlements	(13)		(11)		(24)
Balance, December 31, 2014	$242		$479		$721
Changes in unrealized losses relating to liabilities held at December 31, 2014 included in:
Interest credited to fixed accounts	$40		$—		$40
Benefits, claims, losses and settlement expenses	—		811		811
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, January 1, 2013	$1,764	$284	$206	$178	$6	$2,438		$—
Total gains (losses) included in:
Net income	(3)	—	—	2	—	(1)	(1)	—
Other comprehensive loss	(41)	—	(6)	9	1	(37)		—
Purchases	135	335	25	259	—	754		2
Settlements	(215)	(18)	(36)	(5)	—	(274)		—
Transfers into Level 3	—	—	—	8	—	8		—
Transfers out of Level 3	—	(414)	(159)	(191)	(1)	(765)		—
Balance, December 31, 2013	$1,640	$187	$30	$260	$6	$2,123		$2
Changes in unrealized gains (losses) relating to assets held at December 31, 2013 included in:
Net investment income	$(3)	$—	$—	$2	$—	$(1)		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$45		$833		$878
Total (gains) losses included in:
Net income	19	(1)	(1,617)	(2)	(1,598)
Issues	62		228		290
Settlements	(1)		(19)		(20)
Balance, December 31, 2013	$125		$(575)		$(450)
Changes in unrealized gains (losses) relating to liabilities held at December 31, 2013 included in:
Interest credited to fixed accounts	$19		$—		$19
Benefits, claims, losses and settlement expenses	—		(1,598)		(1,598)
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $74 million, $124 million and $(168) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2015, 2014 and 2013, respectively.
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

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,411	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	–	3.8%	1.6%
IUL embedded derivatives	$364	Discounted cash flow	Nonperformance risk (1)	68		bps
GMWB and GMAB embedded derivatives	$851	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.4%	–	21.5%
			Nonperformance risk (1)	68		bps

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,476	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.9%	1.5%
IUL embedded derivatives	$242	Discounted cash flow	Nonperformance risk (1)	65		bps
GMWB and GMAB embedded derivatives	$479	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	51.1%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.2%	–	20.9%
			Nonperformance risk (1)	65		bps
			Elective contractholder strategy allocations (4)	0.0%	–	3.0%
(1) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.
(2) The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.
(3) Market volatility is implied volatility of fund of funds and managed volatility funds.
(4) The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model. As the contractholder experience of related elective strategy allocations reached the ultimate expected levels in 2015, the Company is no longer including this input in the fair value measurement effective September 30, 2015.
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
Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) liability value. Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly lower (higher) liability value. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution system and whether the value of the guaranteed benefit exceeds the contract accumulation value.

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 16 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2015 and 2014. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 16 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2015 and 2014. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.
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

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,359	$—	$—	$3,372	$3,372
Policy and certificate loans	824	—	1	803	804
Receivables	1,471	148	1,322	3	1,473
Restricted and segregated cash	2,548	2,548	—	—	2,548
Other investments and assets	583	1	510	54	565
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,523	$—	$—	$12,424	$12,424
Investment certificate reserves	4,831	—	—	4,823	4,823
Brokerage customer deposits	3,802	3,802	—	—	3,802
Separate account liabilities	4,704	—	4,704	—	4,704
Debt and other liabilities	3,173	202	2,958	113	3,273

	December 31, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,440	$—	$—	$3,512	$3,512
Policy and certificate loans	806	—	1	793	794
Receivables	1,418	215	1,200	3	1,418
Restricted and segregated cash	2,614	2,614	—	—	2,614
Other investments and assets	551	—	460	84	544
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,979	$—	$—	$13,996	$13,996
Investment certificate reserves	4,201	—	—	4,195	4,195
Brokerage customer deposits	3,465	3,465	—	—	3,465
Separate account liabilities	4,478	—	4,478	—	4,478
Debt and other liabilities	3,576	261	3,446	121	3,828
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
Other investments and assets also include the Company’s membership in the FHLB and investments related to the Community Reinvestment Act. The fair value of these assets is approximated by the carrying value and classified as Level 3 due to restrictions on transfer and lack of liquidity in the primary market for these assets.
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,129	$—	$3,129	$(2,331)	$(391)	$(320)	$87
OTC cleared	418	—	418	(314)	(102)	—	2
Exchange-traded	40	—	40	(3)	—	—	37
Total derivatives	3,587	—	3,587	(2,648)	(493)	(320)	126
Securities borrowed	148	—	148	(30)	—	(115)	3
Total	$3,735	$—	$3,735	$(2,678)	$(493)	$(435)	$129

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,735	$—	$3,735	$(3,000)	$(281)	$(418)	$36
OTC cleared	305	—	305	(224)	(81)	—	—
Exchange-traded	61	—	61	—	—	—	61
Total derivatives	4,101	—	4,101	(3,224)	(362)	(418)	97
Securities borrowed	215	—	215	(49)	—	(163)	3
Total	$4,316	$—	$4,316	$(3,273)	$(362)	$(581)	$100
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$2,725	$—	$2,725	$(2,331)	$—	$(393)	$1
OTC cleared	345	—	345	(314)	(25)	—	6
Exchange-traded	6	—	6	(3)	(1)	—	2
Total derivatives	3,076	—	3,076	(2,648)	(26)	(393)	9
Securities loaned	203	—	203	(30)	—	(164)	9
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,329	$—	$3,329	$(2,678)	$(26)	$(607)	$18

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,723	$—	$3,723	$(3,000)	$—	$(723)	$—
OTC cleared	232	—	232	(224)	(8)	—	—
Total derivatives	3,955	—	3,955	(3,224)	(8)	(723)	—
Securities loaned	261	—	261	(49)	—	(205)	7
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,266	$—	$4,266	$(3,273)	$(8)	$(978)	$7
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
When the fair value of collateral accepted by the Company is less than the amount due to the Company, there is a risk of loss if the counterparty fails to perform or provide additional collateral. To mitigate this risk, the Company monitors collateral values regularly and requires additional collateral when necessary. When the value of collateral pledged by the Company declines, the Company may be required to post additional collateral.

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2015			December 31, 2014
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$58	$—	$1,025	$76	$—
Total qualifying hedges	675	58	—	1,025	76	—

Derivatives not designated as hedging instruments
Interest rate contracts	63,798	1,882	969	61,849	1,955	1,136
Equity contracts	70,238	1,587	1,993	69,805	2,039	2,702
Credit contracts	600	2	—	616	—	—
Foreign exchange contracts	4,408	56	18	2,029	30	3
Other contracts	3,760	2	96	2,744	1	114
Total non-designated hedges	142,804	3,529	3,076	137,043	4,025	3,955

Embedded derivatives
GMWB and GMAB (4)	N/A	—	851	N/A	—	479
IUL	N/A	—	364	N/A	—	242
EIA	N/A	—	5	N/A	—	6
SMC	N/A	—	4	N/A	—	6
Total embedded derivatives	N/A	—	1,224	N/A	—	733
Total derivatives	$143,479	$3,587	$4,300	$138,068	$4,101	$4,688
N/A  Not applicable.
(1)  The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, and EIA embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets. The fair value of the SMC embedded derivative liability is included in Customer deposits on the Consolidated Balance Sheets.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.6 billion and $1.5 billion at December 31, 2015 and 2014, respectively. See Note 15 for additional information related to master netting arrangements and cash collateral. See Note 4 for information about derivatives held by consolidated VIEs.

(4)
The fair value of the GMWB and GMAB embedded derivatives at December 31, 2015 included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2014 included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

See Note 14 for additional information regarding the Company’s fair value measurement of derivative instruments.
At December 31, 2015 and 2014, investment securities with a fair value of $323 million and $435 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $193 million and $151 million, respectively, may be sold, pledged or rehypothecated by the Company. At December 31, 2015 and 2014, the Company had not sold, pledged or rehypothecated any securities that were accepted as collateral. In addition, at December 31, 2015 and 2014, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company's Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Year Ended December 31, 2015
Interest rate contracts	$(21)	$—	$—	$—	$241	$—
Equity contracts	—	—	1	(10)	(304)	2
Credit contracts	—	—	—	—	(1)	—
Foreign exchange contracts	4	—	(1)	—	13	(2)
Other contracts	1	—	—	—	(27)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(372)	—
IUL embedded derivatives	—	—	—	(8)	—	—
EIA embedded derivatives	—	—	—	1	—	—
SMC embedded derivatives	—	—	—	—	—	—
Total loss	$(16)	$—	$—	$(17)	$(450)	$—
Year Ended December 31, 2014
Interest rate contracts	$1	$—	$—	$—	$1,122	$—
Equity contracts	(4)	3	13	21	(304)	4
Credit contracts	—	—	—	—	(33)	—
Foreign exchange contracts	2	—	(5)	—	(9)	(1)
Other contracts	—	—	—	—	(12)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(1,054)	—
IUL embedded derivatives	—	—	—	(27)	—	—
EIA embedded derivatives	—	—	—	(2)	—	—
SMC embedded derivatives	—	(3)	—	—	—	—
Total gain (loss)	$(1)	$—	$8	$(8)	$(290)	$3
Year Ended December 31, 2013
Interest rate contracts	$2	$—	$—	$—	$(742)	$—
Equity contracts	(17)	7	9	14	(1,084)	5
Credit contracts	—	—	—	—	6	—
Foreign exchange contracts	(2)	—	—	—	26	—
Other contracts	1	—	—	—	(42)	—
GMWB and GMAB embedded derivatives	—	—	—	—	1,408	—
IUL embedded derivatives	—	—	—	(16)	—	—
EIA embedded derivatives	—	—	—	(3)	—	—
SMC embedded derivatives	—	(6)	—	—	—	—
Total gain (loss)	$(16)	$1	$9	$(5)	$(428)	$5
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The GMAB and non-life contingent GMWB provisions are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. The Company economically hedges the exposure related to GMAB and non-life contingent GMWB provisions primarily using futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2016	$331	$76
2017	273	76
2018	221	126
2019	264	128
2020	198	59
2021-2027	633	176
Total	$1,920	$641
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The Company’s macro hedge derivatives are included in Other contracts in the tables above.
EIA, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. The equity component of the EIA, IUL and stock market certificate product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
The Company enters into futures and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The Company enters into foreign currency forward contracts to economically hedge its exposure to certain foreign transactions. The Company enters into futures contracts to economically hedge its exposure related to compensation plans.
Cash Flow Hedges
The Company has designated and accounts for the following as cash flow hedges: (i) interest rate swaps to hedge interest rate exposure on debt, (ii) interest rate lock agreements to hedge interest rate exposure on debt issuances and (iii) swaptions used to hedge the risk of increasing interest rates on forecasted fixed premium product sales.
For all years ended December 31, 2015, 2014 and 2013, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were $1 million. The estimated net amount of existing pretax losses as of December 31, 2015 that the Company expects to reclassify to earnings within the next twelve months is $4 million, which consists of $2 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 20 years and relates to forecasted debt interest payments. See Note 18 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.

Fair Value Hedges
In 2010, the Company entered into and designated as fair value hedges three interest rate swaps to convert senior notes due 2015, 2019 and 2020 from fixed rate debt to floating rate debt. The interest rate swaps related to the senior notes due 2015 matured in the fourth quarter of 2015. The swaps have identical terms as the underlying debt being hedged so no ineffectiveness is expected to be realized. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. The following table presents the amounts recognized in income related to fair value hedges:

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Years Ended December 31,
		2015	2014	2013
		(in millions)
Interest rate contracts	Interest and debt expense	$31	$33	$57
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At December 31, 2015 and 2014, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $284 million and $416 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2015 and 2014 was $283 million and $416 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at December 31, 2015 and 2014 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million and nil, respectively.

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
The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	December 31,
	2015	2014	2013
	(in millions)
Stock option	$39	$37	$36
Restricted stock(1)	22	26	46
Restricted stock units	83	67	61
Liability awards	14	30	31
Total	$158	$160	$174
(1) Includes nil, $3 million and $10 million of expense related to EIP for the years ended December 31, 2015, 2014 and 2013, respectively.
For the years ended December 31, 2015, 2014 and 2013, total income tax benefit recognized by the Company related to share-based compensation expense was $56 million, $55 million and $60 million, respectively.

As of December 31, 2015, there was $99 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 2.4 years.
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
The following weighted average assumptions were used for stock option grants:

	2015	2014	2013
Dividend yield	2.0%	2.0%	3.0%
Expected volatility	26%	31%	41%
Risk-free interest rate	1.2%	1.5%	0.9%
Expected life of stock option (years)	5.0	5.0	5.0
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
The weighted average grant date fair value for options granted during 2015, 2014 and 2013 was $25.12, $25.59 and $18.16, respectively.
A summary of the Company’s stock option activity for 2015 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	7.2	$65.07	6.7	$485
Granted	1.6	128.58
Exercised	(1.4)	50.50
Forfeited	(0.1)	106.17
Outstanding at December 31	7.3	81.11	6.7	222
Exercisable at December 31	4.2	59.02	5.4	201
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $111 million, $243 million and $299 million during the years ended December 31, 2015, 2014 and 2013, respectively.

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
Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation deferrals into stock and deferred share units for 2015 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	1.4	$80.68
Granted	0.6	129.07
Deferred	0.3	121.17
Vested	(1.0)	95.76
Forfeited	—	101.84
Non-vested shares at December 31	1.3	103.01
The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2015, 2014 and 2013 was $133 million, $259 million and $120 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2015, 2014 and 2013 was $128.43, $109.60 and $68.90, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2015, 2014 and 2013 was $123.88, $114.69 and $80.77, respectively.
Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the target, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise common stock. The total amount of target PSUs outstanding at the end of December 31, 2015, 2014 and 2013 was 0.2 million, 0.2 million, 0.3 million, respectively. The PSUs are liability awards. During the years ended December 31, 2015 and 2014, the value of shares settled for PSU awards was $27 million and $20 million, respectively. There were no settlements made for PSU awards for the years ended December 31, 2013.
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
The value of the EPP and EIP awards is recognized as compensation expense evenly over the vesting periods. Generally, the expense is based on the grant date fair value of the awards as determined by an annual independent valuation of Threadneedle’s fair market value; however, for awards accounted for as a liability the expense is adjusted to reflect Threadneedle’s current calculated value (the change in the value of the awards is recognized immediately for vested awards and over the remaining vesting period for unvested awards). During the years ended December 31, 2015, 2014 and 2013, cash settlements of EPP and EIP awards were $28 million, $28 million and $23 million, respectively.

18.  Shareholders’ Equity
The following tables provide the amounts related to each component of other comprehensive income (loss) (“OCI”):

	Year Ended December 31, 2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax
Net unrealized securities losses:	(in millions)
Net unrealized securities losses arising during the period (1)	$(1,027)	$359	$(668)
Reclassification of net securities gains included in net income (2)	(6)	2	(4)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	480	(168)	312
Net unrealized securities losses	(553)	193	(360)

Net unrealized derivatives losses:
Reclassification of net derivative losses included in net income (3)	1	—	1
Net unrealized derivatives losses	1	—	1

Defined benefit plans:
Prior service credit	(2)	—	(2)
Net loss arising during the period	(24)	6	(18)
Defined benefit plans	(26)	6	(20)

Foreign currency translation	(46)	16	(30)

Other comprehensive loss attributable to Ameriprise Financial	(624)	215	(409)
Other comprehensive loss attributable to noncontrolling interests	(60)	—	(60)
Total other comprehensive loss	$(684)	$215	$(469)

	Year Ended December 31, 2014
	Pretax	Income Tax Benefit (Expense)	Net of Tax
Net unrealized securities gains:	(in millions)
Net unrealized securities gains arising during the period (1)	$529	$(184)	$345
Reclassification of net securities gains included in net income (2)	(39)	14	(25)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(290)	101	(189)
Net unrealized securities gains	200	(69)	131

Net unrealized derivatives losses:
Reclassification of net derivative losses included in net income (3)	1	—	1
Net unrealized derivatives losses	1	—	1

Defined benefit plans:
Prior service credit	(1)	—	(1)
Net loss arising during the period	(37)	13	(24)
Defined benefit plans	(38)	13	(25)

Foreign currency translation	(62)	22	(40)

Other comprehensive income attributable to Ameriprise Financial	101	(34)	67
Other comprehensive loss attributable to noncontrolling interests	(63)	—	(63)
Total other comprehensive income	$38	$(34)	$4

	Year Ended December 31, 2013
	Pretax	Income Tax Benefit (Expense)	Net of Tax
Net unrealized securities losses:	(in millions)
Net unrealized securities losses arising during the period (1)	$(1,484)	$513	$(971)
Reclassification of net securities gains included in net income (2)	(7)	2	(5)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	490	(171)	319
Net unrealized securities losses	(1,001)	344	(657)

Net unrealized derivatives losses:
Reclassification of net derivative losses included in net income (3)	1	—	1
Net unrealized derivatives losses	1	—	1

Defined benefit plans:
Prior service credit	(2)	1	(1)
Net gain arising during the period	71	(25)	46
Defined benefit plans	69	(24)	45

Foreign currency translation	18	(6)	12

Other comprehensive loss attributable to Ameriprise Financial	(913)	314	(599)
Other comprehensive income attributable to noncontrolling interests	25	—	25
Total other comprehensive loss	$(888)	$314	$(574)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes a $4 million, $4 million and $4 million pretax gain reclassified to interest and debt expenses and a $5 million, $5 million and $5 million pretax loss reclassified to net investment income for the years ended December 31, 2015, 2014 and 2013, respectively.
Other comprehensive income (loss) related to net unrealized securities gains (losses) includes three components: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Losses	Defined Benefit Plans	Foreign Currency Translation	Total
	(in millions)
Balance, January 1, 2013	$1,312		$(2)	$(91)	$(25)	$1,194
OCI before reclassifications	(652)		—	39	12	(601)
Amounts reclassified from AOCI	(5)		1	6	—	2
OCI attributable to Ameriprise Financial	(657)		1	45	12	(599)
Balance, December 31, 2013	655	(1)	(1)	(46)	(13)	595
OCI before reclassifications	156		—	(30)	(40)	86
Amounts reclassified from AOCI	(25)		1	5	—	(19)
OCI attributable to Ameriprise Financial	131		1	(25)	(40)	67
Balance, December 31, 2014	786	(1)	—	(71)	(53)	662
OCI before reclassifications	(356)		—	(25)	(30)	(411)
Amounts reclassified from AOCI	(4)		1	5	—	2
OCI attributable to Ameriprise Financial	(360)		1	(20)	(30)	(409)
Balance, December 31, 2015	$426	(1)	$1	$(91)	$(83)	$253
(1) Includes $4 million, $5 million and $(4) million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at December 31, 2015, 2014 and 2013, respectively.
For the years ended December 31, 2015, 2014 and 2013, the Company repurchased a total of 13.9 million shares, 11.8 million shares and 17.8 million shares, respectively, of its common stock for an aggregate cost of $1.7 billion, $1.4 billion and $1.5 billion, respectively. In April 2014, the Company's Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through April 28, 2016. In December 2015, the Company’s Board of Directors authorized additional expenditures of up to $2.5 billion worth of the Company’s common stock through December 31, 2017. As of December 31, 2015, the Company had $2.6 billion remaining under its share repurchase authorizations.
The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For the years ended December 31, 2015, 2014 and 2013, the Company reacquired 0.4 million shares, 0.8 million shares and 0.4 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $49 million, $92 million and $26 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the years ended December 31, 2015, 2014 and 2013, the Company reacquired 0.7 million shares, 2.1 million shares and 2.9 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $92 million, $252 million and $227 million, respectively.
For the years ended December 31, 2015, 2014 and 2013, respectively, the Company reissued 1.0 million, 1.6 million and 1.9 million treasury shares, respectively, for restricted stock award grants, PSUs, and issuance of shares vested under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

19.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders
The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$1,687	$2,002	$1,478
Less: Net income attributable to noncontrolling interests	125	381	141
Income from continuing operations attributable to Ameriprise Financial	1,562	1,621	1,337
Loss from discontinued operations, net of tax	—	(2)	(3)
Net income attributable to Ameriprise Financial	$1,562	$1,619	$1,334

Denominator:
Basic: Weighted-average common shares outstanding	181.7	191.6	203.2
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.5	3.4	3.9
Diluted: Weighted-average common shares outstanding	184.2	195.0	207.1

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$8.60	$8.46	$6.58
Loss from discontinued operations	—	(0.01)	(0.02)
Net income	$8.60	$8.45	$6.56
Diluted:
Income from continuing operations	$8.48	$8.31	$6.46
Loss from discontinued operations	—	(0.01)	(0.02)
Net income	$8.48	$8.30	$6.44
The calculation of diluted earnings per share excludes the incremental effect of 1.7 million and 0.1 million options as of December 31, 2015, and 2014, respectively, due to their anti-dilutive effect. There was no incremental effect of options for 2013.

20. Regulatory Requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s subsidiaries. At December 31, 2015, the aggregate amount of unrestricted net assets was approximately $2.0 billion.
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
State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned surplus aggregated $954 million and $638 million as of December 31, 2015 and 2014, respectively.

In addition, dividends or distributions, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $3.7 billion and $3.3 billion at December 31, 2015 and 2014, respectively. Statutory capital and surplus for IDS Property Casualty was $684 million and $560 million at December 31, 2015 and 2014, respectively.
Statutory net gain from operations and net income (loss) are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
RiverSource Life
Statutory net gain from operations(1)	$1,033	$1,412	$1,633
Statutory net income(1)	633	1,154	1,337
IDS Property Casualty
Statutory net income (loss)	(44)	(25)	11
(1) Statutory net gain (loss) from operations and statutory net income (loss) are significantly impacted by changes in reserves for variable annuity guaranteed benefits, however, these impacts are substantially offset by unrealized gains (losses) on derivatives which are not included in statutory income but are recorded directly to surplus.
Government debt securities of $5 million at both December 31, 2015 and 2014, held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $4.8 billion and $4.2 billion at December 31, 2015 and 2014, respectively. ACC had qualified assets of $5.1 billion and $4.5 billion at December 31, 2015 and 2014, respectively.
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. The previous maximum commitment, set March 2, 2009, was $115 million. For the years ended December 31, 2015 and 2014, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
Threadneedle’s required capital is predominantly based on the requirements specified by its regulator, the Financial Conduct Authority (“FCA”), under its Capital Adequacy Requirements for asset managers.
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
Ameriprise National Trust Bank is subject to regulation by the Comptroller of Currency (“OCC”) and, to a limited extent, by the Federal Deposit Insurance Corporation. As a limited powers national association, Ameriprise National Trust Bank is subject to supervision under various laws and regulations enforced by the OCC, including those related to capital adequacy, liquidity and conflicts of interest.

21.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Current income tax
Federal	$509	$248	$549
State and local	36	33	24
Foreign	41	36	37
Total current income tax	586	317	610
Deferred income tax
Federal	(124)	202	(102)
State and local	(4)	30	(10)
Foreign	(3)	(4)	(6)
Total deferred income tax	(131)	228	(118)
Total income tax provision	$455	$545	$492
The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
United States	$1,710	$1,858	$1,640
Foreign	432	689	330
Total	$2,142	$2,547	$1,970
In December 2014, the Company received IRS approval for a change in accounting method related to variable annuity hedging. Accordingly, the Company began using the approved method of accounting in the fourth quarter of 2014. The change to the approved method increased deferred tax expense and current tax receivables with a corresponding decrease to current tax expense and deferred tax assets of approximately $300 million in 2014.
The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2015	2014	2013
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Net income attributable to noncontrolling interests	(2.0)	(5.2)	(2.5)
Dividend exclusion	(6.7)	(4.7)	(5.1)
Low income housing tax credits	(3.0)	(2.1)	(2.7)
Foreign tax credits, net of addback	(2.1)	(2.0)	(0.9)
State taxes, net of federal benefit	—	1.6	0.5
Tax-exempt interest income	—	(0.7)	(0.9)
Taxes applicable to prior years	—	(0.2)	—
Other, net	0.1	(0.3)	1.6
Income tax provision	21.3%	21.4%	25.0%
The decrease in the Company’s effective tax rate in 2014 compared to 2013 is primarily the result of an increase in net income attributable to noncontrolling interests and an increase in foreign tax credits, as well as a $17 million benefit in 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.

Accumulated earnings of certain foreign subsidiaries, which totaled $272 million at December 31, 2015, are intended to be permanently reinvested outside the United States. Accordingly, U.S. federal taxes, which would have aggregated $63 million, have not been provided on those earnings.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2015	2014
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$1,391	$1,292
Deferred compensation	384	350
Investment related	118	83
Postretirement benefits	56	—
Loss carryovers and tax credit carryforwards	—	25
Other	87	102
Gross deferred income tax assets	2,036	1,852
Less: valuation allowance	11	20
Total deferred income tax assets	2,025	1,832
Deferred income tax liabilities
Deferred acquisition costs	730	738
Net unrealized gains on Available-for-Sale securities	233	424
Depreciation expense	169	131
Deferred sales inducement costs	125	128
Intangible assets	113	96
Goodwill	66	—
Other	18	101
Gross deferred income tax liabilities	1,454	1,618
Net deferred income tax assets	$571	$214
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $16 million, net of federal benefit, which will expire beginning December 31, 2016. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance of $11 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2015	2014	2013
	(in millions)
Balance at January 1	$242	$209	$116
Additions based on tax positions related to the current year	18	17	22
Additions for tax positions of prior years	48	35	74
Reductions for tax positions of prior years	(147)	(19)	(3)
Balance at December 31	$161	$242	$209
If recognized, approximately $57 million, $57 million and $62 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2015, 2014, and 2013, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $90 million to $100 million in the next 12 months primarily due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $3 million, $6 million, and $6 million in interest and penalties for the years ended

December 31, 2015, 2014, and 2013, respectively. At December 31, 2015 and 2014, the Company had a payable of $51 million and $48 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS has completed its field examination of the 1997 through 2011 tax returns. However, for federal income tax purposes, tax years 1997 through 2006, 2008, and 2009 remain open for certain unagreed-upon issues. The IRS is currently auditing the Company’s U.S. Income Tax Returns for 2012 and 2013. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2012 and remain open for all years after 2012.

22. Retirement Plans and Profit Sharing Arrangements
Defined Benefit Plans
Pension Plans and Other Postretirement Benefits
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
The Company also sponsors unfunded defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. Net periodic postretirement benefit costs were nil for the years ended December 31, 2015, 2014 and 2013.
Most employees outside the U.S. are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.
The components of the net periodic benefit cost for pension plans were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Service cost	$46	$43	$46
Interest cost	27	28	23
Expected return on plan assets	(40)	(38)	(33)
Amortization of prior service costs	(1)	(1)	(1)
Amortization of net loss	9	7	11
Other	4	3	2
Net periodic benefit cost	$45	$42	$48
The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.

The following table provides a reconciliation of changes in the benefit obligation:

	Pension Plans		Other Postretirement Plans
	2015	2014	2015	2014
	(in millions)
Benefit obligation, January 1	$776	$676	$18	$18
Service cost	46	43	—	—
Interest cost	27	28	1	1
Benefits paid	(6)	(7)	(3)	(4)
Actuarial (gain) loss	(3)	30	—	—
Participant contributions	—	—	2	3
Settlements	(20)	(20)	—	—
Foreign currency rate changes	(8)	(8)	—	—
Additional voluntary contribution ("AVC") obligation	—	34	—	—
Benefit obligation, December 31	$812	$776	$18	$18
The following table provides a reconciliation of changes in the fair value of assets:

	Pension Plans
	2015	2014
	(in millions)
Fair value of plan assets, January 1	$612	$544
Actual return on plan assets	(9)	37
Employer contributions	40	47
Benefits paid	(6)	(7)
Settlements	(20)	(20)
Foreign currency rate changes	(9)	(8)
AVC asset	—	19
Fair value of plan assets, December 31	$608	$612
The AVC obligation and asset included in the tables above relate to a retirement plan provided to employees outside the U.S., which allows participants to make voluntary contributions to be converted at retirement into additional defined benefit pension provided by the plan. Participant contributions are invested in one or more pooled pension funds available under the plan.
The Company complies with the minimum funding requirements in all countries. The following table provides the amounts recognized in the Consolidated Balance Sheets at December 31, which equal the funded status of the plans:

	Pension Plans		Other Postretirement Plans
	2015	2014	2015	2014
	(in millions)
Benefit liability	$(223)	$(178)	$(18)	$(18)
Benefit asset	19	14	—	—
Net amount recognized	$(204)	$(164)	$(18)	$(18)

The accumulated benefit obligation for all pension plans as of December 31, 2015 and 2014 was $740 million and $702 million, respectively. The following table provides information for pension plans with benefit obligations in excess of plan assets:

	December 31,
	2015	2014
	(in millions)
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$620	$582
Fair value of plan assets	446	449
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$668	$628
Fair value of plan assets	446	449
The weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Other Postretirement Plans
	2015	2014	2015	2014
Discount rates	3.66%	3.44%	3.90%	3.60%
Rates of increase in compensation levels	4.36	4.35	N/A	N/A
Healthcare cost increase rates:
Next year trend rate	N/A	N/A	5.75	6.00
Ultimate trend rate	N/A	N/A	5.00	5.00
Years to ultimate trend rate	N/A	N/A	3	4
The weighted average assumptions used to determine net periodic benefit cost of pension plans were as follows:

	2015	2014	2013
Discount rates	3.43%	4.06%	3.45%
Rates of increase in compensation levels	4.41	4.38	4.36
Expected long-term rates of return on assets	7.10	7.58	7.62
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
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 65% equity securities and 35% debt securities and AVC assets which are allocated at the discretion of the individual. Actual allocations will generally be within 5% of these targets. At December 31, 2015, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company’s pension plan assets measured at fair value on a recurring basis:

	December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$74	$83	$—	$157
U.S. small cap stocks	55	3	—	58
Non-U.S. large cap stocks	21	34	—	55
Non-U.S. small cap stocks	21	—	—	21
Emerging markets	14	21	—	35
Debt securities:
U.S. investment grade bonds	19	14	—	33
U.S. high yield bonds	—	26	—	26
Non-U.S. investment grade bonds	—	14	—	14
Real estate investment trusts	—	—	16	16
Hedge funds	—	—	21	21
Pooled pension funds	—	143	—	143
AVC assets (pooled pension funds)	—	19	—	19
Cash equivalents	10	—	—	10
Total	$214	$357	$37	$608

	December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$74	$84	$—	$158
U.S. small cap stocks	59	1	—	60
Non-U.S. large cap stocks	21	33	—	54
Non-U.S. small cap stocks	18	—	—	18
Emerging markets	15	24	—	39
Debt securities:
U.S. investment grade bonds	19	15	—	34
U.S. high yield bonds	—	27	—	27
Non-U.S. investment grade bonds	—	15	—	15
Real estate investment trusts	—	—	14	14
Hedge funds	—	—	21	21
Pooled pension funds	—	144	—	144
AVC assets (pooled pension funds)	—	19	—	19
Cash equivalents	9	—	—	9
Total	$215	$362	$35	$612
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
The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

Asset Category	Real Estate Investment Trusts	Hedge Funds
	(in millions)
Balance at January 1, 2013	$12	$18
Actual return on plan assets:
Relating to assets still held at the reporting date	—	2
Purchases	2	—
Sales	(12)	—
Balance at December 31, 2013	2	20
Actual return on plan assets:
Relating to assets still held at the reporting date	1	1
Purchases	11	—
Balance at December 31, 2014	14	21
Actual return on plan assets:
Relating to assets still held at the reporting date	2	—
Balance at December 31, 2015	$16	$21
The amounts recognized in AOCI, net of tax, as of December 31, 2015 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $97 million and an unrecognized prior service credit of $2 million related to the Company’s pension plans and an unrecognized actuarial gain of $4 million related to the Company’s other postretirement plans. The estimated amounts that will be amortized from AOCI, net of tax, into net periodic benefit cost in 2016 include a prior service credit of $1 million and an actuarial loss of $4 million related to Company’s pension plans and an actuarial gain of $1 million related to Company’s other postretirement plans. See Note 18 for a rollforward of AOCI related to the Company’s defined benefit plans.
The Company’s pension plans expect to make benefit payments to retirees as follows:

	Pension Plans	Other Postretirement Plans
	(in millions)
2016	$71	$2
2017	75	2
2018	74	2
2019	78	1
2020	76	1
2021-2025	322	6
The Company expects to contribute $23 million and $2 million to its pension plans and other postretirement plans, respectively, in 2016.
Defined Contribution Plans
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
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $47 million, $37 million and $35 million in 2015, 2014 and 2013, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $6 million, $6 million and $5 million in 2015, 2014 and 2013, respectively.
Threadneedle Profit Sharing Plan
On an annual basis, Threadneedle employees are eligible for a profit sharing arrangement. The profit sharing percentage is variable and linked to certain performance criteria. Compensation expense related to the employee profit sharing plan was $60 million, $66 million and $69 million in 2015, 2014 and 2013, respectively.

23. Commitments, Guarantees and Contingencies
Commitments
The Company is committed to pay aggregate minimum rentals under noncancelable operating leases for office facilities and equipment in future years as follows:

(in millions)
2016	$56
2017	54
2018	45
2019	33
2020	26
Thereafter	63
Total (1)	$277
(1) Minimum payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases.
For the years ended December 31, 2015, 2014 and 2013, operating lease expense was $67 million, $85 million and $85 million, respectively.
The following table presents the Company’s funding commitments as of December 31:

	2015	2014
	(in millions)
Commercial mortgage loans	$73	$55
Consumer mortgage loans	447	491
Consumer lines of credit	3	3
Affordable housing partnerships	117	124
Total funding commitments	$640	$673
Since the Company expects many of the commitments related to consumer mortgage loans to expire without being drawn, total commitment amounts do not necessarily represent the Company’s future liquidity requirements. In addition, the commitments include consumer credit lines that are cancelable upon notification to the consumer.
Guarantees
The Company’s life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2015, these guarantees range up to 5%.
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

The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At December 31, 2015 and 2014, the estimated liability was $13 million and $14 million, respectively. The related premium tax asset at both December 31, 2015 and 2014 was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, FINRA, the OCC, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance and annuity claims; security of client information; trading activity; and front office systems and controls at the Company’s UK subsidiary. The Company is also responding to regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators.
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
In November 2014, a lawsuit was filed against the Company’s London-based asset management affiliate in England’s High Court of Justice Commercial Court, entitled Otkritie Capital International Ltd and JSC Otkritie Holding v. Threadneedle Asset Management Ltd. and Threadneedle Management Services Ltd. (“Threadneedle Defendants”). Claimants allege that the Threadneedle Defendants should be held liable for the wrongful acts of one of its former employees, who in February 2014 was held jointly and severally liable with several other parties for conspiracy and dishonest assistance in connection with a fraud perpetrated against Claimants in 2011. Claimants allege they were harmed by that fraud in the amount of $120 million. The Threadneedle Defendants applied to the Court for an Order dismissing the proceedings as an abuse of process of the Court. This application was declined in August 2015. The Threadneedle Defendants applied to the Court of Appeal for leave to appeal, which application was granted in November 2015. A hearing on the appeal is expected in January 2017 and the case is stayed pending the outcome of the appeal. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the number of parties involved, and the failure to allege any specific, evidence based damages.

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
The Company’s executive officers and directors may have transactions with the Company or its subsidiaries involving financial products and insurance services. All obligations arising from these transactions are in the ordinary course of the Company’s business and are on the same terms in effect for comparable transactions with the general public. Such obligations involve normal risks of collection and do not have features or terms that are unfavorable to the Company or its subsidiaries.
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
The Asset Management segment provides investment management and advice and investment products to retail, high net worth and institutional clients on a global scale through Columbia Threadneedle Investments, a new brand launched on March 30, 2015 that represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (“Columbia Management”) and Threadneedle. Although the group now operates under one brand, established investment teams, strategies and processes in place at both firms will not change as a result of the new brand, nor will existing funds or client portfolios and mandates. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. The Company provides U.S. retail clients with products through unaffiliated third party financial institutions and through the Advice & Wealth Management segment, and provides institutional products and services through its institutional sales force. International retail products are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, CLOs, hedge fund or alternative strategies, collective funds and property funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. The Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.
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
Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the results of discontinued operations, the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), integration and restructuring charges and the impact of consolidating investment entities. Operating net revenues also exclude net realized investment gains or losses. Operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization). The market impact on variable annuity guaranteed benefits and IUL benefits includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread. Integration and restructuring charges primarily relate to the Company’s acquisition of the long-term asset management business of Columbia Management Group on April 30, 2010. The costs include system integration costs, proxy and other regulatory filing costs, employee reduction and retention costs and investment banking, legal and other acquisition costs. Beginning in the second quarter of 2012, integration and restructuring charges also include expenses related to the Company’s transition of its federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank.

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2015	2014
	(in millions)
Advice & Wealth Management	$11,338	$10,220
Asset Management	7,931	7,509
Annuities	94,002	98,535
Protection	20,755	20,779
Corporate & Other	11,316	11,767
Total assets	$145,342	$148,810

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Operating net revenues:
Advice & Wealth Management	$5,013	$4,806	$4,295
Asset Management	3,254	3,320	3,169
Annuities	2,541	2,591	2,561
Protection	2,384	2,287	2,186
Corporate & Other	3	4	15
Eliminations(1)	(1,461)	(1,417)	(1,369)
Total segment operating revenues	11,734	11,591	10,857
Net realized gains	4	37	7
Revenue attributable to CIEs	446	651	345
Market impact on IUL benefits, net	7	(11)	(10)
Market impact of hedges on investments	(21)	—	—
Total net revenues per consolidated statements of operations(2)	$12,170	$12,268	$11,199
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2015, 2014 and 2013 in each segment as follows: Advice and Wealth Management ($1,035, $997 and $980, respectively); Asset Management ($43, $44 and $39, respectively); Annuities ($340, $235 and $307, respectively); Protection ($42, $139 and $40, respectively); and Corporate & Other ($1, $2 and $3, respectively).
(2) Includes foreign net revenues of $1,038, $1,315 and $897 for the years ended December 31, 2015, 2014 and 2013, respectively.

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Operating earnings:
Advice & Wealth Management	$859	$792	$592
Asset Management	761	788	691
Annuities	650	633	629
Protection	183	246	336
Corporate & Other	(199)	(230)	(229)
Total segment operating earnings	2,254	2,229	2,019
Net realized gains	4	37	7
Net income attributable to noncontrolling interests	125	381	141
Market impact on variable annuity guaranteed benefits, net	(214)	(94)	(170)
Market impact on IUL benefits, net	(1)	(6)	(13)
Market impact of hedges on investments	(21)	—	—
Integration and restructuring charges	(5)	—	(14)
Income from continuing operations before income tax provision per consolidated statements of operations	$2,142	$2,547	$1,970

26. Quarterly Financial Data (Unaudited)

	2015				2014
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
	(in millions, except per share data)
Net revenues	$3,103	$2,886	$3,128	$3,053	$3,089	$3,111	$3,072	$2,996
Income from continuing operations before income tax provision	446	463	615	618	558	720	619	650
Income from continuing operations	380	352	476	479	454	565	467	516
Loss from discontinued operations, net of tax	—	—	—	—	(1)	—	—	(1)
Net income	380	352	476	479	453	565	467	515
Less: Net income attributable to noncontrolling interests	23	(45)	61	86	28	145	93	115
Net income attributable to Ameriprise Financial	$357	$397	$415	$393	$425	$420	$374	$400

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic
Income from continuing operations	$2.02	$2.20	$2.26	$2.11	$2.27	$2.21	$1.94	$2.05
Loss from discontinued operations	—	—	—	—	(0.01)	—	—	—
Net income	$2.02	$2.20	$2.26	$2.11	$2.26	$2.21	$1.94	$2.05
Diluted
Income from continuing operations	$2.00	$2.17	$2.23	$2.08	$2.23	$2.17	$1.91	$2.01
Loss from discontinued operations	—	—	—	—	(0.01)	—	—	—
Net income	$2.00	$2.17	$2.23	$2.08	$2.22	$2.17	$1.91	$2.01

Weighted average common shares outstanding:
Basic	176.6	180.4	183.8	186.3	187.9	190.3	192.7	195.5
Diluted	178.9	182.7	186.4	189.1	191.2	193.7	196.2	199.1
Cash dividends declared per common share	$0.67	$0.67	$0.67	$0.58	$0.58	$0.58	$0.58	$0.52
Common share price:
High	120.29	129.22	131.76	138.26	137.33	128.51	120.32	116.82
Low	100.08	95.52	120.83	121.49	105.41	116.02	100.94	101.29

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2015.

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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.
Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The following portions of the Proxy Statement are incorporated herein by reference:

•	information included under the caption “Items to be Voted on by Shareholders-Item 1-Election of Directors”;

•	information included under the caption “Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business by Shareholders”;

•	information under the caption “Corporate Governance-Codes of Conduct”;

•	information included under the caption “Corporate Governance-Membership on Board Committees”;

•	information under the caption “Corporate Governance-Nominating and Governance Committee-Director Nomination Process”;

•	information included under the caption “Corporate Governance-Audit Committee”;

•	information included under the caption “Corporate Governance-Audit Committee Financial Experts”; and

•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
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

James M. Cracchiolo-Chairman and Chief Executive Officer
Mr. Cracchiolo (57) has been our Chairman and Chief Executive Officer since September 2005. Prior to that time, Mr. Cracchiolo was Chairman and Chief Executive Officer of American Express Financial Corporation (“AEFC”) since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express since June 2000. He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003. He is an advisor to the March of Dimes and previously served on the boards of the American Council of Life Insurers, The Financial Services Roundtable, Tech Data Corporation and the March of Dimes.
Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (73) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.
Kelli A. Hunter-Executive Vice President of Human Resources
Ms. Hunter (54) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
John C. Junek-Executive Vice President and General Counsel
Mr. Junek (66) has been our Executive Vice President and General Counsel since September 2005. Prior to that, Mr. Junek served as Senior Vice President and General Counsel of AEFC since June 2000.
Randy Kupper-Executive Vice President and Chief Information Officer
Mr. Kupper (57) has been our Executive Vice President and Chief Information Officer since June 2012. Prior to that, Mr. Kupper had served as Executive Vice President-Applications Development since January 2010 and as Senior Vice President-Applications Development since November 2008. Prior to joining Ameriprise in 2008, he served as a Senior Vice President-Technology of U.S. Consumer and Small Business Services at American Express, where he spent approximately ten years holding leadership positions in the technologies organization.
Neal Maglaque-President-Advice & Wealth Management, Business Development and Chief Operating Officer
Mr. Maglaque (59) has been our President-Advice & Wealth Management, Business Development and Chief Operating Officer since June 2012. Prior to that time, Mr. Maglaque served as Executive Vice President and Advice & Wealth Management Chief Operating Officer since 2009, Senior Vice President-USAG Business Planning and Operations since 2006 and as Senior Vice President-Lead Financial Officer Enterprise Finance since 2005. Prior thereto, Mr. Maglaque held several leadership positions at American Express.
Deirdre D. McGraw-Executive Vice President-Marketing, Communications and Community Relations
Ms. McGraw (45) has been our Executive Vice President-Marketing, Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for our Chairman’s Office, and prior to that, she served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.
Colin Moore-Executive Vice President and Global Chief Investment Officer
Mr. Moore (57) has been our Executive Vice President and Global Chief Investment Officer since June 2013. Mr. Moore also continues to serve as Chief Investment Officer-Columbia Management, a position he has held since 2010. Prior thereto, he was head of fixed income and liquidity strategies from 2009 to 2010. Mr. Moore joined Columbia Management in 2002 as head of equity and has been a member of the investment community since 1983.
Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (54) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice and Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is currently on the board of directors of the Securities Industry and Financial Markets Association.

David K. Stewart-Senior Vice President and Controller (Principal Accounting Officer)
Mr. Stewart (62) has been our Senior Vice President and Controller since September 2005. Prior to that, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now known as Thrivent Financial for Lutherans, where he was Vice President-Treasurer from 1997 until 2001.
William F. Truscott-CEO-Global Asset Management
Mr. Truscott (55) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.
John R. Woerner-President-Insurance & Annuities and Chief Strategy Officer
Mr. Woerner (46) has been our President - Insurance and Annuities and Chief Strategy Officer since September 2012. Prior to that time, he served as President - Insurance and Chief Strategy Officer since February 2008 and, as Senior Vice President - Strategy and Business Development since September 2005. Prior to that, Mr. Woerner served as Senior Vice President - Strategic Planning and Business Development of AEFC since March 2005. Prior to joining AEFC, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey’s U.S. Asset Management Practice.
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

Item 11. Executive Compensation
The following portions of the Proxy Statement are incorporated herein by reference:

•	information under the caption “Corporate Governance-Compensation and Benefits Committee-Compensation Committee Interlocks and Insider Participation”;

•	information included under the caption “Compensation of Executive Officers”; and

•	information included under the caption “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares
Plan category
Equity compensation plans approved by security holders	9,111,343	(1)	$81.39	16,836,687
Equity compensation plans not approved by security holders	2,724,579	(2)	$47.50	6,343,600	(3)
Total	11,835,922		$81.11	23,180,287
(1) Includes 1,874,474 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.

(2) Includes 2,663,922 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company’s equity compensation plans see Note 17 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
(3) Consists of 3,258,635 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 2,250,234 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 834,731 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Corporate Governance-Director Independence,” “Corporate Governance-Categorical Standards of Director Independence,” “Corporate Governance-Independence of Committee Members” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Items to be Voted on by Shareholders-Item 3-Ratification of Audit Committee’s Selection of the Company’s Independent Registered Public Accountants for 2016-Independent Registered Public Accountant Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants,” in the Proxy Statement is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
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
Registrant

Date: February 25, 2016
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

Date: February 25, 2016
By /s/ James M. Cracchiolo
——————————————————————
James M. Cracchiolo
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)

Date: February 25, 2016
By /s/ Walter S. Berman
——————————————————————
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2016
By /s/ David K. Stewart
——————————————————————
David K. Stewart
Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 25, 2016
By /s/ Dianne Neal Blixt
——————————————————————
Dianne Neal Blixt
Director

Date: February 25, 2016
By /s/ Amy DiGeso
——————————————————————
Amy DiGeso
Director

Date: February 25, 2016
By /s/ Lon R. Greenberg
——————————————————————
Lon R. Greenberg
Director

Date: February 25, 2016
By /s/ Siri S. Marshall
——————————————————————
Siri S. Marshall
Director

Date: February 25, 2016
By /s/ Jeffrey Noddle
——————————————————————
Jeffrey Noddle
Director

Date: February 25, 2016
By /s/ H. Jay Sarles
——————————————————————
H. Jay Sarles
Director

Date: February 25, 2016
By /s/ Robert F. Sharpe, Jr.
——————————————————————
Robert F. Sharpe, Jr.
Director

Date: February 25, 2016
By /s/ William H. Turner
——————————————————————
William H. Turner
Director

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2016 appearing in this Annual Report to Shareholders of Ameriprise Financial, Inc. on Form 10-K also included audits of the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 25, 2016

Schedule I - Condensed Financial Information of Registrant
(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2015	2014	2013
	(in millions)
Revenues
Management and financial advice fees	$(1)	$—	$4
Distribution fees	—	—	1
Net investment income	2	30	33
Other revenues	14	11	7
Total revenues	15	41	45
Expenses
Benefits, claims, losses and settlement expenses	13	11	19
Interest and debt expense	124	118	123
General and administrative expense	193	195	221
Total expenses	330	324	363
Pretax loss before equity in earnings of subsidiaries	(315)	(283)	(318)
Income tax benefit	(123)	(88)	(85)
Loss before equity in earnings of subsidiaries	(192)	(195)	(233)
Equity in earnings of subsidiaries excluding discontinued operations	1,754	1,816	1,570
Net income from continuing operations	1,562	1,621	1,337
Loss from discontinued operations, net of tax	—	(2)	(3)
Net income	1,562	1,619	1,334
Other comprehensive income (loss), net of tax	(409)	67	(599)
Total comprehensive income	$1,153	$1,686	$735
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheet (Parent Company Only)
	December 31,
	2015	2014
(in millions, except share amounts)
Assets
Cash and cash equivalents	$661	$1,257
Investments	513	1,181
Loans to subsidiaries	167	167
Due from subsidiaries	227	212
Receivables	40	22
Land, buildings, equipment, and software, net of accumulated depreciation of $993 and $823, respectively	294	232
Investments in subsidiaries	7,779	7,762
Other assets	1,425	1,577
Total assets	$11,106	$12,410

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$198	$211
Due to subsidiaries	148	329
Borrowings from subsidiaries	331	349
Debt	2,707	3,062
Other liabilities	642	569
Total liabilities	4,026	4,520

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 322,822,746 and 320,990,255, respectively)	3	3
Additional paid-in capital	7,611	7,345
Retained earnings	9,551	8,469
Treasury shares, at cost (151,789,486 and 137,880,746 shares, respectively)	(10,338)	(8,589)
Accumulated other comprehensive income, net of tax, including amounts applicable to equity investments in subsidiaries	253	662
Total shareholders’ equity	7,080	7,890
Total liabilities and equity	$11,106	$12,410
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2015	2014	2013
	(in millions)
Cash Flows from Operating Activities
Net income	$1,562	$1,619	$1,334
Equity in earnings of subsidiaries excluding discontinued operations	(1,754)	(1,816)	(1,570)
Loss from discontinued operations, net of tax	—	2	3
Dividends received from subsidiaries	1,485	1,569	1,163
Other operating activities, primarily with subsidiaries	183	614	(34)
Net cash provided by operating activities	1,476	1,988	896
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	112	62	2
Maturities, sinking fund payments and calls	506	284	191
Purchases	(28)	(756)	(109)
Proceeds from sale of other investments	62	—	43
Purchase of other investments	(5)	(50)	(1)
Purchase of land, buildings, equipment and software	(47)	(40)	(54)
Contributions to subsidiaries	(271)	(31)	(106)
Return of capital from subsidiaries	146	284	470
Repayment of loans to subsidiaries	2,897	3,402	1,420
Issuance of loans to subsidiaries	(2,897)	(3,112)	(1,412)
Other, net	7	99	20
Net cash provided by investing activities	482	142	464
Cash Flows from Financing Activities
Dividends paid to shareholders	(465)	(426)	(401)
Repurchase of common shares	(1,741)	(1,577)	(1,583)
Cash paid for purchased options with deferred premiums	(19)	(388)	(4)
Cash received for purchased options with deferred premiums	—	59	23
Issuances of debt, net of issuance costs	—	543	744
Repayments of long-term debt	(409)	(200)	(350)
Loans from subsidiaries	—	15	—
Repayment of loans from subsidiaries	(18)	(15)	—
Exercise of stock options	16	33	118
Excess tax benefits from share-based compensation	81	162	120
Other, net	1	(4)	(2)
Net cash used in financing activities	(2,554)	(1,798)	(1,335)
Net increase (decrease) in cash and cash equivalents	(596)	332	25
Cash and cash equivalents at beginning of year	1,257	925	900
Cash and cash equivalents at end of year	$661	$1,257	$925
Supplemental Disclosures:
Interest paid on debt	$154	$145	$129
Income taxes paid, net	378	482	354
Non-cash dividends from subsidiaries	52	152	—
Non-cash contributions to subsidiaries	—	51	—
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
In the fourth quarter of 2015, the Parent Company recorded a capital lease that had previously been incorrectly recorded as an operating lease for Ameriprise Financial Center. The cumulative adjustment included a capital lease asset of $70 million, net of accumulated depreciation, and a related capital lease obligation of $60 million and a $10 million increase in pretax income. The impact to the prior period financial statements was not material. The lease term for Ameriprise Financial Center began in November 2000 and extends for 20 years, with several options to extend the term.
2. Discontinued Operations
The results of Securities America Financial Corporation and its subsidiaries (collectively, “Securities America”) have been presented as discontinued operations for all prior periods presented. The Company completed the sale of Securities America in the fourth quarter of 2011.
3. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.

•	At both December 31, 2015 and 2014, the debt of Ameriprise Financial included $50 million of repurchase agreements, which are accounted for as secured borrowings.

•
At both December 31, 2015 and 2014, Ameriprise Financial had $150 million of borrowings from the Federal Home Loan Bank of Des Moines, which is collateralized with commercial mortgage backed securities.

4. Borrowings from Subsidiaries
The Parent Company has intercompany lending arrangements with its subsidiaries. At the end of each business day, taking into consideration all legal and regulatory requirements associated with its subsidiaries, Ameriprise Financial is entitled to draw on all funds in specified bank accounts. Repayment of all or a portion of the funds is due on demand. The Parent Company also has revolving credit agreements with its subsidiaries as the borrower aggregating $1.0 billion as of December 31, 2015, of which nil was outstanding.
5. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of IDS Property Casualty Insurance Company and certain other subsidiaries.
All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company.
The Parent Company has committed revolving credit agreements with its subsidiaries as the lender aggregating $1.0 billion as of December 31, 2015.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2015, 2014 and 2013, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

The Parent Company and IDS Property Casualty Insurance Company (“IDS Property Casualty”) entered into a Capital Support Agreement on September 30, 2015, pursuant to which the Parent Company agrees to commit such capital to IDS Property Casualty as is necessary to maintain IDS Property Casualty’s current financial strength ratings by AM Best. The maximum capital amount is $150 million. Effective February 1, 2016, this agreement was amended to revise the expiration date to be April 1, 2017. For the year ended December 31, 2015, IDS Property Casualty did not draw upon the Capital Support Agreement.
Ameriprise Financial Services Inc. (“AFSI”) entered into a FINRA approved subrogation agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. For the year ended December 31, 2015, AFSI had not made a demand of the principal amount.

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
The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.2 through 10.26 are management contracts or compensation plans or arrangements.

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

10.7	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.8	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.9	Ameriprise Financial Form of Agreement — Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

10.10	Ameriprise Financial Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K File No. 1-32525, filed on February 29, 2008).

10.11
Ameriprise Financial Performance Cash Unit Plan Supplement to the Long Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2011).

E-1

Exhibit    Description
_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

10.12*	Ameriprise Financial Form of Award Certificate — Performance Cash Unit Plan Award.

10.13
Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2011).

10.14*	Ameriprise Financial Form of Award Certificate — Performance Share Unit Plan Award.

10.15	Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective December 3, 2014.

10.16	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).

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

10.22
First Amendment to the Ameriprise Financial 2008 Employment Incentive Equity Award Plan dated September 29, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 1-32525, filed on November 2, 2015).

10.23*	Ameriprise Advisor Group Deferred Compensation Plan, as amended and restated effective January 1, 2016.

10.24
Amended and Restated Credit Agreement, dated as of May 1, 2015, among Ameriprise Financial, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Credit Suisse AG, Cayman Islands Branch, HSBC Bank USA, National Association, Citibank, N.A., and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 4, 2015).

12*	Ratio of Earnings to Fixed Charges.

13*
Portions of the Ameriprise Financial, Inc. 2015 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

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

101*
The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets at December 31, 2015 and 2014; (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule I - Condensed Financial Information of Registrant (Parent Only).

E-2