Form 10-Q
period 2016-03-31
AMERIPRISE FINANCIAL INC
filed 2016-05-05
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2016
Common Stock (par value $.01 per share)	165,813,448 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,386	$1,468
Distribution fees	435	466
Net investment income	331	484
Premiums	368	353
Other revenues	254	289
Total revenues	2,774	3,060
Banking and deposit interest expense	9	7
Total net revenues	2,765	3,053
Expenses
Distribution expenses	770	819
Interest credited to fixed accounts	146	172
Benefits, claims, losses and settlement expenses	482	533
Amortization of deferred acquisition costs	110	75
Interest and debt expense	55	84
General and administrative expense	727	752
Total expenses	2,290	2,435
Pretax income	475	618
Income tax provision	111	139
Net income	364	479
Less: Net income attributable to noncontrolling interests	—	86
Net income attributable to Ameriprise Financial	$364	$393

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic	$2.11	$2.11
Diluted	$2.09	$2.08

Cash dividends declared per common share	$0.67	$0.58

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(2)	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	1	—
Net impairment losses recognized in net investment income	$(1)	$(1)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net income	$364	$479
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(11)	(85)
Net unrealized gains on securities	193	71
Net unrealized gains on derivatives	1	—
Total other comprehensive income (loss), net of tax	183	(14)
Total comprehensive income	547	465
Less: Comprehensive income attributable to noncontrolling interests	—	30
Comprehensive income attributable to Ameriprise Financial	$547	$435
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,649	$2,357
Cash of consolidated investment entities	146	502
Investments	34,643	34,144
Investments of consolidated investment entities, at fair value	2,511	6,570
Separate account assets	80,182	80,349
Receivables	5,232	5,167
Receivables of consolidated investment entities (includes $63 and $70, respectively, at fair value)	63	107
Deferred acquisition costs	2,650	2,725
Restricted and segregated cash and investments	2,900	2,949
Other assets	9,274	8,384
Other assets of consolidated investment entities (includes nil and $2,065, respectively, at fair value)	—	2,065
Total assets	$140,250	$145,319

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,515	$29,699
Separate account liabilities	80,182	80,349
Customer deposits	8,876	8,634
Short-term borrowings	200	200
Long-term debt	2,683	2,692
Debt of consolidated investment entities (includes $2,673 and $6,630, respectively, at fair value)	2,673	7,531
Accounts payable and accrued expenses	1,254	1,552
Accounts payable and accrued expenses of consolidated investment entities	—	54
Other liabilities	6,745	5,965
Other liabilities of consolidated investment entities (includes $29 and $221, respectively, at fair value)	29	238
Total liabilities	133,157	136,914
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 323,225,373 and 322,822,746, respectively)	3	3
Additional paid-in capital	7,610	7,611
Retained earnings	9,799	9,551
Appropriated retained earnings of consolidated investment entities	—	137
Treasury shares, at cost (156,420,882 and 151,789,486 shares, respectively)	(10,761)	(10,338)
Accumulated other comprehensive income, net of tax	442	253
Total Ameriprise Financial, Inc. shareholders’ equity	7,093	7,217
Noncontrolling interests	—	1,188
Total equity	7,093	8,405
Total liabilities and equity	$140,250	$145,319
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com- prehensive Income	Total Ameriprise Financial, Inc. Share- holders’ Equity	Non-controlling Interests	Total
	(in millions, except share data)
Balances at January 1, 2015	183,109,509	$3	$7,345	$8,469	$234	$(8,589)	$662	$8,124	$1,181	$9,305
Comprehensive income:
Net income	—	—	—	393	—	—	—	393	86	479
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	42	42	(56)	(14)
Total comprehensive income								435	30	465
Net income reclassified to appropriated retained earnings	—	—	—	—	45	—	—	45	(45)	—
Dividends to shareholders	—	—	—	(110)	—	—	—	(110)	—	(110)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	117	117
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(219)	(219)
Repurchase of common shares	(3,347,442)	—	—	—	—	(443)	—	(443)	—	(443)
Share-based compensation plans	2,033,870	—	78	—	—	66	—	144	—	144
Balances at March 31, 2015	181,795,937	$3	$7,423	$8,752	$279	$(8,966)	$704	$8,195	$1,064	$9,259

Balances at January 1, 2016, previously reported	171,033,260	$3	$7,611	$9,551	$137	$(10,338)	$253	$7,217	$1,188	$8,405
Cumulative effect of change in accounting policies	—	—	—	1	(137)	—	6	(130)	(1,188)	(1,318)
Balances at January 1, 2016, as adjusted	171,033,260	3	7,611	9,552	—	(10,338)	259	7,087	—	7,087
Comprehensive income:
Net income	—	—	—	364	—	—	—	364	—	364
Other comprehensive income, net of tax	—	—	—	—	—	—	183	183	—	183
Total comprehensive income								547	—	547
Dividends to shareholders	—	—	—	(117)	—	—	—	(117)	—	(117)
Repurchase of common shares	(5,542,213)	—	—	—	—	(485)	—	(485)	—	(485)
Share-based compensation plans	1,313,444	—	(1)	—	—	62	—	61	—	61
Balances at March 31, 2016	166,804,491	$3	$7,610	$9,799	$—	$(10,761)	$442	$7,093	$—	$7,093
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Cash Flows from Operating Activities
Net income	$364	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	65	66
Deferred income tax expense	36	66
Share-based compensation	34	35
Net realized investment losses (gains)	12	(12)
Net trading gains	(2)	(3)
Loss from equity method investments	9	5
Other-than-temporary impairments and provision for loan losses	—	2
Net losses (gains) of consolidated investment entities	4	(9)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	49	(99)
Deferred acquisition costs	28	(5)
Other investments, net	(4)	(55)
Policyholder account balances, future policy benefits and claims, net	669	419
Derivatives, net of collateral	(382)	(265)
Receivables	(62)	(184)
Brokerage deposits	(108)	110
Accounts payable and accrued expenses	(295)	(196)
Cash held by consolidated investment entities	9	52
Investment properties of consolidated investment entities	—	(33)
Other operating assets and liabilities of consolidated investment entities, net	(12)	(4)
Other, net	207	544
Net cash provided by operating activities	621	913

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	154	48
Maturities, sinking fund payments and calls	956	1,351
Purchases	(1,366)	(1,207)
Proceeds from sales, maturities and repayments of mortgage loans	410	163
Funding of mortgage loans	(119)	(91)
Proceeds from sales and collections of other investments	32	41
Purchase of other investments	(46)	(93)
Purchase of investments by consolidated investment entities	(158)	(403)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	182	396
Purchase of land, buildings, equipment and software	(28)	(29)
Other, net	(15)	6
Net cash provided by investing activities	$2	$182
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2016	2015
	(in millions)

Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$1,159	$662
Maturities, withdrawals and cash surrenders	(807)	(559)
Policyholder account balances:
Deposits and other additions	481	470
Net transfers from (to) separate accounts	33	(56)
Surrenders and other benefits	(497)	(788)
Cash paid for purchased options with deferred premiums	(85)	(89)
Cash received from purchased options with deferred premiums	33	—
Repayments of long-term debt	(19)	—
Dividends paid to shareholders	(115)	(107)
Repurchase of common shares	(481)	(394)
Exercise of stock options	2	6
Excess tax benefits from share-based compensation	3	45
Borrowings by consolidated investment entities	—	199
Repayments of debt by consolidated investment entities	(26)	(192)
Noncontrolling interests investments in subsidiaries	—	117
Distributions to noncontrolling interests	—	(219)
Net cash used in financing activities	(319)	(905)
Effect of exchange rate changes on cash	(12)	(19)
Net increase in cash and cash equivalents	292	171
Cash and cash equivalents at beginning of period	2,357	2,638
Cash and cash equivalents at end of period	$2,649	$2,809

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$28	$28
Interest paid by consolidated investment entities	25	54
Income taxes paid, net	23	21
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	10	10
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
The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation. Effective January 1, 2016, the Company adopted ASU 2015-02 - Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”) and deconsolidated several collateralized loan obligations (“CLOs”) and all previously consolidated property funds. The income or loss generated by consolidated entities which will not be realized by the Company’s shareholders is attributed to noncontrolling interests in the Consolidated Statements of Operations. Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company, excluding noncontrolling interests, is defined as “Ameriprise Financial.” Upon adoption of ASU 2015-02, the Company no longer has noncontrolling interests primarily due to the deconsolidation of property funds. See Note 2 and Note 3 for additional information on recently adopted accounting pronouncements and VIEs.
The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. All adjustments made were of a normal recurring nature.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Fair Value Measurement – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to fair value measurement. The update applies to investments that are measured at net asset value (“NAV”). The standard eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. In addition, the update limits disclosures about the nature and risks of the investments to investments for which the entity elected to measure the fair value using the practical expedient rather than all investments that are eligible for the NAV practical expedient. The standard is effective for interim and annual periods beginning after December 15, 2015. The Company adopted the standard on January 1, 2016 on a retrospective basis to all periods presented. There was no impact of the standard to the Company’s consolidated results of operations and financial condition.
Interest – Imputation of Interest
In April 2015, the FASB updated the accounting standards related to debt issuance costs. The update requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of debt. The update does not impact the measurement or recognition of debt issuance costs. In August 2015, the FASB updated the guidance to allow companies to make a policy election to exclude debt issuance costs for line-of-credit arrangements from the standard. The standard is effective for interim and annual periods beginning after December 15, 2015. The Company adopted the standard on January 1, 2016 on a retrospective basis to all periods presented. The reclassification did not have a material impact on the Company’s consolidated financial condition. There was no impact of the standard to the Company’s consolidated results of operations.
Consolidation
In February 2015, the FASB updated the accounting standard for consolidation. The update changes the accounting for the consolidation model for limited partnerships and VIEs and excludes certain money market funds from the consolidation analysis. Specific to the consolidation analysis of a VIE, the update clarifies consideration of fees paid to a decision maker and amends the related party guidance. The standard is effective for periods beginning after December 15, 2015. The Company adopted the standard

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

on January 1, 2016 using the modified retrospective approach. The adoption resulted in the deconsolidation of several CLOs and all previously consolidated property funds with a decrease of approximately $6.2 billion of assets, $4.9 billion of liabilities and $1.3 billion of equity (noncontrolling interests and appropriated retained earnings of consolidated investment entities). Effective January 1, 2016, intercompany amounts between the Company and the deconsolidated CLOs and property funds are no longer eliminated in consolidation.
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
Future Adoption of New Accounting Standards
Compensation – Stock Compensation
In March 2016, the FASB updated the accounting standards related to employee share-based payments. The update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. This change is required to be applied prospectively to excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. No adjustment is recorded for any excess tax benefits or tax deficiencies previously recorded in additional paid in capital. The update also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This provision can be applied on either a prospective or retrospective basis. The update permits entities to make an accounting policy election to recognize forfeitures as they occur rather than estimating forfeitures to determine the recognition of expense for share-based payment awards. If elected, this provision is required to be adopted on a modified retrospective approach. The update also changes the limit of the amount withheld upon settlement of an award to satisfy the employer’s tax withholding requirement without causing the award to be classified as a liability. Under current guidance, the amount is limited to the employer’s minimum statutory tax withholding requirement. The update allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction. This provision is required to be adopted using a modified retrospective approach, with a cumulative effect adjustment to opening retained earnings for any outstanding liability awards that qualify for equity classification under the update. The standard is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and cash flows.
Leases - Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the FASB updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard will require most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The update should be applied at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Insurance – Disclosure about Short-Duration Contracts
In May 2015, the FASB updated the accounting standard for short-duration insurance contracts. The update requires enhanced disclosures about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgements in estimating claims and the timing, frequency and severity of claims. The standard is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. The disclosures should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. There will be no impact of the standard on the Company’s consolidated results of operations and financial condition.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB updated the accounting standards to defer the effective date by one year. In March 2016, the FASB updated the accounting standards to provide clarification on determining if an entity is a principal or an agent in revenue transactions involving third parties. The key provisions of the update include assessing which entity controls the good or service and whether the nature of the transaction is to provide the good or service or arrange for that good or service to be provided by another entity. In April 2016, the FASB updated the accounting standards to provide clarification on the identification of performance obligations in contracts with customers and licensing implementation guidance. The standards are effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.
3.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds, certain international series funds (Open Ended Investment Companies and Societes d’Investissement A Capital Variable) and private equity funds (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”). If the Company is deemed to be the primary beneficiary, it will consolidate the VIE.
The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its investment nor has the Company provided any support to these entities. The carrying value of the Company’s investment in these entities, if any, is included in investments on the consolidated balance sheets.
Principles of Consolidation
Effective January 1, 2016, the Company adopted ASU 2015-02 using the modified retrospective approach. See Note 2 for additional information on the adoption impact.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Pre-adoption of ASU 2015-02
A VIE that meets one of these criteria is assessed for consolidation under one of the following models:

•	If the VIE is a registered money market fund, or is an investment company, or has the financial characteristics of an investment company, and the following are true:

(i)	the reporting entity does not have an explicit or implicit obligation to fund the investment company’s losses; and

(ii)	the investment company is not a securitization entity, asset backed financing entity, or an entity previously considered a qualifying special purpose entity, then, the VIE will be consolidated by the entity that determines it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. Entities that are assessed for consolidation under this framework include hedge funds, property funds, private equity funds, international series funds and venture capital funds.
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
Entities that are assessed for consolidation under this framework include asset-backed financing entities such as CLOs and investments in qualified affordable housing partnerships.
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
Post-adoption of ASU 2015-02
A VIE will be consolidated by the reporting entity that determines it has both:

•	the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and

•	the obligation to absorb potentially significant losses or the right to receive potentially significant benefits to the VIE.
All VIEs are assessed for consolidation under this framework. When evaluating entities for consolidation, the Company considers its contractual rights in determining whether it has the power to direct the activities of the VIE that most significantly impact the VIEs economic performance. In determining whether the Company has this power, it considers whether it is acting in a role that enables it to direct the activities that most significantly impact the economic performance of an entity or if it is acting in an agent role.
In determining whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers an analysis of its rights to receive benefits such as investment returns and its obligation to absorb losses associated with any investment in the VIE in conjunction with other qualitative factors. Management and incentive fees that are at market and commensurate with the level of services provided, and where the Company does not hold other interests in the VIE that would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns, are not considered a variable interest and are excluded from the analysis.
The updated guidance has a scope exception for reporting entities with interests in registered money market funds which do not have an explicit support agreement.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

CLOs
CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes of certain CLOs.
Prior to adoption of ASU 2015-02, the Company considered management fees and incentive fees to be variable interests in the determination as to whether the Company had the obligation to absorb potentially significant losses or the right to receive potentially significant benefits to the VIE (significant economics) and therefore consolidated all CLOs it managed except one. The Company did not have an investment in the non-consolidated CLO. Subsequent to adoption, the fees earned from the CLOs, which are at market and commensurate with the level of effort required to provide those services, are excluded in consideration of significant economics. As a result of excluding these fees, the Company deconsolidated certain CLOs as its ownership interest was not considered significant. See Note 2 for additional information on the adoption impact.
The Company's maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $11 million as of March 31, 2016. The Company classifies these investments as Available-for-Sale securities. See Note 4 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. Prior to adoption, the Company determined that consolidation was required for certain property funds as the Company was deemed to be a de facto agent of the third-party investors and required to consider their interest as its own. Subsequent to adoption, the Company deconsolidated all property funds. The Company is no longer required to consider the interest of the third-party investors as its own as the third-party investors are not under common control or a related party of the Company. As a result of excluding the interest of the third-party investors, the Company does not have significant economics and is not required to consolidate the property funds. See Note 2 for additional information on the adoption impact. The carrying value of the Company’s investment in property funds is reflected in other investments and was $32 million at March 31, 2016.
Hedge Funds and Private Equity Funds
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $24 million and $29 million at March 31, 2016 and December 31, 2015, respectively.
International Series Funds
The Company manages international series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other assets and was $38 million as of March 31, 2016.
Affordable Housing Partnerships
The Company has variable interests in certain affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value of the Company’s investment in affordable housing partnerships is reflected in other investments and was $517 million at both March 31, 2016 and December 31, 2015.
Structured Investments
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company classifies these investments as

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company's maximum exposure to loss as a result of its investment in these structured investments is limited to its carrying value. See Note 4 for additional information on these structured investments.
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 10 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$59	$—	$59
Common stocks	1	12	2	15
Other investments	4	4	—	8
Syndicated loans	—	2,129	300	2,429
Total investments	5	2,204	302	2,511
Receivables	—	63	—	63
Total assets at fair value	$5	$2,267	$302	$2,574
Liabilities
Debt (1)	$—	$2,673	$—	$2,673
Other liabilities	—	29	—	29
Total liabilities at fair value	$—	$2,702	$—	$2,702
(1) As the Company elected the measurement alternative effective January 1, 2016, the carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. See Note 2 and below for additional discussion on the measurement alternative. The estimated fair value of the CLOs’ debt was $2.7 billion at March 31, 2016.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans		Other Assets	Debt
	(in millions)
Balance at January 1, 2016, previously reported	$3	$529		$2,065	$(6,630)
Cumulative effect of change in accounting policies (2)	(2)	(304)		(2,065)	6,630
Balance at January 1, 2016, as adjusted	1	225		—	—
Total gains (losses) included in:
Net income	—	(9)	(1)	—	—
Purchases	—	15		—	—
Settlements	—	(10)		—	—
Transfers into Level 3	2	139		—	—
Transfers out of Level 3	(1)	(60)		—	—
Balance, March 31, 2016	$2	$300		$—	$—
Changes in unrealized losses included in income relating to assets and liabilities held at March 31, 2016	$—	$(10)	(1)	$—	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) The cumulative effect of change in accounting policies includes the adoption impact of ASU 2015-02 and ASU 2014-13 – Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”).

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2015	$7		$484		$1,935		$(6,030)
Total gains (losses) included in:
Net income	(1)	(1)	(1)	(1)	31	(2)	51	(1)
Other comprehensive loss	—		—		(110)		—
Purchases	—		37		342		—
Sales	—		(3)		(309)		—
Settlements	—		(31)		—		46
Transfers into Level 3	5		255		—		—
Transfers out of Level 3	—		(274)		—		—
Balance, March 31, 2015	$11		$467		$1,889		$(5,933)
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at March 31, 2015	$(1)	(1)	$(1)	(1)	$(58)	(2)	$51	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.
Securities and loans transferred from Level 2 to Level 3 represent assets with fair values that are now based on a single non-binding broker quote. Securities and loans transferred from Level 3 to Level 2 represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. During the reporting periods, there were no transfers between Level 1 and Level 2.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities at December 31, 2015:

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
Level 3 measurements at December 31, 2015 not included in the table above and all Level 3 measurements at March 31, 2016 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third-party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third-party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company.
In consideration of the above, management is responsible for the fair values recorded on the financial statements. Prices received from third-party pricing services are subjected to exception reporting that identifies loans with significant daily price movements as well as no movements. The Company reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate. The Company also performs subsequent transaction testing. The Company performs annual due diligence of the third-party pricing services. The Company’s due diligence procedures include assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. The Company also considers the results of its exception reporting controls and any resulting price challenges that arise.
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
Other Assets
At December 31, 2015, other assets consisted of properties held in consolidated property funds managed by Threadneedle and were classified as Level 3. The property funds were deconsolidated effective January 1, 2016 upon the adoption of ASU 2015-02.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Liabilities
Debt
Effective January 1, 2016, the Company adopted ASU 2014-13 and elected the measurement alternative, which allows an entity to measure both the financial assets and financial liabilities at the fair value of the more observable of the fair value of the financial assets or financial liabilities. See Note 2 for additional information on ASU 2014-13. The fair value of the CLOs’ assets, typically syndicated bank loans with active secondary trading markets, is more observable than the fair value of the CLOs’ debt tranches for which market activity is limited and less transparent. As a result, the fair value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. Under ASU 2014-13, the fair value of the CLOs’ debt is classified as Level 2.
Prior to adoption of ASU 2014-13, the fair value of the CLOs’ debt was determined using a discounted cash flow model. Inputs used to determine the expected cash flows included assumptions about default, discount, prepayment and recovery rates of the CLOs’ underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the CLOs’ debt was classified as Level 3 prior to adoption of ASU 2014-13.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2016		December 31, 2015
	(in millions)
Syndicated loans
Unpaid principal balance	$2,689		$6,635
Excess unpaid principal over fair value	(260)		(368)
Fair value	$2,429		$6,267
Fair value of loans more than 90 days past due	$24		$24
Fair value of loans in nonaccrual status	24		24
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	84		72
Debt
Unpaid principal balance	$2,970		$7,063
Excess unpaid principal over carrying value	(297)		(433)
Fair value	$2,673	(1)	$6,630
(1) As the Company elected the measurement alternative effective January 1, 2016, the carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. See Note 2 and above for additional discussion on the measurement alternative. The estimated fair value of the CLOs’ debt was $2.7 billion at March 31, 2016.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(4) million and $41 million for the three months ended March 31, 2016 and 2015, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value			Weighted Average Interest Rate
	March 31, 2016		December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
Debt of consolidated CLOs due 2016-2026	$2,673		$6,630	1.8%	1.6%
Floating rate revolving credit borrowings due 2017-2020	—	(1)	901	—	2.8
Total	$2,673		$7,531
(1) The property funds were deconsolidated effective January 1, 2016 upon adoption of ASU 2015-02.
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 9.2%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated property funds. The fair value of this debt was $901 million as of December 31, 2015. The property funds have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $8 million at December 31, 2015. The overall effective interest rate reflecting the impact of the derivative contracts was 3.2% at December 31, 2015.
4.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2016	December 31, 2015
	(in millions)
Available-for-Sale securities, at fair value	$29,480	$28,673
Mortgage loans, net	3,055	3,359
Policy and certificate loans	828	824
Other investments	1,280	1,288
Total	$34,643	$34,144
The following is a summary of net investment income:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Investment income on fixed maturities	$343	$354
Net realized gains (losses)	(16)	10
Affordable housing partnerships	(7)	(8)
Other	(17)	23
Consolidated investment entities	28	105
Total	$331	$484

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

	March 31, 2016
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,640	$1,139	$(176)	$16,603	$4
Residential mortgage backed securities	6,073	127	(62)	6,138	(13)
Commercial mortgage backed securities	2,509	109	(1)	2,617	—
Asset backed securities	1,361	46	(18)	1,389	6
State and municipal obligations	2,150	258	(23)	2,385	—
U.S. government and agencies obligations	57	2	—	59	—
Foreign government bonds and obligations	257	22	(7)	272	—
Common stocks	7	10	—	17	4
Total	$28,054	$1,713	$(287)	$29,480	$1

	December 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,750	$894	$(296)	$16,348	$3
Residential mortgage backed securities	5,933	106	(66)	5,973	(12)
Commercial mortgage backed securities	2,400	70	(14)	2,456	—
Asset backed securities	1,273	34	(11)	1,296	—
State and municipal obligations	2,105	213	(28)	2,290	—
U.S. government and agencies obligations	66	2	—	68	—
Foreign government bonds and obligations	218	17	(11)	224	—
Common stocks	7	11	—	18	5
Total	$27,752	$1,347	$(426)	$28,673	$(4)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of March 31, 2016 and December 31, 2015, investment securities with a fair value of $1.0 billion and $1.0 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $335 million and $478 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
At March 31, 2016 and December 31, 2015, fixed maturity securities comprised approximately 85% and 84%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2016 and December 31, 2015, the Company’s internal analysts rated $1.2 billion and $1.3 billion, respectively, of securities using criteria similar to those used by NRSROs.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

A summary of fixed maturity securities by rating was as follows:

	March 31, 2016			December 31, 2015
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,517	$7,751	26%	$7,147	$7,289	25%
AA	1,673	1,883	6	1,732	1,930	7
A	5,032	5,497	19	5,131	5,507	19
BBB	11,700	12,321	42	12,052	12,353	43
Below investment grade	2,125	2,011	7	1,683	1,576	6
Total fixed maturities	$28,047	$29,463	100%	$27,745	$28,655	100%
At March 31, 2016 and December 31, 2015, approximately 52% and 53%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2016
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	160	$2,301	$(98)	53	$515	$(78)	213	$2,816	$(176)
Residential mortgage backed securities	112	1,477	(15)	173	1,424	(47)	285	2,901	(62)
Commercial mortgage backed securities	14	92	—	7	77	(1)	21	169	(1)
Asset backed securities	52	463	(14)	16	258	(4)	68	721	(18)
State and municipal obligations	17	74	(2)	5	116	(21)	22	190	(23)
Foreign government bonds and obligations	5	26	—	16	30	(7)	21	56	(7)
Total	360	$4,433	$(129)	270	$2,420	$(158)	630	$6,853	$(287)

	December 31, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	347	$5,150	$(220)	48	$454	$(76)	395	$5,604	$(296)
Residential mortgage backed securities	123	1,869	(16)	164	1,350	(50)	287	3,219	(66)
Commercial mortgage backed securities	58	695	(13)	4	49	(1)	62	744	(14)
Asset backed securities	50	455	(7)	14	254	(4)	64	709	(11)
State and municipal obligations	31	100	(1)	5	110	(27)	36	210	(28)
Foreign government bonds and obligations	9	39	(2)	15	27	(9)	24	66	(11)
Total	618	$8,308	$(259)	250	$2,244	$(167)	868	$10,552	$(426)
As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a decrease in interest rates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2016	2015
	(in millions)
Beginning balance	$85	$98
Credit losses for which an other-than-temporary impairment was not previously recognized	1	—
Credit losses for which an other-than-temporary impairment was previously recognized	—	1
Reductions for securities sold during the period (realized)	(5)	—
Ending balance	$81	$99
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Gross realized gains	$4	$17
Gross realized losses	(4)	(5)
Other-than-temporary impairments	(1)	(1)
Total	$(1)	$11
Other-than-temporary impairments for the three months ended March 31, 2016 primarily related to credit losses on asset backed securities. Other-than-temporary impairments for the three months ended March 31, 2015 primarily related to credit losses on non-agency residential mortgage backed securities.
See Note 13 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity at March 31, 2016 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,179	$1,186
Due after one year through five years	7,350	7,754
Due after five years through 10 years	5,018	5,152
Due after 10 years	4,557	5,227
	18,104	19,319
Residential mortgage backed securities	6,073	6,138
Commercial mortgage backed securities	2,509	2,617
Asset backed securities	1,361	1,389
Common stocks	7	17
Total	$28,054	$29,480
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
The following table presents a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31,
	2016	2015
	(in millions)
Beginning balance	$32	$35
Charge-offs	—	(2)
Provisions	(1)	1
Ending balance	$31	$34

Individually evaluated for impairment	$4	$8
Collectively evaluated for impairment	27	26
The recorded investment in financing receivables by impairment method was as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Individually evaluated for impairment	$28	$34
Collectively evaluated for impairment	3,598	3,910
Total	$3,626	$3,944
As of March 31, 2016 and December 31, 2015, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $16 million and $21 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the three months ended March 31, 2016 and 2015, the Company purchased $14 million and $13 million, respectively, and sold $271 million and $6 million, respectively, of loans. The loans sold in the first quarter of 2016 consisted of consumer loans. See below for additional discussion on the sale of these loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $11 million and $10 million as of March 31, 2016 and December 31, 2015, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% of total commercial mortgage loans at both March 31, 2016 and December 31, 2015. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
East North Central	$202	$211	7%	8%
East South Central	75	74	3	3
Middle Atlantic	213	210	8	8
Mountain	246	248	9	9
New England	113	123	4	4
Pacific	767	741	28	27
South Atlantic	775	782	28	28
West North Central	221	229	8	8
West South Central	135	137	5	5
	2,747	2,755	100%	100%
Less: allowance for loan losses	21	21
Total	$2,726	$2,734

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
Apartments	$496	$504	18%	18%
Hotel	34	35	1	1
Industrial	474	459	17	17
Mixed use	39	35	2	1
Office	524	541	19	20
Retail	968	984	35	36
Other	212	197	8	7
	2,747	2,755	100%	100%
Less: allowance for loan losses	21	21
Total	$2,726	$2,734

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Syndicated Loans
The recorded investment in syndicated loans at March 31, 2016 and December 31, 2015 was $542 million and $553 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at March 31, 2016 and December 31, 2015 were $9 million and $6 million, respectively.
Consumer Loans
The recorded investment in consumer loans at March 31, 2016 and December 31, 2015 was $337 million and $636 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of March 31, 2016 and December 31, 2015, approximately 3% and 4%, respectively, of consumer loans had FICO scores below 640. As of March 31, 2016 and December 31, 2015, nil and approximately 2%, respectively, of the Company’s consumer loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 32% and 37% of the portfolio as of March 31, 2016 and December 31, 2015, respectively, and in Colorado representing 11% of the portfolio as of March 31, 2016. No other state represents more than 10% of the total consumer loan portfolio.
On March 30, 2016, the Company sold $271 million of its consumer loans to a third party. The Company received cash proceeds of $260 million and recognized a loss of $11 million.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of March 31, 2016 and December 31, 2015. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2016 and 2015. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2016	2015
	(in millions)
Balance at January 1	$2,725	$2,608
Capitalization of acquisition costs	82	80
Amortization	(110)	(75)
Impact of change in net unrealized securities gains	(47)	(11)
Balance at March 31	$2,650	$2,602
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2016	2015
	(in millions)
Balance at January 1	$335	$362
Capitalization of sales inducement costs	1	1
Amortization	(12)	(9)
Impact of change in net unrealized securities gains	(8)	(2)
Balance at March 31	$316	$352

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Policyholder account balances
Fixed annuities	$11,068	$11,239
Variable annuity fixed sub-accounts	4,966	4,912
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,918	2,897
Indexed universal life (“IUL”) insurance	859	808
Other life insurance	785	794
Total policyholder account balances	20,596	20,650

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,706	1,057
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	31	—
Other annuity liabilities	78	31
Fixed annuities life contingent liabilities	1,499	1,501
Equity indexed annuities (“EIA”)	27	27
Life, disability income and long term care insurance	5,212	5,112
VUL/UL and other life insurance additional liabilities	479	452
Total future policy benefits	9,032	8,180
Policy claims and other policyholders’ funds	887	869
Total policyholder account balances, future policy benefits and claims	$30,515	$29,699
Separate account liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Variable annuity	$69,241	$69,333
VUL insurance	6,574	6,637
Other insurance	34	34
Threadneedle investment liabilities	4,333	4,345
Total	$80,182	$80,349
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2016				December 31, 2015
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$54,991	$53,127	$310	65	$54,716	$52,871	$297	65
Five/six-year reset	9,135	6,529	71	65	9,307	6,731	78	65
One-year ratchet	6,650	6,280	247	67	6,747	6,379	266	67
Five-year ratchet	1,590	1,531	18	63	1,613	1,556	20	63
Other	896	877	86	71	887	869	82	71
Total — GMDB	$73,262	$68,344	$732	65	$73,270	$68,406	$743	65

GGU death benefit	$1,049	$997	$111	68	$1,056	$1,004	$113	67

GMIB	$261	$242	$18	68	$270	$251	$17	68

GMWB:
GMWB	$3,015	$3,006	$2	69	$3,118	$3,109	$2	69
GMWB for life	37,795	37,675	383	66	37,301	37,179	330	66
Total — GMWB	$40,810	$40,681	$385	66	$40,419	$40,288	$332	66

GMAB	$3,921	$3,912	$31	58	$4,018	$4,006	$31	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2016		December 31, 2015
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,276	64	$6,601	63
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	1	—	347	6	22
Paid claims	(1)	—	—	—	(6)
Balance at March 31, 2015	$9	$7	$1,040	$(35)	$279

Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	4	—	649	31	22
Paid claims	(4)	—	—	—	(6)
Balance at March 31, 2016	$14	$8	$1,706	$31	$348
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2016	December 31, 2015
	(in millions)
Mutual funds:
Equity	$39,138	$39,806
Bond	23,818	23,700
Other	5,719	5,241
Total mutual funds	$68,675	$68,747
9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Junior subordinated notes due 2066	229	245	7.5	7.5
Capitalized lease obligations	58	60
Other(1)	46	37
Total long-term debt	2,683	2,692
Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150	150	0.6	0.5
Repurchase agreements	50	50	0.7	0.5
Total short-term borrowings	200	200
Total	$2,883	$2,892
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt and unamortized discount and debt issuance costs. See Note 12 for information on the Company’s fair value hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Long-term Debt
The Company’s junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both March 31, 2016 and December 31, 2015.
During the three months ended March 31, 2016, the Company extinguished $16 million of its junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million. On May 2, 2016, the Company notified the holders of its outstanding junior subordinated notes due 2066 of its intention to redeem the notes on June 1, 2016, at a redemption price equal to 100% of the principal balance of the notes plus accrued and compounded interest, if any.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both March 31, 2016 and December 31, 2015, the Company has pledged $30 million of agency residential mortgage backed securities and $22 million of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than one month as of both March 31, 2016 and December 31, 2015. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $432 million and $290 million at March 31, 2016 and December 31, 2015, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2016 and December 31, 2015. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company has an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the underlying credit agreement for the facility, the Company may increase the amount of this facility up to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility at both March 31, 2016 and December 31, 2015 and outstanding letters of credit issued against this facility were $1 million as of March 31, 2016.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$72	$2,295	$—	$2,367
Available-for-Sale securities:
Corporate debt securities	—	15,192	1,411	16,603
Residential mortgage backed securities	—	5,964	174	6,138
Commercial mortgage backed securities	—	2,607	10	2,617
Asset backed securities	—	1,219	170	1,389
State and municipal obligations	—	2,385	—	2,385
U.S. government and agencies obligations	24	35	—	59
Foreign government bonds and obligations	—	272	—	272
Common stocks	4	8	—	12
Common stocks measured at NAV				5	(1)
Total Available-for-Sale securities	28	27,682	1,765	29,480
Trading securities	7	23	—	30
Separate account assets measured at NAV				80,182	(1)
Investments segregated for regulatory purposes	351	—	—	351
Other assets:
Interest rate derivative contracts	—	3,168	—	3,168
Equity derivative contracts	79	1,369	—	1,448
Foreign exchange derivative contracts	1	67	—	68
Other derivative contracts	—	4	—	4
Total other assets	80	4,608	—	4,688
Total assets at fair value	$538	$34,608	$1,765	$117,098

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	382	382
GMWB and GMAB embedded derivatives	—	—	1,515	1,515	(2)
Total policyholder account balances, future policy benefits and claims	—	5	1,897	1,902	(3)
Customer deposits	—	5	—	5
Other liabilities:
Interest rate derivative contracts	—	1,609	—	1,609
Equity derivative contracts	39	1,888	—	1,927
Credit derivative contracts	—	5	—	5
Foreign exchange derivative contracts	2	23	—	25
Other derivative contracts	—	97	—	97
Other	6	8	—	14
Total other liabilities	47	3,630	—	3,677
Total liabilities at fair value	$47	$3,640	$1,897	$5,584
(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.6 billion of individual contracts in a liability position and $75 million of individual contracts in an asset position.

(3)	The Company’s adjustment for nonperformance risk resulted in a $634 million cumulative decrease to the embedded derivatives.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$80	$1,918	$—	$1,998
Available-for-Sale securities:
Corporate debt securities	—	14,923	1,425	16,348
Residential mortgage backed securities	—	5,755	218	5,973
Commercial mortgage backed securities	—	2,453	3	2,456
Asset backed securities	—	1,134	162	1,296
State and municipal obligations	—	2,290	—	2,290
U.S. government and agencies obligations	33	35	—	68
Foreign government bonds and obligations	—	224	—	224
Common stocks	5	8	—	13
Common stocks measured at NAV				5	(1)
Total Available-for-Sale securities	38	26,822	1,808	28,673
Trading securities	6	18	—	24
Separate account assets measured at NAV				80,349	(1)
Investments segregated for regulatory purposes	401	—	—	401
Other assets:
Interest rate derivative contracts	—	1,940	—	1,940
Equity derivative contracts	92	1,495	—	1,587
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	2	54	—	56
Other derivative contracts	—	2	—	2
Total other assets	94	3,493	—	3,587
Total assets at fair value	$619	$32,251	$1,808	$115,032

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	364	364
GMWB and GMAB embedded derivatives	—	—	851	851	(2)
Total policyholder account balances, future policy benefits and claims	—	5	1,215	1,220	(3)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	—	969	—	969
Equity derivative contracts	47	1,946	—	1,993
Foreign exchange derivative contracts	2	16	—	18
Other derivative contracts	—	96	—	96
Other	1	12	—	13
Total other liabilities	50	3,039	—	3,089
Total liabilities at fair value	$50	$3,048	$1,215	$4,313

(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.

(3)	The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total

Balance, January 1, 2016	$1,425	$218	$3	$162	$1,808
Cumulative effect of change in accounting policies	—	—	—	21	21
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(2)	(1)
Other comprehensive income	18	(3)	—	(3)	12
Purchases	—	—	9	1	10
Settlements	(31)	(16)	(2)	—	(49)
Transfers out of Level 3	—	(25)	—	(10)	(35)
Balance, March 31, 2016	$1,411	$174	$10	$170	$1,765
Changes in unrealized losses relating to assets held at March 31, 2016 included in:
Net investment income	$—	$—	$—	$(1)	$(1)
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total losses (gains) included in:
Net income	(8)	(1)	602	(2)	594
Issues	32		68		100
Settlements	(6)		(6)		(12)
Balance, March 31, 2016	$382		$1,515		$1,897
Changes in unrealized losses (gains) relating to liabilities held at March 31, 2016 included in:
Interest credited to fixed accounts	$(8)		$—		$(8)
Benefits, claims, losses and settlement expenses	—		616		616
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total	Trading Securities
	(in millions)
Balance, January 1, 2015	$1,518	$206	$91	$169	$2	$1,986	$1
Total gains included in:
Other comprehensive income	13	—	—	—	—	13	—
Purchases	15	115	—	23	—	153	—
Settlements	(20)	(9)	(1)	(2)	—	(32)	—
Transfers into Level 3	—	—	6	—	—	6	—
Transfers out of Level 3	—	(32)	(76)	(32)	—	(140)	—
Balance, March 31, 2015	$1,526	$280	$20	$158	$2	$1,986	$1
Changes in unrealized gains relating to assets held at March 31, 2015 included in:
Net investment income	$—	$—	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	14	(1)	280	(2)	294
Issues	19		64		83
Settlements	(5)		4		(1)
Balance, March 31, 2015	$270		$827		$1,097
Changes in unrealized losses relating to liabilities held at March 31, 2015 included in:
Net investment income	$14		$—		$14
Benefits, claims, losses and settlement expenses	—		278		278
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $189 million and $37 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended March 31, 2016 and 2015, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,397	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2%	–	4.3%	1.7%
Asset backed securities	$16	Discounted cash flow	Annual short-term default rate	4.8%
			Annual long-term default rate	2.5%
			Discount rate	16.5%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.6%
IUL embedded derivatives	$382	Discounted cash flow	Nonperformance risk (1)	85		bps
GMWB and GMAB embedded derivatives	$1,515	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.4%	–	21.6%
			Nonperformance risk (1)	85		bps

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,411	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	–	3.8%	1.6%
IUL embedded derivatives	$364	Discounted cash flow	Nonperformance risk (1)	68		bps
GMWB and GMAB embedded derivatives	$851	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.4%	–	21.5%
			Nonperformance risk (1)	68		bps

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs
Significant increases (decreases) in the yield/spread to U.S. Treasuries used in the fair value measurement of Level 3 corporate debt securities in isolation would result in a significantly lower (higher) fair value measurement.
Significant increases (decreases) in the annual default rate and discount rate used in the fair value measurement of Level 3 asset backed securities in isolation, generally, would result in a significantly lower (higher) fair value measurement and a significant increase (decrease) in loss recovery in isolation would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the constant prepayment rate in isolation would result in a significantly lower (higher) fair value measurement.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Investments (Available-for-Sale Securities and Trading Securities)
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations and U.S. agency and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of certain asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in certain asset backed securities is classified as Level 3. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Separate Account Assets
The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV is used as a practical expedient for fair value and represents the exit price for the separate account. Separate account assets are excluded from classification in the fair value hierarchy.
Investments Segregated for Regulatory Purposes
Investments segregated for regulatory purposes includes U.S. Treasuries that are classified as Level 1.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at March 31, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,055	$—	$—	$3,154	$3,154
Policy and certificate loans	828	—	1	802	803
Receivables	1,508	187	1,322	3	1,512
Restricted and segregated cash	2,549	2,549	—	—	2,549
Other investments and assets	570	1	500	54	555

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,352	$—	$—	$12,353	$12,353
Investment certificate reserves	5,183	—	—	5,173	5,173
Brokerage customer deposits	3,694	3,694	—	—	3,694
Separate account liabilities measured at NAV	4,685				4,685	(1)
Debt and other liabilities	3,144	249	2,974	114	3,337

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,359	$—	$—	$3,372	$3,372
Policy and certificate loans	824	—	1	803	804
Receivables	1,471	148	1,322	3	1,473
Restricted and segregated cash	2,548	2,548	—	—	2,548
Other investments and assets	583	1	510	54	565

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,523	$—	$—	$12,424	$12,424
Investment certificate reserves	4,831	—	—	4,823	4,823
Brokerage customer deposits	3,802	3,802	—	—	3,802
Separate account liabilities measured at NAV	4,704				4,704	(1)
Debt and other liabilities	3,173	202	2,958	113	3,273

(1)	Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient. See Note 2 for further information.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Separate Account Liabilities
Certain separate account liabilities are classified as investment contracts and are carried at an amount equal to the related separate account assets. The NAV of the related separate account assets, which is used as a practical expedient for fair value, represents the exit price for the separate account liabilities. Separate account liabilities are excluded from classification in the fair value hierarchy.
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,843	$—	$3,843	$(2,595)	$(510)	$(719)	$19
OTC cleared	827	—	827	(715)	(111)	—	1
Exchange-traded	18	—	18	(2)	—	—	16
Total derivatives	4,688	—	4,688	(3,312)	(621)	(719)	36
Securities borrowed	187	—	187	(37)	—	(147)	3
Total	$4,875	$—	$4,875	$(3,349)	$(621)	$(866)	$39

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,129	$—	$3,129	$(2,331)	$(391)	$(320)	$87
OTC cleared	418	—	418	(314)	(102)	—	2
Exchange-traded	40	—	40	(3)	—	—	37
Total derivatives	3,587	—	3,587	(2,648)	(493)	(320)	126
Securities borrowed	148	—	148	(30)	—	(115)	3
Total	$3,735	$—	$3,735	$(2,678)	$(493)	$(435)	$129
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$2,874	$—	$2,874	$(2,595)	$(5)	$(268)	$6
OTC cleared	785	—	785	(715)	(70)	—	—
Exchange-traded	4	—	4	(2)	(1)	—	1
Total derivatives	3,663	—	3,663	(3,312)	(76)	(268)	7
Securities loaned	249	—	249	(37)	—	(204)	8
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,962	$—	$3,962	$(3,349)	$(76)	$(522)	$15

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$2,725	$—	$2,725	$(2,331)	$—	$(393)	$1
OTC cleared	345	—	345	(314)	(25)	—	6
Exchange-traded	6	—	6	(3)	(1)	—	2
Total derivatives	3,076	—	3,076	(2,648)	(26)	(393)	9
Securities loaned	203	—	203	(30)	—	(164)	9
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,329	$—	$3,329	$(2,678)	$(26)	$(607)	$18
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$66	$—	$675	$58	$—
Total qualifying hedges	675	66	—	675	58	—

Derivatives not designated as hedging instruments
Interest rate contracts	66,141	3,102	1,609	63,798	1,882	969
Equity contracts	62,449	1,448	1,927	70,238	1,587	1,993
Credit contracts	757	—	5	600	2	—
Foreign exchange contracts	4,979	68	25	4,408	56	18
Other contracts	4,009	4	97	3,760	2	96
Total non-designated hedges	138,335	4,622	3,663	142,804	3,529	3,076

Embedded derivatives
GMWB and GMAB (4)	N/A	—	1,515	N/A	—	851
IUL	N/A	—	382	N/A	—	364
EIA	N/A	—	5	N/A	—	5
SMC	N/A	—	5	N/A	—	4
Total embedded derivatives	N/A	—	1,907	N/A	—	1,224
Total derivatives	$139,010	$4,688	$5,570	$143,479	$3,587	$4,300
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.2 billion and $1.6 billion at March 31, 2016 and December 31, 2015, respectively. See Note 11 for additional information related to master netting arrangements and cash collateral. See Note 3 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives at March 31, 2016 included $1.6 billion of individual contracts in a liability position and $75 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2015 included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.
At March 31, 2016 and December 31, 2015, investment securities with a fair value of $767 million and $323 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $529 million and $193 million, respectively, may be sold, pledged or rehypothecated by the Company. At March 31, 2016 and December 31, 2015, the Company had $29 million and nil, respectively, of securities that were sold, pledged or rehypothecated. In addition, at March 31, 2016 and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2016
Interest rate contracts	$(40)	$—	$—	$—	$755	$—
Equity contracts	—	(1)	(2)	(3)	(65)	1
Credit contracts	—	—	—	—	(16)	—
Foreign exchange contracts	—	—	3	—	(35)	6
Other contracts	—	—	—	—	(9)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(664)	—
IUL embedded derivatives	—	—	—	14	—	—
SMC embedded derivatives	—	1	—	—	—	—
Total gain (loss)	$(40)	$—	$1	$11	$(34)	$7

Three Months Ended March 31, 2015
Interest rate contracts	$—	$—	$—	$—	$386	$—
Equity contracts	(2)	1	7	1	(122)	1
Credit contracts	—	—	—	—	(9)	—
Foreign exchange contracts	—	—	(3)	—	(6)	—
Other contracts	—	—	—	—	(1)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(348)	—
IUL embedded derivatives	—	—	—	(9)	—	—
Total gain (loss)	$(2)	$1	$4	$(8)	$(100)	$1

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2016 (1)	$252	$68
2017	276	77
2018	224	131
2019	267	130
2020	199	59
2021 - 2027	713	203
Total	$1,931	$668
(1) 2016 amounts represent the amounts payable and receivable for the period from April 1, 2016 to December 31, 2016.
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
For the three months ended March 31, 2016 and 2015, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of March 31, 2016 that the Company expects to reclassify to earnings within the next twelve months is $4 million, which consists of $2 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 20 years and relates to forecasted debt interest payments. See Note 13 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
Fair Value Hedges
In 2010, the Company entered into and designated as fair value hedges three interest rate swaps to convert senior notes due 2015, 2019 and 2020 from fixed rate debt to floating rate debt. The interest rate swaps related to the senior notes due 2015 expired in the fourth quarter of 2015, consistent with the maturity of the debt. The swaps have identical terms as the underlying debt being hedged so no ineffectiveness is expected to be realized. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. The following table presents the amounts recognized in income related to fair value hedges:

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended March 31,
		2016	2015
		(in millions)
Interest rate contracts	Interest and debt expense	$5	$8
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At March 31, 2016 and December 31, 2015, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $238 million and $284 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2016 and December 31, 2015 was $232 million and $283 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at March 31, 2016 and December 31, 2015 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $6 million and $1 million, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Shareholders’ Equity
The following tables provide the amounts related to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31, 2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$493	$(173)	$320
Reclassification of net securities losses included in net income (2)	1	—	1
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(197)	69	(128)
Net unrealized securities gains	297	(104)	193

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	1	—	1
Net unrealized derivatives gains	1	—	1

Foreign currency translation	(17)	6	(11)

Total other comprehensive income	$281	$(98)	$183

	Three Months Ended March 31, 2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$228	$(81)	$147
Reclassification of net securities gains included in net income (2)	(11)	4	(7)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(106)	37	(69)
Net unrealized securities gains	111	(40)	71

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	—	—	—
Net unrealized derivatives gains	—	—	—

Foreign currency translation	(48)	19	(29)

Other comprehensive income attributable to Ameriprise Financial	63	(21)	42
Other comprehensive loss attributable to noncontrolling interests	(86)	30	(56)
Total other comprehensive loss	$(23)	$9	$(14)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes nil and a $1 million pretax gain reclassified to interest and debt expenses for the three months ended March 31, 2016 and 2015, respectively, and a $1 million pretax loss reclassified to net investment income for both the three months ended March 31, 2016 and 2015.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Defined Benefit Plans	Foreign Currency Translation	Total
	(in millions)
Balance, January 1, 2015	$786		$—	$(71)	$(53)	$662
OCI before reclassifications	78		—	—	(29)	49
Amounts reclassified from AOCI	(7)		—	—	—	(7)
OCI attributable to Ameriprise Financial	71		—	—	(29)	42
Balance, March 31, 2015	$857	(1)	$—	$(71)	$(82)	$704

Balance, January 1, 2016	$426		$1	$(91)	$(83)	$253
Cumulative effect of change in accounting policies	6		—	—	—	6
Balance, January 1, 2016, as adjusted	432		1	(91)	(83)	259
OCI before reclassifications	192		—	—	(11)	181
Amounts reclassified from AOCI	1		1	—	—	2
OCI attributable to Ameriprise Financial	193		1	—	(11)	183
Balance, March 31, 2016	$625	(1)	$2	$(91)	$(94)	$442
(1) Includes $(1) million and $5 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at March 31, 2016 and 2015, respectively.
For the three months ended March 31, 2016 and 2015, the Company repurchased a total of 5.1 million shares and 2.6 million shares, respectively, of its common stock for an aggregate cost of $451 million and $349 million, respectively. In April 2014, the Company's Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through April 28, 2016, which was exhausted in the three months ended March 31, 2016. In December 2015, the Company’s Board of Directors authorized additional expenditures of up to $2.5 billion of the Company’s common stock through December 31, 2017. As of March 31, 2016, the Company had $2.2 billion remaining under its share repurchase authorization.
The Company may also reacquire shares of its common stock under its share-based compensation plans related to restricted stock awards and certain option exercises. The holders of restricted shares may elect to surrender a portion of their shares on the vesting date to cover their income tax obligation. These vested restricted shares are reacquired by the Company and the Company’s payment of the holders’ income tax obligations are recorded as a treasury share purchase. For both the three months ended March 31, 2016 and 2015, the Company reacquired 0.3 million shares of its common stock through the surrender of shares upon vesting and paid in the aggregate $26 million and $43 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2016 and 2015, the Company reacquired 0.1 million shares and 0.4 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $8 million and $51 million, respectively.
During the three months ended March 31, 2016 and 2015, the Company reissued 0.9 million and 1.0 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
14.  Income Taxes
The Company’s effective tax rate was 23.3% and 22.5% for the three months ended March 31, 2016 and 2015, respectively. The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as lower taxes on net income from foreign subsidiaries.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $16 million, net of federal benefit, which will expire beginning December 31, 2016.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $11 million at both March 31, 2016 and December 31, 2015.
As of March 31, 2016 and December 31, 2015, the Company had $124 million and $161 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $57 million, net of federal tax benefits, of unrecognized tax benefits at both March 31, 2016 and December 31, 2015, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $50 million to $60 million in the next 12 months primarily due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of $44 million and a net increase of $1 million in interest and penalties for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, the Company had a payable of $7 million and $51 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both March 31, 2016 and December 31, 2015, the estimated liability was $13 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

by, the SEC, FINRA, the OCC, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance and annuity claims; security of client information; trading activity; and transaction monitoring systems and controls. The Company is also responding to regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators.
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

	Three Months Ended March 31,
	2016	2015
	(in millions, except per share amounts)
Numerator:
Net income attributable to Ameriprise Financial	$364	$393

Denominator:
Basic: Weighted-average common shares outstanding	172.6	186.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.8	2.8
Diluted: Weighted-average common shares outstanding	174.4	189.1

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$2.11	$2.11
Diluted	2.09	2.08
The calculation of diluted earnings per share excludes the incremental effect of 4.9 million and 1.6 million options as of March 31, 2016 and 2015, respectively, due to their anti-dilutive effect.
17.  Segment Information
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
Management uses segment operating measures in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by some securities analysts and investors. Consistent with GAAP accounting guidance for segment reporting, operating earnings is the Company’s measure of segment performance. Operating earnings should not be viewed as a substitute for GAAP pretax income. The Company believes the presentation of segment operating earnings, as the Company measures it for management purposes, enhances the understanding of its business by reflecting the underlying performance of its core operations and facilitating a more meaningful trend analysis.
Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), integration and restructuring charges and the impact of consolidating investment entities. Operating net revenues also exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments. Operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DSIC and DAC amortization offset to net realized investment gains or losses. The market impact on variable annuity guaranteed benefits and IUL benefits includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2016	December 31, 2015
	(in millions)
Advice & Wealth Management	$11,534	$11,338
Asset Management	7,755	7,931
Annuities	95,156	94,002
Protection	21,082	20,755
Corporate & Other	4,723	11,293
Total assets	$140,250	$145,319

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,198	$1,228
Asset Management	724	807
Annuities	596	631
Protection	608	590
Corporate & Other	2	(6)
Eliminations (1)	(340)	(352)
Total segment operating revenues	2,788	2,898
Net realized gains (losses)	(16)	10
Revenues attributable to CIEs	24	149
Market impact on IUL benefits, net	9	(4)
Market impact of hedges on investments	(40)	—
Total net revenues per consolidated statements of operations (2)	$2,765	$3,053
(1) Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2016 and 2015 in each segment as follows: Advice & Wealth Management ($239 and $247, respectively); Asset Management ($11 and $11, respectively); Annuities ($79 and $84, respectively); Protection ($11 and $10, respectively); and Corporate & Other (nil and nil, respectively).
(2) Includes foreign net revenues of $172 million and $233 million for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating earnings:
Advice & Wealth Management	$205	$210
Asset Management	149	191
Annuities	124	172
Protection	69	51
Corporate & Other	(50)	(62)
Total segment operating earnings	497	562
Net realized gains (losses)	(16)	10
Net income (loss) attributable to CIEs	(2)	86
Market impact on variable annuity guaranteed benefits, net	17	(34)
Market impact on IUL benefits, net	19	(6)
Market impact of hedges on investments	(40)	—
Pretax income per consolidated statements of operations	$475	$618

AMERIPRISE FINANCIAL, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016 (“2015 10-K”), as well as our current reports on Form 8-K and other publicly available information. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with more than $772 billion in assets under management and administration as of March 31, 2016.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in our 2015 10-K, “Item 1A. Risk Factors” in this Form 10-Q and other factors as discussed herein.
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
We consolidate certain variable interest entities for which we provide asset management services. These entities are defined as consolidated investment entities (“CIEs”). While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. For further information on CIEs, see Note 3 to our Consolidated Financial Statements. Effective January 1, 2016, we adopted ASU 2015-02 - Consolidation: Amendments to the Consolidation Analysis and deconsolidated several collateralized loan obligations (“CLOs”) and all previously consolidated property funds. See Note 2 to our Consolidated Financial Statements for the adoption impact. Effective January 1, 2016, we no longer have net income (loss) attributable to noncontrolling interests primarily due to the deconsolidation of property funds. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the fair value of assets and liabilities related to the CIEs, primarily syndicated loans and debt, are reflected in net investment income. We continue to include the fees from these entities in the management and financial advice fees line within our Asset Management segment. Effective January 1, 2016, we adopted ASU 2014-13 - Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity and elected the measurement alternative. As a result, the carrying value of the CIE debt is set equal to the fair value of the CIE assets; therefore the changes in the fair value of assets and

AMERIPRISE FINANCIAL, INC.

liabilities related to CIEs is nil. The CIE debt held by Ameriprise Financial is eliminated in consolidation. See Note 2 and Note 10 to our Consolidated Financial Statements for additional information.
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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Total net revenues	$2,765	$3,053
Less: Revenue attributable to CIEs	24	149
Less: Net realized gains (losses)	(16)	10
Less: Market impact on indexed universal life benefits	9	(4)
Less: Market impact of hedges on investments	(40)	—
Operating total net revenues	$2,788	$2,898

			Per Diluted Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net income attributable to Ameriprise Financial	$364	$393	$2.09	$2.08
Less: Net loss attributable to CIEs	(1)	—	—	—
Add: Market impact on variable annuity guaranteed benefits, net of tax (1)	(11)	22	(0.06)	0.12
Add: Market impact on indexed universal life benefits, net of tax (1)	(12)	4	(0.07)	0.02
Add: Market impact of hedges on investments, net of tax (1)	26	—	0.15	—
Less: Net realized gains (losses), net of tax (1)	(10)	7	(0.06)	0.04
Operating earnings	$378	$412	$2.17	$2.18

Weighted average common shares outstanding:
Basic	172.6	186.3
Diluted	174.4	189.1
(1) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended March 31,
	2016	2015
	(in millions)
Net income attributable to Ameriprise Financial	$1,533	$1,612
Less: Loss from discontinued operations, net of tax	—	(1)
Net income from continuing operations attributable to Ameriprise Financial	1,533	1,613
Less: Adjustments (1)	(149)	(54)
Operating earnings	$1,682	$1,667

Total Ameriprise Financial, Inc. shareholders’ equity	$7,602	$8,270
Less: Accumulated other comprehensive income, net of tax	472	755
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	7,130	7,515
Less: Equity impacts attributable to CIEs	170	300
Operating equity	$6,960	$7,215

Return on equity from continuing operations, excluding AOCI	21.5%	21.5%
Operating return on equity, excluding AOCI (2)	24.2%	23.1%
(1) Adjustments reflect the trailing twelve months’ sum of after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 35%.
(2) Operating return on equity, excluding AOCI, is calculated using the trailing twelve months of earnings excluding the after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; net income (loss) from consolidated investment entities; and discontinued operations in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 35%.
On April 8, 2016, the Department of Labor published its final rule regarding the definition of who is an investment advice fiduciary under ERISA and the Internal Revenue Code, a new “best interest contract” prohibited transaction exemption regarding how such advice can be provided to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients), a new class prohibited transaction exemption for how ERISA investment advice fiduciaries can engage in certain principal transactions with retirement investors, and certain amendments and partial revocations of pre-existing exemptions. These regulations focus in large part on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. We are continuing to review and analyze the potential impact of the regulations on our clients and prospective clients as well as the potential impact on our business. Teams across the company are working diligently to assess these principles-based rules and we will work with, and provide guidance to, our advisors to make the necessary changes to effectively implement these new rules.
Critical Accounting Policies and Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Policies and Estimates” in our 2015 10-K.
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
The following table presents detail regarding our AUM and AUA:

	March 31,
	2016	2015	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$182.3	$179.4	$2.9	2%
Asset Management AUM	464.1	506.3	(42.2)	(8)
Corporate & Other AUM	0.4	0.7	(0.3)	(43)
Eliminations	(23.2)	(22.5)	(0.7)	(3)
Total Assets Under Management	623.6	663.9	(40.3)	(6)
Total Assets Under Administration	149.1	150.9	(1.8)	(1)
Total AUM and AUA	$772.7	$814.8	$(42.1)	(5)%
Total AUM decreased $40.3 billion, or 6%, to $623.6 billion as of March 31, 2016 compared to $663.9 billion as of March 31, 2015 reflecting a $42.2 billion decrease in Asset Management AUM driven by market depreciation, net outflows and the negative impact of foreign currency translation, and a $2.9 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows, partially offset by market depreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended March 31, 2016 and 2015
The following table presents our consolidated results of operations:

	Three Months Ended March 31,
	2016	2015	Change
	(in millions)
Revenues
Management and financial advice fees	$1,386	$1,468	$(82)	(6)%
Distribution fees	435	466	(31)	(7)
Net investment income	331	484	(153)	(32)
Premiums	368	353	15	4
Other revenues	254	289	(35)	(12)
Total revenues	2,774	3,060	(286)	(9)
Banking and deposit interest expense	9	7	2	29
Total net revenues	2,765	3,053	(288)	(9)
Expenses
Distribution expenses	770	819	(49)	(6)
Interest credited to fixed accounts	146	172	(26)	(15)
Benefits, claims, losses and settlement expenses	482	533	(51)	(10)
Amortization of deferred acquisition costs	110	75	35	47
Interest and debt expense	55	84	(29)	(35)
General and administrative expense	727	752	(25)	(3)
Total expenses	2,290	2,435	(145)	(6)
Pretax income	475	618	(143)	(23)
Income tax provision	111	139	(28)	(20)
Net income	364	479	(115)	(24)
Less: Net income attributable to noncontrolling interests	—	86	(86)	NM
Net income attributable to Ameriprise Financial	$364	$393	$(29)	(7)%
NM Not Meaningful.
Overall
Pretax income decreased $143 million, or 23%, to $475 million for the three months ended March 31, 2016 compared to $618 million for the prior year period primarily due to an $88 million decrease in pretax income from CIEs, a $40 million unfavorable market impact of hedges on investments, asset management net outflows, market depreciation, lower transactional volume, higher catastrophe losses, and the impact on DAC and DSIC from actual versus expected market performance, partially offset by the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and a $32 million increase in long term care (“LTC”) reserves in the prior year period.
Pretax income from CIEs for the three months ended March 31, 2015 included $61 million from CLOs and property funds that were deconsolidated effective January 1, 2016. As we elected the measurement alternative for the remaining consolidated CLOs as of January 1, 2016, the carrying value of the CIE debt is set equal to the fair value of the CIE assets and therefore the changes in the fair value of assets and liabilities related to CIEs is nil for the three months ended March 31, 2016. In addition, results for the three months ended March 31, 2016 included $8 million of management fees we earned for services provided to CLOs and property funds that were deconsolidated January 1, 2016. These fees were eliminated on a consolidated basis in the prior year period. See Note 2 and Note 3 to our Consolidated Financial Statements for additional information on CIEs.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was a benefit of $17 million for the three months ended March 31, 2016 compared to an expense of $34 million for the prior year period.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was an expense of $10 million ($6 million for DAC, $1 million for DSIC and $3 million for insurance features in non-traditional long duration contracts) for the three months ended March 31, 2016 compared to a benefit of $19 million ($9 million for DAC, $2 million for DSIC and $8 million for insurance features in non-traditional long duration contracts) for the prior year period. The primary driver of the year-over-year difference is due to a

AMERIPRISE FINANCIAL, INC.

change in how we are recalibrating expected bond fund returns based on current interest rates and spreads while still assuming ultimate rates and spreads do not change from our original expectations. Previously, the difference between actual and expected interest rates directly impacted income in the current period and there would be an offsetting impact during annual unlocking. The prior year benefit reflected favorable equity market and bond fund returns.
Net Revenues
Net revenues decreased $288 million, or 9%, to $2.8 billion for the three months ended March 31, 2016 compared to $3.1 billion for the prior year period due to decreases in management and financial advice fees, distribution fees, net investment income and other revenues. Net revenues for the three months ended March 31, 2015 included $98 million from CLOs and property funds that were deconsolidated effective January 1, 2016.
Management and financial advice fees decreased $82 million, or 6%, to $1.4 billion for the three months ended March 31, 2016 compared to $1.5 billion for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM. Average AUM decreased $49.3 billion, or 7%, compared to the prior year period due to asset management net outflows, market depreciation and the negative impact of foreign currency translation, partially offset by wrap account net inflows. See our discussion on the changes in AUM in our segment results of operations section. Management and financial advice fees for the three months ended March 31, 2016 included $8 million of fees we earned for services provided to CLOs and property funds that were deconsolidated effective January 1, 2016. These fees were eliminated on a consolidated basis in the prior year period.
Distribution fees decreased $31 million, or 7%, to $435 million for the three months ended March 31, 2016 compared to $466 million for the prior year period primarily due to equity market depreciation and lower client activity given the volatile and uncertain markets, partially offset by higher brokerage cash spread due to an increase in interest rates.
Net investment income decreased $153 million, or 32%, to $331 million for the three months ended March 31, 2016 compared to $484 million for the prior year period primarily due to a $77 million decrease in net investment income of CIEs, a $40 million loss related to the market impact of hedges on investments and an $11 million decrease in investment income on fixed maturities. In addition, net realized investment losses were $16 million for the three months ended March 31, 2016, which included an $11 million loss from the sale of consumer loans, compared to net realized investment gains of $10 million for the prior year period. Net investment income for the three months ended March 31, 2015 included $48 million from CLOs that were deconsolidated effective January 1, 2016.
Other revenues decreased $35 million, or 12%, to $254 million for the three months ended March 31, 2016 compared to $289 million for the prior year period due to a $58 million decrease in other revenues of CIEs, partially offset by the market impact on indexed universal life benefits, a $6 million benefit in the first quarter of 2016 related to life reinsurance recapture and VUL model changes, and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates. The market impact on indexed universal life benefits was a positive $9 million for the three months ended March 31, 2016 compared to a negative $4 million for the prior year period. Other revenues for the three months ended March 31, 2015 included $58 million from property funds that were deconsolidated effective January 1, 2016.
Expenses
Total expenses decreased $145 million, or 6%, to $2.3 billion for the three months ended March 31, 2016 compared to $2.4 billion for the prior year period. Expenses for the three months ended March 31, 2015 included $37 million from CLOs and property funds that were deconsolidated effective January 1, 2016.
Distribution expenses decreased $49 million, or 6%, to $770 million for the three months ended March 31, 2016 compared to $819 million for the prior year period driven by lower advisor compensation due to equity market depreciation and lower client activity. See our discussion on the changes in AUM in our segment results of operations section below.
Interest credited to fixed accounts decreased $26 million, or 15%, to $146 million for the three months ended March 31, 2016 compared to $172 million for the prior year period primarily due to lower average fixed annuity account balances and the market impact on indexed universal life benefits, net of hedges. The market impact on indexed universal life benefits, net of hedges was a benefit of $16 million for the three months ended March 31, 2016 compared to an expense of $5 million for the prior year period. Average fixed annuity account balances decreased $1.3 billion, or 11%, to $10.6 billion for the three months ended March 31, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited from low interest rates.
Benefits, claims, losses and settlement expenses decreased $51 million, or 10%, to $482 million for the three months ended March 31, 2016 compared to $533 million for the prior year period primarily reflecting the following items:

•	A $32 million increase in LTC reserves in the prior year period.

•
Catastrophe losses were $23 million for the three months ended March 31, 2016, with over half of these losses related to wind and hailstorms in Texas late in the quarter, compared to $12 million for the prior year period.

AMERIPRISE FINANCIAL, INC.

•
The market impact on reserves for insurance features in non-traditional long-duration contracts was a $3 million expense for the three months ended March 31, 2016 compared to an $8 million benefit in the prior year period. See additional discussion above in the Overall section.

•	A $7 million increase in reserves for immediate annuities with life contingencies primarily due to higher sales. This impact is mostly offset by an increase in premiums.

•
A $4 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $7 million favorable impact in the prior year period from a change in the discount rate for disability income (“DI”) products.

•
A $175 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $219 million for the three months ended March 31, 2016 compared to a favorable impact of $44 million for the prior year period.

•
A $104 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $485 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $383 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $2 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in higher expense in the first quarter of 2016 compared to the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in higher expense in the first quarter of 2016 compared to the prior year period.

•
Market volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in lower expense in the first quarter of 2016 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Amortization of DAC increased $35 million, or 47%, to $110 million for the three months ended March 31, 2016 compared to $75 million for the prior year period primarily reflecting the following items:

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was an expense of $6 million for the first quarter of 2016 compared to a benefit of $9 million for the prior year period. See additional discussion above in the Overall section.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was an expense of $16 million for the first quarter of 2016 compared to a benefit of $4 million for the prior year period.

Interest and debt expense decreased $29 million, or 35%, to $55 million for the three months ended March 31, 2016 compared to $84 million for the prior year period primarily due to a $27 million decrease in interest and debt expense of CIEs. Interest and debt expense for the three months ended March 31, 2015 included $28 million from CLOs and property funds that were deconsolidated effective January 1, 2016.
General and administrative expenses decreased $25 million, or 3%, to $727 million for the three months ended March 31, 2016 compared to $752 million for the prior year period primarily due a $10 million decrease in expenses of CIEs, a $9 million sales and use tax reserve release in the first quarter of 2016 and lower performance-based compensation expense compared to the prior year period. General and administrative expenses for the three months ended March 31, 2015 included $9 million from CLOs and property funds that were deconsolidated effective January 1, 2016.
Income Taxes
Our effective tax rate was 23.3% for the three months ended March 31, 2016 compared to 22.5% for the prior year period. Our effective tax rate excluding income attributable to noncontrolling interests was 23.3% for the three months ended March 31, 2016 compared to 26.1% for the prior year period. The effective tax rates for the three months ended March 31, 2016 and 2015 were lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as lower taxes on net income from foreign subsidiaries.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Three Months Ended March 31, 2016 and 2015
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Advice & Wealth Management
Net revenues	$1,198	$1,228
Expenses	993	1,018
Operating earnings	$205	$210
Asset Management
Net revenues	$724	$807
Expenses	575	616
Operating earnings	$149	$191
Annuities
Net revenues	$596	$631
Expenses	472	459
Operating earnings	$124	$172
Protection
Net revenues	$608	$590
Expenses	539	539
Operating earnings	$69	$51
Corporate & Other
Net revenues	$2	$(6)
Expenses	52	56
Operating loss	$(50)	$(62)

AMERIPRISE FINANCIAL, INC.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2016	2015
	(in billions)
Beginning balance	$180.5	$174.7
Net flows	1.8	2.8
Market appreciation and other	1.1	2.5
Ending balance	$183.4	$180.0

Advisory wrap account assets ending balance (1)	$181.6	$178.7
Average advisory wrap account assets (2)	$176.6	$176.0

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $2.9 billion, or 2%, during the three months ended March 31, 2016 due to net inflows of $1.8 billion and market appreciation and other of $1.1 billion. Net flows decreased $1.0 billion, or 36%, compared to the prior year period primarily due to market volatility. Average advisory wrap account assets were essentially flat compared to the prior year period reflecting net inflows offset by market depreciation.
The following table presents the changes in wrap account assets for the twelve months ended March 31:

	2016	2015
	(in billions)
Beginning balance	$180.0	$159.4
Net flows	10.2	12.8
Market appreciation (depreciation) and other	(6.8)	7.8
Ending balance	$183.4	$180.0
Wrap account assets increased $3.4 billion, or 2%, from the prior year period primarily due to net inflows, partially offset by market depreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended March 31,
	2016	2015	Change
	(in millions)
Revenues
Management and financial advice fees	$631	$637	$(6)	(1)%
Distribution fees	514	543	(29)	(5)
Net investment income	44	35	9	26
Other revenues	18	20	(2)	(10)
Total revenues	1,207	1,235	(28)	(2)
Banking and deposit interest expense	9	7	2	29
Total net revenues	1,198	1,228	(30)	(2)
Expenses
Distribution expenses	732	757	(25)	(3)
Interest and debt expense	2	2	—	—
General and administrative expense	259	259	—	—
Total expenses	993	1,018	(25)	(2)
Operating earnings	$205	$210	$(5)	(2)%

AMERIPRISE FINANCIAL, INC.

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $5 million, or 2%, to $205 million for the three months ended March 31, 2016 compared to $210 million for the prior year period reflecting lower client activity and equity market depreciation, partially offset by wrap account net inflows and higher brokerage cash spread due to an increase in interest rates. Pretax operating margin was 17.1% for both the three months ended March 31, 2016 and 2015.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues decreased $30 million, or 2%, to $1.2 billion for the three months ended March 31, 2016 compared to $1.2 billion for the prior year period due to lower distribution fees. Operating net revenue per branded advisor decreased to $123,000 for the three months ended March 31, 2016, down 3%, from $127,000 for the prior year period reflecting high market volatility and lower transactional client activity. Total branded advisors were 9,766 at March 31, 2016 compared to 9,691 at March 31, 2015.
Distribution fees decreased $29 million, or 5%, to $514 million for the three months ended March 31, 2016 compared to $543 million for the prior year period primarily due to lower client activity given the volatile and uncertain markets and equity market depreciation, partially offset by higher brokerage cash spread due to an increase in interest rates.
Expenses
Total expenses decreased $25 million, or 2%, to $993 million for the three months ended March 31, 2016 compared to $1.0 billion for the prior year period due to a $25 million decrease in distribution expenses reflecting lower advisor compensation due to equity market depreciation and lower client activity.
Asset Management
Fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia and certain other subsidiaries performing services for the Funds for the purpose of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $1 million and $2 million for the three months ended March 31, 2016 and 2015, respectively.
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of March 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2016	2015
Domestic Equity	Equal weighted	1 year	68%	55%
		3 year	62%	65%
		5 year	57%	54%
	Asset weighted	1 year	80%	61%
		3 year	74%	64%
		5 year	68%	63%

International Equity	Equal weighted	1 year	55%	71%
		3 year	68%	67%
		5 year	60%	63%
	Asset weighted	1 year	37%	84%
		3 year	39%	41%
		5 year	41%	41%

Taxable Fixed Income	Equal weighted	1 year	63%	65%
		3 year	59%	75%
		5 year	71%	75%
	Asset weighted	1 year	70%	77%
		3 year	77%	84%
		5 year	83%	84%

AMERIPRISE FINANCIAL, INC.

Tax Exempt Fixed Income	Equal weighted	1 year	89%	89%
		3 year	100%	100%
		5 year	100%	100%
	Asset weighted	1 year	92%	84%
		3 year	100%	100%
		5 year	100%	100%

Asset Allocation Funds	Equal weighted	1 year	85%	82%
		3 year	100%	78%
		5 year	100%	89%
	Asset weighted	1 year	98%	89%
		3 year	100%	77%
		5 year	100%	97%

Number of funds with 4 or 5 Morningstar star ratings		Overall	51	48
		3 year	50	43
		5 year	46	50

Percent of funds with 4 or 5 Morningstar star ratings		Overall	50%	48%
		3 year	50%	43%
		5 year	48%	53%

Percent of assets with 4 or 5 Morningstar star ratings		Overall	61%	56%
		3 year	61%	40%
		5 year	61%	57%
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

AMERIPRISE FINANCIAL, INC.

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2016	2015
Equity	Equal weighted	1 year	81%	71%
		3 year	70%	68%
		5 year	78%	83%
	Asset weighted	1 year	88%	78%
		3 year	56%	61%
		5 year	86%	87%

Fixed Income	Equal weighted	1 year	38%	65%
		3 year	59%	59%
		5 year	52%	68%
	Asset weighted	1 year	68%	63%
		3 year	83%	37%
		5 year	45%	47%

Allocation (Managed) Funds	Equal weighted	1 year	88%	75%
		3 year	100%	83%
		5 year	100%	83%
	Asset weighted	1 year	93%	79%
		3 year	100%	93%
		5 year	100%	93%
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
Beginning in the first quarter of 2016, the Columbia and Threadneedle AUM rollforwards have been combined to align with the Columbia Threadneedle Investments brand, which represents the combined capabilities, resources and reach of both firms. In addition, we combined the rollforwards for Institutional and Alternative AUM and included the change in Affiliated General Account Assets in the market appreciation (depreciation) and other line within the combined AUM rollforward. All changes were made on a retrospective basis.
The following table presents global managed assets by type:

					Average(1)
	March 31,				Three Months Ended March 31,
	2016	2015	Change		2016	2015	Change
	(in billions)
Equity	$244.7	$279.4	$(34.7)	(12)%	$241.8	$279.1	$(37.3)	(13)%
Fixed income	179.5	192.0	(12.5)	(7)	176.8	193.8	(17.0)	(9)
Money market	7.5	6.9	0.6	9	7.7	6.5	1.2	18
Alternative	8.2	7.4	0.8	11	8.1	7.4	0.7	9
Hybrid and other	24.2	20.6	3.6	17	23.7	20.4	3.3	16
Total managed assets	$464.1	$506.3	$(42.2)	(8)%	$458.1	$507.2	$(49.1)	(10)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in global managed assets:

	Three Months Ended March 31,
	2016	2015
	(in billions)
Global Retail Funds
Beginning assets	$263.9	$281.5
Inflows	12.5	14.0
Outflows	(15.6)	(17.2)
Net VP/VIT fund flows	(0.2)	(0.3)
Net new flows	(3.3)	(3.5)
Reinvested dividends	0.4	0.5
Net flows	(2.9)	(3.0)
Distributions	(0.6)	(0.7)
Market appreciation and other	0.8	7.6
Foreign currency translation (1)	(1.4)	(2.2)
Total ending assets	259.8	283.2

Global Institutional
Beginning assets	208.0	224.0
Inflows	7.4	6.1
Outflows	(12.0)	(8.9)
Net flows	(4.6)	(2.8)
Market appreciation and other (2)	3.7	6.9
Foreign currency translation (1)	(2.8)	(5.0)
Total ending assets	204.3	223.1

Total managed assets	$464.1	$506.3
Total net flows	$(7.5)	$(5.8)

Former Parent Company Related (3)
Retail net new flows	$(0.3)	$(0.5)
Institutional net new flows	(4.0)	(1.0)
Total net new flows	$(4.3)	$(1.5)
(1) Amounts represent British Pound to US dollar conversion.
(2) Includes $1.1 billion and $0.1 billion for the total change in Affiliated General Account Assets during the three months ended March 31, 2016 and 2015, respectively.
(3) Former parent company related assets and net new flows are included in the rollforwards above.
Total segment AUM decreased $7.8 billion, or 2%, during the three months ended March 31, 2016 driven by net outflows and a negative impact of foreign currency translation, partially offset by market appreciation and other. Total segment AUM net outflows were $7.5 billion for the three months ended March 31, 2016, which included $4.3 billion of outflows of former parent-related assets. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Global retail funds decreased $4.1 billion, or 2%, during the three months ended March 31, 2016 primarily due to net outflows and a negative impact of foreign currency translation. Global retail net outflows of $2.9 billion during the three months ended March 31, 2016 included $0.6 billion of outflows from the Columbia Acorn® Fund, $0.5 billion of outflows from the defined contribution/investment only channel, $0.3 billion of outflows from the RIA channel, $0.3 billion of outflows from former parent-related assets and $0.4 billion of outflows from the termination of a third party subadvisor. European retail flows were slightly negative for the quarter and reflected the volatile market environment. Global institutional AUM decreased $3.7 billion, or 2%, during the three months ended March 31, 2016 due to net outflows of $4.6 billion and a $2.8 billion negative impact of foreign currency translation, partially offset

AMERIPRISE FINANCIAL, INC.

by market appreciation and other. Global institutional net outflows included $1.1 billion of outflows from a third party client that redeemed assets for liquidity purposes, $0.7 billion from the termination of a former subadvisor and $4.0 billion of outflows of former parent-related assets, of which $3.2 billion was driven by changes made to fixed income individually managed accounts by a former affiliated distribution partner.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended March 31,
	2016	2015	Change
	(in millions)
Revenues
Management and financial advice fees	$602	$674	$(72)	(11)%
Distribution fees	117	125	(8)	(6)
Net investment income	3	6	(3)	(50)
Other revenues	2	2	—	—
Total revenues	724	807	(83)	(10)
Banking and deposit interest expense	—	—	—	—
Total net revenues	724	807	(83)	(10)
Expenses
Distribution expenses	247	278	(31)	(11)
Amortization of deferred acquisition costs	4	3	1	33
Interest and debt expense	6	6	—	—
General and administrative expense	318	329	(11)	(3)
Total expenses	575	616	(41)	(7)
Operating earnings	$149	$191	$(42)	(22)%
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $42 million, or 22%, to $149 million for the three months ended March 31, 2016 compared to $191 million for the prior year period primarily due to net outflows, equity market depreciation and a $4 million negative impact of foreign exchange, partially offset by continued expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $83 million, or 10%, to $724 million for the three months ended March 31, 2016 compared to $807 million for the prior year period primarily due to a decrease in management and financial advice fees.
Management and financial advice fees decreased $72 million, or 11%, to $602 million for the three months ended March 31, 2016 compared to $674 million for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM and a $9 million negative impact of foreign exchange. Average AUM decreased $49.1 billion, or 10%, compared to the prior year period due to net outflows, market depreciation and the negative impact of foreign currency translation. Our average weighted equity index, which is a proxy for equity movements on AUM, decreased 8% to 1,428 for the three months ended March 31, 2016 compared to 1,551 for the prior year period.
Expenses
Total expenses decreased $41 million, or 7%, to $575 million for the three months ended March 31, 2016 compared to $616 million for the prior year period due to a $31 million decrease in distribution expenses from lower retail fund assets and an $11 million decrease in general and administrative expense primarily due to a $4 million positive impact of foreign exchange and costs incurred in the prior year period associated with the move to a new London office.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended March 31,
	2016	2015	Change
	(in millions)
Revenues
Management and financial advice fees	$177	$190	$(13)	(7)%
Distribution fees	83	89	(6)	(7)
Net investment income	192	221	(29)	(13)
Premiums	28	22	6	27
Other revenues	116	109	7	6
Total revenues	596	631	(35)	(6)
Banking and deposit interest expense	—	—	—	—
Total net revenues	596	631	(35)	(6)
Expenses
Distribution expenses	103	108	(5)	(5)
Interest credited to fixed accounts	119	127	(8)	(6)
Benefits, claims, losses and settlement expenses	144	115	29	25
Amortization of deferred acquisition costs	45	43	2	5
Interest and debt expense	8	10	(2)	(20)
General and administrative expense	53	56	(3)	(5)
Total expenses	472	459	13	3
Operating earnings	$124	$172	$(48)	(28)%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $48 million, or 28%, to $124 million for the three months ended March 31, 2016 compared to $172 million for the prior year period primarily due to the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance and a negative impact from lower average account balances and a lower asset earnings rate.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was an expense of $9 million ($5 million for DAC, $1 million for DSIC and $3 million for insurance features in non-traditional long duration contracts) for the three months ended March 31, 2016 compared to a benefit of $18 million ($8 million for DAC, $2 million for DSIC and $8 million for insurance features in non-traditional long duration contracts) for the prior year period. The primary driver of the year-over-year difference is due to a change in how we are recalibrating expected bond fund returns based on current interest rates and spreads while still assuming ultimate rates and spreads do not change from our original expectations. Previously, the difference between actual and expected interest rates directly impacted income in the current period and there would be an offsetting impact during annual unlocking. The prior year benefit reflected favorable equity market and bond fund returns.
RiverSource variable annuity account balances decreased 5% to $74.2 billion at March 31, 2016 compared to the prior year period due to net outflows of $1.2 billion and market depreciation.
RiverSource fixed annuity account balances declined 10% to $10.5 billion at March 31, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited from low interest rates. Given the current interest rate environment, our current fixed annuity book is expected to gradually run off and earnings on our fixed annuity business will trend down.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $35 million, or 6%, to $596 million for the three months ended March 31, 2016 compared to $631 million for the prior year period primarily due to lower management and financial advice fees and net investment income.
Management and financial advice fees decreased $13 million, or 7%, to $177 million for the three months ended March 31, 2016 compared to $190 million for the prior year period due to lower fees on variable annuities driven by lower average separate account balances. Average variable annuity account balances decreased $5.6 billion, or 8%, from the prior year period due to net outflows and market depreciation.
Net investment income, which excludes net realized investment gains or losses, decreased $29 million, or 13%, to $192 million for the three months ended March 31, 2016 compared to $221 million for the prior year period reflecting a decrease of approximately $19 million from lower invested assets due to fixed annuity net outflows and approximately $10 million from lower interest rates.
Other revenues increased $7 million, or 6%, to $116 million for the three months ended March 31, 2016 compared to $109 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $13 million, or 3%, to $472 million for the three months ended March 31, 2016 compared to $459 million for the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses, partially offset by a decrease in interest credited to fixed accounts.
Interest credited to fixed accounts decreased $8 million, or 6%, to $119 million for the three months ended March 31, 2016 compared to $127 million for the prior year period driven by lower average fixed annuity account balances. Average fixed annuity account balances decreased $1.3 billion, or 11%, to $10.6 billion for the three months ended March 31, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited from low interest rates.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $29 million, or 25%, to $144 million for the three months ended March 31, 2016 compared to $115 million for the prior year period primarily reflecting the following items:

•
The market impact on reserves for insurance features in non-traditional long-duration contracts was a $3 million expense for the three months ended March 31, 2016 compared to an $8 million benefit in the prior year period. See additional discussion above in the Overall section.

•	A $7 million increase in reserves for immediate annuities with life contingencies primarily due to higher sales. This impact is mostly offset by an increase in premiums.

•
A $4 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
The impact on DSIC from actual versus expected market performance based on our view of bond and equity performance was an expense of $1 million for the first quarter of 2016 compared to a benefit of $2 million for the prior year period. See additional discussion above in the Overall section.

AMERIPRISE FINANCIAL, INC.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended March 31,
	2016	2015	Change
	(in millions)
Revenues
Management and financial advice fees	$13	$15	$(2)	(13)%
Distribution fees	23	23	—	—
Net investment income	119	114	5	4
Premiums	345	335	10	3
Other revenues	108	103	5	5
Total revenues	608	590	18	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	608	590	18	3
Expenses				—
Distribution expenses	12	13	(1)	(8)
Interest credited to fixed accounts	43	40	3	8
Benefits, claims, losses and settlement expenses	371	380	(9)	(2)
Amortization of deferred acquisition costs	39	36	3	8
Interest and debt expense	9	8	1	13
General and administrative expense	65	62	3	5
Total expenses	539	539	—	—
Operating earnings	$69	$51	$18	35%
Our Protection segment pretax operating income, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), increased $18 million, or 35%, to $69 million for the three months ended March 31, 2016 compared to $51 million for the prior year period primarily due to a $32 million LTC reserve increase in the prior year period, partially offset by higher catastrophe losses and a $7 million favorable impact in the prior year period from a change in the discount rate for DI products.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $18 million, or 3%, to $608 million for the three months ended March 31, 2016 compared to $590 million for the prior year period primarily due to an increase in premiums and a $6 million benefit in the first quarter of 2016 related to life reinsurance recapture and VUL model changes.
Premiums increased $10 million, or 3%, to $345 million for the three months ended March 31, 2016 compared to $335 million for the prior year period due to a 1% increase in auto and home policies in force and rate increases.
Other revenues increased $5 million, or 5%, to $108 million for the three months ended March 31, 2016 compared to $103 million for the prior year period due to a $6 million benefit in the first quarter of 2016 related to life reinsurance recapture and VUL model changes.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, were flat compared to the prior year period.
Benefits, claims, losses and settlement expenses decreased $9 million, or 2%, to $371 million for the three months ended March 31, 2016 compared to $380 million for the prior year period primarily due to a $32 million LTC reserve increase in the prior year period, partially offset by higher catastrophe losses and a $7 million favorable impact in the prior year period from a change in the discount rate for DI products. Catastrophe losses were $23 million for the three months ended March 31, 2016, with over half of these losses related to wind and hailstorms in Texas late in the quarter, compared to $12 million for the prior year period.

AMERIPRISE FINANCIAL, INC.

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended March 31,
	2016	2015	Change
	(in millions)
Revenues
Net investment income (loss)	$1	$(7)	$8	NM
Other revenues	1	1	—	—
Total revenues	2	(6)	8	NM
Banking and deposit interest expense	—	—	—	—
Total net revenues	2	(6)	8	NM
Expenses
Interest and debt expense	4	5	(1)	(20)%
General and administrative expense	48	51	(3)	(6)
Total expenses	52	56	(4)	(7)
Operating loss	$(50)	$(62)	$12	19%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss decreased $12 million, or 19%, to $50 million for the three months ended March 31, 2016 compared to $62 million for the prior year period primarily due to an $8 million increase from net investment income (loss) reflecting the impact of interest allocation between subsidiaries. General and administrative expense decreased $3 million, or 6%, to $48 million for the three months ended March 31, 2016 compared to $51 million for the prior year period primarily due to lower performance-based compensation expense.
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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2018 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $3.7 billion and 4.0%, respectively, as of March 31, 2016. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.1 billion and had a weighted average yield of 2.7% as of March 31, 2016. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes

AMERIPRISE FINANCIAL, INC.

associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2016 was approximately 3.2%.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2016:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(224)	$5	$(219)
DAC and DSIC amortization (2) (3)	(122)	—	(122)
Variable annuity riders:
GMDB and GMIB (3)	(198)	—	(198)
GMWB	(463)	491	28
GMAB	(49)	51	2
DAC and DSIC amortization (4)	N/A	N/A	(5)
Total variable annuity riders	(710)	542	(173)
Macro hedge program (5)	—	18	18
Equity indexed annuities	1	(1)	—
Certificates	2	(3)	(1)
Indexed universal life insurance	23	(17)	6
Total	$(1,030)	$544	$(491)

AMERIPRISE FINANCIAL, INC.

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(45)	$—	$(45)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,140	(1,109)	31
GMAB	42	(39)	3
DAC and DSIC amortization (4)	N/A	N/A	(3)
Total variable annuity riders	1,182	(1,148)	31
Macro hedge program (5)	—	1	1
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	69	—	69
Brokerage client cash balances	155	—	155
Certificates	(2)	—	(2)
Indexed universal life insurance	62	1	63
Total	$1,421	$(1,146)	$272
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
The above results compare to an estimated negative net impact to pretax income of $417 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $170 million related to a 100 basis point increase in interest rates as of December 31, 2015.
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

AMERIPRISE FINANCIAL, INC.

Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2016. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $348 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on March 31, 2016 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the three months ended March 31, 2016. At March 31, 2016 and December 31, 2015, we had $2.6 billion and $2.4 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2016, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our junior subordinated notes due 2066 and credit facility contain various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at March 31, 2016.
During the first quarter of 2016, we extinguished $16 million of our junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million. On May 2, 2016, we notified the holders of our outstanding junior subordinated notes due 2066 of our intention to redeem the notes on June 1, 2016, at a redemption price equal to 100% of the principal balance of the notes plus accrued and compounded interest, if any. The balance of the junior subordinated notes due 2066 is currently $229 million (at an interest rate of 7.518%) and upon completion of the redemption, none of these notes will remain outstanding.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both March 31, 2016 and December 31, 2015 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both March 31, 2016 and December 31, 2015, we had $150 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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

AMERIPRISE FINANCIAL, INC.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
RiverSource Life(1)(2)	$3,951	$3,800	N/A	$589
RiverSource Life of NY(1)(2)	369	333	N/A	44
IDS Property Casualty(1)(3)	753	684	$213	214
Ameriprise Insurance Company(1)(3)	46	46	2	2
ACC(4)(5)	291	274	277	258
Threadneedle Asset Management Holdings Sàrl(6)	410	285	161	165
Ameriprise National Trust Bank(7)	24	36	10	10
AFSI(3)(4)	139	93	#	#
Ameriprise Captive Insurance Company(3)	56	54	14	11
Ameriprise Trust Company(3)	27	27	22	22
AEIS(3)(4)	114	110	21	52
RiverSource Distributors, Inc.(3)(4)	14	15	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	17	17	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2016 and December 31, 2015.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at March 31, 2016 represent calculations at December 31, 2015 of the rule based requirements, as specified by FCA regulations.

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
During the three months ended March 31, 2016, the parent holding company received cash dividends or a return of capital from its subsidiaries of $546 million (including $400 million from RiverSource Life) and contributed cash to its subsidiaries of $93 million (including $75 million to IDS Property Casualty). During the three months ended March 31, 2015, the parent holding company received cash dividends or a return of capital from its subsidiaries of $416 million (including $225 million from RiverSource Life) and contributed cash to its subsidiaries of $195 million (including $175 million to IDS Property Casualty).
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $117 million and $110 million for the three months ended March 31, 2016 and 2015, respectively. On April 27, 2016, we announced a quarterly dividend of $0.75 per common share. The dividend will be paid on May 20, 2016 to our shareholders of record at the close of business on May 9, 2016.
In April 2014, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of our common stock through April 28, 2016, which was exhausted in the three months ended March 31, 2016. In December 2015, our Board of Directors authorized us to repurchase up to an additional $2.5 billion of our common stock through December 31, 2017. As of March 31, 2016, we had $2.2 billion remaining under our share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2016, we repurchased a total of 5.1 million shares of our common stock at an average price of $87.84 per share.

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
Operating Activities
Net cash provided by operating activities decreased $292 million to $621 million for the three months ended March 31, 2016 compared to $913 million for the prior year period primarily due to a $218 million decrease in cash from changes in brokerage deposits and a $134 million decrease in cash from changes in amounts due to brokers, partially offset by a $148 million increase in cash from changes in restricted and segregated cash and investments.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash provided by investing activities decreased $180 million to $2 million for the three months ended March 31, 2016 compared to $182 million for the prior year period primarily reflecting a $289 million decrease in proceeds from sales and maturities, sinking fund payments and calls of Available-for-Sale securities and a $159 million increase in cash used for purchases of Available-for-Sale securities, partially offset by a $247 million increase in proceeds from sales, maturities and repayments of mortgage loans reflecting the sale of a portion of our consumer loans in the first quarter of 2016.
Financing Activities
Net cash used in financing activities decreased $586 million to $319 million for the three months ended March 31, 2016 compared to $905 million for the prior year period. Net cash inflows related to investment certificates increased $249 million compared to the prior year period due to higher proceeds from additions, partially offset by higher maturities, withdrawals and cash surrenders. Cash outflows from surrenders and other benefits of policyholder account balances decreased $291 million compared to the prior year period. Net cash outflows related to noncontrolling interests decreased $102 million compared to the prior year period.
Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2015 10-K.
Off-Balance Sheet Arrangements
We provide asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds and private equity funds, which are sponsored by us. We consolidate certain CLOs. We have determined that consolidation is not required for certain CLOs, hedge funds, property funds and private equity funds which are sponsored by us. Prior to January 1, 2016, we consolidated property funds. Our maximum exposure to loss with respect to our investment in these non-consolidated entities is limited to our carrying value. We have no obligation to provide further financial or other support to these investment entities nor have we provided any support to these investment entities. See Note 2 and Note 3 to our Consolidated Financial Statements for additional information on our arrangements with these investment entities.
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

AMERIPRISE FINANCIAL, INC.

Such factors include, but are not limited to:

•	conditions in the interest rate, credit default, equity market and foreign exchange environments, including changes in valuations, liquidity and volatility;

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor rule and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plan, plan sponsors, plan participants and the holders of individual retirement or health savings accounts;

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors

AMERIPRISE FINANCIAL, INC.

should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2015 10-K and Part II, Item 1A of this Form 10-Q.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2015 10-K filed with the SEC on February 25, 2016.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2016.
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
ITEM 1A.  RISK FACTORS
We are including the following revised risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A of our 2015 10-K:
Our businesses are regulated heavily, and changes to the laws and regulations applicable to our businesses may have an adverse effect on our operations, reputation and financial condition.
Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and international laws and regulations. For a discussion of the regulatory framework in which we operate, see Item 1 of our 2015 10-K - “Business - Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. Any enforcement actions, investigations or other proceedings brought against us or our subsidiaries, directors, employees or advisors by our regulators may result in fines, injunctions or other disciplinary actions that could harm our reputation or impact our results of operations. Further, any changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Such changes may impact our operations and profitability and the practices of our advisors, including with respect to the scope of products and services provided, the manner in which products and services are marketed and sold and the incurrence of additional costs of doing business. Ongoing changes to regulation and oversight of the financial industry may produce results, the full impact of which cannot be immediately ascertained. In addition, we expect the worldwide demographic trend of population aging will cause policymakers to continue to focus on the framework of U.S. and non-U.S. retirement systems, which may drive additional changes regarding the manner in which individuals plan for and fund their retirement, the extent of government involvement in retirement savings and funding, the regulation of retirement products and services and the oversight of industry participants. For example, we continue to see enhanced legislative and regulatory interest regarding retirement investing, financial advisors and investment professionals, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. Any incremental requirements, costs and risks imposed on us in connection with such current or future legislative or regulatory changes may constrain our ability to market our products and services to potential customers, and could negatively impact our profitability and make it more difficult for us to pursue our growth strategy.
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

AMERIPRISE FINANCIAL, INC.

Certain industry-wide reduction or restructuring of Rule 12b-1 fees, or other servicing fees, could impact our ability to distribute our own mutual funds and/or the fees we receive for distributing other companies’ mutual funds, which could, in turn, impact our revenues and/or earnings.
On April 8, 2016, the Department of Labor published its final rule regarding the definition of who is an investment advice fiduciary under ERISA and the Internal Revenue Code, a new “best interest contract” prohibited transaction exemption regarding how such advice can be provided to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients), a new class prohibited transaction exemption for how ERISA investment advice fiduciaries can engage in certain principal transactions with retirement investors, and certain amendments and partial revocations of pre-existing exemptions. These regulations focus in large part on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. We are continuing to review and analyze the potential impact of the regulations on our clients and prospective clients as well as the potential impact on our business. Teams across the company are working diligently to assess these principles-based rules and we will work with, and provide guidance to, our advisors to make the necessary changes to effectively implement these new rules. These rules will require various changes in the financial services industry and could impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investments and services for qualified accounts, any of which could negatively impact our results of operations.
Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices and their use of affiliated captive insurers. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual has been adopted by the required number of states and the percentage of U.S. insurance premium threshold has been reached, therefore, the valuation manual will be effective for companies domiciled in adopted states on January 1, 2017. Minnesota and New York, however, are two states that have not yet adopted the valuation manual so the effective date for the RiverSource Life companies is unknown. If and when adopted, a three-year transition period is available to defer implementation of this reserve standard. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements on our insurance businesses. Further, we cannot predict the effect that proposed federal legislation may have on our businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury or by any of the Domiciliary Regulators or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see the information provided under the heading “Regulation - Insurance Regulation” contained in Part I, Item 1 of our 2015 10-K.

AMERIPRISE FINANCIAL, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2016:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2016
Share repurchase program (1)	1,155,709	$94.03	1,155,709	$2,495,022,907
Employee transactions (2)	54,429	$95.97	N/A	N/A

February 1 to February 29, 2016
Share repurchase program (1)	2,449,221	$82.89	2,449,221	$2,292,016,178
Employee transactions (2)	256,686	$83.64	N/A	N/A

March 1 to March 31, 2016
Share repurchase program (1)	1,534,000	$91.09	1,534,000	$2,152,286,593
Employee transactions (2)	82,836	$93.03	N/A	N/A

Totals
Share repurchase program (1)	5,138,930	$87.84	5,138,930
Employee transactions (2)	393,951	$87.32	N/A
	5,532,881		5,138,930
N/A  Not applicable.
(1) On April 28, 2014, we announced that our Board of Directors authorized us to repurchase up to $2.5 billion worth of our common stock through April 28, 2016, which was exhausted in the three months ended March 31, 2016. On December 7, 2015, we announced that our Board of Directors authorized us to repurchase up to an additional $2.5 billion of our common stock through December 31, 2017. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means.
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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 5, 2016	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	May 5, 2016	By	/s/ David K. Stewart
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

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

E-1