Form 10-Q
period 2016-06-30
AMERIPRISE FINANCIAL INC
filed 2016-08-01
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2016
Common Stock (par value $.01 per share)	161,420,894 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,439	$1,518	$2,825	$2,986
Distribution fees	448	472	883	938
Net investment income	372	423	703	907
Premiums	372	368	740	721
Other revenues	248	354	502	643
Total revenues	2,879	3,135	5,653	6,195
Banking and deposit interest expense	8	7	17	14
Total net revenues	2,871	3,128	5,636	6,181
Expenses
Distribution expenses	803	835	1,573	1,654
Interest credited to fixed accounts	158	160	304	332
Benefits, claims, losses and settlement expenses	597	543	1,079	1,076
Amortization of deferred acquisition costs	87	94	197	169
Interest and debt expense	53	89	108	173
General and administrative expense	763	792	1,490	1,544
Total expenses	2,461	2,513	4,751	4,948
Pretax income	410	615	885	1,233
Income tax provision	75	139	186	278
Net income	335	476	699	955
Less: Net income attributable to noncontrolling interests	—	61	—	147
Net income attributable to Ameriprise Financial	$335	$415	$699	$808

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic	$1.99	$2.26	$4.10	$4.37
Diluted	$1.97	$2.23	$4.06	$4.30

Cash dividends declared per common share	$0.75	$0.67	$1.42	$1.25

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$(2)	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	1	—
Net impairment losses recognized in net investment income	$—	$—	$(1)	$(1)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income	$335	$476	$699	$955
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(28)	100	(39)	15
Net unrealized gains (losses) on securities	217	(238)	410	(167)
Net unrealized gains on derivatives	1	—	2	—
Defined benefit plans	6	—	6	—
Total other comprehensive income (loss), net of tax	196	(138)	379	(152)
Total comprehensive income	531	338	1,078	803
Less: Comprehensive income attributable to noncontrolling interests	—	127	—	157
Comprehensive income attributable to Ameriprise Financial	$531	$211	$1,078	$646
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,819	$2,357
Cash of consolidated investment entities	231	502
Investments	35,265	34,144
Investments of consolidated investment entities, at fair value	2,605	6,570
Separate account assets	80,230	80,349
Receivables	5,171	5,167
Receivables of consolidated investment entities (includes $19 and $70, respectively, at fair value)	19	107
Deferred acquisition costs	2,600	2,725
Restricted and segregated cash and investments	2,866	2,949
Other assets	10,877	8,384
Other assets of consolidated investment entities (includes $1 and $2,065, respectively, at fair value)	1	2,065
Total assets	$142,684	$145,319

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$31,242	$29,699
Separate account liabilities	80,230	80,349
Customer deposits	9,132	8,634
Short-term borrowings	200	200
Long-term debt	2,452	2,692
Debt of consolidated investment entities (includes $2,749 and $6,630, respectively, at fair value)	2,749	7,531
Accounts payable and accrued expenses	1,337	1,552
Accounts payable and accrued expenses of consolidated investment entities	—	54
Other liabilities	8,165	5,965
Other liabilities of consolidated investment entities (includes $88 and $221, respectively, at fair value)	88	238
Total liabilities	135,595	136,914
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 323,422,156 and 322,822,746, respectively)	3	3
Additional paid-in capital	7,659	7,611
Retained earnings	10,007	9,551
Appropriated retained earnings of consolidated investment entities	—	137
Treasury shares, at cost (161,179,934 and 151,789,486 shares, respectively)	(11,218)	(10,338)
Accumulated other comprehensive income, net of tax	638	253
Total Ameriprise Financial, Inc. shareholders’ equity	7,089	7,217
Noncontrolling interests	—	1,188
Total equity	7,089	8,405
Total liabilities and equity	$142,684	$145,319
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com- prehensive Income	Total Ameriprise Financial, Inc. Shareholders’ Equity	Non-controlling Interests	Total
	(in millions, except share data)
Balances at January 1, 2015	183,109,509	$3	$7,345	$8,469	$234	$(8,589)	$662	$8,124	$1,181	$9,305
Comprehensive income:
Net income	—	—	—	808	—	—	—	808	147	955
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(162)	(162)	10	(152)
Total comprehensive income								646	157	803
Net income reclassified to appropriated retained earnings	—	—	—	—	23	—	—	23	(23)	—
Dividends to shareholders	—	—	—	(234)	—	—	—	(234)	—	(234)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	135	135
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(329)	(329)
Repurchase of common shares	(6,975,657)	—	—	—	—	(905)	—	(905)	—	(905)
Share-based compensation plans	2,615,760	—	155	—	—	66	—	221	—	221
Balances at June 30, 2015	178,749,612	$3	$7,500	$9,043	$257	$(9,428)	$500	$7,875	$1,121	$8,996

Balances at January 1, 2016, previously reported	171,033,260	$3	$7,611	$9,551	$137	$(10,338)	$253	$7,217	$1,188	$8,405
Cumulative effect of change in accounting policies	—	—	—	1	(137)	—	6	(130)	(1,188)	(1,318)
Balances at January 1, 2016, as adjusted	171,033,260	3	7,611	9,552	—	(10,338)	259	7,087	—	7,087
Comprehensive income:
Net income	—	—	—	699	—	—	—	699	—	699
Other comprehensive income, net of tax	—	—	—	—	—	—	379	379	—	379
Total comprehensive income								1,078	—	1,078
Dividends to shareholders	—	—	—	(244)	—	—	—	(244)	—	(244)
Repurchase of common shares	(10,301,265)	—	—	—	—	(942)	—	(942)	—	(942)
Share-based compensation plans	1,510,227	—	48	—	—	62	—	110	—	110
Balances at June 30, 2016	162,242,222	$3	$7,659	$10,007	$—	$(11,218)	$638	$7,089	$—	$7,089
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in millions)
Cash Flows from Operating Activities
Net income	$699	$955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	127	123
Deferred income tax expense (benefit)	(54)	88
Share-based compensation	68	70
Net realized investment losses (gains)	6	(17)
Net trading gains	(4)	(4)
Loss from equity method investments	20	14
Other-than-temporary impairments and provision for loan losses	—	2
Net losses (gains) of consolidated investment entities	5	(125)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	83	123
Deferred acquisition costs	31	(3)
Other investments, net	(12)	53
Policyholder account balances, future policy benefits and claims, net	1,161	(183)
Derivatives, net of collateral	(660)	256
Receivables	(26)	(278)
Brokerage deposits	(69)	5
Accounts payable and accrued expenses	(196)	(144)
Cash held by consolidated investment entities	(76)	(79)
Investment properties of consolidated investment entities	—	61
Other operating assets and liabilities of consolidated investment entities, net	(10)	44
Other, net	252	571
Net cash provided by operating activities	1,345	1,532

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	314	56
Maturities, sinking fund payments and calls	2,384	2,499
Purchases	(3,110)	(2,338)
Proceeds from sales, maturities and repayments of mortgage loans	557	319
Funding of mortgage loans	(228)	(268)
Proceeds from sales and collections of other investments	85	111
Purchase of other investments	(86)	(142)
Purchase of investments by consolidated investment entities	(316)	(1,243)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	457	859
Purchase of land, buildings, equipment and software	(36)	(67)
Other, net	42	32
Net cash provided by (used in) investing activities	$63	$(182)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2016	2015
	(in millions)

Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$2,168	$1,375
Maturities, withdrawals and cash surrenders	(1,597)	(1,227)
Policyholder account balances:
Deposits and other additions	999	984
Net transfers from (to) separate accounts	83	(102)
Surrenders and other benefits	(989)	(1,566)
Cash paid for purchased options with deferred premiums	(163)	(216)
Cash received from purchased options with deferred premiums	33	8
Repayments of long-term debt	(251)	—
Dividends paid to shareholders	(239)	(229)
Repurchase of common shares	(901)	(826)
Exercise of stock options	4	11
Excess tax benefits from share-based compensation	5	54
Borrowings by consolidated investment entities	—	768
Repayments of debt by consolidated investment entities	(60)	(261)
Noncontrolling interests investments in subsidiaries	—	135
Distributions to noncontrolling interests	—	(329)
Net cash used in financing activities	(908)	(1,421)
Effect of exchange rate changes on cash	(38)	3
Net increase (decrease) in cash and cash equivalents	462	(68)
Cash and cash equivalents at beginning of period	2,357	2,638
Cash and cash equivalents at end of period	$2,819	$2,570

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$80	$95
Interest paid by consolidated investment entities	50	114
Income taxes paid, net	175	80
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	19	9
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Future Adoption of New Accounting Standards
Financial Instruments - Measurement of Credit Losses
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
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
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Subsequent related updates provide clarification on certain revenue recognition guidance in the new standard. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The Company's maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $10 million as of June 30, 2016. The Company classifies these investments as Available-for-Sale securities. See Note 4 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. Prior to adoption, the Company determined that consolidation was required for certain property funds as the Company was deemed to be a de facto agent of the third-party investors and required to consider their interest as its own. Subsequent to adoption, the Company deconsolidated all property funds. The Company is no longer required to consider the interest of the third-party investors as its own as the third-party investors are not under common control or a related party of the Company. As a result of excluding the interest of the third-party investors, the Company does not have significant economics and is not required to consolidate the property funds. See Note 2 for additional information on the adoption impact. The carrying value of the Company’s investment in property funds is reflected in other investments and was $30 million at June 30, 2016.
Hedge Funds and Private Equity Funds
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $27 million and $29 million at June 30, 2016 and December 31, 2015, respectively.
International Series Funds
The Company manages international series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other assets and was $28 million as of June 30, 2016.
Affordable Housing Partnerships
The Company has variable interests in certain affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value of the Company’s investment in affordable housing partnerships is reflected in other investments and was $514 million and $517 million at June 30, 2016 and December 31, 2015, respectively.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$56	$—	$56
Common stocks	1	16	1	18
Other investments	4	4	—	8
Syndicated loans	—	2,280	243	2,523
Total investments	5	2,356	244	2,605
Receivables	—	19	—	19
Other assets	—	—	1	1
Total assets at fair value	$5	$2,375	$245	$2,625
Liabilities
Debt (1)	$—	$2,749	$—	$2,749
Other liabilities	—	88	—	88
Total liabilities at fair value	$—	$2,837	$—	$2,837
(1) As the Company elected the measurement alternative effective January 1, 2016, the carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. See Note 2 and below for additional discussion on the measurement alternative. The estimated fair value of the CLOs’ debt was $2.7 billion at June 30, 2016.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance, April 1, 2016	$2	$300		$—
Total gains included in:
Net income	—	8	(1)	1	(2)
Purchases	—	35		—
Sales	—	(1)		—
Settlements	—	(15)		—
Transfers into Level 3	—	90		—
Transfers out of Level 3	(1)	(174)		—
Balance, June 30, 2016	$1	$243		$1

Changes in unrealized gains included in income relating to assets held at June 30, 2016	$—	$6	(1)	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, April 1, 2015	$11	$467		$1,889		$(5,933)
Total gains (losses) included in:
Net income	—	1	(1)	67	(2)	(23)	(1)
Other comprehensive loss	—	—		117		—
Purchases	—	119		4		—
Sales	—	(15)		(98)		—
Issues	—	—		—		(569)
Settlements	—	(42)		—		38
Transfers into Level 3	—	132		—		—
Transfers out of Level 3	—	(205)		—		—
Balance, June 30, 2015	$11	$457		$1,979		$(6,487)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2015	$—	$—		$58	(2)	$(23)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
Balance at January 1, 2016, previously reported	$3	$529		$2,065		$(6,630)
Cumulative effect of change in accounting policies (3)	(2)	(304)		(2,065)		6,630
Balance at January 1, 2016, as adjusted	1	225		—		—
Total gains (losses) included in:
Net income	—	(1)	(1)	1	(2)	—
Purchases	—	50		—		—
Sales	—	(1)		—		—
Settlements	—	(25)		—		—
Transfers into Level 3	2	229		—		—
Transfers out of Level 3	(2)	(234)		—		—
Balance, June 30, 2016	$1	$243		$1		$—

Changes in unrealized gains included in income relating to assets and liabilities held at June 30, 2016	$—	$3	(1)	$—		$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.
(3) The cumulative effect of change in accounting policies includes the adoption impact of ASU 2015-02 and ASU 2014-13 – Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”).

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance at January 1, 2015	$7		$484		$1,935		$(6,030)
Total gains (losses) included in:
Net income	(1)	(1)	—		98	(2)	29	(1)
Other comprehensive loss	—		—		7		—
Purchases	—		156		346		—
Sales	—		(18)		(407)		—
Issues	—		—		—		(569)
Settlements	—		(73)		—		83
Transfers into Level 3	5		387		—		—
Transfers out of Level 3	—		(479)		—		—
Balance, June 30, 2015	$11		$457		$1,979		$(6,487)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at June 30, 2015	$(1)	(1)	$(1)	(1)	$—		$29	(1)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities held by consolidated investment entities at December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Other assets (property funds)	$2,060	Discounted cash flow / market comparables	Equivalent yield	2.6%	–	11.5%	5.8%
			Expected rental value (per square foot)	$3	–	$159	$51
CLO debt	$6,630	Discounted cash flow	Annual default rate	2.5%
			Discount rate	2.0%	–	11.8%	3.4%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	62.9%
Level 3 measurements at December 31, 2015 not included in the table above and all Level 3 measurements at June 30, 2016 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
Other Assets
At December 31, 2015, other assets primarily consisted of properties held in consolidated property funds managed by Threadneedle and were classified as Level 3. The property funds were deconsolidated effective January 1, 2016 upon the adoption of ASU 2015-02.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The consolidated CLOs hold an immaterial amount of stock warrants recorded in other assets. Warrants are classified as Level 2 when the price is derived from observable market data. Warrants from an issuer whose securities are not priced in active markets are classified as Level 3.
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
Fair Value Option
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2016		December 31, 2015
	(in millions)
Syndicated loans
Unpaid principal balance	$2,682		$6,635
Excess unpaid principal over fair value	(159)		(368)
Fair value	$2,523		$6,267
Fair value of loans more than 90 days past due	$33		$24
Fair value of loans in nonaccrual status	33		24
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	79		72
Debt
Unpaid principal balance	$2,916		$7,063
Excess unpaid principal over carrying value	(167)		(433)
Carrying value	$2,749	(1)	$6,630
(1) As the Company elected the measurement alternative effective January 1, 2016, the carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. See Note 2 and above for additional discussion on the measurement alternative. The estimated fair value of the CLOs’ debt was $2.7 billion at June 30, 2016.
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
Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $1 million and $12 million for the three months ended June 30, 2016 and 2015, respectively.
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(5) million and $29 million for the six months ended June 30, 2016 and 2015, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value			Weighted Average Interest Rate
	June 30, 2016		December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
Debt of consolidated CLOs due 2019-2026	$2,749		$6,630	2.1%	1.6%
Floating rate revolving credit borrowings due 2017-2020	—	(1)	901	—	2.8
Total	$2,749		$7,531
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
4.  Investments
The following is a summary of Ameriprise Financial investments:

	June 30, 2016	December 31, 2015
	(in millions)
Available-for-Sale securities, at fair value	$30,158	$28,673
Mortgage loans, net	3,017	3,359
Policy and certificate loans	830	824
Other investments	1,260	1,288
Total	$35,265	$34,144
The following is a summary of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Investment income on fixed maturities	$343	$355	$686	$709
Net realized gains (losses)	5	5	(11)	15
Affordable housing partnerships	(11)	(10)	(18)	(18)
Other	5	19	(12)	42
Consolidated investment entities	30	54	58	159
Total	$372	$423	$703	$907

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

	June 30, 2016
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,061	$1,455	$(66)	$16,450	$4
Residential mortgage backed securities	6,442	148	(52)	6,538	(9)
Commercial mortgage backed securities	2,825	139	—	2,964	—
Asset backed securities	1,387	45	(13)	1,419	4
State and municipal obligations	2,180	315	(15)	2,480	—
U.S. government and agencies obligations	12	1	—	13	—
Foreign government bonds and obligations	257	26	(7)	276	—
Common stocks	8	10	—	18	5
Total	$28,172	$2,139	$(153)	$30,158	$4

	December 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,750	$894	$(296)	$16,348	$3
Residential mortgage backed securities	5,933	106	(66)	5,973	(12)
Commercial mortgage backed securities	2,400	70	(14)	2,456	—
Asset backed securities	1,273	34	(11)	1,296	—
State and municipal obligations	2,105	213	(28)	2,290	—
U.S. government and agencies obligations	66	2	—	68	—
Foreign government bonds and obligations	218	17	(11)	224	—
Common stocks	7	11	—	18	5
Total	$27,752	$1,347	$(426)	$28,673	$(4)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of June 30, 2016 and December 31, 2015, investment securities with a fair value of $863 million and $1.0 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $225 million and $478 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
At June 30, 2016 and December 31, 2015, fixed maturity securities comprised approximately 85% and 84%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2016 and December 31, 2015, the Company’s internal analysts rated $1.2 billion and $1.3 billion, respectively, of securities using criteria similar to those used by NRSROs.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

A summary of fixed maturity securities by rating was as follows:

	June 30, 2016			December 31, 2015
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$8,087	$8,360	28%	$7,147	$7,289	25%
AA	1,731	1,987	7	1,732	1,930	7
A	5,140	5,773	19	5,131	5,507	19
BBB	11,512	12,365	41	12,052	12,353	43
Below investment grade	1,694	1,655	5	1,683	1,576	6
Total fixed maturities	$28,164	$30,140	100%	$27,745	$28,655	100%
At June 30, 2016 and December 31, 2015, approximately 49% and 53%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	46	$454	$(14)	53	$568	$(52)	99	$1,022	$(66)
Residential mortgage backed securities	103	1,389	(13)	173	1,248	(39)	276	2,637	(52)
Asset backed securities	36	346	(9)	23	316	(4)	59	662	(13)
State and municipal obligations	5	17	—	6	126	(15)	11	143	(15)
Foreign government bonds and obligations	2	7	—	16	31	(7)	18	38	(7)
Total	192	$2,213	$(36)	271	$2,289	$(117)	463	$4,502	$(153)

Description of Securities	December 31, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	347	$5,150	$(220)	48	$454	$(76)	395	$5,604	$(296)
Residential mortgage backed securities	123	1,869	(16)	164	1,350	(50)	287	3,219	(66)
Commercial mortgage backed securities	58	695	(13)	4	49	(1)	62	744	(14)
Asset backed securities	50	455	(7)	14	254	(4)	64	709	(11)
State and municipal obligations	31	100	(1)	5	110	(27)	36	210	(28)
Foreign government bonds and obligations	9	39	(2)	15	27	(9)	24	66	(11)
Total	618	$8,308	$(259)	250	$2,244	$(167)	868	$10,552	$(426)
As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to a decrease in interest rates as well as a tightening of credit spreads.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Beginning balance	$81	$99	$85	$98
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—	1	—
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	—	1
Reductions for securities sold during the period (realized)	—	(14)	(5)	(14)
Ending balance	$81	$85	$81	$85
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Gross realized gains	$10	$6	$14	$23
Gross realized losses	(5)	(1)	(9)	(6)
Other-than-temporary impairments	—	—	(1)	(1)
Total	$5	$5	$4	$16
Other-than-temporary impairments for the six months ended June 30, 2016 primarily related to credit losses on asset backed securities. Other-than-temporary impairments for the six months ended June 30, 2015 primarily related to credit losses on non-agency residential mortgage backed securities.
See Note 13 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity at June 30, 2016 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$887	$897
Due after one year through five years	7,240	7,721
Due after five years through 10 years	4,812	5,076
Due after 10 years	4,571	5,525
	17,510	19,219
Residential mortgage backed securities	6,442	6,538
Commercial mortgage backed securities	2,825	2,964
Asset backed securities	1,387	1,419
Common stocks	8	18
Total	$28,172	$30,158
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
The following table presents a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2016	2015
	(in millions)
Beginning balance	$32	$35
Charge-offs	—	(2)
Provisions	(1)	1
Ending balance	$31	$34

Individually evaluated for impairment	$2	$6
Collectively evaluated for impairment	29	28
The recorded investment in financing receivables by impairment method was as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Individually evaluated for impairment	$21	$34
Collectively evaluated for impairment	3,550	3,910
Total	$3,571	$3,944
As of June 30, 2016 and December 31, 2015, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $16 million and $21 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the three months ended June 30, 2016 and 2015, the Company purchased $29 million and $28 million, respectively, and sold nil and $1 million, respectively, primarily of syndicated loans. During the six months ended June 30, 2016 and 2015, the Company purchased $43 million and $41 million, respectively, and sold $271 million and $7 million, respectively, of loans. The loans sold during the six months ended June 30, 2016 consisted of consumer loans, which were sold in the first quarter of 2016. See below for additional discussion on the sale of these loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $10 million as of both June 30, 2016 and December 31, 2015, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil and 1% of total commercial mortgage loans at June 30, 2016 and December 31, 2015, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
East North Central	$201	$211	7%	8%
East South Central	77	74	3	3
Middle Atlantic	207	210	8	8
Mountain	258	248	10	9
New England	109	123	4	4
Pacific	734	741	27	27
South Atlantic	773	782	28	28
West North Central	219	229	8	8
West South Central	135	137	5	5
	2,713	2,755	100%	100%
Less: allowance for loan losses	21	21
Total	$2,692	$2,734

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
Apartments	$503	$504	19%	18%
Hotel	34	35	1	1
Industrial	440	459	16	17
Mixed use	37	35	1	1
Office	513	541	19	20
Retail	972	984	36	36
Other	214	197	8	7
	2,713	2,755	100%	100%
Less: allowance for loan losses	21	21
Total	$2,692	$2,734
Syndicated Loans
The recorded investment in syndicated loans at June 30, 2016 and December 31, 2015 was $528 million and $553 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at June 30, 2016 and December 31, 2015 were $10 million and $6 million, respectively.
Consumer Loans
The recorded investment in consumer loans at June 30, 2016 and December 31, 2015 was $330 million and $636 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of June 30, 2016 and December 31, 2015, approximately 3% and 4%, respectively, of consumer loans had FICO scores below 640. As of June 30, 2016 and December 31, 2015, nil and approximately 2%, respectively, of the Company’s consumer loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 52% and 37% of the portfolio as of June 30, 2016 and December 31, 2015, respectively, and in Colorado and Washington representing 17% and 14%, respectively, of the portfolio as of June 30, 2016. No other state represents more than 10% of the total consumer loan portfolio.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On March 30, 2016, the Company sold $271 million of its consumer loans to a third party. The Company received cash proceeds of $260 million and recognized a loss of $11 million.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of June 30, 2016 and December 31, 2015. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2016 and 2015. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2016	2015
	(in millions)
Balance at January 1	$2,725	$2,608
Capitalization of acquisition costs	166	172
Amortization	(197)	(169)
Impact of change in net unrealized securities (gains) losses	(94)	47
Balance at June 30	$2,600	$2,658
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2016	2015
	(in millions)
Balance at January 1	$335	$362
Capitalization of sales inducement costs	2	2
Amortization	(22)	(25)
Impact of change in net unrealized securities (gains) losses	(14)	7
Balance at June 30	$301	$346

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Policyholder account balances
Fixed annuities	$10,889	$11,239
Variable annuity fixed sub-accounts	5,060	4,912
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,947	2,897
Indexed universal life (“IUL”) insurance	910	808
Other life insurance	775	794
Total policyholder account balances	20,581	20,650

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,156	1,057
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	44	—
Other annuity liabilities	120	31
Fixed annuities life contingent liabilities	1,499	1,501
Equity indexed annuities (“EIA”)	26	27
Life, disability income and long term care insurance	5,348	5,112
VUL/UL and other life insurance additional liabilities	527	452
Total future policy benefits	9,720	8,180
Policy claims and other policyholders’ funds	941	869
Total policyholder account balances, future policy benefits and claims	$31,242	$29,699
Separate account liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Variable annuity	$69,520	$69,333
VUL insurance	6,571	6,637
Other insurance	33	34
Threadneedle investment liabilities	4,106	4,345
Total	$80,230	$80,349

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	June 30, 2016				December 31, 2015
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$55,533	$53,623	$264	65	$54,716	$52,871	$297	65
Five/six-year reset	9,036	6,389	46	65	9,307	6,731	78	65
One-year ratchet	6,587	6,214	183	67	6,747	6,379	266	67
Five-year ratchet	1,581	1,522	12	64	1,613	1,556	20	63
Other	920	899	84	71	887	869	82	71
Total — GMDB	$73,657	$68,647	$589	65	$73,270	$68,406	$743	65

GGU death benefit	$1,050	$998	$109	68	$1,056	$1,004	$113	67

GMIB	$251	$232	$14	68	$270	$251	$17	68

GMWB:
GMWB	$2,891	$2,882	$2	69	$3,118	$3,109	$2	69
GMWB for life	38,476	38,351	409	66	37,301	37,179	330	66
Total — GMWB	$41,367	$41,233	$411	66	$40,419	$40,288	$332	66

GMAB	$3,779	$3,769	$26	58	$4,018	$4,006	$31	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2016		December 31, 2015
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,301	64	$6,601	63
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	1	—	(225)	(4)	45
Paid claims	(1)	—	—	—	(12)
Balance at June 30, 2015	$9	$7	$468	$(45)	$296

Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	3	—	1,099	45	44
Paid claims	(6)	—	—	(1)	(12)
Balance at June 30, 2016	$11	$8	$2,156	$44	$364
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2016	December 31, 2015
	(in millions)
Mutual funds:
Equity	$40,061	$39,806
Bond	23,659	23,700
Other	5,248	5,241
Total mutual funds	$68,968	$68,747
9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Junior subordinated notes due 2066	—	245	—	7.5
Capitalized lease obligations	55	60
Other(1)	47	37
Total long-term debt	2,452	2,692

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150	150	0.6	0.5
Repurchase agreements	50	50	0.7	0.5
Total short-term borrowings	200	200
Total	$2,652	$2,892
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt and unamortized discount and debt issuance costs. See Note 12 for information on the Company’s fair value hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Long-term Debt
The Company’s credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both June 30, 2016 and December 31, 2015.
During the three months ended March 31, 2016, the Company extinguished $16 million of its junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million. On June 1, 2016, the Company redeemed the remaining $229 million of its junior subordinated notes due 2066 at a redemption price equal to 100% of the principal balance of the notes plus accrued and compounded interest. The Company recognized an expense for the remaining unamortized debt issuance costs on the notes in the second quarter of 2016.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both June 30, 2016 and December 31, 2015, the Company has pledged $30 million of agency residential mortgage backed securities and $22 million of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than one month as of both June 30, 2016 and December 31, 2015. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $416 million and $290 million at June 30, 2016 and December 31, 2015, respectively. The remaining maturity of outstanding FHLB advances was less than four months and three months as of June 30, 2016 and December 31, 2015, respectively. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company has an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the underlying credit agreement for the facility, the Company may increase the amount of this facility up to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility at both June 30, 2016 and December 31, 2015 and outstanding letters of credit issued against this facility were $1 million as of June 30, 2016.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$70	$2,318	$—	$2,388
Available-for-Sale securities:
Corporate debt securities	—	15,100	1,350	16,450
Residential mortgage backed securities	—	6,385	153	6,538
Commercial mortgage backed securities	—	2,964	—	2,964
Asset backed securities	—	1,241	178	1,419
State and municipal obligations	—	2,480	—	2,480
U.S. government and agencies obligations	11	2	—	13
Foreign government bonds and obligations	—	276	—	276
Common stocks	4	9	—	13
Common stocks measured at NAV				5	(1)
Total Available-for-Sale securities	15	28,457	1,681	30,158
Trading securities	5	30	—	35
Separate account assets measured at NAV				80,230	(1)
Investments segregated for regulatory purposes	226	—	—	226
Other assets:
Interest rate derivative contracts	1	3,939	—	3,940
Equity derivative contracts	68	1,490	—	1,558
Foreign exchange derivative contracts	36	89	—	125
Other derivative contracts	—	6	2	8
Total other assets	105	5,524	2	5,631
Total assets at fair value	$421	$36,329	$1,683	$118,668

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	408	408
GMWB and GMAB embedded derivatives	—	—	1,965	1,965	(2)
Total policyholder account balances, future policy benefits and claims	—	5	2,373	2,378	(3)
Customer deposits	—	7	—	7
Other liabilities:
Interest rate derivative contracts	1	1,865	—	1,866
Equity derivative contracts	41	1,771	—	1,812
Credit derivative contracts	—	12	—	12
Foreign exchange derivative contracts	5	34	—	39
Other derivative contracts	2	96	—	98
Other	6	5	—	11
Total other liabilities	55	3,783	—	3,838
Total liabilities at fair value	$55	$3,795	$2,373	$6,223
(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.
(2) The fair value of the GMWB and GMAB embedded derivatives included $2.0 billion of individual contracts in a liability position and $51 million of individual contracts in an asset position.

(3)	The Company’s adjustment for nonperformance risk resulted in a $756 million cumulative decrease to the embedded derivatives.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$80	$1,918	$—	$1,998
Available-for-Sale securities:
Corporate debt securities	—	14,923	1,425	16,348
Residential mortgage backed securities	—	5,755	218	5,973
Commercial mortgage backed securities	—	2,453	3	2,456
Asset backed securities	—	1,134	162	1,296
State and municipal obligations	—	2,290	—	2,290
U.S. government and agencies obligations	33	35	—	68
Foreign government bonds and obligations	—	224	—	224
Common stocks	5	8	—	13
Common stocks measured at NAV	—	—	—	5	(1)
Total Available-for-Sale securities	38	26,822	1,808	28,673
Trading securities	6	18	—	24
Separate account assets measured at NAV				80,349	(1)
Investments segregated for regulatory purposes	401	—	—	401
Other assets:
Interest rate derivative contracts	—	1,940	—	1,940
Equity derivative contracts	92	1,495	—	1,587
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	2	54	—	56
Other derivative contracts	—	2	—	2
Total other assets at fair value and NAV	94	3,493	—	3,587
Total assets	$619	$32,251	$1,808	$115,032

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	364	364
GMWB and GMAB embedded derivatives	—	—	851	851	(2)
Total policyholder account balances, future policy benefits and claims	—	5	1,215	1,220	(3)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	—	969	—	969
Equity derivative contracts	47	1,946	—	1,993
Foreign exchange derivative contracts	2	16	—	18
Other derivative contracts	—	96	—	96
Other	1	12	—	13
Total other liabilities	50	3,039	—	3,089
Total liabilities at fair value	$50	$3,048	$1,215	$4,313

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2016	$1,411	$174	$10	$170	$1,765		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	—
Other comprehensive income	13	2	—	(3)	12		—
Purchases	14	—	—	15	29		2
Settlements	(87)	(23)	(1)	(1)	(112)		—
Transfers into Level 3	—	—	—	12	12		—
Transfers out of Level 3	—	—	(9)	(15)	(24)		—
Balance, June 30, 2016	$1,350	$153	$—	$178	$1,681		$2

Changes in unrealized gains (losses) relating to assets held at June 30, 2016 included in:
Net investment income	$—	$—	$—	$—	$—		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2016	$382		$1,515		$1,897
Total losses included in:
Net income	4	(1)	386	(2)	390
Issues	29		70		99
Settlements	(7)		(6)		(13)
Balance, June 30, 2016	$408		$1,965		$2,373

Changes in unrealized losses relating to liabilities held at June 30, 2016 included in:
Interest credited to fixed accounts	$4		$—		$4
Benefits, claims, losses and settlement expenses	—		405		405
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities							Trading Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, April 1, 2015	$1,526	$280	$20	$158	$2	$1,986		$1
Total losses included in:
Net income	(1)	—	—	—	—	(1)	(1)	—
Other comprehensive loss	(19)	—	—	—	—	(19)		—
Purchases	40	104	41	9	—	194		—
Settlements	(37)	(13)	(2)	(12)	—	(64)		—
Transfers out of Level 3	—	(92)	(15)	(20)	(2)	(129)		—
Balance, June 30, 2015	$1,509	$279	$44	$135	$—	$1,967		$1

Changes in unrealized losses relating to assets held at June 30, 2015 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives	GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2015	$270	$827		$1,097
Total gains included in:
Net income	—	(659)	(1)	(659)
Issues	26	64		90
Settlements	(4)	3		(1)
Balance, June 30, 2015	$292	$235		$527

Changes in unrealized gains relating to liabilities held at June 30, 2015 included in:
Benefits, claims, losses and settlement expenses	$—	$(651)		$(651)
(1) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,425	$218	$3	$162	$1,808		$—
Cumulative effect of change in accounting policies	—	—	—	21	21		—
Total gains (losses) included in:
Net income	(2)	—	—	(1)	(3)	(1)	—
Other comprehensive income	31	(1)	—	(6)	24		—
Purchases	14	—	9	16	39		2
Settlements	(118)	(39)	(3)	(1)	(161)		—
Transfers into Level 3	—	—	—	12	12		—
Transfers out of Level 3	—	(25)	(9)	(25)	(59)		—
Balance, June 30, 2016	$1,350	$153	$—	$178	$1,681		$2

Changes in unrealized losses relating to assets held at June 30, 2016 included in:
Net investment income	$(1)	$—	$—	$(1)	$(2)		$—

(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total (gains) losses included in:
Net income	(4)	(1)	988	(2)	984
Issues	61		138		199
Settlements	(13)		(12)		(25)
Balance, June 30, 2016	$408		$1,965		$2,373

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2016 included in:
Interest credited to fixed accounts	$(4)		$—		$(4)
Benefits, claims, losses and settlement expenses	—		1,021		1,021
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities							Trading Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2015	$1,518	$206	$91	$169	$2	$1,986		$1
Total losses included in:
Net income	(1)	—	—	—	—	(1)	(1)	—
Other comprehensive loss	(6)	—	—	—	—	(6)		—
Purchases	55	219	41	32	—	347		—
Settlements	(57)	(22)	(3)	(14)	—	(96)		—
Transfers into Level 3	—	—	6	—	—	6		—
Transfers out of Level 3	—	(124)	(91)	(52)	(2)	(269)		—
Balance, June 30, 2015	$1,509	$279	$44	$135	$—	$1,967		$1

Changes in unrealized losses relating to assets held at June 30, 2015 included in:
Net investment income	$(1)	$—	$—	$—	$—	$(1)		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total (gains) losses included in:
Net income	14	(1)	(379)	(2)	(365)
Issues	45		128		173
Settlements	(9)		7		(2)
Balance, June 30, 2015	$292		$235		$527

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2015 included in:
Interest credited to fixed accounts	$14		$—		$14
Benefits, claims, losses and settlement expenses	—		(373)		(373)
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $97 million and $(45) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended June 30, 2016 and 2015, respectively. The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $287 million and $(8) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the six months ended June 30, 2016 and 2015, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,346	Discounted cash flow	Yield/spread to U.S. Treasuries	0.5%	–	3.4%	1.6%
Other derivative contracts	$2	Option pricing model	Correlation (1)				0.9
Asset backed securities	$13	Discounted cash flow	Annual short-term default rate	4.8%
			Annual long-term default rate	2.5%
			Discount rate	16.0%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	62.8%
IUL embedded derivatives	$408	Discounted cash flow	Nonperformance risk (2)	88 bps
GMWB and GMAB embedded derivatives	$1,965	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	–	75.6%
			Surrender rate	0.0%	–	59.1%
			Market volatility (4)	5.6%	–	22.3%
			Nonperformance risk (2)	88 bps

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,411	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	–	3.8%	1.6%
IUL embedded derivatives	$364	Discounted cash flow	Nonperformance risk (2)	68 bps
GMWB and GMAB embedded derivatives	$851	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	–	75.6%
			Surrender rate	0.0%	–	59.1%
			Market volatility (4)	5.4%	–	21.5%
			Nonperformance risk (2)	68 bps

(1)	Represents the correlation between equity returns and interest rates used in the valuation of the derivative contract.

(2)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(3)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(4)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Significant increases (decreases) in the correlation used in the fair value measurement of Level 3 derivatives in isolation would result in a significantly (lower) higher fair value measurement.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at June 30, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,017	$—	$—	$3,178	$3,178
Policy and certificate loans	830	—	1	806	807
Receivables	1,511	150	1,363	3	1,516
Restricted and segregated cash	2,640	2,640	—	—	2,640
Other investments and assets	554	1	478	67	546

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,228	$—	$—	$12,349	$12,349
Investment certificate reserves	5,400	—	—	5,391	5,391
Brokerage customer deposits	3,733	3,733	—	—	3,733
Separate account liabilities measured at NAV	4,449				4,449	(1)
Debt and other liabilities	2,895	234	2,786	109	3,129

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,359	$—	$—	$3,372	$3,372
Policy and certificate loans	824	—	1	803	804
Receivables	1,471	148	1,322	3	1,473
Restricted and segregated cash	2,548	2,548	—	—	2,548
Other investments and assets	583	1	510	54	565

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,523	$—	$—	$12,424	$12,424
Investment certificate reserves	4,831	—	—	4,823	4,823
Brokerage customer deposits	3,802	3,802	—	—	3,802
Separate account liabilities measured at NAV	4,704				4,704	(1)
Debt and other liabilities	3,173	202	2,958	113	3,273

(1)	Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient. See Note 2 for further information.
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$4,441	$—	$4,441	$(2,546)	$(825)	$(1,026)	$44
OTC cleared	1,170	—	1,170	(968)	(201)	—	1
Exchange-traded	20	—	20	(14)	—	—	6
Total derivatives	5,631	—	5,631	(3,528)	(1,026)	(1,026)	51
Securities borrowed	150	—	150	(45)	—	(104)	1
Total	$5,781	$—	$5,781	$(3,573)	$(1,026)	$(1,130)	$52

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,129	$—	$3,129	$(2,331)	$(391)	$(320)	$87
OTC cleared	418	—	418	(314)	(102)	—	2
Exchange-traded	40	—	40	(3)	—	—	37
Total derivatives	3,587	—	3,587	(2,648)	(493)	(320)	126
Securities borrowed	148	—	148	(30)	—	(115)	3
Total	$3,735	$—	$3,735	$(2,678)	$(493)	$(435)	$129
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$2,746	$—	$2,746	$(2,546)	$—	$(166)	$34
OTC cleared	1,065	—	1,065	(968)	(91)	—	6
Exchange-traded	16	—	16	(14)	(1)	—	1
Total derivatives	3,827	—	3,827	(3,528)	(92)	(166)	41
Securities loaned	234	—	234	(45)	—	(183)	6
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,111	$—	$4,111	$(3,573)	$(92)	$(399)	$47

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$2,725	$—	$2,725	$(2,331)	$—	$(393)	$1
OTC cleared	345	—	345	(314)	(25)	—	6
Exchange-traded	6	—	6	(3)	(1)	—	2
Total derivatives	3,076	—	3,076	(2,648)	(26)	(393)	9
Securities loaned	203	—	203	(30)	—	(164)	9
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,329	$—	$3,329	$(2,678)	$(26)	$(607)	$18
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$66	$—	$675	$58	$—
Foreign exchange contracts	291	19	—	—	—	—
Total qualifying hedges	966	85	—	675	58	—

Derivatives not designated as hedging instruments
Interest rate contracts	74,431	3,874	1,866	63,798	1,882	969
Equity contracts	61,411	1,558	1,812	70,238	1,587	1,993
Credit contracts	861	—	12	600	2	—
Foreign exchange contracts	5,095	106	39	4,408	56	18
Other contracts	2,048	8	98	3,760	2	96
Total non-designated hedges	143,846	5,546	3,827	142,804	3,529	3,076

Embedded derivatives
GMWB and GMAB (4)	N/A	—	1,965	N/A	—	851
IUL	N/A	—	408	N/A	—	364
EIA	N/A	—	5	N/A	—	5
SMC	N/A	—	7	N/A	—	4
Total embedded derivatives	N/A	—	2,385	N/A	—	1,224
Total derivatives	$144,812	$5,631	$6,212	$143,479	$3,587	$4,300
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.6 billion and $1.6 billion at June 30, 2016 and December 31, 2015, respectively. See Note 11 for additional information related to master netting arrangements and cash collateral. See Note 3 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives at June 30, 2016 included $2.0 billion of individual contracts in a liability position and $51 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2015 included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.
At June 30, 2016 and December 31, 2015, investment securities with a fair value of $1.2 billion and $323 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $893 million and $193 million, respectively, may be sold, pledged or rehypothecated by the Company. At June 30, 2016 and December 31, 2015, the Company had $52 million and nil, respectively, of securities that were sold, pledged or rehypothecated. In addition, at June 30, 2016 and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2016
Interest rate contracts	$(20)	$—	$—	$—	$449	$—
Equity contracts	—	—	4	1	(96)	—
Credit contracts	—	—	—	—	(15)	—
Foreign exchange contracts	(2)	—	(1)	—	(19)	6
Other contracts	—	—	—	—	1	—
GMWB and GMAB embedded derivatives	—	—	—	—	(450)	—
IUL embedded derivatives	—	—	—	3	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(22)	$(1)	$3	$4	$(130)	$6

Six Months Ended June 30, 2016
Interest rate contracts	$(60)	$—	$—	$—	$1,204	$—
Equity contracts	—	(1)	2	(2)	(161)	1
Credit contracts	—	—	—	—	(31)	—
Foreign exchange contracts	(2)	—	2	—	(54)	12
Other contracts	—	—	—	—	(8)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(1,114)	—
IUL embedded derivatives	—	—	—	17	—	—
Total gain (loss)	$(62)	$(1)	$4	$15	$(164)	$13

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2015
Interest rate contracts	$(1)	$—	$—	$—	$(562)	$—
Equity contracts	—	—	(1)	(2)	(137)	—
Credit contracts	—	—	—	—	14	—
Foreign exchange contracts	—	—	1	—	(2)	—
Other contracts	—	—	—	—	(6)	—
GMWB and GMAB embedded derivatives	—	—	—	—	592	—
IUL embedded derivatives	—	—	—	4	—	—
Total gain (loss)	$(1)	$—	$—	$2	$(101)	$—

Six Months Ended June 30, 2015
Interest rate contracts	$(1)	$—	$—	$—	$(176)	$—
Equity contracts	(2)	1	6	(1)	(259)	1
Credit contracts	—	—	—	—	5	—
Foreign exchange contracts	—	—	(2)	—	(8)	—
Other contracts	—	—	—	—	(7)	—
GMWB and GMAB embedded derivatives	—	—	—	—	244	—
IUL embedded derivatives	—	—	—	(5)	—	—
Total gain (loss)	$(3)	$1	$4	$(6)	$(201)	$1
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
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2016 (1)	$163	$38
2017	276	77
2018	225	132
2019	268	131
2020	198	59
2021 - 2027	762	205
Total	$1,892	$642
(1) 2016 amounts represent the amounts payable and receivable for the period from July 1, 2016 to December 31, 2016.
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of futures, options, interest rate swaptions and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The Company’s macro hedge derivatives are included in Other contracts in the tables above.
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
For the three months and six months ended June 30, 2016 and 2015, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of June 30, 2016 that the Company expects to reclassify to earnings within the next twelve months is $4 million, which consists of $2 million of pretax gains to be recorded as a reduction to interest and debt expense and $6 million of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 20 years and relates to forecasted debt interest payments. See Note 13 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in millions)
Interest rate contracts	Interest and debt expense	$5	$8	$10	$16
Net Investment Hedges
During the second quarter of 2016, the Company entered into, and designated as net investment hedges in foreign operations, two forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For both the three months and six months ended June 30, 2016, the Company recognized a gain of $19 million in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At June 30, 2016 and December 31, 2015, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $185 million and $284 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2016 and December 31, 2015 was $156 million and $283 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at June 30, 2016 and December 31, 2015 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $29 million and $1 million, respectively.
13.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2016			2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$559	$(194)	$365	$(673)	$237	$(436)
Reclassification of net securities gains included in net income (2)	(5)	1	(4)	(5)	2	(3)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(222)	78	(144)	309	(108)	201
Net unrealized securities gains (losses)	332	(115)	217	(369)	131	(238)

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3) (4)	2	(1)	1	—	—	—
Net unrealized derivatives gains	2	(1)	1	—	—	—

Defined benefit plans:
Net loss arising during the period	9	(3)	6	—	—	—
Defined benefit plans	9	(3)	6	—	—	—

Foreign currency translation	(42)	14	(28)	55	(21)	34
Other comprehensive income (loss) attributable to Ameriprise Financial	301	(105)	196	(314)	110	(204)
Other comprehensive income attributable to noncontrolling interests	—	—	—	101	(35)	66
Total other comprehensive income (loss)	$301	$(105)	$196	$(213)	$75	$(138)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30,
	2016			2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$1,052	$(367)	$685	$(445)	$156	$(289)
Reclassification of net securities gains included in net income (2)	(4)	1	(3)	(16)	6	(10)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(419)	147	(272)	203	(71)	132
Net unrealized securities gains (losses)	629	(219)	410	(258)	91	(167)

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3) (4)	3	(1)	2	—	—	—
Net unrealized derivatives gains	3	(1)	2	—	—	—

Defined benefit plans:
Net loss arising during the period	9	(3)	6	—	—	—
Defined benefit plans	9	(3)	6	—	—	—

Foreign currency translation	(59)	20	(39)	7	(2)	5
Other comprehensive income (loss) attributable to Ameriprise Financial	582	(203)	379	(251)	89	(162)
Other comprehensive income attributable to noncontrolling interests	—	—	—	15	(5)	10
Total other comprehensive income (loss)	$582	$(203)	$379	$(236)	$84	$(152)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes $1 million pretax gain reclassified to interest and debt expense for both the three months ended June 30, 2016 and 2015, and a $2 million and $1 million pretax loss reclassified to net investment income for the three months ended June 30, 2016 and 2015, respectively.
(4) Includes $1 million and $2 million pretax gain reclassified to interest and debt expense for the six months ended June 30, 2016 and 2015, respectively, and a $3 million and $2 million pretax loss reclassified to net investment income for the six months ended June 30, 2016 and 2015, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Defined Benefit Plans	Foreign Currency Translation	Total
	(in millions)
Balance, April 1, 2016	$625		$2	$(91)	$(94)	$442
OCI before reclassifications	221		—	—	(28)	193
Amounts reclassified from AOCI	(4)		1	6	—	3
OCI attributable to Ameriprise Financial	217		1	6	(28)	196
Balance, June 30, 2016	$842	(1)	$3	$(85)	$(122)	$638

Balance, January 1, 2016	$426		$1	$(91)	$(83)	$253
Cumulative effect of change in accounting policies	6		—	—	—	6
Balance, January 1, 2016, as adjusted	432		1	(91)	(83)	259
OCI before reclassifications	413		—	—	(39)	374
Amounts reclassified from AOCI	(3)		2	6	—	5
OCI attributable to Ameriprise Financial	410		2	6	(39)	379
Balance, June 30, 2016	$842	(1)	$3	$(85)	$(122)	$638

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Defined Benefit Plans	Foreign Currency Translation	Total
	(in millions)
Balance, April 1, 2015	$857		$—	$(71)	$(82)	$704
OCI before reclassifications	(235)		—	—	34	(201)
Amounts reclassified from AOCI	(3)		—	—	—	(3)
OCI attributable to Ameriprise Financial	(238)		—	—	34	(204)
Balance, June 30, 2015	$619	(1)	$—	$(71)	$(48)	$500

Balance, January 1, 2015	$786		$—	$(71)	$(53)	$662
OCI before reclassifications	(157)		—	—	5	(152)
Amounts reclassified from AOCI	(10)		—	—	—	(10)
OCI attributable to Ameriprise Financial	(167)		—	—	5	(162)
Balance, June 30, 2015	$619	(1)	$—	$(71)	$(48)	$500
(1) Includes $1 million and $6 million and of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at June 30, 2016 and June 30, 2015, respectively.
For the six months ended June 30, 2016 and 2015, the Company repurchased a total of 9.8 million shares and 6.0 million shares, respectively, of its common stock for an aggregate cost of $895 million and $774 million, respectively. In April 2014, the Company's Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through April 28, 2016, which was exhausted in the three months ended March 31, 2016. In December 2015, the Company’s Board of Directors authorized additional expenditures of up to $2.5 billion of the Company’s common stock through December 31, 2017. As of June 30, 2016, the Company had $1.7 billion remaining under its share repurchase authorization.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

For both the six months ended June 30, 2016 and 2015, the Company reacquired 0.3 million shares of its common stock through the surrender of shares upon vesting and paid in the aggregate $29 million and $44 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2016 and 2015, the Company reacquired 0.2 million shares and 0.7 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $18 million and $87 million, respectively.
During the six months ended June 30, 2016 and 2015, the Company reissued 0.9 million and 1.0 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
14.  Income Taxes
The Company’s effective tax rate was 18.4% and 22.6% for the three months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rate was 21.0% and 22.6% for the six months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rates for the three months and six months ended June 30, 2016 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, and lower taxes on net income from foreign subsidiaries. The decrease in the effective tax rate for the three months and six months ended June 30, 2016 compared to the prior year periods was primarily due to a $17 million benefit in the second quarter of 2016 primarily related to the completion of tax audits from previous years.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $15 million, net of federal benefit, which will expire beginning December 31, 2016.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $11 million at both June 30, 2016 and December 31, 2015.
As of June 30, 2016 and December 31, 2015, the Company had $119 million and $161 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $50 million and $57 million, net of federal tax benefits, of unrecognized tax benefits at June 30, 2016 and December 31, 2015, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $60 million to $70 million in the next 12 months primarily due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net decrease of $44 million in interest and penalties for the three months and six months ended June 30, 2016, respectively. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three months and six months ended June 30, 2015, respectively. At June 30, 2016 and December 31, 2015, the Company had a payable of $7 million and $51 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both June 30, 2016 and December 31, 2015, the estimated liability was $13 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, FINRA, the OCC, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, exchange traded funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance and annuity claims; security of client information; trading activity; performance advertising; position reporting; and transaction monitoring systems and controls. The Company is also responding to regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Numerator:
Net income attributable to Ameriprise Financial	$335	415	$699	$808

Denominator:
Basic: Weighted-average common shares outstanding	168.3	183.8	170.4	185.1
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.8	2.6	1.8	2.6
Diluted: Weighted-average common shares outstanding	170.1	186.4	172.2	187.7

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$1.99	$2.26	$4.10	$4.37
Diluted	$1.97	$2.23	$4.06	$4.30
The calculation of diluted earnings per share excludes the incremental effect of 4.9 million and 1.6 million options as of June 30, 2016 and 2015, respectively, due to their anti-dilutive effect.

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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2016	December 31, 2015
	(in millions)
Advice & Wealth Management	$11,738	$11,338
Asset Management	8,318	7,931
Annuities	96,009	94,002
Protection	22,026	20,755
Corporate & Other	4,593	11,293
Total assets	$142,684	$145,319

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,250	$1,274	$2,448	$2,502
Asset Management	739	832	1,463	1,639
Annuities	619	651	1,215	1,282
Protection	604	600	1,212	1,190
Corporate & Other	(7)	(2)	(5)	(8)
Eliminations (1)(2)	(349)	(372)	(689)	(724)
Total segment operating revenues	2,856	2,983	5,644	5,881
Net realized gains (losses)	5	5	(11)	15
Revenues attributable to CIEs	26	141	50	290
Market impact on IUL benefits, net	3	—	12	(4)
Market impact of hedges on investments	(19)	(1)	(59)	(1)
Total net revenues per consolidated statements of operations (3)(4)	$2,871	$3,128	$5,636	$6,181
(1) Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2016 and 2015 in each segment as follows: Advice & Wealth Management ($244 million and $264 million, respectively); Asset Management ($10 million and $11 million, respectively); Annuities ($83 million and $86 million, respectively); Protection ($11 million and $11 million, respectively); and Corporate & Other ($1 million and nil, respectively).
(2) Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2016 and 2015 in each segment as follows: Advice & Wealth Management ($483 million and $511 million, respectively); Asset Management ($21 million and $22 million, respectively); Annuities ($162 million and $170 million, respectively); Protection ($22 million and $21 million, respectively); and Corporate & Other ($1 million and nil, respectively).
(3) Includes foreign net revenues of $166 million and $293 million for the three months ended June 30, 2016 and 2015, respectively.
(4) Includes foreign net revenues of $338 million and $526 million for the six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating earnings:
Advice & Wealth Management	$221	$220	$426	$430
Asset Management	148	197	297	388
Annuities	146	150	270	322
Protection	37	72	106	123
Corporate & Other	(76)	(57)	(126)	(119)
Total segment operating earnings	476	582	973	1,144
Net realized gains (losses)	5	5	(11)	15
Net income (loss) attributable to CIEs	1	61	(1)	147
Market impact on variable annuity guaranteed benefits, net	(58)	(36)	(41)	(70)
Market impact on IUL benefits, net	5	5	24	(1)
Market impact of hedges on investments	(19)	(1)	(59)	(1)
Integration and restructuring charges	—	(1)	—	(1)
Pretax income per consolidated statements of operations	$410	$615	$885	$1,233

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with $777 billion in assets under management and administration as of June 30, 2016.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in our 2015 10-K, “Item 1A. Risk Factors” in our Form 10-Q for the quarterly period ended March 31, 2016 filed with the SEC on May 5, 2016, this Form 10-Q and other factors as discussed herein.
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
We consolidate certain variable interest entities for which we provide asset management services. These entities are defined as consolidated investment entities (“CIEs”). While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. For further information on CIEs, see Note 3 to our Consolidated Financial Statements. Effective January 1, 2016, we adopted ASU 2015-02 - Consolidation: Amendments to the Consolidation Analysis and deconsolidated several collateralized loan obligations (“CLOs”) and all previously consolidated property funds. See Note 2 to our Consolidated Financial Statements for the adoption impact. Effective January 1, 2016, we no longer have net income (loss) attributable to noncontrolling interests primarily due to the deconsolidation of property funds. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the fair value of assets and liabilities related to the CIEs, primarily syndicated loans and debt, are reflected in net investment income. We continue to include the fees from these entities in the management and financial advice fees line within our Asset Management segment. Effective January 1, 2016, we adopted ASU 2014-13 - Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity and elected the measurement alternative. As a result, the carrying value of the CIE debt is set equal to the fair value of the CIE assets; therefore the changes in the fair value of assets and liabilities related to CIEs is nil. The CIE debt held by Ameriprise Financial is eliminated in consolidation. See Note 2 and Note 10 to our Consolidated Financial Statements for additional information.

AMERIPRISE FINANCIAL, INC.

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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Total net revenues	$2,871	$3,128	$5,636	$6,181
Less: Revenue attributable to CIEs	26	141	50	290
Less: Net realized gains (losses)	5	5	(11)	15
Less: Market impact on indexed universal life benefits	3	—	12	(4)
Less: Market impact of hedges on investments	(19)	(1)	(59)	(1)
Operating total net revenues	$2,856	$2,983	$5,644	$5,881

	Three Months Ended June 30,		Per Diluted Share
			Three Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net income attributable to Ameriprise Financial	$335	$415	$1.97	$2.23
Add: Integration/restructuring charges (1)	—	1	—	0.01
Add: Market impact on variable annuity guaranteed benefits (1)	58	36	0.34	0.19
Add: Market impact on indexed universal life benefits (1)	(5)	(5)	(0.03)	(0.03)
Add: Market impact of hedges on investments (1)	19	1	0.11	0.01
Less: Net realized gains (1)	5	5	0.03	0.03
Tax effect of adjustments (2)	(23)	(9)	(0.13)	(0.05)
Operating earnings	$379	$434	$2.23	$2.33

Weighted average common shares outstanding:
Basic	168.3	183.8
Diluted	170.1	186.4
(1) Pretax operating adjustments.
(2) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

	Six Months Ended June 30,		Per Diluted Share
			Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net income attributable to Ameriprise Financial	$699	$808	$4.06	$4.30
Less: Net loss attributable to CIEs	(1)	—	(0.01)	—
Add: Integration/restructuring charges (1)	—	1	—	0.01
Add: Market impact on variable annuity guaranteed benefits (1)	41	70	0.24	0.37
Add: Market impact on indexed universal life benefits (1)	(24)	1	(0.14)	0.01
Add: Market impact of hedges on investments (1)	59	1	0.34	0.01
Less: Net realized gains (losses) (1)	(11)	15	(0.06)	0.08
Tax effect of adjustments (2)	(30)	(20)	(0.17)	(0.11)
Operating earnings	$757	$846	$4.40	$4.51

Weighted average common shares outstanding:
Basic	170.4	185.1
Diluted	172.2	187.7
(1) Pretax operating adjustments.
(2) Calculated using the statutory tax rate of 35%.
The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended June 30,
	2016	2015
	(in millions)
Net income attributable to Ameriprise Financial	$1,453	$1,653
Less: Loss from discontinued operations, net of tax	—	(1)
Net income from continuing operations attributable to Ameriprise Financial	1,453	1,654
Less: Adjustments (1)	(174)	(39)
Operating earnings	$1,627	$1,693

Total Ameriprise Financial, Inc. shareholders’ equity	$7,381	$8,176
Less: Accumulated other comprehensive income, net of tax	459	706
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	6,922	7,470
Less: Equity impacts attributable to CIEs	114	280
Operating equity	$6,808	$7,190

Return on equity from continuing operations, excluding AOCI	21.0%	22.1%
Operating return on equity, excluding AOCI (2)	23.9%	23.5%
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

AMERIPRISE FINANCIAL, INC.

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
The following table presents detail regarding our AUM and AUA:

	June 30,
	2016	2015	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$188.6	$181.1	$7.5	4%
Asset Management AUM	459.6	503.1	(43.5)	(9)
Corporate & Other AUM	0.4	0.7	(0.3)	(43)
Eliminations	(24.1)	(23.2)	(0.9)	(4)
Total Assets Under Management	624.5	661.7	(37.2)	(6)
Total Assets Under Administration	152.1	149.4	2.7	2
Total AUM and AUA	$776.6	$811.1	$(34.5)	(4)%
Total AUM decreased $37.2 billion, or 6%, to $624.5 billion as of June 30, 2016 compared to $661.7 billion as of June 30, 2015 reflecting a $43.5 billion decrease in Asset Management AUM driven by equity market depreciation, net outflows and the negative impact of foreign currency translation, and a $7.5 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows, partially offset by equity market depreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended June 30, 2016 and 2015
The following table presents our consolidated results of operations:

	Three Months Ended June 30,
	2016	2015	Change
	(in millions)
Revenues
Management and financial advice fees	$1,439	$1,518	$(79)	(5)%
Distribution fees	448	472	(24)	(5)
Net investment income	372	423	(51)	(12)
Premiums	372	368	4	1
Other revenues	248	354	(106)	(30)
Total revenues	2,879	3,135	(256)	(8)
Banking and deposit interest expense	8	7	1	14
Total net revenues	2,871	3,128	(257)	(8)
Expenses
Distribution expenses	803	835	(32)	(4)
Interest credited to fixed accounts	158	160	(2)	(1)
Benefits, claims, losses and settlement expenses	597	543	54	10
Amortization of deferred acquisition costs	87	94	(7)	(7)
Interest and debt expense	53	89	(36)	(40)
General and administrative expense	763	792	(29)	(4)
Total expenses	2,461	2,513	(52)	(2)
Pretax income	410	615	(205)	(33)
Income tax provision	75	139	(64)	(46)
Net income	335	476	(141)	(30)
Less: Net income attributable to noncontrolling interests	—	61	(61)	NM
Net income attributable to Ameriprise Financial	$335	$415	$(80)	(19)%
NM Not Meaningful.
Overall
Pretax income decreased $205 million, or 33%, to $410 million for the three months ended June 30, 2016 compared to $615 million for the prior year period primarily due to a $61 million decrease in net income from CIEs, an $18 million unfavorable change in the market impact of hedges on investments, a $23 million expense from the resolution of a legacy legal matter related to the hedge fund business, asset management net outflows, equity market depreciation, lower transactional volume, higher incurred losses on current accident year auto business, the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and an $18 million long term care (“LTC”) reserve release in the prior year period, partially offset by lower catastrophe losses.
Net income from CIEs was nil for the three months ended June 30, 2016 compared to $61 million for the prior year period primarily reflecting the deconsolidation of CIEs effective January 1, 2016. As we elected the measurement alternative for the remaining consolidated CLOs as of January 1, 2016, the carrying value of the CIE debt is set equal to the fair value of the CIE assets and therefore the changes in the fair value of assets and liabilities related to CIEs is nil for the three months ended June 30, 2016.
Results for the three months ended June 30, 2016 included $16 million of management fees we earned for services provided to deconsolidated CIEs. These fees were eliminated on a consolidated basis in the prior year period. See Note 2 and Note 3 to our Consolidated Financial Statements for additional information on CIEs.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $58 million for the three months ended June 30, 2016 compared to an expense of $36 million for the prior year period.
Net Revenues
Net revenues decreased $257 million, or 8%, to $2.9 billion for the three months ended June 30, 2016 compared to $3.1 billion for the prior year period primarily due to decreases in management and financial advice fees and distribution fees and the CIE

AMERIPRISE FINANCIAL, INC.

deconsolidation. Net revenues for the three months ended June 30, 2016 included $26 million of CIE revenues compared to $141 million for the prior year period primarily reflecting the CIE deconsolidation.
Management and financial advice fees decreased $79 million, or 5%, to $1.4 billion for the three months ended June 30, 2016 compared to $1.5 billion for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM, as well as an $18 million decrease in performance fees. Average AUM decreased $40.1 billion, or 6%, compared to the prior year period due to asset management net outflows, equity market depreciation and the negative impact of foreign currency translation, partially offset by wrap account net inflows. See our discussion on the changes in AUM in our segment results of operations section. Management and financial advice fees for the three months ended June 30, 2016 included $16 million of fees we earned for services provided to CLOs and property funds that were deconsolidated effective January 1, 2016. These fees were eliminated on a consolidated basis in the prior year period.
Distribution fees decreased $24 million, or 5%, to $448 million for the three months ended June 30, 2016 compared to $472 million for the prior year period primarily due to lower client activity and equity market depreciation, partially offset by higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income decreased $51 million, or 12%, to $372 million for the three months ended June 30, 2016 compared to $423 million for the prior year period primarily due to a $24 million decrease in CIE net investment income, an $18 million increase in loss related to the market impact of hedges on investments and a $12 million decrease in investment income on fixed maturities. Net investment income for the three months ended June 30, 2016 included $30 million CIE net investment income compared to $54 million for the prior year period primarily reflecting the CIE deconsolidation.
Other revenues decreased $106 million, or 30%, to $248 million for the three months ended June 30, 2016 compared to $354 million for the prior year period primarily due to a $102 million decrease in CIE other revenues reflecting the CIE deconsolidation.
Expenses
Total expenses decreased $52 million, or 2%, to $2.5 billion for the three months ended June 30, 2016 compared to the prior year period due to a decrease in distribution expenses and the CIE deconsolidation, partially offset by an increase in benefits, claims, losses and settlement expenses. Expenses for the three months ended June 30, 2016 included $25 million of CIE expenses compared to $80 million for the prior year period primarily reflecting the CIE deconsolidation.
Distribution expenses decreased $32 million, or 4%, to $803 million for the three months ended June 30, 2016 compared to $835 million for the prior year period driven by lower advisor compensation due to equity market depreciation and lower client activity. See our discussion on the changes in AUM in our segment results of operations section below.
Benefits, claims, losses and settlement expenses increased $54 million, or 10%, to $597 million for the three months ended June 30, 2016 compared to $543 million for the prior year period primarily reflecting the following items:

•
An $11 million increase related to our auto and home business primarily reflecting higher incurred losses on current accident year auto business, partially offset by lower catastrophe losses. Catastrophe losses were $37 million for the three months ended June 30, 2016 compared to $48 million for the prior year period.

•	An $18 million LTC reserve release in the prior year period.

•
A $6 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
A $179 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $115 million for the three months ended June 30, 2016 compared to an unfavorable impact of $64 million for the prior year period.

•
A $199 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $1.2 billion change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $1.0 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $2 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense in the second quarter of 2016 compared to a benefit in the prior year period.

•
Market volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense in the second quarter of 2016 compared to a benefit in the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

Interest and debt expense decreased $36 million, or 40%, to $53 million for the three months ended June 30, 2016 compared to $89 million for the prior year period primarily due to a $35 million decrease in CIE interest and debt expense reflecting the CIE deconsolidation.
General and administrative expenses decreased $29 million, or 4%, to $763 million for the three months ended June 30, 2016 compared to $792 million for the prior year period primarily due a $20 million decrease in CIE expenses reflecting the CIE deconsolidation, an $8 million decrease in compensation related to lower performance fees, lower investment spending and lower performance-based compensation expense, partially offset by $7 million of incremental expense related to the planning and implementation of the new Department of Labor fiduciary standard and $23 million of expense in the second quarter of 2016 from the resolution of a legacy legal matter related to the hedge fund business.
Income Taxes
Our effective tax rate was 18.4% for the three months ended June 30, 2016 compared to 22.6% for the prior year period. The effective tax rate for the three months ended June 30, 2016 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, and lower taxes on net income from foreign subsidiaries. The decrease in the effective tax rate for the three months ended June 30, 2016 compared to the prior year period was primarily due to a $17 million benefit in the second quarter of 2016 primarily related to the completion of tax audits from previous years.
Results of Operations by Segment for the Three Months Ended June 30, 2016 and 2015
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2016	2015
	(in millions)
Advice & Wealth Management
Net revenues	$1,250	$1,274
Expenses	1,029	1,054
Operating earnings	$221	$220
Asset Management
Net revenues	$739	$832
Expenses	591	635
Operating earnings	$148	$197
Annuities
Net revenues	$619	$651
Expenses	473	501
Operating earnings	$146	$150
Protection
Net revenues	$604	$600
Expenses	567	528
Operating earnings	$37	$72
Corporate & Other
Net revenues	$(7)	$(2)
Expenses	69	55
Operating loss	$(76)	$(57)

AMERIPRISE FINANCIAL, INC.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2016	2015
	(in billions)
Beginning balance	$183.4	$180.0
Net flows	2.3	3.3
Market appreciation (depreciation) and other	4.0	(1.4)
Ending balance	$189.7	$181.9

Advisory wrap account assets ending balance (1)	$187.9	$180.5
Average advisory wrap account assets (2)	$184.9	$180.7

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $6.3 billion, or 3%, during the three months ended June 30, 2016 due to net inflows of $2.3 billion and market appreciation and other of $4.0 billion. Net flows decreased $1.0 billion, or 30%, compared to the prior year period. Average advisory wrap account assets increased $4.2 billion, or 2%, compared to the prior year period reflecting net inflows, partially offset by equity market depreciation.
The following table presents the changes in wrap account assets for the twelve months ended June 30:

	2016	2015
	(in billions)
Beginning balance	$181.9	$167.8
Net flows	9.2	13.0
Market appreciation (depreciation) and other	(1.4)	1.1
Ending balance	$189.7	$181.9
Wrap account assets increased $7.8 billion, or 4%, from the prior year period primarily due to net inflows, partially offset by equity market depreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$669	$666	$3	—%
Distribution fees	524	561	(37)	(7)
Net investment income	47	35	12	34
Other revenues	18	19	(1)	(5)
Total revenues	1,258	1,281	(23)	(2)
Banking and deposit interest expense	8	7	1	14
Total net revenues	1,250	1,274	(24)	(2)
Expenses
Distribution expenses	762	783	(21)	(3)
Interest and debt expense	2	2	—	—
General and administrative expense	265	269	(4)	(1)
Total expenses	1,029	1,054	(25)	(2)
Operating earnings	$221	$220	$1	—%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, were essentially flat compared to the prior year period reflecting wrap account net inflows and higher earnings on brokerage cash and

AMERIPRISE FINANCIAL, INC.

certificates, offset by lower client activity and equity market depreciation. Pretax operating margin was 17.7% for the three months ended June 30, 2016 compared to 17.3% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues decreased $24 million, or 2%, to $1.3 billion for the three months ended June 30, 2016 compared to the prior year period due to lower distribution fees, partially offset by higher net investment income. Operating net revenue per branded advisor decreased to $128,000 for the three months ended June 30, 2016, down 2%, from $131,000 for the prior year period reflecting lower transactional client activity. Total branded advisors were 9,758 at June 30, 2016 compared to 9,721 at June 30, 2015.
Management and financial fees increased $3 million to $669 million for the three months ended June 30, 2016 compared to $666 million for the prior year period primarily due to wrap account net inflows, partially offset by equity market depreciation.
Distribution fees decreased $37 million, or 7%, to $524 million for the three months ended June 30, 2016 compared to $561 million for the prior year period primarily due to lower client activity and equity market depreciation, partially offset by higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income increased $12 million, or 34%, to $47 million for the three months ended June 30, 2016 compared to $35 million for the prior year period primarily due to an increase in invested balances driven by certificate net inflows and higher investment yields.
Expenses
Total expenses decreased $25 million, or 2%, to $1.0 billion for the three months ended June 30, 2016 compared to $1.1 billion for the prior year period primarily due to a $21 million decrease in distribution expenses reflecting lower advisor compensation due to equity market depreciation and lower client activity.
Asset Management
Fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia and certain other subsidiaries performing services for the Funds for the purpose of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of nil and $2 million for the three months ended June 30, 2016 and 2015, respectively.
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of June 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2016	2015
Domestic Equity	Equal weighted	1 year	56%	59%
		3 year	71%	65%
		5 year	59%	65%
	Asset weighted	1 year	65%	64%
		3 year	84%	68%
		5 year	73%	74%

International Equity	Equal weighted	1 year	55%	77%
		3 year	60%	77%
		5 year	61%	70%
	Asset weighted	1 year	36%	48%
		3 year	36%	47%
		5 year	42%	45%

Taxable Fixed Income	Equal weighted	1 year	58%	58%
		3 year	59%	65%
		5 year	82%	71%
	Asset weighted	1 year	61%	69%
		3 year	65%	85%
		5 year	87%	86%

AMERIPRISE FINANCIAL, INC.

Tax Exempt Fixed Income	Equal weighted	1 year	89%	94%
		3 year	100%	100%
		5 year	94%	100%
	Asset weighted	1 year	92%	99%
		3 year	100%	100%
		5 year	87%	100%

Asset Allocation Funds	Equal weighted	1 year	77%	80%
		3 year	100%	56%
		5 year	88%	88%
	Asset weighted	1 year	97%	96%
		3 year	100%	62%
		5 year	98%	97%

Number of funds with 4 or 5 Morningstar star ratings	Overall	51	53
	3 year	55	51
	5 year	45	48

Percent of funds with 4 or 5 Morningstar star ratings	Overall	53%	52%
	3 year	57%	50%
	5 year	49%	51%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	66%	58%
	3 year	74%	48%
	5 year	64%	55%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2016	2015
Equity	Equal weighted	1 year	60%	71%
		3 year	67%	72%
		5 year	79%	81%
	Asset weighted	1 year	66%	63%
		3 year	68%	58%
		5 year	91%	86%

AMERIPRISE FINANCIAL, INC.

Fixed Income	Equal weighted	1 year	42%	52%
		3 year	55%	64%
		5 year	62%	70%
	Asset weighted	1 year	57%	50%
		3 year	80%	39%
		5 year	62%	52%

Allocation (Managed) Funds	Equal weighted	1 year	100%	63%
		3 year	100%	67%
		5 year	100%	83%
	Asset weighted	1 year	100%	75%
		3 year	100%	55%
		5 year	100%	93%
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
The following table presents global managed assets by type:

	June 30,		Change		Average(1)		Change
					Three Months Ended June 30,
	2016	2015			2016	2015
	(in billions)
Equity	$241.0	$277.0	$(36.0)	(13)%	$245.0	$280.6	$(35.6)	(13)%
Fixed income	179.8	188.6	(8.8)	(5)	179.6	190.6	(11.0)	(6)
Money market	7.3	7.0	0.3	4	7.2	6.9	0.3	4
Alternative	7.2	7.9	(0.7)	(9)	7.7	7.8	(0.1)	(1)
Hybrid and other	24.3	22.6	1.7	8	24.6	21.7	2.9	13
Total managed assets	$459.6	$503.1	$(43.5)	(9)%	$464.1	$507.6	$(43.5)	(9)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in global managed assets:

	Three Months Ended June 30,
	2016	2015
	(in billions)
Global Retail Funds
Beginning assets	$259.8	$283.2
Inflows	13.5	14.1
Outflows	(15.9)	(17.5)
Net VP/VIT fund flows	(0.5)	(0.2)
Net new flows	(2.9)	(3.6)
Reinvested dividends	2.7	3.6
Net flows	(0.2)	—
Distributions	(3.1)	(4.3)
Market appreciation (depreciation) and other (1)	5.6	(1.5)
Foreign currency translation (2)	(2.9)	2.8
Total ending assets	259.2	280.2
Global Institutional
Beginning assets	204.3	223.1
Inflows	6.0	7.7
Outflows	(10.5)	(9.7)
Net flows	(4.5)	(2.0)
Market appreciation (depreciation) and other (3)	6.6	(4.5)
Foreign currency translation (2)	(6.0)	6.3
Total ending assets	200.4	222.9
Total managed assets	$459.6	$503.1
Total net flows	$(4.7)	$(2.0)
Former Parent Company Related (4)
Retail net new flows	$(0.3)	$(0.4)
Institutional net new flows	(2.0)	(3.6)
Total net new flows	$(2.3)	$(4.0)
(1) Other for Q2 2015 includes $(0.5) billion related to the sale of the Multi-Manager business.
(2) Amounts represent British Pound to US dollar conversion.
(3) Includes $0.7 billion and $(1.1) billion for the total change in Affiliated General Account Assets during the three months ended June 30, 2016 and 2015, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
On June 23, 2016, the United Kingdom (UK) held a referendum on membership of the European Union (EU) and the British public voted to leave the EU, which caused volatility in capital and currency markets. The full impact of the UK referendum result remains uncertain. This uncertainty, which is expected to last for a lengthy period of time, has had and may continue to have a negative impact on our UK and European net flows and foreign currency translation resulting from the weakening of the British Pound.
Total segment AUM decreased $4.5 billion, or 1%, during the three months ended June 30, 2016 driven by net outflows and a negative impact of foreign currency translation related to the UK referendum result, partially offset by market appreciation and other. Total segment AUM net outflows were $4.7 billion for the three months ended June 30, 2016, which included $2.3 billion of outflows of former parent-related assets. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Global retail funds decreased $0.6 billion during the three months ended June 30, 2016 due to net outflows, distributions and a negative impact of foreign currency translation, partially offset by market appreciation and other. Global retail net outflows of $0.2 billion during the three months ended June 30, 2016 primarily included $0.7 billion of outflows from the Columbia Acorn® Fund, $0.5 billion of outflows of our variable product funds underlying insurance and annuity separate accounts, $0.3 billion of outflows from former parent-related assets and UK and European net outflows of $0.7 billion reflecting the uncertainty related to the UK’s

AMERIPRISE FINANCIAL, INC.

decision to leave the EU, offset by normal seasonal increases in reinvested dividends. Global institutional AUM decreased $3.9 billion, or 2%, during the three months ended June 30, 2016 due to net outflows of $4.5 billion and a $6.0 billion negative impact of foreign currency translation, partially offset by market appreciation and other. Global institutional net outflows included $0.5 billion of outflows related to a CLO unwind and $2.0 billion of outflows of former parent-related assets, of which $0.8 billion was driven by changes made to individually managed accounts by a former affiliated distribution partner.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$612	$696	$(84)	(12)%
Distribution fees	121	128	(7)	(5)
Net investment income	5	4	1	25
Other revenues	1	4	(3)	(75)
Total revenues	739	832	(93)	(11)
Banking and deposit interest expense	—	—	—	—
Total net revenues	739	832	(93)	(11)
Expenses
Distribution expenses	254	278	(24)	(9)
Amortization of deferred acquisition costs	5	5	—	—
Interest and debt expense	5	7	(2)	(29)
General and administrative expense	327	345	(18)	(5)
Total expenses	591	635	(44)	(7)
Operating earnings	$148	$197	$(49)	(25)%
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $49 million, or 25%, to $148 million for the three months ended June 30, 2016 compared to $197 million for the prior year period primarily due to net outflows, equity market depreciation, a $9 million expense from the resolution of a legacy legal matter related to the hedge fund business, and a $10 million decrease in net performance fees, partially offset by continued expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $93 million, or 11%, to $739 million for the three months ended June 30, 2016 compared to $832 million for the prior year period primarily due to a decrease in management and financial advice fees.
Management and financial advice fees decreased $84 million, or 12%, to $612 million for the three months ended June 30, 2016 compared to $696 million for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM and an $18 million decrease in performance fees. Average AUM decreased $43.5 billion, or 9%, compared to the prior year period due to net outflows, equity market depreciation and the negative impact of foreign currency translation. Our average weighted equity index, which is a proxy for equity movements on AUM, decreased 5% to 1,516 for the three months ended June 30, 2016 compared to 1,591 for the prior year period.
Expenses
Total expenses decreased $44 million, or 7%, to $591 million for the three months ended June 30, 2016 compared to $635 million for the prior year period due to a $24 million decrease in distribution expenses from lower retail fund assets and a decrease in general and administrative expense.
General and administrative expense decreased $18 million, or 5%, to $327 million for the three months ended June 30, 2016 compared to $345 million for the prior year period primarily due to an $8 million decrease in compensation related to lower performance fees and lower investment spending, partially offset by a $9 million expense from the resolution of a legacy legal matter related to the hedge fund business.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$184	$192	$(8)	(4)%
Distribution fees	88	94	(6)	(6)
Net investment income	189	218	(29)	(13)
Premiums	32	30	2	7
Other revenues	126	117	9	8
Total revenues	619	651	(32)	(5)
Banking and deposit interest expense	—	—	—	—
Total net revenues	619	651	(32)	(5)
Expenses
Distribution expenses	107	116	(9)	(8)
Interest credited to fixed accounts	119	125	(6)	(5)
Benefits, claims, losses and settlement expenses	138	135	3	2
Amortization of deferred acquisition costs	48	59	(11)	(19)
Interest and debt expense	9	9	—	—
General and administrative expense	52	57	(5)	(9)
Total expenses	473	501	(28)	(6)
Operating earnings	$146	$150	$(4)	(3)%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $4 million, or 3%, to $146 million for the three months ended June 30, 2016 compared to $150 million for the prior year period primarily due to equity market depreciation, lower investment yields and the negative impact from fixed annuity net outflows, partially offset by lower DAC and DSIC amortization due to better than expected persistency and higher net fees from variable annuity guarantee sales.
RiverSource variable annuity account balances decreased 3% to $74.6 billion at June 30, 2016 compared to the prior year period due to net outflows of $1.3 billion and equity market depreciation.
RiverSource fixed annuity account balances declined 8% to $10.3 billion at June 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed annuity book is expected to gradually run off and earnings on our fixed annuity business will trend down.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $32 million, or 5%, to $619 million for the three months ended June 30, 2016 compared to $651 million for the prior year period primarily due to lower management and financial advice fees and net investment income, partially offset by higher other revenues.
Management and financial advice fees decreased $8 million, or 4%, to $184 million for the three months ended June 30, 2016 compared to $192 million for the prior year period due to lower fees on variable annuities driven by lower average separate account balances. Average variable annuity account balances decreased $4.2 billion, or 6%, from the prior year period due to net outflows and equity market depreciation.
Net investment income, which excludes net realized investment gains or losses, decreased $29 million, or 13%, to $189 million for the three months ended June 30, 2016 compared to $218 million for the prior year period reflecting a decrease of approximately $19 million from lower invested assets primarily due to fixed annuity net outflows and approximately $10 million from lower interest rates.
Other revenues increased $9 million, or 8%, to $126 million for the three months ended June 30, 2016 compared to $117 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, decreased $28 million, or 6%, to $473 million for the three months ended June 30, 2016 compared to $501 million for the prior year period primarily due to decreases in distribution expenses, interest credited to fixed accounts and amortization of DAC.
Distribution expenses decreased $9 million, or 8%, to $107 million for the three months ended June 30, 2016 compared to $116 million for the prior year period due to lower variable annuity compensation driven by lower sales and lower average separate account balances.
Interest credited to fixed accounts decreased $6 million, or 5%, to $119 million for the three months ended June 30, 2016 compared to $125 million for the prior year period driven by lower average fixed annuity account balances. Average fixed annuity account balances decreased $1.0 billion, or 9%, to $10.4 billion for the three months ended June 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates.
Amortization of DAC decreased $11 million, or 19%, to $48 million for the three months ended June 30, 2016 compared to $59 million for the prior year period primarily due to better than expected persistency and the impact on DAC from actual versus expected market performance based on our view of bond and equity performance, which was a benefit of $1 million for the three months ended June 30, 2016 compared to an expense of $4 million for the prior year period.
Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$12	$13	$(1)	(8)%
Distribution fees	25	24	1	4
Net investment income	121	118	3	3
Premiums	345	341	4	1
Other revenues	101	104	(3)	(3)
Total revenues	604	600	4	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	604	600	4	1
Expenses
Distribution expenses	13	16	(3)	(19)
Interest credited to fixed accounts	43	39	4	10
Benefits, claims, losses and settlement expenses	399	368	31	8
Amortization of deferred acquisition costs	34	35	(1)	(3)
Interest and debt expense	8	8	—	—
General and administrative expense	70	62	8	13
Total expenses	567	528	39	7
Operating earnings	$37	$72	$(35)	(49)%
Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $35 million, or 49%, to $37 million for the three months ended June 30, 2016 compared to $72 million for the prior year period primarily due to an $18 million LTC reserve release in the prior year period and higher auto and home losses.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $4 million, or 1%, to $604 million for the three months ended June 30, 2016 compared to $600 million for the prior year period primarily due to higher premiums driven by rate increases on our auto and home policies.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $39 million, or 7%, to $567 million for the three months ended June 30, 2016 compared to $528 million for the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses.
Benefits, claims, losses and settlement expenses increased $31 million, or 8%, to $399 million for the three months ended June 30, 2016 compared to $368 million for the prior year period primarily due to an $18 million LTC reserve release in the prior year period, a $17 million increase in incurred losses on current accident year auto business and a $6 million increase in LTC claims, partially offset by lower catastrophe losses. Catastrophe losses were $37 million for the three months ended June 30, 2016, primarily from hail and wind storms in southern and central regions of the country, compared to $48 million for the prior year period.
General and administrative expense increased $8 million, or 13%, to $70 million for the three months ended June 30, 2016 compared to $62 million for the prior year period primarily due to an increase in staff and investments in our auto and home business.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Net investment loss	$(6)	$(10)	$4	40%
Other revenues	(1)	8	(9)	NM
Total revenues	(7)	(2)	(5)	NM
Banking and deposit interest expense	—	—	—	—
Total net revenues	(7)	(2)	(5)	NM
Expenses
Interest and debt expense	5	4	1	25
General and administrative expense	64	51	13	25
Total expenses	69	55	14	25
Operating loss	$(76)	$(57)	$(19)	(33)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss increased $19 million, or 33%, to $76 million for the three months ended June 30, 2016 compared to $57 million for the prior year period primarily due to a $9 million decrease in other revenues and a $13 million increase in general and administrative expense. Other revenues decreased $9 million compared to the prior year period due to a $4 million loss on the sale of real estate in the second quarter of 2016 and a $7 million gain on the sale of a building in the second quarter of 2015.
General and administrative expense increased $13 million, or 25%, to $64 million for the three months ended June 30, 2016 compared to $51 million for the prior year period due to $7 million of incremental expense related to the planning and implementation of the new Department of Labor fiduciary standard and a $14 million expense from the resolution of a legacy legal matter related to the hedge fund business.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Six Months Ended June 30, 2016 and 2015
The following table presents our consolidated results of operations:

	Six Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$2,825	$2,986	$(161)	(5)%
Distribution fees	883	938	(55)	(6)
Net investment income	703	907	(204)	(22)
Premiums	740	721	19	3
Other revenues	502	643	(141)	(22)
Total revenues	5,653	6,195	(542)	(9)
Banking and deposit interest expense	17	14	3	21
Total net revenues	5,636	6,181	(545)	(9)
Expenses
Distribution expenses	1,573	1,654	(81)	(5)
Interest credited to fixed accounts	304	332	(28)	(8)
Benefits, claims, losses and settlement expenses	1,079	1,076	3	—
Amortization of deferred acquisition costs	197	169	28	17
Interest and debt expense	108	173	(65)	(38)
General and administrative expense	1,490	1,544	(54)	(3)
Total expenses	4,751	4,948	(197)	(4)
Pretax income	885	1,233	(348)	(28)
Income tax provision	186	278	(92)	(33)
Net income	699	955	(256)	(27)
Less: Net income attributable to noncontrolling interests	—	147	(147)	NM
Net income attributable to Ameriprise Financial	$699	$808	$(109)	(13)%
NM Not Meaningful.
Overall
Pretax income decreased $348 million, or 28%, to $885 million for the six months ended June 30, 2016 compared to $1.2 billion for the prior year period primarily due to a $148 million decrease in net income from CIEs, a $58 million unfavorable change in the market impact of hedges on investments, a $23 million expense from the resolution of a legacy legal matter related to the hedge fund business, asset management net outflows, equity market depreciation, lower transactional volume, the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance and an unfavorable change in net realized investment gains (losses) (net of the related DSIC and DAC amortization), partially offset by the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), wrap account net inflows and a net $14 million LTC reserve increase in the prior year period. Net realized investment losses were $11 million for the six months ended June 30, 2016 compared to net realized investment gains of $15 million for the prior year period.
Net loss from CIEs for the six months ended June 30, 2016 was $1 million compared to net income of $147 million primarily reflecting the deconsolidation of CIEs effective January 1, 2016.
Results for the six months ended June 30, 2016 included $24 million of management fees we earned for services provided to deconsolidated CIEs. These fees were eliminated on a consolidated basis in the prior year period.

AMERIPRISE FINANCIAL, INC.

The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $41 million for the six months ended June 30, 2016 compared to an expense of $70 million for the prior year period. The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $24 million for the six months ended June 30, 2016 compared to an expense of $1 million for the prior year period.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was an expense of $9 million ($5 million for DAC, $1 million for DSIC and $3 million for insurance features in non-traditional long duration contracts) for the six months ended June 30, 2016 compared to a benefit of $16 million ($5 million for DAC, $1 million for DSIC and $10 million for insurance features in non-traditional long duration contracts) for the prior year period. The primary driver of the year-over-year difference is due to a change in how we are recalibrating expected bond fund returns based on current interest rates and spreads while still assuming ultimate rates and spreads do not change from our original expectations. Previously, the difference between actual and expected interest rates directly impacted income in the current period and there would be an offsetting impact during annual unlocking. The prior year benefit reflected favorable equity market and bond fund returns.
Net Revenues
Net revenues decreased $545 million, or 9%, to $5.6 billion for the six months ended June 30, 2016 compared to $6.2 billion for the prior year period primarily due to decreases in management and financial advice fees, distribution fees, net investment income and other revenues. Net revenues for the six months ended June 30, 2016 included $50 million of CIE revenues compared to $290 million for the prior year period primarily reflecting the CIE deconsolidation.
Management and financial advice fees decreased $161 million, or 5%, to $2.8 billion for the six months ended June 30, 2016 compared to $3.0 billion for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM, as well as a $16 million decrease in performance fees. Average AUM decreased $45.3 billion, or 7%, compared to the prior year period due to asset management net outflows, equity market depreciation and the negative impact of foreign currency translation, partially offset by wrap account net inflows. See our discussion on the changes in AUM in our segment results of operations section. Management and financial advice fees for the six months ended June 30, 2016 included $24 million of fees we earned for services provided to CLOs and property funds that were deconsolidated effective January 1, 2016. These fees were eliminated on a consolidated basis in the prior year period.
Distribution fees decreased $55 million, or 6%, to $883 million for the six months ended June 30, 2016 compared to $938 million for the prior year period primarily due to equity market depreciation and lower client activity, partially offset by higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income decreased $204 million, or 22%, to $703 million for the six months ended June 30, 2016 compared to $907 million for the prior year period primarily due to a $101 million decrease in CIE net investment income, a $58 million unfavorable change in the market impact of hedges on investments and a $23 million decrease in investment income on fixed maturities. In addition, net realized investment losses were $11 million for the six months ended June 30, 2016, which included an $11 million loss from the sale of consumer loans, compared to net realized investment gains of $15 million for the prior year period. Net investment income for the six months ended June 30, 2016 included $58 million CIE net investment income compared to $159 million for the prior year period primarily reflecting the CIE deconsolidation.
Other revenues decreased $141 million, or 22%, to $502 million for the six months ended June 30, 2016 compared to $643 million for the prior year period due to a $160 million decrease in CIE other revenues reflecting the CIE deconsolidation, partially offset by the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates. The unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits was a positive $12 million for the six months ended June 30, 2016 compared to a negative $4 million for the prior year period.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses decreased $197 million, or 4%, to $4.8 billion for the six months ended June 30, 2016 compared to $4.9 billion for the prior year period primarily due to decreases in distribution expenses, interest and debt expense and general and administrative expense. Expenses for the six months ended June 30, 2016 included $51 million of CIE expenses compared to $143 million for the prior year period primarily reflecting the CIE deconsolidation.
Distribution expenses decreased $81 million, or 5%, to $1.6 billion for the six months ended June 30, 2016 compared to $1.7 billion for the prior year period driven by lower advisor compensation due to equity market depreciation and lower client activity. See our discussion on the changes in AUM in our segment results of operations section below.
Interest credited to fixed accounts decreased $28 million, or 8%, to $304 million for the six months ended June 30, 2016 compared to $332 million for the prior year period primarily due to lower average fixed annuity account balances and the market impact on indexed universal life benefits, net of hedges. The market impact on indexed universal life benefits, net of hedges was a benefit of $20 million for the six months ended June 30, 2016 compared to an expense of $1 million for the prior year period. Average fixed annuity account balances decreased $1.2 billion, or 10%, to $10.5 billion for the six months ended June 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates.
Amortization of DAC increased $28 million, or 17%, to $197 million for the six months ended June 30, 2016 compared to $169 million for the prior year period primarily reflecting the following items:

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was an expense of $5 million for the first half of 2016 compared to a benefit of $5 million for the prior year period. See additional discussion above in the Overall section.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was an expense of $14 million for the first half of 2016 compared to a benefit of $8 million for the prior year period.

Interest and debt expense decreased $65 million, or 38%, to $108 million for the six months ended June 30, 2016 compared to $173 million for the prior year period primarily due to a $62 million decrease in CIE interest and debt expense reflecting the CIE deconsolidation.
General and administrative expenses decreased $54 million, or 3%, to $1.5 billion for the six months ended June 30, 2016 compared to the prior year period primarily due a $30 million decrease in CIE expenses reflecting the CIE deconsolidation, a $9 million sales and use tax reserve release in the first quarter of 2016, an $8 million decrease in compensation related to lower performance fees, lower investment spending and lower performance-based compensation expense, partially offset by $12 million of incremental expense related to the planning and implementation of the new Department of Labor fiduciary standard and $23 million of expense in the second quarter of 2016 from the resolution of a legacy legal matter related to the hedge fund business.
Income Taxes
Our effective tax rate was 21.0% for the six months ended June 30, 2016 compared to 22.6% for the prior year period. The effective tax rate for the six months ended June 30, 2016 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, and lower taxes on net income from foreign subsidiaries. The decrease in the effective tax rate for the six months ended June 30, 2016 compared to the prior year period was primarily due to a $17 million benefit in the second quarter of 2016 primarily related to the completion of tax audits from previous years.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Six Months Ended June 30, 2016 and 2015
The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Advice & Wealth Management
Net revenues	$2,448	$2,502
Expenses	2,022	2,072
Operating earnings	$426	$430
Asset Management
Net revenues	$1,463	$1,639
Expenses	1,166	1,251
Operating earnings	$297	$388
Annuities
Net revenues	$1,215	$1,282
Expenses	945	960
Operating earnings	$270	$322
Protection
Net revenues	$1,212	$1,190
Expenses	1,106	1,067
Operating earnings	$106	$123
Corporate & Other
Net revenues	$(5)	$(8)
Expenses	121	111
Operating loss	$(126)	$(119)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2016	2015
	(in billions)
Beginning balance	$180.5	$174.7
Net flows	4.1	6.1
Market appreciation and other	5.1	1.1
Ending balance	$189.7	$181.9

Advisory wrap account assets ending balance (1)	$187.9	$180.5
Average advisory wrap account assets (2)	$180.6	$178.3

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $9.2 billion, or 5%, during the six months ended June 30, 2016 due to net inflows of $4.1 billion and market appreciation and other of $5.1 billion. Net flows decreased $2.0 billion, or 33%, compared to the prior year period. Average advisory wrap account assets increased $2.3 billion, or 1%, compared to the prior year period reflecting net inflows, partially offset by equity market depreciation.
Wrap account assets increased $7.8 billion, or 4%, from the prior year period primarily due to net inflows, partially offset by market depreciation.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Six Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$1,300	$1,303	$(3)	—%
Distribution fees	1,038	1,104	(66)	(6)
Net investment income	91	70	21	30
Other revenues	36	39	(3)	(8)
Total revenues	2,465	2,516	(51)	(2)
Banking and deposit interest expense	17	14	3	21
Total net revenues	2,448	2,502	(54)	(2)
Expenses
Distribution expenses	1,494	1,540	(46)	(3)
Interest and debt expense	4	4	—	—
General and administrative expense	524	528	(4)	(1)
Total expenses	2,022	2,072	(50)	(2)
Operating earnings	$426	$430	$(4)	(1)%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $4 million, or 1%, to $426 million for the six months ended June 30, 2016 compared to $430 million for the prior year period reflecting lower client activity and equity market depreciation, partially offset by wrap account net inflows and higher earnings on brokerage cash and certificates. Pretax operating margin was 17.4% for the six months ended June 30, 2016 compared to 17.2% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues decreased $54 million, or 2%, to $2.4 billion for the six months ended June 30, 2016 compared to $2.5 billion for the prior year period due to lower distribution fees, partially offset by higher net investment income. Operating net revenue per branded advisor decreased to $251,000 for the six months ended June 30, 2016, down 3%, from $258,000 for the prior year period reflecting lower transactional client activity.
Distribution fees decreased $66 million, or 6%, to $1.0 billion for the six months ended June 30, 2016 compared to $1.1 billion for the prior year period primarily due to lower client activity and equity market depreciation, partially offset by higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income increased $21 million, or 30%, to $91 million for the six months ended June 30, 2016 compared to $70 million for the prior year period primarily due to an increase in invested balances driven by certificate net inflows and higher investment yields.
Expenses
Total expenses decreased $50 million, or 2%, to $2.0 billion for the six months ended June 30, 2016 compared to $2.1 billion for the prior year period due to a $46 million decrease in distribution expenses reflecting lower advisor compensation due to equity market depreciation and lower client activity.

AMERIPRISE FINANCIAL, INC.

Asset Management
In aggregate, we voluntarily waived fees of $1 million and $4 million for the six months ended June 30, 2016 and 2015, respectively. See our discussion on fee waivers within our Asset Management Results of Operations for the three months ended June 30, 2016.
The following table presents global managed assets by type:

	June 30,		Change		Average(1)		Change
					Six Months Ended June 30,
	2016	2015			2016	2015
	(in billions)
Equity	$241.0	$277.0	$(36.0)	(13)%	$243.2	$279.9	$(36.7)	(13)%
Fixed income	179.8	188.6	(8.8)	(5)	178.0	192.3	(14.3)	(7)
Money market	7.3	7.0	0.3	4	7.5	6.6	0.9	14
Alternative	7.2	7.9	(0.7)	(9)	7.8	7.6	0.2	3
Hybrid and other	24.3	22.6	1.7	8	24.2	21.2	3.0	14
Total managed assets	$459.6	$503.1	$(43.5)	(9)%	$460.7	$507.6	$(46.9)	(9)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Six Months Ended June 30,
	2016	2015
	(in billions)
Global Retail Funds
Beginning assets	$263.9	$281.5
Inflows	26.0	28.1
Outflows	(31.4)	(34.7)
Net VP/VIT fund flows	(0.7)	(0.5)
Net new flows	(6.1)	(7.1)
Reinvested dividends	3.1	4.1
Net flows	(3.0)	(3.0)
Distributions	(3.7)	(5.0)
Market appreciation and other (1)	6.3	6.1
Foreign currency translation (2)	(4.2)	0.6
Total ending assets	259.3	280.2
Global Institutional
Beginning assets	208.0	224.0
Inflows	13.4	13.9
Outflows	(22.6)	(18.7)
Net flows	(9.2)	(4.8)
Market appreciation and other (3)	10.2	2.4
Foreign currency translation (2)	(8.7)	1.3
Total ending assets	200.3	222.9
Total managed assets	$459.6	$503.1
Total net flows	$(12.2)	$(7.8)
Former Parent Company Related (4)
Retail net new flows	$(0.6)	$(1.0)
Institutional net new flows	(6.0)	(4.5)
Total net new flows	$(6.6)	$(5.5)
(1) Other for Q2 2015 includes $(0.5) billion related to the sale of the Multi-Manager business.

AMERIPRISE FINANCIAL, INC.

(2) Amounts represent British Pound to US dollar conversion.
(3) Includes $1.8 billion and $(0.9) billion for the total change in Affiliated General Account Assets during the six months ended June 30, 2016 and 2015, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
Total segment AUM decreased $12.3 billion, or 3%, during the six months ended June 30, 2016 driven by a negative impact of foreign currency translation and net outflows, partially offset by market appreciation and other. Total segment AUM net outflows were $12.2 billion for the six months ended June 30, 2016, which included $6.6 billion of outflows of former parent-related assets. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Global retail funds decreased $4.6 billion, or 2%, during the six months ended June 30, 2016 due to net outflows, distributions and a negative impact of foreign currency translation, partially offset by market appreciation and other. Global retail net outflows of $3.0 billion during the six months ended June 30, 2016 included $1.3 billion of outflows from the Columbia Acorn® Fund, $0.6 billion of outflows from the defined contribution/investment only channel, $0.6 billion of outflows from former parent-related assets (includes $0.1 billion of outflows from the Columbia Acorn® Fund), $0.7 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and UK and European net outflows of $0.9 billion reflecting the uncertainty related to the UK’s decision to leave the EU, partially offset by normal seasonal increases in reinvested dividends. Global institutional AUM decreased $7.7 billion, or 4%, during the six months ended June 30, 2016 due to net outflows of $9.2 billion and an $8.7 billion negative impact of foreign currency translation, partially offset by market appreciation and other. Global institutional net outflows included $1.1 billion of outflows in the first quarter from a third party client that redeemed assets for liquidity purposes, $0.5 billion of outflows related to a CLO unwind, $0.7 billion from the termination of a former subadvisor and $6.0 billion of outflows of former parent-related assets, of which $4.0 billion was driven by changes made to individually managed accounts by a former affiliated distribution partner.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Six Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$1,214	$1,370	$(156)	(11)%
Distribution fees	238	253	(15)	(6)
Net investment income	8	10	(2)	(20)
Other revenues	3	6	(3)	(50)
Total revenues	1,463	1,639	(176)	(11)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,463	1,639	(176)	(11)
Expenses
Distribution expenses	501	556	(55)	(10)
Amortization of deferred acquisition costs	9	8	1	13
Interest and debt expense	11	13	(2)	(15)
General and administrative expense	645	674	(29)	(4)
Total expenses	1,166	1,251	(85)	(7)
Operating earnings	$297	$388	$(91)	(23)%
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $91 million, or 23%, to $297 million for the six months ended June 30, 2016 compared to $388 million for the prior year period primarily due to net outflows, equity market depreciation, a $9 million expense from the resolution of a legacy legal matter related to the hedge fund business and an $8 million decrease in net performance fees, partially offset by continued expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $176 million, or 11%, to $1.5 billion for the six months ended June 30, 2016 compared to $1.6 billion for the prior year period primarily due to lower management and financial advice fees.

AMERIPRISE FINANCIAL, INC.

Management and financial advice fees decreased $156 million, or 11%, to $1.2 billion for the six months ended June 30, 2016 compared to $1.4 billion for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM and a $16 million decrease in performance fees. Average AUM decreased $46.9 billion, or 9%, compared to the prior year period due to net outflows, equity market depreciation and the negative impact of foreign currency translation. Our average weighted equity index, which is a proxy for equity movements on AUM, decreased 6% to 1,472 for the six months ended June 30, 2016 compared to 1,571 for the prior year period.
Expenses
Total expenses decreased $85 million, or 7%, to $1.2 billion for the six months ended June 30, 2016 compared to $1.3 billion for the prior year period due to a $55 million decrease in distribution expenses from lower retail fund assets and a decrease in general and administrative expense.
General and administrative expense decreased $29 million, or 4%, to $645 million for the six months ended June 30, 2016 compared to $674 million for the prior year period primarily due to an $8 million decrease in compensation related to lower performance fees and lower investment spending, partially offset by a $9 million expense from the resolution of a legacy legal matter related to the hedge fund business.
Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Six Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$361	$382	$(21)	(5)%
Distribution fees	171	183	(12)	(7)
Net investment income	381	439	(58)	(13)
Premiums	60	52	8	15
Other revenues	242	226	16	7
Total revenues	1,215	1,282	(67)	(5)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,215	1,282	(67)	(5)
Expenses
Distribution expenses	210	224	(14)	(6)
Interest credited to fixed accounts	238	252	(14)	(6)
Benefits, claims, losses and settlement expenses	282	250	32	13
Amortization of deferred acquisition costs	93	102	(9)	(9)
Interest and debt expense	17	19	(2)	(11)
General and administrative expense	105	113	(8)	(7)
Total expenses	945	960	(15)	(2)
Operating earnings	$270	$322	$(52)	(16)%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $52 million, or 16%, to $270 million for the six months ended June 30, 2016 compared to $322 million for the prior year period primarily due to equity market depreciation, lower investment yields, the negative impact from fixed annuity net outflows and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance, partially offset by lower DAC and DSIC amortization due to better than expected persistency and higher net fees from variable annuity guarantee sales.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was an expense of $8 million ($4 million for DAC, $1 million for DSIC and $3 million for insurance features in non-traditional long duration contracts) for the six months ended June 30, 2016 compared to a benefit of $15 million ($4 million for DAC, $1 million for DSIC and $10 million for insurance features in non-traditional long duration contracts) for the prior year period. The primary driver of the year-over-year difference is due to a change in how we are recalibrating expected bond fund returns based on current interest rates and spreads while still assuming ultimate rates and

AMERIPRISE FINANCIAL, INC.

spreads do not change from our original expectations. Previously, the difference between actual and expected interest rates directly impacted income in the current period and there would be an offsetting impact during annual unlocking. The prior year benefit reflected favorable equity market and bond fund returns.
RiverSource variable annuity account balances decreased 3% to $74.6 billion at June 30, 2016 compared to the prior year period due to net outflows of $1.3 billion and equity market depreciation.
RiverSource fixed annuity account balances declined 8% to $10.3 billion at June 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed annuity book is expected to gradually run off and earnings on our fixed annuity business will trend down.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $67 million, or 5%, to $1.2 billion for the six months ended June 30, 2016 compared to $1.3 billion for the prior year period primarily due to lower management and financial advice fees and net investment income, partially offset by higher other revenues.
Management and financial advice fees decreased $21 million, or 5%, to $361 million for the six months ended June 30, 2016 compared to $382 million for the prior year period due to lower fees on variable annuities driven by lower average separate account balances. Average variable annuity account balances decreased $4.9 billion, or 7%, from the prior year period due to net outflows and equity market depreciation.
Net investment income, which excludes net realized investment gains or losses, decreased $58 million, or 13%, to $381 million for the six months ended June 30, 2016 compared to $439 million for the prior year period reflecting a decrease of approximately $34 million from lower invested assets due to fixed annuity net outflows and approximately $24 million from lower interest rates.
Other revenues increased $16 million, or 7%, to $242 million for the six months ended June 30, 2016 compared to $226 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, decreased $15 million, or 2%, to $945 million for the six months ended June 30, 2016 compared to $960 million for the prior year period.
Distribution expenses decreased $14 million, or 6%, to $210 million for the six months ended June 30, 2016 compared to $224 million for the prior year period due to lower variable annuity compensation driven by lower sales and lower average separate account balances.
Interest credited to fixed accounts decreased $14 million, or 6%, to $238 million for the six months ended June 30, 2016 compared to $252 million for the prior year period driven by lower average fixed annuity account balances. Average fixed annuity account balances decreased $1.2 billion, or 10%, to $10.5 billion for the six months ended June 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $32 million, or 13%, to $282 million for the six months ended June 30, 2016 compared to $250 million for the prior year period primarily reflecting the following items:

•
The market impact on reserves for insurance features in non-traditional long-duration contracts was a $3 million expense for the six months ended June 30, 2016 compared to a $10 million benefit in the prior year period. See additional discussion above in the Overall section.

•
A $10 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $5 million increase in reserves for immediate annuities with life contingencies primarily due to higher sales. This impact is mostly offset by an increase in premiums.

AMERIPRISE FINANCIAL, INC.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Six Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$25	$28	$(3)	(11)%
Distribution fees	48	47	1	2
Net investment income	240	232	8	3
Premiums	690	676	14	2
Other revenues	209	207	2	1
Total revenues	1,212	1,190	22	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,212	1,190	22	2
Expenses
Distribution expenses	25	29	(4)	(14)
Interest credited to fixed accounts	86	79	7	9
Benefits, claims, losses and settlement expenses	770	748	22	3
Amortization of deferred acquisition costs	73	71	2	3
Interest and debt expense	17	16	1	6
General and administrative expense	135	124	11	9
Total expenses	1,106	1,067	39	4
Operating earnings	$106	$123	$(17)	(14)%
Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $17 million, or 14%, to $106 million for the six months ended June 30, 2016 compared to $123 million for the prior year period primarily due to higher auto and home losses and a $7 million favorable impact in the prior year period from a change in the discount rate for disability income (“DI”) products, partially offset by a net $14 million LTC reserve increase in the prior year period.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $22 million, or 2%, to $1.2 billion for the six months ended June 30, 2016 compared to the prior year period primarily due to increases in net investment income and premiums.
Net investment income increased $8 million, or 3%, to $240 million for the six months ended June 30, 2016 compared to $232 million for the prior year period primarily reflecting higher average invested assets.
Premiums increased $14 million, or 2%, to $690 million for the six months ended June 30, 2016 compared to $676 million for the prior year period primarily due to rate increases on our auto and home policies.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $39 million, or 4%, to $1.1 billion for the six months ended June 30, 2016 compared to the prior year period primarily due to increases in interest credited to fixed accounts, benefits, claims, losses and settlement expenses and general and administrative expense.
Interest credited to fixed accounts increased $7 million, or 9%, to $86 million for the six months ended June 30, 2016 compared to $79 million for the prior year period primarily due to higher average fixed account values.
Benefits, claims, losses and settlement expenses increased $22 million, or 3%, to $770 million for the six months ended June 30, 2016 compared to $748 million for the prior year period primarily due to a $26 million increase in auto and home expenses reflecting higher incurred losses on current accident year auto business and exposure growth, an $8 million increase in LTC claims and a $7 million favorable impact in the prior year period from a change in the discount rate for DI products, partially offset by a net $14 million LTC

AMERIPRISE FINANCIAL, INC.

reserve increase in the prior year period. Catastrophe losses were $60 million for the six months ended June 30, 2016 compared to $57 million for the prior year period.
General and administrative expense increased $11 million, or 9%, to $135 million for the six months ended June 30, 2016 compared to $124 million for the prior year period primarily due to an increase in staff and investments in our auto and home business.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Six Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Net investment loss	$(5)	$(17)	$12	71%
Other revenues	—	9	(9)	NM
Total revenues	(5)	(8)	3	38
Banking and deposit interest expense	—	—	—	—
Total net revenues	(5)	(8)	3	38
Expenses
Interest and debt expense	9	9	—	—
General and administrative expense	112	102	10	10
Total expenses	121	111	10	9
Operating loss	$(126)	$(119)	$(7)	(6)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss increased $7 million, or 6%, to $126 million for the six months ended June 30, 2016 compared to $119 million for the prior year period primarily due to a decrease in other revenues and an increase in general and administrative expense, partially offset by lower net investment loss.
Net investment loss was $5 million for the six months ended June 30, 2016 compared to $17 million for the prior year period primarily reflecting the impact of interest allocation between subsidiaries. Other revenues decreased $9 million compared to the prior year period due to a $4 million loss on the sale of real estate in the second quarter of 2016 and a $7 million gain on the sale of a building in the second quarter of 2015.
General and administrative expense increased $10 million, or 10%, to $112 million for the six months ended June 30, 2016 compared to $102 million for the prior year period primarily due to $12 million of incremental expense related to the planning and implementation of the new Department of Labor fiduciary standard and a $14 million expense from the resolution of a legacy legal matter related to the hedge fund business, partially offset by lower performance-based compensation expense.
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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2018 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $3.7 billion and 4.0%, respectively, as of June 30, 2016. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.5 billion and had a weighted average yield of 2.7% as of June 30, 2016. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2016 was approximately 2.9%.
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
We have a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on our statutory surplus and to cover some of the residual risks not covered by other hedging activities. We assess the residual risk under a range of scenarios in creating and executing the macro hedge program. As a means of economically hedging these risks, we use a combination of futures, options, interest rate swaptions and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guarantee embedded derivatives.
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

AMERIPRISE FINANCIAL, INC.

The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2016:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(228)	$5	$(223)
DAC and DSIC amortization (2) (3)	(124)	—	(124)
Variable annuity riders:
GMDB and GMIB (3) (4)	(31)	—	(31)
GMWB (3) (4)	(604)	479	(125)
GMAB	(48)	48	—
DAC and DSIC amortization (5)	N/A	N/A	(3)
Total variable annuity riders	(683)	527	(159)
Macro hedge program (6)	—	35	35
Equity indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	34	(26)	8
Total	$(997)	$537	$(463)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(50)	$—	$(50)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,274	(1,238)	36
GMAB	46	(42)	4
DAC and DSIC amortization (5)	N/A	N/A	(4)
Total variable annuity riders	1,320	(1,280)	36
Macro hedge program (6)	—	(1)	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	34	—	34
Brokerage client cash balances	152	—	152
Certificates	(2)	—	(2)
Indexed universal life insurance	66	1	67
Total	$1,520	$(1,280)	$236
N/A Not Applicable.
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Market impact on DAC and DSIC amortization resulting from lower projected profits.
(3) In estimating the impact on DAC and DSIC amortization resulting from lower projected profits, we have not changed our assumed equity asset growth rates. This is a significantly more conservative estimate than if we assumed management follows its mean reversion guideline and increased near-term rates to recover the drop in equity values over a five-year period. We make this same conservative assumption in estimating the impact from GMDB and GMIB riders and the life contingent benefits associated with GMWB.
(4) In the second quarter of 2016, we reclassified the estimated impact from certain reserves for life contingent benefits associated with GMWB provisions from the GMDB and GMIB line to the GMWB line. The estimated impact from these reserves as of December 31, 2015 was $(123) million.
(5) Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.
(6) The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2016. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $418 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on June 30, 2016 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the six months ended June 30, 2016. At June 30, 2016 and December 31, 2015, we had $2.8 billion and $2.4 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2016, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at June 30, 2016.
During the first quarter of 2016, we extinguished $16 million of our junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million. On June 1, 2016, we redeemed our remaining outstanding junior subordinated notes due 2066 at a redemption price equal to 100% of the principal balance of the notes plus accrued and compounded interest.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both June 30, 2016 and December 31, 2015 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both June 30, 2016 and December 31, 2015, we had $150 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
RiverSource Life(1)(2)	$3,802	$3,800	N/A	$589
RiverSource Life of NY(1)(2)	345	333	N/A	44
IDS Property Casualty(1)(3)	736	684	214	214
Ameriprise Insurance Company(1)(3)	48	46	2	2
ACC(4)(5)	307	274	288	258
Threadneedle Asset Management Holdings Sàrl(6)	394	285	163	165
Ameriprise National Trust Bank(7)	24	36	10	10
AFSI(3)(4)	123	93	#	#
Ameriprise Captive Insurance Company(3)	50	54	16	11
Ameriprise Trust Company(3)	28	27	23	22
AEIS(3)(4)	132	110	22	52
RiverSource Distributors, Inc.(3)(4)	15	15	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	17	17	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2016 and December 31, 2015.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at June 30, 2016 represent calculations at December 31, 2015 of the rule based requirements, as specified by FCA regulations.

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
During the six months ended June 30, 2016, the parent holding company received cash dividends or a return of capital from its subsidiaries of $896 million (including $600 million from RiverSource Life) and contributed cash to its subsidiaries of $114 million (including $75 million to IDS Property Casualty). During the six months ended June 30, 2015, the parent holding company received cash dividends or a return of capital from its subsidiaries of $919 million (including $525 million from RiverSource Life) and contributed cash to its subsidiaries of $214 million (including $175 million to IDS Property Casualty).

AMERIPRISE FINANCIAL, INC.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $244 million and $234 million for the six months ended June 30, 2016 and 2015, respectively. On July 26, 2016, we announced a quarterly dividend of $0.75 per common share. The dividend will be paid on August 19, 2016 to our shareholders of record at the close of business on August 8, 2016.
In April 2014, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of our common stock through April 28, 2016, which was exhausted in the three months ended March 31, 2016. In December 2015, our Board of Directors authorized us to repurchase up to an additional $2.5 billion of our common stock through December 31, 2017. As of June 30, 2016, we had $1.7 billion remaining under our share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2016, we repurchased a total of 9.8 million shares of our common stock at an average price of $91.57 per share.
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
Operating Activities
Net cash provided by operating activities decreased $187 million to $1.3 billion for the six months ended June 30, 2016 compared to $1.5 billion for the prior year period primarily due to a $115 million decrease in net cash flows from investment properties and other assets and liabilities of CIEs primarily reflecting the CIE deconsolidation and a $95 million increase in income taxes paid, net.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash provided by investing activities was $63 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $182 million for the prior year period primarily reflecting a $238 million increase in proceeds from sales, maturities and repayments of mortgage loans reflecting the sale of a portion of our consumer loans in the first quarter of 2016, a $258 million increase in proceeds from sales of Available-for-Sale securities, and a $525 million increase in net cash related to changes in investments of CIEs, partially offset by a $772 million increase in cash used for purchases of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities decreased $513 million to $908 million for the six months ended June 30, 2016 compared to $1.4 billion for the prior year period. Net cash inflows related to investment certificates increased $423 million compared to the prior year period due to higher proceeds from additions, partially offset by higher maturities, withdrawals and cash surrenders. Cash outflows from surrenders and other benefits of policyholder account balances decreased $577 million compared to the prior year period. During the six months ended June 30, 2016, we repaid the remaining $245 million of our junior subordinated notes due 2066. Net cash outflows related to noncontrolling interests decreased $194 million compared to the prior year period. Net cash outflows related to borrowings of CIEs was $60 million for the six months ended June 30, 2016 compared to net cash inflows of $507 million for the six months ended June 30, 2015.
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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the recent UK referendum on membership in the European Union), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2015 10-K, Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2016 filed with the SEC on May 5, 2016 and this Form 10-Q.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2016.
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
ITEM 1A.  RISK FACTORS
We are including the following revised risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A of our 2015 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
Changes in and the adoption of accounting standards or inaccurate estimates or assumptions in applying accounting policies could have a material impact on our financial statements and changes in the regulation of independent registered public accounting firms are present with increasing frequency in connection with broader market reforms.
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
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. From time to time, the Financial Accounting Standards Board, the SEC and other regulators may change the financial accounting and reporting standards governing the preparation of our financial statements. In addition, the conduct of our independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board. These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding our independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. It is possible that the changes could have a material adverse effect on our financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed us that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised us that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle family of funds (collectively, the “Columbia Threadneedle Funds”) or certain other entities within the Ameriprise Financial, Inc. investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter is temporary and will expire 18 months after the issuance of the letter. If it was determined that PwC was not independent, or we do not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised us that, based on its knowledge and analyses of our facts and circumstances, it is not aware of any facts that would preclude reliance by us, our affiliates and other entities within the Ameriprise Financial, Inc. investment company complex on the no-action letter. PwC has also affirmed to us that they are able to exercise objective and impartial judgment in their audits of us, our affiliates and the Columbia Threadneedle Funds, are independent accountants within the meaning of PCAOB Rule 3520 and in their view can continue to serve as our independent registered public accounting firm.

AMERIPRISE FINANCIAL, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2016:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2016
Share repurchase program (1)	1,158,700	$95.74	1,158,700	$2,041,356,704
Employee transactions (2)	16,236	$94.93	N/A	N/A

May 1 to May 31, 2016
Share repurchase program (1)	1,614,898	$96.61	1,614,898	$1,885,343,965
Employee transactions (2)	68,691	$96.43	N/A	N/A

June 1 to June 30, 2016
Share repurchase program (1)	1,864,895	$94.88	1,864,895	$1,708,407,394
Employee transactions (2)	29,910	$99.78	N/A	N/A

Totals
Share repurchase program (1)	4,638,493	$95.69	4,638,493
Employee transactions (2)	114,837	$97.09	N/A
	4,753,330		4,638,493
N/A  Not applicable.
(1) On December 7, 2015, we announced that our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through December 31, 2017. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	August 1, 2016	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	August 1, 2016	By	/s/ David K. Stewart
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

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2016 and 2015; (iii) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

E-1