Form 10-Q
period 2016-09-30
AMERIPRISE FINANCIAL INC
filed 2016-11-02
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2016
Common Stock (par value $.01 per share)	158,047,749 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q
INDEX

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Statements of Operations — Three months and nine months ended September 30, 2016 and 2015	3
Consolidated Statements of Comprehensive Income — Three months and nine months ended September 30, 2016 and 2015	4
Consolidated Balance Sheets — September 30, 2016 and December 31, 2015	5
Consolidated Statements of Equity — Nine months ended September 30, 2016 and 2015	6
Consolidated Statements of Cash Flows — Nine months ended September 30, 2016 and 2015	7
Notes to Consolidated Financial Statements	9
1. Basis of Presentation	9
2. Recent Accounting Pronouncements	9
3. Variable Interest Entities	11
4. Investments	20
5. Financing Receivables	23
6. Deferred Acquisition Costs and Deferred Sales Inducement Costs	26
7. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities	27
8. Variable Annuity and Insurance Guarantees	27
9. Debt	29
10. Fair Values of Assets and Liabilities	30
11. Offsetting Assets and Liabilities	42
12. Derivatives and Hedging Activities	44
13. Shareholders’ Equity	49
14. Income Taxes	51
15. Guarantees and Contingencies	52
16. Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders	53
17. Segment Information	54
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3. Quantitative and Qualitative Disclosures About Market Risk	92
Item 4. Controls and Procedures	92

Part II. Other Information	93
Item 1. Legal Proceedings	93
Item 1A. Risk Factors	93
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	93
Item 6. Exhibits	93
Signatures	94
Exhibit Index	E-1

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,464	$1,465	$4,289	$4,451
Distribution fees	455	451	1,338	1,389
Net investment income	387	321	1,090	1,228
Premiums	374	360	1,114	1,081
Other revenues	330	296	832	939
Total revenues	3,010	2,893	8,663	9,088
Banking and deposit interest expense	12	7	29	21
Total net revenues	2,998	2,886	8,634	9,067
Expenses
Distribution expenses	798	806	2,371	2,460
Interest credited to fixed accounts	161	171	465	503
Benefits, claims, losses and settlement expenses	855	471	1,934	1,547
Amortization of deferred acquisition costs	163	133	360	302
Interest and debt expense	52	98	160	271
General and administrative expense	731	744	2,221	2,288
Total expenses	2,760	2,423	7,511	7,371
Pretax income	238	463	1,123	1,696
Income tax provision	23	111	209	389
Net income	215	352	914	1,307
Less: Net income (loss) attributable to noncontrolling interests	—	(45)	—	102
Net income attributable to Ameriprise Financial	$215	$397	$914	$1,205

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic	$1.31	$2.20	$5.43	$6.57
Diluted	$1.30	$2.17	$5.37	$6.48

Cash dividends declared per common share	$0.75	$0.67	$2.17	$1.92

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(7)	$(2)	$(8)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	1	—
Net impairment losses recognized in net investment income	$—	$(7)	$(1)	$(8)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net income	$215	$352	$914	$1,307
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(16)	(65)	(55)	(50)
Net unrealized gains (losses) on securities	(28)	(19)	382	(186)
Net unrealized gains on derivatives	1	1	3	1
Defined benefit plans	—	—	6	—
Total other comprehensive income (loss), net of tax	(43)	(83)	336	(235)
Total comprehensive income	172	269	1,250	1,072
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(89)	—	68
Comprehensive income attributable to Ameriprise Financial	$172	$358	$1,250	$1,004
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$3,075	$2,357
Cash of consolidated investment entities	254	502
Investments	35,875	34,144
Investments of consolidated investment entities, at fair value	2,573	6,570
Separate account assets	81,511	80,349
Receivables	5,322	5,167
Receivables of consolidated investment entities (includes $14 and $70, respectively, at fair value)	14	107
Deferred acquisition costs	2,534	2,725
Restricted and segregated cash and investments	2,962	2,949
Other assets	9,502	8,384
Other assets of consolidated investment entities (includes $1 and $2,065, respectively, at fair value)	1	2,065
Total assets	$143,623	$145,319

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$31,469	$29,699
Separate account liabilities	81,511	80,349
Customer deposits	9,442	8,634
Short-term borrowings	200	200
Long-term debt	2,934	2,692
Debt of consolidated investment entities (includes $2,710 and $6,630, respectively, at fair value)	2,710	7,531
Accounts payable and accrued expenses	1,498	1,552
Accounts payable and accrued expenses of consolidated investment entities	—	54
Other liabilities	6,951	5,965
Other liabilities of consolidated investment entities (includes $112 and $221, respectively, at fair value)	112	238
Total liabilities	136,827	136,914
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 323,724,066 and 322,822,746, respectively)	3	3
Additional paid-in capital	7,709	7,611
Retained earnings	10,098	9,551
Appropriated retained earnings of consolidated investment entities	—	137
Treasury shares, at cost (165,227,730 and 151,789,486 shares, respectively)	(11,609)	(10,338)
Accumulated other comprehensive income, net of tax	595	253
Total Ameriprise Financial, Inc. shareholders’ equity	6,796	7,217
Noncontrolling interests	—	1,188
Total equity	6,796	8,405
Total liabilities and equity	$143,623	$145,319
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com- prehensive Income	Total Ameriprise Financial, Inc. Shareholders’ Equity	Non-controlling Interests	Total
	(in millions, except share data)
Balances at January 1, 2015	183,109,509	$3	$7,345	$8,469	$234	$(8,589)	$662	$8,124	$1,181	$9,305
Comprehensive income:
Net income	—	—	—	1,205	—	—	—	1,205	102	1,307
Other comprehensive loss, net of tax	—	—	—	—	—	—	(201)	(201)	(34)	(235)
Total comprehensive income								1,004	68	1,072
Net income reclassified to appropriated retained earnings	—	—	—	—	(60)	—	—	(60)	60	—
Dividends to shareholders	—	—	—	(355)	—	—	—	(355)	—	(355)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	225	225
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(342)	(342)
Repurchase of common shares	(10,882,885)	—	—	—	—	(1,362)	—	(1,362)	—	(1,362)
Share-based compensation plans	2,794,851	—	212	—	—	66	—	278	—	278
Balances at September 30, 2015	175,021,475	$3	$7,557	$9,319	$174	$(9,885)	$461	$7,629	$1,192	$8,821

Balances at January 1, 2016, previously reported	171,033,260	$3	$7,611	$9,551	$137	$(10,338)	$253	$7,217	$1,188	$8,405
Cumulative effect of change in accounting policies	—	—	—	1	(137)	—	6	(130)	(1,188)	(1,318)
Balances at January 1, 2016, as adjusted	171,033,260	3	7,611	9,552	—	(10,338)	259	7,087	—	7,087
Comprehensive income:
Net income	—	—	—	914	—	—	—	914	—	914
Other comprehensive income, net of tax	—	—	—	—	—	—	336	336	—	336
Total comprehensive income								1,250	—	1,250
Dividends to shareholders	—	—	—	(368)	—	—	—	(368)	—	(368)
Repurchase of common shares	(14,349,061)	—	—	—	—	(1,333)	—	(1,333)	—	(1,333)
Share-based compensation plans	1,812,137	—	98	—	—	62	—	160	—	160
Balances at September 30, 2016	158,496,336	$3	$7,709	$10,098	$—	$(11,609)	$595	$6,796	$—	$6,796
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Cash Flows from Operating Activities
Net income	$914	$1,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	187	185
Deferred income tax benefit	(47)	(23)
Share-based compensation	101	108
Net realized investment gains	(1)	(14)
Net trading gains	(5)	(5)
Loss from equity method investments	45	22
Other-than-temporary impairments and provision for loan losses	—	9
Net losses (gains) of consolidated investment entities	5	(85)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	(13)	(88)
Deferred acquisition costs	86	38
Other investments, net	9	61
Policyholder account balances, future policy benefits and claims, net	1,172	681
Derivatives, net of collateral	(676)	(180)
Receivables	(177)	(294)
Brokerage deposits	3	51
Accounts payable and accrued expenses	(24)	(41)
Cash held by consolidated investment entities	(100)	(394)
Investment properties of consolidated investment entities	—	(126)
Other operating assets and liabilities of consolidated investment entities, net	(9)	54
Other, net	235	637
Net cash provided by operating activities	1,705	1,903

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	322	151
Maturities, sinking fund payments and calls	3,379	3,453
Purchases	(4,666)	(3,340)
Proceeds from sales, maturities and repayments of mortgage loans	705	481
Funding of mortgage loans	(334)	(427)
Proceeds from sales and collections of other investments	131	198
Purchase of other investments	(144)	(249)
Purchase of investments by consolidated investment entities	(566)	(2,063)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	803	1,429
Purchase of land, buildings, equipment and software	(66)	(109)
Other, net	70	29
Net cash used in investing activities	$(366)	$(447)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2016	2015
	(in millions)

Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$3,184	$2,182
Maturities, withdrawals and cash surrenders	(2,376)	(1,853)
Policyholder account balances:
Deposits and other additions	1,532	1,514
Net transfers from (to) separate accounts	113	(141)
Surrenders and other benefits	(1,448)	(2,169)
Cash paid for purchased options with deferred premiums	(256)	(305)
Cash received from purchased options with deferred premiums	242	8
Issuance of long-term debt	495	—
Repayments of long-term debt	(254)	(41)
Dividends paid to shareholders	(361)	(348)
Repurchase of common shares	(1,319)	(1,293)
Exercise of stock options	6	14
Excess tax benefits from share-based compensation	8	70
Borrowings by consolidated investment entities	—	1,583
Repayments of debt by consolidated investment entities	(134)	(405)
Noncontrolling interests investments in subsidiaries	—	225
Distributions to noncontrolling interests	—	(342)
Other, net	—	(1)
Net cash used in financing activities	(568)	(1,302)
Effect of exchange rate changes on cash	(53)	(12)
Net increase in cash and cash equivalents	718	142
Cash and cash equivalents at beginning of period	2,357	2,638
Cash and cash equivalents at end of period	$3,075	$2,780

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$121	$122
Interest paid by consolidated investment entities	74	175
Income taxes paid, net	201	245
Non-cash investing activity:
Partnership commitments not yet remitted	75	9
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
In the third quarter of 2016, the Company recorded a $29 million increase to long term care (“LTC”) reserves for an out-of-period correction related to its claim utilization assumption. The impact to prior period financial statements was not material.
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
Future Adoption of New Accounting Standards
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB updated the accounting standards related to classification of certain cash receipts and cash payments on the statement of cash flows. The update includes amendments to address diversity in practice for the classification of eight specific cash flow activities. The specific amendments the Company is evaluating include the classification of debt prepayment and extinguishment costs, contingent consideration payments, proceeds from insurance settlements and corporate owned life insurance settlements, distributions from equity method investees and the application of the predominance principle to separately identifiable cash flows. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and all amendments must be adopted during the same period. The Company is currently evaluating the impact of the standard, but does not expect adoption of the standard to have a material impact on its consolidated cash flows.
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
Compensation – Stock Compensation
In March 2016, the FASB updated the accounting standards related to employee share-based payments. The update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. This change is required to be applied prospectively to excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. No adjustment is recorded for any excess tax benefits or tax deficiencies previously recorded in additional paid in capital. The update also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This provision can be applied on either a prospective or retrospective basis. The update permits entities to make an accounting

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

policy election to recognize forfeitures as they occur rather than estimating forfeitures to determine the recognition of expense for share-based payment awards. If elected, this provision is required to be adopted on a modified retrospective approach. The update also changes the limit of the amount withheld upon settlement of an award to satisfy the employer’s tax withholding requirement without causing the award to be classified as a liability. Under current guidance, the amount is limited to the employer’s minimum statutory tax withholding requirement. The update allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction. This provision is required to be adopted using a modified retrospective approach, with a cumulative effect adjustment to opening retained earnings for any outstanding liability awards that qualify for equity classification under the update. The standard is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. During periods in which the settlement date fair value differs materially from the grant date fair value of certain share-based payment awards, the Company may experience volatility in income tax recognized in its consolidated results of operations. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial condition or cash flows.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The Company's maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $10 million as of September 30, 2016. The Company classifies these investments as Available-for-Sale securities. See Note 4 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. Prior to adoption, the Company determined that consolidation was required for certain property funds as the Company was deemed to be a de facto agent of the third-party investors and required to consider their interest as its own. Subsequent to adoption, the Company deconsolidated all property funds. The Company is no longer required to consider the interest of the third-party investors as its own as the third-party investors are not under common control or a related party of the Company. As a result of excluding the interest of the third-party investors, the Company does not have significant economics and is not required to consolidate the property funds. See Note 2 for additional information on the adoption impact. The carrying value of the Company’s investment in property funds is reflected in other investments and was $28 million at September 30, 2016.
Hedge Funds and Private Equity Funds
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $13 million and $29 million at September 30, 2016 and December 31, 2015, respectively.
International Series Funds
The Company manages international series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other assets and was $39 million as of September 30, 2016.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Affordable Housing Partnerships and Other Real Estate Partnerships
The Company has variable interests in certain affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value of the Company’s investment in affordable housing partnerships is reflected in other investments and was $544 million and $517 million at September 30, 2016 and December 31, 2015, respectively.
The Company has variable interests in a partnership that invests in properties that may requalify for low income tax credits. The Company is not the primary beneficiary and therefore does not consolidate the partnership. The Company’s maximum exposure to loss as a result of its investment in the partnership is limited to the carrying value of the investment, which is reflected in other investments and was $10 million at September 30, 2016.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$59	$—	$59
Common stocks	1	17	3	21
Other investments	5	3	—	8
Syndicated loans	—	2,289	196	2,485
Total investments	6	2,368	199	2,573
Receivables	—	14	—	14
Other assets	—	—	1	1
Total assets at fair value	$6	$2,382	$200	$2,588
Liabilities
Debt (1)	$—	$2,710	$—	$2,710
Other liabilities	—	112	—	112
Total liabilities at fair value	$—	$2,822	$—	$2,822
(1) As the Company elected the measurement alternative effective January 1, 2016, the carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. See Note 2 and below for additional discussion on the measurement alternative. The estimated fair value of the CLOs’ debt was $2.6 billion at September 30, 2016.

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
The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance, July 1, 2016	$1	$243		$1
Total gains included in:
Net income	—	2	(1)	—
Purchases	1	50		—
Sales	—	(10)		—
Settlements	—	(26)		—
Transfers into Level 3	1	57		—
Transfers out of Level 3	—	(120)		—
Balance, September 30, 2016	$3	$196		$1

Changes in unrealized gains included in income relating to assets held at September 30, 2016	$—	$2	(1)	$—
(1) Included in net investment income in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, July 1, 2015	$11	$457		$1,979		$(6,487)
Total gains (losses) included in:
Net income	—	(8)	(1)	24	(2)	67	(1)
Other comprehensive loss	—	—		(61)		—
Purchases	—	101		193		—
Sales	—	(5)		(6)		—
Issues	—	—		—		(699)
Settlements	—	(32)		—		143
Transfers into Level 3	—	136		—		—
Transfers out of Level 3	(5)	(195)		—		—
Balance, September 30, 2015	$6	$454		$2,129		$(6,976)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2015	$—	$(9)	(1)	$26	(2)	$67	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.

	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
Balance at January 1, 2016, previously reported	$3	$529		$2,065		$(6,630)
Cumulative effect of change in accounting policies (3)	(2)	(304)		(2,065)		6,630
Balance at January 1, 2016, as adjusted	1	225		—		—
Total gains included in:
Net income	—	1	(1)	1	(2)	—
Purchases	1	100		—		—
Sales	—	(11)		—		—
Settlements	—	(51)		—		—
Transfers into Level 3	3	286		—		—
Transfers out of Level 3	(2)	(354)		—		—
Balance, September 30, 2016	$3	$196		$1		$—

Changes in unrealized gains included in income relating to assets and liabilities held at September 30, 2016	$—	$1	(1)	$—		$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in other revenues in the Consolidated Statements of Operations.
(3) The cumulative effect of change in accounting policies includes the adoption impact of ASU 2015-02 and ASU 2014-13 - Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”).

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance at January 1, 2015	$7		$484		$1,935		$(6,030)
Total gains (losses) included in:
Net income	(1)	(1)	(8)	(1)	122	(2)	96	(1)
Other comprehensive loss	—		—		(54)		—
Purchases	—		257		539		—
Sales	—		(23)		(413)		—
Issues	—		—		—		(1,268)
Settlements	—		(105)		—		226
Transfers into Level 3	5		523		—		—
Transfers out of Level 3	(5)		(674)		—		—
Balance, September 30, 2015	$6		$454		$2,129		$(6,976)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2015	$—		$(11)	(1)	$26	(2)	$96	(1)
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
Level 3 measurements at December 31, 2015 not included in the table above and all Level 3 measurements at September 30, 2016 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
Liabilities
Debt
Effective January 1, 2016, the Company adopted ASU 2014-13 and elected the measurement alternative, which allows an entity to measure both the financial assets and financial liabilities at the fair value of the more observable of the fair value of the financial assets or financial liabilities. See Note 2 for additional information on ASU 2014-13. The fair value of the CLOs’ assets, typically syndicated bank loans, is more observable than the fair value of the CLOs’ debt tranches for which market activity is limited and less transparent. As a result, the fair value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. Under ASU 2014-13, the fair value of the CLOs’ debt is classified as Level 2.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value Option
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2016		December 31, 2015
	(in millions)
Syndicated loans
Unpaid principal balance	$2,607		$6,635
Excess unpaid principal over fair value	(122)		(368)
Fair value	$2,485		$6,267
Fair value of loans more than 90 days past due	$32		$24
Fair value of loans in nonaccrual status	32		24
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	57		72

Debt
Unpaid principal balance	$2,841		$7,063
Excess unpaid principal over carrying value	(131)		(433)
Carrying value	$2,710	(1)	$6,630
(1) As the Company elected the measurement alternative effective January 1, 2016, the carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. See Note 2 and above for additional discussion on the measurement alternative. The estimated fair value of the CLOs’ debt was $2.6 billion at September 30, 2016.
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
Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were nil and $61 million for the three months ended September 30, 2016 and 2015, respectively.
Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $5 million and $32 million for the nine months ended September 30, 2016 and 2015, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value			Weighted Average Interest Rate
	September 30, 2016		December 31, 2015	September 30, 2016	December 31, 2015
	(in millions)
Debt of consolidated CLOs due 2019-2026	$2,710		$6,630	2.2%	1.6%
Floating rate revolving credit borrowings due 2017-2020	—	(1)	901	—	2.8
Total	$2,710		$7,531
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2016	December 31, 2015
	(in millions)
Available-for-Sale securities, at fair value	$30,799	$28,673
Mortgage loans, net	2,974	3,359
Policy and certificate loans	835	824
Other investments	1,267	1,288
Total	$35,875	$34,144
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Investment income on fixed maturities	$342	$346	$1,028	$1,055
Net realized gains (losses)	6	(10)	(5)	5
Affordable housing partnerships	(17)	(7)	(35)	(25)
Other	25	(10)	13	32
Consolidated investment entities	31	2	89	161
Total	$387	$321	$1,090	$1,228
Available-for-Sale securities distributed by type were as follows:

	September 30, 2016
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,092	$1,499	$(39)	$16,552	$3
Residential mortgage backed securities	6,759	145	(42)	6,862	(5)
Commercial mortgage backed securities	2,960	130	(1)	3,089	—
Asset backed securities	1,471	42	(9)	1,504	5
State and municipal obligations	2,191	310	(13)	2,488	—
U.S. government and agencies obligations	9	1	—	10	—
Foreign government bonds and obligations	251	28	(4)	275	—
Common stocks	8	11	—	19	5
Total	$28,741	$2,166	$(108)	$30,799	$8

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,750	$894	$(296)	$16,348	$3
Residential mortgage backed securities	5,933	106	(66)	5,973	(12)
Commercial mortgage backed securities	2,400	70	(14)	2,456	—
Asset backed securities	1,273	34	(11)	1,296	—
State and municipal obligations	2,105	213	(28)	2,290	—
U.S. government and agencies obligations	66	2	—	68	—
Foreign government bonds and obligations	218	17	(11)	224	—
Common stocks	7	11	—	18	5
Total	$27,752	$1,347	$(426)	$28,673	$(4)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of September 30, 2016 and December 31, 2015, investment securities with a fair value of $1.2 billion and $1.0 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $260 million and $478 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
At September 30, 2016 and December 31, 2015, fixed maturity securities comprised approximately 86% and 84%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2016 and December 31, 2015, the Company’s internal analysts rated $1.1 billion and $1.3 billion, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	September 30, 2016			December 31, 2015
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$8,669	$8,929	29%	$7,147	$7,289	25%
AA	1,764	2,032	7	1,732	1,930	7
A	5,124	5,725	19	5,131	5,507	19
BBB	11,551	12,466	40	12,052	12,353	43
Below investment grade	1,625	1,628	5	1,683	1,576	6
Total fixed maturities	$28,733	$30,780	100%	$27,745	$28,655	100%
At September 30, 2016 and December 31, 2015, approximately 49% and 53%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	45	$429	$(3)	41	$405	$(36)	86	$834	$(39)
Residential mortgage backed securities	90	1,412	(7)	181	1,382	(35)	271	2,794	(42)
Commercial mortgage backed securities	21	264	(1)	3	26	—	24	290	(1)
Asset backed securities	34	295	(6)	21	262	(3)	55	557	(9)
State and municipal obligations	18	34	—	3	118	(13)	21	152	(13)
Foreign government bonds and obligations	1	1	—	14	24	(4)	15	25	(4)
Total	209	$2,435	$(17)	263	$2,217	$(91)	472	$4,652	$(108)

Description of Securities	December 31, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	347	$5,150	$(220)	48	$454	$(76)	395	$5,604	$(296)
Residential mortgage backed securities	123	1,869	(16)	164	1,350	(50)	287	3,219	(66)
Commercial mortgage backed securities	58	695	(13)	4	49	(1)	62	744	(14)
Asset backed securities	50	455	(7)	14	254	(4)	64	709	(11)
State and municipal obligations	31	100	(1)	5	110	(27)	36	210	(28)
Foreign government bonds and obligations	9	39	(2)	15	27	(9)	24	66	(11)
Total	618	$8,308	$(259)	250	$2,244	$(167)	868	$10,552	$(426)
As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to a decrease in interest rates and a tightening of credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Beginning balance	$81	$85	$85	$98
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—	1	—
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	—	1
Reductions for securities sold during the period (realized)	—	—	(5)	(14)
Ending balance	$81	$85	$81	$85

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Gross realized gains	$10	$1	$24	$24
Gross realized losses	(3)	(4)	(12)	(10)
Other-than-temporary impairments	—	(7)	(1)	(8)
Total	$7	$(10)	$11	$6
Other-than-temporary impairments for the nine months ended September 30, 2016 primarily related to credit losses on asset backed securities. Other-than-temporary impairments for the three months and nine months ended September 30, 2015 primarily related to credit losses on corporate debt securities.
See Note 13 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity at September 30, 2016 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$877	$890
Due after one year through five years	7,423	7,886
Due after five years through 10 years	4,767	5,059
Due after 10 years	4,476	5,490
	17,543	19,325
Residential mortgage backed securities	6,759	6,862
Commercial mortgage backed securities	2,960	3,089
Asset backed securities	1,471	1,504
Common stocks	8	19
Total	$28,741	$30,799
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2016	2015
	(in millions)
Beginning balance	$32	$35
Charge-offs	(1)	(3)
Provisions	(1)	1
Ending balance	$30	$33

Individually evaluated for impairment	$2	$6
Collectively evaluated for impairment	28	27
The recorded investment in financing receivables by impairment method was as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Individually evaluated for impairment	$18	$34
Collectively evaluated for impairment	3,480	3,910
Total	$3,498	$3,944
As of September 30, 2016 and December 31, 2015, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $12 million and $21 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the three months ended September 30, 2016 and 2015, the Company purchased $22 million and $93 million, respectively, and sold nil and $9 million, respectively, primarily of syndicated loans. During the nine months ended September 30, 2016 and 2015, the Company purchased $65 million and $134 million, respectively, and sold $271 million and $16 million, respectively, of loans. The loans sold during the nine months ended September 30, 2016 consisted of consumer loans, which were sold in the first quarter of 2016. See below for additional discussion on the sale of these loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $7 million and $10 million as of September 30, 2016 and December 31, 2015, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil and 1% of total commercial mortgage loans at September 30, 2016 and December 31, 2015, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in millions)
East North Central	$202	$211	7%	8%
East South Central	76	74	3	3
Middle Atlantic	199	210	7	8
Mountain	260	248	10	9
New England	100	123	4	4
Pacific	721	741	27	27
South Atlantic	770	782	29	28
West North Central	226	229	8	8
West South Central	128	137	5	5
	2,682	2,755	100%	100%
Less: allowance for loan losses	21	21
Total	$2,661	$2,734

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in millions)
Apartments	$492	$504	18%	18%
Hotel	43	35	1	1
Industrial	447	459	17	17
Mixed use	37	35	1	1
Office	496	541	19	20
Retail	961	984	36	36
Other	206	197	8	7
	2,682	2,755	100%	100%
Less: allowance for loan losses	21	21
Total	$2,661	$2,734
Syndicated Loans
The recorded investment in syndicated loans at September 30, 2016 and December 31, 2015 was $499 million and $553 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both September 30, 2016 and December 31, 2015 were $6 million.
Consumer Loans
The recorded investment in consumer loans at September 30, 2016 and December 31, 2015 was $317 million and $636 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of both September 30, 2016 and December 31, 2015, approximately 4% of consumer loans had FICO scores below 640. As of September 30, 2016 and December 31, 2015, nil and approximately 2%, respectively, of the Company’s consumer loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 52% and 37% of the portfolio as of September 30, 2016 and December 31, 2015, respectively, and in Colorado and Washington representing 19% and 13%, respectively, of the portfolio as of September 30, 2016. No other state represents more than 10% of the total consumer loan portfolio.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

On March 30, 2016, the Company sold $271 million of its consumer loans to a third party. The Company received cash proceeds of $260 million and recognized a loss of $11 million.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of September 30, 2016 and December 31, 2015. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2016 and 2015. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact of unlocking in the third quarter of 2016 primarily reflected continued low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company’s review of its closed LTC business resulted in loss recognition due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The impact of unlocking in the third quarter of 2015 primarily reflected the difference between the Company’s previously assumed interest rates versus the low interest rate environment partially offset by improved persistency.
The balances of and changes in DAC were as follows:

	2016		2015
	(in millions)
Balance at January 1	$2,725		$2,608
Capitalization of acquisition costs	274	(1)	264
Amortization, excluding the impact of valuation assumptions review	(279)		(296)
Amortization, impact of valuation assumptions review	(81)		(6)
Impact of change in net unrealized securities (gains) losses	(105)		64
Balance at September 30	$2,534		$2,634
(1) Includes a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with the loss recognition on LTC business.

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2016	2015
	(in millions)
Balance at January 1	$335	$362
Capitalization of sales inducement costs	4	3
Amortization, excluding the impact of valuation assumptions review	(32)	(44)
Amortization, impact of valuation assumptions review	4	1
Impact of change in net unrealized securities (gains) losses	(14)	10
Balance at September 30	$297	$332

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Policyholder account balances
Fixed annuities	$10,729	$11,239
Variable annuity fixed sub-accounts	5,152	4,912
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,978	2,897
Indexed universal life (“IUL”) insurance	975	808
Other life insurance	766	794
Total policyholder account balances	20,600	20,650

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,113	1,057
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	8	—
Other annuity liabilities	143	31
Fixed annuities life contingent liabilities	1,496	1,501
Equity indexed annuities (“EIA”)	26	27
Life, disability income and long term care insurance	5,561	5,112
VUL/UL and other life insurance additional liabilities	598	452
Total future policy benefits	9,945	8,180
Policy claims and other policyholders’ funds	924	869
Total policyholder account balances, future policy benefits and claims	$31,469	$29,699
Separate account liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Variable annuity	$70,715	$69,333
VUL insurance	6,710	6,637
Other insurance	33	34
Threadneedle investment liabilities	4,053	4,345
Total	$81,511	$80,349
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2016				December 31, 2015
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$56,748	$54,787	$144	65	$54,716	$52,871	$297	65
Five/six-year reset	9,052	6,371	23	66	9,307	6,731	78	65
One-year ratchet	6,614	6,237	80	67	6,747	6,379	266	67
Five-year ratchet	1,587	1,527	5	64	1,613	1,556	20	63
Other	954	932	73	71	887	869	82	71
Total — GMDB	$74,955	$69,854	$325	65	$73,270	$68,406	$743	65
GGU death benefit	$1,063	$1,011	$111	68	$1,056	$1,004	$113	67
GMIB	$251	$233	$12	68	$270	$251	$17	68
GMWB:
GMWB	$2,805	$2,796	$2	70	$3,118	$3,109	$2	69
GMWB for life	39,652	39,508	356	66	37,301	37,179	330	66
Total — GMWB	$42,457	$42,304	$358	66	$40,419	$40,288	$332	66
GMAB	$3,689	$3,681	$14	59	$4,018	$4,006	$31	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2016		December 31, 2015
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,339	64	$6,601	63
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	9	—	580	72	70
Paid claims	(3)	—	—	—	(19)
Balance at September 30, 2015	$15	$7	$1,273	$31	$314

Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	10	—	1,056	9	99
Paid claims	(7)	—	—	(1)	(18)
Balance at September 30, 2016	$17	$8	$2,113	$8	$413
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2016	December 31, 2015
	(in millions)
Mutual funds:
Equity	$40,872	$39,806
Bond	23,875	23,700
Other	5,426	5,241
Total mutual funds	$70,173	$68,747
9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	—	2.9	—
Junior subordinated notes due 2066	—	245	—	7.5
Capitalized lease obligations	52	60
Other(1)	32	37
Total long-term debt	2,934	2,692

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150	150	0.6	0.5
Repurchase agreements	50	50	0.7	0.5
Total short-term borrowings	200	200
Total	$3,134	$2,892
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
On August 11, 2016, the Company issued $500 million of unsecured senior notes due September 15, 2026, and incurred debt issuance costs of $4 million. Interest payments are due semi-annually in arrears on March 15 and September 15, commencing on March 15, 2017.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of September 30, 2016 and December 31, 2015, the Company has pledged $31 million and $30 million, respectively, of agency residential mortgage backed securities and $21 million and $22 million, respectively, of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than two months and less than one month as of September 30, 2016 and December 31, 2015, respectively. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $751 million and $290 million at September 30, 2016 and December 31, 2015, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2016 and December 31, 2015. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company has an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the underlying credit agreement for the facility, the Company may increase the amount of this facility up to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility at both September 30, 2016 and December 31, 2015 and outstanding letters of credit issued against this facility were $1 million as of September 30, 2016. The Company’s credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both September 30, 2016 and December 31, 2015.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$30	$2,661	$—	$2,691
Available-for-Sale securities:
Corporate debt securities	—	15,210	1,342	16,552
Residential mortgage backed securities	—	6,577	285	6,862
Commercial mortgage backed securities	—	3,056	33	3,089
Asset backed securities	—	1,339	165	1,504
State and municipal obligations	—	2,488	—	2,488
U.S. government and agencies obligations	9	1	—	10
Foreign government bonds and obligations	—	275	—	275
Common stocks	4	10	—	14
Common stocks measured at NAV				5	(1)
Total Available-for-Sale securities	13	28,956	1,825	30,799
Trading securities	5	28	—	33
Separate account assets measured at NAV				81,511	(1)
Investments segregated for regulatory purposes	201	—	—	201
Other assets:
Interest rate derivative contracts	2	3,645	—	3,647
Equity derivative contracts	58	1,394	—	1,452
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	5	70	—	75
Other derivative contracts	—	3	—	3
Total other assets	65	5,113	—	5,178
Total assets at fair value	$314	$36,758	$1,825	$120,413

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	438	438
GMWB and GMAB embedded derivatives	—	—	1,756	1,756	(2)
Total policyholder account balances, future policy benefits and claims	—	5	2,194	2,199	(3)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	1,663	—	1,663
Equity derivative contracts	2	1,874	—	1,876
Foreign exchange derivative contracts	1	34	—	35
Other derivative contracts	1	103	—	104
Other	9	8	13	30
Total other liabilities	13	3,682	13	3,708
Total liabilities at fair value	$13	$3,695	$2,207	$5,915
(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.8 billion of individual contracts in a liability position and $73 million of individual contracts in an asset position.

(3)	The Company’s adjustment for nonperformance risk resulted in a $764 million cumulative decrease to the embedded derivatives.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$80	$1,918	$—	$1,998
Available-for-Sale securities:
Corporate debt securities	—	14,923	1,425	16,348
Residential mortgage backed securities	—	5,755	218	5,973
Commercial mortgage backed securities	—	2,453	3	2,456
Asset backed securities	—	1,134	162	1,296
State and municipal obligations	—	2,290	—	2,290
U.S. government and agencies obligations	33	35	—	68
Foreign government bonds and obligations	—	224	—	224
Common stocks	5	8	—	13
Common stocks measured at NAV				5	(1)
Total Available-for-Sale securities	38	26,822	1,808	28,673
Trading securities	6	18	—	24
Separate account assets measured at NAV				80,349	(1)
Investments segregated for regulatory purposes	401	—	—	401
Other assets:
Interest rate derivative contracts	—	1,940	—	1,940
Equity derivative contracts	92	1,495	—	1,587
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	2	54	—	56
Other derivative contracts	—	2	—	2
Total other assets at fair value and NAV	94	3,493	—	3,587
Total assets	$619	$32,251	$1,808	$115,032

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	364	364
GMWB and GMAB embedded derivatives	—	—	851	851	(2)
Total policyholder account balances, future policy benefits and claims	—	5	1,215	1,220	(3)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	—	969	—	969
Equity derivative contracts	47	1,946	—	1,993
Foreign exchange derivative contracts	2	16	—	18
Other derivative contracts	—	96	—	96
Other	1	12	—	13
Total other liabilities	50	3,039	—	3,089
Total liabilities at fair value	$50	$3,048	$1,215	$4,313

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2016	$1,350	$153	$—	$178	$1,681		$2
Total gains (losses) included in:
Net income	—	—	—	1	1	(1)	(2)	(2)
Other comprehensive loss	(2)	1	—	1	—		—
Purchases	20	144	33	12	209		—
Settlements	(26)	(14)	—	—	(40)		—
Transfers out of Level 3	—	1	—	(27)	(26)		—
Balance, September 30, 2016	$1,342	$285	$33	$165	$1,825		$—

Changes in unrealized losses relating to assets held at September 30, 2016 included in:
Benefits, claims, losses and settlement expenses	$—	$—	$—	$—	$—		$(2)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2016	$408		$1,965		$2,373	$—
Total (gains) losses included in:
Net income	12	(1)	(280)	(2)	(268)	—
Issues	25		77		102	13
Settlements	(7)		(6)		(13)	—
Balance, September 30, 2016	$438		$1,756		$2,194	$13

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2016 included in:
Interest credited to fixed accounts	$12		$—		$12	$—
Benefits, claims, losses and settlement expenses	—		(267)		(267)	—
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities						Trading Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2015	$1,509	$279	$44	$135	$1,967		$1
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)	(1)	(1)
Other comprehensive loss	(3)	(1)	—	2	(2)		—
Purchases	124	93	—	5	222		—
Settlements	(90)	(14)	(2)	(8)	(114)		—
Transfers out of Level 3	—	(71)	(37)	(13)	(121)		—
Balance, September 30, 2015	$1,539	$286	$5	$122	$1,952		$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2015 included in:
Net investment income	$(1)	$—	$—	$1	$—		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2015	$292		$235		$527
Total (gains) losses included in:
Net income	(1)	(1)	805	(2)	804
Issues	31		69		100
Settlements	(5)		(2)		(7)
Balance, September 30, 2015	$317		$1,107		$1,424

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2015 included in:
Interest credited to fixed accounts	$(1)		$—		$(1)
Benefits, claims, losses and settlement expenses	—		811		811
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,425	$218	$3	$162	$1,808		$—
Cumulative effect of change in accounting policies	—	—	—	21	21		—
Total gains (losses) included in:
Net income	(2)	—	—	—	(2)	(1)	(2)	(2)
Other comprehensive income	29	—	—	(5)	24		—
Purchases	34	144	42	28	248		2
Settlements	(144)	(53)	(3)	(1)	(201)		—
Transfers into Level 3	—	—	—	12	12		—
Transfers out of Level 3	—	(24)	(9)	(52)	(85)		—
Balance, September 30, 2016	$1,342	$285	$33	$165	$1,825		$—

Changes in unrealized losses relating to assets held at September 30, 2016 included in:
Net investment income	$(1)	$—	$—	$—	$(1)		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—		(2)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215	$—
Total losses included in:
Net income	8	(1)	708	(2)	716	—
Issues	86		215		301	13
Settlements	(20)		(18)		(38)	—
Balance, September 30, 2016	$438		$1,756		$2,194	$13

Changes in unrealized losses relating to liabilities held at September 30, 2016 included in:
Interest credited to fixed accounts	$8		$—		$8	$—
Benefits, claims, losses and settlement expenses	—		830		830	—
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities							Trading Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2015	$1,518	$206	$91	$169	$2	$1,986		$1
Total gains (losses) included in:
Net income	(2)	—	—	1	—	(1)	(1)	(1)	(1)
Other comprehensive loss	(9)	(1)	—	2	—	(8)		—
Purchases	179	312	41	37	—	569		—
Settlements	(147)	(36)	(5)	(22)	—	(210)		—
Transfers into Level 3	—	—	6	—	—	6		—
Transfers out of Level 3	—	(195)	(128)	(65)	(2)	(390)		—
Balance, September 30, 2015	$1,539	$286	$5	$122	$—	$1,952		$—

Changes in unrealized (gains) losses relating to assets held at September 30, 2015 included in:
Net investment income	$(2)	$—	$—	$1	$—	$(1)		$—
(1) Included in net investment income in the Consolidated Statements of Operations.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	13	(1)	426	(2)	439
Issues	76		197		273
Settlements	(14)		5		(9)
Balance, September 30, 2015	$317		$1,107		$1,424

Changes in unrealized losses relating to liabilities held at September 30, 2015 included in:
Interest credited to fixed accounts	$13		$—		$13
Benefits, claims, losses and settlement expenses	—		438		438
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $8 million and $162 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2016 and 2015, respectively. The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $295 million and $154 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2016 and 2015, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,339	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.0%	1.4%
Asset backed securities	$14	Discounted cash flow	Annual short-term default rate	4.8%
			Annual long-term default rate	2.5%
			Discount rate	14.0%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.7%
IUL embedded derivatives	$438	Discounted cash flow	Nonperformance risk (1)	89 bps
GMWB and GMAB embedded derivatives	$1,756	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.1%	–	66.4%
			Market volatility (3)	5.4%	–	21.6%
			Nonperformance risk (1)	89 bps
Contingent consideration liability	$13	Discounted cash flow	Discount rate	9.0%

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,411	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	–	3.8%	1.6%
IUL embedded derivatives	$364	Discounted cash flow	Nonperformance risk (1)	68 bps
GMWB and GMAB embedded derivatives	$851	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.0%	–	59.1%
			Market volatility (3)	5.4%	–	21.5%
			Nonperformance risk (1)	68 bps

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) liability value. Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurement of the GMWB and GMAB embedded derivatives in

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

isolation would result in a significantly lower (higher) liability value. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution channel and whether the value of the guaranteed benefit exceeds the contract accumulation value.
Significant increases (decreases) in the discount rate used in the fair value measurement of the contingent consideration liability in isolation would result in a significantly (lower) higher fair value measurement.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at September 30, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
Securities sold but not yet purchased include highly liquid investments which are short-term in nature. Securities sold but not yet purchased are measured using amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization and are classified as Level 2.
In the third quarter of 2016, the Company recorded a contingent consideration liability for an earn-out related to the Company’s acquisition of Emerging Global Advisors, LLC. The earn-out is based on the net revenues generated by net flows of assets under management and will potentially be paid over a three year period beginning on the third anniversary of the acquisition date. The contingent consideration liability is recorded at fair value using a discounted cash flow model under multiple scenarios and includes an unobservable input. Given the use of an unobservable input, the fair value of the contingent consideration liability is classified as Level 3 within the fair value hierarchy.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,974	$—	$—	$3,090	$3,090
Policy and certificate loans	835	—	—	810	810
Receivables	1,468	115	1,358	3	1,476
Restricted and segregated cash	2,761	2,761	—	—	2,761
Other investments and assets	525	1	468	54	523

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,071	$—	$—	$12,083	$12,083
Investment certificate reserves	5,639	—	—	5,632	5,632
Brokerage customer deposits	3,806	3,806	—	—	3,806
Separate account liabilities measured at NAV	4,397				4,397	(1)
Debt and other liabilities	3,391	183	3,298	156	3,637

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,359	$—	$—	$3,372	$3,372
Policy and certificate loans	824	—	1	803	804
Receivables	1,471	148	1,322	3	1,473
Restricted and segregated cash	2,548	2,548	—	—	2,548
Other investments and assets	583	1	510	54	565

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,523	$—	$—	$12,424	$12,424
Investment certificate reserves	4,831	—	—	4,823	4,823
Brokerage customer deposits	3,802	3,802	—	—	3,802
Separate account liabilities measured at NAV	4,704				4,704	(1)
Debt and other liabilities	3,173	202	2,958	113	3,273

(1)	Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient. See Note 2 for further information.
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
The fair value of future funding commitments to affordable housing partnerships and other real estate partnerships is determined by discounting cash flows. The fair value of these commitments includes an adjustment for the Company’s nonperformance risk and is classified as Level 3 due to the use of the significant unobservable input.
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,054	$—	$4,054	$(2,496)	$(697)	$(856)	$5
OTC cleared	1,099	—	1,099	(875)	(223)	—	1
Exchange-traded	25	—	25	(2)	—	—	23
Total derivatives	5,178	—	5,178	(3,373)	(920)	(856)	29
Securities borrowed	115	—	115	(51)	—	(63)	1
Total	$5,293	$—	$5,293	$(3,424)	$(920)	$(919)	$30

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,129	$—	$3,129	$(2,331)	$(391)	$(320)	$87
OTC cleared	418	—	418	(314)	(102)	—	2
Exchange-traded	40	—	40	(3)	—	—	37
Total derivatives	3,587	—	3,587	(2,648)	(493)	(320)	126
Securities borrowed	148	—	148	(30)	—	(115)	3
Total	$3,735	$—	$3,735	$(2,678)	$(493)	$(435)	$129
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,721	$—	$2,721	$(2,496)	$(2)	$(205)	$18
OTC cleared	955	—	955	(875)	(80)	—	—
Exchange-traded	2	—	2	(2)	—	—	—
Total derivatives	3,678	—	3,678	(3,373)	(82)	(205)	18
Securities loaned	183	—	183	(51)	—	(128)	4
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,911	$—	$3,911	$(3,424)	$(82)	$(383)	$22

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,725	$—	$2,725	$(2,331)	$—	$(393)	$1
OTC cleared	345	—	345	(314)	(25)	—	6
Exchange-traded	6	—	6	(3)	(1)	—	2
Total derivatives	3,076	—	3,076	(2,648)	(26)	(393)	9
Securities loaned	203	—	203	(30)	—	(164)	9
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,329	$—	$3,329	$(2,678)	$(26)	$(607)	$18
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$54	$—	$675	$58	$—
Foreign exchange contracts	256	3	—	—	—	—
Total qualifying hedges	931	57	—	675	58	—

Derivatives not designated as hedging instruments
Interest rate contracts	75,028	3,593	1,663	63,798	1,882	969
Equity contracts	60,729	1,452	1,876	70,238	1,587	1,993
Credit contracts	1,073	1	—	600	2	—
Foreign exchange contracts	4,849	72	35	4,408	56	18
Other contracts	2,055	3	104	3,760	2	96
Total non-designated hedges	143,734	5,121	3,678	142,804	3,529	3,076

Embedded derivatives
GMWB and GMAB (4)	N/A	—	1,756	N/A	—	851
IUL	N/A	—	438	N/A	—	364
EIA	N/A	—	5	N/A	—	5
SMC	N/A	—	8	N/A	—	4
Total embedded derivatives	N/A	—	2,207	N/A	—	1,224
Total derivatives	$144,665	$5,178	$5,885	$143,479	$3,587	$4,300
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.4 billion and $1.6 billion at September 30, 2016 and December 31, 2015, respectively. See Note 11 for additional information related to master netting arrangements and cash collateral. See Note 3 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives at September 30, 2016 included $1.8 billion of individual contracts in a liability position and $73 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2015 included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.
At September 30, 2016 and December 31, 2015, investment securities with a fair value of $940 million and $323 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $670 million and $193 million, respectively, may be sold, pledged or rehypothecated by the Company. At September 30, 2016 and December 31, 2015, the Company had sold, pledged or rehypothecated $19 million and nil, respectively, of these securities. In addition, at September 30, 2016 and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2016
Interest rate contracts	$6	$—	$—	$—	$(13)	$—
Equity contracts	2	2	11	12	(357)	2
Credit contracts	—	—	—	—	(3)	—
Foreign exchange contracts	2	—	—	—	(12)	3
Other contracts	—	—	—	—	(28)	—
GMWB and GMAB embedded derivatives	—	—	—	—	209	—
IUL embedded derivatives	—	—	—	(5)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$10	$1	$11	$7	$(204)	$5

Nine Months Ended September 30, 2016
Interest rate contracts	$(54)	$—	$—	$—	$1,191	$—
Equity contracts	2	1	13	10	(518)	3
Credit contracts	—	—	—	—	(34)	—
Foreign exchange contracts	—	—	2	—	(66)	15
Other contracts	—	—	—	—	(36)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(905)	—
IUL embedded derivatives	—	—	—	12	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(52)	$—	$15	$22	$(368)	$18

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2015
Interest rate contracts	$(31)	$—	$—	$—	$536	$—
Equity contracts	—	(3)	(15)	(16)	328	(4)
Credit contracts	—	—	—	—	(10)	—
Foreign exchange contracts	—	—	—	—	6	(1)
Other contracts	—	—	—	—	3	—
GMWB and GMAB embedded derivatives	—	—	—	—	(872)	—
IUL embedded derivatives	—	—	—	6	—	—
EIA embedded derivatives	—	—	—	1	—	—
SMC embedded derivatives	—	2	—	—	—	—
Total loss	$(31)	$(1)	$(15)	$(9)	$(9)	$(5)

Nine Months Ended September 30, 2015
Interest rate contracts	$(32)	$—	$—	$—	$360	$—
Equity contracts	(2)	(2)	(9)	(17)	69	(3)
Credit contracts	—	—	—	—	(5)	—
Foreign exchange contracts	—	—	(2)	—	(2)	(1)
Other contracts	—	—	—	—	(4)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(628)	—
IUL embedded derivatives	—	—	—	1	—	—
EIA embedded derivatives	—	—	—	1	—	—
SMC embedded derivatives	—	2	—	—	—	—
Total loss	$(34)	$—	$(11)	$(15)	$(210)	$(4)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2016 (1)	$92	$31
2017	277	77
2018	233	132
2019	280	132
2020	198	59
2021 - 2027	831	206
Total	$1,911	$637
(1) 2016 amounts represent the amounts payable and receivable for the period from October 1, 2016 to December 31, 2016.
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
For the three months and nine months ended September 30, 2016 and 2015, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of September 30, 2016 that the Company expects to reclassify to earnings within the next twelve months is $4 million, which consists of $1 million of pretax gains to be recorded as a reduction to interest and debt expense and $5 million of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 20 years and relates to forecasted debt interest payments. See Note 13 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.

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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in millions)
Interest rate contracts	Interest and debt expense	$5	$8	$15	$24
Net Investment Hedges
During the second quarter of 2016, the Company entered into, and designated as net investment hedges in foreign operations, two forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months and nine months ended September 30, 2016, the Company recognized a gain of $6 million and $25 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At September 30, 2016 and December 31, 2015, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $185 million and $284 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2016 and December 31, 2015 was $170 million and $283 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at September 30, 2016 and December 31, 2015 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $15 million and $1 million, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2016			2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities losses:
Net unrealized securities gains (losses) arising during the period (1)	$82	$(31)	$51	$(117)	$41	$(76)
Reclassification of net securities (gains) losses included in net income (2)	(8)	4	(4)	10	(4)	6
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(114)	39	(75)	78	(27)	51
Net unrealized securities losses	(40)	12	(28)	(29)	10	(19)

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3) (4)	1	—	1	1	—	1
Net unrealized derivatives gains	1	—	1	1	—	1

Defined benefit plans:
Net loss arising during the period	—	—	—	—	—	—
Defined benefit plans	—	—	—	—	—	—

Foreign currency translation	(26)	10	(16)	(32)	11	(21)
Other comprehensive loss attributable to Ameriprise Financial	(65)	22	(43)	(60)	21	(39)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	(67)	23	(44)
Total other comprehensive loss	$(65)	$22	$(43)	$(127)	$44	$(83)

	Nine Months Ended September 30,
	2016			2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$1,134	$(398)	$736	$(562)	$197	$(365)
Reclassification of net securities gains included in net income (2)	(12)	5	(7)	(6)	2	(4)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(533)	186	(347)	281	(98)	183
Net unrealized securities gains (losses)	589	(207)	382	(287)	101	(186)

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3) (4)	4	(1)	3	1	—	1
Net unrealized derivatives gains	4	(1)	3	1	—	1

Defined benefit plans:
Net loss arising during the period	9	(3)	6	—	—	—
Defined benefit plans	9	(3)	6	—	—	—

Foreign currency translation	(85)	30	(55)	(25)	9	(16)
Other comprehensive income (loss) attributable to Ameriprise Financial	517	(181)	336	(311)	110	(201)
Other comprehensive loss attributable to noncontrolling interests	—	—	—	(52)	18	(34)
Total other comprehensive income (loss)	$517	$(181)	$336	$(363)	$128	$(235)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes nil and $1 million pretax gain reclassified to interest and debt expense for the three months ended September 30, 2016 and 2015, respectively, and a $1 million and $2 million pretax loss reclassified to net investment income for the three months ended September 30, 2016 and 2015, respectively.
(4) Includes $1 million and $3 million pretax gain reclassified to interest and debt expense for the nine months ended September 30, 2016 and 2015, respectively, and a $4 million pretax loss reclassified to net investment income for both the nine months ended September 30, 2016 and 2015.
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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Defined Benefit Plans	Foreign Currency Translation	Total
	(in millions)
Balance, July 1, 2016	$842		$3	$(85)	$(122)	$638
OCI before reclassifications	(24)		—	—	(16)	(40)
Amounts reclassified from AOCI	(4)		1	—	—	(3)
OCI attributable to Ameriprise Financial	(28)		1	—	(16)	(43)
Balance, September 30, 2016	$814	(1)	$4	$(85)	$(138)	$595

Balance, January 1, 2016	$426		$1	$(91)	$(83)	$253
Cumulative effect of change in accounting policies	6		—	—	—	6
Balance, January 1, 2016, as adjusted	432		1	(91)	(83)	259
OCI before reclassifications	389		—	—	(55)	334
Amounts reclassified from AOCI	(7)		3	6	—	2
OCI attributable to Ameriprise Financial	382		3	6	(55)	336
Balance, September 30, 2016	$814	(1)	$4	$(85)	$(138)	$595

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Defined Benefit Plans	Foreign Currency Translation	Total
	(in millions)
Balance, July 1, 2015	$619		$—	$(71)	$(48)	$500
OCI before reclassifications	(25)		—	—	(5)	(30)
Amounts reclassified from AOCI	6		1	—	(16)	(9)
OCI attributable to Ameriprise Financial	(19)		1	—	(21)	(39)
Balance, September 30, 2015	$600	(1)	$1	$(71)	$(69)	$461

Balance, January 1, 2015	$786		$—	$(71)	$(53)	$662
OCI before reclassifications	(182)		—	—	—	(182)
Amounts reclassified from AOCI	(4)		1	—	(16)	(19)
OCI attributable to Ameriprise Financial	(186)		1	—	(16)	(201)
Balance, September 30, 2015	$600	(1)	$1	$(71)	$(69)	$461
(1) Includes $5 million and $6 million of noncredit related impairments on securities and net unrealized securities gains on previously impaired securities at September 30, 2016 and September 30, 2015, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

For the nine months ended September 30, 2016 and 2015, the Company repurchased a total of 13.7 million shares and 9.8 million shares, respectively, of its common stock for an aggregate cost of $1.3 billion and $1.2 billion, respectively. In April 2014, the Company's Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through April 28, 2016, which was exhausted in the three months ended March 31, 2016. In December 2015, the Company’s Board of Directors authorized additional expenditures of up to $2.5 billion of the Company’s common stock through December 31, 2017. As of September 30, 2016, the Company had $1.3 billion remaining under its share repurchase authorization.
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
For the nine months ended September 30, 2016 and 2015, the Company reacquired 0.3 million shares and 0.4 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $29 million and $48 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2016 and 2015, the Company reacquired 0.3 million shares and 0.7 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $31 million and $89 million, respectively.
During the nine months ended September 30, 2016 and 2015, the Company reissued 0.9 million and 1.0 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
14.  Income Taxes
The Company’s effective tax rate was 9.7% and 24.1% for the three months ended September 30, 2016 and 2015, respectively. The Company’s effective tax rate was 18.6% and 23.0% for the nine months ended September 30, 2016 and 2015, respectively. The Company’s effective tax rates for the three months and nine months ended September 30, 2016 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, and lower taxes on net income from foreign subsidiaries. The decrease in the effective tax rate for the three months and nine months ended September 30, 2016 compared to the prior year periods is primarily due to lower pretax income.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $14 million, net of federal benefit, which will expire beginning December 31, 2016.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $11 million at both September 30, 2016 and December 31, 2015.
As of September 30, 2016 and December 31, 2015, the Company had $115 million and $161 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $47 million and $57 million, net of federal tax benefits, of unrecognized tax benefits at September 30, 2016 and December 31, 2015, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $65 million to $75 million in the next 12 months primarily due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net decrease of $44 million in interest and penalties for the three months and nine months ended September 30, 2016, respectively. The Company recognized a net increase of $1 million and $3 million in interest and penalties for the three months and nine months ended September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, the Company had a payable of $7 million and $51 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS has completed its examinations of the 1997 through 2011 tax returns and these years are effectively settled;

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

however, the statutes of limitation, except for 2007, remain open for certain carryover adjustments. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 and 2013. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2014. State income tax examinations prior to 2005 are effectively settled; however, the statutes of limitation are open in certain jurisdictions back to 1997 due to potential carryover adjustments related to the IRS audit.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both September 30, 2016 and December 31, 2015, the estimated liability was $13 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, FINRA, the OCC, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, exchange traded funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance and annuity claims; security of client information; trading activity; performance advertising and product disclosures; and transaction monitoring systems and controls. The Company is also responding to regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The number of reviews and investigations has increased in recent years with regard to many firms in the financial services industry, including Ameriprise Financial. The Company has cooperated and will continue to cooperate with the applicable regulators.
These legal and regulatory proceedings and disputes are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss. The Company cannot predict with certainty if, how or when any such proceedings will be initiated or resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing unsettled legal questions relevant to the proceedings in question, before a loss or range of loss can be reasonably estimated for any proceeding. An adverse outcome in one or more proceeding could eventually result in adverse judgments, settlements, fines, penalties or other sanctions, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Numerator:
Net income attributable to Ameriprise Financial	$215	$397	$914	$1,205

Denominator:
Basic: Weighted-average common shares outstanding	164.0	180.4	168.3	183.5
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.8	2.3	1.8	2.5
Diluted: Weighted-average common shares outstanding	165.8	182.7	170.1	186.0

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$1.31	$2.20	$5.43	$6.57
Diluted	$1.30	$2.17	$5.37	$6.48
The calculation of diluted earnings per share excludes the incremental effect of 2.9 million and 1.7 million options as of September 30, 2016 and 2015, respectively, due to their anti-dilutive effect.

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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2016	December 31, 2015
	(in millions)
Advice & Wealth Management	$11,996	$11,338
Asset Management	7,436	7,931
Annuities	97,006	94,002
Protection	22,212	20,755
Corporate & Other	4,973	11,293
Total assets	$143,623	$145,319

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,272	$1,245	$3,720	$3,747
Asset Management	740	782	2,203	2,421
Annuities	631	632	1,846	1,914
Protection	679	586	1,891	1,776
Corporate & Other	(15)	(4)	(20)	(12)
Eliminations (1)(2)	(353)	(366)	(1,042)	(1,090)
Total segment operating revenues	2,954	2,875	8,598	8,756
Net realized gains (losses)	6	(10)	(5)	5
Revenues attributable to CIEs	27	43	77	333
Market impact on IUL benefits, net	6	9	18	5
Market impact of hedges on investments	5	(31)	(54)	(32)
Total net revenues per consolidated statements of operations (3)(4)	$2,998	$2,886	$8,634	$9,067
(1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2016 and 2015 in each segment as follows: Advice & Wealth Management ($244 and $259, respectively); Asset Management ($12 and $11, respectively); Annuities ($85 and $85, respectively); Protection ($12 and $10, respectively); and Corporate & Other (nil and $1, respectively).
(2) Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2016 and 2015 in each segment as follows: Advice & Wealth Management ($727 and $770, respectively); Asset Management ($33 and $33, respectively); Annuities ($247 and $255, respectively); Protection ($34 and $31, respectively); and Corporate & Other ($1 and $1, respectively).
(3) Includes foreign net revenues of $162 million and $230 million for the three months ended September 30, 2016 and 2015, respectively.
(4) Includes foreign net revenues of $500 million and $756 million for the nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating earnings:
Advice & Wealth Management	$231	$219	$657	$649
Asset Management	155	180	452	568
Annuities	(68)	176	202	498
Protection	11	25	117	148
Corporate & Other	(72)	(42)	(198)	(161)
Total segment operating earnings	257	558	1,230	1,702
Net realized gains (losses)	6	(10)	(5)	5
Net income (loss) attributable to CIEs	—	(45)	(1)	102
Market impact on variable annuity guaranteed benefits, net	(37)	(5)	(78)	(75)
Market impact on IUL benefits, net	7	(1)	31	(2)
Market impact of hedges on investments	5	(31)	(54)	(32)
Integration and restructuring charges	—	(3)	—	(4)
Pretax income per consolidated statements of operations	$238	$463	$1,123	$1,696

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with $796 billion in assets under management and administration as of September 30, 2016.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in our 2015 10-K, “Item 1A. Risk Factors” in our Form 10-Q for the quarterly period ended March 31, 2016 filed with the SEC on May 5, 2016, “Item 1A. Risk Factors” in our Form 10-Q for the quarterly period ended June 30, 2016 filed with the SEC on August 1, 2016, this Form 10-Q and other factors as discussed herein.
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
In the third quarter of the year, we updated our market-related inputs and implemented model changes related to our living benefit valuation. In addition, we conducted our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. Our unlocking process also impacts premium deficiency testing for certain insurance products. The unfavorable unlocking impact in the third quarter of 2016 primarily reflected continued low interest rates and higher persistency on living benefit contracts that more than offset benefits from persistency on annuity contracts without living benefits, an update to market-related inputs related to our living benefit valuation and other model updates. Our long-term interest rate assumption remains unchanged, but we extended the period it would take for rates to reach our long term level from 3.5 years to 5.5 years. In addition, our review of our closed long term care (“LTC”) business in the third quarter of 2016 resulted in a loss recognition of $31 million due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The $31 million is comprised of $58 million of amortization of DAC and the release of the related deferred reinsurance liability of $27 million. The favorable unlocking impact in the third quarter of 2015 primarily reflected improved policyholder behavior, an update to market-related inputs related to our living benefit valuation and model changes that more than offset the difference between our previously assumed interest rates versus the low interest rate environment. Our review of our LTC business in the third quarter of 2015 resulted in no loss recognition as better-than-expected premium increases, which were reflected in our projections, offset higher morbidity and lower interest rates. See

AMERIPRISE FINANCIAL, INC.

our Consolidated and Segment Results of Operations sections below for the pretax impacts on our revenues and expenses attributable to unlocking and additional discussion of the drivers of the unlocking impact.
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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Total net revenues	$2,998	$2,886	$8,634	$9,067
Less: Revenue attributable to CIEs	27	43	77	333
Less: Net realized gains (losses)	6	(10)	(5)	5
Less: Market impact on indexed universal life benefits	6	9	18	5
Less: Market impact of hedges on investments	5	(31)	(54)	(32)
Operating total net revenues	$2,954	$2,875	$8,598	$8,756

AMERIPRISE FINANCIAL, INC.

	Three Months Ended September 30,		Per Diluted Share
			Three Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net income attributable to Ameriprise Financial	$215	$397	$1.30	$2.17
Add: Integration/restructuring charges (1)	—	3	—	0.02
Add: Market impact on variable annuity guaranteed benefits (1)	37	5	0.22	0.03
Add: Market impact on indexed universal life benefits (1)	(7)	1	(0.04)	0.01
Add: Market impact of hedges on investments (1)	(5)	31	(0.03)	0.17
Less: Net realized gains (losses) (1)	6	(10)	0.04	(0.05)
Tax effect of adjustments (2)	(7)	(18)	(0.04)	(0.10)
Operating earnings	$227	$429	$1.37	$2.35

Weighted average common shares outstanding:
Basic	164.0	180.4
Diluted	165.8	182.7
(1) Pretax operating adjustments.
(2) Calculated using the statutory tax rate of 35%.

	Nine Months Ended September 30,		Per Diluted Share
			Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net income attributable to Ameriprise Financial	$914	$1,205	$5.37	$6.48
Less: Net loss attributable to CIEs	(1)	—	(0.01)	—
Add: Integration/restructuring charges (1)	—	4	—	0.02
Add: Market impact on variable annuity guaranteed benefits (1)	78	75	0.46	0.40
Add: Market impact on indexed universal life benefits (1)	(31)	2	(0.18)	0.01
Add: Market impact of hedges on investments (1)	54	32	0.31	0.17
Less: Net realized gains (losses) (1)	(5)	5	(0.03)	0.03
Tax effect of adjustments (2)	(37)	(38)	(0.22)	(0.20)
Operating earnings	$984	$1,275	$5.78	$6.85

Weighted average common shares outstanding:
Basic	168.3	183.5
Diluted	170.1	186.0
(1) Pretax operating adjustments.
(2) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended September 30,
	2016	2015
	(in millions)
Net income attributable to Ameriprise Financial	$1,271	$1,630
Less: Loss from discontinued operations, net of tax	—	(1)
Net income from continuing operations attributable to Ameriprise Financial	1,271	1,631
Less: Adjustments (1)	(154)	(84)
Operating earnings	$1,425	$1,715

Total Ameriprise Financial, Inc. shareholders’ equity	$7,165	$8,017
Less: Accumulated other comprehensive income, net of tax	478	615
Total Ameriprise Financial, Inc. shareholders’ equity from continuing operations, excluding AOCI	6,687	7,402
Less: Equity impacts attributable to CIEs	62	250
Operating equity	$6,625	$7,152

Return on equity from continuing operations, excluding AOCI	19.0%	22.0%
Operating return on equity, excluding AOCI (2)	21.5%	24.0%
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
The following table presents detail regarding our AUM and AUA:

	September 30,
	2016	2015	Change
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$196.2	$173.0	$23.2	13%
Asset Management AUM	467.8	471.1	(3.3)	(1)
Corporate & Other AUM	0.3	0.7	(0.4)	(57)
Eliminations	(24.7)	(22.2)	(2.5)	(11)
Total Assets Under Management	639.6	622.6	17.0	3
Total Assets Under Administration	156.0	143.2	12.8	9
Total AUM and AUA	$795.6	$765.8	$29.8	4%
Total AUM increased $17.0 billion, or 3%, to $639.6 billion as of September 30, 2016 compared to $622.6 billion as of September 30, 2015 reflecting a $23.2 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation, partially offset by a $3.3 billion decrease in Asset Management AUM driven by net outflows and the negative impact of foreign currency translation, partially offset by market appreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended September 30, 2016 and 2015
The following table presents our consolidated results of operations:

	Three Months Ended September 30,
	2016	2015	Change
	(in millions)
Revenues
Management and financial advice fees	$1,464	$1,465	$(1)	—%
Distribution fees	455	451	4	1
Net investment income	387	321	66	21
Premiums	374	360	14	4
Other revenues	330	296	34	11
Total revenues	3,010	2,893	117	4
Banking and deposit interest expense	12	7	5	71
Total net revenues	2,998	2,886	112	4
Expenses
Distribution expenses	798	806	(8)	(1)
Interest credited to fixed accounts	161	171	(10)	(6)
Benefits, claims, losses and settlement expenses	855	471	384	82
Amortization of deferred acquisition costs	163	133	30	23
Interest and debt expense	52	98	(46)	(47)
General and administrative expense	731	744	(13)	(2)
Total expenses	2,760	2,423	337	14
Pretax income	238	463	(225)	(49)
Income tax provision	23	111	(88)	(79)
Net income	215	352	(137)	(39)
Less: Net loss attributable to noncontrolling interests	—	(45)	45	NM
Net income attributable to Ameriprise Financial	$215	$397	$(182)	(46)%
NM Not Meaningful.
Overall
Pretax income decreased $225 million, or 49%, to $238 million for the three months ended September 30, 2016 compared to $463 million for the prior year period primarily due to the impact of unlocking, asset management net outflows, a $21 million increase in catastrophe losses, the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and an unfavorable $29 million LTC reserve correction in the third quarter of 2016, partially offset by market appreciation, a $36 million favorable change in the market impact of hedges on investments, favorable development in prior year auto and home reserves as well as improved current year loss performance, the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance and a $45 million decrease in net loss from CIEs.
Net loss from CIEs was nil for the three months ended September 30, 2016 compared to $45 million for the prior year period primarily reflecting the deconsolidation of CIEs effective January 1, 2016. As we elected the measurement alternative for the remaining consolidated CLOs as of January 1, 2016, the carrying value of the CIE debt is set equal to the fair value of the CIE assets and therefore the changes in the fair value of assets and liabilities related to CIEs is nil for the three months ended September 30, 2016.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $37 million for the three months ended September 30, 2016 compared to an expense of $5 million for the prior year period.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $14 million ($8 million for DAC, $2 million for DSIC and $4 million for insurance features in non-traditional long duration contracts) for the three months ended September 30, 2016 reflecting favorable equity market and bond fund returns compared to an expense of $36 million ($25 million

AMERIPRISE FINANCIAL, INC.

for DAC, $6 million for DSIC and $5 million for insurance features in non-traditional long duration contracts) for the prior year period reflecting unfavorable equity market and bond fund returns.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Pretax Increase (Decrease)	2016	2015
	(in millions)
Premiums	$—	$(3)
Other revenues	64	8
Total revenues	64	5

Distribution expenses	(27)	—
Benefits, claims, losses and settlement expenses	229	(58)
Amortization of DAC	81	15
Total expenses	283	(43)
Total (1)	$(219)	$48
(1) Includes a $16 million and $6 million net benefit related to the market impact on variable annuity guaranteed benefits and indexed universal life benefits for the three months ended September 30, 2016 and 2015, respectively.

Net Revenues
Net revenues increased $112 million, or 4%, to $3.0 billion for the three months ended September 30, 2016 compared to $2.9 billion for the prior year period primarily due to increases in net investment income and other revenues. Net revenues for the three months ended September 30, 2016 included $27 million of CIE revenues compared to $43 million for the prior year period primarily reflecting the CIE deconsolidation.
Net investment income increased $66 million, or 21%, to $387 million for the three months ended September 30, 2016 compared to $321 million for the prior year period primarily due to an increase in CIE net investment income, the market impact of hedges on investments, and net realized investment gains (losses), partially offset by a $10 million impairment on an affordable housing investment in the third quarter of 2016 to align it with the remaining tax benefit cash flows. Net realized investment gains were $6 million for the the third quarter of 2016 compared to net realized investment losses of $10 million for the prior year period. The market impact of hedges on investments was a gain of $5 million for the third quarter of 2016 compared to a loss of $31 million for the prior year period. Net investment income for the three months ended September 30, 2016 included $31 million of CIE net investment income compared to $2 million for the prior year period.
Other revenues increased $34 million, or 11%, to $330 million for the three months ended September 30, 2016 compared to $296 million for the prior year period primarily due to the impact of unlocking, higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates and a $9 million unfavorable impact related to a life reinsurance premium correction in the prior year period, partially offset by a $56 million decrease in CIE other revenues reflecting the CIE deconsolidation. Other revenues for the third quarter of 2016 included a $64 million favorable impact from unlocking compared to an $8 million favorable impact in the prior year period. The primary driver of the unlocking impact to other revenues for the third quarter of 2016 was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year period was a positive impact from model updates related to our indexed universal life product, partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses increased $337 million, or 14%, to $2.8 billion for the three months ended September 30, 2016 compared to $2.4 billion for the prior year period primarily due to the impact of unlocking, partially offset by the CIE deconsolidation. Expenses for the three months ended September 30, 2016 included $27 million of CIE expenses compared to $88 million for the prior year period primarily reflecting the CIE deconsolidation.
Distribution expenses decreased $8 million, or 1%, to $798 million for the three months ended September 30, 2016 compared to $806 million for the prior year period driven by a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with loss recognition testing of LTC insurance products in the third quarter of 2016, partially offset by higher compensation-related expense.
Interest credited to fixed accounts decreased $10 million, or 6%, to $161 million for the three months ended September 30, 2016 compared to $171 million for the prior year period primarily due to lower average fixed annuity account balances and the market impact on indexed universal life benefits, net of hedges, partially offset by higher average variable annuities fixed sub-account balances. The market impact on indexed universal life benefits, net of hedges was a benefit of $5 million for the three months ended

AMERIPRISE FINANCIAL, INC.

September 30, 2016 compared to an expense of $4 million for the prior year period. Average fixed annuity account balances decreased $789 million, or 7%, to $10.2 billion for the three months ended September 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Average variable annuities fixed sub-account balances increased $213 million, or 4%, to $5.1 billion for the three months ended September 30, 2016 compared to the prior year period.
Benefits, claims, losses and settlement expenses increased $384 million, or 82%, to $855 million for the three months ended September 30, 2016 compared to $471 million for the prior year period primarily reflecting the following items:

•
The three months ended September 30, 2016 included a $229 million expense from unlocking compared to a $58 million benefit in the prior year period. The unlocking impact for the third quarter of 2016 primarily reflected continued low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to our living benefit valuation. The unlocking impact for the prior year period primarily reflected an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the low interest rate environment.

•	A $29 million increase in LTC reserves from a correction related to our claim utilization assumption in the third quarter of 2016.

•	A $13 million decrease in expense in the third quarter of 2015 related to a LTC future loss reserve adjustment.

•
An $8 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
A $17 million decrease in expense due to the impact on DSIC and insurance features in non-traditional long duration contracts from actual versus expected market performance based on our view of bond and equity performance. This impact was a benefit of $6 million for the third quarter of 2016 compared to an expense of $11 million for the prior year period reflecting favorable equity market and bond fund returns in the third quarter of 2016 compared to unfavorable equity market and bond fund returns in the prior year period.

•
A $182 million increase in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $3 million for the three months ended September 30, 2016 compared to a favorable impact of $185 million for the prior year period.

•
A $135 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.4 billion change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $1.3 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $2 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense in the third quarter of 2016 compared to the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit in the third quarter of 2016 compared to an expense in the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Amortization of DAC increased $30 million, or 23%, to $163 million for the three months ended September 30, 2016 compared to $133 million for the prior year period primarily reflecting the following items:

•
The impact of unlocking was an expense of $81 million for the three months ended September 30, 2016 compared to an expense of $15 million for the prior year period. The impact of unlocking in the third quarter of 2016 primarily reflected continued low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. Our long-term interest rate assumption remains unchanged, but we extended the period it would take for rates to reach our long term level from 3.5 years to 5.5 years. In addition, in connection with the loss recognition on LTC insurance products in the third quarter of 2016, we wrote-off $58 million of DAC due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $8 million for the third quarter of 2016 compared to an expense of $25 million for the prior year period reflecting favorable equity market and bond fund returns in the third quarter of 2016 compared to unfavorable equity market and bond fund returns in the prior year period.

AMERIPRISE FINANCIAL, INC.

Interest and debt expense decreased $46 million, or 47%, to $52 million for the three months ended September 30, 2016 compared to $98 million for the prior year period primarily due to a $43 million decrease in CIE interest and debt expense reflecting the CIE deconsolidation.
General and administrative expenses decreased $13 million, or 2%, to $731 million for the three months ended September 30, 2016 compared to $744 million for the prior year period due an $18 million decrease in CIE expenses reflecting the CIE deconsolidation and a positive impact of foreign exchange, partially offset by $7 million of incremental expense related to the planning and implementation of the new Department of Labor fiduciary standard and higher performance related compensation. The positive impact of foreign exchange was more than offset by a negative impact of foreign exchange on management and financial advice fees.
Income Taxes
Our effective tax rate was 9.7% for the three months ended September 30, 2016 compared to 24.1% for the prior year period. The effective tax rate for the three months ended September 30, 2016 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, and lower taxes on net income from foreign subsidiaries. The decrease in the effective tax rate for the three months ended September 30, 2016 compared to the prior year period was primarily due to lower pretax income.
Results of Operations by Segment for the Three Months Ended September 30, 2016 and 2015
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2016	2015
	(in millions)
Advice & Wealth Management
Net revenues	$1,272	$1,245
Expenses	1,041	1,026
Operating earnings	$231	$219
Asset Management
Net revenues	$740	$782
Expenses	585	602
Operating earnings	$155	$180
Annuities
Net revenues	$631	$632
Expenses	699	456
Operating earnings (loss)	$(68)	$176
Protection
Net revenues	$679	$586
Expenses	668	561
Operating earnings	$11	$25
Corporate & Other
Net revenues	$(15)	$(4)
Expenses	57	38
Operating loss	$(72)	$(42)

AMERIPRISE FINANCIAL, INC.

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

	Three Months Ended September 30,
Segment Pretax Operating Increase (Decrease)	2016		2015
	Annuities	Protection	Annuities	Protection
	(in millions)
Premiums	$—	$—	$—	$(3)
Other revenues	—	64	—	(5)
Total revenues	—	64	—	(8)

Distribution expenses	—	(27)	—	—
Benefits, claims, losses and settlement expenses	197	46	(61)	6
Amortization of DAC	18	65	(5)	10
Total expenses	215	84	(66)	16
Total	$(215)	$(20)	$66	$(24)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2016	2015
	(in billions)
Beginning balance	$189.7	$181.9
Net flows	2.8	3.0
Market appreciation (depreciation) and other	5.0	(11.1)
Ending balance	$197.5	$173.8

Advisory wrap account assets ending balance (1)	$195.4	$172.3
Average advisory wrap account assets (2)	$192.7	$177.7

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $7.8 billion, or 4%, during the three months ended September 30, 2016 due to net inflows of $2.8 billion and market appreciation and other of $5.0 billion. Average advisory wrap account assets increased $15.0 billion, or 8%, compared to the prior year period primarily reflecting net inflows and equity market appreciation.
The following table presents the changes in wrap account assets for the twelve months ended September 30:

	2016	2015
	(in billions)
Beginning balance	$173.8	$169.2
Net flows	9.0	12.2
Market appreciation (depreciation) and other	14.7	(7.6)
Ending balance	$197.5	$173.8
Wrap account assets increased $23.7 billion, or 14%, from the prior year period primarily due to net inflows and equity market appreciation.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$689	$658	$31	5%
Distribution fees	531	540	(9)	(2)
Net investment income	47	38	9	24
Other revenues	17	16	1	6
Total revenues	1,284	1,252	32	3
Banking and deposit interest expense	12	7	5	71
Total net revenues	1,272	1,245	27	2
Expenses
Distribution expenses	781	764	17	2
Interest and debt expense	2	2	—	—
General and administrative expense	258	260	(2)	(1)
Total expenses	1,041	1,026	15	1
Operating earnings	$231	$219	$12	5%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $12 million, or 5%, to $231 million for the three months ended September 30, 2016 compared to $219 million for the prior year period reflecting wrap account net inflows, equity market appreciation and higher earnings on brokerage cash, partially offset by lower transactional volume. Pretax operating margin was 18.2% for the three months ended September 30, 2016 compared to 17.6% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $27 million, or 2%, to $1.3 billion for the three months ended September 30, 2016 compared to $1.2 billion for the prior year period primarily due to higher management fees. Operating net revenue per branded advisor increased to $131,000 for the three months ended September 30, 2016, up 3%, from $127,000 for the prior year period. Total branded advisors were 9,747 at September 30, 2016 compared to 9,814 at September 30, 2015.
Management and financial fees increased $31 million, or 5%, to $689 million for the three months ended September 30, 2016 compared to $658 million for the prior year period due to growth in wrap account assets. Average advisory wrap account assets increased $15.0 billion, or 8%, compared to the prior year period primarily reflecting net inflows and equity market appreciation.
Distribution fees decreased $9 million, or 2%, to $531 million for the three months ended September 30, 2016 compared to $540 million for the prior year period primarily due to lower transactional volume, partially offset by higher brokerage cash spread due to an increase in short-term interest rates and equity market appreciation.
Expenses
Total expenses increased $15 million, or 1%, to $1.0 billion for the three months ended September 30, 2016 compared to the prior year period primarily due to a $17 million increase in distribution expenses reflecting higher advisor compensation due to equity market appreciation and wrap account net inflows, partially offset by lower transactional volume.
Asset Management
Fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia and certain other subsidiaries performing services for the Funds for the purpose of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $1 million and $2 million for the three months ended September 30, 2016 and 2015, respectively.
On September 1, 2016, we completed our acquisition of Emerging Global Advisors, LLC (“EGA”), a New York-based registered investment adviser and provider of strategic beta portfolios focused on emerging markets. The acquisition adds approximately $1.0 billion in assets under management.

AMERIPRISE FINANCIAL, INC.

The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of September 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2016	2015
Domestic Equity	Equal weighted	1 year	62%	57%
		3 year	68%	65%
		5 year	67%	57%
	Asset weighted	1 year	74%	59%
		3 year	78%	72%
		5 year	84%	70%

International Equity	Equal weighted	1 year	55%	68%
		3 year	60%	73%
		5 year	80%	70%
	Asset weighted	1 year	73%	35%
		3 year	44%	42%
		5 year	52%	40%

Taxable Fixed Income	Equal weighted	1 year	78%	58%
		3 year	71%	59%
		5 year	76%	71%
	Asset weighted	1 year	82%	72%
		3 year	76%	82%
		5 year	85%	85%

Tax Exempt Fixed Income	Equal weighted	1 year	84%	94%
		3 year	89%	100%
		5 year	94%	100%
	Asset weighted	1 year	92%	99%
		3 year	81%	100%
		5 year	88%	100%

Asset Allocation Funds	Equal weighted	1 year	69%	90%
		3 year	100%	67%
		5 year	75%	88%
	Asset weighted	1 year	87%	100%
		3 year	100%	73%
		5 year	81%	97%

Number of funds with 4 or 5 Morningstar star ratings	Overall	54	51
	3 year	54	52
	5 year	52	44

Percent of funds with 4 or 5 Morningstar star ratings	Overall	56%	50%
	3 year	56%	51%
	5 year	55%	46%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	68%	58%
	3 year	75%	57%
	5 year	67%	54%
Mutual fund performance rankings are based on the performance of Class Z fund shares for Columbia branded mutual funds. Only funds with Class Z shares are included.

AMERIPRISE FINANCIAL, INC.

Equal Weighted Rankings in Top 2 Quartiles: Counts the number of funds with above median ranking divided by the total number of funds. Asset size is not a factor.
Asset Weighted Rankings in Top 2 Quartiles: Sums the total assets of the funds with above median ranking divided by total assets of all funds. Funds with more assets will receive a greater share of the total percentage above or below median.

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2016	2015
Equity	Equal weighted	1 year	52%	71%
		3 year	72%	74%
		5 year	71%	84%
	Asset weighted	1 year	62%	67%
		3 year	69%	68%
		5 year	63%	93%

Fixed Income	Equal weighted	1 year	58%	56%
		3 year	50%	68%
		5 year	64%	71%
	Asset weighted	1 year	57%	66%
		3 year	69%	69%
		5 year	73%	59%

Allocation (Managed) Funds	Equal weighted	1 year	88%	63%
		3 year	88%	86%
		5 year	83%	83%
	Asset weighted	1 year	80%	73%
		3 year	97%	93%
		5 year	92%	93%
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

AMERIPRISE FINANCIAL, INC.

The following table presents global managed assets by type:

	September 30,		Change		Average(1)		Change
					Three Months Ended September 30,
	2016	2015			2016	2015
	(in billions)
Equity	$245.9	$248.9	$(3.0)	(1)%	$244.6	$266.2	$(21.6)	(8)%
Fixed income	183.3	184.7	(1.4)	(1)	182.4	187.3	(4.9)	(3)
Money market	6.6	6.5	0.1	2	6.9	6.7	0.2	3
Alternative	7.3	8.3	(1.0)	(12)	7.2	7.9	(0.7)	(9)
Hybrid and other	24.7	22.7	2.0	9	24.7	22.9	1.8	8
Total managed assets	$467.8	$471.1	$(3.3)	(1)%	$465.8	$491.0	$(25.2)	(5)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Three Months Ended September 30,
	2016	2015
	(in billions)
Global Retail Funds
Beginning assets	$259.2	$280.2
Inflows	12.3	11.7
Acquisition related inflows (1)	1.0	—
Outflows	(14.2)	(16.3)
Net VP/VIT fund flows	(0.6)	(0.1)
Net new flows	(1.5)	(4.7)
Reinvested dividends	0.6	0.6
Net flows	(0.9)	(4.1)
Distributions	(0.9)	(0.9)
Market appreciation (depreciation) and other (3)	9.5	(15.5)
Foreign currency translation (2)(3)	(0.9)	(1.1)
Total ending assets	266.0	258.6
Global Institutional
Beginning assets	200.4	222.9
Inflows	5.1	6.9
Outflows	(8.5)	(10.2)
Net flows	(3.4)	(3.3)
Market appreciation (depreciation) and other (3)(4)	7.1	(4.0)
Foreign currency translation (2)(3)	(2.3)	(3.1)
Total ending assets	201.8	212.5
Total managed assets	$467.8	$471.1
Total net flows	$(4.3)	$(7.4)
Former Parent Company Related (5)
Retail net new flows	$—	$(0.6)
Institutional net new flows	(1.4)	(2.0)
Total net new flows	$(1.4)	$(2.6)
(1) Inflows associated with acquisitions that closed during the period.
(2) Amounts represent local currency to US dollar translation for reporting purposes.

AMERIPRISE FINANCIAL, INC.

(3) Prior to the third quarter of 2016, the Foreign currency translation line represented British Pound to US dollar conversion, while the impact of translating assets from a local currency to British Pounds was included in Market appreciation (depreciation) and other. Beginning with the third quarter of 2016, the impact of translating assets from a local currency to British Pounds has been reclassified to the Foreign currency translation line. All prior periods have been restated.
(4) Includes $0.8 billion and $0.3 billion for the total change in Affiliated General Account Assets during the three months ended September 30, 2016 and 2015, respectively.
(5) Former parent company related assets and net new flows are included in the rollforwards above.
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
Total segment AUM increased $8.2 billion, or 2%, during the three months ended September 30, 2016 driven by market appreciation and other, partially offset by net outflows and a negative impact of foreign currency translation. Total segment AUM net outflows were $4.3 billion for the three months ended September 30, 2016, which included $1.4 billion of outflows of former parent-related assets. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Global retail funds increased $6.8 billion, or 3%, during the three months ended September 30, 2016 due to market appreciation and other, partially offset by net outflows and a negative impact of foreign currency translation. Global retail net outflows of $0.9 billion during the three months ended September 30, 2016 included $0.6 billion of outflows from the Columbia Acorn® Fund, $0.6 billion of outflows of our variable product funds underlying insurance and annuity separate accounts, and $0.4 billion of UK and European net outflows, partially offset by inflows of $1.0 billion related to the EGA acquisition. Global institutional AUM increased $1.4 billion, or 1%, during the three months ended September 30, 2016 due to market appreciation and other, partially offset by net outflows of $3.4 billion and a $2.3 billion negative impact of foreign currency translation. Global institutional net outflows included $1.4 billion of outflows of former parent-related assets and $0.7 billion of outflows from Acorn strategies.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$612	$656	$(44)	(7)%
Distribution fees	125	123	2	2
Net investment income	1	1	—	—
Other revenues	2	2	—	—
Total revenues	740	782	(42)	(5)
Banking and deposit interest expense	—	—	—	—
Total net revenues	740	782	(42)	(5)
Expenses
Distribution expenses	261	270	(9)	(3)
Amortization of deferred acquisition costs	4	4	—	—
Interest and debt expense	5	6	(1)	(17)
General and administrative expense	315	322	(7)	(2)
Total expenses	585	602	(17)	(3)
Operating earnings	$155	$180	$(25)	(14)%
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $25 million, or 14%, to $155 million for the three months ended September 30, 2016 compared to $180 million for the prior year period primarily due to net outflows, partially offset by market appreciation.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $42 million, or 5%, to $740 million for the three months ended September 30, 2016 compared to $782 million for the prior year period primarily due to a decrease in management and financial advice fees.

AMERIPRISE FINANCIAL, INC.

Management and financial advice fees decreased $44 million, or 7%, to $612 million for the three months ended September 30, 2016 compared to $656 million for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM. Average AUM decreased $25.2 billion, or 5%, compared to the prior year period due to net outflows and the negative impact of foreign currency translation, partially offset by market appreciation. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 4% for the three months ended September 30, 2016 compared to the prior year period.
Expenses
Total expenses decreased $17 million, or 3%, to $585 million for the three months ended September 30, 2016 compared to $602 million for the prior year period due to a $9 million decrease in distribution expenses from lower retail fund assets and a decrease in general and administrative expense.
General and administrative expense decreased $7 million, or 2%, to $315 million for the three months ended September 30, 2016 compared to $322 million for the prior year period primarily due to a positive impact of foreign exchange, partially offset by higher performance related compensation. The positive impact of foreign exchange was more than offset by a negative impact of foreign exchange on management and financial advice fees.
Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$188	$187	$1	1%
Distribution fees	89	91	(2)	(2)
Net investment income	192	208	(16)	(8)
Premiums	29	25	4	16
Other revenues	133	121	12	10
Total revenues	631	632	(1)	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	631	632	(1)	—
Expenses
Distribution expenses	106	111	(5)	(5)
Interest credited to fixed accounts	122	125	(3)	(2)
Benefits, claims, losses and settlement expenses	346	89	257	NM
Amortization of deferred acquisition costs	66	66	—	—
Interest and debt expense	7	10	(3)	(30)
General and administrative expense	52	55	(3)	(5)
Total expenses	699	456	243	53%
Operating earnings (loss)	$(68)	$176	$(244)	NM
NM Not Meaningful.
Our Annuities segment pretax operating income (loss), which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), was a loss of $68 million for the three months ended September 30, 2016 compared to income of $176 million for the prior year period primarily due to the impact of unlocking and lower investment yields, partially offset by equity market appreciation and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $13 million ($7 million for DAC, $2 million for DSIC and $4 million for insurance features in non-traditional long duration contracts) for the three months ended September 30, 2016 reflecting favorable equity market and bond fund returns compared to an expense of $34 million ($23 million for DAC, $6 million for DSIC and $5 million for insurance features in non-traditional long duration contracts) for the prior year period reflecting unfavorable equity market and bond fund returns.

AMERIPRISE FINANCIAL, INC.

RiverSource variable annuity account balances increased 4% to $75.9 billion at September 30, 2016 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $1.7 billion.
RiverSource fixed annuity account balances declined 7% to $10.2 billion at September 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed annuity book is expected to gradually run off and earnings on our fixed annuity business will trend down.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, were essentially flat at $631 million for the three months ended September 30, 2016 compared to $632 million for the prior year period as a decrease in net investment income was offset by higher premiums and other revenues.
Net investment income, which excludes net realized investment gains or losses, decreased $16 million, or 8%, to $192 million for the three months ended September 30, 2016 compared to $208 million for the prior year period reflecting a decrease of approximately $10 million from lower invested assets primarily due to fixed annuity net outflows and approximately $6 million from lower interest rates.
Other revenues increased $12 million, or 10%, to $133 million for the three months ended September 30, 2016 compared to $121 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $243 million, or 53%, to $699 million for the three months ended September 30, 2016 compared to $456 million for the prior year period due to the impact of unlocking, partially offset by the impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $257 million to $346 million for the three months ended September 30, 2016 compared to $89 million for the prior year period primarily reflecting the following items:

•
Benefits, claims, losses and settlement expenses for the third quarter of 2016 included a $197 million expense from unlocking primarily reflecting continued low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to our living benefit valuation. Benefits, claims, losses and settlement expenses for the third quarter of 2015 included a $61 million benefit from unlocking primarily reflecting an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the low interest rate environment.

•
An $8 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
A $17 million decrease in expense compared to the prior year period due to the impact on DSIC and insurance features in non-traditional long duration contracts from actual versus expected market performance based on our view of bond and equity performance. This impact was a benefit of $6 million for the third quarter of 2016 compared to an expense of $11 million for the prior year period reflecting favorable equity market and bond fund returns in the third quarter of 2016 compared to unfavorable equity market and bond fund returns in the prior year period.

Amortization of DAC was flat at $66 million for the three months ended September 30, 2016 compared to the prior year period primarily reflecting the unfavorable impact of unlocking, offset by the impact on DAC from actual versus expected market performance based on our view of bond and equity performance, which was a benefit of $7 million for the three months ended September 30, 2016 compared to an expense of $23 million for the prior year period reflecting favorable equity market and bond fund returns in the third quarter of 2016 compared to unfavorable equity market and bond fund returns in the prior year period. Amortization of DAC for the third quarter of 2016 included an $18 million expense from unlocking reflecting continued low interest rates, partially offset by benefits from persistency on annuity contracts without living benefits. Our long-term interest rate assumption remains unchanged, but we extended the period it would take for rates to reach our long term level from 3.5 years to 5.5 years. Amortization of DAC for the third quarter of 2015 included a $5 million benefit from unlocking primarily driven by improved persistency that more than offset the difference between our previously assumed interest rates versus the low interest rate environment.

AMERIPRISE FINANCIAL, INC.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$13	$14	$(1)	(7)%
Distribution fees	24	24	—	—
Net investment income	124	118	6	5
Premiums	350	339	11	3
Other revenues	168	91	77	85
Total revenues	679	586	93	16
Banking and deposit interest expense	—	—	—	—
Total net revenues	679	586	93	16
Expenses
Distribution expenses	(14)	12	(26)	NM
Interest credited to fixed accounts	44	42	2	5
Benefits, claims, losses and settlement expenses	464	384	80	21
Amortization of deferred acquisition costs	97	50	47	94
Interest and debt expense	8	9	(1)	(11)
General and administrative expense	69	64	5	8
Total expenses	668	561	107	19
Operating earnings	$11	$25	$(14)	(56)%
NM Not Meaningful.
Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $14 million, or 56%, to $11 million for the three months ended September 30, 2016 compared to $25 million for the prior year period primarily due to higher catastrophe losses and a $29 million increase in LTC reserves from a correction related to our claim utilization assumption in the third quarter of 2016, partially offset by the impact of unlocking and favorable development in prior year auto and home reserves as well as improved current year loss performance.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $93 million, or 16%, to $679 million for the three months ended September 30, 2016 compared to $586 million for the prior year period primarily due to the impact of unlocking, higher auto and home premiums primarily due to rate increases and a $13 million unfavorable impact related to a life reinsurance premium correction in the third quarter of 2015.
Other revenues increased $77 million, or 85%, to $168 million for the three months ended September 30, 2016 compared to $91 million for the prior year period primarily due to the impact of unlocking and a $9 million unfavorable impact related to a life reinsurance premium correction in the prior year period. Other revenues for the third quarter of 2016 included a $64 million favorable impact from unlocking compared to a $5 million unfavorable impact in the prior year period. The primary driver of the unlocking impact to other revenues for the third quarter of 2016 was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year period was a positive impact from model updates related to our indexed universal life product, partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $107 million, or 19%, to $668 million for the three months ended September 30, 2016 compared to $561 million for the prior year period primarily due to the impact of unlocking, a $29 million increase in LTC reserves from a correction related to our claim utilization assumption in the third quarter of 2016 and a $13 million decrease in the third quarter of 2015 related to a LTC future loss reserve adjustment.

AMERIPRISE FINANCIAL, INC.

Distribution expenses decreased $26 million to a negative $14 million for the three months ended September 30, 2016 compared to $12 million for the prior year period primarily due to a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with loss recognition testing of LTC insurance products in the third quarter of 2016.
Benefits, claims, losses and settlement expenses increased $80 million, or 21%, to $464 million for the three months ended September 30, 2016 compared to $384 million for the prior year period primarily due to the impact of unlocking, higher catastrophe losses, a $29 million increase in LTC reserves from a correction related to our claim utilization assumption in the third quarter of 2016 and a $13 million decrease in the third quarter of 2015 related to a LTC future loss reserve adjustment, partially offset by a $10 million positive impact from prior year auto and home reserve development and improved current year loss performance. The unlocking impact for the third quarter of 2016 was $46 million and primarily reflected continued low interest rates and unfavorable mortality experience. The impact of unlocking for the prior year period was $6 million. Catastrophe losses were $29 million for the three months ended September 30, 2016 compared to $8 million for the prior year period.
Amortization of DAC increased $47 million, or 94%, to $97 million for the three months ended September 30, 2016 compared to $50 million for the prior year period primarily due to the impact of unlocking. The impact of unlocking was an expense of $65 million for the three months ended September 30, 2016 compared to an expense of $10 million for the prior year period. The unlocking impact for the third quarter of 2016 primarily reflected the DAC write-off of $58 million in connection with the loss recognition on LTC insurance products due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The unlocking impact for the prior year period was primarily driven by the difference between our previously assumed interest rates versus the low interest rate environment.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Net investment loss	$(18)	$(5)	$(13)	NM
Other revenues	4	1	3	NM
Total revenues	(14)	(4)	(10)	NM
Banking and deposit interest expense	1	—	1	—
Total net revenues	(15)	(4)	(11)	NM
Expenses
Interest and debt expense	5	3	2	67
General and administrative expense	52	35	17	49
Total expenses	57	38	19	50
Operating loss	$(72)	$(42)	$(30)	(71)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss increased $30 million, or 71%, to $72 million for the three months ended September 30, 2016 compared to $42 million for the prior year period primarily due to increases in net investment loss and general and administrative expense.
Net investment loss increased $13 million to $18 million for the three months ended September 30, 2016 compared to $5 million for the prior year period primarily due to a $10 million impairment on an affordable housing partnership investment in the third quarter of 2016 to align it with the remaining tax benefit cash flows.
General and administrative expense increased $17 million, or 49%, to $52 million for the three months ended September 30, 2016 compared to $35 million for the prior year period primarily due to $7 million of incremental expense related to the planning and implementation of the new Department of Labor fiduciary standard and higher performance based compensation.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Nine Months Ended September 30, 2016 and 2015
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$4,289	$4,451	$(162)	(4)%
Distribution fees	1,338	1,389	(51)	(4)
Net investment income	1,090	1,228	(138)	(11)
Premiums	1,114	1,081	33	3
Other revenues	832	939	(107)	(11)
Total revenues	8,663	9,088	(425)	(5)
Banking and deposit interest expense	29	21	8	38
Total net revenues	8,634	9,067	(433)	(5)
Expenses
Distribution expenses	2,371	2,460	(89)	(4)
Interest credited to fixed accounts	465	503	(38)	(8)
Benefits, claims, losses and settlement expenses	1,934	1,547	387	25
Amortization of deferred acquisition costs	360	302	58	19
Interest and debt expense	160	271	(111)	(41)
General and administrative expense	2,221	2,288	(67)	(3)
Total expenses	7,511	7,371	140	2
Pretax income	1,123	1,696	(573)	(34)
Income tax provision	209	389	(180)	(46)
Net income	914	1,307	(393)	(30)
Less: Net income attributable to noncontrolling interests	—	102	(102)	NM
Net income attributable to Ameriprise Financial	$914	$1,205	$(291)	(24)%
NM Not Meaningful.
Overall
Pretax income decreased $573 million, or 34%, to $1.1 billion for the nine months ended September 30, 2016 compared to $1.7 billion for the prior year period primarily due to the impact of unlocking, asset management net outflows, lower transactional volume, a $24 million increase in catastrophe losses, a $22 million unfavorable change in the market impact of hedges on investments, a $23 million expense from the resolution of a legacy legal matter related to the hedge fund business, market depreciation, an unfavorable $29 million LTC reserve correction in the third quarter of 2016 and a $103 million decrease in net income (loss) from CIEs, partially offset by a $33 million favorable change in the market impact on indexed universal life benefits, wrap account net inflows and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance.
Net income (loss) from CIEs for the nine months ended September 30, 2016 was a loss of $1 million compared to income of $102 million for the prior year period primarily reflecting the deconsolidation of CIEs effective January 1, 2016.
Results for the nine months ended September 30, 2016 included $34 million of management fees we earned for services provided to deconsolidated CIEs. These fees were eliminated on a consolidated basis in the prior year period.
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $31 million for the nine months ended September 30, 2016 compared to an expense of $2 million for the prior year period.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $5 million ($3 million for DAC, $1 million for DSIC and $1 million for insurance features in non-traditional long duration contracts) for the nine months ended September 30, 2016 reflecting favorable equity market and bond fund returns compared to a net expense of $20 million ($20 million for DAC, $5 million for DSIC and a $5 million benefit for insurance features in non-traditional long duration contracts) for the prior year period reflecting unfavorable equity market and bond fund returns.

AMERIPRISE FINANCIAL, INC.

See the table of total pretax impacts on our revenues and expenses attributable to unlocking within our Consolidated Results of Operations for the three months ended September 30, 2016.
Net Revenues
Net revenues decreased $433 million, or 5%, to $8.6 billion for the nine months ended September 30, 2016 compared to $9.1 billion for the prior year period primarily due to decreases in management and financial advice fees, distribution fees, net investment income and other revenues. Net revenues for the nine months ended September 30, 2016 included $77 million of CIE revenues compared to $333 million for the prior year period primarily reflecting the CIE deconsolidation.
Management and financial advice fees decreased $162 million, or 4%, to $4.3 billion for the nine months ended September 30, 2016 compared to $4.5 billion for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM, as well as a $16 million decrease in performance fees. Average AUM decreased $32.9 billion, or 5%, compared to the prior year period due to asset management net outflows, market depreciation and the negative impact of foreign currency translation, partially offset by wrap account net inflows. See our discussion on the changes in AUM in our segment results of operations section. Management and financial advice fees for the nine months ended September 30, 2016 included $34 million of fees we earned for services provided to CLOs and property funds that were deconsolidated effective January 1, 2016. These fees were eliminated on a consolidated basis in the prior year period.
Distribution fees decreased $51 million, or 4%, to $1.3 billion for the nine months ended September 30, 2016 compared to $1.4 billion for the prior year period primarily due to market depreciation and lower transactional volume, partially offset by higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income decreased $138 million, or 11%, to $1.1 billion for the nine months ended September 30, 2016 compared to $1.2 billion for the prior year period primarily due to a $72 million decrease in CIE net investment income, a $22 million unfavorable change in the market impact of hedges on investments and a $27 million decrease in investment income on fixed maturities driven by low interest rates. In addition, net realized investment losses were $5 million for the nine months ended September 30, 2016, which included an $11 million loss from the sale of consumer loans, compared to net realized investment gains of $5 million for the prior year period. Net investment income for the nine months ended September 30, 2016 included $89 million CIE net investment income compared to $161 million for the prior year period primarily reflecting the CIE deconsolidation.
Other revenues decreased $107 million, or 11%, to $832 million for the nine months ended September 30, 2016 compared to $939 million for the prior year period due to a $216 million decrease in CIE other revenues reflecting the CIE deconsolidation, partially offset by the impact of unlocking, the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates. The unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits was a positive $18 million for the nine months ended September 30, 2016 compared to a positive $5 million for the prior year period. Other revenues for the nine months ended September 30, 2016 included a $64 million favorable impact from unlocking compared to an $8 million favorable impact in the prior year period. The primary driver of the unlocking impact to other revenues for the nine months ended September 30, 2016 was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year period was a positive impact from model updates related to our indexed universal life product, partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses increased $140 million, or 2%, to $7.5 billion for the nine months ended September 30, 2016 compared to $7.4 billion for the prior year period primarily due to the impact of unlocking, partially offset by the CIE deconsolidation. Expenses for the nine months ended September 30, 2016 included $78 million of CIE expenses compared to $231 million for the prior year period primarily reflecting the CIE deconsolidation.
Distribution expenses decreased $89 million, or 4%, to $2.4 billion for the nine months ended September 30, 2016 compared to $2.5 billion for the prior year period driven by lower advisor compensation due to equity market depreciation and lower transactional volume, as well as a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with loss recognition testing of LTC insurance products in the third quarter of 2016.
Interest credited to fixed accounts decreased $38 million, or 8%, to $465 million for the nine months ended September 30, 2016 compared to $503 million for the prior year period primarily due to lower average fixed annuity account balances and the market impact on indexed universal life benefits, net of hedges, partially offset by higher average variable annuities fixed sub-account balances. The market impact on indexed universal life benefits, net of hedges was a benefit of $25 million for the nine months ended September 30, 2016 compared to an expense of $5 million for the prior year period. Average fixed annuity account balances decreased $1.0 billion, or 9%, to $10.4 billion for the nine months ended September 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Average variable annuities fixed sub-account balances increased $149 million, or 3%, to $5.0 billion for the nine months ended September 30, 2016 compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

Benefits, claims, losses and settlement expenses increased $387 million, or 25%, to $1.9 billion for the nine months ended September 30, 2016 compared to $1.5 billion for the prior year period primarily reflecting the following items:

•
The nine months ended September 30, 2016 included a $229 million expense from unlocking compared to a $58 million benefit in the prior year period. The unlocking impact for the nine months ended September 30, 2016 primarily reflected continued low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to our living benefit valuation. The unlocking impact for the prior year period primarily reflected an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the low interest rate environment.

•	A $24 million increase in catastrophe losses compared to the prior year period.

•	A $29 million increase in LTC reserves from a correction related to our claim utilization assumption in the third quarter of 2016.

•
An $18 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

Amortization of DAC increased $58 million, or 19%, to $360 million for the nine months ended September 30, 2016 compared to $302 million for the prior year period primarily reflecting the following items:

•
The impact of unlocking was an expense of $81 million for the nine months ended September 30, 2016 compared to an expense of $15 million for the prior year period. The unlocking impact for the nine months ended September 30, 2016 primarily reflected continued low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, in connection with the loss recognition on LTC insurance products in the third quarter of 2016, we wrote-off $58 million of DAC due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $3 million for the nine months ended September 30, 2016 compared to an expense of $20 million for the prior year period reflecting favorable equity market and bond fund returns in the current year period compared to unfavorable equity market and bond fund returns in the prior year period.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was an expense of $6 million for the nine months ended September 30, 2016 compared to a benefit of $1 million for the prior year period.

Interest and debt expense decreased $111 million, or 41%, to $160 million for the nine months ended September 30, 2016 compared to $271 million for the prior year period primarily due to a $105 million decrease in CIE interest and debt expense reflecting the CIE deconsolidation.
General and administrative expenses decreased $67 million, or 3%, to $2.2 billion for the nine months ended September 30, 2016 compared to $2.3 billion for the prior year period primarily due a $48 million decrease in CIE expenses reflecting the CIE deconsolidation, a $9 million sales and use tax reserve release in the first quarter of 2016, an $8 million decrease in compensation related to lower performance fees, a benefit from the impact of foreign exchange and lower investment spending, partially offset by $19 million of incremental expense related to the planning and implementation of the new Department of Labor fiduciary standard and $23 million of expense in the second quarter of 2016 from the resolution of a legacy legal matter related to the hedge fund business.
Income Taxes
Our effective tax rate was 18.6% for the nine months ended September 30, 2016 compared to 23.0% for the prior year period. The effective tax rate for the nine months ended September 30, 2016 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, and lower taxes on net income from foreign subsidiaries. The decrease in the effective tax rate for the nine months ended September 30, 2016 compared to the prior year period was primarily due to lower pretax income.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Nine Months Ended September 30, 2016 and 2015
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Advice & Wealth Management
Net revenues	$3,720	$3,747
Expenses	3,063	3,098
Operating earnings	$657	$649
Asset Management
Net revenues	$2,203	$2,421
Expenses	1,751	1,853
Operating earnings	$452	$568
Annuities
Net revenues	$1,846	$1,914
Expenses	1,644	1,416
Operating earnings	$202	$498
Protection
Net revenues	$1,891	$1,776
Expenses	1,774	1,628
Operating earnings	$117	$148
Corporate & Other
Net revenues	$(20)	$(12)
Expenses	178	149
Operating loss	$(198)	$(161)
See the table of total pretax impacts on our revenues and expenses attributable to unlocking within our Results of Operations by Segment for the three months ended September 30, 2016.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2016	2015
	(in billions)
Beginning balance	$180.5	$174.7
Net flows	6.9	9.1
Market appreciation (depreciation) and other	10.1	(10.0)
Ending balance	$197.5	$173.8

Advisory wrap account assets ending balance (1)	$195.4	$172.3
Average advisory wrap account assets (2)	$184.7	$177.9

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $17.0 billion, or 9%, during the nine months ended September 30, 2016 due to net inflows of $6.9 billion and market appreciation and other of $10.1 billion. Net flows decreased $2.2 billion, or 24%, compared to the prior year period. Average advisory wrap account assets increased $6.8 billion, or 4%, compared to the prior year period reflecting net inflows, partially offset by equity market depreciation.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Nine Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$1,989	$1,961	$28	1%
Distribution fees	1,569	1,644	(75)	(5)
Net investment income	138	108	30	28
Other revenues	53	55	(2)	(4)
Total revenues	3,749	3,768	(19)	(1)
Banking and deposit interest expense	29	21	8	38
Total net revenues	3,720	3,747	(27)	(1)
Expenses
Distribution expenses	2,275	2,304	(29)	(1)
Interest and debt expense	6	6	—	—
General and administrative expense	782	788	(6)	(1)
Total expenses	3,063	3,098	(35)	(1)
Operating earnings	$657	$649	$8	1%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $8 million, or 1%, to $657 million for the nine months ended September 30, 2016 compared to $649 million for the prior year period reflecting wrap account net inflows and higher earnings on brokerage cash and short-term investments, partially offset by lower transactional volume and equity market depreciation. Pretax operating margin was 17.7% for the nine months ended September 30, 2016 compared to 17.3% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues decreased $27 million, or 1%, to $3.7 billion for the nine months ended September 30, 2016 compared to the prior year period due to lower distribution fees, partially offset by higher management and financial advice fees and net investment income. Operating net revenue per branded advisor decreased to $382,000 for the nine months ended September 30, 2016, down 1%, from $385,000 for the prior year period reflecting lower transactional transactional volume.
Management and financial fees increased $28 million, or 1%, to $2.0 billion for the nine months ended September 30, 2016 compared to the prior year period due to growth in wrap account assets. Average advisory wrap account assets increased $6.8 billion, or 4%, compared to the prior year period reflecting net inflows, partially offset by equity market depreciation.
Distribution fees decreased $75 million, or 5%, to $1.6 billion for the nine months ended September 30, 2016 compared to the prior year period primarily due to lower transactional volume and equity market depreciation, partially offset by higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income increased $30 million, or 28%, to $138 million for the nine months ended September 30, 2016 compared to $108 million for the prior year period primarily due to an increase in invested balances driven by certificate net inflows and higher investment yields.
Expenses
Total expenses decreased $35 million, or 1%, to $3.1 billion for the nine months ended September 30, 2016 compared to the prior year period due to a $29 million decrease in distribution expenses reflecting lower advisor compensation due to equity market depreciation and lower transactional volume.
Asset Management
In aggregate, we voluntarily waived fees of $2 million and $6 million for the nine months ended September 30, 2016 and 2015, respectively. See our discussion on fee waivers within our Asset Management Results of Operations for the three months ended September 30, 2016.

AMERIPRISE FINANCIAL, INC.

The following table presents global managed assets by type:

	September 30,		Change		Average(1)		Change
					Nine Months Ended September 30,
	2016	2015			2016	2015
	(in billions)
Equity	$245.9	$248.9	$(3.0)	(1)%	$244.0	$274.7	$(30.7)	(11)%
Fixed income	183.3	184.7	(1.4)	(1)	179.6	190.7	(11.1)	(6)
Money market	6.6	6.5	0.1	2	7.3	6.6	0.7	11
Alternative	7.3	8.3	(1.0)	(12)	7.7	7.7	—	—
Hybrid and other	24.7	22.7	2.0	9	24.2	21.7	2.5	12
Total managed assets	$467.8	$471.1	$(3.3)	(1)%	$462.8	$501.4	$(38.6)	(8)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Nine Months Ended September 30,
	2016	2015
	(in billions)
Global Retail Funds
Beginning assets	$263.9	$281.5
Inflows	38.3	39.9
Acquisition related inflows (1)	1.0	—
Outflows	(45.7)	(51.0)
Net VP/VIT fund flows	(1.3)	(0.6)
Net new flows	(7.7)	(11.7)
Reinvested dividends	3.8	4.7
Net flows	(3.9)	(7.0)
Distributions	(4.6)	(5.9)
Market appreciation and other (2)(4)	13.8	(8.7)
Foreign currency translation (3)(4)	(3.2)	(1.3)
Total ending assets	266.0	258.6
Global Institutional
Beginning assets	208.0	224.0
Inflows	18.5	20.7
Outflows	(31.1)	(28.9)
Net flows	(12.6)	(8.2)
Market appreciation and other (4)(5)	14.9	(0.5)
Foreign currency translation (3)(4)	(8.5)	(2.8)
Total ending assets	201.8	212.5
Total managed assets	$467.8	$471.1
Total net flows	$(16.5)	$(15.2)
Former Parent Company Related (6)
Retail net new flows	$(0.6)	$(1.5)
Institutional net new flows	(7.4)	(6.5)
Total net new flows	$(8.0)	$(8.0)
(1) Inflows associated with acquisitions that closed during the period.
(2) Included in Market appreciation (depreciation) and other for retail funds in the second quarter of 2015 is $(0.5) billion related to the sale of the Multi-Manager business.
(3) Amounts represent local currency to US dollar translation for reporting purposes.

AMERIPRISE FINANCIAL, INC.

(4) Prior to the third quarter of 2016, the Foreign currency translation line represented British Pound to US dollar conversion, while the impact of translating assets from a local currency to British Pounds was included in Market appreciation (depreciation) and other. Beginning with the third quarter of 2016, the impact of translating assets from a local currency to British Pounds has been reclassified to the Foreign currency translation line. All prior periods have been restated.
(5) Includes $2.6 billion and $(0.7) billion for the total change in Affiliated General Account Assets during the nine months ended September 30, 2016 and 2015, respectively.
(6) Former parent company related assets and net new flows are included in the rollforwards above.
Total segment AUM decreased $4.1 billion, or 1%, during the nine months ended September 30, 2016 driven by net outflows, a negative impact of foreign currency translation and retail fund distributions, partially offset by market appreciation and other. Total segment AUM net outflows were $16.5 billion for the nine months ended September 30, 2016, which included $8.0 billion of outflows of former parent-related assets. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.
Global retail funds increased $2.1 billion, or 1%, during the nine months ended September 30, 2016 due to market appreciation and other, partially offset by net outflows, distributions and a negative impact of foreign currency translation. Global retail net outflows of $3.9 billion during the nine months ended September 30, 2016 included $1.9 billion of outflows from the Columbia Acorn® Fund, $0.6 billion of outflows from former parent-related assets (includes $0.1 billion of outflows from the Columbia Acorn® Fund), $1.3 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and UK and European net outflows of $1.3 billion, partially offset by reinvested dividends and inflows of $1.0 billion related to the EGA acquisition. Global institutional AUM decreased $6.2 billion, or 3%, during the nine months ended September 30, 2016 due to net outflows of $12.6 billion and an $8.5 billion negative impact of foreign currency translation, partially offset by market appreciation and other. Global institutional net outflows included $0.5 billion of outflows related to a CLO unwind, $0.7 billion from the termination of a former subadvisor and $7.4 billion of outflows of former parent-related assets, of which $4.0 billion was driven by changes made to individually managed accounts by a former affiliated distribution partner.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Nine Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$1,826	$2,026	$(200)	(10)%
Distribution fees	363	376	(13)	(3)
Net investment income	9	11	(2)	(18)
Other revenues	5	8	(3)	(38)
Total revenues	2,203	2,421	(218)	(9)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,203	2,421	(218)	(9)
Expenses
Distribution expenses	762	826	(64)	(8)
Amortization of deferred acquisition costs	13	12	1	8
Interest and debt expense	16	19	(3)	(16)
General and administrative expense	960	996	(36)	(4)
Total expenses	1,751	1,853	(102)	(6)
Operating earnings	$452	$568	$(116)	(20)%
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $116 million, or 20%, to $452 million for the nine months ended September 30, 2016 compared to $568 million for the prior year period primarily due to net outflows, equity market depreciation and a $9 million expense from the resolution of a legacy legal matter related to the hedge fund business, partially offset by continued expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $218 million, or 9%, to $2.2 billion for the nine months ended September 30, 2016 compared to $2.4 billion for the prior year period primarily due to lower management and financial advice fees.

AMERIPRISE FINANCIAL, INC.

Management and financial advice fees decreased $200 million, or 10%, to $1.8 billion for the nine months ended September 30, 2016 compared to $2.0 billion for the prior year period primarily due to lower asset-based fees driven by a decrease in average AUM, as well as a $16 million decrease in performance fees. Average AUM decreased $38.6 billion, or 8%, compared to the prior year period due to net outflows, equity market depreciation and the negative impact of foreign currency translation. Our average weighted equity index decreased 3% for the nine months ended September 30, 2016 compared to the prior year period.
Expenses
Total expenses decreased $102 million, or 6%, to $1.8 billion for the nine months ended September 30, 2016 compared to $1.9 billion for the prior year period due to a $64 million decrease in distribution expenses from lower retail fund assets and a decrease in general and administrative expense.
General and administrative expense decreased $36 million, or 4%, to $960 million for the nine months ended September 30, 2016 compared to $996 million for the prior year period primarily due to an $8 million decrease in compensation related to lower performance fees, a benefit from the impact of foreign exchange and lower investment spending, partially offset by a $9 million expense from the resolution of a legacy legal matter related to the hedge fund business.
Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Nine Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$549	$569	$(20)	(4)%
Distribution fees	260	274	(14)	(5)
Net investment income	573	647	(74)	(11)
Premiums	89	77	12	16
Other revenues	375	347	28	8
Total revenues	1,846	1,914	(68)	(4)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,846	1,914	(68)	(4)
Expenses
Distribution expenses	316	335	(19)	(6)
Interest credited to fixed accounts	360	377	(17)	(5)
Benefits, claims, losses and settlement expenses	628	339	289	85
Amortization of deferred acquisition costs	159	168	(9)	(5)
Interest and debt expense	24	29	(5)	(17)
General and administrative expense	157	168	(11)	(7)
Total expenses	1,644	1,416	228	16
Operating earnings	$202	$498	$(296)	(59)%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $296 million, or 59%, to $202 million for the nine months ended September 30, 2016 compared to $498 million for the prior year period primarily due to the impact of unlocking, lower investment yields and the negative impact from fixed annuity net outflows, partially offset by the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance, as well as higher net fees from variable annuity guarantee sales.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $5 million ($3 million for DAC, $1 million for DSIC and $1 million for insurance features in non-traditional long duration contracts) for the nine months ended September 30, 2016 reflecting favorable equity market and bond fund returns compared to a net expense of $19 million ($19 million for DAC, $5 million for DSIC and a $5 million benefit for insurance features in non-traditional long duration contracts) for the prior year period reflecting unfavorable equity market and bond fund returns.

AMERIPRISE FINANCIAL, INC.

RiverSource variable annuity account balances increased 4% to $75.9 billion at September 30, 2016 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $1.7 billion.
RiverSource fixed annuity account balances declined 7% to $10.2 billion at September 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed annuity book is expected to gradually run off and earnings on our fixed annuity business will trend down.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $68 million, or 4%, to $1.8 billion for the nine months ended September 30, 2016 compared to $1.9 billion for the prior year period primarily due to lower management and financial advice fees and net investment income, partially offset by higher other revenues.
Management and financial advice fees decreased $20 million, or 4%, to $549 million for the nine months ended September 30, 2016 compared to $569 million for the prior year period due to lower fees on variable annuities driven by lower average separate account balances. Average variable annuity account balances decreased $3.3 billion, or 5%, from the prior year period due to net outflows and equity market depreciation.
Net investment income, which excludes net realized investment gains or losses, decreased $74 million, or 11%, to $573 million for the nine months ended September 30, 2016 compared to $647 million for the prior year period reflecting a decrease of approximately $44 million from lower invested assets primarily due to fixed annuity net outflows and approximately $30 million from lower interest rates.
Other revenues increased $28 million, or 8%, to $375 million for the nine months ended September 30, 2016 compared to $347 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $228 million, or 16%, to $1.6 billion for the nine months ended September 30, 2016 compared to $1.4 billion for the prior year period primarily due to the impact of unlocking.
Distribution expenses decreased $19 million, or 6%, to $316 million for the nine months ended September 30, 2016 compared to $335 million for the prior year period due to lower variable annuity compensation driven by lower sales and lower average separate account balances.
Interest credited to fixed accounts decreased $17 million, or 5%, to $360 million for the nine months ended September 30, 2016 compared to $377 million for the prior year period driven by lower average fixed annuity account balances, partially offset by higher average variable annuities fixed sub-account balances. Average fixed annuity account balances decreased $1.0 billion, or 9%, to $10.4 billion for the nine months ended September 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Average variable annuities fixed sub-account balances increased $149 million, or 3%, to $5.0 billion for the nine months ended September 30, 2016 compared to the prior year period.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $289 million, or 85%, to $628 million for the nine months ended September 30, 2016 compared to $339 million for the prior year period primarily reflecting the following items:

•
Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2016 included a $197 million expense from unlocking primarily reflecting continued low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to our living benefit valuation. Benefits, claims, losses and settlement expenses for the prior year period included a $61 million benefit from unlocking primarily reflecting an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the low interest rate environment.

•
An $18 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

AMERIPRISE FINANCIAL, INC.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Nine Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$38	$42	$(4)	(10)%
Distribution fees	72	71	1	1
Net investment income	364	350	14	4
Premiums	1,040	1,015	25	2
Other revenues	377	298	79	27
Total revenues	1,891	1,776	115	6
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,891	1,776	115	6
Expenses
Distribution expenses	11	41	(30)	(73)
Interest credited to fixed accounts	130	121	9	7
Benefits, claims, losses and settlement expenses	1,234	1,132	102	9
Amortization of deferred acquisition costs	170	121	49	40
Interest and debt expense	25	25	—	—
General and administrative expense	204	188	16	9
Total expenses	1,774	1,628	146	9
Operating earnings	$117	$148	$(31)	(21)%
Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $31 million, or 21%, to $117 million for the nine months ended September 30, 2016 compared to $148 million for the prior year period primarily due to higher auto and home losses and a $29 million increase in LTC reserves from a correction related to our claim utilization assumption in the third quarter of 2016, partially offset by an $11 million unfavorable impact related to a reinsurance premium correction in the prior year period.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $115 million, or 6%, to $1.9 billion for the nine months ended September 30, 2016 compared to $1.8 billion for the prior year period primarily due to the impact of unlocking and increases in net investment income and premiums.
Net investment income increased $14 million, or 4%, to $364 million for the nine months ended September 30, 2016 compared to $350 million for the prior year period primarily reflecting higher average invested assets.
Premiums increased $25 million, or 2%, to $1.0 billion for the nine months ended September 30, 2016 compared to the prior year period primarily due to rate increases on our auto and home policies.
Other revenues increased $79 million, or 27%, to $377 million for the nine months ended September 30, 2016 compared to $298 million for the prior year period primarily due to the impact of unlocking and a $9 million unfavorable impact related to a life reinsurance premium correction in the prior year period. Other revenues for the nine months ended September 30, 2016 included a $64 million favorable impact from unlocking compared to a $5 million unfavorable impact in the prior year period. The primary driver of the unlocking impact to other revenues for the current year period was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year period was a positive impact from model updates related to our indexed universal life product, partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $146 million, or 9%, to $1.8 billion for the nine months ended

AMERIPRISE FINANCIAL, INC.

September 30, 2016 compared to $1.6 billion for the prior year period primarily due to the impact of unlocking, a $29 million increase in LTC reserves from a correction related to our claim utilization assumption in the third quarter of 2016 and higher catastrophe losses.
Distribution expenses decreased $30 million, or 73%, to $11 million for the nine months ended September 30, 2016 compared to $41 million for the prior year period primarily due to a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with loss recognition testing of LTC insurance products in the third quarter of 2016.
Benefits, claims, losses and settlement expenses increased $102 million, or 9%, to $1.2 billion for the nine months ended September 30, 2016 compared to $1.1 billion for the prior year period primarily due to the impact of unlocking, higher catastrophe losses and a $29 million increase in LTC reserves from a correction related to our claim utilization assumption in the third quarter of 2016. The unlocking impact for the nine months ended September 30, 2016 was $46 million and primarily reflected continued low interest rates and unfavorable mortality experience. The impact of unlocking for the prior year period was $6 million. Catastrophe losses were $89 million for the nine months ended September 30, 2016 compared to $65 million for the prior year period.
Amortization of DAC increased $49 million, or 40%, to $170 million for the nine months ended September 30, 2016 compared to $121 million for the prior year period primarily due to the impact of unlocking. The impact of unlocking was an expense of $65 million for the nine months ended September 30, 2016 compared to an expense of $10 million for the prior year period. The unlocking impact for the nine months ended September 30, 2016 primarily reflected the DAC write-off of $58 million in connection with the loss recognition on LTC insurance products due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The unlocking impact for the prior year period was primarily driven by the difference between our previously assumed interest rates versus the low interest rate environment.
General and administrative expense increased $16 million, or 9%, to $204 million for the nine months ended September 30, 2016 compared to $188 million for the prior year period primarily due to an increase in staff and investments in our auto and home business.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Nine Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Net investment loss	$(23)	$(22)	$(1)	(5)%
Other revenues	4	10	(6)	(60)
Total revenues	(19)	(12)	(7)	(58)
Banking and deposit interest expense	1	—	1	—
Total net revenues	(20)	(12)	(8)	(67)
Expenses
Interest and debt expense	14	12	2	17
General and administrative expense	164	137	27	20
Total expenses	178	149	29	19
Operating loss	$(198)	$(161)	$(37)	(23)%
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss increased $37 million, or 23%, to $198 million for the nine months ended September 30, 2016 compared to $161 million for the prior year period primarily due to a decrease in other revenues and an increase in general and administrative expense.
Other revenues decreased $6 million, or 60%, to $4 million for the nine months ended September 30, 2016 compared to $10 million for the prior year period due to a $4 million loss on the sale of real estate in second quarter of 2016 and a $7 million gain on the sale of a building in the second quarter of 2015.
General and administrative expense increased $27 million, or 20%, to $164 million for the nine months ended September 30, 2016 compared to $137 million for the prior year period primarily due to $19 million of incremental expense related to the planning and implementation of the new Department of Labor fiduciary standard and a $14 million expense from the resolution of a legacy legal matter related to the hedge fund business.

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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2018 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.1 billion and 4.2%, respectively, as of September 30, 2016. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.9 billion and had a weighted average yield of 2.7% as of September 30, 2016. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2016 was approximately 2.7%.
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

AMERIPRISE FINANCIAL, INC.

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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2016:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(232)	$—	$(232)
DAC and DSIC amortization (2) (3)	(136)	—	(136)
Variable annuity riders:
GMDB and GMIB (3) (4)	(35)	—	(35)
GMWB (3) (4)	(533)	412	(121)
GMAB	(42)	43	1
DAC and DSIC amortization (5)	N/A	N/A	(5)
Total variable annuity riders	(610)	455	(160)
Macro hedge program (6)	—	36	36
Equity indexed annuities	1	(1)	—
Certificates	4	(4)	—
Indexed universal life insurance	45	(32)	13
Total	$(928)	$454	$(479)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(51)	$—	$(51)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,315	(1,305)	10
GMAB	41	(38)	3
DAC and DSIC amortization (5)	N/A	N/A	1
Total variable annuity riders	1,356	(1,343)	14
Macro hedge program (6)	—	1	1
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	81	—	81
Brokerage client cash balances	166	—	166
Certificates	(5)	—	(5)
Indexed universal life insurance	73	1	74
Total	$1,620	$(1,341)	$280
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

AMERIPRISE FINANCIAL, INC.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2016. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $421 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on September 30, 2016 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the nine months ended September 30, 2016. At September 30, 2016 and December 31, 2015, we had $3.1 billion and $2.4 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2016, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at September 30, 2016.
During the first quarter of 2016, we extinguished $16 million of our junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million. On June 1, 2016, we redeemed our remaining outstanding junior subordinated notes due 2066 at a redemption price equal to 100% of the principal balance of the notes plus accrued and compounded interest.
On August 11, 2016, we issued $500 million of unsecured senior notes due September 15, 2026, and incurred debt issuance costs of $4 million. Interest payments are due semi-annually in arrears on March 15 and September 15, commencing on March 15, 2017. The proceeds of the senior notes will be used for general corporate purposes.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to

AMERIPRISE FINANCIAL, INC.

reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both September 30, 2016 and December 31, 2015 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both September 30, 2016 and December 31, 2015, we had $150 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in millions)
RiverSource Life(1)(2)	$3,751	$3,800	N/A	$589
RiverSource Life of NY(1)(2)	337	333	N/A	44
IDS Property Casualty(1)(3)	736	684	215	214
Ameriprise Insurance Company(1)(3)	47	46	2	2
ACC(4)(5)	320	274	301	258
Threadneedle Asset Management Holdings Sàrl(6)	379	285	157	165
Ameriprise National Trust Bank(7)	27	36	10	10
AFSI(3)(4)	103	93	#	#
Ameriprise Captive Insurance Company(3)	51	54	10	11
Ameriprise Trust Company(3)	28	27	23	22
AEIS(3)(4)	117	110	21	52
RiverSource Distributors, Inc.(3)(4)	15	15	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	17	17	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2016 and December 31, 2015.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at September 30, 2016 represent calculations at December 31, 2015 of the rule based requirements, as specified by FCA regulations.

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
During the nine months ended September 30, 2016, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.3 billion (including $800 million from RiverSource Life) and contributed cash to its subsidiaries of $135 million

AMERIPRISE FINANCIAL, INC.

(including $75 million to IDS Property Casualty). During the nine months ended September 30, 2015, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.3 billion (including $675 million from RiverSource Life) and contributed cash to its subsidiaries of $243 million (including $175 million to IDS Property Casualty).
In 2009, RiverSource established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In early July of 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with our domiciliary regulator and rating agencies. Management believes that this agreement and offsetting non LTC legacy arrangements with Genworth will enable RiverSource to recover on all net exposure in the event of an insolvency of GLIC.
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $368 million and $355 million for the nine months ended September 30, 2016 and 2015, respectively. On October 25, 2016, we announced a quarterly dividend of $0.75 per common share. The dividend will be paid on November 18, 2016 to our shareholders of record at the close of business on November 7, 2016.
In April 2014, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of our common stock through April 28, 2016, which was exhausted in the three months ended March 31, 2016. In December 2015, our Board of Directors authorized us to repurchase up to an additional $2.5 billion of our common stock through December 31, 2017. As of September 30, 2016, we had $1.3 billion remaining under our share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2016, we repurchased a total of 13.7 million shares of our common stock at an average price of $93.11 per share.
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
Operating Activities
Net cash provided by operating activities decreased $198 million to $1.7 billion for the nine months ended September 30, 2016 compared to $1.9 billion for the prior year period primarily due to higher cash outflows related to derivatives, as well as a decrease in cash from lower fee revenue net of related expenses.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used by investing activities decreased $81 million to $366 million for the nine months ended September 30, 2016 compared to $447 million for the prior year period primarily due to an $871 million increase in net cash related to changes in investments of CIEs primarily reflecting the CIE deconsolidation, a $224 million increase in proceeds from sales, maturities and repayments of mortgage loans reflecting the sale of a portion of our consumer loans in the first quarter of 2016, a $93 million decrease in funding of mortgage loans and a $97 million increase in proceeds from sales, maturities, sinking fund payments and calls of Available-for-Sale securities, partially offset by a $1.3 billion increase in cash used for purchases of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities decreased $734 million to $568 million for the nine months ended September 30, 2016 compared to $1.3 billion for the prior year period. Net cash inflows related to investment certificates increased $479 million compared to the prior year period due to higher proceeds from additions, partially offset by higher maturities, withdrawals and cash surrenders. Cash outflows from surrenders and other benefits of policyholder account balances decreased $721 million compared to the prior year period. During the nine months ended September 30, 2016, we repaid the remaining $245 million of our junior subordinated notes due 2066. In the third quarter of 2016, we issued $500 million of unsecured senior notes due 2026. Net cash outflows related to noncontrolling interests decreased $117 million compared to the prior year period reflecting the CIE deconsolidation. Net cash outflows related to borrowings of CIEs was $134 million for the nine months ended September 30, 2016 compared to net cash inflows of $1.2 billion for the nine months ended September 30, 2015 primarily reflecting the CIE deconsolidation.
Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2015 10-K.

AMERIPRISE FINANCIAL, INC.

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

AMERIPRISE FINANCIAL, INC.

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the June 2016 UK referendum on membership in the European Union), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2015 10-K, Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2016 filed with the SEC on May 5, 2016, Part II, Item 1A in our Form 10-Q for the quarterly period ended June 30, 2016 filed with the SEC on August 1, 2016, and this Form 10-Q.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2016.
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
ITEM 1A.  RISK FACTORS
Other than as described in our Quarterly Report on Form 10-Q for the quarters ended June 30, 2016 and March 31, 2016, there have been no material changes in the risk factors provided in Part I, Item 1A of our 2015 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2016:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2016
Share repurchase program (1)	1,107,100	$93.49	1,107,100	$1,604,906,113
Employee transactions (2)	22,170	$88.58	N/A	N/A

August 1 to August 31, 2016
Share repurchase program (1)	1,394,193	$96.80	1,394,193	$1,469,953,096
Employee transactions (2)	35,788	$98.94	N/A	N/A

September 1 to September 30, 2016
Share repurchase program (1)	1,391,161	$99.91	1,391,161	$1,330,956,750
Employee transactions (2)	93,246	$99.71	N/A	N/A

Totals
Share repurchase program (1)	3,892,454	$96.97	3,892,454
Employee transactions (2)	151,204	$97.90	N/A
	4,043,658		3,892,454
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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 2, 2016	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	November 2, 2016	By	/s/ David K. Stewart
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

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2016 and 2015; (iii) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

E-1