Form 10-K
period 2016-12-31
AMERIPRISE FINANCIAL INC
filed 2017-02-23
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Large Accelerated Filer ☒    Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value, as of June 30, 2016, of voting shares held by non-affiliates of the registrant was approximately $14.6 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2017
Common Stock (par value $.01 per share)	154,056,430 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 26, 2017 (“Proxy Statement”).

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
We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with $787.4 billion in assets under management and administration as of December 31, 2016. Our strategy is centered on helping our clients confidently achieve their goals by providing advice and by managing and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.
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
Our asset management capabilities (represented by the Columbia Threadneedle Investments® brand) are global in scale. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 112 of our mutual funds being rated as four- and five-star funds by Morningstar.
We are positioned to grow our assets under management and to strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage existing strengths to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East, South America and Africa. In addition, we continue to pursue opportunities to leverage the collective capabilities of our global asset management business in order to enhance our current range of investment solutions, to develop new solutions and investment management strategies that are responsive to client demand in an increasingly complex marketplace and to maximize the distribution capabilities of our global business.
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate is subject to elevated uncertainty and substantial and frequent change. To succeed, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed below in Item 1A of this Annual Report on Form 10-K - “Risk Factors”, and other factors as discussed herein.

The financial results from the businesses underlying our go-to-market approaches are reflected in our five operating segments:

•	Advice & Wealth Management;

•	Asset Management;

•	Annuities;

•	Protection; and

•	Corporate & Other.
As a diversified financial services firm, we believe our ability to gather assets across the enterprise is best measured by our assets under management and administration metric. At December 31, 2016, we had $787.4 billion in assets under management and administration compared to $776.7 billion as of December 31, 2015. For a more detailed discussion of assets under management and administration see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K. The following chart shows our current business mix through the contributions of each segment to our pretax operating earnings (excluding Corporate & Other segment) as well as a historical comparison that reflects how we have executed on our strategy to shift our business mix toward higher growth areas in Advice & Wealth Management and Asset Management.

Pretax Operating Earnings Mix Shift

55%
45%
33%
67%
2010
2016*
Protection & Annuities
Advice & Wealth Management
Asset Management

*Excludes unlocking charge of $235 million in Q3 2016

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

On March 30, 2015, we launched a new global brand - the Columbia Threadneedle Investments® brand, which represents the combined capabilities, resources and reach of Columbia Management and Threadneedle. This brand reinforces the strength of both firms in their established markets of the UK, Europe and the U.S. and helps us grow our presence in key markets including Asia Pacific, Latin America, Africa and the Middle East.

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
On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders, at which time we became an independent, publicly traded company and changed our name to “Ameriprise Financial, Inc.” In 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc. and J. & W. Seligman & Co. Incorporated. In 2010, we completed the acquisition of the long-term asset management business of Columbia Management from Bank of America, which significantly enhanced the scale and performance of our retail mutual fund and institutional asset management businesses. In 2016, we completed the acquisition of Emerging Global Advisors, LLC, a registered investment advisor and provider of strategic beta portfolios based on emerging markets.
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

Columbia Management Investment Advisers, LLC (“Columbia Management”)	The investment adviser for the majority of funds in the Columbia Management family of funds (“Columbia Management® funds”) and to U.S. and non-U.S. institutional accounts and private funds
J. & W. Seligman & Co. Incorporated (“Seligman”)	A holding company for Columbia Management Investment Distributors, Inc. and certain other subsidiaries within our Asset Management segment
Columbia Management Investment Distributors, Inc.	Broker-dealer subsidiary that serves as the principal underwriter and distributor for Columbia Management funds
Columbia Management Investment Services Corp.	A transfer agent that processes client transactions for Columbia Management funds and Ameriprise face-amount certificates
AMPF Holding Corporation	A holding company for certain of our retail brokerage and advisory subsidiaries, including AFSI (defined below) and AEIS (defined below)
American Enterprise Investment Services Inc. (“AEIS”)	Our registered clearing broker-dealer subsidiary, brokerage transactions for accounts introduced by AFSI are executed, cleared and settled through AEIS
Ameriprise Financial Services, Inc. (“AFSI”)	A registered broker-dealer and registered investment adviser, and our primary financial planning and retail distribution subsidiary
RiverSource Distributors, Inc. (“RiverSource Distributors”)	A broker-dealer subsidiary that serves as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through AFSI and third-party channels
RiverSource Life Insurance Company (“RiverSource Life”)	Conducts its insurance and annuity business in states other than New York
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
Our nationwide advisor network consisted of approximately 9,700 advisors as of December 31, 2016, which includes approximately 2,000 employee advisors and approximately 7,700 independent franchisees or employees or contractors of franchisees. Of these advisors, 55.4% have been with us for more than 10 years, with an average tenure of over 20 years. Among advisors who have been with us for more than 10 years, we have a retention rate of over 95%. We believe our strong advisor retention rate, as well as our ability to recruit experienced advisors, speaks to the value proposition we offer our advisors.
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
Fee-based Investment Advisory Accounts
In addition to purchases of mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds and other securities in connection with investment advisory fee-based account programs or services. We currently offer both discretionary and non-discretionary investment advisory accounts. In a discretionary advisory account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary advisory account, clients choose the underlying investments in the portfolio based on their financial advisor’s recommendation. Investors in discretionary and non-discretionary advisory accounts generally pay a fee (for investment advice and other services) based on the assets held in that account as well as any related fees or costs associated with the underlying securities held in that account. A significant portion of our affiliated mutual fund sales are made through advisory accounts. Client assets held in affiliated mutual funds in an advisory account generally produce higher revenues to us than client assets held in affiliated mutual funds on a stand-alone basis because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in an advisory account in addition to revenues we normally receive for investment management and/or distribution of the funds included in the account.
We offer several types of investment advisory accounts. For example, we sponsor (i) Ameriprise Strategic Portfolio Service (“SPS”) Advantage, a non-discretionary investment advisory account service, (ii) SPS - Advisor, a discretionary investment advisory account service, (iii) Ameriprise Select Separate Accounts (a separately managed account (“SMA”) program), a discretionary investment advisory account service through which clients invest in strategies managed by affiliated and non-affiliated investment managers, and (iv) Active Portfolios® investments, a discretionary investment advisory account service that offers a number of strategic target allocations based on different risk profiles and tax sensitivities. Additionally, we offer discretionary investment advisory account services (Vista Separate Accounts, Investor Separate Accounts and Access Separate Accounts) through which clients may invest in SMAs, mutual funds and exchange traded funds. We also offer a discretionary investment advisory account service as an accommodation program where client accounts are held and serviced by a third-party asset management provider and its affiliates.
Mutual Fund Offerings (Unaffiliated and Affiliated)
In addition to the Columbia Management family of funds (discussed below in “Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds”), we offer mutual funds from approximately 260 unaffiliated mutual fund families representing more than 3,300 mutual funds on our brokerage platform and as part of our investment advisory accounts to provide our clients a broad choice of investment products. In 2016, retail sales of other companies’ mutual funds accounted for the substantial majority of our total retail mutual fund sales.
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
Insurance and Annuities
We offer insurance and annuities issued by the RiverSource Life companies (discussed below in “Business - Our Segments - Annuities” and in “Business - Our Segments - Protection”). The RiverSource insurance solutions available to our retail clients include universal life insurance, indexed universal life insurance, variable universal life insurance, traditional term life insurance and disability income insurance. RiverSource annuities include fixed annuities, as well as variable annuities that allow our clients to choose from a number of underlying investment options, including volatility management options, and to purchase certain guaranteed benefit riders. In addition to RiverSource insurance and annuity products, our advisors offer products of unaffiliated carriers on a limited basis, including variable annuities, life insurance and long term care insurance products issued by a select number of unaffiliated insurance companies.

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
Banking Products
While we have changed our banking operations and products in recent years (as discussed above in “Business - History and Development”), we continue to offer consumer deposit and credit products through relationships with well-known and respected financial services companies. In connection with the sale of the Ameriprise Bank credit card account portfolio to Barclays in 2012, we entered into a co-branding agreement with Barclays pursuant to which Barclays continues to issue Ameriprise-branded credit cards. We also entered into a referral agreement with a third party to source mortgages and related products. Finally, the cash management features of the Ameriprise ONE Financial Account remain supported by our brokerage platform, and our clients continue to have access to a variety of other cash solutions, including Ameriprise Certificates, FDIC-insured Brokered CDs issued by third-party banks and deposits placed at third-party banks through Ameriprise Insured Money Market Account (AIMMA) brokerage sweep accounts.
Ameriprise National Trust Bank provides personal trust, custodial, agency and investment management services to help meet estate and wealth transfer needs of our advisors’ individual and corporate clients. The performance of such personal trust services may involve our investment products. Ameriprise National Trust Bank generally receives an asset-based fee for investment advice and other services based on assets managed or custodied, as well as related fees and costs.
Face-Amount Certificates
We issue different types of face-amount certificates through Ameriprise Certificate Company, a wholly-owned subsidiary of Ameriprise Financial. Ameriprise Certificate Company is registered as an investment company under the Investment Company Act of 1940 (“Investment Company Act”). Owners of our certificates invest funds and are entitled to receive at maturity or at the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we determine, less any withdrawals and early withdrawal penalties. For certain types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms. In 2015, we launched a new product that offers the ability to step up to a higher interest rate based upon the then-current new purchase rate for the same term as the current certificate.
At December 31, 2016, we had $5.9 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or “spread,” between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. In times of weak performance in the equity markets, certificate sales are generally stronger. In 2016, advisors’ sales of our certificates were $3.1 billion.
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
Columbia Management primarily provides products and services in the U.S., and Threadneedle primarily provides products and services internationally. As noted above, we refer to the group of companies in Ameriprise Asset Management Holdings GmbH and Threadneedle Asset Management Holdings Sarl as “Threadneedle.” “Columbia Threadneedle” refers to both Columbia Management and Threadneedle and reflects the global manner in which we think about and operate our asset management business in line with the Columbia Threadneedle Investments brand. We provide U.S. retail clients with products through unaffiliated third-party financial institutions and through our Advice & Wealth Management segment, and we provide institutional products and services through our institutional sales force. International retail products are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds (“ETFs”) and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, collateralized loan obligations (“CLOs”), hedge fund or alternative strategies, collective funds and property funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Our Asset Management segment also provides all intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments. All intersegment activity is eliminated in our consolidated results.
Revenues in the Asset Management segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. At December 31, 2016, our Asset Management segment had $454.4 billion in managed assets worldwide.
Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle fund families and the assets of institutional clients. Managed external client assets also include assets managed by sub-advisers we select. Our external client assets are not reported on our Consolidated Balance Sheets, although certain investment funds marketed to investors may be consolidated at certain times. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on consolidation principles. Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and receives management fees. For additional details regarding our assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Investment Management Capabilities
The investment management activities of Columbia Threadneedle are conducted through investment management teams located in multiple locations, including Boston, Charlotte, Chicago, Kuala Lumpur, Los Angeles, London, Minneapolis, New York, Menlo Park, Portland and Singapore. Each investment management team may focus on particular investment strategies, asset types, products and on services offered and distribution channels utilized. Within the global asset management business, we deploy our investment teams across multiple jurisdictions pursuant to sub-advisory and personnel sharing arrangements on an intercompany basis.
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
Product and Service Offerings
We offer a broad spectrum of investment management and advice and products to individual, institutional and high-net worth investors. In an effort to address changing market conditions and the evolving needs of investors, we may from time to time develop and offer new retail and institutional investment products with new and/or innovative investment strategies, including U.S. mutual funds and their non-U.S. equivalents, ETFs, separately managed accounts, hedge or alternative funds and other private funds, CLOs, and collective funds. The following is an overview of our Asset Management offerings. As discussed previously, Columbia Threadneedle is increasingly leveraging its combined global investment management and research capabilities to support and expand our product and service offerings.
U.S. Registered Funds
We provide investment advisory, distribution and other services to the Columbia Management family of funds. The Columbia Management family of funds includes retail mutual funds, exchange-listed ETFs and U.S. closed-end funds and variable product funds. Retail mutual funds are available through unaffiliated third-party financial institutions and the Ameriprise® financial advisor network. Variable product funds are available as underlying investment options in variable annuity and variable life insurance products, including RiverSource® products. The Columbia Management family of funds includes domestic and international equity funds, fixed income funds, cash management funds, balanced funds, specialty funds, absolute return and other alternative funds and asset allocation funds, including fund-of-funds, with a variety of investment objectives. The Columbia Management family of funds also uses sub-advisers to diversify the product offerings it makes available to investors on its variable product platform. At December 31, 2016, our U.S. retail mutual funds, ETFs and U.S. closed-end funds had total managed assets of $148.5 billion in 139 funds. The variable insurance trust funds (“VIT Funds”) that we manage had total managed assets at December 31, 2016 of $70.4 billion in 70 funds.
Columbia Management serves as investment manager for most of our U.S. mutual funds as well as our exchange-listed ETFs and U.S. closed-end funds. Columbia Wanger Asset Management, LLC (“Columbia Wanger”), a subsidiary of Columbia Management, also serves as investment manager for certain funds, which are included in the totals noted in the preceding paragraph. In addition, several of our subsidiaries perform related services for the funds, including distribution, accounting, administrative and transfer agency services. Columbia Management and Columbia Wanger perform investment management services pursuant to contracts with the U.S. registered funds that are subject to renewal by the fund boards within two years after initial implementation, and thereafter, on an annual basis.
We earn management fees for managing the assets of the Columbia Management family of mutual funds based on the underlying asset values. We also earn fees by providing related services to the Columbia Management family of funds.
Non-U.S. Funds
Threadneedle offers a fund product range that includes different risk-return options across regions, markets, asset classes and product structures, which include retail funds that are similar to U.S. mutual funds. These funds are marketed to non-U.S. persons and the majority are often referred to as UCITS products (Undertakings for Collective Investment in Transferable Securities). UCITS and other funds offered by Threadneedle typically are structured as Open Ended Investment Companies (“OEICs”) in the UK, Société d'investissement à Capital Variable (“SICAVs”) in Luxembourg, as well as unit trusts. Threadneedle also sponsors, manages and offers UK property funds that invest in UK real estate. The majority of our fund offerings are registered in and distributed across multiple jurisdictions. For example, our OEICs are offered in many jurisdictions outside of the UK and a majority of our non-UK client AUM is invested in our OEICs; however we also may have a SICAV equivalent or close equivalent to our OEICs. At December 31, 2016, our non-U.S. retail funds had total managed assets of $41.1 billion in 182 funds.
Threadneedle Asset Management Ltd. serves as investment manager for most of our non-U.S. fund products and earns management fees based on underlying asset values for managing the assets of these funds. Certain Threadneedle affiliates also earn fees by providing ancillary services to the funds. In addition, certain non-U.S. funds or portions of the portfolios underlying such funds may receive sub-advisory services, including services provided by both Columbia Threadneedle personnel and other unaffiliated advisers.
Separately Managed Accounts
We provide investment management services to a range of clients globally, including pension, profit-sharing, employee savings, sovereign wealth funds and endowment funds, accounts of large- and medium-sized businesses and governmental clients, as well as the accounts of high-net-worth individuals and smaller institutional clients, including tax-exempt and not-for-profit organizations. Our services include investment of funds on a discretionary or non-discretionary basis and related services including trading, cash management and reporting. We offer various fixed income, equity and alternative investment strategies for our institutional clients with separately managed accounts. Columbia Management and Threadneedle distribute products of the other under the Columbia Threadneedle Investments brand, including Threadneedle’s offering various investment strategies of Columbia Management to non-U.S. clients and Columbia Management’s offering of certain investment strategies of Threadneedle to U.S. clients.
For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts the client can terminate on short notice. Clients may also pay us fees based on the performance of their portfolio. At December 31, 2016, within our Columbia Threadneedle asset management business we managed a total of $125.3 billion in assets under this range of services.
Management of Owned Assets
We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies and assets held by Ameriprise Certificate Company. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments based on a certain level of risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment’s management of owned assets for Ameriprise Financial subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2016, the Asset Management segment managed $36.2 billion of owned assets.
Management of Collateralized Loan Obligations (“CLOs”)
Columbia Threadneedle has a dedicated team of investment professionals who provide collateral management services to special purpose vehicles which primarily invest in syndicated bank loans and issue multiple tranches of securities collateralized by the assets of each pool to provide investors with various maturity and credit risk characteristics. For collateral management of CLOs, we earn fees based on the par value of assets and, in certain instances, we may also receive performance-based fees. At December 31, 2016, we managed $6.7 billion of assets related to CLOs.
Private Funds
We also provide investment management and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. These funds are currently exempt from registration under the Investment Company Act under either Section 3(c)(1) or Section 3(c)(7) or related interpretative relief and are organized as U.S. and non-U.S. funds. These funds are subject to local regulation in the jurisdictions where they are formed or marketed. For investment management services, we generally receive fees based on the market value of assets under management, and we may also receive performance-based fees. As of December 31, 2016 we managed $616 million in private fund assets.

Ameriprise Trust Company - Collective Funds and Separately Managed Accounts
Collective funds are investment funds sponsored by ATC (our Minnesota-chartered trust company); these funds are exempt from registration with the Securities and Exchange Commission (“SEC”) and offered to certain qualified institutional clients such as retirement, pension and profit-sharing plans. Columbia Management currently serves as investment adviser to ATC with respect to a series of ATC collective funds covering a broad spectrum of investment strategies for which ATC serves as trustee. ATC receives fees for its investment management services to the collective funds and Columbia Management receives fees from ATC pursuant to an agreement with ATC for the investment advisory services provided by Columbia Management. The fees payable to ATC and Columbia Management are generally based upon a percentage of assets under management. In addition to its collective funds, ATC serves as investment manager to separately managed accounts for qualified institutional clients.
As of December 31, 2016, we managed $6.2 billion of ATC Funds and separate accounts for ATC clients. This amount does not include the Columbia Management family of funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the “Product and Service Offerings - U.S. Registered Funds” section above.
Sub-advised Accounts
In addition, we act as sub-adviser for certain U.S. and non-U.S. funds, private banking individually managed accounts, common trust funds and other portfolios sponsored or advised by other firms. As with our affiliated funds, we earn management fees for these sub-advisory services based on the underlying asset value of the funds and accounts we sub-advise. As of December 31, 2016, we managed nearly $20 billion in assets in a sub-advisory capacity.
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
Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. The underlying investment account options may include the VIT Funds previously discussed (see “Business - Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds,” above), as well as variable portfolio funds offered through unaffiliated companies. RiverSource variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 5% at December 31, 2016.
Contract purchasers can choose to add optional benefits to their contracts for an additional fee, including the Enhanced Legacy Benefit® (“ELB”) and other guaranteed minimum death benefits (individually, “GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”) and a guaranteed minimum accumulation benefit (“GMAB”). Approximately 99% of RiverSource Life's overall variable annuity assets includes an optional ELB or GMDB and approximately 61% of RiverSource Life's overall variable annuity assets include an optional GMWB or GMAB. In general, these features can help protect contractholders and beneficiaries from a shortfall in death benefits, accumulation value or lifetime income due to a decline in the value of their underlying investment accounts.
In 2015, we introduced the SecureSource 4® and SecureSource 4 Plus® living benefit riders, optional GMWB riders that can be added to new purchases of RiverSource variable annuities for a fee. These benefits ensure a specified withdrawal amount annually for life. These two riders offer clients a choice between lower fees and the opportunity for higher guaranteed income growth. Clients who purchase these benefits are invested in one or more of our Portfolio Stabilizer (managed volatility) funds of funds that are designed to pursue total return while seeking to mitigate exposure to market volatility and allow a contract purchaser to select investment options based on the purchaser’s investment risk tolerance. Clients purchasing a new variable annuity with the optional GMAB living benefit rider or ELB rider are also invested in one or more of our Portfolio Stabilizer funds of funds. Columbia Management serves as investment advisor for the funds of funds and all of the underlying funds in which the funds of funds invest.
Our Portfolio Navigator (traditional asset allocation) funds are available for our variable annuities, but as of April 2012, were no longer available for sale with any living benefit riders. Portfolio Navigator funds allow clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. Portfolio Navigator funds are designed to allow a contract purchaser to select investment options based on the purchaser’s investment time horizon, risk tolerance and investment goals and tailor the performance of annuities and life insurance policies to their specific needs and keep investment allocations on track over time. Columbia Management serves as investment adviser for the funds of funds and all of the underlying funds in which the Portfolio Navigator funds of funds invest. Our Portfolio Stabilizer funds of funds offering is available for new sales of variable annuities sold without a living benefit rider.
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
RiverSource variable annuities provide us with fee-based revenue in the form of mortality and expense risk fees, marketing support and administrative fees, fees charged for optional benefits and features elected by the contractholder, and other contract charges. We receive marketing support payments from the VIT Funds underlying our variable annuity products as well as Rule 12b-1 distribution and servicing-related fees from the VIT Funds and the underlying funds of other companies. In addition, we receive marketing support payments from other companies’ funds included as investment options in our RiverSource variable annuity products.
Fixed Annuities
RiverSource fixed annuity products provide a contractholder with contract value that increases by a fixed or indexed interest rate. We periodically reset rates at our discretion subject to certain contract terms establishing guaranteed minimum interest crediting rates. Our earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to our RiverSource fixed annuity contracts. RiverSource fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1% to 5% at December 31, 2016. New contracts issued provide guaranteed minimum interest rates in compliance with state laws. We previously discontinued new sales of equity indexed annuities, although we continue to service existing policies.
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
In 2016, we had total sales for fixed annuity products through third-party channels of $8 million. As of December 31, 2016, we had distribution agreements for RiverSource fixed annuity products in place with more than 115 third-party firms.
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
RiverSource Insurance Products
Through the RiverSource Life companies, we issue universal life insurance, indexed universal life insurance, variable universal life insurance, traditional life insurance and disability income insurance. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. We also offer a chronic care rider, AdvanceSource® rider, on our new permanent insurance products. This rider allows its policyholder to accelerate a portion of the life insurance death benefit in the event of a qualified chronic care need. Traditional life insurance refers to whole and term life insurance policies. Traditional life insurance typically pays a specified sum to a beneficiary upon death of the insured for a fixed premium.
Our sales of RiverSource individual life insurance in 2016, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 83% universal life, 14% variable universal life and 3% traditional life. Our RiverSource Life companies issue only non-participating life insurance policies that do not pay dividends to policyholders from the insurer’s earnings.

Assets supporting policy values associated with fixed account life insurance products, as well as those assets associated with fixed account investment options under variable insurance products (collectively referred to as the “fixed accounts”), are part of the RiverSource Life companies’ general accounts. Under fixed accounts, the RiverSource Life companies bear the investment risk. More information on the RiverSource Life companies’ general accounts is found under “Business - Our Segments - Asset Management - Product and Service Offerings - Management of Owned Assets” above.
Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Investment options may include VIT Funds discussed above, Portfolio Navigator and Portfolio Stabilizer funds of funds, as well as variable portfolio funds of other companies. RiverSource variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2.0% to 4.5% at December 31, 2016.
Universal Life Insurance and Traditional Whole Life Insurance
Universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.
RiverSource universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. RiverSource universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2% to 5% at December 31, 2016. Certain universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.
RiverSource indexed universal life insurance (“IUL”) provides lifetime insurance protection and efficient asset growth through index-linked interest crediting, without the impact of negative market returns. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest as well as a minimum guaranteed credited rate of interest. Unlike universal life insurance, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500® Index (subject to a cap and floor) or a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index.
We also offer RiverSource TrioSourceSM, a universal life insurance product with long term care benefits. The base feature of the RiverSource TrioSource product is a universal life insurance policy that provides a guaranteed death benefit and a guaranteed return of premium.
We previously discontinued new sales of traditional whole life insurance, however, we continue to service existing policies. Our in-force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.
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
In 2004, the RiverSource Life companies began to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity long term care insurance policies. Implementation of these rate increases began in early 2005 and continues. We have received approval for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 121.9% of premium on all such policies where an increase was requested.
In 2007, the RiverSource Life companies began to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement long term care insurance policies. Implementation of these rate increases began in late 2007 and continues. We have received approval for some or all requested increases in 49 states, with an average approved cumulative rate increase of 51.3% of premium on all such policies where an increase was requested.

We may seek additional rate increases with respect to these policies, subject to regulatory approval.
Ameriprise Auto & Home Insurance Products
We offer personal auto, home and umbrella insurance products through IDS Property Casualty and its subsidiary, Ameriprise Insurance Company (the “Property Casualty companies”). We offer a range of coverage options under each product category. Our Property Casualty companies provide personal auto, home and umbrella coverage to clients in 43 states and the District of Columbia.
Distribution and Marketing Channels
Our Property Casualty companies do not have field agents - we use a co-branded direct marketing strategy to sell our personal auto, home and umbrella insurance products through alliances with commercial institutions and affinity groups, and directly to our clients and the general public. We also receive referrals through our financial advisor network. Our Property Casualty companies’ multi-year contract with Costco Wholesale Corporation and Costco’s affiliated insurance agency expires on March 31, 2020. Costco members represented 84% of all new policy sales of our Property Casualty companies in 2016.
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
Liabilities and Reserves
We maintain adequate financial reserves to cover the insurance risks associated with the insurance products we issue. Generally, reserves represent estimates of the invested assets that our insurance companies need to hold to provide adequately for future benefits and expenses and applicable state insurance laws generally require us to assess and submit an opinion regarding the adequacy of our statutory-based reserves on an annual basis. For a discussion of the statutory-based financial statements related to our insurance products, see Note 20 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Our Asset Management segment competes on a global basis to acquire and retain managed and administered assets against a substantial number of firms, including those in the categories listed above. Such competitors may have achieved greater economies of scale, offer a broader array of products and services, offer products with a stronger performance record and have greater distribution capabilities. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, service quality, brand recognition and reputation and the ability to attract and retain investment personnel. Furthermore, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles) and downward pressure on fees presents various challenges to our business and may favor different competitors that focus more on “passive” investing styles. The ability to create and maintain and deepen relationships with distributors and clients also plays a significant role in our ability to acquire and retain managed and administered assets. The impact of these factors on our business may vary from country to country and certain competitors may have certain competitive advantage in certain jurisdictions.
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
We have developed and maintain a comprehensive business continuity plan that utilizes an all-hazards approach to cover different potential business disruptions to centrally controlled systems, platforms and facilities of varying severity and scope. This plan addresses, among other things, the loss of an entire geographic area, corporate buildings, staff, data systems and/or telecommunications capabilities regardless of their cause (e.g., flood, fire or terrorism). We review and test our business continuity plan periodically and update it as necessary. We require our key technology vendors and service providers that provide corporate-wide services and solutions to do the same and we require our franchise advisors to create plans to cover the same for their locally controlled systems, data, staff and facilities.
Geographic Presence
For years ended December 31, 2016, 2015 and 2014, approximately 91%, 89% and 89%, respectively, of our long-lived assets were located in the United States and approximately 94%, 91% and 89%, respectively, of our net revenues were generated in the United States. The majority of our foreign operations are conducted through Columbia Threadneedle, as described in this Annual Report on Form 10-K under “Business - Our Segments - Asset Management.”
Employees
At December 31, 2016, we had over 13,000 employees, including approximately 2,000 employee advisors (which does not include our franchisee advisors, who are not employees of our company, but includes advisors employed in the AAC). We are not subject to collective bargaining agreements, and we believe that our employee relations are strong.
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
Advice and Wealth Management Regulation
Certain of our subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and with certain states, the District of Columbia and other U.S. territories. Our broker-dealer subsidiaries are also members of self-regulatory organizations, including FINRA, and are subject to the regulations of these organizations. The SEC and FINRA have stringent rules with respect to the net capital requirements and the marketing and trading activities of broker-dealers. Our broker-

dealer subsidiaries, as well as our financial advisors and other personnel, must obtain all required state and FINRA licenses and registrations to engage in the securities business and take certain steps to maintain such registrations in good standing. SEC regulations also impose notice requirements and capital limitations on the payment of dividends by a broker-dealer to a parent.
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
Our financial advisors serve clients who hold assets in IRAs and employer-sponsored retirement plan accounts. The Department of Labor published regulations in April 2016 that would expand the scope of who is considered an ERISA fiduciary under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and therefore subject to certain ERISA transaction prohibitions involving the assets of IRA and ERISA plan clients. These regulations introduced additional exemptions and various amendments and revocations to pre-existing exemptions and the regulations focus on investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts and other types of ERISA clients as well as how financial advisors are able to discuss IRA rollovers. While effective on June 7, 2016, these regulations are not scheduled to become applicable until April 10, 2017. As of February 3, 2017, per various memoranda and statements issued by President Trump and the Department of Labor, these regulations were under review by the Department of Labor. On February 9, 2017, the Office of Management and Budget received a proposed regulation from the Department of Labor to delay the applicability date of the regulation. As a result, it is unclear whether the Department of Labor will delay the applicability of the regulations in the form they were adopted in April 2016 as well as whether the regulations as adopted in 2016 will be substantially rescinded or revised by the Department of Labor.
In light of the uncertainty regarding the fiduciary regulation, while we prudently continue to prepare to comply with the Department of Labor’s investment fiduciary regulations and exemptions in the form in which they were adopted in April 2016, we are also evaluating the impact to our clients, financial advisors and business should the Department of Labor decide to delay, rescind or revise the regulations per the developments since President Trump’s inauguration as generally described above. Depending on the span and substance of any final regulations and timing of their applicability, the scope of any implementation could impact the way we compensate our advisors, particularly with respect to the sale of commission-based products, the access that representatives of affiliated and unaffiliated product manufacturers could have to our advisors and clients, and the manner and degree to which we and our advisors could have selling and marketing costs reimbursed by product manufacturers. We have incurred infrastructure costs in anticipation of compliance with the new regulations in the form in which they were adopted in April 2016, and ongoing costs will be driven by any final regulations as they evolve over the course of time.
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
Asset Management Regulation
U.S. Regulation
In the U.S., certain of our asset management subsidiaries are registered as investment advisers under the Advisers Act and subject to regulation by the SEC. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, disclosure obligations and record-keeping, and operational and marketing restrictions. Our registered investment advisers may also be subject to certain obligations of the Investment Company Act based on their status as investment advisers to investment companies that we, or third parties, sponsor. As an outcome of the Dodd-Frank Act, Congress is considering whether to increase the frequency of examinations of SEC-registered investment advisers, including the authorization of one or more self-regulatory organizations to examine, subject to SEC oversight, SEC-registered investment advisers. On December 11, 2015, the SEC approved a proposed rule designed to enhance investor protection by limiting the use of derivatives by mutual funds, closed-end funds and ETFs, and requiring new risk management measures with respect to derivatives. The timing and scope of any final rule on the use of derivatives are currently unclear. As noted earlier, we continue to see enhanced legislative and regulatory interest regarding financial services in the U.S. through rules (and those yet to be implemented), regulatory priorities or general discussion around risk retention requirements, expanded reporting requirements and transfer agent regulation. This trend is also true globally. As one example, the Financial Stability Board (“FSB”), an international body that can make its own recommendations but not enact regulations, provided 14 policy recommendations to address what they see as the following structural vulnerabilities from asset management activities that could potentially present financial stability risks: (i) liquidity mismatch between fund investments and redemption terms and conditions for open-ended fund units; (ii) leverage within investment funds; (iii) operational risk and challenges at asset managers in stressed conditions; and (iv) securities lending activities of asset managers and funds. We believe many of the recommendations with respect to individual funds and firms outlined by the FSB are addressed by our existing robust risk management practices for our global asset management business, including with respect to liquidity risk management. However, any future regulations could potentially require new or different approaches which increase our regulatory burdens and costs.
Aspects of the regulation that would apply to our Advice & Wealth Management segment would also apply to our Asset Management segment. For example, Columbia Management Investment Distributors, Inc. is registered with the CFTC and NFA as well as registered as a broker-dealer for the limited purpose of acting as the principal underwriter and distributor for Columbia Management funds. Additionally, ERISA and the Department of Labor’s fiduciary regulations would be relevant to our global asset management business and we continue to review and analyze the potential impact of the April 2016 regulations on our clients, prospective clients and distribution channels, as well as the potential impact on our business across each of our business lines.
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
Non-U.S. Regulation
UK Regulation
Outside of the U.S., our Threadneedle group is primarily authorized to conduct its financial services business in the UK under the Financial Services and Markets Act 2000. Threadneedle is currently regulated by the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”). FCA and PRA rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance. As with the U.S. environment, we continue to see enhanced legislative and regulatory interest regarding financial services outside the U.S. through rules (and those yet to be implemented). In November 2016, the FCA published its interim report for the Asset Management Market Study (which seeks to promote competition in the asset management industry). A final report is expected in 2017 - the impact of any actions coming out of the survey will depend on the final FCA recommendations.
Pan-European and Other Non-U.S. Regulation
In addition to the above, certain of our asset management subsidiaries, such as Threadneedle’s UK and other European subsidiaries, are required to comply with pan-European directives issued by the European Commission, as adopted by EU member states. Certain of these directives also impact our global asset management business. For example, Threadneedle and certain of our other asset management subsidiaries are required to comply with the Markets in Financial Instruments Directive (“MiFID”), Alternative Investment Fund Managers Directive (“AIFMD”), European Market Infrastructure Regulation (“EMIR”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”). These regulations are impacting the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. EMIR provides a framework for the regulation of over the counter and exchange-traded derivative markets, and is being implemented in a number of phases that began in August 2012. Similar to the developments in the U.S., we continue to see enhanced legislative and regulatory interest regarding financial services through international markets, including in the European Union (“EU”) where we have a substantial asset management business. These non-U.S. rules (and those yet to be implemented), proposed rules, regulatory priorities or general discussions may impact us directly or indirectly, including as a regulated entity or as a service provider to, or a business receiving services from or engaging in transactions with, regulated entities. For example, within the EU and the UK we have been, or will be, addressing Solvency II, Markets in Financial Instruments Directive II (“MiFID II”), Market Abuse Regulation (“MAR”), Transparency Directive II (“TD II”), UCITS V, EMIR, Packaged Retail and Insurance-based Investment Products Regulation (“PRIIPs”), Fourth Money Laundering Directive (“MLD4”), Benchmarks Regulation, Money Market Fund Regulation (“MMFR”), Insurance Distribution Directive (“IDD”), Shareholder Rights Directive (“SRD”), General Data Protection Regulation (“GDPR”), UK Workplace Pensions Transaction Cost Disclosure, the Local Government Pension Scheme Advisory Board Transparency Code, the FCA’s Asset Management Market Study, and Senior Managers and Certification Regime (“SMCR”)and a financial transaction tax. On June 12, 2014, MiFID II was published in the Official Journal of the European Union, starting an implementation period throughout the EU. The implementation date was initially expected to be January 2017 but has now been delayed to January 2018. This will result in significant changes to the Asset Management business in Europe. For example, as well as introducing new rules on trading venues, transaction reporting and derivatives, MiFID II also introduces conduct of business rules relating to conflicts, inducements and commissions. MiFID II introduces within the EU what the RDR previously introduced in the UK. Therefore, for Columbia Threadneedle the sales-related commission changes being introduced by MiFID II will not be as significant as for other EU firms as the UK already has a ban on advisory firms receiving selling commissions for both independent and restricted advice. However, with regard to new rules under MiFID II relating to the use of commissions to pay for research, we are evaluating different approaches that will comply with regulatory requirements. UCITS V amended the UCITS IV Directive and introduced changes relating to the depositary function, manager remuneration and sanctions for those funds that are publicly offered as UCITS products. UCITS V was implemented in March 2016. In addition, at a referendum in June 2016, the UK voted to leave the EU. In connection with the British exit from the EU (commonly known as “Brexit”), which has recently advanced further within the UK parliament, it is expected that the UK will invoke article 50 of the Treaty of Lisbon to withdraw from the EU in due course, however there is a significant degree of uncertainty about how negotiations relating to the UK’s withdrawal and new trade agreements will be conducted, as well as the potential consequences and precise timeframe for Brexit.
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
Threadneedle companies and activities are also subject to other local country regulations in Europe, Dubai, Hong Kong, Malaysia, Taiwan, the U.S., South Korea, South America and Australia. Additionally, many of our subsidiaries, including Columbia Management, are also subject to foreign, state and local laws with respect to advisory services that are offered and provided by these subsidiaries, including services provided to government pension plans.
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
Aspects of the regulation applicable to our Advice & Wealth Management segment would also apply to our Annuities and Protection segments. For example, RiverSource Distributors is registered with the CFTC and NFA as well as registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through AFSI and third-party channels. Additionally, ERISA and the U.S. Department of Labor’s fiduciary regulations are relevant to our insurance business and we continue to review and analyze the potential impact of the April 2016 regulations on our clients, prospective clients and distribution channels, as well as the potential impact on our business across each of our business lines.
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
Certain variable annuity and variable life insurance policies offered by the RiverSource Life companies constitute and are registered as securities under the Securities Act of 1933, as amended. As such, these products are subject to regulation by the SEC and FINRA. Securities regulators have recently increased their focus on the adequacy of disclosure regarding complex investment products, including variable annuities and life insurance products, and have announced that they will continue to review actions by life insurers to improve profitability and reduce risks under in force annuity and insurance products with guaranteed benefits.
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
Each of our insurance subsidiaries is subject to risk-based capital (“RBC”) requirements designed to assess the adequacy of an insurance company’s total adjusted capital in relation to its investment, insurance and other risks. The National Association of Insurance Commissioners (“NAIC”) has established RBC standards that all state insurance departments have adopted. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. Our RiverSource Life companies and Property Casualty companies are subject to various levels of regulatory intervention should their total adjusted statutory capital fall below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life, RiverSource Life of NY, IDS Property Casualty and Ameriprise Insurance Company maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2016:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$606	$3,052	504%
RiverSource Life of NY	38	323	848
IDS Property Casualty	141	800	568
Ameriprise Insurance Company	1	47	8,761
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
Following the conversion of Ameriprise Bank, Ameriprise Financial deregistered as a savings and loan holding company and is no longer subject to consolidated regulation or supervision by the Federal Reserve System (“Federal Reserve”) as such, nor is it subject to the additional Federal Reserve requirements applicable to financial holding companies.
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
Our financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, regional, national or local in nature, include: (i) political, social, economic and market conditions; (ii) the availability and cost of capital; (iii) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (iv) technological changes and events; (v) U.S. and foreign government fiscal and tax policies; (vi) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (vii) the availability and cost of credit; (viii) inflation; (ix) investor sentiment and confidence in the financial markets; (x) terrorism and armed conflicts; and (xi) natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact client activity in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives.
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
Some of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum withdrawal and accumulation benefits. A significant equity market decline or volatility in equity markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. Although we have hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. Further, the cost of hedging our liability for these guarantees has increased as a result of low interest rates and volatility in the equity markets and broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties. In addition, heightened volatility creates greater uncertainty for future hedging effectiveness.
We believe that investment performance is an important factor in the success of many of our businesses. Poor investment performance could impair our revenues and earnings, as well as our prospects for growth. A significant portion of our revenue is derived from investment management agreements with the Columbia Management family of mutual funds that are terminable on 60 days’ notice. In addition, although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can terminate their relationships with us or our financial advisors at will or on relatively short notice. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles), changes in our (or our advisors’) reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. A reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business. Moreover, if our money market funds experience a decline in market value, we may choose to contribute capital to those funds without consideration, which would result in a loss.
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
During periods of increasing market interest rates, we offer higher crediting rates on interest-sensitive products, such as universal life insurance, fixed annuities and face-amount certificates, and we increase crediting rates on in-force products to keep these products competitive. Because yields on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in policy surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs (“DAC”) or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.
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
Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates or stagnancy of low interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which increases the risk that we may have to reinvest the cash proceeds of these securities in lower-yielding or lower-credit instruments.
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
Financial strength ratings, which various rating organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, the ability to market our products and our competitive position. A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including: (i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting our relationships with our advisors and third-party distributors of our products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; (iv) requiring us to reduce prices for many of our products and services to remain competitive; and (v) adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.
A downgrade in our credit ratings could also adversely impact our future cost and speed of borrowing and have an adverse effect on our financial condition, results of operations and liquidity.
In view of the difficulties experienced in recent years by many financial institutions, including our competitors in the insurance industry, the rating organizations have heightened the level of scrutiny that they apply to such institutions and have requested additional information from the companies that they rate. They may increase the frequency and scope of their credit reviews, adjust upward the capital and other requirements employed in the rating organizations’ models for maintenance of ratings levels, or downgrade ratings applied to particular classes of securities or types of institutions.
Rating organizations may also become subject to tighter laws, regulations or scrutiny governing ratings, which may in turn impact ratings assigned to financial institutions.

We cannot predict what actions rating organizations may take, or what actions we may take in response to the actions of rating organizations, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be changed at any time and without any notice by the rating organizations.
Intense competition and the economics of changes in our product revenue mix and distribution channels could negatively impact our ability to maintain or increase our market share and profitability.
Our businesses operate in intensely competitive industry segments. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product offerings and features, price, perceived financial strength, claims-paying ability and credit ratings. Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions. Certain of our competitors offer web-based financial services and discount brokerage services to individual clients. Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying ability or credit ratings than we do. Some of our competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it difficult for us to introduce new products and services. Some of our competitors’ proprietary products or technology could be similar to our own, and this could result in disputes that could impact our financial condition or results of operations. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms, or distribution firms are seeking to limit the breadth of product offerings in order to simplify their regulatory and risk management. This convergence could result in our competitors gaining greater resources, and we may experience downward pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. Furthermore, the uncertain and new regulatory environment in the U.S. and around the world will cause various structural changes to the industry and other competitors may be better positioned to reap the benefits of that structural change and movement of assets around the industry depending on final regulations and trends among distributors and clients.
The offerings available to our advisor network include not only products issued by our RiverSource Life and Columbia Threadneedle companies, but also products issued by unaffiliated insurance companies and asset managers. As a result of this and further openings of our advisor network to the products of other companies, we could experience lower sales of our companies’ products, higher surrenders or redemptions, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations. In addition, some of our products, such as certain products of our Property Casualty companies, are made available through alliances with unaffiliated third parties. We could experience lower sales or incur higher distribution costs or other developments which could have an adverse effect on our results of operations if alliance relationships are discontinued or if the terms of our alliances change.
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
Access to distribution channels is subject to intense competition due to the large number of competitors and products in the investment advisory and annuities industries as well as regulatory and consumer trends driving escalating compliance, disclosure and risk management requirements for distributors. Relationships with distributors are subject to periodic negotiation that may result in increased distribution costs and/or reductions in the amount of our products marketed, and the frequency or complexity of these negotiations is expected to increase in light of prevailing regulatory reforms and market volatility. Any increase in the costs to distribute our products or reduction in the type or amount of products made available for sale may have a material effect on our revenues and profitability.
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
Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2016, 5% of our invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit holdings could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.
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
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 16% of the carrying value of our investment portfolio as of December 31, 2016. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.

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
We use reinsurance to mitigate our risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K - “Business - Our Segments - Protection - Reinsurance.” Reinsurance does not relieve us of our direct liability to our policyholders and contractholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers, including Genworth Life Insurance Company with whom we finalized various confidential enhancements in July 2016 that have been shared, in the normal course of regular reviews, with our domiciliary regulator and rating agencies. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have a material adverse effect on our financial condition and results of operations. See Notes 2 and 7 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding reinsurance.
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
We establish reserves as estimates of our liabilities to provide for future obligations under our insurance policies, annuities and investment certificate contracts. Reserves do not represent an exact calculation of the liability but, rather, are estimates of contract benefits and related expenses we expect to incur over time. The assumptions and estimates we make in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain. We cannot determine with precision the actual amounts that we will pay for contract benefits, the timing of payments, or whether the assets supporting our stated reserves will increase to the levels we estimate before payment of benefits or claims. We monitor our reserve levels continually. If we were to conclude that our reserves are insufficient to cover actual or expected contract benefits, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition. For more information on how we set our reserves, see Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Morbidity rates, mortality rates or the severity or frequency of other insurance claims that differ significantly from our pricing expectations could negatively affect profitability.
We set prices for RiverSource life disability and long term care insurance and some annuity products based upon expected claim payment patterns, derived from assumptions we make about our policyholders and contractholders, including morbidity and mortality rates. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under disability income insurance policies, chronic care riders and immediate annuity contracts than we had projected. The same holds true for long term care policies we previously underwrote to the extent of the risks that we retained. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.
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
For our long term care insurance and universal life insurance policies with secondary guarantees, as well as variable annuities with guaranteed minimum withdrawal benefits, actual persistency that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, we could be required to make greater benefit payments than we had anticipated when we priced or partially reinsured these products. Some of our long term care insurance policies have experienced higher persistency and poorer morbidity experience than we had assumed, which led us to increase premium rates on certain policies.
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
Our projections underlying the amortization of DAC for insurance and annuity products require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. We periodically review and, where appropriate, adjust our assumptions. When we change our assumptions, we may be required to accelerate the amortization of DAC or to record a charge to increase benefit reserves.

For more information regarding DAC, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Deferred Acquisition Costs.”
Misconduct by our employees and advisors is difficult to detect and deter and could harm our business, results of operations or financial condition.
Misconduct by our employees and advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of our businesses and could include: (i) binding us to transactions that exceed authorized limits; (ii) hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses; (iii) improperly using, disclosing or otherwise compromising confidential information, including client confidential information; (iv) recommending transactions that are not suitable; (v) engaging in fraudulent or otherwise improper activity, including the misappropriation of funds; (vi) engaging in unauthorized or excessive trading to the detriment of customers; or (vii) otherwise not complying with laws, regulations or our control procedures.
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
Our operational systems and networks have been, and will continue to be, subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts. The same is true for systems, networks and operations that franchise advisors control locally.
Our business is reliant upon internal and third-party personnel and technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, advisors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of our business operations, including our reputation, the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information. To date, we have not experienced any material breaches of or interference with our centrally controlled systems and networks, however, we routinely encounter and address such threats. For example, in past years we and other financial institutions experienced distributed denial of service attacks intended to disrupt the centrally controlled systems that provide clients with access to online systems and information. While we were able to detect and respond to these incidents without loss of client assets or information, we enhanced our corporate security capabilities and will continue to assess our ability to monitor for, prevent and respond to such threats. In addition to the foregoing, our (and our advisors’) experiences with cybersecurity and technology threats have included phishing scams, account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. Any such breaches or interference (including attempted breaches or interference) by third parties or by insiders that may occur in the future could have a material adverse impact on our business, reputation, financial condition or results of operations.

On a corporate basis, we are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain corporate policies and procedures designed to protect sensitive client, employee, contractor and vendor information. We have implemented policies that require our franchisee advisors who control locally their own technology operations to do the same. We have implemented and maintain security measures designed to protect against breaches of corporate security and other interference with our corporate systems and networks resulting from attacks by third parties, including hackers, and from employee, advisor or service provider error or malfeasance. We also contractually require third-party vendors who, in the provision of services to us, are provided with access to our systems and information pertaining to our business or our clients, to meet certain information security standards. We recommend through policies that franchise advisors do the same with their third-party vendors. Changes in our client base, the mix of assets under management or administration and business model or technology platform changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality, may also require corresponding changes in our systems, networks and data security measures. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain or that we allow franchise advisors to maintain and control centrally or locally.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure you that our systems and networks will not be subject to attacks, breaches or interference. Nor can we always assure you that franchise advisors will do what we recommend in this regard. Any such event may result in operational disruptions (including for example, various delays or mistakes in materials provided to our clients and shareholders in the Columbia Threadneedle funds as well as impacts to pricing, calculation and trading operations for the Columbia Threadneedle funds and various operations for our other businesses) as well as unauthorized access to or the disclosure or loss of our proprietary information or our clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or advisors or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all cybersecurity-related losses. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, reputation, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. In addition, our regulators may seek to hold our company responsible for the acts or omissions of our franchise advisors even though they procure and control much of the technology infrastructure they use to operate their businesses locally. We could also suffer harm to our business and reputation if attempted security breaches are publicized regardless of whether or not harm was actually done to any client or client information. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems or third-party systems we or our franchise advisors use, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
Protection from system interruptions and operating errors is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, or other failure in operational execution, it could harm our business.
Operating errors and system or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, or to operate compliance or risk management functions, causing harm to our business and reputation and resulting in loss of our advisors, clients or revenue. Interruptions could be caused by operational failures arising from service provider, employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, as well as from our maintenance of existing technology. Our financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software, equipment or systems and other events beyond our control. Although we have developed and maintain a comprehensive business continuity plan that covers potential disruptions to centrally controlled systems and platforms and require our key technology vendors and service providers to do the same, there are inherent limitations in such plans and they might not, despite testing and monitoring, operate as designed in the event of an actual event or crisis. Further, we cannot control the execution of any business continuity plans implemented by our service providers or our franchise advisors
We rely on third-party service providers and vendors for certain communications, technology and business functions, and we face the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. For example, most of our applications run on a technology infrastructure managed on an outsourced basis by IBM since 2002. Under this arrangement, IBM is responsible for all mainframe, mid-range, computing network and storage operations, which includes a portion of our web hosting operations, and we are subject to the risks of any operational failure, termination or other restraints in this arrangement. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-

allocation, long/short trading strategies or multiple portfolios or funds, and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.
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
Insurance and securities laws and regulations regulate the ability of many of our subsidiaries (such as our insurance and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other permitted payments. See Item 1 of this Annual Report on Form 10-K - “Regulation” as well as the information contained in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” In addition to the various regulatory restrictions and local law requirements that constrain our subsidiaries’ ability to pay dividends or make other permitted payments to our company, the rating organizations impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries. The value of assets on the company-level balance sheets of our subsidiaries is a significant factor in determining these restrictions and capital requirements. As asset values decline, our and our subsidiaries’ ability to pay dividends or make other permitted payments can be reduced. Additionally, the various asset classes held by our subsidiaries, and used in determining required capital levels, are weighted differently or are restricted as to the proportion in which they may be held depending upon their liquidity, credit risk and other factors. Volatility in relative asset values among different asset classes can alter the proportion of our subsidiaries’ holdings in those classes, which could increase required capital and constrain our and our subsidiaries’ ability to pay dividends or make other permitted payments. The regulatory capital requirements and dividend-paying ability of our subsidiaries may also be affected by a change in the mix of products sold by such subsidiaries. For example, fixed annuities typically require more capital than variable annuities, and an increase in the proportion of fixed annuities sold in relation to variable annuities could increase the regulatory capital requirements of our life insurance subsidiaries. This may reduce the dividends or other permitted payments which could be made from those subsidiaries in the near term without the rating organizations viewing this negatively. Further, the capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory scrutiny and intervention, which could negatively affect our and our subsidiaries’ ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary and advisable to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our excess capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.

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
In addition, conducting and increasing our international operations subjects us to new risks that, generally, we have not faced in the U.S., including: (i) unexpected changes in foreign regulatory requirements, (ii) difficulties in managing and staffing international operations, (iii) potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earning, (iii) the localization of our solutions and related costs, (iv) the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations; (v) increased financial accounting and reporting burdens and complexities; and (vi) local, regional and global political, social and economic instability abroad. The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries, or adjusting to changes in local or regional political environments (such as may result from Brexit) will produce desired levels of revenues or profitability.
As an example, with Brexit there is a significant degree of uncertainty about how negotiations relating to the UK’s withdrawal and new trade agreements will be conducted, as well as the potential consequences and precise timeframe for Brexit. It is expected that the UK’s exit from the EU will take place within two years of the UK notifying the European Council that it intends to withdraw from the EU. During this period and beyond, the impact of any partial or complete dissolution of the EU on the UK and European economies and the broader global economy could be significant, resulting in negative impacts on currency and financial markets generally, such as increased volatility and illiquidity, and potentially lower economic growth in markets in the UK, Europe and globally, which may adversely affect the value of the Columbia Threadneedle fund’s portfolio investments. The UK has one of the largest economies in Europe, and member countries of the EU are substantial trading partners of the UK. The City of London’s economy is dominated by financial services, some of which may have to move outside of the UK postreferendum (e.g., currency trading, international settlement). Under the referendum, banks may be forced to move staff and comply with two separate sets of rules or lose business to banks in Europe. Furthermore, the referendum creates the potential for decreased trade, the possibility of capital outflows, devaluation of the pound sterling, the cost of higher corporate bond spreads due to uncertainty, and the risk that all the above could damage business and consumer spending as well as foreign direct investment. As a result of the referendum, the British economy and its currency may be negatively impacted by changes to its economic and political relations with the EU. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. The impact of Brexit in the near- and long-term is still unknown and could have additional adverse effects on economies, financial markets, currencies and asset valuations around the world.
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
Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and international laws and regulations. For a discussion of the regulatory framework in which we operate, see “Business - Regulation.” included in Part I, Item 1 of this Annual Report on Form 10-K. Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. Any enforcement actions, investigations or other proceedings brought against us or our subsidiaries, directors, employees or advisors by our regulators may result in fines, injunctions or other disciplinary actions that could harm our reputation or impact our results of operations. Further, any changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Such changes may impact our operations and profitability and the practices of our advisors, including with respect to the scope of products and services provided, the manner in which products and services are marketed and sold and the incurrence of additional costs of doing business. Ongoing changes to regulation and oversight of the financial industry may produce results, the full impact of which cannot be immediately ascertained. In addition, we expect the worldwide demographic trend of population aging will cause policymakers to continue to focus on the framework of U.S. and non-U.S. retirement systems, which may drive additional changes regarding the manner in which individuals plan for and fund their retirement, the extent of government involvement in retirement savings and funding, the regulation of retirement products and services and the oversight of industry participants. For example, we continue to see enhanced legislative and regulatory interest regarding retirement investing, financial advisors and investment professionals, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. Any incremental requirements, costs and risks imposed on us in connection with such current or future legislative or regulatory changes may constrain our ability to market our products and services to potential customers, and could negatively impact our profitability and make it more difficult for us to pursue our growth strategy.
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
In September 2013, at the FSOC’s request, the Office of Financial Research issued a report entitled “Asset Management and Financial Stability” discussing whether the asset-management industry of selected firms should be subject to enhanced prudential standards and functional supervision. Although the report remains under significant scrutiny, the scope of the FSOC’s focus on the asset management industry continues to evolve, and our asset management businesses are currently under the illustrative assets under management thresholds mentioned in the report as possible triggers for increased supervision, potential impacts on our asset management businesses could include additional reporting requirements, redemption restrictions, imposition of standardized risk management practices, imposition of securities lending and cash collateral reinvestment practices, personnel compensation restrictions, and consolidated supervision of asset managers and their parent companies, any of which could adversely affect our results of operations. On January 12, 2017 the Financial Stability Board, an international body that can make its own recommendations but not enact regulations, issued policy recommendations to address their view of structural vulnerabilities from asset management activities that calls for more stringent controls and oversight in the industry and potentially labeling some asset managers as systemically important.
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
Certain industry-wide reduction or restructuring of Rule 12b-1 fees, or other servicing fees, could impact our ability to distribute our own mutual funds and/or the fees we receive for distributing other companies’ mutual funds to our commission-based brokerage customers, which could, in turn, impact our revenues and/or earnings.
The Department of Labor published regulations in April 2016 that would expand the scope of who is considered an ERISA fiduciary and these regulations focus in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Tax qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. While effective on June 7, 2016, these regulations are not scheduled to become applicable until April 10, 2017. As of February 3, 2017, per various memoranda and statements issued by President Trump and the Department of Labor, these regulations were under review by the Department of Labor. On February 9, 2017, the Office of Management and Budget received a proposed regulation from the Department of Labor to delay the applicability date of the regulation. As a result, it is unclear whether the Department of Labor will delay the applicability of the regulations in the form they were adopted in April 2016 as well as whether the regulations as adopted in 2016 will be substantially rescinded or revised by the Department of Labor. In light of the uncertainty regarding the fiduciary regulation, while we prudently continue to prepare to comply with the Department of Labor’s investment fiduciary regulations and exemptions in the form in which they were adopted in April 2016, we are also evaluating the impact to our clients, financial advisors and business should the Department of Labor decide to delay, rescind or revise the regulations per the developments since President Trump’s inauguration as generally described above. Depending on the span and substance of any final regulations and timing of their applicability, the scope of any implementation could impact the way we compensate our advisors, particularly with respect to the sale of commission-based products, the access that representatives of affiliated and unaffiliated product manufacturers could have to our advisors and clients, and the manner and degree to which we and our advisors could have selling and marketing costs reimbursed by product manufacturers. We have incurred infrastructure costs in anticipation of compliance with the new regulations in the form in which they were adopted in April 2016, and ongoing costs will be driven by any final regulations as they evolve over the course of time. Depending on the final regulations, we could be subject to both increased litigation risk and the possibility of overlapping or competing requirements from other regulators. Our solutions may be different than some or all of our competitors which may lead us to having a competitive advantage or disadvantage as compared to our peers. How our advisors, prospective advisor recruits, distribution partners, competitors and the broader financial industry adapt to any final regulation, or how clients, prospective clients and regulators react to industry and business changes driven thereof, will evolve over the course of time.
Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices and their use of affiliated captive insurers. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual has been adopted by the required number of states and the percentage of U.S. insurance premium threshold has been reached, therefore, the valuation manual was effective for companies domiciled in adopted states on January 1, 2017. Minnesota adopted the valuation manual in 2016 and New York has announced it will adopt the valuation manual in January 2018. The RiverSource Life companies are developing an implementation plan and will use the three-year transition period for implementation of this reserve standard. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements on our insurance businesses. Further, we cannot predict the effect that proposed federal legislation may have on our businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury or by any of the Domiciliary Regulators or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see the information provided under the heading “Regulation - Insurance Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K.

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
Accordingly, while certain elements of these reforms have yet to be finalized and implemented (and implemented aspects of Dodd-Frank could even be changed under the new U.S. administration), the Act has impacted and is expected to further impact the manner in which we market our products and services, manage our company and its operations and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that may impact our business include but are not limited to the establishment of a fiduciary standard for broker-dealers, the resolution authority granted to the FDIC, changes in regulatory oversight and greater oversight over derivatives instruments and trading. We will need to respond to changes to the framework for the supervision of U.S. financial institutions, including the actions of the FSOC. To the extent the Dodd-Frank Act or other new regulation of the financial services industry impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
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
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. From time to time, the Financial Accounting Standards Board, the SEC and other regulators may change the financial accounting and reporting standards governing the preparation of our financial statements. In addition, the conduct of our independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board (“PCAOB”). These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding our independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. It is possible that the changes could have a material adverse effect on our financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed us that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised us that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle family of funds (collectively, the “Columbia Threadneedle Funds”) or certain other entities within the Ameriprise Financial, Inc. investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter is temporary and will expire 18 months after the issuance of the letter. If it was determined that PwC was not independent, or we do not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised us that, based on its knowledge and analyses of our facts and circumstances, it is not aware of any facts that would preclude reliance by us, our affiliates and other entities within the Ameriprise Financial, Inc. investment company complex on the no-action letter. PwC has also affirmed to us that they are able to exercise objective and impartial judgment in their audits of us, our affiliates and the Columbia Threadneedle Funds, are independent accountants within the meaning of PCAOB Rule 3520 and in their view can continue to serve as our independent registered public accounting firm. The Company has considered disclosures made to it by PwC of lending relationships described by PwC, PwC’s representation that it is independent within the meaning of the Public Company Accounting Oversight Board Rule 3520 Auditor Independence, and representations made to the Company’s Audit Committee by PwC that PwC believes that a reasonable investor possessing all the facts regarding the lending relationships and audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on the Company’s financial statements as the independent registered public accounting firm. Based on the foregoing, the Company does not believe that PwC is incapable of exercising objective and impartial judgment with respect to the audit services to us, our affiliates or the Columbia Threadneedle Funds.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, an 848,000 square foot building that we lease, and our 885,000 square foot Client Service Center, which we own. Our lease term for the Ameriprise Financial Center began in November 2000 and extends for 20 years, with several options to extend the term. Our aggregate annual rent for the Ameriprise Financial Center is $15 million. Ameriprise Financial, Inc. also: (i) owns the 171,000 square foot Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota, which can also serve as a disaster recovery site, if necessary; and (ii) leases a 50,000 square foot service center in Las Vegas, Nevada that houses certain Ameriprise Advisor Center, Ameriprise Auto & Home Insurance, service delivery, technology and human resources employees.
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
Columbia Threadneedle occupies approximately 65,000 square feet of a shared building under a lease expiring in 2029. In addition, Columbia Threadneedle also leases an office in Swindon, UK where it occupies approximately 8,000 square feet. Columbia Threadneedle also leases property in a number of other cities to support its global operations, including in Austria, Chile, Denmark, Dubai, France, Germany, Netherlands, Hong Kong, Italy, Luxembourg, Malaysia, Singapore, Spain, Sweden, Switzerland, Taiwan and South Korea.

Columbia Threadneedle leases offices in Boston containing approximately 156,000 square feet under a lease that expires in 2021 and facilities in New York City containing approximately 90,000 square feet under a lease expiring in 2019. In addition, Seligman occupies a space of approximately 11,000 square feet in Menlo Park, California under a lease that expires in 2023, and Columbia Wanger leases 48,000 square feet in Chicago, Illinois under a lease that expires in 2019.
AFSI leases offices containing approximately 12,000 square feet in Troy, Michigan, under a lease expiring in 2017.
Generally, we lease the premises we occupy in other locations, including the executive offices that we maintain in New York City and branch offices for our employee advisors throughout the United States. In Gurugram, India we lease offices containing approximately 106,000 square feet which are used primarily in the support of our businesses in the United States. We believe that the facilities owned or occupied by our company suit our needs and are well maintained.
Item 3. Legal Proceedings
For a discussion of material legal proceedings, see Note 23 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 10, 2017, we had approximately 13,801 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2016 Annual Report to Shareholders and is incorporated herein by reference.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2016:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2016
Share repurchase program(1)	1,065,637	$94.56	1,065,637	$1,230,189,327
Employee transactions(2)	7,730	$99.22	N/A	N/A
November 1 to November 30, 2016
Share repurchase program(1)	1,378,772	$101.51	1,378,772	$1,090,224,155
Employee transactions(2)	116,623	$105.83	N/A	N/A
December 1 to December 31, 2016
Share repurchase program(1)	1,416,789	$113.80	1,416,789	$928,987,392
Employee transactions(2)	28,921	$114.47	N/A	N/A
Totals
Share repurchase program(1)	3,861,198	$104.10	3,861,198
Employee transactions(2)	153,274	$107.13	N/A
	4,014,472		3,861,198
N/A  Not applicable.

(1) On December 7, 2015, we announced that our Board of Directors authorized us to repurchase up to $2.5 billion worth of our common stock through December 31, 2017. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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
Item 6. Selected Financial Data
The following table sets forth selected consolidated financial information derived from our audited Consolidated Financial Statements as of December 31, 2016, 2015, 2014, 2013 and 2012 and for the five-year period ended December 31, 2016. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result of adopting ASU 2015-15 - Interest - Imputation of Interest, debt issuance costs have been reclassified from Total assets to Long-term debt on a retrospective basis. In addition, the 2012 information has been revised to reflect the accrual of commission expense for certain insurance and annuity products. The income statement data for the year ended December 31, 2012 has been revised to reflect the immaterial impact of an under accrual of these expenses which increased total expenses by $6 million and decreased Net income attributable to Ameriprise Financial by $4 million and basic and diluted earnings per share by $0.02. The balance sheet data as of December 31, 2015, 2014, 2013 and 2012 has been revised to reflect the immaterial impact of the correction for periods prior to 2013 which increased total assets by $20 million (DAC by $5 million and other assets by $15 million), increased total liabilities by $46 million and decreased total Ameriprise Financial, Inc. shareholders’ equity by $26 million as of each balance sheet date.

	Years Ended December 31,
	2016	2015	2014	2013	2012 Revised
	(in millions, except per share data)
Income Statement Data:
Total net revenues	$11,696	$12,170	$12,268	$11,199	$10,217
Total expenses	10,104	10,028	9,721	9,229	8,985

Income from continuing operations	$1,314	$1,687	$2,002	$1,478	$899
Loss from discontinued operations, net of tax	—	—	(2)	(3)	(2)
Net income	1,314	1,687	2,000	1,475	897
Less: Net income (loss) attributable to noncontrolling interests	—	125	381	141	(128)
Net income attributable to Ameriprise Financial	$1,314	$1,562	$1,619	$1,334	$1,025

Earnings Per Share Attributable to Ameriprise Financial, Inc. Common Shareholders:
Basic
Income from continuing operations	$7.90	$8.60	$8.46	$6.58	$4.69
Loss from discontinued operations	—	—	(0.01)	(0.02)	(0.01)
Net income	$7.90	$8.60	$8.45	$6.56	$4.68
Diluted
Income from continuing operations	$7.81	$8.48	$8.31	$6.46	$4.61
Loss from discontinued operations	—	—	(0.01)	(0.02)	(0.01)
Net income	$7.81	$8.48	$8.30	$6.44	$4.60
Cash Dividends Declared Per Common Share	$2.92	$2.59	$2.26	$2.01	$1.15

	December 31,
	2016	2015 Revised	2014 Revised	2013 Revised	2012 Revised
	(in millions)
Balance Sheet Data:
Investments(1)	$35,834	$34,144	$35,582	$35,735	$36,877
Separate account assets	80,210	80,349	83,256	81,223	72,397
Total assets	139,821	145,339	148,803	144,565	134,727
Policyholder account balances, future policy benefits and claims	30,202	29,699	30,350	29,620	31,217
Separate account liabilities	80,210	80,349	83,256	81,223	72,397
Customer deposits	10,036	8,634	7,664	7,062	6,526
Long-term debt(1)	2,917	2,692	3,045	2,700	2,387
Short-term borrowings	200	200	200	500	501
Total liabilities	133,529	136,960	139,524	135,359	125,041
Total Ameriprise Financial, Inc. shareholders’ equity	6,292	7,191	8,098	8,166	9,066
Noncontrolling interests’ equity	—	1,188	1,181	1,040	620
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
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with $787.4 billion in assets under management and administration as of December 31, 2016. For additional discussion of our businesses, see Part I, Item 1 of this Annual Report on Form 10-K.
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
In the third quarter of the year, we updated our market-related inputs and implemented model changes related to our living benefit valuation. In addition, we conducted our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. Our unlocking process also includes premium deficiency testing for certain insurance products. The unfavorable unlocking impact of $219 million in the third quarter of 2016 primarily reflected continued low interest rates and higher persistency on living benefit contracts that more than offset benefits from persistency on annuity contracts without living benefits, an update to market-related inputs for our living benefit valuation and other model updates. Our long-term interest rate assumption remains unchanged, but we extended the period it would take for rates to reach our long term level from 3.5 years to 5.5 years. In addition, our review of our closed long term care (“LTC”) business in the third quarter of 2016 resulted in a loss recognition of $31 million due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The $31 million is comprised of $58 million of amortization of DAC and the release of the related deferred reinsurance liability of $27 million. The favorable unlocking impact of $48 million in the third quarter of 2015 primarily reflected improved policyholder behavior, an update to market-related inputs related to our living benefit valuation and model changes that more than offset the difference between our previously assumed interest rates versus the low interest rate environment. Our review of our LTC business in the third quarter of 2015 resulted in no loss recognition as better-than-expected premium increases, which were reflected in our projections, offset higher morbidity and lower interest rates. See our Consolidated and Segment Results of Operations sections below for the pretax impacts on our revenues and expenses attributable to unlocking and additional discussion of the drivers of the unlocking impact.
We consolidate certain variable interest entities for which we provide asset management services. These entities are defined as consolidated investment entities (“CIEs”). While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. Effective January 1, 2016, we adopted ASU 2015-02 - Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”) and deconsolidated several collateralized loan obligations (“CLOs”) and all previously consolidated property funds. See Note 3 to our Consolidated Financial Statements for the adoption impact. Effective January 1, 2016, we no longer have net income (loss) attributable to noncontrolling interests primarily due to the deconsolidation of property funds. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the fair value of assets and liabilities related to the CIEs, primarily syndicated loans and debt, are reflected in net investment income. We continue to include the fees from these entities in the management and financial advice fees line within our Asset Management segment. Effective January 1, 2016, we adopted ASU 2014-13 - Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity and elected the measurement alternative. As a result, the carrying value of the CIE debt is set equal to the fair value of the CIE assets; therefore the changes in the fair value of assets and liabilities related to CIEs is nil. The CIE debt held by Ameriprise Financial is eliminated in consolidation. See Note 3 and Note 4 to our Consolidated Financial Statements for additional information.
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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.

The following tables reconcile our GAAP measures to operating measures:

	Years Ended December 31,
	2016	2015
	(in millions)
Total net revenues	$11,696	$12,170
Less: Revenue attributable to CIEs	128	446
Less: Net realized investment gains	6	4
Less: Market impact on indexed universal life benefits	24	7
Less: Market impact of hedges on investments	3	(21)
Operating total net revenues	$11,535	$11,734

	Years Ended December 31,		Per Diluted Share Years Ended December 31,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net income attributable to Ameriprise Financial	$1,314	$1,562	$7.81	$8.48
Less: Net loss attributable to CIEs	(2)	—	(0.01)	—
Add: Integration/restructuring charges(1)	—	5	—	0.03
Add: Market impact on variable annuity guaranteed benefits(1)	216	214	1.28	1.16
Add: Market impact on indexed universal life benefits(1)	(36)	1	(0.21)	0.01
Add: Market impact of hedges on investments(1)	(3)	21	(0.02)	0.11
Less: Net realized investment gains(1)	6	4	0.03	0.02
Tax effect of adjustments(2)	(60)	(83)	(0.36)	(0.45)
Operating earnings	$1,427	$1,716	$8.48	$9.32

Weighted average common shares outstanding:
Basic	166.3	181.7
Diluted	168.2	184.2
(1) Pretax operating adjustments.
(2) Calculated using the statutory tax rate of 35%.
The following table reconciles the trailing twelve months' sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Years Ended December 31,
	2016	2015
	(in millions)
Net income attributable to Ameriprise Financial	$1,314	$1,562
Less: Adjustments(1)	(113)	(154)
Operating earnings	$1,427	$1,716

Total Ameriprise Financial, Inc. shareholders’ equity	$6,877	$7,782
Less: AOCI, net of tax	426	516
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,451	7,266
Less: Equity impacts attributable to CIEs	27	216
Operating equity	$6,424	$7,050

Return on equity, excluding AOCI	20.4%	21.5%
Operating return on equity, excluding AOCI(2)	22.2%	24.3%
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

Critical Accounting Estimates
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
Valuation of Investments
The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. The fair value of our Available-for-Sale securities at December 31, 2016 was primarily obtained from third-party pricing sources. For a discussion on our accounting policies related to the valuation of our investments and other-than-temporary impairments, see Note 2 and Note 14 to our Consolidated Financial Statements.
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
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 6.6% for fixed income funds. We typically use a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.
A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(21)	$(64)	$(85)

Decrease in future near-term equity fund growth returns by 100 basis points	$(21)	$(42)	$(63)
Decrease in future long-term equity fund growth returns by 100 basis points	(16)	(27)	(43)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(37)	$(69)	$(106)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.
Traditional Long-Duration Products
For our traditional long-duration products (including traditional life, disability income (“DI”) and long term care (“LTC”) insurance products), our DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing deems to be inadequate. Projection periods used for our traditional life insurance are up to 30 years. Projection periods for our DI products can be up to 45 years. Projection periods for LTC are often 50 years or longer. During the third quarter of 2016, premium deficiency testing of LTC resulted in the impairment of all LTC DAC. We may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions.
See Note 2 to the Consolidated Financial Statements for further discussion of our DAC accounting policy.
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
A portion of our UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined using actuarial models to estimate the death benefits in excess of account value and the expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. See Note 11 to our Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Liabilities for both EIA products and indexed accounts of IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.
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
See the above table in the discussion of “Deferred Acquisition Costs” for the estimated impact to benefits and claims expense related to variable annuity and VUL insurance contracts resulting from a decrease of 100 basis points in separate account fund growth rate assumptions.
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. In addition, embedded derivatives are impacted by an estimate of our current nonperformance risk adjustment. This estimate results in a spread over the LIBOR swap curve as of the balance sheet date. As our estimate of this spread over LIBOR widens or tightens, the liability will increase or decrease. See Note 14 to our Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.
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
Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These unpaid amounts are calculated using anticipated claim continuance rates based on established industry tables, adjusted as appropriate for our experience. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts.
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
For term life, whole life, DI and LTC policies, we utilize best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests using best estimate assumptions without provisions for adverse deviation annually in the third quarter of each year unless management identifies a material deviation over the course of quarterly monitoring. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. The assumptions for LTC insurance products are management's best estimate as of the date of loss recognition and thus no longer provide for adverse deviations in experience.
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
See Note 2 to our Consolidated Financial Statements for further discussion of our policyholder account balances, future policy benefits and claims accounting policy.
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
Distribution Fees
Distribution fees primarily include point-of-sale fees (such as mutual fund front-end sales loads) and asset-based fees (such as 12b-1 distribution and shareholder service fees). Distribution fees also include amounts received under marketing support arrangements for sales of mutual funds and other companies’ products, such as through our wrap accounts, as well as surrender charges on annuities and UL and VUL insurance.

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
Premiums
Premiums include premiums on auto and home insurance, traditional life, DI and LTC insurance and immediate annuities with a life contingent feature and are net of reinsurance premiums.
Other Revenues
Other revenues primarily include variable annuity guaranteed benefit rider charges and UL and VUL insurance charges, which consist of cost of insurance charges (net of reinsurance premiums and cost of reinsurance for UL insurance products) and administrative charges. Prior to January 1, 2016, we also recorded revenue related to consolidated property funds managed by Threadneedle. These revenues represented rental income of managed properties and changes in the fair value of real estate held in consolidated property funds. Effective January 1, 2016, the property funds were deconsolidated due to the adoption of ASU 2015-02.
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
Interest Credited to Fixed Accounts
Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with UL and VUL insurance and annuity contracts. The changes in fair value of EIA and IUL embedded derivatives and the derivatives hedging these products are included within interest credited to fixed accounts.
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

Assets Under Management and Administration
Assets under management (“AUM”) include external client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle funds, assets of institutional clients and assets of clients in our advisor platform held in wrap accounts as well as assets managed by sub-advisers selected by us. AUM also includes certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries and CIEs. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority. Corporate & Other AUM primarily includes former bank assets that are managed within our Corporate & Other segment.
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
The following table presents detail regarding our AUM and AUA:

	December 31,		Change
	2016	2015
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$199.7	$179.5	$20.2	11%
Asset Management AUM	454.4	471.9	(17.5)	(4)
Corporate & Other AUM	0.3	0.7	(0.4)	(57)
Eliminations	(24.8)	(23.1)	(1.7)	(7)
Total Assets Under Management	629.6	629.0	0.6	—
Total Assets Under Administration	157.8	147.7	10.1	7
Total AUM and AUA	$787.4	$776.7	$10.7	1%
Total AUM was flat at $629.6 billion as of December 31, 2016 compared to $629.0 billion as of December 31, 2015. Advice & Wealth Management AUM increased $20.2 billion, or 11%, compared to the prior year driven by wrap account net inflows and market appreciation. Asset Management AUM decreased $17.5 billion, or 4%, compared to the prior year driven by net outflows and the negative impact of foreign currency translation, partially offset by market appreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

Consolidated Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$5,778	$5,950	$(172)	(3)%
Distribution fees	1,795	1,847	(52)	(3)
Net investment income	1,576	1,688	(112)	(7)
Premiums	1,491	1,455	36	2
Other revenues	1,095	1,260	(165)	(13)
Total revenues	11,735	12,200	(465)	(4)
Banking and deposit interest expense	39	30	9	30
Total net revenues	11,696	12,170	(474)	(4)
Expenses
Distribution expenses	3,202	3,276	(74)	(2)
Interest credited to fixed accounts	623	668	(45)	(7)
Benefits, claims, losses and settlement expenses	2,646	2,261	385	17
Amortization of deferred acquisition costs	415	354	61	17
Interest and debt expense	241	387	(146)	(38)
General and administrative expense	2,977	3,082	(105)	(3)
Total expenses	10,104	10,028	76	1
Pretax income	1,592	2,142	(550)	(26)
Income tax provision	278	455	(177)	(39)
Net income	1,314	1,687	(373)	(22)
Less: Net income attributable to noncontrolling interests	—	125	(125)	NM
Net income attributable to Ameriprise Financial	$1,314	$1,562	$(248)	(16)%
NM Not Meaningful.
Overall
Pretax income decreased $550 million, or 26%, to $1.6 billion for the year ended December 31, 2016 compared to $2.1 billion for the prior year primarily due to the impact of unlocking, asset management net outflows and a $127 million decrease in net income (loss) from CIEs, partially offset by the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), a $24 million favorable change in the market impact of hedges on investments, and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance.
Net income (loss) from CIEs for the year ended December 31, 2016 was a loss of $2 million compared to income of $125 million for the prior year primarily reflecting the deconsolidation of CIEs effective January 1, 2016. Results for the year ended December 31, 2016 included $46 million of management fees we earned for services provided to deconsolidated CIEs. These fees were eliminated on a consolidated basis in the prior year.
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $36 million for the year ended December 31, 2016 compared to an expense of $1 million for the prior year.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $18 million ($6 million for DAC, $2 million for DSIC and $10 million for insurance features in non-traditional long duration contracts) for the year ended December 31, 2016 reflecting favorable bond fund returns compared to a net expense of $12 million ($15 million for DAC, $4 million for DSIC and a $7 million benefit for insurance features in non-traditional long duration contracts) for the prior year reflecting unfavorable equity market and bond fund returns.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the years ended December 31:

Pretax Increase (Decrease)	2016	2015
	(in millions)
Premiums	$—	$(3)
Other revenues	64	8
Total revenues	64	5

Distribution expenses	(27)	—
Benefits, claims, losses and settlement expenses	229	(58)
Amortization of DAC	81	15
Total expenses	283	(43)
Total(1)	$(219)	$48
(1) Includes a $16 million and $6 million net benefit related to the market impact on variable annuity guaranteed benefits and indexed universal life benefits for the years ended December 31, 2016 and 2015, respectively.
Net Revenues
Net revenues decreased $474 million, or 4%, to $11.7 billion for the year ended December 31, 2016 compared to $12.2 billion for the prior year due to decreases in management and financial advice fees, distribution fees, net investment income and other revenues. Net revenues for the year ended December 31, 2016 included $128 million of CIE revenues compared to $446 million for the prior year primarily reflecting the CIE deconsolidation.
Management and financial advice fees decreased $172 million, or 3%, to $5.8 billion for the year ended December 31, 2016 compared to $6.0 billion for the prior year primarily due to lower asset-based fees driven by a decrease in average AUM and a $44 million decrease in performance fees. Average AUM decreased $28.3 billion, or 4%, compared to the prior year due to asset management net outflows and the negative impact of foreign currency translation, partially offset by wrap account net inflows. See our discussion on the changes in AUM in our segment results of operations section. Management and financial advice fees for the year ended December 31, 2016 included $46 million of fees we earned for services provided to CLOs and property funds that were deconsolidated effective January 1, 2016. These fees were eliminated on a consolidated basis in the prior year.
Distribution fees decreased $52 million, or 3%, to $1.8 billion for the year ended December 31, 2016 compared to the prior year primarily due to lower transactional volume, partially offset by higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income decreased $112 million, or 7%, to $1.6 billion for the year ended December 31, 2016 compared to $1.7 billion for the prior year primarily due to a $76 million decrease in CIE net investment income, a $35 million decrease in investment income on fixed maturities driven by low interest rates and a $26 million increase in losses related to investments in affordable housing partnerships, partially offset by a $24 million favorable change in the market impact of hedges on investments. Net investment income for the year ended December 31, 2016 included $155 million of CIE net investment income compared to $231 million for the prior year primarily reflecting the CIE deconsolidation.
Other revenues decreased $165 million, or 13%, to $1.1 billion for the year ended December 31, 2016 compared to $1.3 billion for the prior year due to a $290 million decrease in CIE other revenues reflecting the CIE deconsolidation, partially offset by the impact of unlocking, the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates on variable annuity guarantees. The unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits was a positive $24 million for the year ended December 31, 2016 compared to a positive $7 million for the prior year. Other revenues for the year ended December 31, 2016 included a $64 million favorable impact from unlocking compared to an $8 million favorable impact in the prior year. The primary driver of the unlocking impact to other revenues for the year ended December 31, 2016 was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year was a positive impact from model updates related to our indexed universal life product, partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses increased $76 million, or 1%, to $10.1 billion for the year ended December 31, 2016 compared to $10.0 billion for the prior year primarily due to the impact of unlocking, partially offset by lower distribution expenses and the CIE deconsolidation. Expenses for the year ended December 31, 2016 included $130 million of CIE expenses compared to $321 million for the prior year primarily reflecting the CIE deconsolidation.

Distribution expenses decreased $74 million, or 2%, to $3.2 billion for the year ended December 31, 2016 compared to $3.3 billion for the prior year driven by lower advisor compensation due to lower transactional volume, as well as a $27 million benefit related to the release of the deferred reinsurance liability in connection with loss recognition testing of LTC insurance products in the third quarter of 2016.
Interest credited to fixed accounts decreased $45 million, or 7%, to $623 million for the year ended December 31, 2016 compared to $668 million for the prior year primarily due to lower average fixed annuity account balances and the market impact on indexed universal life benefits, net of hedges, partially offset by higher average variable annuities fixed sub-account balances. The market impact on indexed universal life benefits, net of hedges was a benefit of $30 million for the year ended December 31, 2016 compared to an expense of $4 million for the prior year. Average fixed annuity account balances decreased $976 million, or 9%, to $10.3 billion for the year ended December 31, 2016 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. Average variable annuities fixed sub-account balances increased $179 million, or 4%, to $5.1 billion for the year ended December 31, 2016 compared to the prior year.
Benefits, claims, losses and settlement expenses increased $385 million, or 17%, to $2.6 billion for the year ended December 31, 2016 compared to $2.3 billion for the prior year primarily reflecting the following items:

•
The year ended December 31, 2016 included a $229 million expense from unlocking compared to a $58 million benefit in the prior year. The unlocking impact for the year ended December 31, 2016 primarily reflected continued low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to our living benefit valuation. The unlocking impact for the prior year primarily reflected an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the low interest rate environment.

•
A $39 million increase in LTC reserves in 2016, which included a $29 million out-of-period correction related to our claim utilization assumption, a $5 million out-of-period correction related to our waiver of premium claim reserve and a $5 million impact from assumption changes for our active life reserve valuation as a result of loss recognition.

•	A $28 million favorable impact in the prior year from updating future experience assumptions related to life rider benefits.

•
A $24 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
A $40 million decrease in benefits, claims, losses and settlement expenses related to our auto and home business due to improved current year loss performance and a $20 million decrease in reserves in 2016 due to favorable prior year reserve development compared to a $57 million increase in reserves in 2015 due to unfavorable prior year reserve development, partially offset by an increase in catastrophe losses compared to the prior year and a $26 million increase in additional losses. Catastrophe losses were $104 million for the year ended December 31, 2016 compared to $72 million for the prior year.

Amortization of DAC increased $61 million, or 17%, to $415 million for the year ended December 31, 2016 compared to $354 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was an expense of $81 million for the year ended December 31, 2016 compared to an expense of $15 million for the prior year. The unlocking impact for the year ended December 31, 2016 primarily reflected continued low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In connection with the loss recognition on LTC insurance products in the third quarter of 2016, we impaired $58 million of DAC due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases.

•
The DAC offset to the market impact on indexed universal life benefits (net of hedges, unearned revenue amortization and the reinsurance accrual) was an expense of $18 million for the year ended December 31, 2016 compared to an expense of $4 million for the prior year.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $6 million for the year ended December 31, 2016 compared to an expense of $15 million for the prior year reflecting favorable bond fund returns in 2016 compared to unfavorable equity market and bond fund returns in the prior year.

Interest and debt expense decreased $146 million, or 38%, to $241 million for the year ended December 31, 2016 compared to $387 million for the prior year primarily due to a $135 million decrease in CIE interest and debt expense reflecting the CIE deconsolidation.
General and administrative expenses decreased $105 million, or 3%, to $3.0 billion for the year ended December 31, 2016 compared to $3.1 billion for the prior year primarily due to a $56 million decrease in CIE expenses reflecting the CIE deconsolidation, a $10 million decrease in compensation related to lower performance fees, a benefit from the impact of foreign exchange, lower performance-based compensation, lower investment spending and a decrease in expenses related to technology, service delivery and advertising, partially offset by $30 million of incremental expense related to the planning and implementation of the new Department of Labor fiduciary standard, an increase in staff and investments in our auto and home business and $23 million of expense in the second quarter of 2016 from the resolution of a legacy legal matter related to the hedge fund business.
Income Taxes
Our effective tax rate was 17.4% for the year ended December 31, 2016 compared to 21.3% for the prior year. The effective tax rate for the year ended December 31, 2016 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, lower taxes on net income from foreign subsidiaries and a $27 million benefit related to final resolution on the 1997 through 2005 Internal Revenue Service (“IRS”) audit. The decrease in the effective tax rate for the year ended December 31, 2016 compared to the prior year was primarily due to lower pretax income in relation to tax preferred items.
Results of Operations by Segment
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
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
The following table presents summary financial information by segment:

	Years Ended December 31,
	2016	2015
	(in millions)
Advice & Wealth Management
Net revenues	$5,036	$5,013
Expenses	4,125	4,154
Operating earnings	$911	$859
Asset Management
Net revenues	$2,964	$3,254
Expenses	2,343	2,493
Operating earnings	$621	$761
Annuities
Net revenues	$2,463	$2,541
Expenses	2,134	1,891
Operating earnings	$329	$650
Protection
Net revenues	$2,506	$2,384
Expenses	2,330	2,201
Operating earnings	$176	$183
Corporate & Other
Net revenues	$(28)	$3
Expenses	244	202
Operating loss	$(272)	$(199)

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

Segment Pretax Operating Increase (Decrease)	Years Ended December 31,
	2016		2015
	Annuities	Protection	Annuities	Protection
	(in millions)
Premiums	$—	$—	$—	$(3)
Other revenues	—	64	—	(5)
Total revenues	—	64	—	(8)

Distribution expenses	—	(27)	—	—
Benefits, claims, losses and settlement expenses	197	46	(61)	6
Amortization of DAC	18	65	(5)	10
Total expenses	215	84	(66)	16
Total	$(215)	$(20)	$66	$(24)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2016	2015
	(in billions)
Beginning balance	$180.5	$174.7
Net flows	10.2	11.1
Market appreciation (depreciation) and other	10.4	(5.3)
Ending balance	$201.1	$180.5

Advisory wrap account assets ending balance(1)	$198.9	$178.9
Average advisory wrap account assets(2)	$187.3	$178.5
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $20.6 billion, or 11%, during the year ended December 31, 2016 due to net inflows of $10.2 billion and market appreciation and other of $10.4 billion. Net flows decreased $0.9 billion, or 8%, compared to the prior year. Average advisory wrap account assets increased $8.8 billion, or 5%, compared to the prior year primarily due to net inflows.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Years Ended December 31,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$2,707	$2,629	$78	3%
Distribution fees	2,109	2,195	(86)	(4)
Net investment income	186	146	40	27
Other revenues	73	73	—	—
Total revenues	5,075	5,043	32	1
Banking and deposit interest expense	39	30	9	30
Total net revenues	5,036	5,013	23	—
Expenses
Distribution expenses	3,072	3,081	(9)	—
Interest and debt expense	8	8	—	—
General and administrative expense	1,045	1,065	(20)	(2)
Total expenses	4,125	4,154	(29)	(1)
Operating earnings	$911	$859	$52	6%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $52 million, or 6%, to $911 million for the year ended December 31, 2016 compared to $859 million for the prior year reflecting growth in wrap account assets and higher earnings on brokerage cash and short-term investments, partially offset by lower transactional volume. Pretax operating margin was 18.1% for the year ended December 31, 2016 compared to 17.1% for the prior year.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $23 million to $5.0 billion for the year ended December 31, 2016 compared to the prior year due to higher management and financial advice fees and net investment income, partially offset by lower distribution fees. Operating net revenue per branded advisor increased to $518,000 for the year ended December 31, 2016, up 1%, from $514,000 for the prior year reflecting asset growth, offset by lower transactional volume.
Management and financial advice fees increased $78 million, or 3%, to $2.7 billion for the year ended December 31, 2016 compared to $2.6 billion for the prior year due to growth in wrap account assets. Average advisory wrap account assets increased $8.8 billion, or 5%, compared to the prior year primarily due to net inflows.
Distribution fees decreased $86 million, or 4%, to $2.1 billion for the year ended December 31, 2016 compared to $2.2 billion for the prior year primarily due to lower transactional volume, partially offset by higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income increased $40 million, or 27%, to $186 million for the year ended December 31, 2016 compared to $146 million for the prior year primarily due to an increase in invested balances driven by certificate net inflows and higher investment yields.
Expenses
Total expenses decreased $29 million, or 1%, to $4.1 billion for the year ended December 31, 2016 compared to $4.2 billion for the prior year due to a $9 million decrease in distribution expenses from lower advisor compensation and a $20 million decrease in general and administrative expense primarily due to lower expenses related to technology, service delivery and advertising.
Asset Management
Fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purpose of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. In aggregate, we voluntarily waived fees of $3 million, $8 million and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In 2016, we completed our acquisition of Emerging Global Advisors, LLC (“EGA”), a registered investment adviser and provider of strategic beta portfolios based on emerging markets. The acquisition added approximately $1.0 billion in assets under management.

The following tables present the mutual fund performance of our retail Columbia Threadneedle funds as of December 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2016	2015
Domestic Equity	Equal weighted	1 year	56%	68%
		3 year	75%	68%
		5 year	71%	57%
	Asset weighted	1 year	41%	77%
		3 year	81%	76%
		5 year	75%	74%
International Equity	Equal weighted	1 year	20%	55%
		3 year	55%	82%
		5 year	70%	65%
	Asset weighted	1 year	12%	33%
		3 year	44%	46%
		5 year	47%	41%
Taxable Fixed Income	Equal weighted	1 year	72%	68%
		3 year	76%	47%
		5 year	76%	65%
	Asset weighted	1 year	75%	73%
		3 year	83%	52%
		5 year	86%	80%
Tax Exempt Fixed Income	Equal weighted	1 year	74%	83%
		3 year	89%	100%
		5 year	100%	100%
	Asset weighted	1 year	59%	97%
		3 year	86%	100%
		5 year	100%	100%
Asset Allocation Funds	Equal weighted	1 year	31%	90%
		3 year	100%	78%
		5 year	75%	88%
	Asset weighted	1 year	15%	100%
		3 year	100%	79%
		5 year	82%	98%
Number of funds with 4 or 5 Morningstar star ratings		Overall	51	55
		3 year	45	57
		5 year	44	45
Percent of funds with 4 or 5 Morningstar star ratings		Overall	54%	54%
		3 year	48%	56%
		5 year	47%	47%
Percent of assets with 4 or 5 Morningstar star ratings		Overall	64%	66%
		3 year	64%	66%
		5 year	53%	57%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2016	2015
Equity	Equal weighted	1 year	26%	65%
		3 year	58%	74%
		5 year	72%	76%
	Asset weighted	1 year	40%	68%
		3 year	67%	71%
		5 year	67%	84%
Fixed Income	Equal weighted	1 year	70%	56%
		3 year	59%	45%
		5 year	65%	67%
	Asset weighted	1 year	68%	81%
		3 year	74%	72%
		5 year	69%	61%
Allocation (Managed) Funds	Equal weighted	1 year	67%	75%
		3 year	100%	86%
		5 year	83%	100%
	Asset weighted	1 year	70%	86%
		3 year	100%	92%
		5 year	92%	100%
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
Aggregated Threadneedle data includes funds on the Threadneedle platform sub-advised by Columbia Management as well as advisors not affiliated with Ameriprise Financial, Inc.
Beginning in the first quarter of 2016, the Columbia Management and Threadneedle AUM rollforwards have been combined to align with the Columbia Threadneedle Investments brand, which represents the combined capabilities, resources and reach of both firms. In addition, we combined the rollforwards for Institutional and Alternative AUM and included the change in Affiliated General Account Assets in the market appreciation (depreciation) and other line within the combined AUM rollforward. All changes were made on a retrospective basis.
The following table presents managed assets by type:

	December 31,		Change		Average(1)		Change
					December 31,
	2016	2015			2016	2015
	(in billions)
Equity	$240.0	$255.5	$(15.5)	(6)%	$242.7	$271.5	$(28.8)	(11)%
Fixed income	175.9	176.6	(0.7)	—	179.0	188.1	(9.1)	(5)
Money market	6.3	7.5	(1.2)	(16)	7.1	6.8	0.3	4
Alternative	7.4	8.2	(0.8)	(10)	7.5	7.9	(0.4)	(5)
Hybrid and other	24.8	24.1	0.7	3	24.5	22.2	2.3	10
Total managed assets	$454.4	$471.9	$(17.5)	(4)%	$460.8	$496.5	$(35.7)	(7)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

The following tables present the changes in global managed assets:

	Years Ended December 31,
	2016	2015
	(in billions)
Global Retail Funds
Beginning assets	$263.9	$281.5
Inflows	52.2	54.2
Acquisition related inflows(1)	1.0	—
Outflows	(63.5)	(67.4)
Net VP/VIT fund flows	(2.0)	(0.7)
Net new flows	(12.3)	(13.9)
Reinvested dividends	8.1	13.4
Net flows	(4.2)	(0.5)
Distributions	(9.9)	(16.4)
Market appreciation and other(2)(4)	15.2	1.3
Foreign currency translation(3)(4)	(5.1)	(2.0)
Total ending assets	259.9	263.9
Global Institutional
Beginning assets	208.0	224.1
Inflows	24.1	27.3
Outflows	(38.5)	(42.6)
Net flows	(14.4)	(15.3)
Market appreciation and other(4)(5)(6)	13.5	3.7
Foreign currency translation(3)(4)	(12.6)	(4.5)
Total ending assets	194.5	208.0
Total managed assets	$454.4	$471.9
Total net flows	$(18.6)	$(15.8)
Former Parent Company Related(7)
Retail net new flows	$(1.3)	$(2.3)
Institutional net new flows	(8.6)	(12.5)
Total net new flows	$(9.9)	$(14.8)
(1) Inflows associated with acquisitions that closed during the period.
(2) Included in Market appreciation and other for retail funds in 2015 are $(0.5) billion related to the sale of the Multi-Manager business.
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
(5) Included in Market appreciation and other for Global Institutional in 2016 and 2015 are $(0.4) billion and $(0.1) billion, respectively, due to the transfer of assets from Separately Managed Accounts to Unified Managed Accounts.
(6) Includes $1.7 billion and $(1.6) billion for the total change in Affiliated General Account Assets during the years ended December 31, 2016 and 2015, respectively.
(7) Former parent company related assets and net new flows are included in the rollforwards above.
In a referendum in June 2016, the United Kingdom (UK) voted to leave the European Union (EU), which caused volatility in capital and currency markets. The full impact of the British exit from the EU (commonly known as “Brexit”) remains uncertain. This uncertainty, which is expected to last for a lengthy period of time, has had and may continue to have a negative impact on our UK and European net flows and foreign currency translation resulting from the weakening of the British Pound.
Total segment AUM decreased $17.5 billion, or 4%, during the year ended December 31, 2016 driven by net outflows, a negative impact of foreign currency translation and retail fund distributions, partially offset by market appreciation and other. Total segment AUM net outflows were $18.6 billion for the year ended December 31, 2016, which included $9.9 billion of outflows of former parent-related assets. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows.

Global retail funds decreased $4.0 billion, or 2%, during the year ended December 31, 2016 due to net outflows, distributions and a negative impact of foreign currency translation, partially offset by market appreciation and other. Global retail net outflows of $4.2 billion during the year ended December 31, 2016 included $2.5 billion of outflows from the Columbia Acorn® Fund, $1.3 billion of outflows from former parent-related assets, $2.0 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and UK and European net outflows of $1.7 billion, partially offset by reinvested dividends of $8.1 billion and inflows of $1.0 billion related to the EGA acquisition.
Global institutional AUM decreased $13.5 billion, or 6%, during the year ended December 31, 2016 due to net outflows of $14.4 billion and a $12.6 billion negative impact of foreign currency translation, partially offset by market appreciation and other. Global institutional net outflows included $0.7 billion from the termination of a former subadvisor and $8.6 billion of outflows of former parent-related assets.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Years Ended December 31,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$2,452	$2,723	$(271)	(10)%
Distribution fees	487	499	(12)	(2)
Net investment income	14	23	(9)	(39)
Other revenues	11	9	2	22
Total revenues	2,964	3,254	(290)	(9)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,964	3,254	(290)	(9)
Expenses
Distribution expenses	1,019	1,091	(72)	(7)
Amortization of deferred acquisition costs	18	17	1	6
Interest and debt expense	21	25	(4)	(16)
General and administrative expense	1,285	1,360	(75)	(6)
Total expenses	2,343	2,493	(150)	(6)
Operating earnings	$621	$761	$(140)	(18)%
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, decreased $140 million, or 18%, to $621 million for the year ended December 31, 2016 compared to $761 million for the prior year primarily due to net outflows, a $34 million decrease in performance fees, net of related compensation, a $12 million negative impact of foreign exchange and a $9 million expense from the resolution of a legacy legal matter related to the hedge fund business, partially offset by continued expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $290 million, or 9%, to $3.0 billion for the year ended December 31, 2016 compared to $3.3 billion for the prior year primarily due to lower management and financial advice fees.
Management and financial advice fees decreased $271 million, or 10%, to $2.5 billion for the year ended December 31, 2016 compared to $2.7 billion for the prior year as average AUM decreased $35.7 billion, or 7%, compared to the prior year. The decrease in fees is driven by cumulative net outflows from our higher fee yielding retail funds, a negative foreign currency translation impact related to our UK and European AUM and a $44 million decrease in performance fees. Our average weighted equity index, which is a proxy for equity movements on AUM, decreased 1% for the year ended December 31, 2016 compared to the prior year.
Expenses
Total expenses decreased $150 million, or 6%, to $2.3 billion for the year ended December 31, 2016 compared to $2.5 billion for the prior year due to a $72 million decrease in distribution expenses from lower retail fund assets and a decrease in general and administrative expense.
General and administrative expense decreased $75 million, or 6%, to $1.3 billion for the year ended December 31, 2016 compared to $1.4 billion for the prior year primarily due to a $10 million decrease in compensation related to lower performance fees, a benefit from the impact of foreign exchange, lower performance-based compensation and lower investment spending, partially offset by a $9 million expense from the resolution of a legacy legal matter related to the hedge fund business.

Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Years Ended December 31,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$732	$755	$(23)	(3)%
Distribution fees	349	364	(15)	(4)
Net investment income	760	848	(88)	(10)
Premiums	116	107	9	8
Other revenues	506	467	39	8
Total revenues	2,463	2,541	(78)	(3)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,463	2,541	(78)	(3)
Expenses
Distribution expenses	423	446	(23)	(5)
Interest credited to fixed accounts	478	500	(22)	(4)
Benefits, claims, losses and settlement expenses	780	482	298	62
Amortization of deferred acquisition costs	209	205	4	2
Interest and debt expense	33	38	(5)	(13)
General and administrative expense	211	220	(9)	(4)
Total expenses	2,134	1,891	243	13
Operating earnings	$329	$650	$(321)	(49)%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $321 million, or 49%, to $329 million for the year ended December 31, 2016 compared to $650 million for the prior year primarily due to the impact of unlocking, lower investment yields and the negative impact from fixed annuity net outflows, partially offset by the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance, as well as higher fees from variable annuity guarantee sales, net of related expenses for reserve funding.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $18 million ($6 million for DAC, $2 million for DSIC and $10 million for insurance features in non-traditional long duration contracts) for the year ended December 31, 2016 reflecting favorable bond fund returns compared to a net expense of $11 million ($14 million for DAC, $4 million for DSIC and a $7 million benefit for insurance features in non-traditional long duration contracts) for the prior year reflecting unfavorable equity market and bond fund returns.
We expect an ongoing impact of $40 million per year to variable annuity earnings relating to assumption changes made during the third quarter unlocking process. This impact is primarily from an increase in the growth rate of the living benefit reserve. Results in the fourth quarter of 2016 included an $11 million negative impact from this change.
RiverSource variable annuity account balances increased 1% to $74.8 billion at December 31, 2016 compared to the prior year due to equity market appreciation, partially offset by net outflows of $2.2 billion.
RiverSource fixed annuity account balances declined 6% to $10.0 billion at December 31, 2016 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed annuity book is expected to gradually run off and earnings on our fixed annuity business will trend down.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $78 million, or 3%, to $2.5 billion for the year ended December 31, 2016 compared to the prior year primarily due to lower management and financial advice fees, distribution fees and net investment income, partially offset by higher other revenues.
Management and financial advice fees decreased $23 million, or 3%, to $732 million for the year ended December 31, 2016 compared to $755 million for the prior year due to lower fees on variable annuities driven by lower average separate account balances. Average variable annuity account balances decreased $2.6 billion, or 4%, from the prior year primarily due to net outflows.

Net investment income, which excludes net realized investment gains or losses, decreased $88 million, or 10%, to $760 million for the year ended December 31, 2016 compared to $848 million for the prior year reflecting a decrease of approximately $49 million from lower invested assets primarily due to fixed annuity net outflows and approximately $39 million from lower interest rates.
Other revenues increased $39 million, or 8%, to $506 million for the year ended December 31, 2016 compared to $467 million for the prior year due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates on variable annuity guarantees.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $243 million, or 13%, to $2.1 billion for the year ended December 31, 2016 compared to $1.9 billion for the prior year primarily due to the impact of unlocking.
Distribution expenses decreased $23 million, or 5%, to $423 million for the year ended December 31, 2016 compared to $446 million for the prior year due to lower variable annuity compensation driven by lower sales and lower average separate account balances.
Interest credited to fixed accounts decreased $22 million, or 4%, to $478 million for the year ended December 31, 2016 compared to $500 million for the prior year driven by lower average fixed annuity account balances, partially offset by higher average variable annuities fixed sub-account balances. Average fixed annuity account balances decreased $976 million, or 9%, to $10.3 billion for the year ended December 31, 2016 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. Average variable annuities fixed sub-account balances increased $179 million, or 4%, to $5.1 billion for the year ended December 31, 2016 compared to the prior year.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $298 million, or 62%, to $780 million for the year ended December 31, 2016 compared to $482 million for the prior year primarily reflecting the following items:

•
Benefits, claims, losses and settlement expenses for the year ended December 31, 2016 included a $197 million expense from unlocking primarily reflecting continued low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to our living benefit valuation. Benefits, claims, losses and settlement expenses for the prior year included a $61 million benefit from unlocking primarily reflecting an update to market-related inputs related to our living benefit valuation and a benefit from model changes that more than offset the difference between our previously assumed interest rates versus the low interest rate environment.

•
A $24 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $9 million negative impact in the fourth quarter of 2016 from changes in assumptions in the third quarter unlocking process that result in ongoing increases to living benefit reserves.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits and the DAC offset to net realized investment gains or losses, increased $4 million, or 2%, to $209 million for the year ended December 31, 2016 compared to $205 million for the prior year primarily due to the impact of unlocking, partially offset by the impact on DAC from actual versus expected market performance based on our view of bond and equity performance, which was a benefit of $6 million for the year ended December 31, 2016 compared to an expense of $14 million for the prior year reflecting favorable bond fund returns in 2016 compared to unfavorable equity market and bond fund returns in the prior year. Amortization of DAC for the year ended December 31, 2016 included an $18 million expense from unlocking reflecting continued low interest rates, partially offset by benefits from persistency on annuity contracts without living benefits. Our long-term interest rate assumption remains unchanged, but we extended the period it would take for rates to reach our long term level from 3.5 years to 5.5 years. Amortization of DAC for the prior year included a $5 million benefit from unlocking primarily driven by improved persistency that more than offset the difference between our previously assumed interest rates versus the low interest rate environment.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$51	$55	$(4)	(7)%
Distribution fees	98	97	1	1
Net investment income	485	468	17	4
Premiums	1,396	1,363	33	2
Other revenues	476	401	75	19
Total revenues	2,506	2,384	122	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,506	2,384	122	5
Expenses
Distribution expenses	28	59	(31)	(53)
Interest credited to fixed accounts	175	164	11	7
Benefits, claims, losses and settlement expenses	1,619	1,538	81	5
Amortization of deferred acquisition costs	201	155	46	30
Interest and debt expense	34	32	2	6
General and administrative expense	273	253	20	8
Total expenses	2,330	2,201	129	6
Operating earnings	$176	$183	$(7)	(4)%
Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $7 million, or 4%, to $176 million for the year ended December 31, 2016 compared to $183 million for the prior year primarily due to a $29 million increase in LTC reserves in 2016 from a correction related to our claim utilization assumption and a $28 million favorable impact in the prior year from updating future experience assumptions related to life rider benefits, partially offset by lower auto and home losses and an $11 million unfavorable impact related to a reinsurance premium correction in the prior year.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $122 million, or 5%, to $2.5 billion for the year ended December 31, 2016 compared to $2.4 billion for the prior year primarily due to the impact of unlocking and increases in net investment income and premiums.
Net investment income, which excludes net realized investment gains or losses, increased $17 million, or 4%, to $485 million for the year ended December 31, 2016 compared to $468 million for the prior year primarily reflecting higher average invested assets.
Premiums increased $33 million, or 2%, to $1.4 billion for the year ended December 31, 2016 compared to the prior year primarily due to rate increases on our auto and home policies.
Other revenues, which exclude the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits and the unearned revenue amortization and the reinsurance accrual offset to net realized investment gains or losses, increased $75 million, or 19%, to $476 million for the year ended December 31, 2016 compared to $401 million for the prior year primarily due to the impact of unlocking and a $9 million unfavorable impact related to a life reinsurance premium correction in the prior year. Other revenues for the year ended December 31, 2016 included a $64 million favorable impact from unlocking compared to a $5 million unfavorable impact in the prior year. The primary driver of the unlocking impact to other revenues for the year ended December 31, 2016 was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $129 million, or 6%, to $2.3 billion for the year ended

December 31, 2016 compared to $2.2 billion for the prior year due to increases in benefits, claims, losses and settlement expenses, amortization of DAC and general and administrative expense, partially offset by a decrease in distribution expenses.
Distribution expenses decreased $31 million, or 53%, to $28 million for the year ended December 31, 2016 compared to $59 million for the prior year primarily due to a $27 million benefit related to the release of the deferred reinsurance liability in connection with loss recognition testing of LTC insurance products in the third quarter of 2016.
Benefits, claims, losses and settlement expenses increased $81 million, or 5%, to $1.6 billion for the year ended December 31, 2016 compared to $1.5 billion for the prior year primarily reflecting the following items:

•
Benefits, claims, losses and settlement expenses for the year ended December 31, 2016 included a $46 million expense from unlocking primarily reflecting continued low interest rates and unfavorable mortality experience. Benefits, claims, losses and settlement expenses for the prior year included a $6 million expense from unlocking.

•
A $39 million increase in LTC reserves in 2016, which included a $29 million out-of-period correction related to our claim utilization assumption, a $5 million out-of-period correction related to our waiver of premium claim reserve and a $5 million impact from assumption changes for our active life reserve valuation as a result of loss recognition.

•	A $28 million favorable impact in the prior year from updating future experience assumptions related to life rider benefits.

•	A $7 million increase in life and health insurance claims.

•
A $40 million decrease in benefits, claims, losses and settlement expenses related to our auto and home business due to improved current year loss performance and a $20 million decrease in reserves in 2016 due to favorable prior year reserve development compared to a $57 million increase in reserves in 2015 due to unfavorable prior year reserve development, partially offset by an increase in catastrophe losses compared to the prior year and a $26 million increase in additional losses. Catastrophe losses were $104 million for the year ended December 31, 2016 compared to $72 million for the prior year.

Amortization of DAC increased $46 million, or 30%, to $201 million for the year ended December 31, 2016 compared to $155 million for the prior year primarily due to the impact of unlocking. The impact of unlocking was an expense of $65 million for the year ended December 31, 2016 compared to an expense of $10 million for the prior year. The unlocking impact for the year ended December 31, 2016 primarily reflected the DAC write-off of $58 million in connection with the loss recognition on LTC insurance products due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The unlocking impact for the prior year was primarily driven by the difference between our previously assumed interest rates versus the low interest rate environment.
General and administrative expense increased $20 million, or 8%, to $273 million for the year ended December 31, 2016 compared to $253 million for the prior year primarily due to an increase in staff and investments in our auto and home business.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,		Change
	2016	2015
	(in millions)
Revenues
Net investment loss	$(32)	$(10)	$(22)	NM
Other revenues	5	13	(8)	(62)%
Total revenues	(27)	3	(30)	NM
Banking and deposit interest expense	1	—	1	NM
Total net revenues	(28)	3	(31)	NM
Expenses
Interest and debt expense	18	22	(4)	(18)
General and administrative expense	226	180	46	26
Total expenses	244	202	42	21
Operating loss	$(272)	$(199)	$(73)	(37)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss increased $73 million, or 37%, to $272 million for the year ended December 31, 2016 compared to $199 million for the prior year primarily due to an increase in net investment loss, a decrease in other revenues and an increase in general and administrative expense.

Net investment loss, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, and the impact of CIEs, increased $22 million to $32 million for the year ended December 31, 2016 compared to $10 million for the prior year due to higher losses related to investments in affordable housing partnerships.
Other revenues, which exclude the impact of CIEs, decreased $8 million, or 62%, to $5 million for the year ended December 31, 2016 compared to $13 million for the prior year due to a $4 million loss on the sale of real estate in the second quarter of 2016 and a $7 million gain on the sale of a building in the second quarter of 2015.
General and administrative expense, which excludes integration and restructuring charges and the impact of CIEs, increased $46 million, or 26%, to $226 million for the year ended December 31, 2016 compared to $180 million for the prior year primarily due to $30 million of incremental expense related to the planning and implementation of the new Department of Labor fiduciary standard, a $10 million increase in severance expense compared to the prior year and a $14 million expense from the resolution of a legacy legal matter related to the hedge fund business, partially offset by lower performance-based compensation.
Consolidated Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2015	2014
	(in millions)
Revenues
Management and financial advice fees	$5,950	$5,810	$140	2%
Distribution fees	1,847	1,894	(47)	(2)
Net investment income	1,688	1,741	(53)	(3)
Premiums	1,455	1,385	70	5
Other revenues	1,260	1,466	(206)	(14)
Total revenues	12,200	12,296	(96)	(1)
Banking and deposit interest expense	30	28	2	7
Total net revenues	12,170	12,268	(98)	(1)
Expenses
Distribution expenses	3,276	3,236	40	1
Interest credited to fixed accounts	668	713	(45)	(6)
Benefits, claims, losses and settlement expenses	2,261	1,982	279	14
Amortization of deferred acquisition costs	354	367	(13)	(4)
Interest and debt expense	387	328	59	18
General and administrative expense	3,082	3,095	(13)	—
Total expenses	10,028	9,721	307	3
Income from continuing operations before income tax provision	2,142	2,547	(405)	(16)
Income tax provision	455	545	(90)	(17)
Income from continuing operations	1,687	2,002	(315)	(16)
Loss from discontinued operations, net of tax	—	(2)	2	NM
Net income	1,687	2,000	(313)	(16)
Less: Net income attributable to noncontrolling interests	125	381	(256)	(67)
Net income attributable to Ameriprise Financial	$1,562	$1,619	$(57)	(4)%
NM Not Meaningful.
Overall
Income from continuing operations before income tax provision decreased $405 million, or 16%, to $2.1 billion for the year ended December 31, 2015 compared to $2.5 billion for the prior year primarily reflecting a $256 million decrease in net income from CIEs, a negative market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), a $42 million benefit in the prior year from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds compared to a $6 million benefit for the year ended December 31, 2015, an increase in provision for estimated losses for our auto and home business, higher life and LTC insurance claims, fixed annuity net outflows, a negative impact of foreign exchange, asset management net outflows, a decrease in net realized investment gains, the unfavorable market impact of hedges on investments and the impact on DAC and DSIC from actual versus expected market performance, partially offset by the favorable impact of unlocking, higher asset management performance fees, wrap account net inflows, market appreciation, and lower performance-based compensation expense.
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
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the years ended December 31:

Pretax Increase (Decrease)	2015	2014
	(in millions)
Premiums	$(3)	$—
Other revenues	8	$(29)
Total revenues	5	(29)

Benefits, claims, losses and settlement expenses	(58)	6
Amortization of DAC	15	8
Total expenses	(43)	14
Total(1)	$48	$(43)
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
Results of Operations by Segment
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table presents summary financial information by segment:

	Years Ended December 31,
	2015	2014
	(in millions)
Advice & Wealth Management
Net revenues	$5,013	$4,806
Expenses	4,154	4,014
Operating earnings	$859	$792
Asset Management
Net revenues	$3,254	$3,320
Expenses	2,493	2,532
Operating earnings	$761	$788
Annuities
Net revenues	$2,541	$2,591
Expenses	1,891	1,958
Operating earnings	$650	$633
Protection
Net revenues	$2,384	$2,287
Expenses	2,201	2,041
Operating earnings	$183	$246
Corporate & Other
Net revenues	$3	$4
Expenses	202	234
Operating loss	$(199)	$(230)
The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

Segment Pretax Operating Increase (Decrease)	Years Ended December 31,
	2015		2014
	Annuities	Protection	Annuities	Protection
	(in millions)
Premiums	$—	$(3)	$—	$—
Other revenues	—	(5)	—	(29)
Total revenues	—	(8)	—	(29)

Benefits, claims, losses and settlement expenses	(61)	6	5	1
Amortization of DAC	(5)	10	17	(9)
Total expenses	(66)	16	22	(8)
Total	$66	$(24)	$(22)	$(21)

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2015	2014
	(in billions)
Beginning balance	$174.7	$153.5
Net flows(1)	11.1	14.2
Market appreciation and other(1)	(5.3)	7.0
Ending balance	$180.5	$174.7

Advisory wrap account assets ending balance(2)	$178.9	$173.5
Average advisory wrap account assets(3)	$178.5	$163.9
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
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Years Ended December 31,		Change
	2015	2014
	(in millions)
Revenues
Management and financial advice fees	$2,629	$2,413	$216	9%
Distribution fees	2,195	2,213	(18)	(1)
Net investment income	146	136	10	7
Other revenues	73	72	1	1
Total revenues	5,043	4,834	209	4
Banking and deposit interest expense	30	28	2	7
Total net revenues	5,013	4,806	207	4
Expenses
Distribution expenses	3,081	2,943	138	5
Interest and debt expense	8	6	2	33
General and administrative expense	1,065	1,065	—	—
Total expenses	4,154	4,014	140	3
Operating earnings	$859	$792	$67	8%
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
Asset Management
The following table presents managed assets by type:

	December 31,		Change		Average(1)		Change
					December 31,
	2015	2014			2015	2014
	(in billions)
Equity	$255.5	$278.1	$(22.6)	(8)%	$271.5	$279.4	$(7.9)	(3)%
Fixed income	176.6	193.4	(16.8)	(9)	188.1	195.9	(7.8)	(4)
Money market	7.5	6.7	0.8	12	6.8	6.6	0.2	3
Alternative	8.2	7.4	0.8	11	7.9	7.0	0.9	13
Hybrid and other	24.1	20.0	4.1	21	22.2	18.4	3.8	21
Total managed assets	$471.9	$505.6	$(33.7)	(7)%	$496.5	$507.3	$(10.8)	(2)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Years Ended December 31,
	2015	2014
	(in billions)
Global Retail Funds
Beginning assets	$281.5	$287.2
Inflows	54.2	58.8
Outflows	(67.4)	(72.7)
Net VP/VIT fund flows	(0.7)	(1.0)
Net new flows	(13.9)	(14.9)
Reinvested dividends	13.4	13.6
Net flows	(0.5)	(1.3)
Distributions	(16.4)	(16.6)
Market appreciation and other(1)(3)	1.3	15.1
Foreign currency translation(2)(3)	(2.0)	(2.9)
Total ending assets	263.9	281.5
Global Institutional
Beginning assets	224.1	213.6
Inflows	27.3	34.8
Outflows	(42.6)	(31.4)
Net flows	(15.3)	3.4
Market appreciation and other(3)(4)	3.7	13.7
Foreign currency translation(2)(3)	(4.5)	(6.6)
Total ending assets	208.0	224.1
Total managed assets	$471.9	$505.6
Total net flows	$(15.8)	$2.1
Former Parent Company Related(5)
Retail net new flows	$(2.3)	$(1.5)
Institutional net new flows	(12.5)	(5.9)
Total net new flows	$(14.8)	$(7.4)
(1) Included in Market appreciation and other for retail funds in 2015 are $(0.5) billion related to the sale of the Multi-Manager business.
(2) Amounts represent local currency to US dollar translation for reporting purposes.

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
(4) Includes $(1.6) billion and nil for the total change in Affiliated General Account Assets during the years ended December 31, 2015 and 2014, respectively.
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
Global retail funds decreased $17.6 billion, or 6%, during the year ended December 31, 2015 primarily due to distributions. Global retail net outflows of $0.5 billion during the year ended December 31, 2015 primarily reflected $8.2 billion of outflows from the Columbia Acorn® Fund, $1.3 billion of outflows related to a client’s decision in the third quarter to exit its portfolio due to asset allocation and $2.3 billion of outflows from former parent-related assets (includes $0.3 billion of outflows from the Columbia Acorn® Fund), as well as market volatility that decreased investor demand, partially offset by reinvested dividends.
Global institutional AUM decreased $16.1 billion, or 7%, during the year ended December 31, 2015 due to net outflows of $15.3 billion and a $4.5 billion negative impact of foreign currency translation, partially offset by market appreciation and other. Global institutional net outflows during the year ended December 31, 2015 included $12.5 billion of outflows of former parent-related assets and $3.4 billion of outflows related to a client’s decision to exit its portfolio due to specific liquidity needs.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Years Ended December 31,		Change
	2015	2014
	(in millions)
Revenues
Management and financial advice fees	$2,723	$2,791	$(68)	(2)%
Distribution fees	499	493	6	1
Net investment income	23	30	(7)	(23)
Other revenues	9	6	3	50
Total revenues	3,254	3,320	(66)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,254	3,320	(66)	(2)
Expenses
Distribution expenses	1,091	1,148	(57)	(5)
Amortization of deferred acquisition costs	17	15	2	13
Interest and debt expense	25	26	(1)	(4)
General and administrative expense	1,360	1,343	17	1
Total expenses	2,493	2,532	(39)	(2)
Operating earnings	$761	$788	$(27)	(3)%
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
Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Years Ended December 31,		Change
	2015	2014
	(in millions)
Revenues
Management and financial advice fees	$755	$756	$(1)	—%
Distribution fees	364	360	4	1
Net investment income	848	941	(93)	(10)
Premiums	107	109	(2)	(2)
Other revenues	467	425	42	10
Total revenues	2,541	2,591	(50)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,541	2,591	(50)	(2)
Expenses
Distribution expenses	446	439	7	2
Interest credited to fixed accounts	500	556	(56)	(10)
Benefits, claims, losses and settlement expenses	482	463	19	4
Amortization of deferred acquisition costs	205	235	(30)	(13)
Interest and debt expense	38	38	—	—
General and administrative expense	220	227	(7)	(3)
Total expenses	1,891	1,958	(67)	(3)
Operating earnings	$650	$633	$17	3%
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

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,		Change
	2015	2014
	(in millions)
Revenues
Management and financial advice fees	$55	$59	$(4)	(7)%
Distribution fees	97	92	5	5
Net investment income	468	447	21	5
Premiums	1,363	1,292	71	5
Other revenues	401	397	4	1
Total revenues	2,384	2,287	97	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,384	2,287	97	4
Expenses
Distribution expenses	59	61	(2)	(3)
Interest credited to fixed accounts	164	153	11	7
Benefits, claims, losses and settlement expenses	1,538	1,416	122	9
Amortization of deferred acquisition costs	155	135	20	15
Interest and debt expense	32	28	4	14
General and administrative expense	253	248	5	2
Total expenses	2,201	2,041	160	8
Operating earnings	$183	$246	$(63)	(26)%
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
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,		Change
	2015	2014
	(in millions)
Revenues
Distribution fees	$—	$1	$(1)	NM
Net investment income (loss)	(10)	(6)	(4)	(67)%
Other revenues	13	9	4	44
Total revenues	3	4	(1)	(25)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3	4	(1)	(25)
Expenses
Distribution expenses	—	1	(1)	NM
Interest and debt expense	22	21	1	5
General and administrative expense	180	212	(32)	(15)
Total expenses	202	234	(32)	(14)
Operating loss	$(199)	$(230)	$31	13%
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2016. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $287 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on December 31, 2016 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the year ended December 31, 2016. At December 31, 2016 and 2015, we had $2.3 billion and $2.4 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2016, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at December 31, 2016.
In the first quarter of 2016, we extinguished $16 million of our junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million. In the second quarter of 2016, we redeemed our remaining outstanding junior subordinated notes due 2066 at a redemption price equal to 100% of the principal balance of the notes plus accrued and compounded interest.
On August 11, 2016, we issued $500 million of unsecured senior notes due September 15, 2026, and incurred debt issuance costs of $4 million. Interest payments are due semi-annually in arrears on March 15 and September 15, commencing on March 15, 2017. The proceeds of the senior notes will be used for general corporate purposes.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both December 31, 2016 and 2015 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both December 31, 2016 and 2015, we had borrowings of $150 million from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2016	2015	2016	2015
	(in millions)
RiverSource Life(1)(2)	$3,052	$3,800	$606	$589
RiverSource Life of NY(1)(2)	323	333	38	44
IDS Property Casualty(1)(3)	800	684	213	214
Ameriprise Insurance Company(1)(3)	47	46	2	2
ACC(4)(5)	335	274	317	258
Threadneedle Asset Management Holdings Sàrl(6)	360	285	149	165
Ameriprise National Trust Bank(7)	22	36	10	10
AFSI(3)(4)	77	93	#	#
Ameriprise Captive Insurance Company(3)	51	54	9	11
Ameriprise Trust Company(3)	29	27	24	22
AEIS(3)(4)	107	110	19	52
RiverSource Distributors, Inc.(3)(4)	11	15	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	14	17	#	#
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2016 and 2015.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at December 31, 2016 represent calculations at September 30, 2016 of the rule based requirements, as specified by FCA regulations.
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
During the year ended December 31, 2016, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.7 billion and contributed cash to its subsidiaries of $197 million. During the year ended December 31, 2015, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.6 billion and contributed cash to its subsidiaries of $271 million.

The following table presents the dividends that could have been paid within the limitations of the applicable regulatory authorities for each of the years ended December 31. Dividends in excess of these amounts required advance notice to the applicable regulatory authorities as further described in the footnotes to the table.

	2016	2015	2014
	(in millions)
RiverSource Life(1)	$1,033	$1,412	$811
ACC(2)	17	26	26
Columbia Management Investment Advisers, LLC	296	503	553
Columbia Management Investment Services Corporation	18	14	7
Threadneedle Asset Management Holdings Sàrl	233	172	175
Ameriprise Trust Company	5	6	36
IDS Property Casualty(3)	—	11	53
Ameriprise Captive Insurance Company	64	64	65
RiverSource Distributors, Inc.	14	14	23
AMPF Holding Corporation	587	572	680
Total dividend capacity	$2,267	$2,794	$2,429
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
The following table presents the cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2016	2015	2014
	(in millions)
RiverSource Life	$1,000	$800	$900
Ameriprise National Trust Bank	9	—	8
ACC	(33)	(3)	5
Columbia Management Investment Advisers, LLC	190	375	362
Threadneedle Asset Management Holdings Sàrl(1)	—	—	—
Ameriprise Trust Company	—	—	34
IDS Property Casualty(2)	(118)	(175)	—
Ameriprise Advisor Capital, LLC	(46)	(72)	(31)
RiverSource Distributors, Inc.	3	—	10
Ameriprise Captive Insurance Company	—	15	15
AMPF Holding Corporation	450	421	519
Total	$1,455	$1,361	$1,822

(1)	During the year ended December 31, 2014, Threadneedle Asset Management Holdings Sàrl paid a $152 million dividend to the parent holding company consisting of a note receivable.

(2)	During the year ended December 31, 2014, the parent holding company made a non-cash contribution of $51 million to IDS Property Casualty consisting of securities.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $489 million and $474 million for the years ended December 31, 2016 and 2015, respectively. On February 1, 2017, we announced a quarterly dividend of $0.75 per common share. The dividend will be paid on February 28, 2017 to our shareholders of record at the close of business on February 13, 2017.
In April 2014, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of our common stock through April 28, 2016, which was exhausted in the three months ended March 31, 2016. In December 2015, our Board of Directors authorized us to repurchase up to an additional $2.5 billion of our common stock through December 31, 2017. As of December 31, 2016, we had $929 million remaining under our share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2016, we repurchased a total of 17.5 million shares of our common stock at an average price of $95.53 per share.
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
Operating Activities
Net cash provided by operating activities decreased $601 million to $2.0 billion for the year ended December 31, 2016 compared to $2.6 billion for the prior year primarily due to higher cash outflows related to derivatives, as well as a decrease in cash from lower fee revenue net of related expenses.
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
Net cash used in investing activities increased $290 million to $804 million for the year ended December 31, 2016 compared to $514 million for the prior year primarily due to a $1.9 billion increase in cash used for purchases of Available-for-Sale securities, partially offset by a $1.2 billion increase in net cash related to changes in investments of CIEs primarily reflecting the CIE deconsolidation, a $179 million increase in proceeds from sales, maturities and repayments of mortgage loans reflecting the sale of a portion of our consumer loans in the first quarter of 2016 and a $107 million decrease in funding of mortgage loans.
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
Financing Activities
Net cash used in financing activities decreased $1.2 billion to $1.1 billion for the year ended December 31, 2016 compared to $2.3 billion for the prior year. Net cash inflows related to investment certificates increased $465 million compared to the prior year due to higher proceeds from additions, partially offset by higher maturities, withdrawals and cash surrenders. Cash outflows from surrenders and other benefits of policyholder account balances decreased $782 million compared to the prior year. During the year ended December 31, 2016, we repaid the remaining $245 million of our junior subordinated notes due 2066. In the third quarter of 2016, we issued $500 million of unsecured senior notes due 2026. Net cash outflows related to noncontrolling interests decreased $160 million compared to the prior year reflecting the CIE deconsolidation. Net cash outflows related to borrowings of CIEs was $517 million for the year ended December 31, 2016 compared to net cash inflows of $931 billion for the prior year primarily reflecting the CIE deconsolidation.
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
Contractual Commitments
The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. The table excludes obligations of CIEs as they are not direct obligations of the Company and have recourse only to the assets of the CIEs. Estimated cash payments due by period as of December 31, 2016 were as follows:

	Total	2017	2018-2019	2020-2021	2022 and Thereafter
	(in millions)
Balance Sheet
Long-term debt(1)	$2,899	$12	$326	$761	$1,800
Insurance and annuities(2)	49,819	2,651	4,743	4,203	38,222
Investment certificates(3)	5,935	5,677	258	—	—
Deferred premium options(4)	1,790	270	500	381	639
Affordable housing and other real estate partnerships(5)	177	88	78	5	6
Off-Balance Sheet
Operating lease obligations	295	64	101	58	72
Purchase obligations(6)	913	277	401	214	21
Interest on long-term debt(7)	637	108	213	138	178
Total	$62,465	$9,147	$6,620	$5,760	$40,938
(1) See Note 13 to our Consolidated Financial Statements for more information about our long-term debt. Amounts include obligations under capital leases.
(2) These scheduled payments are represented by reserves of approximately $30.2 billion at December 31, 2016 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. The estimated payments are presented gross before reinsurance. The scheduled payments are undiscounted and exceed the corresponding liability at December 31, 2016. Actual payment obligations may differ if experience varies from these assumptions. For estimated payments as of December 31, 2016, we increased the projected period for which cash payments will be made from 35 to 40 years. This change increased our contractual commitments for the 2022 and thereafter period compared to our disclosure at December 31, 2015. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.
(3) The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.
(4) The fair value of these commitments included on the Consolidated Balance Sheets was $1.7 billion as of December 31, 2016. See Note 16 to our Consolidated Financial Statements for more information about our deferred premium options.
(5) Call dates for the obligations presented are either date or event specific. For date specific obligations, we are required to fund a specific amount on a stated date provided there are no defaults under the agreement. For event specific obligations, we are required to fund a specific amount of its capital commitment when properties in a fund become fully stabilized. For event specific obligations, the estimated call date of these commitments is used in the table above.
(6) Purchase obligations include the minimum contractual amounts by period under contracts that were in effect at December 31, 2016. Many of the purchase agreements giving rise to these purchase obligations include termination clauses that may require payment of termination fees if the agreements are terminated by us without cause prior to their stated expiration; however, the table reflects the amounts to be paid assuming the contracts are not terminated.
(7) Interest on long-term debt was estimated based on rates in effect as of December 31, 2016.
In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. In 2017, we expect to contribute $31 million to our pension plans and $1 million to our defined benefit postretirement plans. See Note 22 to our Consolidated Financial Statements for additional information.
Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $265 million at December 31, 2016. For additional information relating to these contractual commitments, see Note 23 to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We provide asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds and private equity funds, which are sponsored by us. We consolidate certain CLOs. We have determined that consolidation is not required for hedge funds, property funds and private equity funds, which are sponsored by us. Our maximum exposure to loss with respect to our investment in these non-consolidated entities is limited to our carrying value. We have no obligation to provide further financial or other support to these investment entities nor have we provided any support to these investment entities. See Note 4 to our Consolidated Financial Statements for additional information on our arrangements with these investment entities.

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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor rule and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts;

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the June 2016 UK referendum on membership in the European Union and the uncertain regulatory environment in the U.S. after the recent U.S. election), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

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

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2016:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees(1)	$(234)	$5	$(229)
DAC and DSIC amortization(2)(3)	(130)	—	(130)
Variable annuity riders:
GMDB and GMIB(3)	(35)	—	(35)
GMWB	(587)	436	(151)
GMAB	(43)	44	1
DAC and DSIC amortization(4)	N/A	N/A	1
Total variable annuity riders	(665)	480	(184)
Macro hedge program(5)	—	42	42
Equity indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	45	(34)	11
Total	$(980)	$489	$(490)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees(1)	$(48)	$—	$(48)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	988	(1,000)	(12)
GMAB	31	(30)	1
DAC and DSIC amortization(4)	N/A	N/A	5
Total variable annuity riders	1,019	(1,030)	(6)
Macro hedge program(5)	—	2	2
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	95	—	95
Brokerage client cash balances	184	—	184
Certificates	(11)	—	(11)
Indexed universal life insurance	79	2	81
Total	$1,318	$(1,026)	$297
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
The above results compare to an estimated negative net impact to pretax income of $417 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $170 million related to a 100 basis point increase in interest rates as of December 31, 2015. The change in the equity price exposure is primarily the result of changes in market rates. The change in interest rate exposure related to variable annuity riders is primarily the result of changes in market rates. The change in interest rate exposure related to fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products is primarily due to assumption changes made as part of third quarter unlocking. The change in interest rate exposure related to indexed universal life insurance and brokerage client cash balances is primarily driven by higher balances at December 31, 2016 compared to December 31, 2015.
Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with risk margins incorporated in contractholder behavior assumptions and with discount rates increased to reflect a current market estimate of our risk of nonperformance specific to these liabilities. The Company’s hedging is based on our determination of economic risk, which excludes certain items in the liability valuation including the nonperformance spread risk.
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. At December 31, 2016, the value of our assets under management was $629.6 billion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not currently hedge the interest rate or equity price risk of this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities at December 31, 2016 was $74.8 billion. These contract values include GMWB and GMAB contracts which were $42.1 billion and $3.5 billion, respectively, at December 31, 2016. At December 31, 2016, reserves for GMWB were liabilities of $1.0 billion and reserves for GMAB were assets of $24 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. At December 31, 2016, the reserve for GMDB and GMIB was a liability of $24 million.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $30.2 billion in policyholder account balances, future policy benefits and claims on our Consolidated Balance Sheets at December 31, 2016, $21.7 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2018 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.1 billion and 4.2%, respectively, as of December 31, 2016. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.9 billion and had a weighted average yield of 2.6% as of December 31, 2016. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2016 was approximately 2.6%.
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
The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2016 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$2.2	$0.2	$0.4	$0.1	$2.9
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	9.0	—	—	—	9.0
4% - 5.00%	5.5	—	—	—	5.5
Total	$17.2	$0.2	$0.4	$0.1	$17.9
Percentage of Account Values That Reset In:
Next 12 months(1)	97%	70%	21%	17%	95%
> 12 months to 24 months(2)	3	9	9	52	3
> 24 months(2)	—	21	70	31	2
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
Our equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index, which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2016, we had $25 million in liabilities related to equity indexed annuities. We discontinued new sales of equity indexed annuities in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, we purchase futures, which generate returns to replicate what we must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial at December 31, 2016.
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
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 48 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $10.0 billion in customer deposits at December 31, 2016, $5.4 billion related to reserves for our fixed rate certificate products.
Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. At December 31, 2016, we had $555 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial at December 31, 2016.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). We offer an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. At December 31, 2016, we had $932 million in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds (“GBP”) related to our net investment in Threadneedle, which was 669 million GBP at December 31, 2016. Our primary exposure related to operations in foreign countries is to the GBP, the Euro and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. At December 31, 2016, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
Interest Rate Risk on External Debt
The stated interest rate on the $2.9 billion of our senior unsecured notes is fixed. We entered into interest rate swap agreements to effectively convert the fixed interest rate on $0.7 billion of the senior unsecured notes to floating interest rates based on six-month LIBOR. We hedged the debt in part to better align the interest expense on debt with the interest earned on cash equivalents held on our Consolidated Balance Sheets. The net interest rate risk of these items is immaterial.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2016, our largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 to our Consolidated Financial Statements for additional information on reinsurance.

Ameriprise Financial, Inc.

Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity, and of cash flows present fairly, in all material respects, the financial position of Ameriprise Financial, Inc. and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain variable interest entities in 2016.
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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 23, 2017

Ameriprise Financial, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$5,778	$5,950	$5,810
Distribution fees	1,795	1,847	1,894
Net investment income	1,576	1,688	1,741
Premiums	1,491	1,455	1,385
Other revenues	1,095	1,260	1,466
Total revenues	11,735	12,200	12,296
Banking and deposit interest expense	39	30	28
Total net revenues	11,696	12,170	12,268
Expenses
Distribution expenses	3,202	3,276	3,236
Interest credited to fixed accounts	623	668	713
Benefits, claims, losses and settlement expenses	2,646	2,261	1,982
Amortization of deferred acquisition costs	415	354	367
Interest and debt expense	241	387	328
General and administrative expense	2,977	3,082	3,095
Total expenses	10,104	10,028	9,721
Income from continuing operations before income tax provision	1,592	2,142	2,547
Income tax provision	278	455	545
Income from continuing operations	1,314	1,687	2,002
Loss from discontinued operations, net of tax	—	—	(2)
Net income	1,314	1,687	2,000
Less: Net income attributable to noncontrolling interests	—	125	381
Net income attributable to Ameriprise Financial	$1,314	$1,562	$1,619

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders
Basic
Income from continuing operations	$7.90	$8.60	$8.46
Loss from discontinued operations	—	—	(0.01)
Net income	$7.90	$8.60	$8.45
Diluted
Income from continuing operations	$7.81	$8.48	$8.31
Loss from discontinued operations	—	—	(0.01)
Net income	$7.81	$8.48	$8.30

Cash dividends declared per common share	$2.92	$2.59	$2.26

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(2)	$(8)	$(6)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	1	—	—
Net impairment losses recognized in net investment income	$(1)	$(8)	$(6)
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Net income	$1,314	$1,687	$2,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(76)	(90)	(103)
Net unrealized gains (losses) on securities	47	(360)	131
Net unrealized gains on derivatives	4	1	1
Defined benefit plans	(34)	(20)	(25)
Total other comprehensive income (loss), net of tax	(59)	(469)	4
Total comprehensive income	1,255	1,218	2,004
Less: Comprehensive income attributable to noncontrolling interests	—	65	318
Comprehensive income attributable to Ameriprise Financial	$1,255	$1,153	$1,686
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015 (1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,318	$2,357
Cash of consolidated investment entities	168	502
Investments	35,834	34,144
Investments of consolidated investment entities, at fair value	2,254	6,570
Separate account assets	80,210	80,349
Receivables	5,299	5,167
Receivables of consolidated investment entities (includes $11 and $70, respectively, at fair value)	11	107
Deferred acquisition costs	2,648	2,730
Restricted and segregated cash and investments	3,331	2,949
Other assets	7,748	8,399
Other assets of consolidated investment entities (includes nil and $2,065, respectively, at fair value)	—	2,065
Total assets	$139,821	$145,339

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,202	$29,699
Separate account liabilities	80,210	80,349
Customer deposits	10,036	8,634
Short-term borrowings	200	200
Long-term debt	2,917	2,692
Debt of consolidated investment entities (includes $2,319 and $6,630, respectively, at fair value)	2,319	7,531
Accounts payable and accrued expenses	1,727	1,598
Accounts payable and accrued expenses of consolidated investment entities	—	54
Other liabilities	5,823	5,965
Other liabilities of consolidated investment entities (includes $95 and $221, respectively, at fair value)	95	238
Total liabilities	133,529	136,960

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 324,006,315 and 322,822,746, respectively)	3	3
Additional paid-in capital	7,765	7,611
Retained earnings	10,351	9,525
Appropriated retained earnings of consolidated investment entities	—	137
Treasury shares, at cost (169,246,411 and 151,789,486 shares, respectively)	(12,027)	(10,338)
Accumulated other comprehensive income, net of tax	200	253
Total Ameriprise Financial, Inc. shareholders’ equity	6,292	7,191
Noncontrolling interests	—	1,188
Total equity	6,292	8,379
Total liabilities and equity	$139,821	$145,339
(1) Certain prior period amounts have been restated. See Note 1 for more information. See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Equity

	Ameriprise Financial, Inc.
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com-prehensive Income	Total Ameriprise Financial, Inc. Share-holders’ Equity	Non-controlling Interests	Total
	(in millions, except share data)
Balances at January 1, 2014 (1)	192,118,307	$3	$6,929	$7,263	$337	$(6,961)	$595	$8,166	$1,040	$9,206
Comprehensive income:
Net income	—	—	—	1,619	—	—	—	1,619	381	2,000
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	67	67	(63)	4
Total comprehensive income								1,686	318	2,004
Net loss reclassified to appropriated retained earnings	—	—	—	—	(103)	—	—	(103)	103	—
Dividends to shareholders	—	—	—	(435)	—	—	—	(435)	—	(435)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	176	176
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(465)	(465)
Repurchase of common shares	(14,739,666)	—	—	—	—	(1,717)	—	(1,717)	—	(1,717)
Share-based compensation plans	5,730,868	—	416	(4)	—	89	—	501	9	510
Balances at December 31, 2014 (1)	183,109,509	3	7,345	8,443	234	(8,589)	662	8,098	1,181	9,279
Comprehensive income:
Net income	—	—	—	1,562	—	—	—	1,562	125	1,687
Other comprehensive loss, net of tax	—	—	—	—	—	—	(409)	(409)	(60)	(469)
Total comprehensive income								1,153	65	1,218
Net loss reclassified to appropriated retained earnings	—	—	—	—	(97)	—	—	(97)	97	—
Dividends to shareholders	—	—	—	(474)	—	—	—	(474)	—	(474)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	255	255
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(415)	(415)
Repurchase of common shares	(14,951,703)	—	—	—	—	(1,815)	—	(1,815)	—	(1,815)
Share-based compensation plans	2,875,454	—	266	(6)	—	66	—	326	5	331
Balances at December 31, 2015 (1)	171,033,260	3	7,611	9,525	137	(10,338)	253	7,191	1,188	8,379
Cumulative effect of change in accounting policies	—	—	—	1	(137)	—	6	(130)	(1,188)	(1,318)
Comprehensive income:
Net income	—	—	—	1,314	—	—	—	1,314	—	1,314
Other comprehensive loss, net of tax	—	—	—	—	—	—	(59)	(59)	—	(59)
Total comprehensive income								1,255	—	1,255
Dividends to shareholders	—	—	—	(489)	—	—	—	(489)	—	(489)
Repurchase of common shares	(18,367,742)	—	—	—	—	(1,751)	—	(1,751)	—	(1,751)
Share-based compensation plans	2,094,386	—	154	—	—	62	—	216	—	216
Balances at December 31, 2016	154,759,904	$3	$7,765	$10,351	$—	$(12,027)	$200	$6,292	$—	$6,292
(1) Prior period retained earnings have been restated. See Note 1 for more information. See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Cash Flows from Operating Activities
Net income	$1,314	$1,687	$2,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	248	248	254
Deferred income tax expense (benefit)	(34)	(131)	228
Share-based compensation	134	145	130
Net realized investment gains	(16)	(14)	(45)
Net trading gains	(6)	(7)	(7)
Loss from equity method investments	54	14	11
Other-than-temporary impairments and provision for loan losses	4	9	7
Net gains of consolidated investment entities	(38)	(132)	(378)
Changes in operating assets and liabilities:
Restricted and segregated cash and investments	(382)	(335)	(256)
Deferred acquisition costs	55	(7)	31
Other investments, net	14	81	(37)
Policyholder account balances, future policy benefits and claims, net	8	494	1,120
Derivatives, net of collateral	59	93	(883)
Receivables	(150)	(277)	(423)
Brokerage deposits	310	337	378
Accounts payable and accrued expenses	173	82	137
Cash held by consolidated investment entities	(14)	(107)	37
Investment properties of consolidated investment entities	—	(114)	258
Other operating assets and liabilities of consolidated investment entities, net	(9)	95	—
Other, net	247	411	(163)
Net cash provided by operating activities	1,971	2,572	2,399

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	366	294	516
Maturities, sinking fund payments and calls	4,421	4,542	4,352
Purchases	(6,498)	(4,562)	(4,127)
Proceeds from sales, maturities and repayments of mortgage loans	810	631	585
Funding of mortgage loans	(451)	(558)	(525)
Proceeds from sales and collections of other investments	253	236	207
Purchase of other investments	(291)	(306)	(408)
Purchase of investments by consolidated investment entities	(845)	(2,678)	(3,198)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,421	2,009	2,017
Purchase of land, buildings, equipment and software	(92)	(133)	(113)
Other, net	102	11	(21)
Net cash used in investing activities	$(804)	$(514)	$(715)
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$4,250	$3,139	$2,482
Maturities, withdrawals and cash surrenders	(3,155)	(2,509)	(2,259)
Policyholder account balances:
Deposits and other additions	2,086	2,061	2,042
Net transfers to (from) separate accounts	127	(171)	(216)
Surrenders and other benefits	(1,932)	(2,714)	(2,440)
Cash paid for purchased options with deferred premiums	(341)	(392)	(417)
Cash received from purchased options with deferred premiums	276	16	59
Issuance of long-term debt, net of issuance costs	496	—	543
Repayments of long-term debt	(257)	(409)	(200)
Change in short-term borrowings, net	(1)	(1)	(301)
Dividends paid to shareholders	(479)	(465)	(426)
Repurchase of common shares	(1,707)	(1,741)	(1,577)
Exercise of stock options	9	16	33
Excess tax benefits from share-based compensation	14	81	162
Borrowings by consolidated investment entities	—	1,650	2,159
Repayments of debt by consolidated investment entities	(517)	(719)	(1,011)
Noncontrolling interests investments in subsidiaries	—	255	176
Distributions to noncontrolling interests	—	(415)	(465)
Other, net	—	—	(1)
Net cash used in financing activities	(1,131)	(2,318)	(1,657)
Effect of exchange rate changes on cash	(75)	(21)	(21)
Net increase (decrease) in cash and cash equivalents	(39)	(281)	6
Cash and cash equivalents at beginning of period	2,357	2,638	2,632
Cash and cash equivalents at end of period	$2,318	$2,357	$2,638

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$163	$186	$178
Interest paid by consolidated investment entities	127	257	190
Income taxes paid, net	155	439	578
Non-cash investing activity:
Partnership commitments not yet remitted	108	45	38
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
The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation. Effective January 1, 2016, the Company adopted ASU 2015-02 - Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”) and deconsolidated several collateralized loan obligations (“CLOs”) and all previously consolidated property funds. The income or loss generated by consolidated entities which will not be realized by the Company’s shareholders is attributed to noncontrolling interests in the Consolidated Statements of Operations. Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company, excluding noncontrolling interests, is defined as “Ameriprise Financial.” Upon adoption of ASU 2015-02, the Company no longer has noncontrolling interests primarily due to the deconsolidation of property funds. See Note 3 and Note 4 for additional information on recently adopted accounting pronouncements and VIEs.
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
In the fourth quarter of 2016, the Company corrected the accrual of commission expense for periods prior to 2013 for certain insurance and annuity products. The balance sheet as of December 31, 2015 has been revised to reflect the immaterial impact of the correction which increased deferred acquisition costs (“DAC”) by $5 million, other assets by $15 million, accounts payable and accrued expenses by $46 million, and decreased retained earnings by $26 million. The impact to prior period financial statements was not material.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
Effective January 1, 2016, the Company adopted ASU 2015-02 using the modified retrospective approach. See Note 3 for additional information on the adoption impact.
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
A VIE is consolidated by the reporting entity that determines it has both:

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
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, DAC and the corresponding recognition of DAC amortization, valuation of derivative instruments and hedging activities, litigation and claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.

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

Financing Receivables
Commercial Mortgage Loans, Syndicated Loans, and Consumer Loans
Commercial mortgage loans, syndicated loans and consumer loans are reflected within investments at amortized cost less the allowance for loan losses. Syndicated loans represent the Company’s investment in below investment grade loan syndications and are carried at amortized cost less the related allowance for loan losses. Consumer loans primarily consist of residential mortgage loans and are carried at amortized cost less the related allowance for loan losses. Interest income is accrued on the unpaid principal balances of the loans as earned.
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
Separate Account Assets and Liabilities
Separate account assets and liabilities are primarily funds held for the benefit of variable annuity contractholders and variable life insurance policyholders, who have a contractual right to receive the benefits of their contract or policy and bear the related investment risk. Gains and losses on separate account assets accrue directly to the contractholder or policyholder and are not reported in the Company’s Consolidated Statements of Operations. Separate account assets are recorded at fair value. Changes in the fair value of separate account assets are offset by changes in the related separate account liabilities.
Included in separate account assets and liabilities is the fair value of the pooled pension funds that are offered by Threadneedle.
Restricted and Segregated Cash and Investments
Amounts segregated under federal and other regulations are held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers.
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years. At December 31, 2016 and 2015, land, buildings, equipment and software were $607 million and $724 million, respectively, net of accumulated depreciation of $1.8 billion and $1.6 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $149 million, $150 million and $144 million, respectively. Capitalized lease assets, net of accumulated depreciation, are included in land, buildings, equipment and software, and capital lease obligations are included in long-term debt.
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
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts) and are management’s best estimates. Management regularly monitors financial market conditions and actual contractholder and policyholder behavior experience and compares them to its assumptions. These assumptions are updated whenever it appears that earlier estimates should be revised. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.
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
Traditional Long-Duration Products
For traditional long-duration products (including traditional life, disability income (“DI”) and LTC insurance products), DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium paying period. The assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities.
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
The assumptions for LTC insurance products include interest rates, premium rate increases, persistency rates and morbidity rates. Prior to the third quarter of 2016, these assumptions were management's best estimate from previous loss recognition and thus no longer provided for adverse deviations in experience. In the third quarter of 2016, premium deficiency testing of LTC resulted in further loss recognition and the impairment of all LTC DAC.
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
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, LTC, DI and auto and home, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. UL and VUL reinsurance premiums are reported as a reduction of other revenues. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset or contra asset and amortized over the estimated life of the policies in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of other revenues. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
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

Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the risks associated with non-traditional and traditional long-duration products and short-duration products. Reserves for non-traditional long-duration products include the liabilities related to guaranteed benefit provisions added to variable annuity contracts, variable and fixed annuity contracts and UL and VUL policies and the embedded derivatives related to variable annuity contracts, EIA and IUL insurance. Reserves for traditional long-duration products are established to provide adequately for future benefits and expenses for term life, whole life, DI and long term care (“LTC”) insurance products. Reserves for short-duration products are established to provide adequately for incurred losses primarily related to auto and home policies.
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
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL policies, liabilities for guaranteed benefits associated with variable annuities and embedded derivatives for variable annuities, EIA and IUL products.
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
Liabilities for both EIA products and indexed accounts of IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.
The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions. When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits. In addition, the Company offers contracts containing GMWB and GMAB provisions, and until May 2007, the Company offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions. See Note 11 for information regarding the variable annuity guarantees.
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

The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets and the estimate of the Company’s current nonperformance risk, which can cause these embedded derivatives to be either an asset or a liability. See Note 14 for information regarding the fair value measurement of embedded derivatives.
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
Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These unpaid amounts are calculated using anticipated claim continuance rates based on established industry tables, adjusted as appropriate for the Company’s experience. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts.
Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC insurance policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.
For term life, whole life, DI and LTC policies, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests using best estimate assumptions without provisions for adverse deviation annually in the third quarter of each year unless management identifies a material deviation over the course of quarterly monitoring. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. The assumptions for LTC insurance products are management's best estimate as of the date of loss recognition and thus no longer provide for adverse deviations in experience.
See Note 10 for information regarding the liabilities for traditional long-duration products.
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
Unearned Revenue Liability
The Company’s UL and VUL policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods. These charges are deferred as unearned revenue and amortized using estimated gross profits, similar to DAC. The unearned revenue liability is recorded in other liabilities and the amortization is recorded in other revenues.
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
Point-of-sale fees (such as mutual fund front-end sales loads) and asset-based fees (such as 12b-1 distribution and shareholder service fees) are generally based on a contractual percentage of assets and recognized when earned. Amounts received under marketing support arrangements for sales of mutual funds and other companies’ products, such as through the Company’s wrap accounts, as well as surrender charges on UL and VUL insurance and annuities, are recognized when assessed.
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
Variable annuity guaranteed benefit rider charges and cost of insurance charges on UL and VUL insurance (net of reinsurance premiums and cost of reinsurance for universal life products) are recognized as revenue when assessed.
3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Insurance – Disclosure about Short-Duration Contracts
In May 2015, the Financial Accounting Standards Board (“FASB”) updated the accounting standard for short-duration insurance contracts. The update requires enhanced disclosures about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgements in estimating claims and the timing, frequency and severity of claims. The standard is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016 with early adoption permitted. The disclosures should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. There was no impact of the standard to the Company’s consolidated results of operations and financial condition and additional disclosures are not considered material.
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
Future Adoption of New Accounting Standards
Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment
In January 2017, the FASB updated the accounting standards to simplify the accounting for goodwill impairment. The update removes the hypothetical purchase price allocation (Step 2) of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The standard is effective for interim and annual periods beginning after December 15, 2019, and should be applied prospectively with early adoption permitted for any impairment tests performed after January 1, 2017. The update is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

Statement of Cash Flows – Restricted Cash
In November 2016, the FASB updated the accounting standards related to the classification of restricted cash on the statement of cash flows. The update requires entities to include restricted cash and restricted cash equivalents in cash and cash equivalent balances on the statement of cash flows and disclose a reconciliation between the balances on the statement of cash flows and the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company will early adopt the standard for the interim period ending March 31, 2017 on a retrospective basis. The adoption of the standard will not have a material impact on the Company’s consolidated cash flows.
Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB updated the accounting standards related to the recognition of income tax impacts on intra-entity transfers. The update requires entities to recognize the income tax consequences of intra-entity transfers, other than inventory, upon the transfer of the asset. The update requires the selling entity to recognize a current tax expense or benefit and the purchasing entity to recognize a deferred tax asset or liability when the transfer occurs. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB updated the accounting standards related to classification of certain cash receipts and cash payments on the statement of cash flows. The update includes amendments to address diversity in practice for the classification of eight specific cash flow activities. The specific amendments the Company is evaluating include the classification of debt prepayment and extinguishment costs, contingent consideration payments, proceeds from insurance settlements and corporate owned life insurance settlements, distributions from equity method investees and the application of the predominance principle to separately identifiable cash flows. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and all amendments must be adopted during the same period. The Company will early adopt the standard for the interim period ending March 31, 2017 on a retrospective basis. The adoption of the standard will not have a material impact on the Company’s consolidated cash flows.
Financial Instruments – Measurement of Credit Losses
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
Compensation – Stock Compensation
In March 2016, the FASB updated the accounting standards related to employee share-based payments. The update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. This change is required to be applied prospectively to excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. No adjustment is recorded for any excess tax benefits or tax deficiencies previously recorded in additional paid in capital. The update also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This provision can be applied on either a prospective or retrospective basis. The update permits entities to make an accounting policy election to recognize forfeitures as they occur rather than estimating forfeitures to determine the recognition of expense for share-based payment awards. The Company will maintain its current accounting policy of estimating forfeitures. The standard is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company adopted the standard on January 1, 2017 on a prospective basis, except for the cash flow statement provision, which will be applied on a retrospective basis beginning with the interim period ending March 31, 2017. During periods in which the settlement date fair value differs materially from the grant date fair value of certain share-based payment awards, the Company may experience volatility in income tax recognized in its consolidated results of operations.
Leases – Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the FASB updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard will require most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The Company currently discloses information related to operating lease arrangements within Note 23. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The update should be applied at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. The update is not expected to have a material impact on the consolidated results of operations and financial condition.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Subsequent related updates provide clarification on certain revenue recognition guidance in the new standard. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the Company does not expect the update to have an impact on these revenues. The Company’s implementation efforts include the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The Company is reviewing certain payments received to determine whether they should be presented as revenue or as a reduction of expense. The Company does not expect a material impact to the timing of revenue recognition; however, the Company’s implementation effort to assess the impact of the standard on its consolidated results of operations, financial condition, and disclosure is still in process.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds, certain international series funds (Open Ended Investment Companies and Societes d’Investissement A Capital Variable) and private equity funds (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. See Note 2 for further discussion of the Company’s accounting policy on consolidation.
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
Prior to adoption of ASU 2015-02, the Company considered management fees and incentive fees to be variable interests in the determination as to whether the Company had the obligation to absorb potentially significant losses or the right to receive potentially significant benefits to the VIE (significant economics) and consolidated all CLOs it managed except one. The Company did not have an investment in the non-consolidated CLO. Subsequent to adoption, the fees earned from the CLOs, which are at market and commensurate with the level of effort required to provide those services, are excluded in consideration of significant economics. As a result of excluding these fees, the Company deconsolidated certain CLOs as its ownership interest was not considered significant. See Note 3 for additional information on the adoption impact.

The Company's maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $9 million as of December 31, 2016. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. Prior to adoption of ASU 2015-02, the Company determined that consolidation was required for certain property funds as the Company was deemed to be a de facto agent of the third-party investors and required to consider their interest as its own. Subsequent to adoption, the Company deconsolidated all property funds. The Company is no longer required to consider the interest of the third-party investors as its own as the third-party investors are not under common control or a related party of the Company. As a result of excluding the interest of the third-party investors, the Company does not have a significant economic interest and is not required to consolidate the property funds. See Note 3 for additional information on the adoption impact. The carrying value of the Company’s investment in property funds is reflected in other investments and was $26 million at December 31, 2016.
Hedge Funds and Private Equity Funds
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $13 million and $29 million at December 31, 2016 and December 31, 2015, respectively.
International Series Funds
The Company manages international series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other assets and was $33 million as of December 31, 2016.
Affordable Housing Partnerships and Other Real Estate Partnerships
The Company has variable interests in certain affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value of the Company’s investment in affordable housing partnerships is reflected in other investments and was $574 million and $517 million at December 31, 2016 and December 31, 2015, respectively.
In addition, the Company has variable interests in partnerships that invest in multi-family residential properties that were originally developed with an affordable housing component. The purpose of the partnership is to improve the properties to be sold to affordable housing developers. The Company is not the primary beneficiary and therefore does not consolidate the partnerships. The Company’s maximum exposure to loss as a result of its investment in the partnerships is limited to the carrying value of the investment, which is reflected in other investments and was $20 million at December 31, 2016.
Structured Investments
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company's maximum exposure to loss as a result of its investment in these structured investments is limited to its carrying value. See Note 5 for additional information on these structured investments.

Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 14 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$19	$—	$19
Common stocks	22	6	5	33
Other investments	4	—	—	4
Syndicated loans	—	1,944	254	2,198
Total investments	26	1,969	259	2,254
Receivables	—	11	—	11
Total assets at fair value	$26	$1,980	$259	$2,265
Liabilities
Debt(1)	$—	$2,319	$—	$2,319
Other liabilities	—	95	—	95
Total liabilities at fair value	$—	$2,414	$—	$2,414

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$154	$—	$154
Common stocks	74	46	3	123
Other investments	4	22	—	26
Syndicated loans	—	5,738	529	6,267
Total investments	78	5,960	532	6,570
Receivables	—	70	—	70
Other assets	—	—	2,065	2,065
Total assets at fair value	$78	$6,030	$2,597	$8,705
Liabilities
Debt	$—	$—	$6,630	$6,630
Other liabilities	—	221	—	221
Total liabilities at fair value	$—	$221	$6,630	$6,851
(1) As the Company elected the measurement alternative effective January 1, 2016, the carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. See Note 3 and below for additional discussion on the measurement alternative. The estimated fair value of the CLOs’ debt was $2.3 billion at December 31, 2016.

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2016	$3		$529		$2,065		$(6,630)
Cumulative effect of change in accounting policies(3)	(2)		(304)		(2,065)		6,630
Balance, January 1, 2016, as adjusted	1		225		—		—
Total gains included in:
Net income	2	(1)	7	(1)	1	(2)	—
Purchases	1		145		—		—
Sales	—		(24)		(1)		—
Settlements	—		(69)		—		—
Transfers into Level 3	3		405		—		—
Transfers out of Level 3	(2)		(435)		—		—
Balance, December 31, 2016	$5		$254		$—		$—

Changes in unrealized gains included in income relating to assets and liabilities held at December 31, 2016	$1	(1)	$3	(1)	$—		$—

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2015	$7		$484		$1,935		$(6,030)
Total gains (losses) included in:
Net income	(1)	(1)	(24)	(1)	170	(2)	215	(1)
Other comprehensive loss	—		—		(154)		—
Purchases	—		303		638		—
Sales	—		(36)		(524)		—
Issues	—		—		—		(1,267)
Settlements	—		(161)		—		452
Transfers into Level 3	7		776		—		—
Transfers out of Level 3	(10)		(813)		—		—
Balance, December 31, 2015	$3		$529		$2,065		$(6,630)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2015	$—		$(19)	(1)	$20	(2)	$219	(1)

	Corporate Debt Securities		Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2014	$2		$14		$368		$1,936		$(4,804)
Total gains (losses) included in:
Net income	1	(1)	1	(1)	2	(1)	421	(2)	(34)	(1)
Other comprehensive income	—		—		—		(175)		—
Purchases	2		—		417		289		—
Sales	(9)		(2)		(42)		(547)		—
Issues	—		—		—		—		(1,670)
Settlements	—		—		(100)		—		478
Transfers into Level 3	10		13		551		11		—
Transfers out of Level 3	(6)		(19)		(712)		—		—
Balance, December 31, 2014	$—		$7		$484		$1,935		$(6,030)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2014	$—		$—		$(3)	(1)	$362	(2)	$1	(1)
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
Level 3 measurements at December 31, 2015 not included in the table above and all Level 3 measurements at December 31, 2016 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
Liabilities
Debt
Effective January 1, 2016, the Company adopted ASU 2014-13 and elected the measurement alternative, which allows an entity to measure both the financial assets and financial liabilities at the fair value of the more observable of the fair value of the financial assets or financial liabilities. See Note 3 for additional information on ASU 2014-13. The fair value of the CLOs’ assets, typically syndicated bank loans, is more observable than the fair value of the CLOs’ debt tranches for which market activity is limited and less transparent. As a result, the fair value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. Under ASU 2014-13, the fair value of the CLOs’ debt is classified as Level 2.
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

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2016		2015
	(in millions)
Syndicated loans
Unpaid principal balance	$2,281		$6,635
Excess unpaid principal over fair value	(83)		(368)
Fair value	$2,198		$6,267
Fair value of loans more than 90 days past due	$8		$24
Fair value of loans in nonaccrual status	8		24
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	34		72
Debt
Unpaid principal balance	$2,459		$7,063
Excess unpaid principal over fair value	(140)		(433)
Fair value	$2,319	(1)	$6,630
(1) As the Company elected the measurement alternative effective January 1, 2016, the carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. See Note 3 and above for additional discussion on the measurement alternative. The estimated fair value of the CLOs’ debt was $2.3 billion at December 31, 2016.
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
Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $38 million, $35 million and $46 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value			Weighted Average Interest Rate
	December 31,			December 31,
	2016		2015	2016	2015
	(in millions)
Debt of consolidated CLOs due 2019-2026	$2,319		$6,630	2.5%	1.6%
Floating rate revolving credit borrowings due 2017-2020	—	(1)	901	—	2.8
Total	$2,319		$7,531
(1) The floating rate revolving credit borrowings of property funds were deconsolidated effective January 1, 2016 upon adoption of ASU 2015-02.
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 6.9%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
The carrying value of the floating rate revolving credit borrowings represents the outstanding principal amount of debt of certain consolidated property funds. The fair value of this debt was $901 million as of December 31, 2015. The property funds have entered into interest rate swaps and collars to manage the interest rate exposure on the floating rate revolving credit borrowings. The fair value of these derivative instruments is recorded gross and was a liability of $8 million at December 31, 2015. The overall effective interest rate reflecting the impact of the derivative contracts was 3.2% as of December 31, 2015.

At December 31, 2016, future maturities of debt were as follows:

(in millions)
2017	$—
2018	—
2019	54
2020	—
2021	—
Thereafter	2,405
Total future maturities	$2,459
5.  Investments
The following is a summary of Ameriprise Financial investments:

	December 31,
	2016	2015
	(in millions)
Available-for-Sale securities, at fair value	$30,719	$28,673
Mortgage loans, net	2,986	3,359
Policy and certificate loans	831	824
Other investments	1,298	1,288
Total	$35,834	$34,144
The following is a summary of net investment income:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Investment income on fixed maturities	$1,368	$1,403	$1,479
Net realized gains	6	4	37
Affordable housing partnerships	(44)	(18)	(25)
Other	91	68	93
Consolidated investment entities	155	231	157
Total	$1,576	$1,688	$1,741
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,231	$1,065	$(60)	$16,236	$—
Residential mortgage backed securities	6,899	86	(67)	6,918	(3)
Commercial mortgage backed securities	3,347	59	(39)	3,367	—
Asset backed securities	1,532	33	(16)	1,549	5
State and municipal obligations	2,195	198	(35)	2,358	—
U.S. government and agencies obligations	7	1	—	8	—
Foreign government bonds and obligations	251	17	(7)	261	—
Common stocks	10	13	(1)	22	6
Total	$29,472	$1,472	$(225)	$30,719	$8

Description of Securities	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,750	$894	$(296)	$16,348	$3
Residential mortgage backed securities	5,933	106	(66)	5,973	(12)
Commercial mortgage backed securities	2,400	70	(14)	2,456	—
Asset backed securities	1,273	34	(11)	1,296	—
State and municipal obligations	2,105	213	(28)	2,290	—
U.S. government and agencies obligations	66	2	—	68	—
Foreign government bonds and obligations	218	17	(11)	224	—
Common stocks	7	11	—	18	5
Total	$27,752	$1,347	$(426)	$28,673	$(4)
(1)  Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2016 and 2015, investment securities with a fair value of $1.6 billion and $1.0 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $473 million and $478 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of December 31, 2016 and 2015, fixed maturity securities comprised approximately 86% and 84%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2016 and 2015, the Company’s internal analysts rated $1.1 billion and $1.3 billion, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$9,252	$9,305	31%	$7,147	$7,289	25%
AA	1,729	1,906	6	1,732	1,930	7
A	5,157	5,567	18	5,131	5,507	19
BBB	11,739	12,340	40	12,052	12,353	43
Below investment grade	1,585	1,579	5	1,683	1,576	6
Total fixed maturities	$29,462	$30,697	100%	$27,745	$28,655	100%
At December 31, 2016 and 2015, approximately 47% and 53%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	187	$2,452	$(33)	38	$377	$(27)	225	$2,829	$(60)
Residential mortgage backed securities	127	2,533	(33)	177	1,290	(34)	304	3,823	(67)
Commercial mortgage backed securities	100	1,583	(39)	5	43	—	105	1,626	(39)
Asset backed securities	48	524	(9)	27	298	(7)	75	822	(16)
State and municipal obligations	181	374	(14)	3	110	(21)	184	484	(35)
Foreign government bonds and obligations	7	30	(1)	15	23	(6)	22	53	(7)
Common and preferred stocks	—	—	—	3	1	(1)	3	1	(1)
Total	650	$7,496	$(129)	268	$2,142	$(96)	918	$9,638	$(225)

Description of Securities	December 31, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	347	$5,150	$(220)	48	$454	$(76)	395	$5,604	$(296)
Residential mortgage backed securities	123	1,869	(16)	164	1,350	(50)	287	3,219	(66)
Commercial mortgage backed securities	58	695	(13)	4	49	(1)	62	744	(14)
Asset backed securities	50	455	(7)	14	254	(4)	64	709	(11)
State and municipal obligations	31	100	(1)	5	110	(27)	36	210	(28)
Foreign government bonds and obligations	9	39	(2)	15	27	(9)	24	66	(11)
Total	618	$8,308	$(259)	250	$2,244	$(167)	868	$10,552	$(426)
As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a tightening of corporate bond credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss)(“OCI”):

	December 31,
	2016	2015	2014
	(in millions)
Beginning balance	$85	$98	$147
Credit losses for which an other-than-temporary impairment was not previously recognized	1	—	—
Credit losses for which an other-than-temporary impairment was previously recognized	1	2	1
Reductions for securities sold during the period (realized)	(18)	(15)	(50)
Ending balance	$69	$85	$98

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Gross realized gains	$37	$33	$53
Gross realized losses	(13)	(19)	(8)
Other-than-temporary impairments	(2)	(8)	(6)
Total	$22	$6	$39
Other-than-temporary impairments for the year ended December 31, 2016 primarily related to credit losses on asset backed securities. Other-than-temporary impairments for the years ended December 31, 2015 and 2014 primarily related to credit losses on corporate debt securities and non-agency residential mortgage backed securities.
See Note 18 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity at December 31, 2016 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,200	$1,210
Due after one year through five years	7,264	7,587
Due after five years through 10 years	4,817	4,917
Due after 10 years	4,403	5,149
	17,684	18,863
Residential mortgage backed securities	6,899	6,918
Commercial mortgage backed securities	3,347	3,367
Asset backed securities	1,532	1,549
Common stocks	10	22
Total	$29,472	$30,719
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
Allowance for Loan Losses
The following table presents a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2016	2015	2014
	(in millions)
Beginning balance	$32	$35	$37
Charge-offs	(5)	(4)	(4)
Recoveries	—	—	1
Provisions	2	1	1
Ending balance	$29	$32	$35

Individually evaluated for impairment	$2	$4	$9
Collectively evaluated for impairment	27	28	26

The recorded investment in financing receivables by impairment method was as follows:

	December 31,
	2016	2015
	(in millions)
Individually evaluated for impairment	$12	$34
Collectively evaluated for impairment	3,480	3,910
Total	$3,492	$3,944
As of December 31, 2016 and 2015, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $7 million and $21 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the years ended December 31, 2016, 2015 and 2014, the Company purchased $92 million, $162 million and $227 million, respectively, and sold $271 million, $16 million and $13 million, respectively, of loans. Loans sold during the year ended December 31, 2016 consisted of consumer loans. See below for additional discussion on the sale of these loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $2 million and $10 million as of December 31, 2016 and 2015, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil and 1% of total commercial mortgage loans at December 31, 2016 and 2015, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2016	2015	2016	2015
	(in millions)
East North Central	$198	$211	7%	8%
East South Central	88	74	3	3
Middle Atlantic	203	210	8	8
Mountain	240	248	9	9
New England	91	123	3	4
Pacific	746	741	28	27
South Atlantic	783	782	29	28
West North Central	222	229	8	8
West South Central	131	137	5	5
	2,702	2,755	100%	100%
Less: allowance for loan losses	21	21
Total	$2,681	$2,734

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2016	2015	2016	2015
	(in millions)
Apartments	$504	$504	19%	18%
Hotel	42	35	1	1
Industrial	446	459	17	17
Mixed use	49	35	2	1
Office	489	541	18	20
Retail	950	984	35	36
Other	222	197	8	7
	2,702	2,755	100%	100%
Less: allowance for loan losses	21	21
Total	$2,681	$2,734
Syndicated Loans
The recorded investment in syndicated loans at December 31, 2016 and 2015 was $482 million and $553 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2016 and 2015 were $1 million and $6 million, respectively.
Consumer Loans
The recorded investment in consumer loans at December 31, 2016 and 2015 was $308 million and $636 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as LTV and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of December 31, 2016 and 2015, approximately 2% and 4%, respectively, of consumer loans had FICO scores below 640. At December 31, 2016 and 2015, approximately nil and 2%, respectively, of the Company’s consumer loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for consumer loans is in California representing 52% and 37% of the portfolio as of December 31, 2016 and 2015, respectively, and in Colorado and Washington representing 18% and 13%, respectively, of the portfolio as of December 31, 2016. No other state represents more than 10% of the total consumer loan portfolio.
On March 30, 2016, the Company sold $271 million of its consumer loans to a third party. The Company received cash proceeds of $260 million and recognized a loss of $11 million.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of December 31, 2016, 2015 and 2014. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2016, 2015 and 2014. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
7. Reinsurance
The Company reinsures a portion of the insurance risks associated with its traditional life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.
The Company generally reinsures 90% of the death benefit liability for new term life insurance policies beginning in 2001 and new individual UL and VUL insurance policies beginning in 2002. Policies issued prior to these dates are not subject to these same reinsurance levels.
However, for IUL policies issued after September 1, 2013 and VUL policies issued after January 1, 2014, the Company generally reinsures 50% of the death benefit liability. Similarly, the Company reinsures 50% of the death benefit and morbidity liabilities related to its universal life product with long term care benefits.
The maximum amount of life insurance risk the Company will retain is $10 million on a single life and $10 million on any flexible premium survivorship life policy; however, reinsurance agreements are in place such that retaining more than $1.5 million of insurance risk on a single life or a flexible premium survivorship life policy is very unusual. Risk on UL and VUL policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.
For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only.
Generally, the Company retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in most states starting in 2007 and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. The Company retains all risk for new claims on DI contracts sold on other policy forms introduced prior to 2007. The Company also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.
At December 31, 2016 and 2015, traditional life and UL insurance in force aggregated $196.5 billion and $196.3 billion, respectively, of which $142.4 billion and $144.2 billion, respectively, were reinsured at the respective year ends. Life insurance in force is reported on a statutory basis.
The effect of reinsurance on premiums for the Company’s traditional long-duration contracts was as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Direct premiums	$642	$629	$645
Reinsurance ceded	(225)	(223)	(222)
Net premiums	$417	$406	$423
Cost of insurance and administrative charges for non-traditional long-duration products are reflected in other revenues and were net of reinsurance ceded of $110 million, $107 million and $94 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company also reinsures a portion of the risks associated with its personal auto, home and umbrella insurance products through three types of reinsurance agreements with unaffiliated reinsurance companies. For 2016, the Company purchased auto and home reinsurance with a limit of $5 million per loss and the Company retained $750,000 per loss. For 2016, the Company’s catastrophe reinsurance had a limit of $180 million per event and the Company retained $20 million per event. For 2016, the Company ceded 80% of every personal umbrella loss with a limit of $5 million per loss.
The effect of reinsurance on premiums for the Company’s short-duration contracts was as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Written premiums
Direct	$1,085	$1,093	$1,025
Ceded	(20)	(19)	(17)
Total net written premiums	$1,065	$1,074	$1,008
Earned premiums
Direct	$1,094	$1,068	$979
Ceded	(20)	(19)	(17)
Total net earned premiums	$1,074	$1,049	$962
Reinsurance recovered on all contracts was $323 million, $295 million and $260 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Receivables included $2.7 billion and $2.5 billion of reinsurance recoverables as of December 31, 2016 and 2015, respectively, including $2.0 billion and $1.9 billion related to LTC risk ceded to Genworth, respectively. Included in policyholder account balances, future policy benefits and claims is $529 million and $551 million related to previously assumed reinsurance arrangements as of December 31, 2016 and 2015, respectively.

8. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There were no impairments for the years ended December 31, 2016, 2015 and 2014.
The changes in the carrying amount of goodwill reported in the Company’s main operating segments were as follows:

	Advice & Wealth Management	Asset Management		Annuities	Protection	Consolidated
	(in millions)
Balance at January 1, 2015	$252	$811		$46	$45	$1,154
Foreign currency translation	—	(15)		—	—	(15)
Purchase price adjustments	—	(2)		—	—	(2)
Balance at December 31, 2015	252	794		46	45	1,137
Acquisitions	—	19	(1)	—	—	19
Foreign currency translation	—	(51)		—	—	(51)
Purchase price adjustments	—	(1)		—	—	(1)
Balance at December 31, 2016	$252	$761		$46	$45	$1,104
(1) Relates to the Company’s acquisition of Emerging Global Advisors, LLC (“EGA”).
As of December 31, 2016 and 2015, the carrying amount of indefinite-lived intangible assets included $645 million and $644 million, respectively, of investment management contracts. As of both December 31, 2016 and 2015, the carrying amount of indefinite-lived intangible assets included $67 million of trade names. Indefinite-lived intangible assets acquired during the year ended December 31, 2016 were $5 million and related to the EGA acquisition.
Definite-lived intangible assets consisted of the following:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$144	$(112)	$32	$149	$(106)	$43
Contracts	213	(177)	36	233	(189)	44
Other	141	(101)	40	149	(103)	46
Total	$498	$(390)	$108	$531	$(398)	$133
Definite-lived intangible assets acquired during the year ended December 31, 2016 were $10 million with a weighted average amortization period of 5 years. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2016, 2015 and 2014 was $28 million, $33 million and $40 million, respectively. In 2016, 2015 and 2014, the Company did not record any impairment charges on definite-lived intangible assets.
Estimated intangible amortization expense as of December 31, 2016 for the next five years is as follows:

(in millions)
2017	$24
2018	22
2019	20
2020	14
2021	12

9.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact of unlocking for the year ended December 31, 2016 primarily reflected continued low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company’s review of its closed LTC business resulted in loss recognition due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The impact of unlocking for the year ended December 31, 2015 primarily reflected the difference between the Company’s previously assumed interest rates versus the low interest rate environment partially offset by improved persistency. The impact of unlocking for the year ended December 31, 2014 primarily reflected lower than previously assumed interest rates partially offset by improved persistency and mortality experience and a benefit from updating the Company’s variable annuity living benefit withdrawal utilization assumption.
The balances of and changes in DAC were as follows:

	2016		2015	2014
	(in millions)
Balance at January 1(1)	$2,730		$2,613	$2,668
Capitalization of acquisition costs	360	(2)	361	336
Amortization, excluding the impact of valuation assumptions review	(334)		(348)	(360)
Amortization, impact of valuation assumptions review	(81)	(3)	(6)	(7)
Impact of change in net unrealized securities (gains) losses	(27)		110	(24)
Balance at December 31(1)	$2,648		$2,730	$2,613
(1) Prior period DAC balances have been restated for the correction of the commission expense accrual for certain insurance and annuity products. See Note 1 for more information.
(2) Includes a $27 million benefit for the release of the deferred reinsurance liability in connection with the loss recognition on LTC business. The benefit was reported in Distribution expenses on the Consolidated Statements of Operations.
(3) Includes a $58 million expense related to the loss recognition on LTC business.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2016	2015	2014
	(in millions)
Balance at January 1	$335	$362	$409
Capitalization of sales inducement costs	5	4	5
Amortization, excluding the impact of valuation assumptions review	(42)	(52)	(51)
Amortization, impact of valuation assumptions review	4	1	(2)
Impact of change in net unrealized securities losses	—	20	1
Balance at December 31	$302	$335	$362

10.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2016		2015
	(in millions)
Policyholder account balances
Fixed annuities	$10,565		$11,239
Variable annuity fixed sub-accounts	5,211		4,912
VUL/UL insurance	3,007		2,897
IUL insurance	1,054		808
Other life insurance	758		794
Total policyholder account balances	20,595		20,650

Future policy benefits
Variable annuity GMWB	1,017		1,057
Variable annuity GMAB	(24)	(1)	—
Other annuity liabilities	64		31
Fixed annuities life contingent liabilities	1,497		1,501
EIA(2)	25		27
Life, DI and LTC insurance	5,556		5,112
VUL/UL and other life insurance additional liabilities	588		452
Total future policy benefits	8,723		8,180
Policy claims and other policyholders’ funds	884		869
Total policyholder account balances, future policy benefits and claims	$30,202		$29,699
 (1) Includes the fair value of GMAB embedded derivatives that was a net asset at December 31, 2016 reported as a contra liability.
(2) Includes approximately $23 million and $25 million of policyholder account balances as of December 31, 2016 and 2015, respectively.
Fixed Annuities
Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.71% to 9.38% at December 31, 2016, depending on year of issue, with an average rate of approximately 4.37%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
The Company’s EIA product is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500® Index. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity contracts in fixed rate securities and hedges the equity risk with derivative instruments. See Note 16 for additional information regarding the Company’s derivative instruments used to hedge the risk related to EIA. In 2007, the Company discontinued new sales of EIA.
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

IUL is a universal life policy that includes an equity indexed account. The rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative at fair value. The Company currently hedges the interest rate risk related to the equity indexed account with derivative instruments. See Note 16 for additional information regarding the Company's derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as disability products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.
The liability for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies is based on the net level premium and includes the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 3% to 10% at December 31, 2016. Anticipated interest rates for DI policies ranged from 3% to 7.5% at December 31, 2016 and for LTC policies ranged from 5.9% to 6.5% at December 31, 2016.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.75% and 6.25% for DI and LTC claims, respectively, at December 31, 2016.
The balance of insurance liabilities related to unpaid reported and unreported claims and claim adjustment expenses for auto and home was $683 million and $640 million as of December 31, 2016 and 2015, respectively. The balance of insurance liabilities related to unpaid reported claims and claim adjustment expenses for life, DI and LTC policies was $1.2 billion and $1.1 billion as of December 31, 2016 and 2015, respectively.
The change in the liability for prior year incurred unpaid reported and unreported claims and claim adjustment expenses related to auto and home, life, DI and LTC policies was a decrease of $24 million, a decrease of $2 million and an increase of $9 million for the years 2016, 2015 and 2014, respectively.

•
In 2016, there was a $6 million decrease primarily reflecting favorable closed claim trends of DI and LTC policies and a decrease of $18 million related to favorable prior year reserve development for auto and home business of $20 million partially offset by unfavorable prior year catastrophe reserve development of $2 million.

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

Portions of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the policy. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the policy. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2016	2015
	(in millions)
Variable annuity	$69,606	$69,333
VUL insurance	6,659	6,637
Other insurance	33	34
Threadneedle investment liabilities	3,912	4,345
Total	$80,210	$80,349

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type(1)	December 31, 2016				December 31, 2015
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$56,143	$54,145	$208	65	$54,716	$52,871	$297	65
Five/six-year reset	8,878	6,170	22	66	9,307	6,731	78	65
One-year ratchet	6,426	6,050	110	68	6,747	6,379	266	67
Five-year ratchet	1,542	1,483	7	64	1,613	1,556	20	63
Other	965	942	86	71	887	869	82	71
Total — GMDB	$73,954	$68,790	$433	65	$73,270	$68,406	$743	65

GGU death benefit	$1,047	$996	$108	68	$1,056	$1,004	$113	67

GMIB	$245	$227	$13	68	$270	$251	$17	68

GMWB:
GMWB	$2,650	$2,642	$2	70	$3,118	$3,109	$2	69
GMWB for life	39,436	39,282	495	66	37,301	37,179	330	66
Total — GMWB	$42,086	$41,924	$497	66	$40,419	$40,288	$332	66

GMAB	$3,484	$3,476	$21	59	$4,018	$4,006	$31	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2016		December 31, 2015
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,376	64	$6,601	63
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	9	1	1,076	21	75
Paid claims	(4)	—	—	—	(18)
Balance at December 31, 2014	9	7	693	(41)	263
Incurred claims	10	1	364	41	92
Paid claims	(5)	—	—	—	(23)
Balance at December 31, 2015	14	8	1,057	—	332
Incurred claims	11	1	(40)	(23)	127
Paid claims	(9)	(1)	—	(1)	(25)
Balance at December 31, 2016	$16	$8	$1,017	$(24)	$434
(1) The incurred claims for GMWB and GMAB represent the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2016	2015
	(in millions)
Mutual funds:
Equity	$40,622	$39,806
Bond	23,142	23,700
Other	5,326	5,241
Total mutual funds	$69,090	$68,747
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2016, 2015 and 2014.
12. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2016	2015
	(in millions)
Fixed rate certificates	$5,353	$4,260
Stock market certificates	547	553
Stock market embedded derivative	8	4
Other	27	18
Less: accrued interest classified in other liabilities	(11)	(3)
Total investment certificate reserves	5,924	4,832
Brokerage deposits	4,112	3,802
Total	$10,036	$8,634
Investment Certificates
The Company offers fixed rate investment certificates primarily in amounts ranging from $1,000 to $2 million with interest crediting rate terms ranging from 3 to 48 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate owners are entitled to receive, at maturity, a definite sum of money. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves generally accumulate interest at specified percentage rates. Reserves are maintained for advance payments made by certificate owners, accrued interest thereon and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities.
Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full term and purchasers may participate in increases in the stock market based on the S&P 500® Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 1.0% to 8.5%, depending on the term length. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 16 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company’s stock market certificates.
Brokerage Deposits
Brokerage deposits are amounts payable to brokerage customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company pays interest on certain customer credit balances and the interest is included in banking and deposit interest expense.
13. Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	December 31,		December 31,
	2016	2015	2016	2015
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	—	2.9	—
Junior subordinated notes due 2066	—	245	—	7.5
Capitalized lease obligations	49	60
Other (1)	18	37
Total long-term debt	2,917	2,692

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150	150	0.8	0.5
Repurchase agreements	50	50	0.9	0.5
Total short-term borrowings	200	200
Total	$3,117	$2,892
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
In the first quarter of 2016, the Company extinguished $16 million of its junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million. In the second quarter of 2016, the Company redeemed the remaining $229 million of its junior subordinated notes due 2066 at a redemption price equal to 100% of the principal balance of the notes plus accrued and compounded interest.
In 2015, the Company extinguished $49 million of its junior subordinated notes due 2066 in open market transactions and recognized a gain of less than $1 million. In November 2015, the Company used cash on hand to fund the repayment of $350 million of its senior notes due 2015.

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
The Company’s senior notes due 2019, 2020, 2023, 2024 and 2026 may be redeemed, in whole or in part, at any time prior to maturity at a price equal to the greater of the principal amount and the present value of remaining scheduled payments, discounted to the redemption date, plus accrued and unpaid interest.
At December 31, 2016, future maturities of Ameriprise Financial long-term debt were as follows:

(in millions)
2017	$12
2018	13
2019	313
2020	761
2021	—
Thereafter	1,800
Total future maturities	$2,899
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of December 31, 2016 and 2015, the Company has pledged $33 million and $30 million, respectively, of agency residential mortgage backed securities and $19 million and $22 million, respectively, of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than three months as of December 31, 2016 and less than one month as of December 31, 2015. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $771 million and $290 million at December 31, 2016 and 2015, respectively. The remaining maturity of outstanding FHLB advances was less than four months as of December 31, 2016 and less than three months as of December 31, 2015. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company has an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility at both December 31, 2016 and 2015 and outstanding letters of credit issued against this facility were $1 million as of December 31, 2016. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants at both December 31, 2016 and 2015.
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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$30	$1,796	$—	$1,826
Available-for-Sale securities:
Corporate debt securities	—	14,925	1,311	16,236
Residential mortgage backed securities	—	6,650	268	6,918
Commercial mortgage backed securities	—	3,367	—	3,367
Asset backed securities	—	1,481	68	1,549
State and municipal obligations	—	2,358	—	2,358
U.S. government and agencies obligations	8	—	—	8
Foreign government bonds and obligations	—	261	—	261
Common stocks	8	8	1	17
Common stocks at NAV				5	(1)
Total Available-for-Sale securities	16	29,050	1,648	30,719
Trading securities	9	16	—	25
Separate account assets at NAV				80,210	(1)
Investments segregated for regulatory purposes	425	—	—	425
Other assets:
Interest rate derivative contracts	—	1,775	—	1,775
Equity derivative contracts	42	1,526	—	1,568
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	13	80	—	93
Other derivative contracts	1	8	—	9
Total other assets	56	3,390	—	3,446
Total assets at fair value	$536	$34,252	$1,648	$116,651

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	464	464
GMWB and GMAB embedded derivatives	—	—	614	614	(2)
Total policyholder account balances, future policy benefits and claims	—	5	1,078	1,083	(3)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	2	977	—	979
Equity derivative contracts	3	2,024	—	2,027
Foreign exchange derivative contracts	2	45	—	47
Other derivative contracts	—	118	—	118
Other	3	8	13	24
Total other liabilities	10	3,172	13	3,195
Total liabilities at fair value	$10	$3,185	$1,091	$4,286

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$80	$1,918	$—	$1,998
Available-for-Sale securities:
Corporate debt securities	—	14,923	1,425	16,348
Residential mortgage backed securities	—	5,755	218	5,973
Commercial mortgage backed securities	—	2,453	3	2,456
Asset backed securities	—	1,134	162	1,296
State and municipal obligations	—	2,290	—	2,290
U.S. government and agencies obligations	33	35	—	68
Foreign government bonds and obligations	—	224	—	224
Common stocks	5	8	—	13
Common stocks at NAV				5	(1)
Total Available-for-Sale securities	38	26,822	1,808	28,673
Trading securities	6	18	—	24
Separate account assets at NAV				80,349	(1)
Investments segregated for regulatory purposes	401	—	—	401
Other assets:
Interest rate derivative contracts	—	1,940	—	1,940
Equity derivative contracts	92	1,495	—	1,587
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	2	54	—	56
Other derivative contracts	—	2	—	2
Total other assets	94	3,493	—	3,587
Total assets at fair value	$619	$32,251	$1,808	$115,032

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	364	364
GMWB and GMAB embedded derivatives	—	—	851	851	(4)
Total policyholder account balances, future policy benefits and claims	—	5	1,215	1,220	(5)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	—	969	—	969
Equity derivative contracts	47	1,946	—	1,993
Foreign exchange derivative contracts	2	16	—	18
Other derivative contracts	—	96	—	96
Other	1	12	—	13
Total other liabilities	50	3,039	—	3,089
Total liabilities at fair value	$50	$3,048	$1,215	$4,313

(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 3 for further information.
(2) The fair value of the GMWB and GMAB embedded derivatives included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position at December 31, 2016.
(3) The Company’s adjustment for nonperformance risk resulted in a $498 million cumulative decrease to the embedded derivatives at December 31, 2016.

(4) The fair value of the GMWB and GMAB embedded derivatives included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position at December 31, 2015.
(5) The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives at December 31, 2015.
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities							Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2016	$1,425	$218	$3	$162	$—	$1,808		$—
Cumulative effect of change in accounting policies	—	—	—	21	—	21		—
Total gains (losses) included in:
Net income	(1)	1	—	(1)	—	(1)	(1)	(2)	(3)
Other comprehensive income	—	(1)	—	(4)	—	(5)		—
Purchases	54	209	42	58	—	363		2
Settlements	(168)	(67)	(3)	(2)	—	(240)		—
Transfers into Level 3	1	—	—	12	1	14		—
Transfers out of Level 3	—	(92)	(42)	(178)	—	(312)		—
Balance, December 31, 2016	$1,311	$268	$—	$68	$1	$1,648		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2016	$1	$1	$—	$(1)	$—	$1	(1)	$(2)	(3)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215	$—
Total (gains) losses included in:
Net income	13	(2)	(511)	(3)	(498)	—
Issues	115		295		410	13
Settlements	(28)		(21)		(49)	—
Balance, December 31, 2016	$464		$614		$1,078	$13

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2016	$13	(2)	$(448)	(3)	$(435)	$—

	Available-for-Sale Securities							Trading Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2015	$1,518	$206	$91	$169	$2	$1,986		$1
Total gains (losses) included in:
Net income	(2)	—	—	1	—	(1)	(1)	(1)	(1)
Other comprehensive loss	(21)	(2)	—	(2)	—	(25)		—
Purchases	189	334	41	72	—	636		—
Settlements	(248)	(55)	(7)	(22)	—	(332)		—
Transfers into Level 3	—	—	6	14	—	20		—
Transfers out of Level 3	(11)	(265)	(128)	(70)	(2)	(476)		—
Balance, December 31, 2015	$1,425	$218	$3	$162	$—	$1,808		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2015	$(2)	$—	$—	$1	$—	$(1)	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	27	(2)	105	(3)	132
Issues	114		271		385
Settlements	(19)		(4)		(23)
Balance, December 31, 2015	$364		$851		$1,215

Changes in unrealized losses relating to liabilities held at December 31, 2015	$27	(2)	$127	(3)	$154

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, January 1, 2014	$1,640	$187	$30	$260	$—	$2,117		$2
Total gains (losses) included in:
Net income	(1)	(1)	1	1	—	—	(1)	—
Other comprehensive income	(2)	—	(2)	2	—	(2)		—
Purchases	213	399	59	32	1	704		1
Sales	(18)	—	—	—	—	(18)		(2)
Settlements	(306)	(24)	(1)	(11)	—	(342)		—
Transfers into Level 3	—	—	78	—	2	80		—
Transfers out of Level 3	(8)	(355)	(74)	(115)	(1)	(553)		—
Balance, December 31, 2014	$1,518	$206	$91	$169	$2	$1,986		$1

Changes in unrealized gains (losses) relating to assets held at December 31, 2014	$(1)	$—	$1	$1	$—	1	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	40	(2)	811	(3)	851
Issues	90		254		344
Settlements	(13)		(11)		(24)
Balance, December 31, 2014	$242		$479		$721

Changes in unrealized losses relating to liabilities held at December 31, 2014	$40	(2)	$811	(3)	$851
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $98 million, $74 million and $124 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2016, 2015 and 2014, respectively.
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

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,308	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	2.5%	1.3%
Asset backed securities	$14	Discounted cash flow	Annual short-term default rate	4.8%
			Annual long-term default rate	2.5%
			Discount rate	13.5%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	62.8%
IUL embedded derivatives	$464	Discounted cash flow	Nonperformance risk(1)	82 bps
GMWB and GMAB embedded derivatives	$614	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%	–	75.6%
			Surrender rate	0.1%	–	66.4%
			Market volatility(3)	5.3%	–	21.2%
			Nonperformance risk(1)	82 bps
Contingent consideration liability	$13	Discounted cash flow	Discount rate	9.0%

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,411	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	–	3.8%	1.6%
IUL embedded derivatives	$364	Discounted cash flow	Nonperformance risk(1)	68 bps
GMWB and GMAB embedded derivatives	$851	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%	–	75.6%
			Surrender rate	0.0%	–	59.1%
			Market volatility(3)	5.4%	–	21.5%
			Nonperformance risk(1)	68 bps
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
Significant increases (decreases) in the discount rate used in the fair value measurement of the contingent consideration liability in isolation would result in a significantly lower (higher) fair value measurement.
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

The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge program. See Note 16 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2016 and 2015. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 16 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2016 and 2015. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.
Securities sold but not yet purchased include highly liquid investments which are short-term in nature. Securities sold but not yet purchased are measured using amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization and are classified as Level 2.
In 2016, the Company recorded a contingent consideration liability for an earn-out related to the Company’s acquisition of EGA. The earn-out is based on the net revenues generated by net flows of assets under management and may be paid over a three year period beginning on the third anniversary of the acquisition date. The contingent consideration liability is recorded at fair value using a discounted cash flow model under multiple scenarios and includes an unobservable input. Given the use of an unobservable input, the fair value of the contingent consideration liability is classified as Level 3 within the fair value hierarchy.
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,986	$—	$—	$2,972	$2,972
Policy and certificate loans	831	—	1	807	808
Receivables	1,396	127	1,270	3	1,400
Restricted and segregated cash	2,905	2,905	—	—	2,905
Other investments and assets	508	—	449	61	510

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,906	$—	$—	$11,417	$11,417
Investment certificate reserves	5,927	—	—	5,914	5,914
Brokerage customer deposits	4,112	4,112	—	—	4,112
Separate account liabilities at NAV	4,253				4,253	(1)
Debt and other liabilities	3,371	146	3,176	169	3,491

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,359	$—	$—	$3,372	$3,372
Policy and certificate loans	824	—	1	803	804
Receivables	1,471	148	1,322	3	1,473
Restricted and segregated cash	2,548	2,548	—	—	2,548
Other investments and assets	583	1	510	54	565

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,523	$—	$—	$12,424	$12,424
Investment certificate reserves	4,831	—	—	4,823	4,823
Brokerage customer deposits	3,802	3,802	—	—	3,802
Separate account liabilities at NAV	4,704				4,704	(1)
Debt and other liabilities	3,173	202	2,958	113	3,273
(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 3 for further information.
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
Other Investments and Assets
Other investments and assets primarily consist of syndicated loans. The fair value of syndicated loans is obtained from a third-party pricing service or non-binding broker quotes. Syndicated loans that are priced using a market approach with observable inputs are classified as Level 2 and syndicated loans priced using a single non-binding broker quote are classified as Level 3.
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
Separate Account Liabilities
Certain separate account liabilities are classified as investment contracts and are carried at an amount equal to the related separate account assets. The NAV of the related separate account assets is used as a practical expedient for fair value and represents the exit price for the separate account liabilities. Separate account liabilities are excluded from classification in the fair value hierarchy.
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,920	$—	$2,920	$(2,214)	$(406)	$(235)	$65
OTC cleared	512	—	512	(509)	(3)	—	—
Exchange-traded	14	—	14	(2)	—	—	12
Total derivatives	3,446	—	3,446	(2,725)	(409)	(235)	77
Securities borrowed	127	—	127	(16)	—	(108)	3
Total	$3,573	$—	$3,573	$(2,741)	$(409)	$(343)	$80

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,129	$—	$3,129	$(2,331)	$(391)	$(320)	$87
OTC cleared	418	—	418	(314)	(102)	—	2
Exchange-traded	40	—	40	(3)	—	—	37
Total derivatives	3,587	—	3,587	(2,648)	(493)	(320)	126
Securities borrowed	148	—	148	(30)	—	(115)	3
Total	$3,735	$—	$3,735	$(2,678)	$(493)	$(435)	$129
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,626	$—	$2,626	$(2,214)	$(53)	$(352)	$7
OTC cleared	539	—	539	(509)	(25)	—	5
Exchange-traded	6	—	6	(2)	—	—	4
Total derivatives	3,171	—	3,171	(2,725)	(78)	(352)	16
Securities loaned	146	—	146	(16)	—	(125)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,367	$—	$3,367	$(2,741)	$(78)	$(527)	$21

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,725	$—	$2,725	$(2,331)	$—	$(393)	$1
OTC cleared	345	—	345	(314)	(25)	—	6
Exchange-traded	6	—	6	(3)	(1)	—	2
Total derivatives	3,076	—	3,076	(2,648)	(26)	(393)	9
Securities loaned	203	—	203	(30)	—	(164)	9
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,329	$—	$3,329	$(2,678)	$(26)	$(607)	$18
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. Repurchase agreements are reflected in short-term borrowings. Securities borrowing and lending agreements are reflected in receivables and other liabilities, respectively. See Note 16 for additional disclosures related to the Company’s derivative instruments, Note 13 for additional disclosures related to the Company’s repurchase agreements and Note 4 for information related to derivatives held by consolidated investment entities.
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$40	$—	$675	$58	$—
Foreign exchange contracts	164	12	—	—	—	—
Total qualifying hedges	839	52	—	675	58	—

Derivatives not designated as hedging instruments
Interest rate contracts	71,949	1,735	979	63,798	1,882	969
Equity contracts	60,696	1,568	2,027	70,238	1,587	1,993
Credit contracts	1,039	1	—	600	2	—
Foreign exchange contracts	4,733	81	47	4,408	56	18
Other contracts	3,060	9	118	3,760	2	96
Total non-designated hedges	141,477	3,394	3,171	142,804	3,529	3,076

Embedded derivatives
GMWB and GMAB (4)	N/A	—	614	N/A	—	851
IUL	N/A	—	464	N/A	—	364
EIA	N/A	—	5	N/A	—	5
SMC	N/A	—	8	N/A	—	4
Total embedded derivatives	N/A	—	1,091	N/A	—	1,224
Total derivatives	$142,316	$3,446	$4,262	$143,479	$3,587	$4,300
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.5 billion and $1.6 billion at December 31, 2016 and 2015, respectively. See Note 15 for additional information related to master netting arrangements and cash collateral. See Note 4 for information about derivatives held by consolidated VIEs.

(4)
The fair value of the GMWB and GMAB embedded derivatives at December 31, 2016 included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2015 included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.

See Note 14 for additional information regarding the Company’s fair value measurement of derivative instruments.
At December 31, 2016 and 2015, investment securities with a fair value of $235 million and $323 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $118 million and $193 million, respectively, may be sold, pledged or rehypothecated by the Company. At December 31, 2016 and 2015, the Company had sold, pledged or rehypothecated $19 million and nil, respectively, of these securities. In addition, at December 31, 2016 and 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Year Ended December 31, 2016
Interest rate contracts	$3	$—	$—	$—	$38	$—
Equity contracts	(1)	2	23	20	(836)	6
Credit contracts	—	—	—	—	2	—
Foreign exchange contracts	—	—	(1)	—	—	14
Other contracts	—	—	—	—	(65)	—
GMWB and GMAB embedded derivatives	—	—	—	—	237	—
IUL embedded derivatives	—	—	—	15	—	—
SMC embedded derivatives	—	(2)	—	—	—	—
Total gain (loss)	$2	$—	$22	$35	$(624)	$20

Year Ended December 31, 2015
Interest rate contracts	$(21)	$—	$—	$—	$241	$—
Equity contracts	—	—	1	(10)	(304)	2
Credit contracts	—	—	—	—	(1)	—
Foreign exchange contracts	4	—	(1)	—	13	(2)
Other contracts	1	—	—	—	(27)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(372)	—
IUL embedded derivatives	—	—	—	(8)	—	—
EIA embedded derivatives	—	—	—	1	—	—
Total loss	$(16)	$—	$—	$(17)	$(450)	$—

Year Ended December 31, 2014
Interest rate contracts	$1	$—	$—	$—	$1,122	$—
Equity contracts	(4)	3	13	21	(304)	4
Credit contracts	—	—	—	—	(33)	—
Foreign exchange contracts	2	—	(5)	—	(9)	(1)
Other contracts	—	—	—	—	(12)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(1,054)	—
IUL embedded derivatives	—	—	—	(27)	—	—
EIA embedded derivatives	—	—	—	(2)	—	—
SMC embedded derivatives	—	(3)	—	—	—	—
Total gain (loss)	$(1)	$—	$8	$(8)	$(290)	$3
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

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of December 31, 2016:

	Premiums Payable	Premiums Receivable
	(in millions)
2017	$270	$77
2018	227	130
2019	273	171
2020	195	99
2021	186	107
2022-2027	639	133
Total	$1,790	$717
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of futures, options, interest rate swaptions and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are either interest rate contracts or equity contracts. The Company’s macro hedge derivatives are included in Other contracts in the tables above.
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
The Company enters into futures and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The Company enters into foreign currency forward contracts to economically hedge its exposure to certain foreign transactions. The Company enters into futures contracts to economically hedge its exposure related to compensation plans. In 2015, the Company entered into interest rate swaps to offset interest rate changes on unrealized gains or losses for certain investments.
Cash Flow Hedges
The Company has designated and accounts for the following as cash flow hedges: (i) interest rate swaps to hedge interest rate exposure on debt, (ii) interest rate lock agreements to hedge interest rate exposure on debt issuances and (iii) swaptions used to hedge the risk of increasing interest rates on forecasted fixed premium product sales.
For all years ended December 31, 2016, 2015 and 2014, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were nil, $1 million and $1 million respectively. The estimated net amount of existing pretax losses as of December 31, 2016 that the Company expects to reclassify to earnings within the next twelve months is $4 million, which consists of $1 million of pretax gains to be recorded as a reduction to interest and debt expense and $5 million of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 18 years and relates to forecasted debt interest payments. See Note 18 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.

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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Years Ended December 31,
		2016	2015	2014
		(in millions)
Interest rate contracts	Interest and debt expense	$19	$31	$33
Net Investment Hedges
During the second quarter of 2016, the Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the year ended December 31, 2016, the Company recognized a gain of $34 million in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At December 31, 2016 and 2015, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $254 million and $284 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2016 and 2015 was $246 million and $283 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at December 31, 2016 and 2015 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $8 million and $1 million, respectively.
17. Share-Based Compensation
The Company’s share-based compensation plans consist of the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (the “2005 ICP”), the Ameriprise Financial 2008 Employment Incentive Equity Award Plan (the “2008 Plan”), the Ameriprise Financial Franchise Advisor Deferred Compensation Plan (“Franchise Advisor Deferral Plan”) and the Ameriprise Advisor Group Deferred Compensation Plan (“Advisor Group Deferral Plan”).
The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	December 31,
	2016	2015	2014
	(in millions)
Stock option	$34	$39	$37
Restricted stock	24	22	26
Restricted stock units	76	83	67
Liability awards	4	14	30
Total	$138	$158	$160
For the years ended December 31, 2016, 2015 and 2014, total income tax benefit recognized by the Company related to share-based compensation expense was $48 million, $56 million and $55 million, respectively.

As of December 31, 2016, there was $96 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 2.4 years.
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
The following weighted average assumptions were used for stock option grants:

	2016	2015	2014
Dividend yield	2.3%	2.0%	2.0%
Expected volatility	27%	26%	31%
Risk-free interest rate	1.3%	1.2%	1.5%
Expected life of stock option (years)	5.0	5.0	5.0
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
The weighted average grant date fair value for options granted during 2016, 2015 and 2014 was $17.00, $25.12 and $25.59, respectively.
A summary of the Company’s stock option activity for 2016 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	7.3	$81.11	6.7	$222
Granted	2.0	87.90
Exercised	(0.8)	55.24
Forfeited	(0.3)	98.63
Outstanding at December 31	8.2	84.85	6.7	241
Exercisable at December 31	4.8	72.40	5.4	196
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $37 million, $111 million and $243 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Restricted Stock Awards
Restricted stock awards granted under the 2005 ICP and 2008 Plan generally vest ratably over three to four years or at the end of five years. Vesting of restricted stock awards may be accelerated based on age and length of service. Compensation expense for restricted stock awards is based on the market price of Ameriprise Financial common stock on the date of grant and is amortized on a straight-

line basis over the vesting period. Quarterly dividends are paid on restricted stock, as declared by the Company’s Board of Directors, during the vesting period and are not subject to forfeiture.
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
The Franchise Advisor Deferral Plan allows for the grant of share-based awards of up to 12.5 million shares of common stock. The number of units awarded is based on the performance measures, deferral percentage and the market value of Ameriprise Financial common stock on the deferral date as defined by the plan. Share-based awards made during 2011 and later are fully vested and are not subject to forfeitures. Share-based awards made prior to 2011 generally vest ratably over four years, beginning on January 1 of the year following the plan year in which the award was made. In addition to the voluntary deferral, certain advisors are eligible for the Franchise Advisor Top Performer Stock Award or the Franchise Consultant Growth Bonus. The Franchise Advisor Top Performer Stock Award allows eligible advisors to earn additional deferred stock awards on commissions over a specified threshold. The awards vest ratably over four years. The Franchise Consultant Growth Bonus allows eligible advisors who coach other advisors the ability to earn a bonus based on the success of the advisors they coach, which can be deferred into the plan. The awards vest ratably over three years. The Franchise Advisor Deferral Plan allows for accelerated vesting of the share-based awards based on age and years as an advisor. Commission expense is recognized on a straight-line basis over the vesting period. However, as franchise advisors are not employees of the Company, the expense is adjusted each period based on the stock price of the Company’s common stock up to the vesting date. Share units receive dividend equivalents, as dividends are declared by the Company’s Board of Directors, until distribution and are subject to forfeiture until vested.
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

Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation deferrals into stock and deferred share units for 2016 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	1.3	$103.01
Granted	0.9	89.07
Deferred	0.3	96.22
Vested	(1.1)	94.15
Forfeited	(0.1)	101.96
Non-vested shares at December 31	1.3	99.37
The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2016, 2015 and 2014 was $103 million, $133 million and $259 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2016, 2015 and 2014 was $88.61, $128.43 and $109.60, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2016, 2015 and 2014 was $94.55, $123.88 and $114.69, respectively.
Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the target, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise common stock. The total amount of target PSUs outstanding at the end of December 31, 2016, 2015 and 2014 was 0.2 million. The PSUs are liability awards. During the years ended December 31, 2016, 2015 and 2014, the value of shares settled for PSU awards was $15 million, $27 million and $20 million, respectively.
Threadneedle Equity Incentive Plan (“EIP”)
Prior to 2012, certain key Threadneedle employees were eligible for awards under the EIP based on a formula tied to Threadneedle’s financial performance. Awards under the EIP were first made in April 2009; prior awards were made under the equity participation plan (“EPP”). The EPP and EIP awards were fully amortized as of December 31, 2015. During the years ended December 31, 2016, 2015 and 2014, cash settlements of EPP and EIP awards were $2 million, $28 million and $28 million, respectively.

18.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$339	$(121)	$218
Reclassification of net securities gains included in net income (2)	(22)	8	(14)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(242)	85	(157)
Net unrealized securities gains	75	(28)	47
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	6	(2)	4
Net unrealized derivatives gains	6	(2)	4
Defined benefit plans:
Net loss arising during the period	(45)	11	(34)
Defined benefit plans	(45)	11	(34)
Foreign currency translation	(117)	41	(76)
Other comprehensive income attributable to Ameriprise Financial	(81)	22	(59)
Other comprehensive loss attributable to noncontrolling interests	—	—	—
Total other comprehensive income	$(81)	$22	$(59)

	Year Ended December 31, 2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities losses:
Net unrealized securities losses arising during the period (1)	$(1,027)	$359	$(668)
Reclassification of net securities gains included in net income (2)	(6)	2	(4)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	480	(168)	312
Net unrealized securities losses	(553)	193	(360)
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	1	—	1
Net unrealized derivatives gains	1	—	1
Defined benefit plans:
Prior service credit	(2)	—	(2)
Net loss arising during the period	(24)	6	(18)
Defined benefit plans	(26)	6	(20)
Foreign currency translation	(46)	16	(30)
Other comprehensive loss attributable to Ameriprise Financial	(624)	215	(409)
Other comprehensive loss attributable to noncontrolling interests	(60)	—	(60)
Total other comprehensive loss	$(684)	$215	$(469)

	Year Ended December 31, 2014
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$529	$(184)	$345
Reclassification of net securities gains included in net income (2)	(39)	14	(25)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(290)	101	(189)
Net unrealized securities gains	200	(69)	131
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	1	—	1
Net unrealized derivatives gains	1	—	1
Defined benefit plans:
Prior service credit	(1)	—	(1)
Net loss arising during the period	(37)	13	(24)
Defined benefit plans	(38)	13	(25)
Foreign currency translation	(62)	22	(40)
Other comprehensive income attributable to Ameriprise Financial	101	(34)	67
Other comprehensive loss attributable to noncontrolling interests	(63)	—	(63)
Total other comprehensive income	$38	$(34)	$4
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes a $1 million, $4 million and $4 million pretax gain reclassified to interest and debt expenses and a $6 million, $5 million and $5 million pretax loss reclassified to net investment income for the years ended December 31, 2016, 2015 and 2014, respectively.
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

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Losses	Defined Benefit Plans	Foreign Currency Translation	Total
	(in millions)
Balance, January 1, 2014	$655		$(1)	$(46)	$(13)	$595
OCI before reclassifications	156		—	(30)	(40)	86
Amounts reclassified from AOCI	(25)		1	5	—	(19)
OCI attributable to Ameriprise Financial	131		1	(25)	(40)	67
Balance, December 31, 2014	786	(1)	—	(71)	(53)	662
OCI before reclassifications	(356)		—	(25)	(30)	(411)
Amounts reclassified from AOCI	(4)		1	5	—	2
OCI attributable to Ameriprise Financial	(360)		1	(20)	(30)	(409)
Balance, December 31, 2015	426	(1)	1	(91)	(83)	253
Cumulative effect of change in accounting policies	6		—	—	—	6
OCI before reclassifications	61		—	(39)	(76)	(54)
Amounts reclassified from AOCI	(14)		4	5	—	(5)
OCI attributable to Ameriprise Financial	47		4	(34)	(76)	(59)
Balance, December 31, 2016	$479	(1)	$5	$(125)	$(159)	$200
(1) Includes $4 million, $4 million and $5 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at December 31, 2016, 2015 and 2014, respectively.
For the years ended December 31, 2016, 2015 and 2014, the Company repurchased a total of 17.6 million shares, 13.9 million shares and 11.8 million shares, respectively, of its common stock for an aggregate cost of $1.7 billion, $1.7 billion and $1.4 billion, respectively. In April 2014, the Company's Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through April 28, 2016, which was exhausted in 2016. In December 2015, the Company’s Board of Directors authorized additional expenditures of up to $2.5 billion worth of the Company’s common stock through December 31, 2017. As of December 31, 2016, the Company had $929 million remaining under its share repurchase authorizations.
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
For the years ended December 31, 2016, 2015 and 2014, the Company reacquired 0.3 million shares, 0.4 million shares and 0.8 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $29 million, $49 million and $92 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the years ended December 31, 2016, 2015 and 2014, the Company reacquired 0.5 million shares, 0.7 million shares and 2.1 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $48 million, $92 million and $252 million, respectively.
For the years ended December 31, 2016, 2015 and 2014, respectively, the Company reissued 0.9 million, 1.0 million and 1.6 million treasury shares, respectively, for restricted stock award grants, PSUs, and issuance of shares vested under advisor deferred compensation plans.

19.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders
The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions, except per share amounts)
Numerator:
Income from continuing operations	$1,314	$1,687	$2,002
Less: Net income attributable to noncontrolling interests	—	125	381
Income from continuing operations attributable to Ameriprise Financial	1,314	1,562	1,621
Loss from discontinued operations, net of tax	—	—	(2)
Net income attributable to Ameriprise Financial	$1,314	$1,562	$1,619

Denominator:
Basic: Weighted-average common shares outstanding	166.3	181.7	191.6
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.9	2.5	3.4
Diluted: Weighted-average common shares outstanding	168.2	184.2	195.0

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic:
Income from continuing operations	$7.90	$8.60	$8.46
Loss from discontinued operations	—	—	(0.01)
Net income	$7.90	$8.60	$8.45
Diluted:
Income from continuing operations	$7.81	$8.48	$8.31
Loss from discontinued operations	—	—	(0.01)
Net income	$7.81	$8.48	$8.30
The calculation of diluted earnings per share excludes the incremental effect of 1.5 million, 1.7 million and 0.1 million options as of December 31, 2016, 2015 and 2014, respectively, due to their anti-dilutive effect.
20. Regulatory Requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s subsidiaries. At December 31, 2016, the aggregate amount of unrestricted net assets was approximately $1.4 billion.
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
State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned surplus aggregated $275 million and $954 million as of December 31, 2016 and 2015, respectively.
In addition, dividends or distributions, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $3.0 billion and $3.7 billion at December 31, 2016 and 2015, respectively. Statutory capital and surplus for IDS Property Casualty was $800 million and $684 million at December 31, 2016 and 2015, respectively.
Statutory net gain from operations and net income (loss) are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
RiverSource Life
Statutory net gain from operations(1)	$834	$1,033	$1,412
Statutory net income(1)	322	633	1,154
IDS Property Casualty
Statutory net income (loss)	(8)	(44)	(25)
(1) Statutory net gain (loss) from operations and statutory net income (loss) are significantly impacted by changes in reserves for variable annuity guaranteed benefits, however, these impacts are substantially offset by unrealized gains (losses) on derivatives which are not included in statutory income but are recorded directly to surplus.
Government debt securities of $4 million and $5 million at December 31, 2016 and 2015, respectively, held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $5.9 billion and $4.8 billion at December 31, 2016 and 2015, respectively. ACC had qualified assets of $6.3 billion and $5.1 billion at December 31, 2016 and 2015, respectively.
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2016 and 2015, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
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

21.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Current income tax
Federal	$245	$509	$248
State and local	44	36	33
Foreign	23	41	36
Total current income tax	312	586	317

Deferred income tax
Federal	(36)	(124)	202
State and local	3	(4)	30
Foreign	(1)	(3)	(4)
Total deferred income tax	(34)	(131)	228
Total income tax provision	$278	$455	$545
The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
United States	$1,412	$1,710	$1,858
Foreign	180	432	689
Total	$1,592	$2,142	$2,547
In December 2014, the Company received Internal Revenue Service (“IRS”) approval for a change in accounting method related to variable annuity hedging. Accordingly, the Company began using the approved method of accounting in the fourth quarter of 2014. The change to the approved method increased deferred tax expense and current tax receivables with a corresponding decrease to current tax expense and deferred tax assets of approximately $300 million in 2014.
The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2016	2015	2014
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Net income attributable to noncontrolling interests	—	(2.0)	(5.2)
Dividends received deduction	(7.6)	(6.7)	(4.7)
Low income housing tax credits	(4.2)	(3.0)	(2.1)
Taxes applicable to prior years	(3.1)	—	(0.2)
Foreign taxes	(2.5)	—	—
State taxes, net of federal benefit	1.9	—	1.6
Foreign tax credits, net of addback	(1.6)	(2.1)	(2.0)
Tax-exempt interest income	—	—	(0.7)
Other, net	(0.5)	0.1	(0.3)
Income tax provision	17.4%	21.3%	21.4%
The decrease in the Company’s effective tax rate in 2016 compared to 2015 is primarily the result of lower pretax income in relation to tax preferred items including the dividends received deduction, low income housing tax credits and a $27 million benefit related to final resolution on the 1997 through 2005 IRS audit.

Accumulated earnings of certain foreign subsidiaries, which totaled $321 million at December 31, 2016, are intended to be permanently reinvested outside the United States. Accordingly, U.S. federal taxes, which would have aggregated $76 million, have not been provided on those earnings.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2016	2015
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$1,177	$1,391
Deferred compensation	439	384
Investment related	253	118
Postretirement benefits	62	56
Currency translation adjustments	73	—
Other	68	87
Gross deferred income tax assets	2,072	2,036
Less: valuation allowance	11	11
Total deferred income tax assets	2,061	2,025

Deferred income tax liabilities
Deferred acquisition costs	717	730
Net unrealized gains on Available-for-Sale securities	264	233
Depreciation expense	146	169
Deferred sales inducement costs	113	125
Intangible assets	126	113
Goodwill	74	66
Other	2	18
Gross deferred income tax liabilities	1,442	1,454
Net deferred income tax assets	$619	$571
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $14 million, net of federal benefit, which will expire beginning December 31, 2017. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance of $11 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2016	2015	2014
	(in millions)
Balance at January 1	$161	$242	$209
Additions based on tax positions related to the current year	15	18	17
Additions for tax positions of prior years	33	48	35
Reductions for tax positions of prior years	(87)	(147)	(19)
Audit settlements	(7)	—	—
Balance at December 31	$115	$161	$242
If recognized, approximately $46 million, $57 million and $57 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2016, 2015, and 2014, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $60 million to $70 million in the next 12 months primarily due to resolution of IRS examinations.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of $43 million, and a net increase of $3 million, and $6 million in interest and penalties for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016 and 2015, the Company had a payable of $8 million and $51 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In 2016, the Company received a settlement as final resolution to the 1997 through 2005 IRS audit. The IRS has completed its examination of the 2006 through 2011 tax returns and these years are effectively settled; however, the statutes of limitation, except for 2007, remain open for certain carryover adjustments. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 and 2013. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2015.
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
The Company also sponsors unfunded defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. On December 31, 2016, the access to retiree health care coverage was closed to all active employees who had previously met the qualification requirements. Instead, only existing retirees, as of January 1, 2017, qualifying for the plan and electing coverage will be provided a fixed amount to subsidize health care insurance purchased through other providers. Net periodic postretirement benefit costs were not material for the years ended December 31, 2016, 2015 and 2014.
Most employees outside the U.S. are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.
The components of the net periodic benefit cost for pension plans were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Service cost	$44	$46	$43
Interest cost	29	27	28
Expected return on plan assets	(41)	(40)	(38)
Amortization of prior service costs	(1)	(1)	(1)
Amortization of net loss	6	9	7
Other	4	4	3
Net periodic benefit cost	$41	$45	$42
The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.

The following table provides a reconciliation of changes in the benefit obligation:

	Pension Plans		Other Postretirement Plans
	2016	2015	2016	2015
	(in millions)
Benefit obligation, January 1	$812	$776	$18	$18
Service cost	44	46	—	—
Interest cost	29	27	1	1
Benefits paid	(8)	(6)	(4)	(3)
Actuarial (gain) loss	65	(3)	—	—
Plan change	—	—	(2)	—
Participant contributions	—	—	2	2
Settlements	(18)	(20)	—	—
Foreign currency rate changes	(25)	(8)	—	—
Benefit obligation, December 31	$899	$812	$15	$18
The following table provides a reconciliation of changes in the fair value of assets:

	Pension Plans
	2016	2015
	(in millions)
Fair value of plan assets, January 1	$608	$612
Actual return on plan assets	62	(9)
Employer contributions	13	40
Benefits paid	(8)	(6)
Settlements	(18)	(20)
Foreign currency rate changes	(29)	(9)
Fair value of plan assets, December 31	$628	$608
The Company complies with the minimum funding requirements in all countries. The following table provides the amounts recognized in the Consolidated Balance Sheets at December 31, which equal the funded status of the plans:

	Pension Plans		Other Postretirement Plans
	2016	2015	2016	2015
	(in millions)
Benefit liability	$(271)	$(223)	$(15)	$(18)
Benefit asset	—	19	—	—
Net amount recognized	$(271)	$(204)	$(15)	$(18)
The accumulated benefit obligation for all pension plans as of December 31, 2016 and 2015 was $822 million and $740 million, respectively. The following table provides information for pension plans with benefit obligations in excess of plan assets:

	December 31,
	2016	2015
	(in millions)
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$684	$620
Fair value of plan assets	469	446
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$899	$668
Fair value of plan assets	628	446

The weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Other Postretirement Plans
	2016	2015	2016	2015
Discount rates	3.66%	3.66%	3.77%	3.90%
Rates of increase in compensation levels	4.39	4.36	N/A	N/A
Healthcare cost increase rates:
Next year trend rate	N/A	N/A	N/A	5.75
Ultimate trend rate	N/A	N/A	N/A	5.00
Years to ultimate trend rate	N/A	N/A	N/A	3
The weighted average assumptions used to determine net periodic benefit cost of pension plans were as follows:

	2016	2015	2014
Discount rates	3.67%	3.43%	4.06%
Rates of increase in compensation levels	4.43	4.41	4.38
Expected long-term rates of return on assets	6.98	7.10	7.58
In developing the expected long-term rate of return on assets, management evaluated input from an external consulting firm, including their projection of asset class return expectations and long-term inflation assumptions. The Company also considered historical returns on the plans’ assets. Discount rates are based on yields available on high-quality corporate bonds that would generate cash flows necessary to pay the benefits when due. The Company modified the discount rate methodology to utilize a spot rate approach, which did not impact the 2016 net periodic benefit cost. The healthcare cost increase rates are no longer applicable as the Company provides a fixed amount to subsidize healthcare costs.
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 83% equity securities and 17% debt securities and additional voluntary contribution (“AVC”) assets outside the U.S. which are allocated at the discretion of the individual and will be converted at retirement into the defined benefit pension plan. Actual allocations will generally be within 5% of these targets. At December 31, 2016, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company’s pension plan assets measured at fair value on a recurring basis:

Asset Category	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$73	$76	$—	$149
U.S. small cap stocks	69	4	—	73
Non-U.S. large cap stocks	22	34	—	56
Non-U.S. small cap stocks	21	—	—	21
Emerging markets	14	23	—	37
Debt securities:
U.S. investment grade bonds	26	10	—	36
U.S. high yield bonds	—	24	—	24
Non-U.S. investment grade bonds	—	14	—	14
Real estate investment trusts at NAV	—	—	—	17	(1)
Hedge funds at NAV	—	—	—	26	(1)
Pooled pension funds	—	142	—	142
AVC assets (pooled pension funds)	—	17	—	17
Cash equivalents	16	—	—	16
Total	$241	$344	$—	$628

Asset Category	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$74	$83	$—	$157
U.S. small cap stocks	55	3	—	58
Non-U.S. large cap stocks	21	34	—	55
Non-U.S. small cap stocks	21	—	—	21
Emerging markets	14	21	—	35
Debt securities:
U.S. investment grade bonds	19	14	—	33
U.S. high yield bonds	—	26	—	26
Non-U.S. investment grade bonds	—	14	—	14
Real estate investment trusts at NAV	—	—	—	16	(1)
Hedge funds at NAV	—	—	—	21	(1)
Pooled pension funds	—	143	—	143
AVC assets (pooled pension funds)	—	19	—	19
Cash equivalents	10	—	—	10
Total	$214	$357	$—	$608
(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.
Equity securities are managed to track the performance of common market indices for both U.S. and non-U.S. securities, primarily across large cap, small cap and emerging market asset classes. Debt securities are managed to track the performance of common market indices for both U.S. and non-U.S. investment grade bonds as well as a pool of U.S. high yield bonds. Real estate funds are managed to track the performance of a broad population of investment grade non-agricultural income producing properties. The Company’s investments in hedge funds include investments in a multi-strategy fund and an off-shore fund managed to track the performance of broad fund of fund indices. Pooled pension funds are managed to track a specific benchmark based on the investment objectives of the fund. Cash equivalents consist of holdings in a money market fund that seeks to equal the return of the three month U.S. Treasury bill.
The fair value of real estate funds and hedge funds is measured at NAV as a practical expedient and is based upon the total net assets held by the respective fund. These funds have not been classified within the fair value hierarchy. The fair value of pooled pension funds and equity securities held in collective trust funds is based on the fund’s NAV and classified as Level 2 as they trade in principal-to-principal markets. Equity securities and mutual funds traded in active markets are classified as Level 1. For debt securities and cash equivalents, the valuation techniques and classifications are consistent with those used for the Company’s own investments as described in Note 14.
The amounts recognized in AOCI, net of tax, as of December 31, 2016 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $127 million, an unrecognized prior service credit of $1 million, and a currency exchange rate adjustment loss of $3 million related to the Company’s pension plans. The Company’s other postretirement plans included an unrecognized actuarial gain of $3 million and an unrecognized prior service credit of $1 million. The estimated amounts that will be amortized from AOCI, net of tax, into net periodic benefit cost in 2017 include a prior service credit of $1 million and an actuarial loss of $7 million related to Company’s pension plans and an actuarial gain of $1 million related to Company’s other postretirement plans. See Note 18 for a rollforward of AOCI related to the Company’s defined benefit plans.
The Company’s pension plans expect to make benefit payments to retirees as follows:

	Pension Plans	Other Postretirement Plans
2017	$71	$1
2018	54	1
2019	51	1
2020	64	1
2021	64	1
2022-2026	351	5
The Company expects to contribute $31 million and $1 million to its pension plans and other postretirement plans, respectively, in 2017.
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
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $48 million, $47 million and $37 million in 2016, 2015 and 2014, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $6 million in 2016, 2015 and 2014.
Threadneedle Profit Sharing Plan
On an annual basis, Threadneedle employees are eligible for a profit sharing arrangement. The profit sharing percentage is variable and linked to certain performance criteria. Compensation expense related to the employee profit sharing plan was $49 million, $60 million and $66 million in 2016, 2015 and 2014, respectively.

23. Commitments, Guarantees and Contingencies
Commitments
The Company is committed to pay aggregate minimum rentals under noncancelable operating leases for office facilities in future years as of December 31, 2016 as follows:

(in millions)
2017	$64
2018	57
2019	44
2020	35
2021	23
Thereafter	72
Total(1)	$295
(1) Minimum payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases.
For the years ended December 31, 2016, 2015 and 2014, operating lease expense was $59 million, $67 million and $85 million, respectively.
The following table presents the Company’s funding commitments as of December 31:

	2016	2015
	(in millions)
Commercial mortgage loans	$78	$73
Consumer mortgage loans	185	447
Consumer lines of credit	2	3
Affordable housing and other real estate partnerships	177	117
Total funding commitments	$442	$640
The decrease in consumer mortgage loan funding commitments at December 31, 2016 compared to the prior period is primarily due to the sale of loans. See Note 6 for additional information.
Since the Company expects many of the commitments related to consumer mortgage loans to expire without being drawn, total commitment amounts do not necessarily represent the Company’s future liquidity requirements. In addition, the commitments include consumer credit lines that are cancelable upon notification to the consumer.
Guarantees
The Company’s life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2016, these guarantees range from 1% to 5%.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At December 31, 2016 and 2015, the estimated liability was $16 million and $13 million, respectively, and the related premium tax asset was $14 million and $12 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, FINRA, the OCC, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, exchange traded funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings; supervision of the Company’s financial advisors; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; performance advertising and product disclosures, including third party performance claims; and transaction monitoring systems and controls. The Company is also participating in regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The Company has cooperated and will continue to cooperate with the applicable regulators.
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
In November 2014, a lawsuit was filed against the Company’s London-based asset management affiliate in England’s High Court of Justice Commercial Court, entitled Otkritie Capital International Ltd and JSC Otkritie Holding v. Threadneedle Asset Management Ltd. and Threadneedle Management Services Ltd. (“Threadneedle Defendants”). Claimants allege that the Threadneedle Defendants should be held liable for the wrongful acts of one of its former employees, who in February 2014 was held jointly and severally liable with several other parties for conspiracy and dishonest assistance in connection with a fraud perpetrated against Claimants in 2011. Claimants allege they were harmed by that fraud in the amount of $106 million. The Threadneedle Defendants applied to the Court for an Order dismissing the proceedings as an abuse of process of the Court. This application was declined in August 2015. The Threadneedle Defendants applied to the Court of Appeal for leave to appeal, which application was granted in November 2015. The oral argument on the appeal took place in January 2017, and the case remains stayed pending a decision on the appeal. A decision from the Court of Appeal is expected before the end of first quarter 2017. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the number of parties involved, and the failure to allege any specific, evidence based damages.
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
The Asset Management segment provides investment management and advice and investment products to retail, high net worth and institutional clients on a global scale through the Columbia Threadneedle Investments brand, which represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (“Columbia Management”) and Threadneedle. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. The Company provides U.S. retail clients with products through unaffiliated third party financial institutions and through the Advice & Wealth Management segment, and provides institutional products and services through its institutional sales force. International retail products are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, CLOs, hedge fund or alternative strategies, collective funds and property funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. The Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.
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
Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude results of discontinued operations, the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), integration and restructuring charges and the impact of consolidating investment entities. Operating net revenues also exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments. Operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DSIC and DAC amortization offset to net realized investment gains or losses. The market impact on variable annuity guaranteed benefits and IUL benefits includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2016	2015
	(in millions)
Advice & Wealth Management	$12,654	$11,338
Asset Management	7,254	7,931
Annuities	93,481	94,022
Protection	22,090	20,755
Corporate & Other	4,342	11,293
Total assets	$139,821	$145,339

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Operating net revenues:
Advice & Wealth Management	$5,036	$5,013	$4,806
Asset Management	2,964	3,254	3,320
Annuities	2,463	2,541	2,591
Protection	2,506	2,384	2,287
Corporate & Other	(28)	3	4
Eliminations(1)	(1,406)	(1,461)	(1,417)
Total segment operating revenues	11,535	11,734	11,591
Net realized gains	6	4	37
Revenue attributable to CIEs	128	446	651
Market impact on IUL benefits, net	24	7	(11)
Market impact of hedges on investments	3	(21)	—
Total net revenues per consolidated statements of operations(2)	$11,696	$12,170	$12,268
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2016, 2015 and 2014 in each segment as follows: Advice and Wealth Management ($982, $1,035 and $997, respectively); Asset Management ($44, $43 and $44, respectively); Annuities ($333, $340 and $235, respectively); Protection ($46, $42 and $139, respectively); and Corporate & Other ($1, $1 and $2, respectively).
(2) Includes foreign net revenues of $656, $1,038 and $1,315 for the years ended December 31, 2016, 2015 and 2014, respectively.

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Operating earnings:
Advice & Wealth Management	$911	$859	$792
Asset Management	621	761	788
Annuities	329	650	633
Protection	176	183	246
Corporate & Other	(272)	(199)	(230)
Total segment operating earnings	1,765	2,254	2,229
Net realized gains	6	4	37
Net income (loss) attributable to CIEs	(2)	125	381
Market impact on variable annuity guaranteed benefits, net	(216)	(214)	(94)
Market impact on IUL benefits, net	36	(1)	(6)
Market impact of hedges on investments	3	(21)	—
Integration and restructuring charges	—	(5)	—
Income from continuing operations before income tax provision per consolidated statements of operations	$1,592	$2,142	$2,547

26. Quarterly Financial Data (Unaudited)

	2016				2015
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
	(in millions, except per share data)
Net revenues	$3,062	$2,998	$2,871	$2,765	$3,103	$2,886	$3,128	$3,053
Pretax income	469	238	410	475	446	463	615	618
Net income	400	215	335	364	380	352	476	479
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	23	(45)	61	86
Net income attributable to Ameriprise Financial	$400	$215	$335	$364	$357	$397	$415	$393

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$2.49	$1.31	$1.99	$2.11	$2.02	$2.20	$2.26	$2.11
Diluted	$2.46	$1.30	$1.97	$2.09	$2.00	$2.17	$2.23	$2.08

Weighted average common shares outstanding:
Basic	160.4	164.0	168.3	172.6	176.6	180.4	183.8	186.3
Diluted	162.4	165.8	170.1	174.4	178.9	182.7	186.4	189.1
Cash dividends declared per common share	$0.75	$0.75	$0.75	$0.67	$0.67	$0.67	$0.67	$0.58
Common share price:
High	119.32	101.81	102.74	105.47	120.29	129.22	131.76	138.26
Low	86.25	84.93	84.92	76.00	100.08	95.52	120.83	121.49
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2016.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.
Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The following portions of the Proxy Statement are incorporated herein by reference:

•	information included under the caption “Items to be Voted on by Shareholders-Item 1-Election of Nine Directors”;

•	information included under the caption “Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business by Shareholders”;

•	information under the caption “Corporate Governance-Codes of Conduct”;

•	information included under the caption “Corporate Governance-Membership on Board Committees”;

•	information under the caption “Corporate Governance-Nominating and Governance Committee-Director Nomination Process”;

•	information included under the caption “Corporate Governance-Audit Committee”;

•	information included under the caption “Corporate Governance-Audit Committee Financial Experts”; and

•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
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

James M. Cracchiolo-Chairman and Chief Executive Officer
Mr. Cracchiolo (58) has been our Chairman and Chief Executive Officer since September 2005. Prior to that time, Mr. Cracchiolo was Chairman and Chief Executive Officer of American Express Financial Corporation (“AEFC”) since March 2001; President and Chief Executive Officer of AEFC since November 2000; and Group President, Global Financial Services of American Express since June 2000. He served as Chairman of American Express Bank Ltd. from September 2000 until April 2005 and served as President and Chief Executive Officer of Travel Related Services International from May 1998 through July 2003. He is an advisor to the March of Dimes and previously served on the boards of the American Council of Life Insurers, The Financial Services Roundtable, Tech Data Corporation and the March of Dimes.
Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (74) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.
Kelli A. Hunter-Executive Vice President of Human Resources
Ms. Hunter (55) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
Karen Wilson Thissen-Executive Vice President and General Counsel
Ms. Wilson Thissen (50) has been our Executive Vice President and General Counsel since January 2017. Prior to that, Ms. Wilson Thissen served as our Executive Vice President and Deputy General Counsel since January 2014 and in other positions within the Company since November 2004. Before joining the Company, Ms. Wilson Thissen was a partner at the law firm Faegre & Benson LLP (now Faegre Baker Daniels LLP).
Randy Kupper-Executive Vice President and Chief Information Officer
Mr. Kupper (58) has been our Executive Vice President and Chief Information Officer since June 2012. Prior to that, Mr. Kupper had served as Executive Vice President-Applications Development since January 2010 and as Senior Vice President-Applications Development since November 2008. Prior to joining Ameriprise in 2008, he served as a Senior Vice President-Technology of U.S. Consumer and Small Business Services at American Express, where he spent approximately ten years holding leadership positions in the technologies organization.
Neal Maglaque-President-Advice & Wealth Management, Business Development and Chief Operating Officer
Mr. Maglaque (60) has been our President-Advice & Wealth Management, Business Development and Chief Operating Officer since June 2012. Prior to that time, Mr. Maglaque served as Executive Vice President and Advice & Wealth Management Chief Operating Officer since 2009, Senior Vice President-USAG Business Planning and Operations since 2006 and as Senior Vice President-Lead Financial Officer Enterprise Finance since 2005. Prior thereto, Mr. Maglaque held several leadership positions at American Express.
Deirdre D. McGraw-Executive Vice President-Marketing, Corporate Communications and Community Relations
Ms. McGraw (46) has been our Executive Vice President-Marketing, Corporate Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.
Colin Moore-Executive Vice President and Global Chief Investment Officer
Mr. Moore (58) has been our Executive Vice President and Global Chief Investment Officer since June 2013. Mr. Moore also continues to serve as Chief Investment Officer-Columbia Management, a position he has held since 2010. Prior thereto, he was head of fixed income and liquidity strategies from 2009 to 2010. Mr. Moore joined Columbia Management in 2002 as head of equity and has been a member of the investment community since 1983.
Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (55) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice and Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is currently on the board of directors of the Securities Industry and Financial Markets Association.

David K. Stewart-Senior Vice President and Controller (Principal Accounting Officer)
Mr. Stewart (63) has been our Senior Vice President and Controller since September 2005. Prior to that, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now known as Thrivent Financial for Lutherans, where he was Vice President-Treasurer from 1997 until 2001.
William F. Truscott-CEO-Global Asset Management
Mr. Truscott (56) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.
John R. Woerner-President-Insurance & Annuities and Chief Strategy Officer
Mr. Woerner (47) has been our President - Insurance and Annuities and Chief Strategy Officer since September 2012. Prior to that time, he served as President - Insurance and Chief Strategy Officer since February 2008 and, as Senior Vice President - Strategy and Business Development since September 2005. Prior to that, Mr. Woerner served as Senior Vice President - Strategic Planning and Business Development of AEFC since March 2005. Prior to joining AEFC, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey’s U.S. Asset Management Practice.
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
Item 11. Executive Compensation
The following portions of the Proxy Statement are incorporated herein by reference:

•	information under the caption “Corporate Governance-Compensation and Benefits Committee-Compensation Committee Interlocks and Insider Participation”;

•	information included under the caption “Compensation of Executive Officers”; and

•	information included under the caption “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan category	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares
Equity compensation plans approved by security holders	10,068,515	(1)	$85.05	14,549,995
Equity compensation plans not approved by security holders	2,828,265	(2)	$47.50	7,771,501	(3)
Total	12,896,780		$84.85	22,321,496
(1) Includes 1,892,494 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.
(2) Includes 2,785,367 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company’s equity compensation plans see Note 17 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
(3) Consists of 3,258,635 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 2,122,987 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 2,389,879 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
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
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Items to be Voted on by Shareholders-Item 4-Ratification of the Audit Committee’s Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2017 - Independent Registered Public Accountant Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants,” in the Proxy Statement is incorporated herein by reference.

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
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
Registrant

Date: February 23, 2017
By /s/ Walter S. Berman
——————————————————————
Walter S. Berman
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned directors and officers of Ameriprise Financial, Inc., a Delaware corporation, does hereby make, constitute and appoint James M. Cracchiolo, Walter S. Berman and Karen Wilson Thissen, and each of them, the undersigned’s true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned’s name, place and stead, to sign and affix the undersigned’s name as such director and/or officer of said corporation to an Annual Report on Form 10-K or other applicable form, and all amendments thereto, to be filed by such corporation with the Securities and Exchange Commission, Washington, D.C., under the Securities Exchange Act of 1934, as amended, with all exhibits thereto and other supporting documents, with said Commission, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 23, 2017
By /s/ James M. Cracchiolo
——————————————————————
James M. Cracchiolo
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)

Date: February 23, 2017
By /s/ Walter S. Berman
——————————————————————
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 23, 2017
By /s/ David K. Stewart
——————————————————————
David K. Stewart
Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 23, 2017
By /s/ Dianne Neal Blixt
——————————————————————
Dianne Neal Blixt
Director

Date: February 23, 2017
By /s/ Amy DiGeso
——————————————————————
Amy DiGeso
Director

Date: February 23, 2017
By /s/ Lon R. Greenberg
——————————————————————
Lon R. Greenberg
Director

Date: February 23, 2017
By /s/ Siri S. Marshall
——————————————————————
Siri S. Marshall
Director

Date: February 23, 2017
By /s/ Jeffrey Noddle
——————————————————————
Jeffrey Noddle
Director

Date: February 23, 2017
By /s/ H. Jay Sarles
——————————————————————
H. Jay Sarles
Director

Date: February 23, 2017
By /s/ Robert F. Sharpe, Jr.
——————————————————————
Robert F. Sharpe, Jr.
Director

Date: February 23, 2017
By /s/ Christopher J. Williams
——————————————————————
Christopher J. Williams
Director

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2017 appearing in this Annual Report to Shareholders of Ameriprise Financial, Inc. on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 23, 2017

Schedule I - Condensed Financial Information of Registrant
(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2016	2015	2014
	(in millions)
Revenues
Management and financial advice fees	$(1)	$(1)	$—
Net investment income	14	2	30
Other revenues	9	14	11
Total revenues	22	15	41
Banking and deposit interest expense	1	—	—
Total net revenues	21	15	41
Expenses
Benefits, claims, losses and settlement expenses	41	13	11
Interest and debt expense	113	124	118
General and administrative expense	192	193	195
Total expenses	346	330	324
Pretax loss before equity in earnings of subsidiaries	(325)	(315)	(283)
Income tax benefit	(146)	(123)	(88)
Loss before equity in earnings of subsidiaries	(179)	(192)	(195)
Equity in earnings of subsidiaries excluding discontinued operations	1,493	1,754	1,816
Net income from continuing operations	1,314	1,562	1,621
Loss from discontinued operations, net of tax	—	—	(2)
Net income	1,314	1,562	1,619
Other comprehensive income (loss), net of tax	(59)	(409)	67
Total comprehensive income	$1,255	$1,153	$1,686
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheets (Parent Company Only)
	December 31,
	2016	2015 (1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$754	$661
Investments	314	513
Loans to subsidiaries	167	167
Due from subsidiaries	452	227
Receivables	10	40
Land, buildings, equipment, and software, net of accumulated depreciation of $1,055 and $993, respectively	221	294
Restricted and segregated cash	24	—
Investments in subsidiaries	7,739	7,753
Other assets	1,240	1,410
Total assets	$10,921	$11,065

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$524	$198
Due to subsidiaries	88	148
Borrowings from subsidiaries	364	331
Long-term debt	2,917	2,692
Other liabilities	736	642
Total liabilities	4,629	4,011

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 324,006,315 and 322,822,746, respectively)	3	3
Additional paid-in capital	7,765	7,611
Retained earnings	10,351	9,525
Treasury shares, at cost (169,246,411 and 151,789,486 shares, respectively)	(12,027)	(10,338)
Accumulated other comprehensive income, net of tax, including amounts applicable to equity investments in subsidiaries	200	253
Total shareholders’ equity	6,292	7,054
Total liabilities and equity	$10,921	$11,065
(1) Certain prior period amounts have been restated. See Note 1 for more information. See Notes to Consolidated Financial Statements.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2016	2015	2014
	(in millions)
Cash Flows from Operating Activities
Net income	$1,314	$1,562	$1,619
Equity in earnings of subsidiaries excluding discontinued operations	(1,493)	(1,754)	(1,816)
Loss from discontinued operations, net of tax	—	—	2
Dividends received from subsidiaries	1,465	1,485	1,569
Other operating activities, primarily with subsidiaries	517	183	614
Net cash provided by operating activities	1,803	1,476	1,988
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	55	112	62
Maturities, sinking fund payments and calls	277	506	284
Purchases	(129)	(28)	(756)
Proceeds from sale of other investments	—	62	—
Purchase of other investments	—	(5)	(50)
Purchase of land, buildings, equipment and software	(49)	(47)	(40)
Contributions to subsidiaries	(197)	(271)	(31)
Return of capital from subsidiaries	187	146	284
Repayment of loans to subsidiaries	1,910	2,897	3,402
Issuance of loans to subsidiaries	(1,910)	(2,897)	(3,112)
Other, net	59	7	99
Net cash provided by investing activities	203	482	142
Cash Flows from Financing Activities
Dividends paid to shareholders	(479)	(465)	(426)
Repurchase of common shares	(1,707)	(1,741)	(1,577)
Cash paid for purchased options with deferred premiums	(22)	(19)	(388)
Cash received for purchased options with deferred premiums	—	—	59
Issuance of long-term debt, net of issuance costs	496	—	543
Repayments of long-term debt	(257)	(409)	(200)
Borrowings from subsidiaries	—	—	15
Repayments of borrowings from subsidiaries	—	—	(15)
Exercise of stock options	9	16	33
Excess tax benefits from share-based compensation	14	81	162
Other, net	33	(17)	(4)
Net cash used in financing activities	(1,913)	(2,554)	(1,798)
Net increase (decrease) in cash and cash equivalents	93	(596)	332
Cash and cash equivalents at beginning of year	661	1,257	925
Cash and cash equivalents at end of year	$754	$661	$1,257
Supplemental Disclosures:
Interest paid on debt	$121	$154	$145
Income taxes paid (received), net	(112)	378	482
Non-cash dividends from subsidiaries	11	52	152
Non-cash contributions to subsidiaries	—	—	51
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
In the fourth quarter of 2016, there was a correction for the accrual of commission expense for periods prior to 2013 for certain insurance and annuity products. The Parent Company’s balance sheet as of December 31, 2015 has been revised to reflect the immaterial impact of the correction which decreased investment in subsidiaries by $26 million and decreased retained earnings by $26 million. The impact to prior period financial statements was not material.
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
2. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.

•	At both December 31, 2016 and 2015, the debt of Ameriprise Financial included $50 million of repurchase agreements, which are accounted for as secured borrowings.

•
At both December 31, 2016 and 2015, Ameriprise Financial had $150 million of borrowings from the Federal Home Loan Bank of Des Moines, which is collateralized with commercial mortgage backed securities.

3. Borrowings from Subsidiaries
The Parent Company has intercompany lending arrangements with its subsidiaries. At the end of each business day, taking into consideration all legal and regulatory requirements associated with its subsidiaries, Ameriprise Financial is entitled to draw on all funds in specified bank accounts. Repayment of all or a portion of the funds is due on demand. The Parent Company also has revolving credit agreements with its subsidiaries as the borrower aggregating $1.0 billion of which nil was outstanding as of December 31, 2016 and 2015.
4. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of IDS Property Casualty Insurance Company and certain other subsidiaries.
All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company.
The Parent Company has committed revolving credit agreements with its subsidiaries as the lender aggregating $362 million as of December 31, 2016.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2016, 2015 and 2014, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

The Parent Company and IDS Property Casualty Insurance Company (“IDS Property Casualty”) entered into a Capital Support Agreement on September 30, 2015, pursuant to which the Parent Company agrees to commit such capital to IDS Property Casualty as is necessary to maintain IDS Property Casualty’s current financial strength ratings by AM Best. The maximum capital amount is $150 million. Effective February 1, 2017, this agreement was amended to revise the expiration date to be April 1, 2018. For the year ended December 31, 2016, IDS Property Casualty did not draw upon the Capital Support Agreement.
Ameriprise Financial Services Inc. (“AFSI”) entered into a FINRA approved subrogation agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. For the year ended December 31, 2016, AFSI had not made a demand of the principal amount.

Exhibit    Description
_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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
The following exhibits are filed as part of this Annual Report on Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.2 through 10.23 are management contracts or compensation plans or arrangements.

Exhibit	Description
_______________________________________________________________________________________________________________________

3.1	Amended Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on May 1, 2014).

3.2	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 1-32525, filed on May 1, 2014).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Form 10 Registration Statement, File No. 1-32525, filed on August 19, 2005).
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

10.12
Ameriprise Financial Form of Award Certificate — Performance Cash Unit Plan Award (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).

10.13
Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2011).

10.14
Ameriprise Financial Form of Award Certificate — Performance Share Unit Plan Award (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).

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

10.23
Ameriprise Advisor Group Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).

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

13*
Portions of the Ameriprise Financial, Inc. 2016 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

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

101*
The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets at December 31, 2016 and 2015; (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule I - Condensed Financial Information of Registrant (Parent Only).

E-2