Form 10-Q
period 2017-03-31
AMERIPRISE FINANCIAL INC
filed 2017-05-03
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Former name, former address and former fiscal year, if changed since last report:  Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2017
Common Stock (par value $.01 per share)	152,453,907 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,482	$1,386
Distribution fees	443	435
Net investment income	391	331
Premiums	339	368
Other revenues	256	254
Total revenues	2,911	2,774
Banking and deposit interest expense	10	9
Total net revenues	2,901	2,765
Expenses
Distribution expenses	823	770
Interest credited to fixed accounts	162	146
Benefits, claims, losses and settlement expenses	567	482
Amortization of deferred acquisition costs	72	110
Interest and debt expense	50	55
General and administrative expense	752	727
Total expenses	2,426	2,290
Pretax income	475	475
Income tax provision	72	111
Net income	$403	$364

Earnings per share
Basic	$2.56	$2.11
Diluted	$2.52	$2.09

Cash dividends declared per common share	$0.75	$0.67

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(1)	$(2)
Portion of loss recognized in other comprehensive income (before taxes)	—	1
Net impairment losses recognized in net investment income	$(1)	$(1)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net income	$403	$364
Other comprehensive income, net of tax:
Foreign currency translation adjustment	7	(11)
Net unrealized gains on securities	7	193
Net unrealized gains on derivatives	1	1
Defined benefit plans	5	—
Other	(1)	—
Total other comprehensive income, net of tax	19	183
Total comprehensive income	$422	$547
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$1,996	$2,318
Cash of consolidated investment entities	181	168
Investments	35,771	35,834
Investments of consolidated investment entities, at fair value	2,249	2,254
Separate account assets	82,169	80,210
Receivables	5,355	5,299
Receivables of consolidated investment entities, at fair value	17	11
Deferred acquisition costs	2,643	2,648
Restricted and segregated cash and investments	3,403	3,331
Other assets	7,073	7,748
Total assets	$140,857	$139,821

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,762	$30,202
Separate account liabilities	82,169	80,210
Customer deposits	10,316	10,036
Short-term borrowings	200	200
Long-term debt	2,911	2,917
Debt of consolidated investment entities, at fair value	2,341	2,319
Accounts payable and accrued expenses	1,470	1,727
Other liabilities	5,375	5,823
Other liabilities of consolidated investment entities, at fair value	86	95
Total liabilities	134,630	133,529
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 325,634,302 and 324,006,315, respectively)	3	3
Additional paid-in capital	7,857	7,765
Retained earnings	10,633	10,351
Treasury shares, at cost (172,645,698 and 169,246,411 shares, respectively)	(12,485)	(12,027)
Accumulated other comprehensive income, net of tax	219	200
Total equity	6,227	6,292
Total liabilities and equity	$140,857	$139,821
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Ameriprise Financial, Inc.								Non-controlling Interests	Total
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com- prehensive Income	Total Ameriprise Financial, Inc. Shareholders’ Equity
	(in millions, except share data)
Balances at January 1, 2016 (1)	171,033,260	$3	$7,611	$9,525	$137	$(10,338)	$253	$7,191	$1,188	$8,379
Cumulative effect of change in accounting policies	—	—	—	1	(137)	—	6	(130)	(1,188)	(1,318)
Comprehensive income:
Net income	—	—	—	364	—	—	—	364	—	364
Other comprehensive income, net of tax	—	—	—	—	—	—	183	183	—	183
Total comprehensive income								547	—	547
Dividends to shareholders	—	—	—	(117)	—	—	—	(117)	—	(117)
Repurchase of common shares	(5,542,213)	—	—	—	—	(485)	—	(485)	—	(485)
Share-based compensation plans	1,313,444	—	(1)	—	—	62	—	61	—	61
Balances at March 31, 2016 (1)	166,804,491	$3	$7,610	$9,773	$—	$(10,761)	$442	$7,067	$—	$7,067

Balances at January 1, 2017	154,759,904	$3	$7,765	$10,351	$—	$(12,027)	$200	$6,292	$—	$6,292
Comprehensive income:
Net income	—	—	—	403	—	—	—	403	—	403
Other comprehensive income, net of tax	—	—	—	—	—	—	19	19	—	19
Total comprehensive income								422	—	422
Dividends to shareholders	—	—	—	(121)	—	—	—	(121)	—	(121)
Repurchase of common shares	(4,118,826)	—	—	—	—	(509)	—	(509)	—	(509)
Share-based compensation plans	2,347,526	—	92	—	—	51	—	143	—	143
Balances at March 31, 2017	152,988,604	$3	$7,857	$10,633	$—	$(12,485)	$219	$6,227	$—	$6,227
(1) Prior period retained earnings were restated in the fourth quarter of 2016. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 31,
	2017	2016
	(in millions)
Cash Flows from Operating Activities
Net income	$403	$364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	63	65
Deferred income tax expense	38	36
Share-based compensation	31	34
Net realized investment losses (gains)	(19)	12
Net trading gains	(1)	(2)
Loss from equity method investments	12	9
Other-than-temporary impairments and provision for loan losses	1	—
Net losses of consolidated investment entities	3	4
Changes in operating assets and liabilities:
Restricted and segregated investments	25	50
Deferred acquisition costs	5	28
Other investments, net	(98)	(4)
Policyholder account balances, future policy benefits and claims, net	(434)	669
Derivatives, net of collateral	304	(382)
Receivables	(59)	(62)
Brokerage deposits	77	(108)
Accounts payable and accrued expenses	(259)	(295)
Other operating assets and liabilities of consolidated investment entities, net	—	(12)
Other, net	(86)	210
Net cash provided by operating activities	6	616

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	46	154
Maturities, sinking fund payments and calls	1,274	956
Purchases	(1,135)	(1,366)
Proceeds from sales, maturities and repayments of mortgage loans	117	410
Funding of mortgage loans	(112)	(119)
Proceeds from sales and collections of other investments	90	32
Purchase of other investments	(54)	(46)
Purchase of investments by consolidated investment entities	(285)	(158)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	296	182
Purchase of land, buildings, equipment and software	(33)	(28)
Other, net	7	(16)
Net cash provided by investing activities	$211	$1
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	March 31,
	2017	2016
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$1,284	$1,159
Maturities, withdrawals and cash surrenders	(1,083)	(807)
Policyholder account balances:
Deposits and other additions	502	481
Net transfers from (to) separate accounts	(23)	33
Surrenders and other benefits	(507)	(497)
Cash paid for purchased options with deferred premiums	(58)	(85)
Cash received from purchased options with deferred premiums	—	33
Repayments of long-term debt	(2)	(19)
Dividends paid to shareholders	(117)	(115)
Repurchase of common shares	(436)	(481)
Exercise of stock options	6	2
Repayments of debt by consolidated investment entities	—	(26)
Net cash used in financing activities	(434)	(322)
Effect of exchange rate changes on cash	5	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	(212)	283
Cash, cash equivalents and restricted cash at beginning of period	5,392	5,407
Net cash outflows upon the deconsolidation of VIEs	—	(346)
Cash, cash equivalents and restricted cash at end of period	$5,180	$5,344

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$40	$28
Interest paid by consolidated investment entities	20	25
Income taxes paid, net	137	23
Non-cash investing activity:
Partnership commitments not yet remitted	9	10

	March 31, 2017	December 31, 2016
	(in millions)
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,996	$2,318
Cash of consolidated investment entities	181	168
Restricted and segregated cash and investments	3,403	3,331
Less: Restricted and segregated investments	(400)	(425)
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$5,180	$5,392
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
The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation. See Note 3 for additional information on VIEs.
The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for fair statement of the consolidated results of operations and financial position for the interim periods have been made. Except for the adjustment described below, all adjustments made were of a normal recurring nature.
In the first quarter of 2017, the Company recorded a $20 million decrease to income tax provision related to an out-of-period correction for a reversal of a tax reserve. The impact to prior period financial statements was not material.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2017 (“2016 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Statement of Cash Flows – Restricted Cash
In November 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the classification of restricted cash on the statement of cash flows. The update requires entities to include restricted cash and restricted cash equivalents in cash and cash equivalent balances on the statement of cash flows and disclose a reconciliation between the balances on the statement of cash flows and the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted the standard for the interim period ended March 31, 2017 on a retrospective basis. As a result of the adoption of the standard, restricted cash balances of $3.0 billion and $2.9 billion as of March 31, 2017 and December 31, 2016, respectively, are included in the cash and cash equivalents balances on the Company’s consolidated statements of cash flows. The impact of the change in restricted cash was not material to the Company’s operating, investing or financing cash flows for the prior period presented.
Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB updated the accounting standards related to classification of certain cash receipts and cash payments on the statement of cash flows. The update includes amendments to address diversity in practice for the classification of eight specific cash flow activities. The specific amendments the Company evaluated include the classification of debt prepayment and extinguishment costs, contingent consideration payments, proceeds from insurance settlements and corporate owned life insurance settlements, distributions from equity method investees and the application of the predominance principle to separately identifiable cash flows. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and all amendments must be adopted during the same period. The Company early adopted the standard for the interim period ended March 31, 2017 on a retrospective basis. The adoption of the standard did not have a material impact on the Company’s operating, investing or financing cash flows.
Compensation – Stock Compensation
In March 2016, the FASB updated the accounting standards related to employee share-based payments. The update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. This change is required to be applied prospectively to excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. No adjustment is recorded for any excess tax benefits or tax deficiencies previously recorded in additional paid in capital. The update also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This provision can be applied on either a prospective or retrospective basis. The update permits entities to make an accounting policy election to recognize forfeitures as they occur rather than estimating forfeitures to determine the recognition of expense for share-based payment awards. The standard is effective for interim and annual periods beginning after December 15, 2016 with early

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

adoption permitted. The Company adopted the standard on January 1, 2017 on a prospective basis, except for the cash flow statement provision, which the Company applied on a retrospective basis. During periods in which the settlement date value differs materially from the grant date fair value of certain share-based payment awards, the Company may experience volatility in income tax recognized in its consolidated results of operations. During the three months ended March 31, 2017, the Company recognized net excess tax benefits of $28 million as a reduction to the income tax provision in the consolidated statements of operations. The Company maintained its accounting policy of estimating forfeitures. As a result of the adoption of the standard, net excess tax benefits of $28 million and $3 million for the three months ended March 31, 2017 and 2016, respectively, are included in the Other, net line within operating cash flows on the Company’s consolidated statements of cash flows.
Future Adoption of New Accounting Standards
Receivables - Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB updated the accounting standards to shorten the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, premiums are generally amortized over the contractual life of the security. The amendments require the premium to be amortized to the earliest call date. The update applies to securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. The update is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.
Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment
In January 2017, the FASB updated the accounting standards to simplify the accounting for goodwill impairment. The update removes the hypothetical purchase price allocation (Step 2) of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The standard is effective for interim and annual periods beginning after December 15, 2019, and should be applied prospectively with early adoption permitted for any impairment tests performed after January 1, 2017. The update is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.
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
Leases – Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the FASB updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard will require most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The Company currently discloses information related to operating lease arrangements within Note 23 of the 2016 10-K. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The update should be applied at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. The update is not expected to have a material impact on the consolidated results of operations or financial condition.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Subsequent related updates provide clarification on certain revenue recognition guidance in the new standard. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the Company does not expect the update to have an impact on these revenues. The Company’s implementation efforts include the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The Company is reviewing certain payments received to determine whether they should be presented as revenue or as a reduction of expense. The Company does not expect a material impact to the timing of revenue recognition; however, the Company’s implementation effort to assess the impact of the standard on its consolidated results of operations, financial condition, and disclosures is still in process.
3.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as collateralized loan obligations (“CLOs”), hedge funds, property funds, certain international series funds (Open Ended Investment Companies and Societes d’Investissement A Capital Variable) and private equity funds (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”). If the Company is deemed to be the primary beneficiary, it will consolidate the VIE. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its investment nor has the Company provided any support to these entities.
CLOs
CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes of certain CLOs. The Company has determined that consolidation is required for certain CLOs.
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its investments amortized cost, which was $9 million as of both March 31, 2017 and December 31, 2016. The Company classifies these investments as Available-for-Sale securities. See Note 4 for additional information on these investments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Property Funds
The Company provides investment advice and related services to property funds, which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate the property funds. The carrying value of the Company’s investment in property funds is reflected in other investments and was $25 million and $26 million as of March 31, 2017 and December 31, 2016, respectively.
Hedge Funds and Private Equity Funds
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $13 million as of both March 31, 2017 and December 31, 2016.
International Series Funds
The Company manages international series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other assets and was $26 million and $33 million as of March 31, 2017 and December 31, 2016, respectively.
Affordable Housing Partnerships and Other Real Estate Partnerships
The Company is a limited partner in affordable housing partnerships that qualify for government-sponsored low income housing tax credit programs and partnerships that invest in multi-family residential properties that were originally developed with an affordable housing component. The Company has determined it is not the primary beneficiary and therefore does not consolidate these partnerships.
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $481 million and $482 million as of March 31, 2017 and December 31, 2016, respectively. The Company had a $134 million and $135 million liability recorded as of March 31, 2017 and December 31, 2016, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$31	$2	$33
Common stocks	20	6	4	30
Other investments	4	—	—	4
Syndicated loans	—	1,959	223	2,182
Total investments	24	1,996	229	2,249
Receivables	—	17	—	17
Total assets at fair value	$24	$2,013	$229	$2,266
Liabilities
Debt (1)	$—	$2,341	$—	$2,341
Other liabilities	—	86	—	86
Total liabilities at fair value	$—	$2,427	$—	$2,427

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$19	$—	$19
Common stocks	22	6	5	33
Other investments	4	—	—	4
Syndicated loans	—	1,944	254	2,198
Total investments	26	1,969	259	2,254
Receivables	—	11	—	11
Total assets at fair value	$26	$1,980	$259	$2,265
Liabilities
Debt (1)	$—	$2,319	$—	$2,319
Other liabilities	—	95	—	95
Total liabilities at fair value	$—	$2,414	$—	$2,414
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.3 billion as of both March 31, 2017 and December 31, 2016.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities	Common Stocks	Syndicated Loans
	(in millions)
Balance, January 1, 2017	$—	$5	$254
Total gains included in:
Net income	—	—	3	(1)
Purchases	—	—	55
Sales	—	—	(8)
Settlements	—	—	(23)
Transfers into Level 3	2	1	72
Transfers out of Level 3	—	(2)	(130)
Balance, March 31, 2017	$2	$4	$223

Changes in unrealized gains included in income relating to assets held at March 31, 2017	$—	$—	$2	(1)

	Common Stocks	Syndicated Loans		Other Assets	Debt
	(in millions)
Balance at January 1, 2016, previously reported	$3	$529		$2,065	$(6,630)
Cumulative effect of change in accounting policies (2)	(2)	(304)		(2,065)	6,630
Balance at January 1, 2016, as adjusted	1	225		—	—
Total losses included in:
Net income	—	(9)	(1)	—	—
Purchases	—	15		—	—
Settlements	—	(10)		—	—
Transfers into Level 3	2	139		—	—
Transfers out of Level 3	(1)	(60)		—	—
Balance, March 31, 2016	$2	$300		$—	$—

Changes in unrealized losses included in income relating to assets and liabilities held at March 31, 2016	$—	$(10)	(1)	$—	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) The cumulative effect of change in accounting policies includes the adoption impact of ASU 2015-02 - Consolidation: Amendments to the Consolidation Analysis and ASU 2014-13 – Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.
All Level 3 measurements as of March 31, 2017 and December 31, 2016 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.

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
Liabilities
Debt
The fair value of the CLOs’ assets, typically syndicated bank loans, is more observable than the fair value of the CLOs’ debt tranches for which market activity is limited and less transparent. As a result, the fair value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The fair value of the CLOs’ debt is classified as Level 2.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2017	December 31, 2016
	(in millions)
Syndicated loans
Unpaid principal balance	$2,243	$2,281
Excess unpaid principal over fair value	(61)	(83)
Fair value	$2,182	$2,198
Fair value of loans more than 90 days past due	$15	$8
Fair value of loans in nonaccrual status	15	8
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	32	34

Debt
Unpaid principal balance	$2,459	$2,459
Excess unpaid principal over carrying value	(118)	(140)
Carrying value (1)	$2,341	$2,319
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.3 billion as of both March 31, 2017 and December 31, 2016.
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
Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $3 million and $4 million for the three months ended March 31, 2017 and 2016, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
Debt of consolidated CLOs due 2025-2026	$2,341	$2,319	2.6%	2.5%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 7.0%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
4.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2017	December 31, 2016
	(in millions)
Available-for-Sale securities, at fair value	$30,582	$30,719
Mortgage loans, net	2,981	2,986
Policy and certificate loans	830	831
Other investments	1,378	1,298
Total	$35,771	$35,834

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following is a summary of net investment income:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Investment income on fixed maturities	$337	$343
Net realized gains (losses)	17	(16)
Affordable housing partnerships	(12)	(7)
Other	24	(17)
Consolidated investment entities	25	28
Total	$391	$331
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,068	$1,064	$(43)	$16,089	$—
Residential mortgage backed securities	6,866	80	(64)	6,882	(1)
Commercial mortgage backed securities	3,255	57	(38)	3,274	—
Asset backed securities	1,625	34	(12)	1,647	6
State and municipal obligations	2,221	204	(25)	2,400	—
U.S. government and agencies obligations	7	1	—	8	—
Foreign government bonds and obligations	249	20	(5)	264	—
Common stocks	9	10	(1)	18	6
Total	$29,300	$1,470	$(188)	$30,582	$11

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,231	$1,065	$(60)	$16,236	$—
Residential mortgage backed securities	6,899	86	(67)	6,918	(3)
Commercial mortgage backed securities	3,347	59	(39)	3,367	—
Asset backed securities	1,532	33	(16)	1,549	5
State and municipal obligations	2,195	198	(35)	2,358	—
U.S. government and agencies obligations	7	1	—	8	—
Foreign government bonds and obligations	251	17	(7)	261	—
Common stocks	10	13	(1)	22	6
Total	$29,472	$1,472	$(225)	$30,719	$8

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of March 31, 2017 and December 31, 2016, investment securities with a fair value of $1.5 billion and $1.6 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $566 million and $473 million, respectively, may be sold, pledged or rehypothecated by the counterparty.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of March 31, 2017 and December 31, 2016, fixed maturity securities comprised approximately 85% and 86%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of both March 31, 2017 and December 31, 2016, the Company’s internal analysts rated $1.1 billion of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$9,351	$9,395	31%	$9,252	$9,305	31%
AA	1,813	1,998	6	1,729	1,906	6
A	4,976	5,394	18	5,157	5,567	18
BBB	11,621	12,226	40	11,739	12,340	40
Below investment grade	1,530	1,551	5	1,585	1,579	5
Total fixed maturities	$29,291	$30,564	100%	$29,462	$30,697	100%
As of March 31, 2017 and December 31, 2016, approximately 45% and 47%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	169	$2,158	$(26)	25	$227	$(17)	194	$2,385	$(43)
Residential mortgage backed securities	127	2,610	(35)	168	1,237	(29)	295	3,847	(64)
Commercial mortgage backed securities	102	1,487	(37)	5	32	(1)	107	1,519	(38)
Asset backed securities	40	405	(7)	21	225	(5)	61	630	(12)
State and municipal obligations	153	326	(10)	3	115	(15)	156	441	(25)
Foreign government bonds and obligations	3	10	—	14	21	(5)	17	31	(5)
Common and preferred stocks	—	—	—	3	1	(1)	3	1	(1)
Total	594	$6,996	$(115)	239	$1,858	$(73)	833	$8,854	$(188)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	187	$2,452	$(33)	38	$377	$(27)	225	$2,829	$(60)
Residential mortgage backed securities	127	2,533	(33)	177	1,290	(34)	304	3,823	(67)
Commercial mortgage backed securities	100	1,583	(39)	5	43	—	105	1,626	(39)
Asset backed securities	48	524	(9)	27	298	(7)	75	822	(16)
State and municipal obligations	181	374	(14)	3	110	(21)	184	484	(35)
Foreign government bonds and obligations	7	30	(1)	15	23	(6)	22	53	(7)
Common and preferred stocks	—	—	—	3	1	(1)	3	1	(1)
Total	650	$7,496	$(129)	268	$2,142	$(96)	918	$9,638	$(225)
As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to a decrease in interest rates on the long end of the interest rate curve and a modest tightening of credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2017	2016
	(in millions)
Beginning balance	$69	$85
Credit losses for which an other-than-temporary impairment was not previously recognized	—	1
Credit losses for which an other-than-temporary impairment was previously recognized	1	—
Reductions for securities sold during the period (realized)	—	(5)
Ending balance	$70	$81
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Gross realized gains	$19	$4
Gross realized losses	—	(4)
Other-than-temporary impairments	(1)	(1)
Total	$18	$(1)
Other-than-temporary impairments for the three months ended March 31, 2017 and 2016 primarily related to credit losses on asset backed securities.
See Note 13 for a rollforward of net unrealized investment gains (losses) included in AOCI.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity as of March 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,701	$1,718
Due after one year through five years	6,725	7,021
Due after five years through 10 years	4,712	4,832
Due after 10 years	4,407	5,190
	17,545	18,761
Residential mortgage backed securities	6,866	6,882
Commercial mortgage backed securities	3,255	3,274
Asset backed securities	1,625	1,647
Common stocks	9	18
Total	$29,300	$30,582
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
The following table presents a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31,
	2017	2016
	(in millions)
Beginning balance	$29	$32
Provisions	—	(1)
Ending balance	$29	$31

Individually evaluated for impairment	$2	$4
Collectively evaluated for impairment	27	27
The recorded investment in financing receivables by impairment method was as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Individually evaluated for impairment	$18	$12
Collectively evaluated for impairment	3,469	3,480
Total	$3,487	$3,492
As of March 31, 2017 and December 31, 2016, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $12 million and $7 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the three months ended March 31, 2017 and 2016, the Company purchased $70 million and $14 million, respectively, of syndicated loans. On March 30, 2016, the Company sold $271 million of its consumer loans to a third party. The Company received cash proceeds of $260 million and recognized a loss of $11 million.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $2 million as of both March 31, 2017 and December 31, 2016. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% and nil of total commercial mortgage loans as of March 31, 2017 and December 31, 2016, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
East North Central	$203	$198	8%	7%
East South Central	87	88	3	3
Middle Atlantic	200	203	7	8
Mountain	243	240	9	9
New England	89	91	3	3
Pacific	744	746	28	28
South Atlantic	790	783	29	29
West North Central	223	222	8	8
West South Central	133	131	5	5
	2,712	2,702	100%	100%
Less: allowance for loan losses	21	21
Total	$2,691	$2,681

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
Apartments	$531	$504	20%	19%
Hotel	42	42	1	1
Industrial	461	446	17	17
Mixed use	50	49	2	2
Office	475	489	18	18
Retail	931	950	34	35
Other	222	222	8	8
	2,712	2,702	100%	100%
Less: allowance for loan losses	21	21
Total	$2,691	$2,681

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Syndicated Loans
The recorded investment in syndicated loans as of both March 31, 2017 and December 31, 2016 was $482 million. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of both March 31, 2017 and December 31, 2016 were $1 million.
Consumer Loans
The recorded investment in consumer loans as of March 31, 2017 and December 31, 2016 was $293 million and $308 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of both March 31, 2017 and December 31, 2016, approximately 2% of consumer loans had FICO scores below 640. As of both March 31, 2017 and December 31, 2016, none of the Company’s consumer loans had LTV ratios greater than 90%. The Company’s most significant geographic concentrations for consumer loans are in California representing 53% and 52% of the portfolio as of March 31, 2017 and December 31, 2016, respectively. Colorado and Washington represent 17% and 13%, respectively, of the portfolio as of March 31, 2017 and 18% and 13%, respectively, as of December 31, 2016. No other state represents more than 10% of the total consumer loan portfolio.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of March 31, 2017 and December 31, 2016. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2017 and 2016. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2017	2016
	(in millions)
Balance at January 1	$2,648	$2,730	(1)
Capitalization of acquisition costs	67	82
Amortization	(72)	(110)
Impact of change in net unrealized securities gains	—	(47)
Balance at March 31	$2,643	$2,655	(1)
(1) DAC balances were restated for the correction of commission expense accrual for certain insurance and annuity products in the fourth quarter of 2016. See Note 1 in the 2016 10-K.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2017	2016
	(in millions)
Balance at January 1	$302	$335
Capitalization of sales inducement costs	2	1
Amortization	(9)	(12)
Impact of change in net unrealized securities gains	—	(8)
Balance at March 31	$295	$316

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2017		December 31, 2016
	(in millions)
Policyholder account balances
Fixed annuities	$10,400		$10,588
Variable annuity fixed sub-accounts	5,212		5,211
Variable universal life (“VUL”)/universal life (“UL”) insurance	3,011		3,007
Indexed universal life (“IUL”) insurance	1,127		1,054
Other life insurance	747		758
Total policyholder account balances	20,497		20,618
Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	637		1,017
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(53)	(1)	(24)	(1)
Other annuity liabilities	71		66
Fixed annuities life contingent liabilities	1,488		1,497
Life, disability income and long term care insurance	5,610		5,556
VUL/UL and other life insurance additional liabilities	615		588
Total future policy benefits	8,368		8,700
Policy claims and other policyholders’ funds	897		884
Total policyholder account balances, future policy benefits and claims	$29,762		$30,202
(1) Includes the fair value of GMAB embedded derivatives that was a net asset as of both March 31, 2017 and December 31, 2016 reported as a contra liability.
Separate account liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Variable annuity	$71,154	$69,606
VUL insurance	6,867	6,659
Other insurance	32	33
Threadneedle investment liabilities	4,116	3,912
Total	$82,169	$80,210
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2017				December 31, 2016
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$57,540	$55,555	$50	66	$56,143	$54,145	$208	65
Five/six-year reset	8,919	6,198	16	66	8,878	6,170	22	66
One-year ratchet	6,474	6,102	33	68	6,426	6,050	110	68
Five-year ratchet	1,560	1,501	2	64	1,542	1,483	7	64
Other	997	973	71	71	965	942	86	71
Total — GMDB	$75,490	$70,329	$172	66	$73,954	$68,790	$433	65
GGU death benefit	$1,070	$1,019	$115	69	$1,047	$996	$108	68
GMIB	$240	$222	$9	68	$245	$227	$13	68
GMWB:
GMWB	$2,615	$2,607	$2	70	$2,650	$2,642	$2	70
GMWB for life	40,729	40,594	221	66	39,436	39,282	495	66
Total — GMWB	$43,344	$43,201	$223	66	$42,086	$41,924	$497	66
GMAB	$3,385	$3,378	$4	59	$3,484	$3,476	$21	59
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2017		December 31, 2016
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,407	64	$6,376	64
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	4	—	649	31	22
Paid claims	(4)	—	—	—	(6)
Balance at March 31, 2016	$14	$8	$1,706	$31	$348

Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	1	—	(380)	(29)	23
Paid claims	(1)	(1)	—	—	(8)
Balance at March 31, 2017	$16	$7	$637	$(53)	$449
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
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2017	December 31, 2016
	(in millions)
Mutual funds:
Equity	$42,276	$40,622
Bond	23,220	23,142
Other	5,145	5,326
Total mutual funds	$70,641	$69,090
9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Capitalized lease obligations	47	49
Other(1)	14	18
Total long-term debt	2,911	2,917

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150	150	0.8	0.8
Repurchase agreements	50	50	1.1	0.9
Total short-term borrowings	200	200
Total	$3,111	$3,117
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both March 31, 2017 and December 31, 2016, the Company has pledged $33 million of agency residential mortgage backed securities and $19 million of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than four months as of March 31, 2017 and less than three months as of December 31, 2016. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on the repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $769 million and $771 million as of March 31, 2017 and December 31, 2016, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of March 31, 2017 and less than four months as of December 31, 2016. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company has an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility as of both March 31, 2017 and December 31, 2016 and outstanding letters of credit issued against this facility were $1 million as of March 31, 2017. The Company’s credit facility contain various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both March 31, 2017 and December 31, 2016.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$31	$1,607	$—	$1,638
Available-for-Sale securities:
Corporate debt securities	—	14,745	1,344	16,089
Residential mortgage backed securities	—	6,566	316	6,882
Commercial mortgage backed securities	—	3,274	—	3,274
Asset backed securities	—	1,583	64	1,647
State and municipal obligations	—	2,400	—	2,400
U.S. government and agencies obligations	8	—	—	8
Foreign government bonds and obligations	—	264	—	264
Common stocks	4	1	8	13
Common stocks measured at net asset value (“NAV”)				5	(1)
Total Available-for-Sale securities	12	28,833	1,732	30,582
Trading securities	115	29	—	144
Separate account assets measured at NAV				82,169	(1)
Investments segregated for regulatory purposes	400	—	—	400
Other assets:
Interest rate derivative contracts	—	1,142	—	1,142
Equity derivative contracts	40	1,627	—	1,667
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	2	58	—	60
Other derivative contracts	1	—	—	1
Total other assets	43	2,828	—	2,871
Total assets at fair value	$601	$33,297	$1,732	$117,804

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$4	$—	$4
IUL embedded derivatives	—	—	493	493
GMWB and GMAB embedded derivatives	—	—	188	188	(2)
Total policyholder account balances, future policy benefits and claims	—	4	681	685	(3)
Customer deposits	—	9	—	9
Other liabilities:
Interest rate derivative contracts	1	463	—	464
Equity derivative contracts	10	2,237	—	2,247
Foreign exchange derivative contracts	1	37	—	38
Other derivative contracts	—	135	—	135
Other	7	6	13	26
Total other liabilities	19	2,878	13	2,910
Total liabilities at fair value	$19	$2,891	$694	$3,604

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$30	$1,796	$—	$1,826
Available-for-Sale securities:
Corporate debt securities	—	14,925	1,311	16,236
Residential mortgage backed securities	—	6,650	268	6,918
Commercial mortgage backed securities	—	3,367	—	3,367
Asset backed securities	—	1,481	68	1,549
State and municipal obligations	—	2,358	—	2,358
U.S. government and agencies obligations	8	—	—	8
Foreign government bonds and obligations	—	261	—	261
Common stocks	8	8	1	17
Common stocks at NAV				5	(1)
Total Available-for-Sale securities	16	29,050	1,648	30,719
Trading securities	9	16	—	25
Separate account assets at NAV				80,210	(1)
Investments segregated for regulatory purposes	425	—	—	425
Other assets:
Interest rate derivative contracts	—	1,775	—	1,775
Equity derivative contracts	42	1,526	—	1,568
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	13	80	—	93
Other derivative contracts	1	8	—	9
Total other assets	56	3,390	—	3,446
Total assets at fair value	$536	$34,252	$1,648	$116,651

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	464	464
GMWB and GMAB embedded derivatives	—	—	614	614	(4)
Total policyholder account balances, future policy benefits and claims	—	5	1,078	1,083	(5)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	2	977	—	979
Equity derivative contracts	3	2,024	—	2,027
Foreign exchange derivative contracts	2	45	—	47
Other derivative contracts	—	118	—	118
Other	3	8	13	24
Total other liabilities	10	3,172	13	3,195
Total liabilities at fair value	$10	$3,185	$1,091	$4,286

(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $585 million of individual contracts in a liability position and $397 million of individual contracts in an asset position as of March 31, 2017.

(3)	The Company’s adjustment for nonperformance risk resulted in a $435 million cumulative decrease to the embedded derivatives as of March 31, 2017.

(4)	The fair value of the GMWB and GMAB embedded derivatives included $880 million of individual contracts in a liability position and

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

$266 million of individual contracts in an asset position as of December 31, 2016.

(5)	The Company’s adjustment for nonperformance risk resulted in a $498 million cumulative decrease to the embedded derivatives as of December 31, 2016.
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2017	$1,311	$268	$68	$1	$1,648
Total gains included in:
Other comprehensive income	—	—	1	—	1
Purchases	62	132	49	—	243
Settlements	(29)	(12)	(13)	—	(54)
Transfers into Level 3	—	—	—	8	8
Transfers out of Level 3	—	(72)	(41)	(1)	(114)
Balance, March 31, 2017	$1,344	$316	$64	$8	$1,732

Changes in unrealized gains (losses) relating to assets held at March 31, 2017	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078	$13
Total (gains) losses included in:
Net income	19	(1)	(499)	(2)	(480)	—
Issues	22		77		99	—
Settlements	(12)		(4)		(16)	—
Balance, March 31, 2017	$493		$188		$681	$13

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2017	$19	(1)	$(484)	(2)	$(465)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,425	$218	$3	$162	$1,808
Cumulative effect of change in accounting policies	—	—	—	21	21
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(2)	(3)
Other comprehensive income	18	(3)	—	(3)	12
Purchases	—	—	9	1	10
Settlements	(31)	(16)	(2)	—	(49)
Transfers out of Level 3	—	(25)	—	(10)	(35)
Balance, March 31, 2016	$1,411	$174	$10	$170	$1,765

Changes in unrealized losses relating to assets held at March 31, 2016	$—	$—	$—	$(1)	$(1)	(3)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total (gains) losses included in:
Net income	(8)	(1)	602	(2)	594
Issues	32		68		100
Settlements	(6)		(6)		(12)
Balance, March 31, 2016	$382		$1,515		$1,897

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2016	$(8)	(1)	$616	(2)	$608
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(3) Included in net investment income in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(45) million and $189 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended March 31, 2017 and 2016, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,340	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	2.5%	1.2%
Asset backed securities	$15	Discounted cash flow	Annual short-term default rate	4.3%
			Annual long-term default rate	2.5%
			Discount rate	11.0%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	62.8%
IUL embedded derivatives	$493	Discounted cash flow	Nonperformance risk (1)	80 bps
GMWB and GMAB embedded derivatives	$188	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.1%	–	66.4%
			Market volatility (3)	5.0%	–	20.0%
			Nonperformance risk (1)	80 bps
Contingent consideration liability	$13	Discounted cash flow	Discount rate	9.0%

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,308	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	2.5%	1.3%
Asset backed securities	$14	Discounted cash flow	Annual short-term default rate	4.8%
			Annual long-term default rate	2.5%
			Discount rate	13.5%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	62.8%
IUL embedded derivatives	$464	Discounted cash flow	Nonperformance risk (1)	82 bps
GMWB and GMAB embedded derivatives	$614	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.1%	–	66.4%
			Market volatility (3)	5.3%	–	21.2%
			Nonperformance risk (1)	82 bps
Contingent consideration liability	$13	Discounted cash flow	Discount rate	9.0%

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Investments (Available-for-Sale Securities and Trading Securities)
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations and U.S. agency and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities and asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of certain asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in certain asset backed securities is classified as Level 3. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of March 31, 2017 and December 31, 2016. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of March 31, 2017 and December 31, 2016. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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
In 2016, the Company recorded a contingent consideration liability for an earn-out related to the Company’s acquisition of Emerging Global Advisors. The earn-out is based on the net revenues generated by net flows of assets under management and may be paid over a three year period beginning on the third anniversary of the acquisition date. The contingent consideration liability is recorded at fair value using a discounted cash flow model under multiple scenarios and includes an unobservable input. Given the use of an unobservable input, the fair value of the contingent consideration liability is classified as Level 3 within the fair value hierarchy.
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,981	$—	$—	$2,988	$2,988
Policy and certificate loans	830	—	—	791	791
Receivables	1,455	156	1,295	2	1,453
Restricted and segregated cash	3,003	3,003	—	—	3,003
Other investments and assets	508	—	443	65	508

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,715	$—	$—	$11,247	$11,247
Investment certificate reserves	6,129	—	—	6,114	6,114
Brokerage customer deposits	4,190	4,190	—	—	4,190
Separate account liabilities measured at NAV	4,463				4,463	(1)
Debt and other liabilities	3,388	169	3,192	164	3,525

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,986	$—	$—	$2,972	$2,972
Policy and certificate loans	831	—	1	807	808
Receivables	1,396	127	1,270	3	1,400
Restricted and segregated cash	2,905	2,905	—	—	2,905
Other investments and assets	508	—	449	61	510

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,906	$—	$—	$11,417	$11,417
Investment certificate reserves	5,927	—	—	5,914	5,914
Brokerage customer deposits	4,112	4,112	—	—	4,112
Separate account liabilities measured at NAV	4,253				4,253	(1)
Debt and other liabilities	3,371	146	3,176	169	3,491

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,835	$—	$2,835	$(2,256)	$(371)	$(201)	$7
OTC cleared (2)	21	—	21	(21)	—	—	—
Exchange-traded	15	—	15	(3)	—	—	12
Total derivatives	2,871	—	2,871	(2,280)	(371)	(201)	19
Securities borrowed	156	—	156	(40)	—	(113)	3
Total	$3,027	$—	$3,027	$(2,320)	$(371)	$(314)	$22

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,920	$—	$2,920	$(2,214)	$(406)	$(235)	$65
OTC cleared	512	—	512	(509)	(3)	—	—
Exchange-traded	14	—	14	(2)	—	—	12
Total derivatives	3,446	—	3,446	(2,725)	(409)	(235)	77
Securities borrowed	127	—	127	(16)	—	(108)	3
Total	$3,573	$—	$3,573	$(2,741)	$(409)	$(343)	$80
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
(2) The decrease in OTC cleared derivatives from December 31, 2016 is a result of certain central clearing parties amending their rules resulting in variation margin payments being settlement payments, as opposed to collateral.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,853	$—	$2,853	$(2,256)	$(77)	$(499)	$21
OTC cleared (2)	26	—	26	(21)	—	—	5
Exchange-traded	5	—	5	(3)	—	—	2
Total derivatives	2,884	—	2,884	(2,280)	(77)	(499)	28
Securities loaned	169	—	169	(40)	—	(124)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,103	$—	$3,103	$(2,320)	$(77)	$(673)	$33

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,626	$—	$2,626	$(2,214)	$(53)	$(352)	$7
OTC cleared	539	—	539	(509)	(25)	—	5
Exchange-traded	6	—	6	(2)	—	—	4
Total derivatives	3,171	—	3,171	(2,725)	(78)	(352)	16
Securities loaned	146	—	146	(16)	—	(125)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,367	$—	$3,367	$(2,741)	$(78)	$(527)	$21
(1) Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
(2) The decrease in OTC cleared derivatives from December 31, 2016 is a result of certain central clearing parties amending their rules resulting in variation margin payments being settlement payments, as opposed to collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$35	$—	$675	$40	$—
Foreign exchange contracts	20	—	—	164	12	—
Total qualifying hedges	695	35	—	839	52	—

Derivatives not designated as hedging instruments
Interest rate contracts	70,724	1,107	464	71,949	1,735	979
Equity contracts	60,262	1,667	2,247	60,696	1,568	2,027
Credit contracts	1,148	1	—	1,039	1	—
Foreign exchange contracts	4,709	60	38	4,733	81	47
Other contracts	5,185	1	135	3,060	9	118
Total non-designated hedges	142,028	2,836	2,884	141,477	3,394	3,171

Embedded derivatives
GMWB and GMAB (4)	N/A	—	188	N/A	—	614
IUL	N/A	—	493	N/A	—	464
EIA	N/A	—	4	N/A	—	5
SMC	N/A	—	9	N/A	—	8
Total embedded derivatives	N/A	—	694	N/A	—	1,091
Total derivatives	$142,723	$2,871	$3,578	$142,316	$3,446	$4,262
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.2 billion and $1.5 billion as of March 31, 2017 and December 31, 2016, respectively. See Note 11 for additional information related to master netting arrangements and cash collateral. See Note 3 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2017 included $585 million of individual contracts in a liability position and $397 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2016 included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2017 and December 31, 2016, investment securities with a fair value of $229 million and $235 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $124 million and $118 million, respectively, may be sold, pledged or rehypothecated by the Company. As of March 31, 2017 and December 31, 2016, the Company had sold, pledged or rehypothecated $14 million and $19 million, respectively, of these securities. In addition, as of March 31, 2017 and December 31, 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2017
Interest rate contracts	$1	$—	$—	$—	$(75)	$—
Equity contracts	2	1	15	19	(416)	3
Credit contracts	—	—	—	—	(8)	—
Foreign exchange contracts	—	—	1	—	(24)	1
Other contracts	—	—	—	—	(52)	—
GMWB and GMAB embedded derivatives	—	—	—	—	426	—
IUL embedded derivatives	—	—	—	(7)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$3	$—	$16	$12	$(149)	$4

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2016
Interest rate contracts	$(40)	$—	$—	$—	$755	$—
Equity contracts	—	(1)	(2)	(3)	(65)	1
Credit contracts	—	—	—	—	(16)	—
Foreign exchange contracts	—	—	3	—	(35)	6
Other contracts	—	—	—	—	(9)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(664)	—
IUL embedded derivatives	—	—	—	14	—	—
SMC embedded derivatives	—	1	—	—	—	—
Total gain (loss)	$(40)	$—	$1	$11	$(34)	$7
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of March 31, 2017:

	Premiums Payable	Premiums Receivable
	(in millions)
2017 (1)	$223	$70
2018	229	131
2019	275	172
2020	196	99
2021	186	108
2022 - 2027	650	184
Total	$1,759	$764
(1) 2017 amounts represent the amounts payable and receivable for the period from April 1, 2017 to December 31, 2017.
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
For the three months ended March 31, 2017 and 2016, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of March 31, 2017 that the Company expects to reclassify to earnings within the next twelve months is $3 million, which consists of $1 million of pretax gains to be recorded as a reduction to interest and debt expense and $4 million of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 18 years and relates to forecasted debt interest payments. See Note 13 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value Hedges
The Company entered into and designated as fair value hedges two interest rate swaps to convert senior notes due 2019 and 2020 from fixed rate debt to floating rate debt. The swaps have identical terms as the underlying debt being hedged so no ineffectiveness is expected to be realized. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. The following table presents the amounts recognized in income related to fair value hedges:

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended March 31,
		2017	2016
		(in millions)
Interest rate contracts	Interest and debt expense	$4	$5
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended March 31, 2017, the Company recognized a gain of $2 million in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2017 and December 31, 2016, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $364 million and $254 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2017 and December 31, 2016 was $343 million and $246 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2017 and December 31, 2016 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $21 million and $8 million, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Shareholders’ Equity
The following table provides the amounts related to each component of OCI:

	Three Months Ended March 31,
	2017			2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$53	$(17)	$36	$493	$(173)	$320
Reclassification of net securities (gains) losses included in net income (2)	(18)	6	(12)	1	—	1
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(26)	9	(17)	(197)	69	(128)
Net unrealized securities gains	9	(2)	7	297	(104)	193
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	2	(1)	1	1	—	1
Net unrealized derivatives gains	2	(1)	1	1	—	1
Defined benefit plans:
Net gain arising during the period	7	(2)	5	—	—	—
Defined benefit plans	7	(2)	5	—	—	—
Foreign currency translation	11	(4)	7	(17)	6	(11)
Other	(1)	—	(1)	—	—	—
Total other comprehensive income	$28	$(9)	$19	$281	$(98)	$183
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes a $1 million pretax loss reclassified to net investment income for both the three months ended March 31, 2017 and 2016.
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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2017	$479		$5	$(125)	$(159)	$—	$200
OCI before reclassifications	19		—	—	7	(1)	25
Amounts reclassified from AOCI	(12)		1	5	—	—	(6)
Total OCI	7		1	5	7	(1)	19
Balance, March 31, 2017	$486	(1)	$6	$(120)	$(152)	$(1)	$219

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Defined Benefit Plans	Foreign Currency Translation	Total
	(in millions)
Balance, January 1, 2016, as previously reported	$426		$1	$(91)	$(83)	$253
Cumulative effect of change in accounting policies	6		—	—	—	6
Balance, January 1, 2016, as adjusted	432		1	(91)	(83)	259
OCI before reclassifications	192		—	—	(11)	181
Amounts reclassified from AOCI	1		1	—	—	2
Total OCI	193		1	—	(11)	183
Balance, March 31, 2016	$625	(1)	$2	$(91)	$(94)	$442
(1) Includes $8 million and $(1) million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of March 31, 2017 and March 31, 2016, respectively.
For the three months ended March 31, 2017 and 2016, the Company repurchased a total of 2.9 million shares and 5.1 million shares, respectively, of its common stock for an aggregate cost of $357 million and $451 million, respectively. In December 2015, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through December 31, 2017. As of March 31, 2017, the Company had $572 million remaining under this share repurchase authorization. In April 2017, the Company’s Board of Directors authorized an additional expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019.
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
For the three months ended March 31, 2017 and 2016, the Company reacquired 0.2 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $30 million and $26 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2017 and 2016, the Company reacquired 1.0 million shares and 0.1 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $122 million and $8 million, respectively.
During the three months ended March 31, 2017 and 2016, the Company reissued 0.7 million and 0.9 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
14.  Income Taxes
The Company’s effective tax rate was 15.2% and 23.3% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, and lower taxes on net income from foreign subsidiaries. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the prior year period is primarily due to a $28 million benefit for stock compensation due to the adoption of Accounting Standards Update 2016-09 Stock Compensation - Improvements to Employee Share-Based Payment Accounting as well as a $20 million benefit for a reversal of a tax reserve related to prior years.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $14 million, net of federal benefit, which will expire beginning December 31, 2017.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $12 million as of March 31, 2017 and $11 million as of December 31, 2016.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of March 31, 2017 and December 31, 2016, the Company had $126 million and $115 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $50 million and $46 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2017 and December 31, 2016, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $20 million to $30 million in the next 12 months primarily due to resolution of audits and statute expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and a net decrease of $44 million in interest and penalties for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had a payable of $9 million and $8 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS has completed its examination of the 2006 through 2011 tax returns and these years are effectively settled; however, the statutes of limitation, except for 2007, remain open for certain carryover adjustments. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 through 2015. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2015.
15.  Contingencies
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2017 and December 31, 2016, the estimated liability was $16 million and the related premium tax asset was $14 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
In November 2014, a lawsuit was filed against the Company’s London-based asset management affiliate in England’s High Court of Justice Commercial Court, entitled Otkritie Capital International Ltd and JSC Otkritie Holding v. Threadneedle Asset Management Ltd. and Threadneedle Management Services Ltd. (“Threadneedle Defendants”). Claimants allege that the Threadneedle Defendants should be held liable for the wrongful acts of one of its former employees, who in February 2014 was held jointly and severally liable with several other parties for conspiracy and dishonest assistance in connection with a fraud perpetrated against Claimants in 2011. Claimants allege they were harmed by that fraud in the amount of $106 million. The Threadneedle Defendants applied to the Court for an Order dismissing the proceedings as an abuse of process of the Court. This application was declined in August 2015. The Threadneedle Defendants applied to the Court of Appeal for leave to appeal, which application was granted in November 2015. In April 2017, the Court of Appeal denied the Threadneedle Defendants’ appeal. The case will now proceed in England’s High Court of Justice Commercial Court. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the number of parties involved, and the failure to allege any specific, evidence based damages.
16.  Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions, except per share amounts)
Numerator:
Net income	$403	$364

Denominator:
Basic: Weighted-average common shares outstanding	157.5	172.6
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.6	1.8
Diluted: Weighted-average common shares outstanding	160.1	174.4

Earnings per share:
Basic	$2.56	$2.11
Diluted	$2.52	$2.09
The calculation of diluted earnings per share excludes the incremental effect of 2.5 million and 4.9 million options as of March 31, 2017 and 2016, respectively, due to their anti-dilutive effect.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

17.  Segment Information
The Company’s reporting segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.
Beginning in the first quarter of 2017, the long term care business, which had been reported as part of the Protection segment, is reflected in the Corporate & Other segment. The Company discontinued underwriting long term care insurance in 2002 and the transfer of this closed block to the Corporate & Other segment allows investors to better understand the performance of the Company’s on-going Protection businesses. Prior periods presented have been restated to reflect the change.
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2017	December 31, 2016
	(in millions)
Advice & Wealth Management	$13,157	$12,654
Asset Management	7,194	7,254
Annuities	94,248	93,481
Protection	16,909	16,780
Corporate & Other	9,349	9,652
Total assets	$140,857	$139,821

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,295	$1,198
Asset Management	726	724
Annuities	608	596
Protection	521	542
Corporate & Other	57	68
Eliminations (1)	(347)	(340)
Total segment operating revenues	2,860	2,788
Net realized investment gains (losses)	17	(16)
Revenues attributable to CIEs	22	24
Market impact on IUL benefits, net	1	9
Market impact of hedges on investments	1	(40)
Total net revenues per consolidated statements of operations (2)	$2,901	$2,765
(1) Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2017 and 2016 in each segment as follows: Advice & Wealth Management ($237 and $239, respectively); Asset Management ($11 and $11, respectively); Annuities ($84 and $79, respectively); Protection ($15 and $11, respectively); and Corporate & Other (nil and nil, respectively).
(2) Includes foreign net revenues of $156 million and $172 million for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating earnings:
Advice & Wealth Management	$248	$205
Asset Management	150	149
Annuities	139	124
Protection	63	68
Corporate & Other	(80)	(49)
Total segment operating earnings	520	497
Net realized investment gains (losses)	16	(16)
Net income (loss) attributable to CIEs	1	(2)
Market impact on variable annuity guaranteed benefits, net	(63)	17
Market impact on IUL benefits, net	—	19
Market impact of hedges on investments	1	(40)
Pretax income per consolidated statements of operations	$475	$475

AMERIPRISE FINANCIAL, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2017 (“2016 10-K”), as well as our current reports on Form 8-K and other publicly available information. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with $817.6 billion in assets under management and administration as of March 31, 2017.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in our 2016 10-K and other factors as discussed herein.
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

AMERIPRISE FINANCIAL, INC.

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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Total net revenues	$2,901	$2,765
Less: Revenue attributable to CIEs	22	24
Less: Net realized investment gains (losses)	17	(16)
Less: Market impact on indexed universal life benefits	1	9
Less: Market impact of hedges on investments	1	(40)
Operating total net revenues	$2,860	$2,788

	Three Months Ended March 31,		Per Diluted Share
			Three Months Ended March 31,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net income	$403	$364	$2.52	$2.09
Less: Net income (loss) attributable to CIEs	1	(1)	0.01	—
Add: Market impact on variable annuity guaranteed benefits (1)	63	(17)	0.40	(0.09)
Add: Market impact on indexed universal life benefits (1)	—	(19)	—	(0.11)
Add: Market impact of hedges on investments (1)	(1)	40	(0.01)	0.23
Less: Net realized investment gains (losses) (1)	16	(16)	0.10	(0.09)
Tax effect of adjustments (2)	(16)	(7)	(0.10)	(0.04)
Operating earnings	$432	$378	$2.70	$2.17

Weighted average common shares outstanding:
Basic	157.5	172.6
Diluted	160.1	174.4
(1) Pretax operating adjustments.
(2) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended March 31,
	2017	2016
	(in millions)
Net income attributable to Ameriprise Financial	$1,353	$1,533
Less: Adjustments (1)	(128)	(149)
Operating earnings	$1,481	$1,682

Total Ameriprise Financial, Inc. shareholders’ equity	$6,684	$7,576
Less: AOCI, net of tax	419	472
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,265	7,104
Less: Equity impacts attributable to CIEs	—	170
Operating equity	$6,265	$6,934

Return on equity, excluding AOCI	21.6%	21.6%
Operating return on equity, excluding AOCI (2)	23.6%	24.3%
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
(2) Operating return on equity, excluding AOCI, is calculated using the trailing twelve months of earnings excluding the after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and net income (loss) from consolidated investment entities in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 35%.
The Department of Labor published regulations in April 2016 that would expand the scope of who is considered an ERISA fiduciary and these regulations focus in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Tax qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. While effective on June 7, 2016, these regulations are not scheduled to begin to be applicable until June 9, 2017, with full applicability of all requirements scheduled for January 1, 2018. As of February 3, 2017, per various memoranda and statements issued by President Trump and the Department of Labor, these regulations were under review by the Department of Labor. As a result, it is unclear whether the Department of Labor will substantially rescind or revise the regulations as adopted in 2016. In light of the uncertainty regarding the fiduciary regulation, while we prudently continue to prepare to comply with the Department of Labor’s investment fiduciary regulations and exemptions in the form in which they were adopted in April 2016, we are also evaluating the impact to our clients, financial advisors and business should the Department of Labor decide to delay, rescind or revise the regulations per the developments since President Trump’s inauguration as generally described above.
Critical Accounting Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates” in our 2016 10-K.
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
The following table presents detail regarding our AUM and AUA:

	March 31,		Change
	2017	2016
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$211.7	$182.3	$29.4	16%
Asset Management AUM	467.0	464.1	2.9	1
Corporate & Other AUM	0.3	0.4	(0.1)	(25)
Eliminations	(24.6)	(23.2)	(1.4)	(6)
Total Assets Under Management	654.4	623.6	30.8	5
Total Assets Under Administration	163.2	149.1	14.1	9
Total AUM and AUA	$817.6	$772.7	$44.9	6%
Total AUM increased $30.8 billion, or 5%, to $654.4 billion as of March 31, 2017 compared to $623.6 billion as of March 31, 2016 primarily due to a $29.4 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016
The following table presents our consolidated results of operations:

	Three Months Ended March 31,
	2017	2016	Change
	(in millions)
Revenues
Management and financial advice fees	$1,482	$1,386	$96	7%
Distribution fees	443	435	8	2
Net investment income	391	331	60	18
Premiums	339	368	(29)	(8)
Other revenues	256	254	2	1
Total revenues	2,911	2,774	137	5
Banking and deposit interest expense	10	9	1	11
Total net revenues	2,901	2,765	136	5
Expenses
Distribution expenses	823	770	53	7
Interest credited to fixed accounts	162	146	16	11
Benefits, claims, losses and settlement expenses	567	482	85	18
Amortization of deferred acquisition costs	72	110	(38)	(35)
Interest and debt expense	50	55	(5)	(9)
General and administrative expense	752	727	25	3
Total expenses	2,426	2,290	136	6
Pretax income	475	475	—	—
Income tax provision	72	111	(39)	(35)
Net income	$403	$364	$39	11%
Overall
Pretax income was flat at $475 million for the three months ended March 31, 2017 compared to the prior year period primarily reflecting market appreciation, an increase in net investment income, wrap account net inflows and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance, offset by the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), asset management net outflows, an $11 million increase in life and disability income (“DI”) insurance claims, a negative impact from higher than expected lapses on variable annuities and an increase in general and administrative expense.
Net realized investment gains (net of the related DSIC and DAC amortization) were $16 million for the three months ended March 31, 2017 compared to net realized investment losses (net of the related DSIC and DAC amortization) of $16 million for the prior year period. The market impact of hedges on investments was a benefit of $1 million compared to an expense of $40 million for the prior year period.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $63 million for the three months ended March 31, 2017 compared to a benefit of $17 million for the prior year period.
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was nil for the three months ended March 31, 2017 compared to a benefit of $19 million for the prior year period.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $19 million ($9 million for DAC, $2 million for DSIC and $8 million for insurance features in non-traditional long duration contracts) for the three months ended March 31, 2017 reflecting favorable equity market returns compared to an expense of $10 million ($6 million for DAC, $1 million for DSIC and $3 million for insurance features in non-traditional long duration contracts) for the prior year period.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues increased $136 million, or 5%, to $2.9 billion for the three months ended March 31, 2017 compared to $2.8 billion for the prior year period primarily due to market appreciation, wrap account net inflows and an increase in net investment income, partially offset by a $34 million decrease in net revenues from the impact of transitioning advisory accounts to share classes without 12b-1 fees, asset management net outflows and lower premiums.
Management and financial advice fees increased $96 million, or 7%, to $1.5 billion for the three months ended March 31, 2017 compared to $1.4 billion for the prior year period primarily due to market appreciation, partially offset by a $14 million negative impact of one fewer fee day, an $11 million decrease in performance fees and a $14 million negative impact of foreign exchange. Average AUM increased $29.7 billion, or 5%, compared to the prior year period due to market appreciation and wrap account net inflows, partially offset by asset management net outflows and the negative impact of foreign currency translation. See our discussion on the changes in AUM in our segment results of operations section.
Net investment income increased $60 million, or 18%, to $391 million for the three months ended March 31, 2017 compared to $331 million for the prior year period due to a $41 million favorable change in the market impact of hedges on investments and net realized investment gains of $17 million for the first quarter of 2017 compared to net realized investment losses of $16 million for the prior year period.
Premiums decreased $29 million, or 8%, to $339 million for the three months ended March 31, 2017 compared to $368 million for the prior year period primarily reflecting higher ceded premiums due to new quota share reinsurance arrangements we entered into at the beginning of the year to reduce risk.
Expenses
Total expenses increased $136 million, or 6%, to $2.4 billion for the three months ended March 31, 2017 compared to $2.3 billion for the prior year period primarily due to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and higher distribution expenses from increased advisor productivity, as well as an increase in general and administrative expense.
Distribution expenses increased $53 million, or 7%, to $823 million for the three months ended March 31, 2017 compared to $770 million for the prior year period reflecting market appreciation, partially offset by a $25 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts.
Interest credited to fixed accounts increased $16 million, or 11%, to $162 million for the three months ended March 31, 2017 compared to $146 million for the prior year period due to the market impact on indexed universal life benefits, net of hedges, which was nil for the three months ended March 31, 2017 compared to a benefit of $16 million for the prior year period.
Benefits, claims, losses and settlement expenses increased $85 million, or 18%, to $567 million for the three months ended March 31, 2017 compared to $482 million for the prior year period primarily reflecting the following items:

•
A $9 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $10 million negative impact in the first quarter of 2017 from changes in assumptions in the third quarter unlocking process that result in ongoing increases to living benefit reserves.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $10 million for the three months ended March 31, 2017 reflecting favorable equity market returns compared to an expense of $4 million for the prior year period.

•
A $30 million decrease in benefits, claims, losses and settlement expenses related to our auto and home business reflecting a lower non-catastrophe loss ratio and the impact of new quota share reinsurance arrangements.

•
A $284 million increase in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The unfavorable impact of the nonperformance credit spread was $65 million for the three months ended March 31, 2017 compared to a favorable impact of $219 million for the prior year period.

•
A $179 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.4 billion change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $1.2 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $2 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense in the first quarter of 2017 compared to the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit in the first quarter of 2017 compared to an expense in the prior year period.

AMERIPRISE FINANCIAL, INC.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense in the first quarter of 2017 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Amortization of DAC decreased $38 million, or 35%, to $72 million for the three months ended March 31, 2017 compared to $110 million for the prior year period primarily reflecting the following items:

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $9 million for the first quarter of 2017 reflecting favorable equity market returns compared to an expense of $6 million for the prior year period.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $9 million for the first quarter of 2017 compared to an expense of $16 million for the prior year period.

General and administrative expenses increased $25 million, or 3%, to $752 million for the three months ended March 31, 2017 compared to $727 million for the prior year period due to a $9 million expense related to the renegotiation of a vendor arrangement, a $5 million increase in expense related to planning and implementation of the new Department of Labor fiduciary standard, higher performance based compensation and a $9 million sales and use tax reserve release in the first quarter of 2016, partially offset by a positive impact of foreign exchange.
Income Taxes
Our effective tax rate was 15.2% for the three months ended March 31, 2017 compared to 23.3% for the prior year period. Our effective tax rates for the three months ended March 31, 2017 and 2016 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, and lower taxes on net income from foreign subsidiaries. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the prior year period is primarily due to a $28 million benefit for stock compensation due to the adoption of Accounting Standards Update 2016-09 Stock Compensation - Improvements to Employee Share-Based Payment Accounting as well as a $20 million benefit for a reversal of a tax reserve related to prior years.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Three Months Ended March 31, 2017 and 2016
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
Beginning in the first quarter of 2017, the long term care business, which had been reported as part of the Protection segment, is reflected in the Corporate & Other segment. We discontinued underwriting long term care insurance in 2002 and the transfer of this closed block to the Corporate & Other segment allows investors to better understand the performance of our on-going Protection businesses. Prior periods presented have been restated to reflect the change.
The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Advice & Wealth Management
Net revenues	$1,295	$1,198
Expenses	1,047	993
Operating earnings	$248	$205
Asset Management
Net revenues	$726	$724
Expenses	576	575
Operating earnings	$150	$149
Annuities
Net revenues	$608	$596
Expenses	469	472
Operating earnings	$139	$124
Protection
Net revenues	$521	$542
Expenses	458	474
Operating earnings	$63	$68
Corporate & Other
Net revenues	$57	$68
Expenses	137	117
Operating loss	$(80)	$(49)

AMERIPRISE FINANCIAL, INC.

Advice & Wealth Management
In April 2017, we announced a definitive agreement to acquire Investment Professionals, Inc. (“IPI”), an independent broker dealer specializing in the on-site delivery of investment programs for financial institutions, including banks and credit unions. IPI had approximately 200 advisors and $8 billion in assets at December 31, 2016. The acquisition is expected to close in the third quarter of 2017.
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2017	2016
	(in billions)
Beginning balance	$201.1	$180.5
Net flows	3.9	1.8
Market appreciation and other	7.9	1.1
Ending balance	$212.9	$183.4

Advisory wrap account assets ending balance (1)	$210.9	$181.6
Average advisory wrap account assets (2)	$205.4	$176.6

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $11.8 billion, or 6%, during the three months ended March 31, 2017 due to net inflows of $3.9 billion and market appreciation and other of $7.9 billion. Average advisory wrap account assets increased $28.8 billion, or 16%, compared to the prior year period primarily reflecting net inflows and market appreciation.
The following table presents the changes in wrap account assets for the twelve months ended March 31:

	2017	2016
	(in billions)
Beginning balance	$183.4	$180.0
Net flows	12.3	10.2
Market appreciation (depreciation) and other	17.2	(6.8)
Ending balance	$212.9	$183.4
Wrap account assets increased $29.5 billion, or 16%, from the prior year period primarily due to net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended March 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$722	$631	$91	14%
Distribution fees	513	514	(1)	—
Net investment income	52	44	8	18
Other revenues	18	18	—	—
Total revenues	1,305	1,207	98	8
Banking and deposit interest expense	10	9	1	11
Total net revenues	1,295	1,198	97	8
Expenses
Distribution expenses	777	732	45	6
Interest and debt expense	2	2	—	—
General and administrative expense	268	259	9	3
Total expenses	1,047	993	54	5
Operating earnings	$248	$205	$43	21%

AMERIPRISE FINANCIAL, INC.

Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $43 million, or 21%, to $248 million for the three months ended March 31, 2017 compared to $205 million for the prior year period reflecting wrap account net inflows, market appreciation and higher earnings on brokerage cash. Pretax operating margin was 19.2% for the three months ended March 31, 2017 compared to 17.1% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $97 million, or 8%, to $1.3 billion for the three months ended March 31, 2017 compared to $1.2 billion for the prior year period primarily due to growth in wrap account assets, higher earnings on brokerage cash and increased transactional activity, partially offset by lower 12b-1 fees. During the quarter, we completed our transition to share classes without 12b-1 fees in advisory accounts, which reduced revenue by $34 million. Operating net revenue per branded advisor increased to $134,000 for the three months ended March 31, 2017, up 9%, from $123,000 for the prior year period. Total branded advisors were 9,668 at March 31, 2017 compared to 9,766 at March 31, 2016.
Management and financial fees increased $91 million, or 14%, to $722 million for the three months ended March 31, 2017 compared to $631 million for the prior year period due to growth in wrap account assets. Average advisory wrap account assets increased $28.8 billion, or 16%, compared to the prior year period primarily reflecting net inflows and market appreciation.
Distribution fees were flat at $513 million for the three months ended March 31, 2017 compared to $514 million for the prior year period reflecting market appreciation, increased transactional activity and higher brokerage cash spread due to an increase in short-term interest rates, offset by lower 12b-1 fees.
Expenses
Total expenses increased $54 million, or 5%, to $1.0 billion for the three months ended March 31, 2017 compared to $993 million for the prior year period primarily due to an increase in distribution expenses.
Distribution expenses increased $45 million, or 6%, to $777 million for the three months ended March 31, 2017 compared to $732 million for the prior year period reflecting higher advisor compensation due to growth in wrap account assets and increased transactional activity, partially offset by a $25 million decrease from reduced advisor compensation related to our transition to share classes without 12b-1 fees in advisory accounts.
Asset Management
Voluntary fee waivers we provided to the Columbia Money Market Funds were not material for the three months ended March 31, 2017 and 2016.
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of March 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2017	2016
Domestic Equity	Equal weighted	1 year	69%	68%
		3 year	75%	62%
		5 year	71%	57%
	Asset weighted	1 year	67%	80%
		3 year	79%	74%
		5 year	79%	68%

International Equity	Equal weighted	1 year	45%	55%
		3 year	55%	68%
		5 year	70%	60%
	Asset weighted	1 year	33%	37%
		3 year	44%	39%
		5 year	48%	41%

Taxable Fixed Income	Equal weighted	1 year	78%	63%
		3 year	76%	59%
		5 year	82%	71%
	Asset weighted	1 year	70%	70%
		3 year	83%	77%
		5 year	88%	83%

AMERIPRISE FINANCIAL, INC.

Tax Exempt Fixed Income	Equal weighted	1 year	84%	89%
		3 year	89%	100%
		5 year	100%	100%
	Asset weighted	1 year	97%	92%
		3 year	92%	100%
		5 year	100%	100%

Asset Allocation Funds	Equal weighted	1 year	62%	85%
		3 year	90%	100%
		5 year	88%	100%
	Asset weighted	1 year	48%	98%
		3 year	100%	100%
		5 year	98%	100%

Number of funds with 4 or 5 Morningstar star ratings	Overall	49	51
	3 year	46	50
	5 year	46	46

Percent of funds with 4 or 5 Morningstar star ratings	Overall	52%	50%
	3 year	48%	50%
	5 year	49%	48%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	63%	61%
	3 year	68%	61%
	5 year	63%	61%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2017	2016
Equity	Equal weighted	1 year	30%	81%
		3 year	68%	70%
		5 year	70%	78%
	Asset weighted	1 year	42%	88%
		3 year	79%	56%
		5 year	66%	86%

Fixed Income	Equal weighted	1 year	72%	38%
		3 year	69%	59%
		5 year	64%	52%
	Asset weighted	1 year	79%	68%
		3 year	90%	83%
		5 year	75%	45%

AMERIPRISE FINANCIAL, INC.

Allocation (Managed) Funds	Equal weighted	1 year	44%	88%
		3 year	100%	100%
		5 year	100%	100%
	Asset weighted	1 year	32%	93%
		3 year	100%	100%
		5 year	100%	100%
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
The following table presents global managed assets by type:

	March 31,		Change		Average(1)		Change
					Three Months Ended March 31,
	2017	2016			2017	2016
	(in billions)
Equity	$249.8	$244.7	$5.1	2%	$245.5	$241.8	$3.7	2%
Fixed income	178.4	179.5	(1.1)	(1)	177.4	176.8	0.6	—
Money market	6.1	7.5	(1.4)	(19)	6.0	7.7	(1.7)	(22)
Alternative	7.3	8.2	(0.9)	(11)	7.4	8.1	(0.7)	(9)
Hybrid and other	25.4	24.2	1.2	5	25.1	23.7	1.4	6
Total managed assets	$467.0	$464.1	$2.9	1%	$461.4	$458.1	$3.3	1%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in global managed assets:

	Three Months Ended March 31,
	2017	2016
	(in billions)
Global Retail Funds
Beginning assets	$259.9	$263.9
Inflows	14.8	12.5
Outflows	(18.2)	(15.6)
Net VP/VIT fund flows	(0.9)	(0.2)
Net new flows	(4.3)	(3.3)
Reinvested dividends	0.4	0.4
Net flows	(3.9)	(2.9)
Distributions	(0.6)	(0.6)
Market appreciation (depreciation) and other (2)	11.4	(0.2)
Foreign currency translation (1)(2)	0.5	(0.4)
Total ending assets	267.3	259.8
Global Institutional
Beginning assets	194.5	208.0
Inflows	7.1	7.4
Outflows	(8.8)	(12.0)
Net flows	(1.7)	(4.6)
Market appreciation and other (2)(3)	5.9	2.4
Foreign currency translation (1)(2)	1.0	(1.5)
Total ending assets	199.7	204.3
Total managed assets	$467.0	$464.1
Total net flows	$(5.6)	$(7.5)
Former Parent Company Related (4)
Retail net new flows	$(0.9)	$(0.3)
Institutional net new flows	(1.5)	(4.0)
Total net new flows	$(2.4)	$(4.3)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Prior to the third quarter of 2016, the Foreign currency translation line represented British Pound to US dollar conversion, while the impact of translating assets from a local currency to British Pounds was included in Market appreciation (depreciation) and other. Beginning with the third quarter of 2016, the impact of translating assets from a local currency to British Pounds has been reclassified to the Foreign currency translation line. All prior periods have been restated.
(3) Includes $(0.4) billion and $1.1 billion for the total change in Affiliated General Account Assets during the three months ended March 31, 2017 and 2016, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
In a referendum in June 2016, the United Kingdom (UK) voted to leave the European Union (EU), which caused volatility in capital and currency markets. Further, in March 2017 the UK invoked article 50 of the Treaty of Lisbon in serving its relevant notice to leave the European Union on March 30, 2019. The full impact of the British exit from the EU (commonly known as “Brexit”) remains uncertain. This uncertainty, which is expected to last for a lengthy period of time, has had and may continue to have a negative impact on our UK and European net flows and foreign currency translation resulting from the weakening of the British Pound.
Total segment AUM increased $12.6 billion, or 3%, during the three months ended March 31, 2017 driven by market appreciation, partially offset by net outflows. Total segment AUM net outflows were $5.6 billion for the three months ended March 31, 2017, which included $2.4 billion of outflows of former parent-related assets. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows. Global retail net outflows of $3.9 billion included $0.9 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and $0.9 billion of outflows from former parent-related assets. Retail net outflows in the quarter were consistent with industry outflows in active strategies and improving trends among UK and European investors

AMERIPRISE FINANCIAL, INC.

following the Brexit vote disruption. Global institutional net outflows, excluding former parent assets, included inflows of several large mandates that funded during the quarter that had been anticipated, that were offset by a $1.1 billion outflow from an institutional client that continued a pattern of redeeming assets for liquidity purposes that started in 2015.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended March 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$598	$602	$(4)	(1)%
Distribution fees	121	117	4	3
Net investment income	4	3	1	33
Other revenues	3	2	1	50
Total revenues	726	724	2	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	726	724	2	—
Expenses
Distribution expenses	257	247	10	4
Amortization of deferred acquisition costs	4	4	—	—
Interest and debt expense	5	6	(1)	(17)
General and administrative expense	310	318	(8)	(3)
Total expenses	576	575	1	—
Operating earnings	$150	$149	$1	1%
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, was flat at $150 million for the three months ended March 31, 2017 compared to $149 million for the prior year period primarily due to market appreciation offset by net outflows, a $4 million negative impact from one less fee day in the quarter and a $6 million decrease in performance fees, net of related compensation.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, were flat at $726 million for the three months ended March 31, 2017 compared to $724 million for the prior year period reflecting market appreciation offset by one less fee day in the quarter, net outflows, lower performance fees and foreign exchange translation.
Management and financial advice fees decreased $4 million, or 1%, to $598 million for the three months ended March 31, 2017 compared to $602 million for the prior year period driven by cumulative net outflows from our higher fee yielding retail funds, a $15 million negative foreign currency translation impact related to our UK and European AUM, an $11 million decrease in performance fees and an $8 million negative impact from one less fee day in the quarter, partially offset by market appreciation. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 19% for the three months ended March 31, 2017 compared to the prior year period.
Distribution fees increased $4 million, or 3%, to $121 million for the three months ended March 31, 2017 compared to $117 million for the prior year period due to market appreciation, partially offset by cumulative net outflows.
Expenses
Total expenses were flat at $576 million for the three months ended March 31, 2017 compared to $575 million for the prior year period due to higher distribution expenses offset by lower general and administrative expense.
Distribution expenses increased $10 million, or 4%, to $257 million for the three months ended March 31, 2017 compared to $247 million for the prior year period due to higher compensation driven by market appreciation, partially offset by cumulative net outflows and a $4 million positive impact from one less fee day in the quarter.
General and administrative expense decreased $8 million, or 3%, to $310 million for the three months ended March 31, 2017 compared to $318 million for the prior year period due to a $5 million decrease in compensation related to performance fees and an $11 million benefit from the impact of foreign exchange, partially offset by higher performance based compensation.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended March 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$187	$177	$10	6%
Distribution fees	87	83	4	5
Net investment income	179	192	(13)	(7)
Premiums	27	28	(1)	(4)
Other revenues	128	116	12	10
Total revenues	608	596	12	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	608	596	12	2
Expenses
Distribution expenses	102	103	(1)	(1)
Interest credited to fixed accounts	118	119	(1)	(1)
Benefits, claims, losses and settlement expenses	143	144	(1)	(1)
Amortization of deferred acquisition costs	47	45	2	4
Interest and debt expense	8	8	—	—
General and administrative expense	51	53	(2)	(4)
Total expenses	469	472	(3)	(1)
Operating earnings	$139	$124	$15	12%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $15 million, or 12%, to $139 million for the three months ended March 31, 2017 compared to $124 million for the prior year period primarily due to equity market appreciation and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance, partially offset by lower investment yields, a $10 million negative impact from changes in assumptions in the third quarter unlocking process that result in ongoing increases to living benefit reserves, and a negative impact to DAC and DSIC from higher than expected lapses on variable annuities.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $18 million ($8 million for DAC, $2 million for DSIC and $8 million for insurance features in non-traditional long duration contracts) for the three months ended March 31, 2017 reflecting favorable equity market returns compared to an expense of $9 million ($5 million for DAC, $1 million for DSIC and $3 million for insurance features in non-traditional long duration contracts) for the prior year period.
RiverSource variable annuity account balances increased 3% to $76.4 billion at March 31, 2017 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $3.0 billion. Lapse rates were higher in the quarter, reflecting increased client asset transfers from variable annuities to fee-based investment advisory accounts, as well as from run-off of a closed block of policies distributed through third-parties.
RiverSource fixed annuity account balances declined 7% to $9.8 billion at March 31, 2017 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed annuity book is expected to gradually run off and earnings on our fixed annuity business will trend down.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $12 million, or 2%, to $608 million for the three months ended March 31, 2017 compared to $596 million for the prior year period due to equity market appreciation and an increase in variable annuity rider fees, partially offset by lower investment yields and net outflows in fixed and variable annuities.
Management and financial advice fees increased $10 million, or 6%, to $187 million for the three months ended March 31, 2017 compared to $177 million for the prior year period due to higher fees on variable annuities driven by higher average separate account balances. Average variable annuity account balances increased $3.8 billion, or 6%, from the prior year period due to market appreciation, partially offset by net outflows.

AMERIPRISE FINANCIAL, INC.

Net investment income, which excludes net realized investment gains or losses, decreased $13 million, or 7%, to $179 million for the three months ended March 31, 2017 compared to $192 million for the prior year period reflecting a decrease of approximately $10 million from lower interest rates and approximately $3 million from lower invested assets due to fixed annuity net outflows.
Other revenues increased $12 million, or 10%, to $128 million for the three months ended March 31, 2017 compared to $116 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, decreased $3 million, or 1%, to $469 million for the three months ended March 31, 2017 compared to $472 million for the prior year period.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, decreased $1 million to $143 million for the three months ended March 31, 2017 compared to $144 million for the prior year period primarily reflecting the following items:

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $10 million for the three months ended March 31, 2017 reflecting favorable equity market returns compared to an expense of $4 million for the prior year period.

•
A $9 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $10 million negative impact in the first quarter of 2017 from changes in assumptions in the third quarter unlocking process that result in ongoing increases to living benefit reserves.
Amortization of DAC increased $2 million, or 4%, to $47 million for the three months ended March 31, 2017 compared to $45 million for the prior year period primarily due to a negative impact from higher than expected lapses on variable annuities, partially offset by the impact on DAC from actual versus expected market performance based on our view of bond and equity performance, which was a benefit of $8 million for the first quarter of 2017 compared to an expense of $5 million for the prior year period.
Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended March 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$13	$13	$—	—%
Distribution fees	25	23	2	9
Net investment income	85	80	5	6
Premiums	294	318	(24)	(8)
Other revenues	104	108	(4)	(4)
Total revenues	521	542	(21)	(4)
Banking and deposit interest expense	—	—	—	—
Total net revenues	521	542	(21)	(4)
Expenses
Distribution expenses	17	16	1	6
Interest credited to fixed accounts	44	43	1	2
Benefits, claims, losses and settlement expenses	297	313	(16)	(5)
Amortization of deferred acquisition costs	28	37	(9)	(24)
Interest and debt expense	6	7	(1)	(14)
General and administrative expense	66	58	8	14
Total expenses	458	474	(16)	(3)
Operating earnings	$63	$68	$(5)	(7)%

AMERIPRISE FINANCIAL, INC.

Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $5 million, or 7%, to $63 million for the three months ended March 31, 2017 compared to $68 million for the prior year period primarily due to an $11 million increase in life and DI insurance claims and a $6 million favorable impact in the prior year period related to life and health reinsurance recapture and model changes, partially offset by improved auto and home results.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, decreased $21 million, or 4%, to $521 million for the three months ended March 31, 2017 compared to $542 million for the prior year period primarily due to a decrease in premiums.
Premiums decreased $24 million, or 8%, to $294 million for the three months ended March 31, 2017 compared to $318 million for the prior year period primarily reflecting higher ceded premiums due to new quota share reinsurance arrangements. In the first quarter of 2017, we entered into reinsurance arrangements designed to reduce risk, particularly in several wind/hail states where losses have been elevated.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, decreased $16 million, or 3%, to $458 million for the three months ended March 31, 2017 compared to $474 million for the prior year period due to a decrease in benefits, claims, losses and settlement expenses.
Benefits, claims, losses and settlement expenses decreased $16 million, or 5%, to $297 million for the three months ended March 31, 2017 compared to $313 million for the prior year period due to a $30 million decrease in auto and home expenses reflecting a lower non-catastrophe loss ratio and the impact of new quota share reinsurance arrangements, partially offset by a $9 million increase in life and DI insurance claims. Catastrophe losses, which were higher than anticipated in both periods due to wind and hail storms, were $25 million for the three months ended March 31, 2017 compared to $23 million for the prior year period.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended March 31,		Change
	2017	2016
	(in millions)
Revenues
Net investment income	$28	$40	$(12)	(30)%
Premiums	27	27	—	—
Other revenues	2	1	1	NM
Total revenues	57	68	(11)	(16)
Banking and deposit interest expense	—	—	—	—
Total net revenues	57	68	(11)	(16)
Expenses
Distribution expenses	(3)	(4)	1	25
Benefits, claims, losses and settlement expenses	58	58	—	—
Amortization of deferred acquisition costs	—	2	(2)	NM
Interest and debt expense	8	6	2	33
General and administrative expense	74	55	19	35
Total expenses	137	117	20	17
Operating loss	$(80)	$(49)	$(31)	(63)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss increased $31 million, or 63%, to $80 million for the

AMERIPRISE FINANCIAL, INC.

three months ended March 31, 2017 compared to $49 million for the prior year period primarily due to a decrease in net investment income and an increase in general and administrative expense.
Net investment income decreased $12 million, or 30%, to $28 million for the three months ended March 31, 2017 compared to $40 million for the prior year period primarily due to higher amortization relating to an increase in low income housing assets and the impact of interest allocation between subsidiaries.
General and administrative expense increased $19 million, or 35%, to $74 million for the three months ended March 31, 2017 compared to $55 million for the prior year period primarily due to a $9 million expense related to the renegotiation of a vendor arrangement, a $5 million increase in expense related to planning and implementation of the new Department of Labor fiduciary standard and higher performance based compensation.
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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2019 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.6 billion and 4.4%, respectively, as of March 31, 2017. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.9 billion and had a weighted average yield of 2.7% as of March 31, 2017. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2017 was approximately 2.9%.
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

AMERIPRISE FINANCIAL, INC.

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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2017:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(243)	$4	$(239)
DAC and DSIC amortization (2) (3)	(125)	—	(125)
Variable annuity riders:
GMDB and GMIB (3)	(31)	—	(31)
GMWB (3) (4)	(470)	315	(155)
GMAB	(33)	33	—
DAC and DSIC amortization (4)	N/A	N/A	(1)
Total variable annuity riders	(534)	348	(187)
Macro hedge program (5)	—	35	35
Equity indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	58	(44)	14
Total	$(840)	$339	$(502)

AMERIPRISE FINANCIAL, INC.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(49)	$—	$(49)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	906	(1,020)	(114)
GMAB	25	(27)	(2)
DAC and DSIC amortization (4)	N/A	N/A	35
Total variable annuity riders	931	(1,047)	(81)
Macro hedge program (5)	—	230	230
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	98	—	98
Brokerage client cash balances	180	—	180
Certificates	(11)	—	(11)
Indexed universal life insurance	84	2	86
Total	$1,233	$(815)	$453
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
The above results compare to an estimated negative net impact to pretax income of $490 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $297 million related to a 100 basis point increase in interest rates as of December 31, 2016. The change in interest rate exposure from December 31, 2016 is primarily the result of changes in market conditions.
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

AMERIPRISE FINANCIAL, INC.

Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2017. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $253 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on March 31, 2017 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the three months ended March 31, 2017. At March 31, 2017 and December 31, 2016, we had $2.0 billion and $2.3 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2017, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at March 31, 2017.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both March 31, 2017 and December 31, 2016 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both March 31, 2017 and December 31, 2016, we had $150 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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

AMERIPRISE FINANCIAL, INC.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
RiverSource Life(1)(2)	$2,729	$3,052	N/A	$606
RiverSource Life of NY(1)(2)	328	323	N/A	38
IDS Property Casualty(1)(3)	806	800	220	213
Ameriprise Insurance Company(1)(3)	48	47	2	2
ACC(4)(5)	349	335	329	317
Threadneedle Asset Management Holdings Sàrl(6)	505	360	152	149
Ameriprise National Trust Bank(7)	22	22	10	10
AFSI(3)(4)	109	77	#	#
Ameriprise Captive Insurance Company(3)	52	51	14	9
Ameriprise Trust Company(3)	29	29	24	24
AEIS(3)(4)	182	107	20	19
RiverSource Distributors, Inc.(3)(4)	12	11	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	17	14	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2017 and December 31, 2016.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at March 31, 2017 represent calculations at December 31, 2016 of the rule based requirements, as specified by FCA regulations.

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
During the three months ended March 31, 2017, the parent holding company received cash dividends or a return of capital from its subsidiaries of $458 million (including $300 million from RiverSource Life) and contributed cash to its subsidiaries of $25 million. During the three months ended March 31, 2016, the parent holding company received cash dividends or a return of capital from its subsidiaries of $546 million (including $400 million from RiverSource Life) and contributed cash to its subsidiaries of $93 million (including $75 million to IDS Property Casualty).
In 2009, RiverSource established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with our domiciliary regulator and rating agencies. Management believes that this agreement and offsetting non LTC legacy arrangements with Genworth will enable RiverSource to recover on all net exposure in the event of an insolvency of GLIC.
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $121 million and $117 million for the three months ended March 31, 2017 and 2016, respectively. On April 24, 2017, we announced a quarterly dividend of $0.83 per common share. The dividend will be paid on May 19, 2017 to our shareholders of record at the close of business on May 8, 2017.
In December 2015, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through December 31, 2017. As of March 31, 2017, we had $572 million remaining under this share repurchase authorization. In April 2017, our Board of Directors authorized us to repurchase up to an additional $2.5 billion of our common stock through June 30, 2019. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase

AMERIPRISE FINANCIAL, INC.

programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2017, we repurchased a total of 2.9 million shares of our common stock at an average price of $124.01 per share.
Cash Flows
Cash flows of CIEs and restricted and segregated cash are reflected in our cash flows provided by (used in) operating activities, investing activities and financing activities. Cash held by CIEs is not available for general use by Ameriprise Financial, nor is Ameriprise Financial cash available for general use by its CIEs. Cash segregated under federal and other regulations is held for the exclusive benefit of our brokerage customers and is not available for general use by Ameriprise Financial.
Operating Activities
Net cash provided by operating activities decreased $610 million to $6 million for the three months ended March 31, 2017 compared to $616 million for the prior year period primarily due to a $114 million increase in income taxes paid and net cash outflows related to derivatives for the first quarter of 2017 compared to net cash inflows for the prior year period.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash provided by investing activities increased $210 million to $211 million for the three months ended March 31, 2017 compared to $1 million for the prior year period primarily due to a $231 million decrease in cash used for purchases of Available-for-Sale securities and a $318 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, partially offset by proceeds of $260 million from the sale of a portion of our consumer loans in the first quarter of 2016.
Financing Activities
Net cash used in financing activities increased $112 million to $434 million for the three months ended March 31, 2017 compared to $322 million for the prior year period primarily due to a $276 million increase in maturities, withdrawals and cash surrenders of investment certificates, partially offset by $125 million increase in proceeds from additions of investment certificates.
Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2016 10-K.
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

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2016 10-K.

AMERIPRISE FINANCIAL, INC.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2016 10-K filed with the SEC on February 23, 2017.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2017.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2016 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2017:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2017
Share repurchase program (1)	843,258	$113.87	843,258	$832,964,013
Employee transactions (2)	116,796	$114.64	N/A	N/A

February 1 to February 28, 2017
Share repurchase program (1)	945,879	$125.74	945,879	$714,031,068
Employee transactions (2)	931,477	$122.10	N/A	N/A

March 1 to March 31, 2017
Share repurchase program (1)	1,088,906	$130.37	1,088,906	$572,067,621
Employee transactions (2)	188,871	$131.75	N/A	N/A

Totals
Share repurchase program (1)	2,878,043	$124.01	2,878,043
Employee transactions (2)	1,237,144	$122.87	N/A
	4,115,187		2,878,043
N/A  Not applicable.
(1) On December 7, 2015, we announced that our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through December 31, 2017. On April 24, 2017, we announced that our Board of Directors authorized an additional expenditure of up to $2.5 billion for the repurchase of our common stock through June 30, 2019. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means.
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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 3, 2017	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	May 3, 2017	By	/s/ David K. Stewart
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

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

E-1