Form 10-Q
period 2017-06-30
AMERIPRISE FINANCIAL INC
filed 2017-08-02
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2017
Common Stock (par value $.01 per share)	149,943,197 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,561	$1,439	$3,043	$2,825
Distribution fees	430	448	873	883
Net investment income	391	372	782	703
Premiums	348	372	687	740
Other revenues	267	248	523	502
Total revenues	2,997	2,879	5,908	5,653
Banking and deposit interest expense	12	8	22	17
Total net revenues	2,985	2,871	5,886	5,636
Expenses
Distribution expenses	832	803	1,655	1,573
Interest credited to fixed accounts	171	158	333	304
Benefits, claims, losses and settlement expenses	611	597	1,178	1,079
Amortization of deferred acquisition costs	69	87	141	197
Interest and debt expense	52	53	102	108
General and administrative expense	739	763	1,491	1,490
Total expenses	2,474	2,461	4,900	4,751
Pretax income	511	410	986	885
Income tax provision	118	75	190	186
Net income	$393	$335	$796	$699

Earnings per share
Basic	$2.53	$1.99	$5.09	$4.10
Diluted	$2.50	$1.97	$5.01	$4.06

Cash dividends declared per common share	$0.83	$0.75	$1.58	$1.42

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$(1)	$(2)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	1
Net impairment losses recognized in net investment income	$—	$—	$(1)	$(1)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income	$393	$335	$796	$699
Other comprehensive income, net of tax:
Foreign currency translation adjustment	23	(28)	30	(39)
Net unrealized gains on securities	57	217	64	410
Net unrealized gains on derivatives	—	1	1	2
Defined benefit plans	—	6	5	6
Other	—	—	(1)	—
Total other comprehensive income, net of tax	80	196	99	379
Total comprehensive income	$473	$531	$895	$1,078
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,392	$2,318
Cash of consolidated investment entities	171	168
Investments	35,935	35,834
Investments of consolidated investment entities, at fair value	2,257	2,254
Separate account assets	83,661	80,210
Receivables	5,481	5,299
Receivables of consolidated investment entities, at fair value	38	11
Deferred acquisition costs	2,637	2,648
Restricted and segregated cash and investments	3,072	3,331
Other assets	7,500	7,748
Total assets	$143,144	$139,821

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,878	$30,202
Separate account liabilities	83,661	80,210
Customer deposits	10,200	10,036
Short-term borrowings	200	200
Long-term debt	2,908	2,917
Debt of consolidated investment entities, at fair value	2,308	2,319
Accounts payable and accrued expenses	1,600	1,727
Other liabilities	6,001	5,823
Other liabilities of consolidated investment entities, at fair value	138	95
Total liabilities	136,894	133,529
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 325,815,978 and 324,006,315, respectively)	3	3
Additional paid-in capital	7,903	7,765
Retained earnings	10,897	10,351
Treasury shares, at cost (175,507,362 and 169,246,411 shares, respectively)	(12,852)	(12,027)
Accumulated other comprehensive income, net of tax	299	200
Total equity	6,250	6,292
Total liabilities and equity	$143,144	$139,821
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Ameriprise Financial, Inc.								Non-controlling Interests	Total
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com- prehensive Income	Total Ameriprise Financial, Inc. Shareholders’ Equity
	(in millions, except share data)
Balances at January 1, 2016 (1)	171,033,260	$3	$7,611	$9,525	$137	$(10,338)	$253	$7,191	$1,188	$8,379
Cumulative effect of change in accounting policies	—	—	—	1	(137)	—	6	(130)	(1,188)	(1,318)
Comprehensive income:
Net income	—	—	—	699	—	—	—	699	—	699
Other comprehensive income, net of tax	—	—	—	—	—	—	379	379	—	379
Total comprehensive income								1,078	—	1,078
Dividends to shareholders	—	—	—	(244)	—	—	—	(244)	—	(244)
Repurchase of common shares	(10,301,265)	—	—	—	—	(942)	—	(942)	—	(942)
Share-based compensation plans	1,510,227	—	48	—	—	62	—	110	—	110
Balances at June 30, 2016 (1)	162,242,222	$3	$7,659	$9,981	$—	$(11,218)	$638	$7,063	$—	$7,063

Balances at January 1, 2017	154,759,904	$3	$7,765	$10,351	$—	$(12,027)	$200	$6,292	$—	$6,292
Comprehensive income:
Net income	—	—	—	796	—	—	—	796	—	796
Other comprehensive income, net of tax	—	—	—	—	—	—	99	99	—	99
Total comprehensive income								895	—	895
Dividends to shareholders	—	—	—	(250)	—	—	—	(250)	—	(250)
Repurchase of common shares	(7,021,250)	—	—	—	—	(877)	—	(877)	—	(877)
Share-based compensation plans	2,569,962	—	138	—	—	52	—	190	—	190
Balances at June 30, 2017	150,308,616	$3	$7,903	$10,897	$—	$(12,852)	$299	$6,250	$—	$6,250
(1) Prior period retained earnings were restated in the fourth quarter of 2016. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	June 30,
	2017	2016
	(in millions)
Cash Flows from Operating Activities
Net income	$796	$699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	121	127
Deferred income tax expense (benefit)	6	(54)
Share-based compensation	61	68
Net realized investment losses (gains)	(40)	6
Net trading gains	(3)	(4)
Loss from equity method investments	25	20
Other-than-temporary impairments and provision for loan losses	1	—
Net losses of consolidated investment entities	2	5
Changes in operating assets and liabilities:
Restricted and segregated investments	300	175
Deferred acquisition costs	(4)	31
Other investments, net	(107)	(12)
Policyholder account balances, future policy benefits and claims, net	(384)	1,161
Derivatives, net of collateral	447	(660)
Receivables	(168)	(26)
Brokerage deposits	(135)	(69)
Accounts payable and accrued expenses	(137)	(196)
Other operating assets and liabilities of consolidated investment entities, net	1	(10)
Other, net	(46)	256
Net cash provided by operating activities	736	1,517

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	276	314
Maturities, sinking fund payments and calls	2,560	2,384
Purchases	(2,495)	(3,110)
Proceeds from sales, maturities and repayments of mortgage loans	241	557
Funding of mortgage loans	(249)	(228)
Proceeds from sales and collections of other investments	142	85
Purchase of other investments	(223)	(86)
Purchase of investments by consolidated investment entities	(839)	(316)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	864	457
Purchase of land, buildings, equipment and software	(72)	(36)
Other, net	22	42
Net cash provided by investing activities	$227	$63
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	June 30,
	2017	2016
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$2,507	$2,168
Maturities, withdrawals and cash surrenders	(2,211)	(1,597)
Policyholder account balances:
Deposits and other additions	1,042	999
Net transfers from (to) separate accounts	(71)	83
Surrenders and other benefits	(987)	(989)
Cash paid for purchased options with deferred premiums	(132)	(163)
Cash received from purchased options with deferred premiums	39	33
Repayments of long-term debt	(5)	(251)
Dividends paid to shareholders	(244)	(239)
Repurchase of common shares	(788)	(901)
Exercise of stock options	8	4
Repayments of debt by consolidated investment entities	(24)	(60)
Net cash used in financing activities	(866)	(913)
Effect of exchange rate changes on cash	21	(38)
Net increase in cash, cash equivalents and restricted cash	118	629
Cash, cash equivalents and restricted cash at beginning of period	5,392	5,407
Net cash outflows upon the deconsolidation of VIEs	—	(346)
Cash, cash equivalents and restricted cash at end of period	$5,510	$5,690

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$89	$80
Interest paid by consolidated investment entities	43	50
Income taxes paid, net	311	175
Non-cash investing activity:
Partnership commitments not yet remitted	9	19
	June 30, 2017	December 31, 2016
	(in millions)
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,392	$2,318
Cash of consolidated investment entities	171	168
Restricted and segregated cash and investments	3,072	3,331
Less: Restricted and segregated investments	(125)	(425)
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$5,510	$5,392
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
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Statement of Cash Flows – Restricted Cash
In November 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the classification of restricted cash on the statement of cash flows. The update requires entities to include restricted cash and restricted cash equivalents in cash and cash equivalent balances on the statement of cash flows and disclose a reconciliation between the balances on the statement of cash flows and the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted the standard for the interim period ended March 31, 2017 on a retrospective basis. As a result of the adoption of the standard, restricted cash balances of $2.9 billion at both June 30, 2017 and December 31, 2016, are included in the cash and cash equivalents balances on the Company’s consolidated statements of cash flows. The impact of the change in restricted cash resulted in a $92 million increase to the Company’s operating cash flows for the prior period presented.
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
Compensation – Stock Compensation
In March 2016, the FASB updated the accounting standards related to employee share-based payments. The update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. This change is required to be applied prospectively to excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. No adjustment is recorded for any excess tax benefits or tax deficiencies previously recorded in additional paid in capital. The update also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This provision can be applied on either a prospective or retrospective basis. The update permits entities to make an accounting policy election to recognize forfeitures as they occur rather than estimating forfeitures to determine the recognition of expense for share-based payment awards. The standard is effective for interim and annual periods beginning after December 15, 2016 with early

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

adoption permitted. The Company adopted the standard on January 1, 2017 on a prospective basis, except for the cash flow statement provision, which the Company applied on a retrospective basis. During periods in which the settlement date value differs materially from the grant date fair value of certain share-based payment awards, the Company may experience volatility in income tax recognized in its consolidated results of operations. During the three months and six months ended June 30, 2017, the Company recognized net excess tax benefits of $4 million and $32 million, respectively, as a reduction to the income tax provision in the consolidated statements of operations. The Company maintained its accounting policy of estimating forfeitures. As a result of the adoption of the standard, net excess tax benefits of $32 million and $5 million for the six months ended June 30, 2017 and 2016, respectively, are included in the Other, net line within operating cash flows on the Company’s consolidated statements of cash flows.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its investments amortized cost, which was $7 million and $9 million as of June 30, 2017 and December 31, 2016, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 4 for additional information on these investments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Property Funds
The Company provides investment advice and related services to property funds, which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate the property funds. The carrying value of the Company’s investment in property funds is reflected in other investments and was $26 million as of both June 30, 2017 and December 31, 2016.
Hedge Funds and Private Equity Funds
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $7 million and $13 million as of June 30, 2017 and December 31, 2016, respectively.
International Series Funds
The Company manages international series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other assets and was $35 million and $33 million as of June 30, 2017 and December 31, 2016, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $467 million and $482 million as of June 30, 2017 and December 31, 2016, respectively. The Company had a $123 million and $135 million liability recorded as of June 30, 2017 and December 31, 2016, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$30	$—	$30
Common stocks	20	6	7	33
Other investments	4	—	—	4
Syndicated loans	—	2,005	185	2,190
Total investments	24	2,041	192	2,257
Receivables	—	38	—	38
Total assets at fair value	$24	$2,079	$192	$2,295
Liabilities
Debt (1)	$—	$2,308	$—	$2,308
Other liabilities	—	138	—	138
Total liabilities at fair value	$—	$2,446	$—	$2,446

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$19	$—	$19
Common stocks	22	6	5	33
Other investments	4	—	—	4
Syndicated loans	—	1,944	254	2,198
Total investments	26	1,969	259	2,254
Receivables	—	11	—	11
Total assets at fair value	$26	$1,980	$259	$2,265
Liabilities
Debt (1)	$—	$2,319	$—	$2,319
Other liabilities	—	95	—	95
Total liabilities at fair value	$—	$2,414	$—	$2,414
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.3 billion as of both June 30, 2017 and December 31, 2016.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities	Common Stocks	Syndicated Loans
	(in millions)
Balance, April 1, 2017	$2	$4	$223
Total losses included in:
Net income	—	—	(2)	(1)
Purchases	—	3	72
Sales	(2)	(1)	(7)
Settlements	—	—	(30)
Transfers into Level 3	—	1	41
Transfers out of Level 3	—	—	(112)
Balance, June 30, 2017	$—	$7	$185

Changes in unrealized losses included in income relating to assets held at June 30, 2017	$—	$—	$(3)	(1)

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance, April 1, 2016	$2	$300		$—
Total gains included in:
Net income	—	8	(1)	1	(2)
Purchases	—	35		—
Sales	—	(1)		—
Settlements	—	(15)		—
Transfers into Level 3	—	90		—
Transfers out of Level 3	(1)	(174)		—
Balance, June 30, 2016	$1	$243		$1

Changes in unrealized gains included in income relating to assets held at June 30, 2016	$—	$6	(1)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate Debt Securities	Common Stocks	Syndicated Loans
	(in millions)
Balance, January 1, 2017	$—	$5	$254
Total gains included in:
Net income	—	—	1	(1)
Purchases	—	3	127
Sales	(2)	(1)	(15)
Settlements	—	—	(53)
Transfers into Level 3	2	2	113
Transfers out of Level 3	—	(2)	(242)
Balance, June 30, 2017	$—	$7	$185

Changes in unrealized losses included in income relating to assets held at June 30, 2017	$—	$—	$(1)	(1)

	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
Balance at January 1, 2016, previously reported	$3	$529		$2,065		$(6,630)
Cumulative effect of change in accounting policies (3)	(2)	(304)		(2,065)		6,630
Balance at January 1, 2016, as adjusted	1	225		—		—
Total gains (losses) included in:
Net income	—	(1)	(1)	1	(2)	—
Purchases	—	50		—		—
Sales	—	(1)		—		—
Settlements	—	(25)		—		—
Transfers into Level 3	2	229		—		—
Transfers out of Level 3	(2)	(234)		—		—
Balance, June 30, 2016	$1	$243		$1		$—

Changes in unrealized gains included in income relating to assets and liabilities held at June 30, 2016	$—	$3	(1)	$—		$—
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
All Level 3 measurements as of June 30, 2017 and December 31, 2016 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third-party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third-party pricing services with a single non-binding broker

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2017	December 31, 2016
	(in millions)
Syndicated loans
Unpaid principal balance	$2,248	$2,281
Excess unpaid principal over fair value	(58)	(83)
Fair value	$2,190	$2,198
Fair value of loans more than 90 days past due	$11	$8
Fair value of loans in nonaccrual status	11	8
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	26	34

Debt
Unpaid principal balance	$2,435	$2,459
Excess unpaid principal over carrying value	(127)	(140)
Carrying value (1)	$2,308	$2,319
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.3 billion as of both June 30, 2017 and December 31, 2016.
Interest income from syndicated loans, bonds and structured investments is recorded based on contractual rates in net investment income. Gains and losses related to changes in the fair value of investments and gains and losses on sales of investments are also

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

recorded in net investment income. Interest expense on debt is recorded in interest and debt expense with gains and losses related to changes in the fair value of debt recorded in net investment income.
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $1 million and $(1) million for the three months ended June 30, 2017 and 2016, respectively.
Total net losses recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $2 million and $5 million for the six months ended June 30, 2017 and 2016, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in millions)
Debt of consolidated CLOs due 2025-2026	$2,308	$2,319	2.6%	2.5%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 7.2%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
4.  Investments
The following is a summary of Ameriprise Financial investments:

	June 30, 2017	December 31, 2016
	(in millions)
Available-for-Sale securities, at fair value	$30,647	$30,719
Mortgage loans, net	2,993	2,986
Policy and certificate loans	836	831
Other investments	1,459	1,298
Total	$35,935	$35,834
The following is a summary of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Investment income on fixed maturities	$335	$343	$672	$686
Net realized gains (losses)	21	5	38	(11)
Affordable housing partnerships	(13)	(11)	(25)	(18)
Other	20	5	44	(12)
Consolidated investment entities	28	30	53	58
Total	$391	$372	$782	$703

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$14,762	$1,133	$(38)	$15,857	$—
Residential mortgage backed securities	6,876	80	(35)	6,921	—
Commercial mortgage backed securities	3,407	63	(27)	3,443	—
Asset backed securities	1,644	40	(6)	1,678	7
State and municipal obligations	2,206	234	(17)	2,423	—
U.S. government and agencies obligations	6	1	—	7	—
Foreign government bonds and obligations	285	20	(5)	300	—
Common stocks	9	10	(1)	18	6
Total	$29,195	$1,581	$(129)	$30,647	$13

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,231	$1,065	$(60)	$16,236	$—
Residential mortgage backed securities	6,899	86	(67)	6,918	(3)
Commercial mortgage backed securities	3,347	59	(39)	3,367	—
Asset backed securities	1,532	33	(16)	1,549	5
State and municipal obligations	2,195	198	(35)	2,358	—
U.S. government and agencies obligations	7	1	—	8	—
Foreign government bonds and obligations	251	17	(7)	261	—
Common stocks	10	13	(1)	22	6
Total	$29,472	$1,472	$(225)	$30,719	$8

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of both June 30, 2017 and December 31, 2016, investment securities with a fair value of $1.6 billion were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $659 million and $473 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of June 30, 2017 and December 31, 2016, fixed maturity securities comprised approximately 85% and 86%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of both June 30, 2017 and December 31, 2016, the Company’s internal analysts rated $1.1 billion of securities using criteria similar to those used by NRSROs.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$9,884	$9,964	33%	$9,252	$9,305	31%
AA	1,900	2,109	7	1,729	1,906	6
A	5,050	5,520	18	5,157	5,567	18
BBB	11,085	11,748	38	11,739	12,340	40
Below investment grade (1)	1,267	1,288	4	1,585	1,579	5
Total fixed maturities	$29,186	$30,629	100%	$29,462	$30,697	100%

(1)
The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $7 million and $14 million, respectively, at June 30, 2017, and $9 million and $14 million, respectively, at December 31, 2016. These securities are not rated but are included in below investment grade due to their risk characteristics.

As of June 30, 2017 and December 31, 2016, approximately 43% and 47%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	138	$1,687	$(17)	21	$171	$(21)	159	$1,858	$(38)
Residential mortgage backed securities	104	1,948	(22)	132	1,087	(13)	236	3,035	(35)
Commercial mortgage backed securities	92	1,367	(26)	4	29	(1)	96	1,396	(27)
Asset backed securities	42	502	(4)	17	156	(2)	59	658	(6)
State and municipal obligations	108	230	(5)	3	118	(12)	111	348	(17)
Foreign government bonds and obligations	11	38	—	14	21	(5)	25	59	(5)
Common stocks	1	—	—	3	1	(1)	4	1	(1)
Total	496	$5,772	$(74)	194	$1,583	$(55)	690	$7,355	$(129)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	187	$2,452	$(33)	38	$377	$(27)	225	$2,829	$(60)
Residential mortgage backed securities	127	2,533	(33)	177	1,290	(34)	304	3,823	(67)
Commercial mortgage backed securities	100	1,583	(39)	5	43	—	105	1,626	(39)
Asset backed securities	48	524	(9)	27	298	(7)	75	822	(16)
State and municipal obligations	181	374	(14)	3	110	(21)	184	484	(35)
Foreign government bonds and obligations	7	30	(1)	15	23	(6)	22	53	(7)
Common stocks	—	—	—	3	1	(1)	3	1	(1)
Total	650	$7,496	$(129)	268	$2,142	$(96)	918	$9,638	$(225)
As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to a decline in interest rates on the long end of the interest rate curve and tighter credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Beginning balance	$70	$81	$69	$85
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—	—	1
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	1	—
Reductions for securities sold during the period (realized)	(68)	—	(68)	(5)
Ending balance	$2	$81	$2	$81
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Gross realized gains	$25	$10	$44	$14
Gross realized losses	(4)	(5)	(4)	(9)
Other-than-temporary impairments	—	—	(1)	(1)
Total	$21	$5	$39	$4
Other-than-temporary impairments for the six months ended June 30, 2017 and 2016 primarily related to credit losses on asset backed securities.
See Note 13 for a rollforward of net unrealized investment gains (losses) included in AOCI.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity as of June 30, 2017 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,002	$2,024
Due after one year through five years	6,784	7,064
Due after five years through 10 years	4,107	4,255
Due after 10 years	4,366	5,244
	17,259	18,587
Residential mortgage backed securities	6,876	6,921
Commercial mortgage backed securities	3,407	3,443
Asset backed securities	1,644	1,678
Common stocks	9	18
Total	$29,195	$30,647
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
The following table presents a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2017	2016
	(in millions)
Beginning balance	$29	$32
Provisions	—	(1)
Ending balance	$29	$31

Individually evaluated for impairment	$2	$2
Collectively evaluated for impairment	27	29
The recorded investment in financing receivables by impairment method was as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Individually evaluated for impairment	$11	$12
Collectively evaluated for impairment	3,512	3,480
Total	$3,523	$3,492
As of June 30, 2017 and December 31, 2016, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $5 million and $7 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the three months ended June 30, 2017 and 2016, the Company purchased $66 million and $29 million, respectively, and sold $4 million and nil, respectively, primarily of syndicated loans. During the six months ended June 30, 2017 and 2016, the Company purchased $136 million and $43 million of syndicated loans, respectively, and sold $4 million of syndicated loans and $271 million of consumer loans, respectively. The loans sold during the six months ended June 30, 2016 were sold on March 30, 2016 to a third party. The Company received cash proceeds of $260 million and recognized a loss of $11 million.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $2 million as of both June 30, 2017 and December 31, 2016. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both June 30, 2017 and December 31, 2016. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in millions)
East North Central	$233	$198	9%	7%
East South Central	93	88	3	3
Middle Atlantic	201	203	7	8
Mountain	241	240	9	9
New England	88	91	3	3
Pacific	767	746	28	28
South Atlantic	756	783	28	29
West North Central	223	222	8	8
West South Central	135	131	5	5
	2,737	2,702	100%	100%
Less: allowance for loan losses	21	21
Total	$2,716	$2,681

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in millions)
Apartments	$563	$504	21%	19%
Hotel	41	42	2	1
Industrial	450	446	16	17
Mixed use	50	49	2	2
Office	478	489	17	18
Retail	940	950	34	35
Other	215	222	8	8
	2,737	2,702	100%	100%
Less: allowance for loan losses	21	21
Total	$2,716	$2,681
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2017 and December 31, 2016 was $506 million and $482 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of both June 30, 2017 and December 31, 2016 were $1 million.
Consumer Loans
The recorded investment in consumer loans as of June 30, 2017 and December 31, 2016 was $280 million and $308 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of both June 30, 2017 and December 31, 2016, approximately 2% of consumer loans had FICO scores below 640. As of both June 30, 2017 and December 31, 2016, none of the Company’s consumer loans had LTV ratios greater than 90%. The Company’s most significant geographic concentrations for consumer loans are in California representing 52% of the portfolio as of both June 30, 2017 and December 31, 2016. Colorado and Washington represent 18% and 13%, respectively, of the portfolio as of both June 30, 2017 and December 31, 2016. No other state represents more than 10% of the total consumer loan portfolio.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of June 30, 2017 and December 31, 2016. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2017 and 2016. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2017	2016
	(in millions)
Balance at January 1	$2,648	$2,730	(1)
Capitalization of acquisition costs	145	166
Amortization	(141)	(197)
Impact of change in net unrealized securities gains	(15)	(94)
Balance at June 30	$2,637	$2,605	(1)
(1) DAC balances were restated for the correction of commission expense accrual for certain insurance and annuity products in the fourth quarter of 2016. See Note 1 in the 2016 10-K.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2017	2016
	(in millions)
Balance at January 1	$302	$335
Capitalization of sales inducement costs	3	2
Amortization	(19)	(22)
Impact of change in net unrealized securities gains	—	(14)
Balance at June 30	$286	$301
7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2017		December 31, 2016
	(in millions)
Policyholder account balances
Fixed annuities	$10,237		$10,588
Variable annuity fixed sub-accounts	5,203		5,211
Variable universal life (“VUL”)/universal life (“UL”) insurance	3,022		3,007
Indexed universal life (“IUL”) insurance	1,207		1,054
Other life insurance	741		758
Total policyholder account balances	20,410		20,618

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	739		1,017
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(57)	(1)	(24)	(1)
Other annuity liabilities	83		66
Fixed annuities life contingent liabilities	1,491		1,497
Life, disability income and long term care insurance	5,687		5,556
VUL/UL and other life insurance additional liabilities	656		588
Total future policy benefits	8,599		8,700
Policy claims and other policyholders’ funds	869		884
Total policyholder account balances, future policy benefits and claims	$29,878		$30,202
(1) Includes the fair value of GMAB embedded derivatives that was a net asset as of both June 30, 2017 and December 31, 2016 reported as a contra liability.
Separate account liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Variable annuity	$72,193	$69,606
VUL insurance	7,006	6,659
Other insurance	32	33
Threadneedle investment liabilities	4,430	3,912
Total	$83,661	$80,210

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	June 30, 2017				December 31, 2016
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk		Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$58,588	$56,613	$19	66	$56,143	$54,145	$208		65
Five/six-year reset	8,883	6,156	14	66	8,878	6,170	22		66
One-year ratchet	6,475	6,106	20	68	6,426	6,050	110		68
Five-year ratchet	1,556	1,496	1	65	1,542	1,483	7		64
Other	1,031	1,008	64	71	965	942	86		71
Total — GMDB	$76,533	$71,379	$118	66	$73,954	$68,790	$433		65
GGU death benefit	$1,089	$1,038	$120	69	$1,047	$996	$108		68
GMIB	$236	$218	$8	68	$245	$227	$13		68
GMWB:
GMWB	$2,553	$2,544	$2	71	$2,650	$2,642	$2		70
GMWB for life	41,803	41,674	189	67	39,436	39,282	289	(2)	66
Total — GMWB	$44,356	$44,218	$191	67	$42,086	$41,924	$291		66
GMAB	$3,257	$3,252	$—	59	$3,484	$3,476	$21		59
(1) Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type. Variable annuity contracts for which the death benefit equals the account value are not shown in this table.
(2) Amount revised to reflect updated contractholder mortality assumptions at December 31, 2016.
The net amount at risk for GMDB, GGU and GMAB is defined as the current guaranteed benefit amount in excess of the current contract value. The net amount at risk for GMIB is defined as the greater of the present value of the minimum guaranteed annuity payments less the current contract value or zero. The net amount at risk for GMWB is defined as the greater of the present value of the minimum guaranteed withdrawal payments less the current contract value or zero.
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2017		December 31, 2016
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,420	64	$6,376	64
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	3	—	1,099	45	44
Paid claims	(6)	—	—	(1)	(12)
Balance at June 30, 2016	$11	$8	$2,156	$44	$364

Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	1	—	(278)	(33)	52
Paid claims	(1)	(1)	—	—	(16)
Balance at June 30, 2017	$16	$7	$739	$(57)	$470
(1) The incurred claims for GMWB and GMAB represent the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2017	December 31, 2016
	(in millions)
Mutual funds:
Equity	$43,034	$40,622
Bond	23,363	23,142
Other	5,289	5,326
Total mutual funds	$71,686	$69,090
9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Capitalized lease obligations	44	49
Other(1)	14	18
Total long-term debt	2,908	2,917

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150	150	1.2	0.8
Repurchase agreements	50	50	1.1	0.9
Total short-term borrowings	200	200
Total	$3,108	$3,117
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
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of June 30, 2017 and December 31, 2016, the Company has pledged $31 million and $33 million of agency residential mortgage backed securities and $18 million and $19 million of commercial mortgage backed securities, respectively. The remaining maturity of outstanding repurchase agreements was less than one month as of June 30, 2017 and less than three months as of December 31, 2016. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on the repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $768 million and $771 million as of June 30, 2017 and December 31, 2016, respectively. The remaining maturity of outstanding FHLB advances was less than four months as of both June 30, 2017 and December 31, 2016. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company has an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $750 million upon satisfaction of certain approval requirements. Available borrowings under the agreement are reduced by any outstanding letters of credit. The Company had no borrowings outstanding under this facility as of both June 30, 2017 and December 31, 2016 and outstanding letters of credit issued against this facility were $1 million as of both June 30, 2017 and December 31, 2016. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both June 30, 2017 and December 31, 2016.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$38	$1,990	$—	$2,028
Available-for-Sale securities:
Corporate debt securities	—	14,524	1,333	15,857
Residential mortgage backed securities	—	6,749	172	6,921
Commercial mortgage backed securities	—	3,443	—	3,443
Asset backed securities	—	1,645	33	1,678
State and municipal obligations	—	2,423	—	2,423
U.S. government and agencies obligations	7	—	—	7
Foreign government bonds and obligations	—	300	—	300
Common stocks	5	8	—	13
Common stocks measured at net asset value (“NAV”)				5	(1)
Total Available-for-Sale securities	12	29,092	1,538	30,647
Trading securities	117	39	—	156
Separate account assets measured at NAV				83,661	(1)
Investments segregated for regulatory purposes	125	—	—	125
Other assets:
Interest rate derivative contracts	2	1,262	—	1,264
Equity derivative contracts	49	1,710	—	1,759
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	2	44	—	46
Other derivative contracts	—	6	—	6
Total other assets	53	3,023	—	3,076
Total assets at fair value	$345	$34,144	$1,538	$119,693

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$4	$—	$4
IUL embedded derivatives	—	—	527	527
GMWB and GMAB embedded derivatives	—	—	272	272	(2)
Total policyholder account balances, future policy benefits and claims	—	4	799	803	(3)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	451	—	451
Equity derivative contracts	7	2,284	—	2,291
Foreign exchange derivative contracts	—	30	—	30
Other derivative contracts	—	138	—	138
Other	11	7	14	32
Total other liabilities	18	2,910	14	2,942
Total liabilities at fair value	$18	$2,922	$813	$3,753

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$30	$1,796	$—	$1,826
Available-for-Sale securities:
Corporate debt securities	—	14,925	1,311	16,236
Residential mortgage backed securities	—	6,650	268	6,918
Commercial mortgage backed securities	—	3,367	—	3,367
Asset backed securities	—	1,481	68	1,549
State and municipal obligations	—	2,358	—	2,358
U.S. government and agencies obligations	8	—	—	8
Foreign government bonds and obligations	—	261	—	261
Common stocks	8	8	1	17
Common stocks at NAV				5	(1)
Total Available-for-Sale securities	16	29,050	1,648	30,719
Trading securities	9	16	—	25
Separate account assets at NAV				80,210	(1)
Investments segregated for regulatory purposes	425	—	—	425
Other assets:
Interest rate derivative contracts	—	1,775	—	1,775
Equity derivative contracts	42	1,526	—	1,568
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	13	80	—	93
Other derivative contracts	1	8	—	9
Total other assets	56	3,390	—	3,446
Total assets at fair value	$536	$34,252	$1,648	$116,651

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	464	464
GMWB and GMAB embedded derivatives	—	—	614	614	(4)
Total policyholder account balances, future policy benefits and claims	—	5	1,078	1,083	(5)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	2	977	—	979
Equity derivative contracts	3	2,024	—	2,027
Foreign exchange derivative contracts	2	45	—	47
Other derivative contracts	—	118	—	118
Other	3	8	13	24
Total other liabilities	10	3,172	13	3,195
Total liabilities at fair value	$10	$3,185	$1,091	$4,286

(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $637 million of individual contracts in a liability position and $365 million of individual contracts in an asset position as of June 30, 2017.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(3)	The Company’s adjustment for nonperformance risk resulted in a $425 million cumulative decrease to the embedded derivatives as of June 30, 2017.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position as of December 31, 2016.

(5)	The Company’s adjustment for nonperformance risk resulted in a $498 million cumulative decrease to the embedded derivatives as of December 31, 2016.
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, April 1, 2017	$1,344	$316	$64	$8	$1,732
Total gains included in:
Other comprehensive income	2	1	1	—	4
Purchases	8	—	5	—	13
Settlements	(21)	(13)	(2)	—	(36)
Transfers into Level 3	—	—	14	—	14
Transfers out of Level 3	—	(132)	(49)	(8)	(189)
Balance, June 30, 2017	$1,333	$172	$33	$—	$1,538

Changes in unrealized losses relating to assets held at June 30, 2017	$—	$—	$(1)	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2017	$493		$188		$681	$13
Total losses included in:
Net income	21	(2)	10	(3)	31	1	(4)
Issues	22		77		99	—
Settlements	(9)		(3)		(12)	—
Balance, June 30, 2017	$527		$272		$799	$14

Changes in unrealized losses relating to liabilities held at June 30, 2017	$21	(2)	$20	(3)	$41	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2016	$1,411	$174	$10	$170	$1,765		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	—
Other comprehensive income	13	2	—	(3)	12		—
Purchases	14	—	—	15	29		2
Settlements	(87)	(23)	(1)	(1)	(112)		—
Transfers into Level 3	—	—	—	12	12		—
Transfers out of Level 3	—	—	(9)	(15)	(24)		—
Balance, June 30, 2016	$1,350	$153	$—	$178	$1,681		$2

Changes in unrealized gains (losses) relating to assets held at June 30, 2016	$—	$—	$—	$—	$—		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2016	$382		$1,515		$1,897
Total losses included in:
Net income	4	(2)	386	(3)	390
Issues	29		70		99
Settlements	(7)		(6)		(13)
Balance, June 30, 2016	$408		$1,965		$2,373

Changes in unrealized losses relating to liabilities held at June 30, 2016	$4	(2)	$405	(3)	$409

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2017	$1,311	$268	$68	$1	$1,648
Total gains included in:
Other comprehensive income	2	1	2	—	5
Purchases	70	132	54	—	256
Settlements	(50)	(25)	(15)	—	(90)
Transfers into Level 3	—	—	14	8	22
Transfers out of Level 3	—	(204)	(90)	(9)	(303)
Balance, June 30, 2017	$1,333	$172	$33	$—	$1,538

Changes in unrealized losses relating to assets held at June 30, 2017	$—	$—	$(1)	$—	$(1)	(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078	$13
Total (gains) losses included in:
Net income	40	(2)	(489)	(3)	(449)	1	(4)
Issues	44		154		198	—
Settlements	(21)		(7)		(28)	—
Balance, June 30, 2017	$527		$272		$799	$14

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2017	$40	(2)	$(464)	(3)	$(424)	$—

	Available-for-Sale Securities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,425	$218	$3	$162	$1,808		$—
Cumulative effect of change in accounting policies	—	—	—	21	21		—
Total gains (losses) included in:
Net income	(2)	—	—	(1)	(3)	(1)	—
Other comprehensive income	31	(1)	—	(6)	24		—
Purchases	14	—	9	16	39		2
Settlements	(118)	(39)	(3)	(1)	(161)		—
Transfers into Level 3	—	—	—	12	12		—
Transfers out of Level 3	—	(25)	(9)	(25)	(59)		—
Balance, June 30, 2016	$1,350	$153	$—	$178	$1,681		$2

Changes in unrealized losses relating to assets held at June 30, 2016	$(1)	$—	$—	$(1)	$(2)	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total (gains) losses included in:
Net income	(4)	(2)	988	(3)	984
Issues	61		138		199
Settlements	(13)		(12)		(25)
Balance, June 30, 2016	$408		$1,965		$2,373

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2016	$(4)	(2)	$1,021	(3)	$1,017
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4) Included in general and administrative expense in the Consolidated Statements of Operations.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(9) million and $97 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended June 30, 2017 and 2016, respectively. The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(54) million and $287 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the six months ended June 30, 2017 and 2016, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,331	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.4%	1.2%
Asset backed securities	$14	Discounted cash flow	Annual short-term default rate	4.3%
			Annual long-term default rate	2.5%
			Discount rate	11.0%
			Constant prepayment rate	5.0%	–	10.0%	9.8%
			Loss recovery	36.4%	–	63.6%	62.6%
IUL embedded derivatives	$527	Discounted cash flow	Nonperformance risk (1)	73 bps
GMWB and GMAB embedded derivatives	$272	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.1%	–	66.4%
			Market volatility (3)	5.0%	–	19.9%
			Nonperformance risk (1)	73 bps
Contingent consideration liability	$14	Discounted cash flow	Discount rate	9.0%

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,308	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	2.5%	1.3%
Asset backed securities	$14	Discounted cash flow	Annual short-term default rate	4.8%
			Annual long-term default rate	2.5%
			Discount rate	13.5%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	62.8%
IUL embedded derivatives	$464	Discounted cash flow	Nonperformance risk (1)	82 bps
GMWB and GMAB embedded derivatives	$614	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.1%	–	66.4%
			Market volatility (3)	5.3%	–	21.2%
			Nonperformance risk (1)	82 bps
Contingent consideration liability	$13	Discounted cash flow	Discount rate	9.0%

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of June 30, 2017 and December 31, 2016. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of June 30, 2017 and December 31, 2016. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,993	$—	$—	$3,016	$3,016
Policy and certificate loans	836	—	—	795	795
Receivables	1,556	170	1,381	3	1,554
Restricted and segregated cash	2,947	2,947	—	—	2,947
Other investments and assets	531	—	450	76	526

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,551	$—	$—	$11,190	$11,190
Investment certificate reserves	6,224	—	—	6,212	6,212
Brokerage customer deposits	3,978	3,978	—	—	3,978
Separate account liabilities measured at NAV	4,453				4,453	(1)
Debt and other liabilities	3,383	181	3,201	149	3,531

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,986	$—	$—	$2,972	$2,972
Policy and certificate loans	831	—	1	807	808
Receivables	1,396	127	1,270	3	1,400
Restricted and segregated cash	2,905	2,905	—	—	2,905
Other investments and assets	508	—	449	61	510

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,906	$—	$—	$11,417	$11,417
Investment certificate reserves	5,927	—	—	5,914	5,914
Brokerage customer deposits	4,112	4,112	—	—	4,112
Separate account liabilities measured at NAV	4,253				4,253	(1)
Debt and other liabilities	3,371	146	3,176	169	3,491

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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,010	$—	$3,010	$(2,259)	$(643)	$(106)	$2
OTC cleared (2)	37	—	37	(31)	—	—	6
Exchange-traded	29	—	29	(1)	—	—	28
Total derivatives	3,076	—	3,076	(2,291)	(643)	(106)	36
Securities borrowed	170	—	170	(21)	—	(145)	4
Total	$3,246	$—	$3,246	$(2,312)	$(643)	$(251)	$40

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,920	$—	$2,920	$(2,214)	$(406)	$(235)	$65
OTC cleared	512	—	512	(509)	(3)	—	—
Exchange-traded	14	—	14	(2)	—	—	12
Total derivatives	3,446	—	3,446	(2,725)	(409)	(235)	77
Securities borrowed	127	—	127	(16)	—	(108)	3
Total	$3,573	$—	$3,573	$(2,741)	$(409)	$(343)	$80
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,874	$—	$2,874	$(2,259)	$(63)	$(542)	$10
OTC cleared (2)	35	—	35	(31)	—	—	4
Exchange-traded	1	—	1	(1)	—	—	—
Total derivatives	2,910	—	2,910	(2,291)	(63)	(542)	14
Securities loaned	181	—	181	(21)	—	(154)	6
Repurchase agreements	50	—	50	—	—	(48)	2
Total	$3,141	$—	$3,141	$(2,312)	$(63)	$(744)	$22

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,626	$—	$2,626	$(2,214)	$(53)	$(352)	$7
OTC cleared	539	—	539	(509)	(25)	—	5
Exchange-traded	6	—	6	(2)	—	—	4
Total derivatives	3,171	—	3,171	(2,725)	(78)	(352)	16
Securities loaned	146	—	146	(16)	—	(125)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,367	$—	$3,367	$(2,741)	$(78)	$(527)	$21
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. Repurchase agreements are reflected in short-term borrowings. Securities borrowing and lending agreements are reflected in receivables and other liabilities, respectively. See Note 12 for additional disclosures related to the Company’s derivative instruments and Note 9 for additional disclosures related to the Company’s repurchase agreements.

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$35	$—	$675	$40	$—
Foreign exchange contracts	14	—	—	164	12	—
Total qualifying hedges	689	35	—	839	52	—

Derivatives not designated as hedging instruments
Interest rate contracts	67,921	1,229	451	71,949	1,735	979
Equity contracts	59,412	1,759	2,291	60,696	1,568	2,027
Credit contracts	813	1	—	1,039	1	—
Foreign exchange contracts	4,487	46	30	4,733	81	47
Other contracts	3,425	6	138	3,060	9	118
Total non-designated hedges	136,058	3,041	2,910	141,477	3,394	3,171

Embedded derivatives
GMWB and GMAB (4)	N/A	—	272	N/A	—	614
IUL	N/A	—	527	N/A	—	464
EIA	N/A	—	4	N/A	—	5
SMC	N/A	—	8	N/A	—	8
Total embedded derivatives	N/A	—	811	N/A	—	1,091
Total derivatives	$136,747	$3,076	$3,721	$142,316	$3,446	$4,262
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.4 billion and $1.5 billion as of June 30, 2017 and December 31, 2016, respectively. See Note 11 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of June 30, 2017 included $637 million of individual contracts in a liability position and $365 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2016 included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2017 and December 31, 2016, investment securities with a fair value of $141 million and $235 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $140 million and $118 million, respectively, may be sold, pledged or rehypothecated by the Company. As of June 30, 2017 and December 31, 2016, the Company had sold, pledged or rehypothecated $13 million and $19 million, respectively, of these securities. In addition, as of June 30, 2017 and December 31, 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2017
Interest rate contracts	$(8)	$—	$—	$—	$185	$—
Equity contracts	1	1	8	13	(181)	2
Credit contracts	—	—	—	—	(11)	—
Foreign exchange contracts	—	—	1	—	(4)	3
Other contracts	—	—	—	—	(73)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(84)	—
IUL embedded derivatives	—	—	—	(12)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(7)	$—	$9	$1	$(168)	$5

Six Months Ended June 30, 2017
Interest rate contracts	$(7)	$—	$—	$—	$110	$—
Equity contracts	3	2	23	32	(597)	5
Credit contracts	—	—	—	—	(19)	—
Foreign exchange contracts	—	—	2	—	(28)	4
Other contracts	—	—	—	—	(125)	—
GMWB and GMAB embedded derivatives	—	—	—	—	342	—
IUL embedded derivatives	—	—	—	(19)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—
Total gain (loss)	$(4)	$—	$25	$13	$(317)	$9

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2016
Interest rate contracts	$(20)	$—	$—	$—	$449	$—
Equity contracts	—	—	4	1	(96)	—
Credit contracts	—	—	—	—	(15)	—
Foreign exchange contracts	(2)	—	(1)	—	(19)	6
Other contracts	—	—	—	—	1	—
GMWB and GMAB embedded derivatives	—	—	—	—	(450)	—
IUL embedded derivatives	—	—	—	3	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(22)	$(1)	$3	$4	$(130)	$6

Six Months Ended June 30, 2016
Interest rate contracts	$(60)	$—	$—	$—	$1,204	$—
Equity contracts	—	(1)	2	(2)	(161)	1
Credit contracts	—	—	—	—	(31)	—
Foreign exchange contracts	(2)	—	2	—	(54)	12
Other contracts	—	—	—	—	(8)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(1,114)	—
IUL embedded derivatives	—	—	—	17	—	—
SMC embedded derivatives	—	—	—	—	—	—
Total gain (loss)	$(62)	$(1)	$4	$15	$(164)	$13
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
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of June 30, 2017:

	Premiums Payable	Premiums Receivable
	(in millions)
2017 (1)	$148	$39
2018	231	131
2019	293	171
2020	207	100
2021	187	108
2022 - 2027	653	183
Total	$1,719	$732
(1) 2017 amounts represent the amounts payable and receivable for the period from July 1, 2017 to December 31, 2017.

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
For the three months and six months ended June 30, 2017 and 2016, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of June 30, 2017 that the Company expects to reclassify to earnings within the next twelve months is $2 million, which consists of $2 million of pretax gains to be recorded as a reduction to interest and debt expense and $4 million of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 18 years and relates to forecasted debt interest payments. See Note 13 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(in millions)
Interest rate contracts	Interest and debt expense	$4	$5	$8	$10
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended June 30, 2017 and 2016, the Company recognized a loss of $1 million and a gain of $19 million, respectively, in OCI. For the six months ended June 30, 2017 and 2016, the Company recognized a gain of $1 million and a gain of $19 million, respectively, in OCI.

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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2017 and December 31, 2016, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $385 million and $254 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2017 and December 31, 2016 was $375 million and $246 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2017 and December 31, 2016 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $10 million and $8 million, respectively.
13.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2017			2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$191	$(68)	$123	$559	$(194)	$365
Reclassification of net securities gains included in net income (2)	(21)	8	(13)	(5)	1	(4)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(81)	28	(53)	(222)	78	(144)
Net unrealized securities gains	89	(32)	57	332	(115)	217
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	—	—	—	2	(1)	1
Net unrealized derivatives gains	—	—	—	2	(1)	1
Defined benefit plans:
Net gain arising during the period	—	—	—	9	(3)	6
Defined benefit plans	—	—	—	9	(3)	6
Foreign currency translation	35	(12)	23	(42)	14	(28)
Total other comprehensive income	$124	$(44)	$80	$301	$(105)	$196

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30,
	2017			2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$244	$(85)	$159	$1,052	$(367)	$685
Reclassification of net securities gains included in net income (2)	(39)	14	(25)	(4)	1	(3)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(107)	37	(70)	(419)	147	(272)
Net unrealized securities gains	98	(34)	64	629	(219)	410
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (4)	2	(1)	1	3	(1)	2
Net unrealized derivatives gains	2	(1)	1	3	(1)	2
Defined benefit plans:
Net gain arising during the period	7	(2)	5	9	(3)	6
Defined benefit plans	7	(2)	5	9	(3)	6
Foreign currency translation	46	(16)	30	(59)	20	(39)
Other	(1)	—	(1)	—	—	—
Total other comprehensive income	$152	$(53)	$99	$582	$(203)	$379
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes $1 million pretax gain reclassified to interest and debt expense for both the three months ended June 30, 2017 and 2016, and a $1 million and $2 million pretax loss reclassified to net investment income for the three months ended June 30, 2017 and 2016, respectively.
(4) Includes $1 million pretax gain reclassified to interest and debt expense for both the six months ended June 30, 2017 and 2016, and a $2 million and $3 million pretax loss reclassified to net investment income for the six months ended June 30, 2017 and 2016, respectively.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, April 1, 2017	$486		$6	$(120)	$(152)	$(1)	$219
OCI before reclassifications	70		—	—	23	—	93
Amounts reclassified from AOCI	(13)		—	—	—	—	(13)
Total OCI	57		—	—	23	—	80
Balance, June 30, 2017	$543	(1)	$6	$(120)	$(129)	$(1)	$299

Balance, January 1, 2017	$479		$5	$(125)	$(159)	$—	$200
OCI before reclassifications	89		—	—	30	(1)	118
Amounts reclassified from AOCI	(25)		1	5	—	—	(19)
Total OCI	64		1	5	30	(1)	99
Balance, June 30, 2017	$543	(1)	$6	$(120)	$(129)	$(1)	$299

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Defined Benefit Plans	Foreign Currency Translation	Total
	(in millions)
Balance, April 1, 2016	$625		$2	$(91)	$(94)	$442
OCI before reclassifications	221		—	—	(28)	193
Amounts reclassified from AOCI	(4)		1	6	—	3
Total OCI	217		1	6	(28)	196
Balance, June 30, 2016	$842	(1)	$3	$(85)	$(122)	$638

Balance, January 1, 2016	$426		$1	$(91)	$(83)	$253
Cumulative effect of change in accounting policies	6		—	—	—	6
Balance, January 1, 2016, as adjusted	432		1	(91)	(83)	259
OCI before reclassifications	413		—	—	(39)	374
Amounts reclassified from AOCI	(3)		2	6	—	5
Total OCI	410		2	6	(39)	379
Balance, June 30, 2016	$842	(1)	$3	$(85)	$(122)	$638
(1) Includes $4 million and $1 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of June 30, 2017 and June 30, 2016, respectively.
For the six months ended June 30, 2017 and 2016, the Company repurchased a total of 5.7 million shares and 9.8 million shares, respectively, of its common stock for an aggregate cost of $709 million and $895 million, respectively. In December 2015, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through December 31, 2017. As of June 30, 2017, the Company had $220 million remaining under this share repurchase authorization. In April 2017, the Company’s Board of Directors authorized an additional expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019.
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
For the six months ended June 30, 2017 and 2016, the Company reacquired 0.2 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $30 million and $29 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2017 and 2016, the Company reacquired 1.1 million shares and 0.2 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $138 million and $18 million, respectively.
During the six months ended June 30, 2017 and 2016, the Company reissued 0.8 million and 0.9 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
14.  Income Taxes
The Company’s effective tax rate was 23.1% and 18.4% for the three months ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate was 19.3% and 21.0% for the six months ended June 30, 2017 and 2016, respectively. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, and lower taxes on net income from foreign subsidiaries. The increase in the effective tax rate for the three months ended June 30, 2017 compared to the prior year period is primarily due to a $17 million benefit in the second quarter of 2016 primarily related to the completion of tax audits from previous years, partially offset by a $4 million benefit for stock compensation due to the adoption of stock compensation accounting guidance. The decrease in the effective tax rate for the six months ended June 30, 2017 compared to the prior year period is primarily due to a $32 million benefit for stock compensation due to the adoption of stock compensation accounting guidance.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $15 million, net of federal benefit, which will expire beginning December 31, 2017.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $12 million and $11 million as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and December 31, 2016, the Company had $119 million and $115 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $49 million and $46 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2017 and December 31, 2016, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $20 million to $30 million in the next 12 months primarily due to resolution of audits and statute expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net increase of $1 million in interest and penalties for the three months and six months ended June 30, 2017, respectively. The Company recognized nil and a net decrease of $44 million in interest and penalties for the three months and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had a payable of $9 million and $8 million, respectively, related to accrued interest and penalties.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of June 30, 2017 and December 31, 2016, the estimated liability was $15 million and $16 million, respectively, and the related premium tax asset was $12 million and $14 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, FINRA, the OCC, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, exchange traded funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings, including managed accounts; supervision of the Company’s financial advisors; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; performance advertising and product disclosures, including third party performance claims; and transaction monitoring systems and controls. The Company is also participating in regulatory audits, market conduct examinations and other state inquiries relating to an industry-wide investigation of unclaimed property and escheatment practices and procedures. The Company has cooperated and will continue to cooperate with the applicable regulators.
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
In November 2014, a lawsuit was filed against the Company’s London-based asset management affiliate in England’s High Court of Justice Commercial Court, entitled Otkritie Capital International Ltd and JSC Otkritie Holding v. Threadneedle Asset Management Ltd. and Threadneedle Management Services Ltd. (“Threadneedle Defendants”). Claimants allege that the Threadneedle Defendants should be held liable for the wrongful acts of one of its former employees, who in February 2014 was held jointly and severally liable with several other parties for conspiracy and dishonest assistance in connection with a fraud perpetrated against Claimants in 2011. Claimants allege they were harmed by that fraud in the amount of $106 million. The Threadneedle Defendants applied to the Court for an Order dismissing the proceedings as an abuse of process of the Court. This application was declined in August 2015. The Threadneedle Defendants applied to the Court of Appeal for leave to appeal, which application was granted in November 2015. In April 2017, the Court of Appeal denied the Threadneedle Defendants’ appeal. The case will now proceed in England’s High Court of Justice Commercial Court. A Case Management Conference has been set for October 6, 2017. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the number of parties involved, and the failure to allege any specific, evidence based damages.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Numerator:
Net income	$393	$335	$796	$699

Denominator:
Basic: Weighted-average common shares outstanding	155.1	168.3	156.3	170.4
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.4	1.8	2.5	1.8
Diluted: Weighted-average common shares outstanding	157.5	170.1	158.8	172.2

Earnings per share:
Basic	$2.53	$1.99	$5.09	$4.10
Diluted	$2.50	$1.97	$5.01	$4.06
The calculation of diluted earnings per share excludes the incremental effect of 2.6 million and 4.9 million options as of June 30, 2017 and 2016, respectively, due to their anti-dilutive effect.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2017	December 31, 2016
	(in millions)
Advice & Wealth Management	$13,084	$12,654
Asset Management	7,940	7,254
Annuities	95,364	93,481
Protection	17,236	16,780
Corporate & Other	9,520	9,652
Total assets	$143,144	$139,821

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,348	$1,250	$2,643	$2,448
Asset Management	748	739	1,474	1,463
Annuities	627	619	1,235	1,215
Protection	517	538	1,038	1,080
Corporate & Other	55	59	112	127
Eliminations (1)(2)	(345)	(349)	(692)	(689)
Total segment operating revenues	2,950	2,856	5,810	5,644
Net realized investment gains (losses)	21	5	38	(11)
Revenues attributable to CIEs	25	26	47	50
Market impact on IUL benefits, net	(3)	3	(2)	12
Market impact of hedges on investments	(8)	(19)	(7)	(59)
Total net revenues per consolidated statements of operations (3)(4)	$2,985	$2,871	$5,886	$5,636
(1) Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2017 and 2016 in each segment as follows: Advice & Wealth Management ($231 million and $244 million, respectively); Asset Management ($12 million and $10 million, respectively); Annuities ($87 million and $83 million, respectively); Protection ($15 million and $11 million, respectively); and Corporate & Other (nil and $1 million, respectively).

(2)
Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2017 and 2016 in each segment as follows: Advice & Wealth Management ($468 million and $483 million, respectively); Asset Management ($23 million and $21 million, respectively); Annuities ($171 million and $162 million, respectively); Protection ($30 million and $22 million, respectively); and Corporate & Other (nil and $1 million, respectively).

(3) Includes foreign net revenues of $185 million and $166 million for the three months ended June 30, 2017 and 2016, respectively.

(4)	Includes foreign net revenues of $341 million and $338 million for the six months ended June 30, 2017 and 2016, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating earnings:
Advice & Wealth Management	$291	$221	$539	$426
Asset Management	176	148	326	297
Annuities	142	146	281	270
Protection	51	38	114	106
Corporate & Other	(76)	(77)	(156)	(126)
Total segment operating earnings	584	476	1,104	973
Net realized investment gains (losses)	20	5	36	(11)
Net income (loss) attributable to CIEs	1	1	2	(1)
Market impact on variable annuity guaranteed benefits, net	(80)	(58)	(143)	(41)
Market impact on IUL benefits, net	(6)	5	(6)	24
Market impact of hedges on investments	(8)	(19)	(7)	(59)
Pretax income per consolidated statements of operations	$511	$410	$986	$885

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with $834.7 billion in assets under management and administration as of June 30, 2017.
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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Total net revenues	$2,985	$2,871	$5,886	$5,636
Less: Revenue attributable to CIEs	25	26	47	50
Less: Net realized investment gains (losses)	21	5	38	(11)
Less: Market impact on indexed universal life benefits	(3)	3	(2)	12
Less: Market impact of hedges on investments	(8)	(19)	(7)	(59)
Operating total net revenues	$2,950	$2,856	$5,810	$5,644

	Three Months Ended June 30,		Per Diluted Share
			Three Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net income	$393	$335	$2.50	$1.97
Add: Market impact on variable annuity guaranteed benefits (1)	80	58	0.51	0.34
Add: Market impact on indexed universal life benefits (1)	6	(5)	0.04	(0.03)
Add: Market impact of hedges on investments (1)	8	19	0.05	0.11
Less: Net realized investment gains (1)	20	5	0.13	0.03
Tax effect of adjustments (2)	(26)	(23)	(0.17)	(0.13)
Operating earnings	$441	$379	$2.80	$2.23

Weighted average common shares outstanding:
Basic	155.1	168.3
Diluted	157.5	170.1
(1) Pretax operating adjustments.
(2) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

	Six Months Ended June 30,		Per Diluted Share
			Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net income	$796	$699	$5.01	$4.06
Less: Net income (loss) attributable to CIEs	1	(1)	0.01	(0.01)
Add: Market impact on variable annuity guaranteed benefits (1)	143	41	0.90	0.24
Add: Market impact on indexed universal life benefits (1)	6	(24)	0.04	(0.14)
Add: Market impact of hedges on investments (1)	7	59	0.05	0.34
Less: Net realized investment gains (losses) (1)	36	(11)	0.23	(0.06)
Tax effect of adjustments (2)	(42)	(30)	(0.26)	(0.17)
Operating earnings	$873	$757	$5.50	$4.40

Weighted average common shares outstanding:
Basic	156.3	170.4
Diluted	158.8	172.2
(1) Pretax operating adjustments.
(2) Calculated using the statutory tax rate of 35%.
The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended June 30,
	2017	2016
	(in millions)
Net income attributable to Ameriprise Financial	$1,411	$1,453
Less: Adjustments (1)	(132)	(174)
Operating earnings	$1,543	$1,627

Total Ameriprise Financial, Inc. shareholders’ equity	$6,520	$7,355
Less: AOCI, net of tax	390	459
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,130	6,896
Less: Equity impacts attributable to CIEs	—	114
Operating equity	$6,130	$6,782

Return on equity, excluding AOCI	23.0%	21.1%
Operating return on equity, excluding AOCI (2)	25.2%	24.0%
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
The Department of Labor published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary and these regulations focus in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Tax qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. The first phase of the regulations went into effect on June 9, 2017 and requires financial advisors to make recommendations related to assets held in IRAs and employer sponsored retirement plans in

AMERIPRISE FINANCIAL, INC.

accordance with the following impartial conduct standards: recommendations must be in the best interest of the client, compensation paid for the recommendations must be reasonable and the financial advisor must not make any misleading statements. We adopted policies and procedures designed to comply with the impartial conduct standards and communicated those policies and procedures to our advisors and staff. The second phase of the regulation pertaining to a new “best interest contract exemption” puts into place a number of additional requirements including entering into a best interest contract with clients, enhanced disclosure of fees and conflicts of interest, limits on differential commissions within a product category, the adoption of policies and procedures to ensure the best interest standard is met, and findings related to platforms that are limited to products that pay third-party payments and/or include proprietary products. The second phase of the regulation is currently scheduled to become effective on January 1, 2018. These regulations are currently under review by the Department of Labor and the Department has issued a Request For Information related to whether the second phase of the regulation should be further delayed and whether additional changes to the regulation are advisable. As a result, it is unclear whether the Department of Labor will substantially rescind or revise the regulations as adopted in 2016. In light of the uncertainty regarding the fiduciary regulation, while we prudently continue to prepare to comply with the second phase of the Department of Labor’s investment fiduciary regulations and exemptions in the form in which they were adopted in April 2016, we are also evaluating the impact to our clients, financial advisors and business should the Department of Labor decide to delay, rescind or revise the regulations per the developments since President Trump’s inauguration as generally described above.
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
Assets Under Management and Administration
Assets under management (“AUM”) include external client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle funds, assets of institutional clients and assets of clients in our advisor platform held in wrap accounts as well as assets managed by sub-advisors selected by us. AUM also includes certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries and CIEs. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority. Corporate & Other AUM primarily includes former bank assets that are managed within our Corporate & Other segment.
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
The following table presents detail regarding our AUM and AUA:

	June 30,		Change
	2017	2016
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$221.1	$188.6	$32.5	17%
Asset Management AUM	472.6	459.6	13.0	3
Corporate & Other AUM	0.3	0.4	(0.1)	(25)
Eliminations	(24.5)	(24.1)	(0.4)	(2)
Total Assets Under Management	669.5	624.5	45.0	7
Total Assets Under Administration	165.2	152.1	13.1	9
Total AUM and AUA	$834.7	$776.6	$58.1	7%

AMERIPRISE FINANCIAL, INC.

Total AUM increased $45.0 billion, or 7%, to $669.5 billion as of June 30, 2017 compared to $624.5 billion as of June 30, 2016 primarily due to a $32.5 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $13.0 billion increase in Asset Management AUM driven by market appreciation, partially offset by net outflows. See our segment results of operations discussion below for additional information on changes in our AUM.
Consolidated Results of Operations for the Three Months Ended June 30, 2017 and 2016
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$1,561	$1,439	$122	8%
Distribution fees	430	448	(18)	(4)
Net investment income	391	372	19	5
Premiums	348	372	(24)	(6)
Other revenues	267	248	19	8
Total revenues	2,997	2,879	118	4
Banking and deposit interest expense	12	8	4	50
Total net revenues	2,985	2,871	114	4
Expenses
Distribution expenses	832	803	29	4
Interest credited to fixed accounts	171	158	13	8
Benefits, claims, losses and settlement expenses	611	597	14	2
Amortization of deferred acquisition costs	69	87	(18)	(21)
Interest and debt expense	52	53	(1)	(2)
General and administrative expense	739	763	(24)	(3)
Total expenses	2,474	2,461	13	1
Pretax income	511	410	101	25
Income tax provision	118	75	43	57
Net income	$393	$335	$58	17%
Overall
Pretax income increased $101 million, or 25%, to $511 million for the three months ended June 30, 2017 compared to $410 million for the prior year period primarily reflecting market appreciation, an increase in net investment income, wrap account net inflows, the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance, a $23 million expense in the prior year period from the resolution of a legacy legal matter related to the hedge fund business and a positive impact from higher short-term interest rates, partially offset by asset management net outflows, the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), higher performance-based compensation and a negative impact from changes in assumptions in the prior year unlocking process that result in ongoing increases to living benefit reserves.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $80 million for the three months ended June 30, 2017 compared to $58 million for the prior year period.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $17 million ($7 million for DAC, $2 million for DSIC and $8 million for insurance features in non-traditional long duration contracts) for the three months ended June 30, 2017 reflecting favorable equity market returns compared to a benefit of $1 million ($1 million for DAC and nil for both DSIC and insurance features in non-traditional long duration contracts) for the prior year period.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues increased $114 million, or 4%, to $3.0 billion for the three months ended June 30, 2017 compared to $2.9 billion for the prior year period primarily due to market appreciation, wrap account net inflows, a positive impact of higher short-term interest rates, higher transactional volume and an increase in net realized investment gains, partially offset by a $54 million decrease in revenues from the net impact of transitioning advisory accounts to share classes without 12b-1 fees, asset management net outflows and lower auto and home premiums.
Management and financial advice fees increased $122 million, or 8%, to $1.6 billion for the three months ended June 30, 2017 compared to $1.4 billion for the prior year period primarily due to an increase in AUM. Average AUM increased $37.7 billion, or 6%, compared to the prior year period due to market appreciation and wrap account net inflows, partially offset by asset management net outflows and the negative impact of foreign currency translation. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees decreased $18 million, or 4%, to $430 million for the three months ended June 30, 2017 compared to $448 million for the prior year period primarily due to a $64 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, partially offset by market appreciation and higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income increased $19 million, or 5%, to $391 million for the three months ended June 30, 2017 compared to $372 million for the prior year period primarily due to net realized investment gains of $21 million for the second quarter of 2017 compared to $5 million for the prior year period.
Premiums decreased $24 million, or 6%, to $348 million for the three months ended June 30, 2017 compared to $372 million for the prior year period primarily reflecting higher ceded premiums for our auto and home business due to new quota share reinsurance arrangements we entered into at the beginning of the year to reduce risk.
Other revenues increased $19 million, or 8%, to $267 million for the three months ended June 30, 2017 compared to $248 million for the prior year period primarily due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates, as well as a $4 million loss on the sale of real estate in the second quarter of 2016.
Expenses
Total expenses increased $13 million, or 1%, to $2.5 billion for the three months ended June 30, 2017 compared to the prior year period primarily due to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and higher distribution expenses from increased advisor productivity, partially offset by a decrease in general and administrative expense.
Distribution expenses increased $29 million, or 4%, to $832 million for the three months ended June 30, 2017 compared to $803 million for the prior year period reflecting market appreciation and wrap account net inflows, partially offset by a $44 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts and asset management net outflows.
Interest credited to fixed accounts increased $13 million, or 8%, to $171 million for the three months ended June 30, 2017 compared to $158 million for the prior year period primarily due to the market impact on indexed universal life benefits, net of hedges, which was an expense of $6 million for the three months ended June 30, 2017 compared to a benefit of $4 million for the prior year period.
Benefits, claims, losses and settlement expenses increased $14 million, or 2%, to $611 million for the three months ended June 30, 2017 compared to $597 million for the prior year period primarily reflecting the following items:

•
A $7 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	An $11 million negative impact in the second quarter of 2017 from changes in assumptions in the prior year unlocking process that result in ongoing increases to living benefit reserves.

•
A $28 million decrease in auto and home expenses reflecting a lower non-catastrophe loss ratio and the impact of new quota share reinsurance arrangements, partially offset by higher catastrophe losses. Catastrophe losses, net of the impact of reinsurance, were $44 million for the three months ended June 30, 2017 compared to $37 million for the prior year period, primarily from several wind/hail storms in Colorado, Minnesota and Texas. In the first quarter of 2017, we entered into quota share and aggregate excess of loss reinsurance arrangements designed to reduce net retained exposure to property losses. The expanded reinsurance program resulted in ceded losses of approximately $32 million in the second quarter.

AMERIPRISE FINANCIAL, INC.

•
A $122 million increase in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The unfavorable impact of the nonperformance credit spread was $7 million for the three months ended June 30, 2017 compared to a favorable impact of $115 million for the prior year period.

•
A $93 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $495 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $403 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $1 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense in the second quarter of 2017 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Amortization of DAC decreased $18 million, or 21%, to $69 million for the three months ended June 30, 2017 compared to $87 million for the prior year period primarily reflecting the following items:

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $7 million for the second quarter of 2017 reflecting favorable equity market returns compared to a benefit of $1 million for the prior year period.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $9 million for the second quarter of 2017 compared to a benefit of $2 million for the prior year period.

General and administrative expense decreased $24 million, or 3%, to $739 million for the three months ended June 30, 2017 compared to $763 million for the prior year period primarily due to $23 million of expense in the second quarter of 2016 from the resolution of a legacy legal matter related to the hedge fund business.
Income Taxes
Our effective tax rate was 23.1% for the three months ended June 30, 2017 compared to 18.4% for the prior year period. Our effective tax rates for the three months ended June 30, 2017 and 2016 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, and lower taxes on net income from foreign subsidiaries. The increase in the effective tax rate for the three months ended June 30, 2017 compared to the prior year period is primarily due to a $17 million benefit in the second quarter of 2016 primarily related to the completion of tax audits from previous years, partially offset by a $4 million benefit for stock compensation due to the adoption of stock compensation accounting guidance.
Results of Operations by Segment for the Three Months Ended June 30, 2017 and 2016
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
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

AMERIPRISE FINANCIAL, INC.

The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2017	2016
	(in millions)
Advice & Wealth Management
Net revenues	$1,348	$1,250
Expenses	1,057	1,029
Operating earnings	$291	$221
Asset Management
Net revenues	$748	$739
Expenses	572	591
Operating earnings	$176	$148
Annuities
Net revenues	$627	$619
Expenses	485	473
Operating earnings	$142	$146
Protection
Net revenues	$517	$538
Expenses	466	500
Operating earnings	$51	$38
Corporate & Other
Net revenues	$55	$59
Expenses	131	136
Operating loss	$(76)	$(77)
Advice & Wealth Management
On July 1, 2017, we closed our acquisition of Investment Professionals, Inc. (“IPI”), an independent broker dealer based in San Antonio, Texas specializing in the on-site delivery of investment programs for financial institutions, including banks and credit unions. The acquisition adds approximately 200 financial advisors and $8 billion in assets and will be reflected in the third quarter 2017 results.
The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2017	2016
	(in billions)
Beginning balance	$212.9	$183.4
Net flows	4.5	2.3
Market appreciation and other	4.9	4.0
Ending balance	$222.3	$189.7

Advisory wrap account assets ending balance (1)	$220.2	$187.9
Average advisory wrap account assets (2)	$216.0	$184.9

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $9.4 billion, or 4%, during the three months ended June 30, 2017 due to net inflows of $4.5 billion and market appreciation and other of $4.9 billion. Average advisory wrap account assets increased $31.1 billion, or 17%, compared to the prior year period reflecting net inflows and market appreciation.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in wrap account assets for the twelve months ended June 30:

	2017	2016
	(in billions)
Beginning balance	$189.7	$181.9
Net flows	14.5	9.2
Market appreciation (depreciation) and other	18.1	(1.4)
Ending balance	$222.3	$189.7
Wrap account assets increased $32.6 billion, or 17%, from the prior year period primarily due to net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$773	$669	$104	16%
Distribution fees	505	524	(19)	(4)
Net investment income	58	47	11	23
Other revenues	24	18	6	33
Total revenues	1,360	1,258	102	8
Banking and deposit interest expense	12	8	4	50
Total net revenues	1,348	1,250	98	8
Expenses
Distribution expenses	789	762	27	4
Interest and debt expense	3	2	1	50
General and administrative expense	265	265	—	—
Total expenses	1,057	1,029	28	3
Operating earnings	$291	$221	$70	32%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $70 million, or 32%, to $291 million for the three months ended June 30, 2017 compared to $221 million for the prior year period reflecting wrap account net inflows, market appreciation and higher earnings on brokerage cash. Pretax operating margin was 21.6% for the three months ended June 30, 2017 compared to 17.7% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $98 million, or 8%, to $1.3 billion for the three months ended June 30, 2017 compared to the prior year period primarily due to growth in wrap account assets, higher earnings on brokerage cash and increased transactional activity, partially offset by lower 12b-1 fee revenue. During the first quarter, we completed our transition to share classes without 12b-1 fees in advisory accounts, which reduced revenue by a net $54 million in the second quarter compared to the prior year period. Operating net revenue per branded advisor increased to $140,000 for the three months ended June 30, 2017, up 9%, from $128,000 for the prior year period. Total branded advisors were 9,640 at June 30, 2017 compared to 9,758 at June 30, 2016.
Management and financial fees increased $104 million, or 16%, to $773 million for the three months ended June 30, 2017 compared to $669 million for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $31.1 billion, or 17%, compared to the prior year period reflecting net inflows and market appreciation.
Distribution fees decreased $19 million, or 4%, to $505 million for the three months ended June 30, 2017 compared to $524 million for the prior year period primarily due to a $64 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, partially offset by market appreciation, increased transactional activity and higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income increased $11 million, or 23%, to $58 million for the three months ended June 30, 2017 compared to $47 million for the prior year period primarily due to higher investment yields and an increase in invested balances driven by certificate net inflows.
Expenses
Total expenses increased $28 million, or 3%, to $1.1 billion for the three months ended June 30, 2017 compared to $1.0 billion for the

AMERIPRISE FINANCIAL, INC.

prior year period primarily due to an increase in distribution expenses.
Distribution expenses increased $27 million, or 4%, to $789 million for the three months ended June 30, 2017 compared to $762 million for the prior year period reflecting higher advisor compensation due to growth in wrap account assets and increased transactional activity, partially offset by a $44 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts.
Asset Management
Voluntary fee waivers we provided to the Columbia Money Market Funds were not material for the three months and six months ended June 30, 2017 and 2016.
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of June 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2017	2016
Domestic Equity	Equal weighted	1 year	78%	56%
		3 year	72%	71%
		5 year	78%	59%
	Asset weighted	1 year	86%	65%
		3 year	75%	84%
		5 year	83%	73%

International Equity	Equal weighted	1 year	60%	55%
		3 year	60%	60%
		5 year	75%	61%
	Asset weighted	1 year	41%	36%
		3 year	48%	36%
		5 year	51%	42%

Taxable Fixed Income	Equal weighted	1 year	72%	58%
		3 year	72%	59%
		5 year	82%	82%
	Asset weighted	1 year	73%	61%
		3 year	82%	65%
		5 year	89%	87%

Tax Exempt Fixed Income	Equal weighted	1 year	53%	89%
		3 year	89%	100%
		5 year	100%	94%
	Asset weighted	1 year	38%	92%
		3 year	98%	100%
		5 year	100%	87%

Asset Allocation Funds	Equal weighted	1 year	54%	77%
		3 year	100%	100%
		5 year	78%	88%
	Asset weighted	1 year	47%	97%
		3 year	100%	100%
		5 year	92%	98%

Number of funds with 4 or 5 Morningstar star ratings	Overall	54	51
	3 year	55	55
	5 year	46	45

AMERIPRISE FINANCIAL, INC.

Percent of funds with 4 or 5 Morningstar star ratings	Overall	56%	53%
	3 year	57%	57%
	5 year	49%	49%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	65%	66%
	3 year	72%	74%
	5 year	56%	64%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2017	2016
Equity	Equal weighted	1 year	54%	60%
		3 year	74%	67%
		5 year	65%	79%
	Asset weighted	1 year	65%	66%
		3 year	80%	68%
		5 year	54%	91%

Fixed Income	Equal weighted	1 year	76%	42%
		3 year	64%	55%
		5 year	72%	62%
	Asset weighted	1 year	85%	57%
		3 year	84%	80%
		5 year	80%	62%

Allocation (Managed) Funds	Equal weighted	1 year	67%	100%
		3 year	100%	100%
		5 year	83%	100%
	Asset weighted	1 year	44%	100%
		3 year	100%	100%
		5 year	92%	100%
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

AMERIPRISE FINANCIAL, INC.

The following table presents global managed assets by type:

	June 30,		Change		Average(1)		Change
					Three Months Ended June 30,
	2017	2016			2017	2016
	(in billions)
Equity	$257.7	$241.0	$16.7	7%	$255.3	$245.0	$10.3	4%
Fixed income	176.3	179.8	(3.5)	(2)	177.2	179.6	(2.4)	(1)
Money market	5.5	7.3	(1.8)	(25)	5.9	7.2	(1.3)	(18)
Alternative	6.6	7.2	(0.6)	(8)	7.1	7.7	(0.6)	(8)
Hybrid and other	26.5	24.3	2.2	9	26.1	24.6	1.5	6
Total managed assets	$472.6	$459.6	$13.0	3%	$471.6	$464.1	$7.5	2%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Three Months Ended June 30,
	2017	2016
	(in billions)
Global Retail Funds
Beginning assets	$267.3	$259.8
Inflows	12.3	13.5
Outflows	(15.2)	(15.9)
Net VP/VIT fund flows	(0.8)	(0.5)
Net new flows	(3.7)	(2.9)
Reinvested dividends	2.4	2.7
Net flows	(1.3)	(0.2)
Distributions	(2.8)	(3.1)
Market appreciation and other (2)	8.0	4.7
Foreign currency translation (1)(2)	1.7	(2.0)
Total ending assets	272.9	259.2
Global Institutional
Beginning assets	199.7	204.3
Inflows	5.9	6.0
Outflows	(13.3)	(10.5)
Net flows	(7.4)	(4.5)
Market appreciation and other (2)(3)	3.9	5.3
Foreign currency translation (1)(2)	3.5	(4.7)
Total ending assets	199.7	200.4
Total managed assets	$472.6	$459.6
Total net flows	$(8.7)	$(4.7)
Former Parent Company Related (4)(5)
Retail net new flows	$(0.8)	$(0.3)
Institutional net new flows	(6.3)	(2.0)
Total net new flows	$(7.1)	$(2.3)
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

AMERIPRISE FINANCIAL, INC.

(3) Includes $0.4 billion and $0.7 billion for the total change in Affiliated General Account Assets during the three months ended June 30, 2017 and 2016, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
(5) Prior period former parent company related net new flows were restated to include additional Former Parent Company net new flows that were previously not considered. The change was a decrease of $81 million for the three months ended June 30, 2016.
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
Total segment AUM increased $5.6 billion, or 1%, during the three months ended June 30, 2017 driven by market appreciation and a positive impact of foreign currency translation, partially offset by net outflows. Total segment AUM net outflows were $8.7 billion for the three months ended June 30, 2017, which included $7.1 billion of outflows of former parent-related assets. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows. Former parent company related AUM was approximately $73 billion as of June 30, 2017.
Global retail net outflows of $1.3 billion included $0.8 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and $0.8 billion of outflows from former parent-related assets. In U.S. retail, net outflows excluding the former parent-related assets were $1.1 billion, reflecting industry pressures on active strategies partially offset by $2.4 billion of reinvested dividends. In Europe, Middle East and Africa (“EMEA”), net inflows were $0.5 billion reflecting good traction in European equity funds.
Global institutional net outflows of $7.4 billion included $6.3 billion of outflows from former parent-related assets, $0.8 billion of outflows from CLOs and a $0.5 billion outflow from an institutional client that continued a pattern of redeeming assets for liquidity purposes that started in 2015. Institutional outflows from former parent-related assets included Zurich outflows of $4.5 billion, which included $3.6 billion of low fee pension assets, and U.S. Trust outflows of $1.6 billion.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$625	$612	$13	2%
Distribution fees	112	121	(9)	(7)
Net investment income	6	5	1	20
Other revenues	5	1	4	NM
Total revenues	748	739	9	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	748	739	9	1
Expenses
Distribution expenses	247	254	(7)	(3)
Amortization of deferred acquisition costs	4	5	(1)	(20)
Interest and debt expense	6	5	1	20
General and administrative expense	315	327	(12)	(4)
Total expenses	572	591	(19)	(3)
Operating earnings	$176	$148	$28	19%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $28 million, or 19%, to $176 million for the three months ended June 30, 2017 compared to $148 million for the prior year period primarily due to market appreciation, a $9 million expense in the prior year period from the resolution of a legacy legal matter related to the hedge fund business and continued expense management, partially offset by net outflows and higher performance-based compensation.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $9 million, or 1%, $748 million for the three months ended June 30, 2017 compared to $739 million for the prior year period reflecting market appreciation, partially offset by net outflows, foreign exchange translation and a $13 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees. The Asset Management segment revenue related to 12b-1 fees is eliminated on a consolidated basis.
Management and financial advice fees increased $13 million, or 2%, to $625 million for the three months ended June 30, 2017 compared to $612 million for the prior year period driven by market appreciation, partially offset by cumulative net outflows from former parent-related assets and higher fee yielding retail funds and a $10 million negative foreign currency translation impact related to our EMEA AUM. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 16% for the three months ended June 30, 2017 compared to the prior year period.
Distribution fees decreased $9 million, or 7%, to $112 million for the three months ended June 30, 2017 compared to $121 million for the prior year period due to cumulative net outflows and a $13 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees, partially offset by market appreciation.
Expenses
Total expenses decreased $19 million, or 3%, to $572 million for the three months ended June 30, 2017 compared to $591 million for the prior year period due to lower distribution expenses and general and administrative expense.
Distribution expenses decreased $7 million, or 3%, to $247 million for the three months ended June 30, 2017 compared to $254 million for the prior year period due to lower compensation driven by cumulative net outflows and a decrease related to the transition of advisory accounts to share classes without 12b-1 fees, partially offset by market appreciation. The Asset Management segment expense related to 12b-1 fees is eliminated on a consolidated basis.
General and administrative expense decreased $12 million, or 4%, to $315 million for the three months ended June 30, 2017 compared to $327 million for the prior year period due to a $9 million expense in the prior year period from the resolution of a legacy legal matter related to the hedge fund business and a $9 million benefit from the impact of foreign exchange, partially offset by higher performance-based compensation.
Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$190	$184	$6	3%
Distribution fees	92	88	4	5
Net investment income	175	189	(14)	(7)
Premiums	33	32	1	3
Other revenues	137	126	11	9
Total revenues	627	619	8	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	627	619	8	1
Expenses
Distribution expenses	107	107	—	—
Interest credited to fixed accounts	118	119	(1)	(1)
Benefits, claims, losses and settlement expenses	149	138	11	8
Amortization of deferred acquisition costs	48	48	—	—
Interest and debt expense	9	9	—	—
General and administrative expense	54	52	2	4
Total expenses	485	473	12	3
Operating earnings	$142	$146	$(4)	(3)%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC

AMERIPRISE FINANCIAL, INC.

amortization), decreased $4 million, or 3%, to $142 million for the three months ended June 30, 2017 compared to $146 million for the prior year period primarily due to lower investment yields, an $11 million negative impact from changes in assumptions in the prior year unlocking process that result in ongoing increases to living benefit reserves and a $5 million negative impact to DAC and DSIC from higher than expected lapses on variable annuities, partially offset by equity market appreciation and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $17 million ($7 million for DAC, $2 million for DSIC and $8 million for insurance features in non-traditional long duration contracts) for the three months ended June 30, 2017 reflecting favorable equity market returns compared to a benefit of $1 million ($1 million for DAC and nil for both DSIC and insurance features in non-traditional long duration contracts) for the prior year period.
RiverSource variable annuity account balances increased 4% to $77.4 billion at June 30, 2017 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $3.5 billion. Lapse rates were higher in the quarter, reflecting increased client asset transfers from variable annuities to fee-based investment advisory accounts, as well as from run-off of a closed block of policies distributed through third-parties.
RiverSource fixed annuity account balances declined 7% to $9.6 billion at June 30, 2017 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed annuity book is expected to gradually run off and earnings on our fixed annuity business will trend down.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $8 million, or 1%, to $627 million for the three months ended June 30, 2017 compared to $619 million for the prior year period due to equity market appreciation and an increase in variable annuity rider fees, partially offset by lower investment yields and net outflows in fixed and variable annuities.
Management and financial advice fees increased $6 million, or 3%, to $190 million for the three months ended June 30, 2017 compared to $184 million for the prior year period due to higher fees on variable annuities driven by higher average separate account balances. Average variable annuity account balances increased $2.5 billion, or 4%, from the prior year period due to market appreciation, partially offset by net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $14 million, or 7%, to $175 million for the three months ended June 30, 2017 compared to $189 million for the prior year period primarily reflecting lower earned interest rates.
Other revenues increased $11 million, or 9%, to $137 million for the three months ended June 30, 2017 compared to $126 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $12 million, or 3%, to $485 million for the three months ended June 30, 2017 compared to $473 million for the prior year period primarily due to higher benefits, claims, losses and settlement expenses.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $11 million, or 8%, to $149 million for the three months ended June 30, 2017 compared to $138 million for the prior year period primarily reflecting the following items:

•
A $7 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	An $11 million negative impact in the second quarter of 2017 from changes in assumptions in the prior year unlocking process that result in ongoing increases to living benefit reserves.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $10 million for the three months ended June 30, 2017 reflecting favorable equity market returns compared to nil for the prior year period.

AMERIPRISE FINANCIAL, INC.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$10	$12	$(2)	(17)%
Distribution fees	25	25	—	—
Net investment income	82	82	—	—
Premiums	297	318	(21)	(7)
Other revenues	103	101	2	2
Total revenues	517	538	(21)	(4)
Banking and deposit interest expense	—	—	—	—
Total net revenues	517	538	(21)	(4)
Expenses
Distribution expenses	16	17	(1)	(6)
Interest credited to fixed accounts	47	43	4	9
Benefits, claims, losses and settlement expenses	313	339	(26)	(8)
Amortization of deferred acquisition costs	29	32	(3)	(9)
Interest and debt expense	6	5	1	20
General and administrative expense	55	64	(9)	(14)
Total expenses	466	500	(34)	(7)
Operating earnings	$51	$38	$13	34%
Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), increased $13 million, or 34%, to $51 million for the three months ended June 30, 2017 compared to $38 million for the prior year period primarily due to improved auto and home results.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, decreased $21 million, or 4%, to $517 million for the three months ended June 30, 2017 compared to $538 million for the prior year period primarily due to a decrease in premiums.
Premiums decreased $21 million, or 7%, to $297 million for the three months ended June 30, 2017 compared to $318 million for the prior year period primarily reflecting higher ceded premiums for our auto and home business due to new quota share reinsurance arrangements. In the first quarter of 2017, we entered into reinsurance arrangements designed to reduce risk, particularly in several wind/hail states where losses have been elevated.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, decreased $34 million, or 7%, to $466 million for the three months ended June 30, 2017 compared to $500 million for the prior year period due to lower benefits, claims, losses and settlement expenses and general and administrative expense.
Benefits, claims, losses and settlement expenses decreased $26 million, or 8%, to $313 million for the three months ended June 30, 2017 compared to $339 million for the prior year period due to a $28 million decrease in auto and home expenses reflecting a lower non-catastrophe loss ratio and the impact of new quota share reinsurance arrangements, partially offset by higher catastrophe losses. Catastrophe losses, net of the impact of reinsurance, were $44 million for the three months ended June 30, 2017 compared to $37 million for the prior year period, primarily from several wind/hail storms in Colorado, Minnesota and Texas. In the first quarter of 2017, we entered into quota share and aggregate excess of loss reinsurance arrangements designed to reduce net retained exposure to property losses. The expanded reinsurance program resulted in ceded losses of approximately $32 million in the second quarter.

AMERIPRISE FINANCIAL, INC.

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Net investment income	$29	$33	$(4)	(12)%
Premiums	26	27	(1)	(4)
Other revenues	1	(1)	2	NM
Total revenues	56	59	(3)	(5)
Banking and deposit interest expense	1	—	1	—
Total net revenues	55	59	(4)	(7)
Expenses
Distribution expenses	(2)	(4)	2	50
Benefits, claims, losses and settlement expenses	62	60	2	3
Amortization of deferred acquisition costs	—	2	(2)	NM
Interest and debt expense	6	8	(2)	(25)
General and administrative expense	65	70	(5)	(7)
Total expenses	131	136	(5)	(4)
Operating loss	$(76)	$(77)	$1	1%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss was essentially flat at $76 million for the three months ended June 30, 2017 compared to $77 million for the prior year period.
Net investment income decreased $4 million, or 12%, to $29 million for the three months ended June 30, 2017 compared to $33 million for the prior year period primarily due to higher amortization relating to an increase in low income housing investments and the impact of interest allocation between subsidiaries.
General and administrative expense decreased $5 million, or 7%, to $65 million for the three months ended June 30, 2017 compared to $70 million for the prior year period primarily due to a $14 million expense in the second quarter of 2016 from the resolution of a legacy legal matter related to the hedge fund business, partially offset by higher performance-based compensation.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Six Months Ended June 30, 2017 and 2016
The following table presents our consolidated results of operations:

	Six Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$3,043	$2,825	$218	8%
Distribution fees	873	883	(10)	(1)
Net investment income	782	703	79	11
Premiums	687	740	(53)	(7)
Other revenues	523	502	21	4
Total revenues	5,908	5,653	255	5
Banking and deposit interest expense	22	17	5	29
Total net revenues	5,886	5,636	250	4
Expenses
Distribution expenses	1,655	1,573	82	5
Interest credited to fixed accounts	333	304	29	10
Benefits, claims, losses and settlement expenses	1,178	1,079	99	9
Amortization of deferred acquisition costs	141	197	(56)	(28)
Interest and debt expense	102	108	(6)	(6)
General and administrative expense	1,491	1,490	1	—
Total expenses	4,900	4,751	149	3
Pretax income	986	885	101	11
Income tax provision	190	186	4	2
Net income	$796	$699	$97	14%
Overall
Pretax income increased $101 million, or 11%, to $986 million for the six months ended June 30, 2017 compared to $885 million for the prior year period primarily reflecting market appreciation, an increase in net investment income, wrap account net inflows, the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance, a $23 million expense in the prior year period from the resolution of a legacy legal matter related to the hedge fund business and a positive impact from higher short-term interest rates, partially offset by asset management net outflows, the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), higher performance-based compensation, a negative impact from changes in assumptions in the prior year unlocking process that result in ongoing increases to living benefit reserves and a negative impact from higher than expected lapses on variable annuities.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $143 million for the six months ended June 30, 2017 compared to $41 million for the prior year period.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $36 million ($16 million for DAC, $4 million for DSIC and $16 million for insurance features in non-traditional long duration contracts) for the six months ended June 30, 2017 reflecting favorable equity market returns compared to an expense of $9 million ($5 million for DAC, $1 million for DSIC and $3 million for insurance features in non-traditional long duration contracts) for the prior year period.
Net Revenues
Net revenues increased $250 million, or 4%, to $5.9 billion for the six months ended June 30, 2017 compared to $5.6 billion for the prior year period primarily due to market appreciation, wrap account net inflows, a positive impact of higher short-term interest rates, higher transactional volume and an increase in net investment income, partially offset by an $84 million decrease in revenues from the net impact of transitioning advisory accounts to share classes without 12b-1 fees, asset management net outflows and lower auto and home premiums.

AMERIPRISE FINANCIAL, INC.

Management and financial advice fees increased $218 million, or 8%, to $3.0 billion for the six months ended June 30, 2017 compared to $2.8 billion for the prior year period primarily due to an increase in AUM. Average AUM increased $34.1 billion, or 6%, compared to the prior year period due to market appreciation and wrap account net inflows, partially offset by asset management net outflows and the negative impact of foreign currency translation. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees decreased $10 million, or 1%, to $873 million for the six months ended June 30, 2017 compared to $883 million for the prior year period primarily due to a $98 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, partially offset by market appreciation and higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income increased $79 million, or 11%, to $782 million for the six months ended June 30, 2017 compared to $703 million for the prior year period primarily due to a $52 million favorable change in the market impact of hedges on investments and net realized investment gains of $38 million for the first half of 2017 compared to net realized investment losses of $11 million for the prior year period, partially offset by a $14 million decrease in investment income on fixed maturities driven by lower earned interest rates.
Premiums decreased $53 million, or 7%, to $687 million for the six months ended June 30, 2017 compared to $740 million for the prior year period primarily reflecting higher ceded premiums for our auto and home business due to new quota share reinsurance arrangements we entered into at the beginning of the year to reduce risk.
Other revenues increased $21 million, or 4%, to $523 million for the six months ended June 30, 2017 compared to $502 million for the prior year period primarily due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses increased $149 million, or 3%, to $4.9 billion for the six months ended June 30, 2017 compared to $4.8 billion for the prior year period primarily due to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and higher distribution expenses from increased advisor productivity.
Distribution expenses increased $82 million, or 5%, to $1.7 billion for the six months ended June 30, 2017 compared to $1.6 billion for the prior year period reflecting market appreciation and wrap account net inflows, partially offset by a $63 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts and asset management net outflows.
Interest credited to fixed accounts increased $29 million, or 10%, to $333 million for the six months ended June 30, 2017 compared to $304 million for the prior year period primarily due to the market impact on indexed universal life benefits, net of hedges, which was an expense of $6 million for the six months ended June 30, 2017 compared to a benefit of $20 million for the prior year period.
Benefits, claims, losses and settlement expenses increased $99 million, or 9%, to $1.2 billion for the six months ended June 30, 2017 compared to $1.1 billion for the prior year period primarily reflecting the following items:

•
A $16 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $21 million negative impact in the first half of 2017 from changes in assumptions in the prior year unlocking process that result in ongoing increases to living benefit reserves.

•
A $58 million decrease in auto and home expenses reflecting a lower non-catastrophe loss ratio and the impact of new quota share reinsurance arrangements, partially offset by higher catastrophe losses. Catastrophe losses, net of the impact of reinsurance, were $69 million for the six months ended June 30, 2017 compared to $60 million for the prior year period, primarily from several wind/hail storms in Colorado, Minnesota and Texas. In the first quarter of 2017, we entered into quota share and aggregate excess of loss reinsurance arrangements designed to reduce net retained exposure to property losses. The expanded reinsurance program resulted in ceded losses of approximately $44 million in the first half of 2017.

•
A $406 million increase in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The unfavorable impact of the nonperformance credit spread was $72 million for the six months ended June 30, 2017 compared to a favorable impact of $334 million for the prior year period.

•
A $272 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.9 billion change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $1.6 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $3 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

AMERIPRISE FINANCIAL, INC.

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense in the first half of 2017 compared to the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit in the first half of 2017 compared to an expense in the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense in the first half of 2017 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Amortization of DAC decreased $56 million, or 28%, to $141 million for the six months ended June 30, 2017 compared to $197 million for the prior year period primarily reflecting the following items:

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $16 million for the first half of 2017 reflecting favorable equity market returns compared to an expense of $5 million for the prior year period.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $18 million for the first half of 2017 compared to an expense of $14 million for the prior year period.

Income Taxes
Our effective tax rate was 19.3% for the six months ended June 30, 2017 compared to 21.0% for the prior year period. Our effective tax rates for the six months ended June 30, 2017 and 2016 were lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, and lower taxes on net income from foreign subsidiaries. The decrease in the effective tax rate for the six months ended June 30, 2017 compared to the prior year period is primarily due to a $32 million benefit for stock compensation due to the adoption of stock compensation accounting guidance.
Results of Operations by Segment for the Six Months Ended June 30, 2017 and 2016
The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Advice & Wealth Management
Net revenues	$2,643	$2,448
Expenses	2,104	2,022
Operating earnings	$539	$426
Asset Management
Net revenues	$1,474	$1,463
Expenses	1,148	1,166
Operating earnings	$326	$297
Annuities
Net revenues	$1,235	$1,215
Expenses	954	945
Operating earnings	$281	$270
Protection
Net revenues	$1,038	$1,080
Expenses	924	974
Operating earnings	$114	$106
Corporate & Other
Net revenues	$112	$127
Expenses	268	253
Operating loss	$(156)	$(126)

AMERIPRISE FINANCIAL, INC.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2017	2016
	(in billions)
Beginning balance	$201.1	$180.5
Net flows	8.4	4.1
Market appreciation and other	12.8	5.1
Ending balance	$222.3	$189.7

Advisory wrap account assets ending balance (1)	$220.2	$187.9
Average advisory wrap account assets (2)	$210.6	$180.6

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $21.2 billion, or 11%, during the six months ended June 30, 2017 due to net inflows of $8.4 billion and market appreciation and other of $12.8 billion. Net flows increased $4.3 billion compared to the prior year period. Average advisory wrap account assets increased $30.0 billion, or 17%, compared to the prior year period reflecting net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Six Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$1,495	$1,300	$195	15%
Distribution fees	1,018	1,038	(20)	(2)
Net investment income	110	91	19	21
Other revenues	42	36	6	17
Total revenues	2,665	2,465	200	8
Banking and deposit interest expense	22	17	5	29
Total net revenues	2,643	2,448	195	8
Expenses
Distribution expenses	1,566	1,494	72	5
Interest and debt expense	5	4	1	25
General and administrative expense	533	524	9	2
Total expenses	2,104	2,022	82	4
Operating earnings	$539	$426	$113	27%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $113 million, or 27%, to $539 million for the six months ended June 30, 2017 compared to $426 million for the prior year period reflecting wrap account net inflows, market appreciation and higher earnings on brokerage cash. Pretax operating margin was 20.4% for the six months ended June 30, 2017 compared to 17.4% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $195 million, or 8%, to $2.6 billion for the six months ended June 30, 2017 compared to $2.4 billion for the prior year period primarily due to growth in wrap account assets, higher earnings on brokerage cash and increased transactional activity, partially offset by an $84 million decrease in revenues from the net impact of transitioning advisory accounts to share classes without 12b-1 fees. Operating net revenue per branded advisor increased to $274,000 for the six months ended June 30, 2017, up 9%, from $251,000 for the prior year period.

AMERIPRISE FINANCIAL, INC.

Management and financial fees increased $195 million, or 15%, to $1.5 billion for the six months ended June 30, 2017 compared to $1.3 billion for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $30.0 billion, or 17%, compared to the prior year period reflecting net inflows and market appreciation.
Distribution fees decreased $20 million, or 2%, to $1.0 billion for the six months ended June 30, 2017 compared to the prior year period primarily due to a $98 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, partially offset by market appreciation, increased transactional activity and higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income increased $19 million, or 21%, to $110 million for the six months ended June 30, 2017 compared to $91 million for the prior year period primarily due to higher investment yields and an increase in invested balances driven by certificate net inflows.
Expenses
Total expenses increased $82 million, or 4%, to $2.1 billion for the six months ended June 30, 2017 compared to $2.0 billion for the prior year period primarily due to an increase in distribution expenses.
Distribution expenses increased $72 million, or 5%, to $1.6 billion for the six months ended June 30, 2017 compared to $1.5 billion for the prior year period reflecting higher advisor compensation due to growth in wrap account assets and increased transactional activity, partially offset by a $63 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts.
Asset Management
The following table presents global managed assets by type:

	June 30,		Change		Average(1)		Change
					Six Months Ended June 30,
	2017	2016			2017	2016
	(in billions)
Equity	$257.7	$241.0	$16.7	7%	$250.5	$243.2	$7.3	3%
Fixed income	176.3	179.8	(3.5)	(2)	177.2	178.0	(0.8)	—
Money market	5.5	7.3	(1.8)	(25)	5.9	7.5	(1.6)	(21)
Alternative	6.6	7.2	(0.6)	(8)	7.2	7.8	(0.6)	(8)
Hybrid and other	26.5	24.3	2.2	9	25.6	24.2	1.4	6
Total managed assets	$472.6	$459.6	$13.0	3%	$466.4	$460.7	$5.7	1%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in global managed assets:

	Six Months Ended June 30,
	2017	2016
	(in billions)
Global Retail Funds
Beginning assets	$259.9	$263.9
Inflows	27.1	26.0
Outflows	(33.4)	(31.4)
Net VP/VIT fund flows	(1.8)	(0.7)
Net new flows	(8.1)	(6.1)
Reinvested dividends	2.8	3.1
Net flows	(5.3)	(3.0)
Distributions	(3.4)	(3.7)
Market appreciation and other (2)	19.4	4.4
Foreign currency translation (1)(2)	2.3	(2.3)
Total ending assets	272.9	259.3
Global Institutional
Beginning assets	194.5	208.0
Inflows	13.1	13.4
Outflows	(22.2)	(22.6)
Net flows	(9.1)	(9.2)
Market appreciation and other (2)(3)	9.8	7.7
Foreign currency translation (1)(2)	4.5	(6.2)
Total ending assets	199.7	200.3
Total managed assets	$472.6	$459.6
Total net flows	$(14.4)	$(12.2)
Former Parent Company Related (4)(5)
Retail net new flows	$(1.7)	$(0.6)
Institutional net new flows	(8.0)	(6.1)
Total net new flows	$(9.7)	$(6.7)
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
(3) Includes nil and $1.8 billion for the total change in Affiliated General Account Assets during the six months ended June 30, 2017 and 2016, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
(5) Prior period former parent company related net new flows were restated to include additional Former Parent Company net new flows that were previously not considered. The change was a decrease of $134 million for the six months ended June 30, 2016.
Total segment AUM increased $18.2 billion, or 4%, during the six months ended June 30, 2017 driven by market appreciation and a positive impact of foreign currency translation, partially offset by net outflows. Total segment AUM net outflows were $14.4 billion for the six months ended June 30, 2017, which included $9.7 billion of outflows of former parent-related assets.
Global retail net outflows of $5.3 billion included $1.8 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and $1.7 billion of outflows from former parent-related assets. In U.S. retail, net outflows excluding the former parent-related assets were $4.0 billion, reflecting industry pressures on active strategies partially offset by $2.8 billion of reinvested dividends. In EMEA, net inflows were $0.5 billion.
Global institutional net outflows of $9.1 billion included $8.0 billion of outflows from former parent-related assets, $1.0 billion of outflows from CLOs and a $1.6 billion outflow from an institutional client that continued a pattern of redeeming assets for liquidity

AMERIPRISE FINANCIAL, INC.

purposes that started in 2015. Institutional outflows from former parent-related assets included Zurich outflows of $5.6 billion, which included $3.8 billion of low fee pension assets, and U.S. Trust outflows of $2.2 billion.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Six Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$1,223	$1,214	$9	1%
Distribution fees	233	238	(5)	(2)
Net investment income	10	8	2	25
Other revenues	8	3	5	NM
Total revenues	1,474	1,463	11	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,474	1,463	11	1
Expenses
Distribution expenses	504	501	3	1
Amortization of deferred acquisition costs	8	9	(1)	(11)
Interest and debt expense	11	11	—	—
General and administrative expense	625	645	(20)	(3)
Total expenses	1,148	1,166	(18)	(2)
Operating earnings	$326	$297	$29	10%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $29 million, or 10%, to $326 million for the six months ended June 30, 2017 compared to $297 million for the prior year period primarily due to market appreciation, a $9 million expense in the prior year period from the resolution of a legacy legal matter related to the hedge fund business and continued expense management, partially offset by net outflows and higher performance-based compensation.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $11 million, or 1%, $1.5 billion for the six months ended June 30, 2017 compared to the prior year period reflecting market appreciation, partially offset by net outflows, foreign exchange translation and a $15 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees. The Asset Management segment revenue related to 12b-1 fees is eliminated on a consolidated basis.
Management and financial advice fees increased $9 million, or 1%, to $1.2 billion for the six months ended June 30, 2017 compared to the prior year period driven by market appreciation, partially offset by cumulative net outflows from former parent-related assets and higher fee yielding retail funds, a $25 million negative foreign currency translation impact and a $10 million decrease in performance fees. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 17% for the six months ended June 30, 2017 compared to the prior year period.
Distribution fees decreased $5 million, or 2%, to $233 million for the six months ended June 30, 2017 compared to $238 million for the prior year period due to cumulative net outflows and a $15 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees, partially offset by market appreciation.
Expenses
Total expenses decreased $18 million, or 2%, to $1.1 billion for the six months ended June 30, 2017 compared to $1.2 billion for the prior year period primarily due to lower general and administrative expense.
General and administrative expense decreased $20 million, or 3%, to $625 million for the six months ended June 30, 2017 compared to $645 million for the prior year period due to a $9 million expense in the prior year period from the resolution of a legacy legal matter related to the hedge fund business, a $20 million benefit from the impact of foreign exchange and a $5 million decrease in compensation related to performance fees, partially offset by higher performance-based compensation.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Six Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$377	$361	$16	4%
Distribution fees	179	171	8	5
Net investment income	354	381	(27)	(7)
Premiums	60	60	—	—
Other revenues	265	242	23	10
Total revenues	1,235	1,215	20	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,235	1,215	20	2
Expenses
Distribution expenses	209	210	(1)	—
Interest credited to fixed accounts	236	238	(2)	(1)
Benefits, claims, losses and settlement expenses	292	282	10	4
Amortization of deferred acquisition costs	95	93	2	2
Interest and debt expense	17	17	—	—
General and administrative expense	105	105	—	—
Total expenses	954	945	9	1
Operating earnings	$281	$270	$11	4%
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $11 million, or 4%, to $281 million for the six months ended June 30, 2017 compared to $270 million for the prior year period primarily due to equity market appreciation and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance, partially offset by lower investment yields, a $21 million negative impact from changes in assumptions in the prior year unlocking process that result in ongoing increases to living benefit reserves and a $20 million negative impact to DAC and DSIC from higher than expected lapses on variable annuities.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $35 million ($15 million for DAC, $4 million for DSIC and $16 million for insurance features in non-traditional long duration contracts) for the six months ended June 30, 2017 reflecting favorable equity market returns compared to an expense of $8 million ($4 million for DAC, $1 million for DSIC and $3 million for insurance features in non-traditional long duration contracts) for the prior year period.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $20 million, or 2%, to $1.2 billion for the six months ended June 30, 2017 compared to the prior year period due to equity market appreciation and an increase in variable annuity rider fees, partially offset by lower investment yields and net outflows in fixed and variable annuities.
Management and financial advice fees increased $16 million, or 4%, to $377 million for the six months ended June 30, 2017 compared to $361 million for the prior year period due to higher fees on variable annuities driven by higher average separate account balances. Average variable annuity account balances increased $3.1 billion, or 5%, from the prior year period due to market appreciation, partially offset by net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $27 million, or 7%, to $354 million for the six months ended June 30, 2017 compared to $381 million for the prior year period primarily reflecting lower earned interest rates.
Other revenues increased $23 million, or 10%, to $265 million for the six months ended June 30, 2017 compared to $242 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $9 million, or 1%, to $954 million for the six months ended June 30, 2017 compared to $945 million for the prior year period primarily due to higher benefits, claims, losses and settlement expenses.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $10 million, or 4%, to $292 million for the six months ended June 30, 2017 compared to $282 million for the prior year period primarily reflecting the following items:

•
A $16 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $21 million negative impact in the first half of 2017 from changes in assumptions in the prior year unlocking process that result in ongoing increases to living benefit reserves.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $20 million for the six months ended June 30, 2017 reflecting favorable equity market returns compared to an expense of $4 million for the prior year period.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Six Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$23	$25	$(2)	(8)%
Distribution fees	50	48	2	4
Net investment income	167	162	5	3
Premiums	591	636	(45)	(7)
Other revenues	207	209	(2)	(1)
Total revenues	1,038	1,080	(42)	(4)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,038	1,080	(42)	(4)
Expenses
Distribution expenses	33	33	—	—
Interest credited to fixed accounts	91	86	5	6
Benefits, claims, losses and settlement expenses	610	652	(42)	(6)
Amortization of deferred acquisition costs	57	69	(12)	(17)
Interest and debt expense	12	12	—	—
General and administrative expense	121	122	(1)	(1)
Total expenses	924	974	(50)	(5)
Operating earnings	$114	$106	$8	8%
Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), increased $8 million, or 8%, to $114 million for the six months ended June 30, 2017 compared to $106 million for the prior year period primarily due to improved auto and home results, partially offset by a $10 million increase in life and DI insurance claims and a $6 million favorable impact in the prior year period related to life and health reinsurance recapture and model changes.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, decreased $42 million, or 4%, to $1.0 billion for the six months ended June 30, 2017 compared to $1.1 billion for the prior year period primarily due to a decrease in premiums.

AMERIPRISE FINANCIAL, INC.

Premiums decreased $45 million, or 7%, to $591 million for the six months ended June 30, 2017 compared to $636 million for the prior year period primarily reflecting higher ceded premiums for our auto and home business due to new quota share reinsurance arrangements we entered into at the beginning of the year to reduce risk.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, decreased $50 million, or 5%, to $924 million for the six months ended June 30, 2017 compared to $974 million for the prior year period due to lower benefits, claims, losses and settlement expenses and amortization of DAC.
Benefits, claims, losses and settlement expenses decreased $42 million, or 6%, to $610 million for the six months ended June 30, 2017 compared to $652 million for the prior year period due to a $58 million decrease in auto and home expenses reflecting a lower non-catastrophe loss ratio and the impact of new quota share reinsurance arrangements, partially offset by higher catastrophe losses. Catastrophe losses, net of the impact of reinsurance, were $69 million for the six months ended June 30, 2017 compared to $60 million for the prior year period, primarily from several wind/hail storms in Colorado, Minnesota and Texas. In the first quarter of 2017, we entered into quota share and aggregate excess of loss reinsurance arrangements designed to reduce net retained exposure to property losses. The expanded reinsurance program resulted in ceded losses of approximately $44 million in the first half of 2017.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Six Months Ended June 30,		Change
	2017	2016
	(in millions)
Revenues
Net investment income	$57	$73	$(16)	(22)%
Premiums	53	54	(1)	(2)
Other revenues	3	—	3	—
Total revenues	113	127	(14)	(11)
Banking and deposit interest expense	1	—	1	—
Total net revenues	112	127	(15)	(12)
Expenses
Distribution expenses	(5)	(8)	3	38
Benefits, claims, losses and settlement expenses	120	118	2	2
Amortization of deferred acquisition costs	—	4	(4)	NM
Interest and debt expense	14	14	—	—
General and administrative expense	139	125	14	11
Total expenses	268	253	15	6
Operating loss	$(156)	$(126)	$(30)	(24)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss increased $30 million, or 24%, to $156 million for the six months ended June 30, 2017 compared to $126 million for the prior year period primarily due to a decrease in net investment income and an increase in general and administrative expense.
Net investment income decreased $16 million, or 22%, to $57 million for the six months ended June 30, 2017 compared to $73 million for the prior year period primarily due to higher amortization relating to an increase in low income housing investments and the impact of interest allocation between subsidiaries.
General and administrative expense increased $14 million, or 11%, to $139 million for the six months ended June 30, 2017 compared to $125 million for the prior year period primarily due to a $9 million expense related to the renegotiation of a vendor arrangement, a $6 million increase in expense related to planning and implementation of the new Department of Labor fiduciary standard and higher performance-based compensation, partially offset by a $14 million expense in the second quarter of 2016 from the resolution of a legacy legal matter related to the hedge fund business.

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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2019 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.7 billion and 4.6%, respectively, as of June 30, 2017. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.9 billion and had a weighted average yield of 2.7% as of June 30, 2017. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2017 was approximately 2.9%.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2017:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(249)	$4	$(245)
DAC and DSIC amortization (2) (3)	(122)	—	(122)
Variable annuity riders:
GMDB and GMIB (3)	(29)	—	(29)
GMWB (3) (4)	(392)	231	(161)
GMAB	(26)	27	1
DAC and DSIC amortization (4)	N/A	N/A	(1)
Total variable annuity riders	(447)	258	(190)
Macro hedge program (5)	—	36	36
Equity indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	62	(49)	13
Total	$(752)	$245	$(508)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(50)	$—	$(50)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	975	(1,078)	(103)
GMAB	24	(26)	(2)
DAC and DSIC amortization (4)	N/A	N/A	29
Total variable annuity riders	999	(1,104)	(76)
Macro hedge program (5)	—	146	146
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	61	—	61
Brokerage client cash balances	115	—	115
Certificates	(13)	—	(13)
Indexed universal life insurance	89	2	91
Total	$1,201	$(956)	$274
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

AMERIPRISE FINANCIAL, INC.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2017. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $246 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on June 30, 2017 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the six months ended June 30, 2017. At June 30, 2017 and December 31, 2016, we had $2.4 billion and $2.3 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $500 million that expires in May 2020. Under the terms of the credit agreement, we can increase this facility to $750 million upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2017, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at June 30, 2017.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both June 30, 2017 and December 31, 2016 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both June 30, 2017 and December 31, 2016, we had $150 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in millions)
RiverSource Life(1)(2)	$2,818	$3,052	N/A	$606
RiverSource Life of NY(1)(2)	296	323	N/A	38
IDS Property Casualty(1)(3)	796	800	216	213
Ameriprise Insurance Company(1)(3)	48	47	3	2
ACC(4)(5)	363	335	334	317
Threadneedle Asset Management Holdings Sàrl(6)	530	360	164	149
Ameriprise National Trust Bank(7)	23	22	10	10
AFSI(3)(4)	79	77	#	#
Ameriprise Captive Insurance Company(3)	53	51	12	9
Ameriprise Trust Company(3)	30	29	25	24
AEIS(3)(4)	129	107	21	19
RiverSource Distributors, Inc.(3)(4)	12	11	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	14	14	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2017 and December 31, 2016.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at June 30, 2017 represent calculations at December 31, 2016 of the rule based requirements, as specified by FCA regulations.

(7)	Ameriprise National Trust Bank is required to maintain capital in compliance with the Office of the Comptroller of the Currency regulations and policies.
Our insurance companies’ statutory capital is calculated in accordance with the accounting practices prescribed or permitted by domiciliary state insurance regulators. RiverSource Life received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2018, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory capital from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. The permitted practice allows RiverSource Life to defer a portion of the change in fair value, net investment income and realized gains or losses generated from designated derivatives to the extent the amounts do not offset the current period interest-rate related change in the variable annuity statutory reserve liability. The deferred amount will be amortized over ten years using the straight-line method with the ability to accelerate amortization at management’s discretion. There is no immediate impact to statutory capital at the effective date for the permitted statutory accounting practice.

AMERIPRISE FINANCIAL, INC.

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
During the six months ended June 30, 2017, the parent holding company received cash dividends or a return of capital from its subsidiaries of $908 million (including $500 million from RiverSource Life) and contributed cash to its subsidiaries of $38 million. During the six months ended June 30, 2016, the parent holding company received cash dividends or a return of capital from its subsidiaries of $896 million (including $600 million from RiverSource Life) and contributed cash to its subsidiaries of $114 million (including $75 million to IDS Property Casualty).
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $250 million and $244 million for the six months ended June 30, 2017 and 2016, respectively. On July 25, 2017, we announced a quarterly dividend of $0.83 per common share. The dividend will be paid on August 18, 2017 to our shareholders of record at the close of business on August 7, 2017.
In December 2015, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through December 31, 2017. As of June 30, 2017, we had $220 million remaining under this share repurchase authorization. In April 2017, our Board of Directors authorized us to repurchase up to an additional $2.5 billion of our common stock through June 30, 2019. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2017, we repurchased a total of 5.7 million shares of our common stock at an average price of $125.41 per share.
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
Operating Activities
Net cash provided by operating activities decreased $781 million to $736 million for the six months ended June 30, 2017 compared to $1.5 billion for the prior year period primarily due to a $136 million increase in income taxes paid, a $95 million increase in net cash used for other investments driven by changes in trading securities, and net cash outflows related to derivatives for the first half of 2017 compared to net cash inflows for the prior year period.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash provided by investing activities increased $164 million to $227 million for the six months ended June 30, 2017 compared to $63 million for the prior year period primarily due to a $615 million decrease in cash used for purchases of Available-for-Sale securities and a $176 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, partially offset by a $316 million decrease in proceeds from sales, maturities and repayments of mortgage loans reflecting the sale of a portion of our consumer loans in the first quarter of 2016 and a $116 million decrease in net cash related to changes in investments of CIEs.
Financing Activities
Net cash used in financing activities decreased $47 million to $866 million for the six months ended June 30, 2017 compared to $913 million for the prior year period primarily due to a $246 million decrease in repayments of long-term debt and a $113 million decrease in repurchases of common shares, partially offset by $275 million of lower net cash inflows related to investment certificates. During the six months ended June 30, 2016, we repaid the remaining $245 million of our junior subordinated notes due 2066.
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

AMERIPRISE FINANCIAL, INC.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2017.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2017:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2017
Share repurchase program (1)	798,500	$128.85	798,500	$2,969,182,110
Employee transactions (2)	27,047	$128.72	N/A	N/A

May 1 to May 31, 2017
Share repurchase program (1)	1,119,557	$125.88	1,119,557	$2,828,249,630
Employee transactions (2)	22,213	$128.27	N/A	N/A

June 1 to June 30, 2017
Share repurchase program (1)	856,798	$126.30	856,798	$2,720,037,736
Employee transactions (2)	70,257	$128.46	N/A	N/A

Totals
Share repurchase program (1)	2,774,855	$126.86	2,774,855
Employee transactions (2)	119,517	$128.48	N/A
	2,894,372		2,774,855
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

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	August 2, 2017	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	August 2, 2017	By	/s/ David K. Stewart
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

101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2017 and 2016; (iii) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

E-1