Form 10-Q
period 2017-09-30
AMERIPRISE FINANCIAL INC
filed 2017-11-01
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2017
Common Stock (par value $.01 per share)	147,930,011 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,626	$1,464	$4,669	$4,289
Distribution fees	437	455	1,310	1,338
Net investment income	372	387	1,154	1,090
Premiums	348	374	1,035	1,114
Other revenues	210	330	733	832
Total revenues	2,993	3,010	8,901	8,663
Banking and deposit interest expense	12	12	34	29
Total net revenues	2,981	2,998	8,867	8,634
Expenses
Distribution expenses	850	798	2,505	2,371
Interest credited to fixed accounts	176	161	509	465
Benefits, claims, losses and settlement expenses	474	855	1,652	1,934
Amortization of deferred acquisition costs	48	163	189	360
Interest and debt expense	52	52	154	160
General and administrative expense	753	731	2,244	2,221
Total expenses	2,353	2,760	7,253	7,511
Pretax income	628	238	1,614	1,123
Income tax provision	125	23	315	209
Net income	$503	$215	$1,299	$914

Earnings per share
Basic	$3.29	$1.31	$8.37	$5.43
Diluted	$3.24	$1.30	$8.24	$5.37

Cash dividends declared per common share	$0.83	$0.75	$2.41	$2.17

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$(1)	$(2)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	1
Net impairment losses recognized in net investment income	$—	$—	$(1)	$(1)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income	$503	$215	$1,299	$914
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	16	(16)	46	(55)
Net unrealized gains (losses) on securities	(4)	(28)	60	382
Net unrealized gains (losses) on derivatives	1	1	2	3
Defined benefit plans	—	—	5	6
Other	—	—	(1)	—
Total other comprehensive income (loss), net of tax	13	(43)	112	336
Total comprehensive income	$516	$172	$1,411	$1,250
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,398	$2,318
Cash of consolidated investment entities	106	168
Investments	36,202	35,834
Investments of consolidated investment entities, at fair value	2,215	2,254
Separate account assets	85,287	80,210
Receivables	5,742	5,299
Receivables of consolidated investment entities, at fair value	9	11
Deferred acquisition costs	2,661	2,648
Restricted and segregated cash and investments	3,131	3,331
Other assets	7,735	7,748
Total assets	$145,486	$139,821

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,963	$30,202
Separate account liabilities	85,287	80,210
Customer deposits	10,427	10,036
Short-term borrowings	201	200
Long-term debt	2,902	2,917
Debt of consolidated investment entities, at fair value	2,267	2,319
Accounts payable and accrued expenses	1,728	1,727
Other liabilities	6,363	5,823
Other liabilities of consolidated investment entities, at fair value	43	95
Total liabilities	139,181	133,529
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 327,007,785 and 324,006,315, respectively)	3	3
Additional paid-in capital	8,017	7,765
Retained earnings	11,271	10,351
Treasury shares, at cost (178,670,257 and 169,246,411 shares, respectively)	(13,298)	(12,027)
Accumulated other comprehensive income, net of tax	312	200
Total equity	6,305	6,292
Total liabilities and equity	$145,486	$139,821
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Ameriprise Financial, Inc.								Non-controlling Interests	Total
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com- prehensive Income	Total Ameriprise Financial, Inc. Shareholders’ Equity
	(in millions, except share data)
Balances at January 1, 2016 (1)	171,033,260	$3	$7,611	$9,525	$137	$(10,338)	$253	$7,191	$1,188	$8,379
Cumulative effect of change in accounting policies	—	—	—	1	(137)	—	6	(130)	(1,188)	(1,318)
Comprehensive income:
Net income	—	—	—	914	—	—	—	914	—	914
Other comprehensive income, net of tax	—	—	—	—	—	—	336	336	—	336
Total comprehensive income								1,250	—	1,250
Dividends to shareholders	—	—	—	(368)	—	—	—	(368)	—	(368)
Repurchase of common shares	(14,349,061)	—	—	—	—	(1,333)	—	(1,333)	—	(1,333)
Share-based compensation plans	1,812,137	—	98	—	—	62	—	160	—	160
Balances at September 30, 2016 (1)	158,496,336	$3	$7,709	$10,072	$—	$(11,609)	$595	$6,770	$—	$6,770

Balances at January 1, 2017	154,759,904	$3	$7,765	$10,351	$—	$(12,027)	$200	$6,292	$—	$6,292
Comprehensive income:
Net income	—	—	—	1,299	—	—	—	1,299	—	1,299
Other comprehensive income, net of tax	—	—	—	—	—	—	112	112	—	112
Total comprehensive income								1,411	—	1,411
Dividends to shareholders	—	—	—	(379)	—	—	—	(379)	—	(379)
Repurchase of common shares	(10,184,145)	—	—	—	—	(1,323)	—	(1,323)	—	(1,323)
Share-based compensation plans	3,761,769	—	252	—	—	52	—	304	—	304
Balances at September 30, 2017	148,337,528	$3	$8,017	$11,271	$—	$(13,298)	$312	$6,305	$—	$6,305
(1) Prior period retained earnings were restated in the fourth quarter of 2016. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	September 30,
	2017	2016
	(in millions)
Cash Flows from Operating Activities
Net income	$1,299	$914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	176	187
Deferred income tax expense (benefit)	(58)	(47)
Share-based compensation	91	101
Net realized investment (gains) losses	(37)	(1)
Net trading (gains) losses	(5)	(5)
Loss from equity method investments	41	45
Net losses of consolidated investment entities	3	5
Changes in operating assets and liabilities:
Restricted and segregated investments	1	200
Deferred acquisition costs	(31)	86
Other investments, net	(139)	9
Policyholder account balances, future policy benefits and claims, net	(353)	1,172
Derivatives, net of collateral	589	(676)
Receivables	(445)	(177)
Brokerage deposits	(47)	3
Accounts payable and accrued expenses	(19)	(24)
Other operating assets and liabilities of consolidated investment entities, net	—	(9)
Other, net	113	239
Net cash provided by (used in) operating activities	1,179	2,022

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	335	322
Maturities, sinking fund payments and calls	3,583	3,379
Purchases	(3,722)	(4,666)
Proceeds from sales, maturities and repayments of mortgage loans	348	705
Funding of mortgage loans	(372)	(334)
Proceeds from sales and collections of other investments	211	131
Purchase of other investments	(351)	(144)
Purchase of investments by consolidated investment entities	(1,092)	(566)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,087	803
Purchase of land, buildings, equipment and software	(125)	(66)
Other, net	(8)	69
Net cash provided by (used in) investing activities	$(106)	$(367)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	September 30,
	2017	2016
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$3,595	$3,184
Maturities, withdrawals and cash surrenders	(3,158)	(2,376)
Policyholder account balances:
Deposits and other additions	1,538	1,532
Net transfers from (to) separate accounts	(120)	113
Surrenders and other benefits	(1,413)	(1,448)
Cash paid for purchased options with deferred premiums	(187)	(256)
Cash received from purchased options with deferred premiums	42	242
Issuance of long-term debt	—	495
Repayments of long-term debt	(8)	(254)
Dividends paid to shareholders	(368)	(361)
Repurchase of common shares	(1,161)	(1,319)
Exercise of stock options	13	6
Repayments of debt by consolidated investment entities	(59)	(134)
Other, net	—	3
Net cash provided by (used in) financing activities	(1,286)	(573)
Effect of exchange rate changes on cash	32	(53)
Net increase (decrease) in cash, cash equivalents and restricted cash	(181)	1,029
Cash, cash equivalents and restricted cash at beginning of period	5,392	5,407
Net cash outflows upon the deconsolidation of VIEs	—	(346)
Cash, cash equivalents and restricted cash at end of period	$5,211	$6,090

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$130	$121
Interest paid by consolidated investment entities	65	74
Income taxes paid, net	387	201
Non-cash investing activity:
Partnership commitments not yet remitted	9	75
	September 30, 2017	December 31, 2016
	(in millions)

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,398	$2,318
Cash of consolidated investment entities	106	168
Restricted and segregated cash and investments	3,131	3,331
Less: Restricted and segregated investments	(424)	(425)
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$5,211	$5,392
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
In the third quarter of 2017, the Company recorded a $14 million out-of-period correction related to a variable annuity model assumption that decreased amortization of deferred acquisition costs (“DAC”) by $10 million and decreased benefits, claims, losses and settlement expenses by $4 million.
The impact to prior period financial statements of these out-of-period corrections was not material.
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
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Statement of Cash Flows – Restricted Cash
In November 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the classification of restricted cash on the statement of cash flows. The update requires entities to include restricted cash and restricted cash equivalents in cash and cash equivalent balances on the statement of cash flows and disclose a reconciliation between the balances on the statement of cash flows and the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted the standard for the interim period ended March 31, 2017 on a retrospective basis. As a result of the adoption of the standard, restricted cash balances of $2.7 billion and $2.9 billion at September 30, 2017 and December 31, 2016, respectively, are included in the cash and cash equivalents balances on the Company’s consolidated statements of cash flows. The impact of the change in restricted cash resulted in a $213 million increase to the Company’s operating cash flows for the prior period presented.
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
Compensation – Stock Compensation
In March 2016, the FASB updated the accounting standards related to employee share-based payments. The update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. This change is required to be applied prospectively to excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. No

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

adjustment is recorded for any excess tax benefits or tax deficiencies previously recorded in additional paid in capital. The update also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This provision can be applied on either a prospective or retrospective basis. The update permits entities to make an accounting policy election to recognize forfeitures as they occur rather than estimating forfeitures to determine the recognition of expense for share-based payment awards. The standard is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company adopted the standard on January 1, 2017 on a prospective basis, except for the cash flow statement provision, which the Company applied on a retrospective basis. During periods in which the settlement date value differs materially from the grant date fair value of certain share-based payment awards, the Company may experience volatility in income tax recognized in its consolidated results of operations. During the three months and nine months ended September 30, 2017, the Company recognized net excess tax benefits of $25 million and $57 million, respectively, as a reduction to the income tax provision in the consolidated statements of operations. The Company maintained its accounting policy of estimating forfeitures. As a result of the adoption of the standard, net excess tax benefits of $57 million and $8 million for the nine months ended September 30, 2017 and 2016, respectively, are included in the Other, net line within operating cash flows on the Company’s consolidated statements of cash flows.
Future Adoption of New Accounting Standards
Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB updated the accounting standards to amend the hedge accounting recognition and presentation requirements. The objectives of the update are to better align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities and simplify the application of the hedge accounting guidance. The update also adds new disclosures and amends existing disclosure requirements. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
Receivables – Premium Amortization on Purchased Callable Debt Securities
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Subsequent related updates provide clarification on certain revenue recognition guidance in the new standard. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company plans to adopt the revenue recognition guidance on a retrospective basis in the first quarter of 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the Company does not expect the update to have an impact on these revenues. The Company’s implementation efforts include the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The Company has determined that certain payments received primarily related to franchise advisor fees should be presented as revenue rather than a reduction of expense. The Company expects the impact of this change to be an increase to both revenues and expenses of approximately $95 million to $120 million. The Company does not expect a material impact to the timing of revenue recognition; however, the Company’s implementation effort to assess the impact of the standard is still in process.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes of certain CLOs. The Company has determined that consolidation is required for certain CLOs.
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its investments amortized cost, which was $6 million and $9 million as of September 30, 2017 and December 31, 2016, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 4 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate the property funds. The carrying value of the Company’s investment in property funds is reflected in other investments and was $26 million as of both September 30, 2017 and December 31, 2016.
Hedge Funds and Private Equity Funds
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $7 million and $13 million as of September 30, 2017 and December 31, 2016, respectively.
International Series Funds
The Company manages international series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other assets and was $26 million and $33 million as of September 30, 2017 and December 31, 2016, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $455 million and $482 million as of September 30, 2017 and December 31, 2016, respectively. The Company had a $114 million and $135 million liability recorded as of September 30, 2017 and December 31, 2016, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$29	$—	$29
Common stocks	22	11	4	37
Other investments	4	—	—	4
Syndicated loans	—	1,963	182	2,145
Total investments	26	2,003	186	2,215
Receivables	—	9	—	9
Total assets at fair value	$26	$2,012	$186	$2,224

Liabilities
Debt (1)	$—	$2,267	$—	$2,267
Other liabilities	—	43	—	43
Total liabilities at fair value	$—	$2,310	$—	$2,310

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$19	$—	$19
Common stocks	22	6	5	33
Other investments	4	—	—	4
Syndicated loans	—	1,944	254	2,198
Total investments	26	1,969	259	2,254
Receivables	—	11	—	11
Total assets at fair value	$26	$1,980	$259	$2,265

Liabilities
Debt (1)	$—	$2,319	$—	$2,319
Other liabilities	—	95	—	95
Total liabilities at fair value	$—	$2,414	$—	$2,414

(1)
The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.3 billion as of September 30, 2017 and December 31, 2016, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities	Common Stocks		Syndicated Loans
	(in millions)
Balance, July 1, 2017	$—	$7		$185
Total gains (losses) included in:
Net income	—	1	(1)	(1)	(1)
Purchases	—	—		6
Sales	—	—		(12)
Settlements	—	—		(3)
Transfers into Level 3	—	—		84
Transfers out of Level 3	—	(4)		(77)
Balance, September 30, 2017	$—	$4		$182
Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2017	$—	$1	(1)	$—

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at July 1, 2016	$1	$243		$1
Total gains (losses) included in:
Net income	—	2	(1)	—
Purchases	1	50		—
Sales	—	(10)		—
Settlements	—	(26)		—
Transfers into Level 3	1	57		—
Transfers out of Level 3	—	(120)		—
Balance, September 30, 2016	$3	$196		$1
Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2016	$—	$2	(1)	$—

	Corporate Debt Securities	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2017	$—	$5		$254
Total gains (losses) included in:
Net income	—	1	(1)	—
Purchases	—	3		133
Sales	(2)	(1)		(27)
Settlements	—	—		(56)
Transfers into Level 3	2	2		197
Transfers out of Level 3	—	(6)		(319)
Balance, September 30, 2017	$—	$4		$182
Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2017	$—	$1	(1)	$(2)	(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Common Stocks	Syndicated Loans		Other Assets		Debt
	(in millions)
Balance at January 1, 2016, previously reported	$3	$529		$2,065		$(6,630)
Cumulative effect of change in accounting policies (3)	(2)	(304)		(2,065)		6,630
Balance at January 1, 2016, as adjusted	1	225		—		—
Total gains (losses) included in:
Net income	—	1	(1)	1	(2)	—
Purchases	1	100		—		—
Sales	—	(11)		—		—
Settlements	—	(51)		—		—
Transfers into Level 3	3	286		—		—
Transfers out of Level 3	(2)	(354)		—		—
Balance, September 30, 2016	$3	$196		$1		$—
Changes in unrealized gains (losses) included in income relating to assets and liabilities held at September 30, 2016	$—	$1	(1)	$—		$—
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
All Level 3 measurements as of September 30, 2017 and December 31, 2016 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2017	December 31, 2016
	(in millions)
Syndicated loans
Unpaid principal balance	$2,215	$2,281
Excess unpaid principal over fair value	(70)	(83)
Fair value	$2,145	$2,198
Fair value of loans more than 90 days past due	$12	$8
Fair value of loans in nonaccrual status	12	8
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	26	34

Debt
Unpaid principal balance	$2,400	$2,459
Excess unpaid principal over carrying value	(133)	(140)
Carrying value (1)	$2,267	$2,319
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.3 billion as of September 30, 2017 and December 31, 2016, respectively.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(1) million and nil for the three months ended September 30, 2017 and 2016, respectively.
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(3) million and $(5) million for the nine months ended September 30, 2017 and 2016, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in millions)
Debt of consolidated CLOs due 2025-2026	$2,267	$2,319	2.7%	2.5%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 7.3%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2017	December 31, 2016
	(in millions)
Available-for-Sale securities, at fair value	$30,826	$30,719
Mortgage loans, net	3,000	2,986
Policy and certificate loans	841	831
Other investments	1,535	1,298
Total	$36,202	$35,834
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Investment income on fixed maturities	$340	$342	$1,012	$1,028
Net realized gains (losses)	(3)	6	35	(5)
Affordable housing partnerships	(17)	(17)	(42)	(35)
Other	26	25	70	13
Consolidated investment entities	26	31	79	89
Total	$372	$387	$1,154	$1,090
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$14,528	$1,145	$(23)	$15,650	$—
Residential mortgage backed securities	6,740	79	(29)	6,790	—
Commercial mortgage backed securities	3,917	62	(27)	3,952	—
Asset backed securities	1,611	39	(4)	1,646	5
State and municipal obligations	2,216	249	(10)	2,455	—
U.S. government and agencies obligations	5	1	—	6	—
Foreign government bonds and obligations	292	21	(5)	308	—
Common stocks	9	11	(1)	19	6
Total	$29,318	$1,607	$(99)	$30,826	$11

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,231	$1,065	$(60)	$16,236	$—
Residential mortgage backed securities	6,899	86	(67)	6,918	(3)
Commercial mortgage backed securities	3,347	59	(39)	3,367	—
Asset backed securities	1,532	33	(16)	1,549	5
State and municipal obligations	2,195	198	(35)	2,358	—
U.S. government and agencies obligations	7	1	—	8	—
Foreign government bonds and obligations	251	17	(7)	261	—
Common stocks	10	13	(1)	22	6
Total	$29,472	$1,472	$(225)	$30,719	$8

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of September 30, 2017 and December 31, 2016, investment securities with a fair value of $1.7 billion and $1.6 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $793 million and $473 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of September 30, 2017 and December 31, 2016, fixed maturity securities comprised approximately 85% and 86%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of both September 30, 2017 and December 31, 2016, the Company’s internal analysts rated $1.1 billion of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$10,444	$10,528	34%	$9,252	$9,305	31%
AA	1,914	2,132	7	1,729	1,906	6
A	4,986	5,453	18	5,157	5,567	18
BBB	10,745	11,435	37	11,739	12,340	40
Below investment grade (1)	1,220	1,259	4	1,585	1,579	5
Total fixed maturities	$29,309	$30,807	100%	$29,462	$30,697	100%

(1)
The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $6 million and $11 million, respectively, at September 30, 2017, and $9 million and $14 million, respectively, at December 31, 2016. These securities are not rated but are included in below investment grade due to their risk characteristics.

As of September 30, 2017 and December 31, 2016, approximately 41% and 47%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	106	$1,151	$(7)	34	$325	$(16)	140	$1,476	$(23)
Residential mortgage backed securities	113	1,901	(16)	109	993	(13)	222	2,894	(29)
Commercial mortgage backed securities	90	1,391	(21)	19	210	(6)	109	1,601	(27)
Asset backed securities	33	398	(2)	16	105	(2)	49	503	(4)
State and municipal obligations	89	176	(1)	16	142	(9)	105	318	(10)
Foreign government bonds and obligations	6	19	—	14	21	(5)	20	40	(5)
Common stocks	—	—	—	3	1	(1)	3	1	(1)
Total	437	$5,036	$(47)	211	$1,797	$(52)	648	$6,833	$(99)

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	187	$2,452	$(33)	38	$377	$(27)	225	$2,829	$(60)
Residential mortgage backed securities	127	2,533	(33)	177	1,290	(34)	304	3,823	(67)
Commercial mortgage backed securities	100	1,583	(39)	5	43	—	105	1,626	(39)
Asset backed securities	48	524	(9)	27	298	(7)	75	822	(16)
State and municipal obligations	181	374	(14)	3	110	(21)	184	484	(35)
Foreign government bonds and obligations	7	30	(1)	15	23	(6)	22	53	(7)
Common stocks	—	—	—	3	1	(1)	3	1	(1)
Total	650	$7,496	$(129)	268	$2,142	$(96)	918	$9,638	$(225)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Beginning balance	$2	$81	$69	$85
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—	—	1
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	1	—
Reductions for securities sold during the period (realized)	—	—	(68)	(5)
Ending balance	$2	$81	$2	$81

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Gross realized gains	$6	$10	$50	$24
Gross realized losses	(2)	(3)	(6)	(12)
Other-than-temporary impairments	—	—	(1)	(1)
Total	$4	$7	$43	$11
Other-than-temporary impairments for the nine months ended September 30, 2017 and 2016 primarily related to credit losses on asset backed securities.
See Note 13 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of September 30, 2017 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,311	$2,340
Due after one year through five years	6,562	6,820
Due after five years through 10 years	3,852	4,010
Due after 10 years	4,316	5,249
	17,041	18,419
Residential mortgage backed securities	6,740	6,790
Commercial mortgage backed securities	3,917	3,952
Asset backed securities	1,611	1,646
Common stocks	9	19
Total	$29,318	$30,826
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2017	2016
	(in millions)
Beginning balance	$29	$32
Charge-offs	—	(1)
Provisions	(1)	(1)
Ending balance	$28	$30

Individually evaluated for impairment	$3	$2
Collectively evaluated for impairment	25	28
The recorded investment in financing receivables by impairment method was as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Individually evaluated for impairment	$19	$12
Collectively evaluated for impairment	3,490	3,480
Total	$3,509	$3,492
As of September 30, 2017 and December 31, 2016, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $13 million and $7 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the three months ended September 30, 2017 and 2016, the Company purchased $18 million and $22 million, respectively, and sold $12 million and nil, respectively, primarily of syndicated loans. During the nine months ended September 30, 2017 and 2016, the Company purchased $154 million and $65 million of syndicated loans, respectively, and sold $16 million of syndicated loans and $271 million of consumer loans, respectively. The loans sold during the nine months ended September 30, 2016 were sold on March 30, 2016 to a third party. The Company received cash proceeds of $260 million and recognized a loss of $11 million.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $2 million as of both September 30, 2017 and December 31, 2016. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% and nil of total commercial mortgage loans as of September 30, 2017 and December 31, 2016, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in millions)
East North Central	$237	$198	9%	7%
East South Central	92	88	3	3
Middle Atlantic	198	203	7	8
Mountain	253	240	9	9
New England	87	91	3	3
Pacific	785	746	28	28
South Atlantic	767	783	28	29
West North Central	215	222	8	8
West South Central	136	131	5	5
	2,770	2,702	100%	100%
Less: allowance for loan losses	21	21
Total	$2,749	$2,681

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in millions)
Apartments	$560	$504	20%	19%
Hotel	41	42	1	1
Industrial	466	446	17	17
Mixed use	48	49	2	2
Office	502	489	18	18
Retail	937	950	34	35
Other	216	222	8	8
	2,770	2,702	100%	100%
Less: allowance for loan losses	21	21
Total	$2,749	$2,681
Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2017 and December 31, 2016 was $486 million and $482 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of September 30, 2017 and December 31, 2016 were $2 million and $1 million, respectively.
Consumer Loans
The recorded investment in consumer loans as of September 30, 2017 and December 31, 2016 was $253 million and $308 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually.
As of September 30, 2017 and December 31, 2016, approximately 1% and 2%, respectively, of consumer loans had FICO scores below 640. As of both September 30, 2017 and December 31, 2016, none of the Company’s consumer loans had LTV ratios greater than 90%. The Company’s most significant geographic concentrations for consumer loans are in California representing 52% of the portfolio as of both September 30, 2017 and December 31, 2016. Colorado and Washington represent 18% and 13%, respectively, of the portfolio as of both September 30, 2017 and December 31, 2016. No other state represents more than 10% of the total consumer loan portfolio.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the third quarter of 2017, the Company entered into an agreement with an unaffiliated third party to sell $258 million of consumer mortgage loans and recorded a $7 million loss to reflect the loans at fair value.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of September 30, 2017 and December 31, 2016. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2017 and 2016. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
6.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management updated market-related inputs and implemented model changes related to our living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC in the third quarter of 2017 primarily reflected improved persistency and mortality on life insurance contracts and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking to DAC in the third quarter of 2016 primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company’s review of its closed LTC business in the prior year period resulted in the write-off of DAC, which was included in the impact of unlocking.
The balances of and changes in DAC were as follows:

	2017	2016
	(in millions)
Balance at January 1	$2,648	$2,730	(1)
Capitalization of acquisition costs	220	274	(2)
Amortization, excluding the impact of valuation assumptions review	(201)	(279)
Amortization, impact of valuation assumptions review	12	(81)
Impact of change in net unrealized securities (gains) losses	(18)	(105)
Balance at September 30	$2,661	$2,539	(1)

(1)	DAC balances were restated for the correction of commission expense accrual for certain insurance and annuity products in the fourth quarter of 2016. See Note 1 in the 2016 10-K.

(2)	Includes a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with the loss recognition on LTC business.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2017	2016
	(in millions)
Balance at January 1	$302	$335
Capitalization of sales inducement costs	3	4
Amortization, excluding the impact of valuation assumptions review	(26)	(32)
Amortization, impact of valuation assumptions review	(1)	4
Impact of change in net unrealized securities (gains) losses	1	(14)
Balance at September 30	$279	$297

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2017		December 31, 2016
	(in millions)
Policyholder account balances
Fixed annuities (1)	$10,100		$10,588
Variable annuity fixed sub-accounts	5,187		5,211
Variable universal life (“VUL”)/universal life (“UL”) insurance	3,028		3,007
Indexed universal life (“IUL”) insurance	1,290		1,054
Other life insurance	731		758
Total policyholder account balances	20,336		20,618

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	539		1,017
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(73)	(2)	(24)	(2)
Other annuity liabilities	85		66
Fixed annuity life contingent liabilities	1,482		1,497
Life, disability income and long term care insurance	6,027		5,556
VUL/UL and other life insurance additional liabilities	674		588
Total future policy benefits	8,734		8,700
Policy claims and other policyholders’ funds	893		884
Total policyholder account balances, future policy benefits and claims	$29,963		$30,202
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and equity indexed annuity (“EIA”) host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both September 30, 2017 and December 31, 2016 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Variable annuity	$73,467	$69,606
VUL insurance	7,154	6,659
Other insurance	33	33
Threadneedle investment liabilities	4,633	3,912
Total	$85,287	$80,210
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type(1)	September 30, 2017				December 31, 2016
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk		Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$59,806	$57,840	$11	66	$56,143	$54,145	$208		65
Five/six-year reset	8,869	6,141	13	66	8,878	6,170	22		66
One-year ratchet	6,502	6,139	12	69	6,426	6,050	110		68
Five-year ratchet	1,562	1,504	1	65	1,542	1,483	7		64
Other	1,057	1,034	58	72	965	942	86		71
Total — GMDB	$77,796	$72,658	$95	66	$73,954	$68,790	$433		65

GGU death benefit	$1,103	$1,052	$126	69	$1,047	$996	$108		68
GMIB	$236	$219	$8	69	$245	$227	$13		68

GMWB:
GMWB	$2,525	$2,517	$2	71	$2,650	$2,642	$2		70
GMWB for life	42,933	42,813	160	67	39,436	39,282	289	(2)	66
Total — GMWB	$45,458	$45,330	$162	67	$42,086	$41,924	$291		66

GMAB	$3,157	$3,153	$—	59	$3,484	$3,476	$21		59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2017		December 31, 2016
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,443	65	$6,376	64
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	10	—	1,056	9	99
Paid claims	(7)	—	—	(1)	(18)
Balance at September 30, 2016	$17	$8	$2,113	$8	$413

Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	3	—	(478)	(49)	59
Paid claims	(3)	(1)	—	—	(22)
Balance at September 30, 2017	$16	$7	$539	$(73)	$471
(1) The incurred claims for GMWB and GMAB represent the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2017	December 31, 2016
	(in millions)
Mutual funds:
Equity	$44,365	$40,622
Bond	23,481	23,142
Other	5,117	5,326
Total mutual funds	$72,963	$69,090
9.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Capitalized lease obligations	41	49
Other(1)	11	18
Total long-term debt	2,902	2,917

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	151	150	1.3	0.8
Repurchase agreements	50	50	1.4	0.9
Total short-term borrowings	201	200
Total	$3,103	$3,117
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
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of September 30, 2017 and December 31, 2016, the Company has pledged $32 million and $33 million of agency residential mortgage backed securities and $16 million and $19 million of commercial mortgage backed securities, respectively. The remaining maturity of outstanding repurchase agreements was less than one month as of September 30, 2017 and less than three months as of December 31, 2016. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on the repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $764 million and $771 million as of September 30, 2017 and December 31, 2016, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of September 30, 2017 and less than four months as of December 31, 2016. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. This agreement replaced the Company’s unsecured revolving credit facility that was to expire in May 2020. The Company had no borrowings outstanding under this facility as of both September 30, 2017 and December 31, 2016 and outstanding letters of credit issued against this facility were $1 million as of both September 30, 2017 and December 31, 2016. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both September 30, 2017 and December 31, 2016.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$136	$1,882	$—	$2,018
Available-for-Sale securities:
Corporate debt securities	—	14,383	1,267	15,650
Residential mortgage backed securities	—	6,625	165	6,790
Commercial mortgage backed securities	—	3,887	65	3,952
Asset backed securities	—	1,611	35	1,646
State and municipal obligations	—	2,455	—	2,455
U.S. government and agencies obligations	6	—	—	6
Foreign government bonds and obligations	—	308	—	308
Common stocks	4	8	1	13
Common stocks measured at net asset value (“NAV”)				6	(1)
Total Available-for-Sale securities	10	29,277	1,533	30,826
Trading securities	131	32	—	163
Separate account assets measured at NAV				85,287	(1)
Investments segregated for regulatory purposes	424	—	—	424
Other assets:
Interest rate derivative contracts	1	1,200	—	1,201
Equity derivative contracts	51	1,891	—	1,942
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	1	42	—	43
Total other assets	53	3,137	—	3,190
Total assets at fair value	$754	$34,328	$1,533	$121,908

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$4	$—	$4
IUL embedded derivatives	—	—	577	577
GMWB and GMAB embedded derivatives	—	—	45	45	(2)
Total policyholder account balances, future policy benefits and claims	—	4	622	626	(3)
Customer deposits	—	9	—	9
Other liabilities:
Interest rate derivative contracts	—	416	—	416
Equity derivative contracts	5	2,664	—	2,669
Foreign exchange derivative contracts	4	27	—	31
Other	6	6	27	39
Total other liabilities	15	3,113	27	3,155
Total liabilities at fair value	$15	$3,126	$649	$3,790

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$30	$1,796	$—	$1,826
Available-for-Sale securities:
Corporate debt securities	—	14,925	1,311	16,236
Residential mortgage backed securities	—	6,650	268	6,918
Commercial mortgage backed securities	—	3,367	—	3,367
Asset backed securities	—	1,481	68	1,549
State and municipal obligations	—	2,358	—	2,358
U.S. government and agencies obligations	8	—	—	8
Foreign government bonds and obligations	—	261	—	261
Common stocks	8	8	1	17
Common stocks at NAV				5	(1)
Total Available-for-Sale securities	16	29,050	1,648	30,719
Trading securities	9	16	—	25
Separate account assets at NAV				80,210	(1)
Investments segregated for regulatory purposes	425	—	—	425
Other assets:
Interest rate derivative contracts	—	1,778	—	1,778
Equity derivative contracts	43	1,531	—	1,574
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	13	80	—	93
Total other assets	56	3,390	—	3,446
Total assets at fair value	$536	$34,252	$1,648	$116,651

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	464	464
GMWB and GMAB embedded derivatives	—	—	614	614	(4)
Total policyholder account balances, future policy benefits and claims	—	5	1,078	1,083	(5)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	2	987	—	989
Equity derivative contracts	3	2,132	—	2,135
Foreign exchange derivative contracts	2	45	—	47
Other	3	8	13	24
Total other liabilities	10	3,172	13	3,195
Total liabilities at fair value	$10	$3,185	$1,091	$4,286

(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $494 million of individual contracts in a liability position and $449 million of individual contracts in an asset position as of September 30, 2017.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(376) million cumulative increase (decrease) to the embedded derivatives as of September 30, 2017.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(4)
The fair value of the GMWB and GMAB embedded derivatives included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position as of December 31, 2016.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(498) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2016.
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, July 1, 2017	$1,333	$172	$—	$33	$—	$1,538
Total gains (losses) included in:
Other comprehensive income	(1)	1	—	(2)	1	(1)
Purchases	39	—	65	10	—	114
Settlements	(104)	(9)	—	—	—	(113)
Transfers into Level 3	—	20	—	13	—	33
Transfers out of Level 3	—	(19)	—	(19)	—	(38)
Balance, September 30, 2017	$1,267	$165	$65	$35	$1	$1,533
Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$—	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2017	$527		$272		$799	$14
Total (gains) losses included in:
Net income	35	(1)	(309)	(2)	(274)	—
Issues	26		84		110	13
Settlements	(11)		(2)		(13)	—
Balance, September 30, 2017	$577		$45		$622	$27
Changes in unrealized (gains) losses relating to liabilities held at September 30, 2017	$35	(1)	$(307)	(2)	$(272)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2016	$1,350	$153	$—	$178	$1,681		$2
Total gains (losses) included in:
Net income	—	—	—	1	1	(3)	(2)	(2)
Other comprehensive income	(2)	1	—	1	—		—
Purchases	20	144	33	12	209		—
Settlements	(26)	(14)	—	—	(40)		—
Transfers out of Level 3	—	1	—	(27)	(26)		—
Balance, September 30, 2016	$1,342	$285	$33	$165	$1,825		$—
Changes in unrealized gains (losses) relating to assets held at September 30, 2016	$—	$—	$—	$—	$—		$(2)	(2)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total	Other Liabilities
	(in millions)
Balance, July 1, 2016	$408		$1,965		$2,373	$—
Total (gains) losses included in:
Net income	12	(1)	(280)	(2)	(268)	—
Issues	25		77		102	13
Settlements	(7)		(6)		(13)	—
Balance, September 30, 2016	$438		$1,756		$2,194	$13
Changes in unrealized (gains) losses relating to liabilities held at September 30, 2016	$12	(1)	$(267)	(2)	$(255)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2017	$1,311	$268	$—	$68	$1	$1,648
Total gains (losses) included in:
Other comprehensive income	1	2	—	—	1	4
Purchases	109	132	65	64	—	370
Settlements	(154)	(34)	—	(15)	—	(203)
Transfers into Level 3	—	20	—	27	8	55
Transfers out of Level 3	—	(223)	—	(109)	(9)	(341)
Balance, September 30, 2017	$1,267	$165	$65	$35	$1	$1,533
Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$—	$—	$—	$(1)	$—	$(1)	(3)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078	$13
Total (gains) losses included in:
Net income	75	(1)	(798)	(2)	(723)	1	(4)
Issues	70		238		308	13
Settlements	(32)		(9)		(41)	—
Balance, September 30, 2017	$577		$45		$622	$27
Changes in unrealized (gains) losses relating to liabilities held at September 30, 2017	$75	(1)	$(771)	(2)	$(696)	$—

	Available-for-Sale Securities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,425	$218	$3	$162	$1,808		$—
Cumulative effect of change in accounting policies	—	—	—	21	21		—
Total gains (losses) included in:
Net income	(2)	—	—	—	(2)	(3)	(2)	(2)
Other comprehensive income	29	—	—	(5)	24		—
Purchases	34	144	42	28	248		2
Settlements	(144)	(53)	(3)	(1)	(201)		—
Transfers into Level 3	—	—	—	12	12		—
Transfers out of Level 3	—	(24)	(9)	(52)	(85)		—
Balance, September 30, 2016	$1,342	$285	$33	$165	$1,825		$—
Changes in unrealized gains (losses) relating to assets held at September 30, 2016	$(1)	$—	$—	$—	$(1)	(3)	$(2)	(2)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215	$—
Total (gains) losses included in:
Net income	8	(1)	708	(2)	716	—
Issues	86		215		301	13
Settlements	(20)		(18)		(38)	—
Balance, September 30, 2016	$438		$1,756		$2,194	$13
Changes in unrealized (gains) losses relating to liabilities held at September 30, 2016	$8	(1)	$830	(2)	$838	$—
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(37) million and $8 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2017 and 2016, respectively. The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(91) million and $295 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2017 and 2016, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,266	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.3%	1.1%
Asset backed securities	$11	Discounted cash flow	Annual short-term default rate	3.8%
			Annual long-term default rate	2.5%	–	3.0%	2.6%
			Discount rate	11.0%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	63.1%
IUL embedded derivatives	$577	Discounted cash flow	Nonperformance risk (1)	67 bps
GMWB and GMAB embedded derivatives	$45	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	42.0%
			Surrender rate	0.1%	–	74.7%
			Market volatility (3)	4.3%	–	15.9%
			Nonperformance risk (1)	67 bps
Contingent consideration liabilities	$27	Discounted cash flow	Discount rate	9.0%

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,308	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	2.5%	1.3%
Asset backed securities	$14	Discounted cash flow	Annual short-term default rate	4.8%
			Annual long-term default rate	2.5%
			Discount rate	13.5%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	62.8%
IUL embedded derivatives	$464	Discounted cash flow	Nonperformance risk (1)	82 bps
GMWB and GMAB embedded derivatives	$614	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.1%	–	66.4%
			Market volatility (3)	5.3%	–	21.2%
			Nonperformance risk (1)	82 bps
Contingent consideration liabilities	$13	Discounted cash flow	Discount rate	9.0%

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of September 30, 2017 and December 31, 2016. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

derivative liabilities was immaterial as of September 30, 2017 and December 31, 2016. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
Securities sold but not yet purchased include highly liquid investments which are short-term in nature. Securities sold but not yet purchased are measured using amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization and are classified as Level 2.
Contingent consideration liabilities consist of earn-outs and/or deferred payments related to the Company’s acquisitions. Contingent consideration liabilities are recorded at fair value using a discounted cash flow model under multiple scenarios and an unobservable input (discount rate). Given the use of a significant unobservable input, the fair value of contingent consideration liabilities is classified as Level 3 within the fair value hierarchy.
Loans held for sale are required to be recorded at the lower of cost or fair value. During the third quarter of 2017, the Company entered into an agreement with an unaffiliated third party to sell $258 million of consumer loans at a $7 million loss. The loans are measured at fair value on a nonrecurring basis. The fair value of the loans, which reflects the selling price negotiated with the third party, was $251 million as of September 30, 2017, and is classified as Level 3 as the valuation includes unobservable inputs.
During the reporting periods, there were no other material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,749	$—	$—	$2,768	$2,768
Policy and certificate loans	841	—	1	797	798
Receivables	1,595	196	942	457	1,595
Restricted and segregated cash	2,707	2,707	—	—	2,707
Other investments and assets	511	—	439	71	510

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,415	$—	$—	$11,052	$11,052
Investment certificate reserves	6,364	—	—	6,351	6,351
Brokerage customer deposits	4,065	4,065	—	—	4,065
Separate account liabilities measured at NAV	4,989				4,989	(1)
Debt and other liabilities	3,395	202	3,197	140	3,539

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,986	$—	$—	$2,972	$2,972
Policy and certificate loans	831	—	1	807	808
Receivables (2)	1,396	127	870	403	1,400
Restricted and segregated cash	2,905	2,905	—	—	2,905
Other investments and assets	508	—	449	61	510

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,906	$—	$—	$11,417	$11,417
Investment certificate reserves	5,927	—	—	5,914	5,914
Brokerage customer deposits	4,112	4,112	—	—	4,112
Separate account liabilities measured at NAV	4,253				4,253	(1)
Debt and other liabilities	3,371	146	3,176	169	3,491

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

(1)
Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

(2)
In the third quarter of 2017, the Company corrected the classification of the fair value of advisor loans, net from Level 2 to Level 3 as the valuation includes a significant unobservable input. The fair value levels at December 31, 2016 have been revised to reflect this change. The fair value of advisor loans, net was $400 million at December 31, 2016.

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
The Company offers loans to financial advisors primarily for recruiting, transitional cost assistance and retention purposes. Advisor loans are recorded at principal less an allowance for doubtful accounts. The fair value of advisor loans is determined by discounting contractual cash flows, net of estimated credit losses, using a current market interest rate. Advisor loans are classified as Level 3.
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
Investment Certificate Reserves
The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for assets with similar terms and characteristics, with adjustments for expense margin and the Company’s nonperformance risk specific to these liabilities. Given the use of significant unobservable inputs to this valuation, the measurement is classified as Level 3.
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
11.  Offsetting Assets and Liabilities
Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets. The Company’s derivative instruments, repurchase agreements and securities borrowing and lending agreements are subject to master netting and collateral arrangements and qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Securities borrowed and loaned result from transactions between the Company’s broker dealer subsidiary and other financial institutions and are recorded at the amount of cash collateral advanced or received. Securities borrowed and securities loaned are primarily equity securities. The Company’s securities borrowed and securities loaned transactions generally do not have a fixed maturity date and may be terminated by either party under customary terms.
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,156	$—	$3,156	$(2,379)	$(661)	$(109)	$7
OTC cleared (2)	14	—	14	(12)	—	—	2
Exchange-traded	20	—	20	(2)	—	—	18
Total derivatives	3,190	—	3,190	(2,393)	(661)	(109)	27
Securities borrowed	196	—	196	(48)	—	(145)	3
Total	$3,386	$—	$3,386	$(2,441)	$(661)	$(254)	$30

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,920	$—	$2,920	$(2,214)	$(406)	$(235)	$65
OTC cleared	512	—	512	(509)	(3)	—	—
Exchange-traded	14	—	14	(2)	—	—	12
Total derivatives	3,446	—	3,446	(2,725)	(409)	(235)	77
Securities borrowed	127	—	127	(16)	—	(108)	3
Total	$3,573	$—	$3,573	$(2,741)	$(409)	$(343)	$80
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
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,102	$—	$3,102	$(2,379)	$(48)	$(669)	$6
OTC cleared (2)	12	—	12	(12)	—	—	—
Exchange-traded	2	—	2	(2)	—	—	—
Total derivatives	3,116	—	3,116	(2,393)	(48)	(669)	6
Securities loaned	202	—	202	(48)	—	(150)	4
Repurchase agreements	50	—	50	—	—	(48)	2
Total	$3,368	$—	$3,368	$(2,441)	$(48)	$(867)	$12

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,626	$—	$2,626	$(2,214)	$(53)	$(352)	$7
OTC cleared	539	—	539	(509)	(25)	—	5
Exchange-traded	6	—	6	(2)	—	—	4
Total derivatives	3,171	—	3,171	(2,725)	(78)	(352)	16
Securities loaned	146	—	146	(16)	—	(125)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,367	$—	$3,367	$(2,741)	$(78)	$(527)	$21
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$30	$—	$675	$40	$—
Foreign exchange contracts	99	—	4	164	12	—
Total qualifying hedges	774	30	4	839	52	—

Derivatives not designated as hedging instruments
Interest rate contracts	66,504	1,171	416	72,449	1,738	989
Equity contracts	60,979	1,942	2,669	63,015	1,574	2,135
Credit contracts	721	4	—	1,039	1	—
Foreign exchange contracts	4,494	43	27	4,733	81	47
Other contracts	451	—	—	241	—	—
Total non-designated hedges	133,149	3,160	3,112	141,477	3,394	3,171

Embedded derivatives
GMWB and GMAB (4)	N/A	—	45	N/A	—	614
IUL	N/A	—	577	N/A	—	464
EIA	N/A	—	4	N/A	—	5
SMC	N/A	—	9	N/A	—	8
Total embedded derivatives	N/A	—	635	N/A	—	1,091
Total derivatives	$133,923	$3,190	$3,751	$142,316	$3,446	$4,262
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.3 billion and $1.5 billion as of September 30, 2017 and December 31, 2016, respectively. See Note 11 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2017 included $494 million of individual contracts in a liability position and $449 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2016 included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2017 and December 31, 2016, investment securities with a fair value of $122 million and $235 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $122 million and $118 million, respectively, may be sold, pledged or rehypothecated by the Company. As of September 30, 2017 and December 31, 2016, the Company had sold, pledged or rehypothecated $12 million and $19 million, respectively, of these securities. In addition, as of September 30, 2017 and December 31, 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2017
Interest rate contracts	$(1)	$—	$—	$—	$14	$—
Equity contracts	(10)	1	13	18	(261)	2
Credit contracts	—	—	—	—	(3)	—
Foreign exchange contracts	—	—	1	—	1	1
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	227	—
IUL embedded derivatives	—	—	—	(24)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(11)	$—	$14	$(6)	$(24)	$3

Nine Months Ended September 30, 2017
Interest rate contracts	$(8)	$—	$—	$—	$61	$—
Equity contracts	(7)	3	36	50	(920)	7
Credit contracts	—	—	—	—	(22)	—
Foreign exchange contracts	—	—	3	—	(27)	5
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	569	—
IUL embedded derivatives	—	—	—	(43)	—	—
SMC embedded derivatives	—	(3)	—	—	—	—
Total gain (loss)	$(15)	$—	$39	$7	$(341)	$12

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2016
Interest rate contracts	$6	$—	$—	$—	$(12)	$—
Equity contracts	2	2	11	12	(385)	2
Credit contracts	—	—	—	—	(3)	—
Foreign exchange contracts	2	—	—	—	(12)	3
Other contracts	—	—	—	—	(1)	—
GMWB and GMAB embedded derivatives	—	—	—	—	209	—
IUL embedded derivatives	—	—	—	(5)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$10	$1	$11	$7	$(204)	$5

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Nine Months Ended September 30, 2016
Interest rate contracts	$(54)	$—	$—	$—	$1,175	$—
Equity contracts	2	1	13	10	(536)	3
Credit contracts	—	—	—	—	(34)	—
Foreign exchange contracts	—	—	2	—	(66)	15
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(905)	—
IUL embedded derivatives	—	—	—	12	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(52)	$—	$15	$22	$(368)	$18
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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2017:

	Premiums Payable	Premiums Receivable
	(in millions)
2017 (1)	$98	$26
2018	232	131
2019	295	171
2020	217	100
2021	187	109
2022 - 2027	739	183
Total	$1,768	$720
(1) 2017 amounts represent the amounts payable and receivable for the period from October 1, 2017 to December 31, 2017.
Actual timing and payment amounts may differ due to future settlements, modifications or exercises of the contracts prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of futures, options, interest rate swaptions and/or swaps. Certain of the macro hedge derivatives contain settlement provisions linked to both equity returns and interest rates. The Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates are shown in Other contracts in the tables above.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company enters into futures, credit default swaps and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The Company enters into foreign currency forward contracts to economically hedge its exposure to certain foreign transactions. The Company enters into futures contracts to economically hedge its exposure related to compensation plans. In 2015, the Company entered into interest rate swaps to offset interest rate changes on unrealized gains or losses for certain investments.
Cash Flow Hedges
The Company has designated and accounts for the following as cash flow hedges: (i) interest rate swaps to hedge interest rate exposure on debt, (ii) interest rate lock agreements to hedge interest rate exposure on debt issuances and (iii) swaptions used to hedge the risk of increasing interest rates on forecasted fixed premium product sales.
For the three months and nine months ended September 30, 2017 and 2016, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax losses as of September 30, 2017 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $2 million of pretax gains to be recorded as a reduction to interest and debt expense and $3 million of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 18 years and relates to forecasted debt interest payments. See Note 13 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(in millions)
Interest rate contracts	Interest and debt expense	$4	$5	$12	$15
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended September 30, 2017 and 2016, the Company recognized a loss of $4 million and a gain of $6 million, respectively, in OCI. For the nine months ended September 30, 2017 and 2016, the Company recognized a loss of $3 million and a gain of $25 million, respectively, in OCI.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 11 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2017 and December 31, 2016, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $437 million and $254 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2017 and December 31, 2016 was $435 million and $246 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2017 and December 31, 2016 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $2 million and $8 million, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2017			2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$60	$(22)	$38	$82	$(31)	$51
Reclassification of net securities (gains) losses included in net income (2)	(4)	1	(3)	(8)	4	(4)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(61)	22	(39)	(114)	39	(75)
Net unrealized securities gains (losses)	(5)	1	(4)	(40)	12	(28)

Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	1	—	1	1	—	1
Net unrealized derivatives gains (losses)	1	—	1	1	—	1

Defined benefit plans:
Net gain arising during the period	—	—	—	—	—	—
Defined benefit plans	—	—	—	—	—	—

Foreign currency translation	25	(9)	16	(26)	10	(16)
Other	—	—	—	—	—	—
Total other comprehensive income (loss)	$21	$(8)	$13	$(65)	$22	$(43)

	Nine Months Ended September 30,
	2017			2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$304	$(107)	$197	$1,134	$(398)	$736
Reclassification of net securities (gains) losses included in net income (2)	(43)	15	(28)	(12)	5	(7)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(168)	59	(109)	(533)	186	(347)
Net unrealized securities gains (losses)	93	(33)	60	589	(207)	382

Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (4)	3	(1)	2	4	(1)	3
Net unrealized derivatives gains (losses)	3	(1)	2	4	(1)	3

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Nine Months Ended September 30,
	2017			2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Defined benefit plans:
Net gain arising during the period	7	(2)	5	9	(3)	6
Defined benefit plans	7	(2)	5	9	(3)	6

Foreign currency translation	71	(25)	46	(85)	30	(55)
Other	(1)	—	(1)	—	—	—
Total other comprehensive income (loss)	$173	$(61)	$112	$517	$(181)	$336
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes nil pretax gain reclassified to interest and debt expense for both the three months ended September 30, 2017 and 2016, and a $1 million pretax loss reclassified to net investment income for both the three months ended September 30, 2017 and 2016.
(4) Includes $1 million pretax gain reclassified to interest and debt expense for both the nine months ended September 30, 2017 and 2016, and a $3 million and $4 million pretax loss reclassified to net investment income for the nine months ended September 30, 2017 and 2016, respectively.

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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, July 1, 2017	$543		$6	$(120)	$(129)	$(1)	$299
OCI before reclassifications	(1)		—	—	16	—	15
Amounts reclassified from AOCI	(3)		1	—	—	—	(2)
Total OCI	(4)		1	—	16	—	13
Balance, September 30, 2017	$539	(1)	$7	$(120)	$(113)	$(1)	$312

Balance, January 1, 2017	$479		$5	$(125)	$(159)	$—	$200
OCI before reclassifications	88		—	—	46	(1)	133
Amounts reclassified from AOCI	(28)		2	5	—	—	(21)
Total OCI	60		2	5	46	(1)	112
Balance, September 30, 2017	$539	(1)	$7	$(120)	$(113)	$(1)	$312

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Defined Benefit Plans	Foreign Currency Translation	Total
	(in millions)
Balance, July 1, 2016	$842		$3	$(85)	$(122)	$638
OCI before reclassifications	(24)		—	—	(16)	(40)
Amounts reclassified from AOCI	(4)		1	—	—	(3)
Total OCI	(28)		1	—	(16)	(43)
Balance, September 30, 2016	$814	(1)	$4	$(85)	$(138)	$595

Balance, January 1, 2016	$426		$1	$(91)	$(83)	$253
Cumulative effect of change in accounting policies	6		—	—	—	6
Balance, January 1, 2016, as adjusted	432		1	(91)	(83)	259
OCI before reclassifications	389		—	—	(55)	334
Amounts reclassified from AOCI	(7)		3	6	—	2
Total OCI	382		3	6	(55)	336
Balance, September 30, 2016	$814	(1)	$4	$(85)	$(138)	$595
(1) Includes $8 million and $5 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of September 30, 2017 and September 30, 2016, respectively.
For the nine months ended September 30, 2017 and 2016, the Company repurchased a total of 8.0 million shares and 13.7 million shares, respectively, of its common stock for an aggregate cost of $1.0 billion and $1.3 billion, respectively. In December 2015, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through December 31, 2017, which was exhausted in the third quarter 2017. In April 2017, the Company’s Board of Directors authorized an additional expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019. As of September 30, 2017, the Company had $2.4 billion remaining under this share repurchase authorization.
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
For the nine months ended September 30, 2017 and 2016, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $33 million and $29 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2017 and 2016, the Company reacquired 1.9 million shares and 0.3 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $248 million and $31 million, respectively.
During the nine months ended September 30, 2017 and 2016, the Company reissued 0.8 million and 0.9 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
14.  Income Taxes
The Company’s effective tax rate was 19.9% and 9.7% for the three months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate was 19.5% and 18.6% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, stock compensation and lower taxes on net income from foreign subsidiaries. The increase in the effective tax rate for the three months ended September 30, 2017 compared to the prior year period is primarily due to higher pretax income, partially offset by a $25 million benefit for stock compensation due to the adoption of a new accounting standard.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $15 million, net of federal benefit, which will expire beginning December 31, 2017.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $14 million and $11 million as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and December 31, 2016, the Company had $127 million and $115 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $55 million and $46 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2017 and December 31, 2016, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $15 million to $25 million in the next 12 months primarily due to resolution of audits and statute expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net increase of $1 million in interest and penalties for the three months and nine months ended September 30, 2017, respectively. The Company recognized nil and a net decrease of $44 million in interest and penalties for the three months and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had a payable of $9 million and $8 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the third quarter, the Company received final cash settlements for resolution of the 2006 and 2011 audits. The IRS has completed its examination of the 2008 through 2010 tax returns and these years are effectively settled; however, the statutes of limitation, remain open for certain carryover adjustments. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 through 2015. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2015.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of September 30, 2017 and December 31, 2016, the estimated liability was $15 million and $16 million, respectively, and the related premium tax asset was $12 million and $14 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
In November 2014, a lawsuit was filed against the Company’s London-based asset management affiliate in England’s High Court of Justice Commercial Court, entitled Otkritie Capital International Ltd and JSC Otkritie Holding v. Threadneedle Asset Management Ltd. and Threadneedle Management Services Ltd. (“Threadneedle Defendants”). Claimants allege that the Threadneedle Defendants should be held liable for the wrongful acts of one of its former employees, who in February 2014 was held jointly and severally liable with several other parties for conspiracy and dishonest assistance in connection with a fraud perpetrated against Claimants in 2011. Claimants allege they were harmed by that fraud in the amount of $106 million. The Threadneedle Defendants applied to the Court for an Order dismissing the proceedings as an abuse of process of the Court. This application was declined in August 2015. The Threadneedle Defendants applied to the Court of Appeal for leave to appeal, which application was granted in November 2015. In April 2017, the Court of Appeal denied the Threadneedle Defendants’ appeal. As a result, the case will proceed in England’s High Court of Justice, Commercial Court. A Case Management Conference was held October 6, 2017, and it was directed that trial of the matter shall not be set before May 1, 2019. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter due to the early procedural status of the case, the number of parties involved, and the failure to allege any specific, evidence based damages.
16.  Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Numerator:
Net income	$503	$215	$1,299	$914

Denominator:
Basic: Weighted-average common shares outstanding	153.0	164.0	155.2	168.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.4	1.8	2.4	1.8
Diluted: Weighted-average common shares outstanding	155.4	165.8	157.6	170.1

Earnings per share:
Basic	$3.29	$1.31	$8.37	$5.43
Diluted	$3.24	$1.30	$8.24	$5.37
The calculation of diluted earnings per share excludes the incremental effect of 2.9 million options as of September 30, 2016, due to their anti-dilutive effect. There was no incremental effect as of September 30, 2017.

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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2017	December 31, 2016
	(in millions)
Advice & Wealth Management	$13,407	$12,654
Asset Management	8,163	7,254
Annuities	96,656	93,481
Protection	17,543	16,780
Corporate & Other	9,717	9,652
Total assets	$145,486	$139,821

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating net revenues:
Advice & Wealth Management	$1,383	$1,272	$4,026	$3,720
Asset Management	778	740	2,252	2,203
Annuities	626	631	1,861	1,846
Protection	478	613	1,516	1,693
Corporate & Other	50	51	162	178
Eliminations (1)(2)	(348)	(353)	(1,040)	(1,042)
Total segment operating revenues	2,967	2,954	8,777	8,598
Net realized investment gains (losses)	(3)	6	35	(5)
Revenues attributable to CIEs	23	27	70	77
Market impact on IUL benefits	(5)	6	(7)	18
Market impact of hedges on investments	(1)	5	(8)	(54)
Total net revenues per consolidated statements of operations (3)(4)	$2,981	$2,998	$8,867	$8,634
(1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2017 and 2016 in each segment as follows: Advice & Wealth Management ($233 million and $244 million, respectively); Asset Management ($12 million and $12 million, respectively); Annuities ($88 million and $85 million, respectively); Protection ($16 million and $12 million, respectively); and Corporate & Other ($(1) million and nil, respectively).

(2)
Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2017 and 2016 in each segment as follows: Advice & Wealth Management ($701 million and $727 million, respectively); Asset Management ($35 million and $33 million, respectively); Annuities ($259 million and $247 million, respectively); Protection ($46 million and $34 million, respectively); and Corporate & Other ($(1) million and $1 million, respectively).

(3) Includes foreign net revenues of $198 million and $162 million for the three months ended September 30, 2017 and 2016, respectively.

(4)	Includes foreign net revenues of $539 million and $500 million for the nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating earnings:
Advice & Wealth Management	$298	$231	$837	$657
Asset Management	200	155	526	452
Annuities	281	(68)	562	202
Protection	55	84	169	190
Corporate & Other	(136)	(145)	(292)	(271)
Total segment operating earnings	698	257	1,802	1,230
Net realized investment gains (losses)	(3)	6	33	(5)
Net income (loss) attributable to CIEs	—	—	2	(1)
Market impact on variable annuity guaranteed benefits	(55)	(37)	(198)	(78)
Market impact on IUL benefits	(10)	7	(16)	31
Market impact of hedges on investments	(1)	5	(8)	(54)
Integration and restructuring charges	(1)	—	(1)	—
Pretax income per consolidated statements of operations	$628	$238	$1,614	$1,123

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. We are America’s leader in financial planning and a leading global financial institution with $869.5 billion in assets under management and administration as of September 30, 2017.
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
Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the “spread” income generated on our fixed deferred annuities, fixed insurance, deposit products and the fixed portion of variable annuities and variable insurance contracts, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits.
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
The favorable unlocking impact in the third quarter of 2017 primarily reflected a positive impact from updates to market-related inputs to our living benefit valuation. In addition, premium deficiency testing for our long term care (“LTC”) business resulted in a loss recognition reserve of $57 million in the third quarter of 2017 primarily due to higher morbidity, partially offset by premium increases.
The unfavorable unlocking impact in the third quarter of 2016 primarily reflected low interest rates and higher persistency on living benefit contracts that more than offset benefits from persistency on annuity contracts without living benefits, an update to market-related inputs related to our living benefit valuation and other model updates. Our long-term interest rate assumption remained unchanged, but we extended the period it would take for rates to reach our long term level from 3.5 years to 5.5 years. In addition, our review of our LTC business in the third quarter of 2016 resulted in a loss recognition of $31 million due to low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The $31 million, which is included in the unlocking impact in the third quarter of 2016, was comprised of $58 million of amortization of DAC and the release of the related deferred reinsurance liability of $27 million.

AMERIPRISE FINANCIAL, INC.

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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Total net revenues	$2,981	$2,998	$8,867	$8,634
Less: Revenue attributable to CIEs	23	27	70	77
Less: Net realized investment gains (losses)	(3)	6	35	(5)
Less: Market impact on indexed universal life benefits	(5)	6	(7)	18
Less: Market impact of hedges on investments	(1)	5	(8)	(54)
Operating total net revenues	$2,967	$2,954	$8,777	$8,598

AMERIPRISE FINANCIAL, INC.

	Three Months Ended September 30,		Per Diluted Share
			Three Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net income	$503	$215	$3.24	$1.30
Add: Integration/restructuring charges (1)	1	—	0.01	—
Add: Market impact on variable annuity guaranteed benefits (1)	55	37	0.35	0.22
Add: Market impact on indexed universal life benefits (1)	10	(7)	0.06	(0.04)
Add: Market impact of hedges on investments (1)	1	(5)	0.01	(0.03)
Less: Net realized investment gains (losses) (1)	(3)	6	(0.02)	0.04
Tax effect of adjustments (2)	(25)	(7)	(0.16)	(0.04)
Operating earnings	$548	$227	$3.53	$1.37

Weighted average common shares outstanding:
Basic	153.0	164.0
Diluted	155.4	165.8
(1) Pretax operating adjustments.
(2) Calculated using the statutory tax rate of 35%.

	Nine Months Ended September 30,		Per Diluted Share
			Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net income	$1,299	$914	$8.24	$5.37
Less: Net income (loss) attributable to CIEs	1	(1)	0.01	(0.01)
Add: Integration/restructuring charges (1)	1	—	0.01	—
Add: Market impact on variable annuity guaranteed benefits (1)	198	78	1.26	0.46
Add: Market impact on indexed universal life benefits (1)	16	(31)	0.10	(0.18)
Add: Market impact of hedges on investments (1)	8	54	0.05	0.31
Less: Net realized investment gains (losses) (1)	33	(5)	0.21	(0.03)
Tax effect of adjustments (2)	(67)	(37)	(0.42)	(0.22)
Operating earnings	$1,421	$984	$9.02	$5.78

Weighted average common shares outstanding:
Basic	155.2	168.3
Diluted	157.6	170.1
(1) Pretax operating adjustments.
(2) Calculated using the statutory tax rate of 35%.

AMERIPRISE FINANCIAL, INC.

The following table reconciles the trailing twelve months’ sum of net income attributable to Ameriprise Financial to operating earnings and the five-point average of quarter-end equity to operating equity:

	Twelve Months Ended September 30,
	2017	2016
	(in millions)
Net income attributable to Ameriprise Financial	$1,699	$1,271
Less: Adjustments (1)	(165)	(154)
Operating earnings	$1,864	$1,425

Total Ameriprise Financial, Inc. shareholders’ equity	$6,369	$7,139
Less: AOCI, net of tax	325	478
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,044	6,661
Less: Equity impacts attributable to CIEs	1	62
Operating equity	$6,043	$6,599

Return on equity, excluding AOCI	28.1%	19.1%
Operating return on equity, excluding AOCI (2)	30.8%	21.6%

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

The Department of Labor published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary and these regulations focus in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Tax qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. The first phase of the regulations went into effect on June 9, 2017 and requires financial advisors to make recommendations related to assets held in IRAs and employer sponsored retirement plans in accordance with the following impartial conduct standards: recommendations must be in the best interest of the client, compensation paid for the recommendations must be reasonable and the financial advisor must not make any misleading statements. We adopted policies and procedures designed to comply with the impartial conduct standards and communicated those policies and procedures to our advisors and staff. The second phase of the regulation pertaining to a new “best interest contract exemption” puts into place a number of additional requirements including entering into a best interest contract with clients, enhanced disclosure of fees and conflicts of interest, limits on differential commissions within a product category, the adoption of policies and procedures to ensure the best interest standard is met, and findings related to platforms that are limited to products that pay third-party payments and/or include proprietary products. The second phase of the regulation is currently scheduled to become effective on January 1, 2018. These regulations are currently under review by the Department of Labor and the Department has proposed to delay the second phase of the regulations until July 1, 2019, which would give the Department of Labor more time to determine if further revisions to the regulations are advisable. However, as of November 1 the Department of Labor has not issued final guidance implementing a further delay. As a result, it is unclear whether the Department of Labor will substantially rescind or revise the regulations as adopted in 2016. In light of the uncertainty regarding the fiduciary regulation, while we prudently continue to prepare to comply with the second phase of the Department of Labor’s investment fiduciary regulations and exemptions in the form in which they were adopted in April 2016, we are also evaluating the impact to our clients, financial advisors and business should the Department of Labor decide to delay, rescind or revise the regulations per the developments since President Trump’s inauguration as generally described above.
Critical Accounting Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases,

AMERIPRISE FINANCIAL, INC.

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
The following table presents detail regarding our AUM and AUA:

	September 30,		Change
	2017	2016
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$233.9	$196.2	$37.7	19%
Asset Management AUM	484.0	467.8	16.2	3
Corporate & Other AUM	0.3	0.3	—	—
Eliminations	(25.9)	(24.7)	(1.2)	(5)
Total Assets Under Management	692.3	639.6	52.7	8
Total Assets Under Administration	177.2	156.0	21.2	14
Total AUM and AUA	$869.5	$795.6	$73.9	9%
Total AUM increased $52.7 billion, or 8%, to $692.3 billion as of September 30, 2017 compared to $639.6 billion as of September 30, 2016 primarily due to a $37.7 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $16.2 billion increase in Asset Management AUM driven by market appreciation and a positive impact of foreign currency translation, partially offset by net outflows. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended September 30, 2017 and 2016
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$1,626	$1,464	$162	11%
Distribution fees	437	455	(18)	(4)
Net investment income	372	387	(15)	(4)
Premiums	348	374	(26)	(7)
Other revenues	210	330	(120)	(36)
Total revenues	2,993	3,010	(17)	(1)
Banking and deposit interest expense	12	12	—	—
Total net revenues	2,981	2,998	(17)	(1)
Expenses
Distribution expenses	850	798	52	7
Interest credited to fixed accounts	176	161	15	9
Benefits, claims, losses and settlement expenses	474	855	(381)	(45)
Amortization of deferred acquisition costs	48	163	(115)	(71)
Interest and debt expense	52	52	—	—
General and administrative expense	753	731	22	3
Total expenses	2,353	2,760	(407)	(15)%
Pretax income	628	238	390	NM
Income tax provision	125	23	102	NM
Net income	$503	$215	$288	NM
NM Not Meaningful.
Overall
Pretax income increased $390 million to $628 million for the three months ended September 30, 2017 compared to $238 million for the prior year period primarily due to the impact of unlocking, market appreciation, wrap account net inflows, a positive impact of higher short-term interest rates and an unfavorable $29 million LTC reserve correction in the third quarter of 2016, partially offset by asset management net outflows, loss recognition of $57 million on LTC insurance products in the third quarter of 2017 and higher performance-based compensation.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Pretax Increase (Decrease)	2017	2016
	(in millions)
Other revenues	$(47)	$64
Total revenues	(47)	64

Distribution expenses	—	(27)
Benefits, claims, losses and settlement expenses	(139)	229
Amortization of DAC	(12)	81
Total expenses	(151)	283
Total (1)	$104	$(219)
(1) Includes a $5 million and $16 million net benefit related to the market impact on variable annuity guaranteed benefits for the three months ended September 30, 2017 and 2016, respectively.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues decreased $17 million, or 1%, to $3.0 billion for the three months ended September 30, 2017 compared to the prior year period primarily due to the impact of unlocking, a $54 million decrease in revenues from the net impact of transitioning advisory accounts to share classes without 12b-1 fees, asset management net outflows, lower earned interest rates on fixed annuities and higher ceded premiums for our auto and home business, partially offset by market appreciation, wrap account net inflows and a positive impact of higher short-term interest rates.
Management and financial advice fees increased $162 million, or 11%, to $1.6 billion for the three months ended September 30, 2017 compared to $1.5 billion for the prior year period primarily due to an increase in AUM, as well as a $15 million increase in performance fees. Average AUM increased $46.5 billion, or 7%, compared to the prior year period due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees decreased $18 million, or 4%, to $437 million for the three months ended September 30, 2017 compared to $455 million for the prior year period primarily due to a $64 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, partially offset by market appreciation and higher brokerage cash spread due to an increase in short-term interest rates.
Premiums decreased $26 million, or 7%, to $348 million for the three months ended September 30, 2017 compared to $374 million for the prior year period primarily reflecting higher ceded premiums for our auto and home business due to new reinsurance arrangements we entered into at the beginning of the year to reduce risk.
Other revenues decreased $120 million, or 36%, to $210 million for the three months ended September 30, 2017 compared to $330 million for the prior year period due to the impact of unlocking. Other revenues for the third quarter of 2017 included a $47 million unfavorable impact from unlocking compared to a $64 million favorable impact in the prior year period. The primary driver of the unlocking impact to other revenues for the third quarter of 2017 was a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year period was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience.
Expenses
Total expenses decreased $407 million, or 15%, to $2.4 billion for the three months ended September 30, 2017 compared to $2.8 billion the prior year period primarily due to the impact of unlocking, partially offset by higher distribution expenses.
Distribution expenses increased $52 million, or 7%, to $850 million for the three months ended September 30, 2017 compared to $798 million for the prior year period primarily due to market appreciation, wrap account net inflows and a $27 million benefit in the prior year period related to the write-off of the deferred reinsurance liability in connection with loss recognition testing of LTC insurance products, partially offset by a $43 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts and asset management net outflows.
Interest credited to fixed accounts increased $15 million, or 9%, to $176 million for the three months ended September 30, 2017 compared to $161 million for the prior year period primarily due to the market impact on indexed universal life benefits, net of hedges, which was an expense of $8 million for the three months ended September 30, 2017 compared to a benefit of $5 million for the prior year period.
Benefits, claims, losses and settlement expenses decreased $381 million, or 45%, to $474 million for the three months ended September 30, 2017 compared to $855 million for the prior year period primarily reflecting the following items:

•
The three months ended September 30, 2017 included a $139 million benefit from unlocking compared to a $229 million expense in the prior year period. The unlocking impact for the third quarter of 2017 primarily reflected a benefit from updates to market-related inputs to our living benefit valuation. The unlocking impact for the prior year period primarily reflected low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs to our living benefit valuation.

•	A $29 million increase in LTC reserves from a correction related to our claim utilization assumption in the third quarter of 2016.

•
A $26 million decrease in auto and home expenses reflecting the impact of new reinsurance arrangements, a lower non-catastrophe loss ratio and an $8 million benefit from a correction of a reinsurance recoverable estimate, partially offset by higher gross catastrophe losses and a $10 million positive impact from prior year reserve development in the third quarter of 2016. Catastrophe losses, net of the impact of reinsurance, were $15 million for the three months ended September 30, 2017, primarily related to Hurricanes Harvey and Irma, compared to $29 million for the prior year period. In the first quarter of 2017, we entered into quota share and excess of loss reinsurance arrangements designed to reduce net retained exposure to property losses. The expanded reinsurance program resulted in ceded losses of approximately $38 million in the third quarter.

•	A $57 million expense from loss recognition on LTC insurance products in the third quarter of 2017 primarily due to unfavorable morbidity experience, partially offset by premium increases.

AMERIPRISE FINANCIAL, INC.

Amortization of DAC decreased $115 million, or 71%, to $48 million for the three months ended September 30, 2017 compared to $163 million for the prior year period primarily reflecting the impact of unlocking, which was a benefit of $12 million for the three months ended September 30, 2017 compared to an expense of $81 million for the prior year period. The impact of unlocking in the third quarter of 2017 primarily reflected improved persistency and mortality on life insurance contracts and a $10 million benefit from a correction related to a variable annuity model assumption, partially offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking in the prior year period primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, we wrote-off $58 million of DAC in connection with the loss recognition on LTC insurance products in the prior year period.
General and administrative expense increased $22 million, or 3%, to $753 million for the three months ended September 30, 2017 compared to $731 million for the prior year period primarily due to higher performance-based compensation.
Income Taxes
Our effective tax rate was 19.9% for the three months ended September 30, 2017 compared to 9.7% for the prior year period. Our effective tax rates for the three months ended September 30, 2017 and 2016 are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, stock compensation, and lower taxes on net income from foreign subsidiaries. The increase in the effective tax rate for the three months ended September 30, 2017 compared to the prior year period is primarily due to higher pretax income, partially offset by a $25 million benefit for stock compensation due to the adoption of a new accounting standard.
Results of Operations by Segment for the Three Months Ended September 30, 2017 and 2016
Operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 17 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of operating earnings.
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
The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2017	2016
	(in millions)
Advice & Wealth Management
Net revenues	$1,383	$1,272
Expenses	1,085	1,041
Operating earnings	$298	$231
Asset Management
Net revenues	$778	$740
Expenses	578	585
Operating earnings	$200	$155
Annuities
Net revenues	$626	$631
Expenses	345	699
Operating earnings (loss)	$281	$(68)
Protection
Net revenues	$478	$613
Expenses	423	529
Operating earnings	$55	$84
Corporate & Other
Net revenues	$50	$51
Expenses	186	196
Operating loss	$(136)	$(145)

AMERIPRISE FINANCIAL, INC.

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

Segment Pretax Operating Increase (Decrease)	Three Months Ended September 30,
	2017			2016
	Annuities	Protection	Corporate	Annuities	Protection	Corporate
	(in millions)
Other revenues	$—	$(47)	$—	$—	$64	$—
Total revenues	—	(47)	—	—	64	—

Distribution expenses	—	—	—	—	—	(27)
Benefits, claims, losses and settlement expenses	(119)	(14)	1	197	40	6
Amortization of DAC	(1)	(13)	—	18	7	58
Total expenses	(120)	(27)	1	215	47	37
Total	$120	$(20)	$(1)	$(215)	$17	$(37)
Advice & Wealth Management
On July 1, 2017, we closed our acquisition of Investment Professionals, Inc. (“IPI”), an independent broker dealer based in San Antonio, Texas specializing in the on-site delivery of investment programs for financial institutions, including banks and credit unions. The acquisition added 215 financial advisors and $8 billion in client assets.
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2017	2016
	(in billions)
Beginning balance	$222.3	$189.7
Inflows from acquisition (1)	0.7	—
Other net flows	5.4	2.8
Net flows	6.1	2.8
Market appreciation (depreciation) and other	6.8	5.0
Ending balance	$235.2	$197.5

Advisory wrap account assets ending balance (2)	$233.0	$195.4
Average advisory wrap account assets (3)	$227.0	$192.7

(1)	Inflows associated with acquisition that closed during the period.

(2)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(3)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $12.9 billion, or 6%, during the three months ended September 30, 2017 due to net inflows of $6.1 billion, including $0.7 billion from our acquisition of IPI, and market appreciation and other of $6.8 billion. Average advisory wrap account assets increased $34.3 billion, or 18%, compared to the prior year period reflecting net inflows and market appreciation.
The following table presents the changes in wrap account assets for the twelve months ended September 30:

	2017	2016
	(in billions)
Beginning balance	$197.5	$173.8
Inflows from acquisition (1)	0.7	—
Other net flows	17.1	9.0
Net flows	17.8	9.0
Market appreciation (depreciation) and other	19.9	14.7
Ending balance	$235.2	$197.5
(1) Inflows associated with acquisition that closed during the period.
Wrap account assets increased $37.7 billion, or 19%, from the prior year period primarily due to net inflows and market appreciation.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Three Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$799	$689	$110	16%
Distribution fees	515	531	(16)	(3)
Net investment income	64	47	17	36
Other revenues	17	17	—	—
Total revenues	1,395	1,284	111	9
Banking and deposit interest expense	12	12	—	—
Total net revenues	1,383	1,272	111	9
Expenses
Distribution expenses	813	781	32	4
Interest and debt expense	2	2	—	—
General and administrative expense	270	258	12	5
Total expenses	1,085	1,041	44	4
Operating earnings	$298	$231	$67	29%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $67 million, or 29%, to $298 million for the three months ended September 30, 2017 compared to $231 million for the prior year period reflecting wrap account net inflows, market appreciation and higher earnings on brokerage cash due to higher short-term interest rates, partially offset by expenses associated with recruiting experienced advisors and higher performance-based compensation. Pretax operating margin was 21.5% for the three months ended September 30, 2017 compared to 18.2% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $111 million, or 9%, to $1.4 billion for the three months ended September 30, 2017 compared to $1.3 billion for the prior year period primarily due to growth in wrap account assets, higher earnings on brokerage cash and a $12 million increase in revenues from IPI, partially offset by lower 12b-1 fee revenue. During the first quarter, we completed our transition to share classes without 12b-1 fees in advisory accounts, which reduced revenue by a net $54 million in the third quarter compared to the prior year period. Operating net revenue per advisor increased to $140,000 for the three months ended September 30, 2017, up 7%, from $131,000 for the prior year period. Total advisors were 9,890 at September 30, 2017 compared to 9,747 at September 30, 2016.
Management and financial fees increased $110 million, or 16%, to $799 million for the three months ended September 30, 2017 compared to $689 million for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $34.3 billion, or 18%, compared to the prior year period reflecting net inflows and market appreciation.
Distribution fees decreased $16 million, or 3%, to $515 million for the three months ended September 30, 2017 compared to $531 million for the prior year period primarily due to a $64 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, partially offset by higher brokerage cash spread due to an increase in short-term interest rates and revenues from IPI.
Net investment income increased $17 million, or 36%, to $64 million for the three months ended September 30, 2017 compared to $47 million for the prior year period primarily due to higher investment yields and an increase in invested balances driven by certificate net inflows.
Expenses
Total expenses increased $44 million, or 4%, to $1.1 billion for the three months ended September 30, 2017 compared to $1.0 billion for the prior year period due to increases in distribution expenses and general and administrative expense.
Distribution expenses increased $32 million, or 4%, to $813 million for the three months ended September 30, 2017 compared to $781 million for the prior year period reflecting higher advisor compensation due to growth in wrap account assets, the IPI acquisition and investments in recruiting experienced advisors, partially offset by a $43 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts.
General and administrative expense increased $12 million, or 5%, to $270 million for the three months ended September 30, 2017 compared to $258 million for the prior year period due to higher performance-based compensation, as well as higher expenses related to the IPI acquisition.

AMERIPRISE FINANCIAL, INC.

Asset Management
Voluntary fee waivers we provided to the Columbia Money Market Funds were not material for the three months and nine months ended September 30, 2017 and 2016.
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of September 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2017	2016
Domestic Equity	Equal weighted	1 year	72%	62%
		3 year	75%	68%
		5 year	78%	67%
	Asset weighted	1 year	68%	74%
		3 year	82%	78%
		5 year	82%	84%

International Equity	Equal weighted	1 year	75%	55%
		3 year	55%	60%
		5 year	75%	80%
	Asset weighted	1 year	56%	73%
		3 year	44%	44%
		5 year	55%	52%

Taxable Fixed Income	Equal weighted	1 year	72%	78%
		3 year	78%	71%
		5 year	76%	76%
	Asset weighted	1 year	74%	82%
		3 year	83%	76%
		5 year	87%	85%

Tax Exempt Fixed Income	Equal weighted	1 year	74%	84%
		3 year	89%	89%
		5 year	100%	94%
	Asset weighted	1 year	60%	92%
		3 year	98%	81%
		5 year	100%	88%

Asset Allocation Funds	Equal weighted	1 year	54%	69%
		3 year	90%	100%
		5 year	78%	75%
	Asset weighted	1 year	47%	87%
		3 year	94%	100%
		5 year	93%	81%

Number of funds with 4 or 5 Morningstar star ratings	Overall	51	54
	3 year	56	54
	5 year	49	52

Percent of funds with 4 or 5 Morningstar star ratings	Overall	50%	56%
	3 year	55%	56%
	5 year	49%	55%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	58%	68%
	3 year	66%	75%
	5 year	57%	67%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2017	2016
Equity	Equal weighted	1 year	48%	52%
		3 year	72%	72%
		5 year	72%	71%
	Asset weighted	1 year	50%	62%
		3 year	79%	69%
		5 year	59%	63%

Fixed Income	Equal weighted	1 year	76%	58%
		3 year	79%	50%
		5 year	76%	64%
	Asset weighted	1 year	85%	57%
		3 year	90%	69%
		5 year	92%	73%

Allocation (Managed) Funds	Equal weighted	1 year	78%	88%
		3 year	89%	88%
		5 year	86%	83%
	Asset weighted	1 year	61%	80%
		3 year	94%	97%
		5 year	93%	92%
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
The following table presents global managed assets by type:

	September 30,		Change		Average(1)		Change
					Three Months Ended September 30,
	2017	2016			2017	2016
	(in billions)
Equity	$265.8	$245.9	$19.9	8%	$261.7	$244.6	$17.1	7%
Fixed income	178.0	183.3	(5.3)	(3)	177.3	182.4	(5.1)	(3)
Money market	5.9	6.6	(0.7)	(11)	5.8	6.9	(1.1)	(16)
Alternative	6.5	7.3	(0.8)	(11)	6.5	7.2	(0.7)	(10)
Hybrid and other	27.8	24.7	3.1	13	27.2	24.7	2.5	10
Total managed assets	$484.0	$467.8	$16.2	3%	$478.5	$465.8	$12.7	3%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in global managed assets:

	Three Months Ended September 30,
	2017		2016
	(in billions)
Global Retail Funds
Beginning assets	$272.9	—	$259.2
Inflows	10.9	—	12.3
Acquisition related inflows (1)	—		1.0
Outflows	(12.3)	—	(14.2)
Net VP/VIT fund flows	(0.8)	—	(0.6)
Net new flows	(2.2)		(1.5)
Reinvested dividends	0.5	—	0.6
Net flows	(1.7)		(0.9)
Distributions	(0.7)	—	(0.9)
Market appreciation (depreciation) and other	9.2	—	9.5
Foreign currency translation (2)	1.1	—	(0.9)
Total ending assets	280.8		266.0

Global Institutional
Beginning assets	199.7	—	200.4
Inflows	5.8	—	5.1
Outflows	(8.8)	—	(8.5)
Net flows	(3.0)		(3.4)
Market appreciation (depreciation) and other (3)	4.1	—	7.1
Foreign currency translation (2)	2.4	—	(2.3)
Total ending assets	203.2		201.8
Total managed assets	$484.0		$467.8
Total net flows	$(4.7)		$(4.3)

Former Parent Company Related (4)(5)
Retail net new flows	$(0.6)	—	$—
Institutional net new flows	(2.4)	—	(1.5)
Total net new flows	$(3.0)		$(1.5)
(1) Inflows associated with acquisitions that closed during the period.
(2) Amounts represent local currency to US dollar translation for reporting purposes.
(3) Includes $0.3 billion and $0.8 billion for the total change in Affiliated General Account Assets during the three months ended September 30, 2017 and 2016, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
(5) Prior period former parent company related net new flows were restated to include additional Former Parent Company net new flows that were previously not considered. The change was a decrease of $65 million for the three months ended September 30, 2016.
In a referendum in June 2016, the United Kingdom (UK) voted to leave the European Union (EU), which caused volatility in capital and currency markets. Further, in March 2017 the UK invoked article 50 of the Treaty of Lisbon in serving its relevant notice to leave the European Union on March 30, 2019. The full impact of the British exit from the EU (commonly known as “Brexit”) remains uncertain. This uncertainty, which is expected to last for a lengthy period of time, has had and may have a negative impact on our UK and European net flows and foreign currency translation resulting from the weakening of the British Pound.
Total segment AUM increased $11.4 billion, or 2%, during the three months ended September 30, 2017 driven by market appreciation and a positive impact of foreign currency translation, partially offset by net outflows. Total segment AUM net outflows were $4.7 billion for the three months ended September 30, 2017, which included $3.0 billion of outflows of former parent-related assets. Management expects, consistent with prior patterns of outflows, that outflows of primarily low margin assets directly or indirectly affiliated with Threadneedle and Columbia former parent companies will continue for the foreseeable future. The overall impact to segment results is difficult to quantify due to uncertain timing, volume and mix of the outflows. Former parent company related AUM was approximately $73 billion as of September 30, 2017.

AMERIPRISE FINANCIAL, INC.

Global retail net outflows of $1.7 billion included $0.8 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and $0.6 billion of outflows from former parent-related assets. In U.S. retail, net outflows excluding the former parent-related assets were $1.5 billion, reflecting ongoing industry pressure on active strategies. In Europe, Middle East and Africa (“EMEA”), net inflows were $0.4 billion.
Global institutional net outflows of $3.0 billion included $2.4 billion of outflows from former parent-related assets. Institutional outflows from former parent-related assets included Zurich outflows of $0.9 billion and U.S. Trust outflows of $1.5 billion.
On September 20, 2017, we announced our acquisition of Lionstone Investments, a leading national real estate investment firm, specializing in investment strategies based upon proprietary analytics. The acquisition closed on November 1, 2017 and adds approximately $6 billion in assets under management.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Three Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$657	$612	$45	7%
Distribution fees	111	125	(14)	(11)
Net investment income	6	1	5	NM
Other revenues	4	2	2	NM
Total revenues	778	740	38	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	778	740	38	5
Expenses
Distribution expenses	246	261	(15)	(6)
Amortization of deferred acquisition costs	4	4	—	—
Interest and debt expense	5	5	—	—
General and administrative expense	323	315	8	3
Total expenses	578	585	(7)	(1)
Operating earnings	$200	$155	$45	29%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $45 million, or 29%, to $200 million for the three months ended September 30, 2017 compared to $155 million for the prior year period primarily due to market appreciation, a $7 million increase in performance fees (net of related compensation), an $8 million increase in incentive fees from CLO unwinds and continued expense management, partially offset by net outflows.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $38 million, or 5%, to $778 million for the three months ended September 30, 2017 compared to $740 million for the prior year period reflecting market appreciation, higher performance fees and an increase in incentive fees from CLO unwinds, partially offset by net outflows and a $13 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees. The Asset Management segment revenue related to 12b-1 fees is eliminated on a consolidated basis.
Management and financial advice fees increased $45 million, or 7%, to $657 million for the three months ended September 30, 2017 compared to $612 million for the prior year period driven by market appreciation, a $15 million increase in performance fees and an $8 million increase in incentive fees from CLO unwinds, partially offset by cumulative net outflows from former parent-related assets and higher fee yielding retail funds. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 14% for the three months ended September 30, 2017 compared to the prior year period.
Distribution fees decreased $14 million, or 11%, to $111 million for the three months ended September 30, 2017 compared to $125 million for the prior year period due to cumulative net outflows and a $13 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees, partially offset by market appreciation.
Expenses
Total expenses decreased $7 million, or 1%, to $578 million for the three months ended September 30, 2017 compared to $585 million for the prior year period due to lower distribution expenses, partially offset by higher general and administrative expense.

AMERIPRISE FINANCIAL, INC.

Distribution expenses decreased $15 million, or 6%, to $246 million for the three months ended September 30, 2017 compared to $261 million for the prior year period due to lower compensation driven by cumulative net outflows and a decrease related to the transition of advisory accounts to share classes without 12b-1 fees, partially offset by market appreciation. The Asset Management segment expense related to 12b-1 fees is eliminated on a consolidated basis.
General and administrative expense increased $8 million, or 3%, to $323 million for the three months ended September 30, 2017 compared to $315 million for the prior year period due to an $8 million increase in compensation related to higher performance fees.
Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Three Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$196	$188	$8	4%
Distribution fees	91	89	2	2
Net investment income	173	192	(19)	(10)
Premiums	24	29	(5)	(17)
Other revenues	142	133	9	7
Total revenues	626	631	(5)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	626	631	(5)	(1)
Expenses
Distribution expenses	105	106	(1)	(1)
Interest credited to fixed accounts	121	122	(1)	(1)
Benefits, claims, losses and settlement expenses	19	346	(327)	(95)
Amortization of deferred acquisition costs	40	66	(26)	(39)
Interest and debt expense	9	7	2	29
General and administrative expense	51	52	(1)	(2)
Total expenses	345	699	(354)	(51)%
Operating earnings (loss)	$281	$(68)	$349	NM
NM Not Meaningful.
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $349 million to $281 million for the three months ended September 30, 2017 compared to a loss of $68 million for the prior year period primarily due to the impact of unlocking.
RiverSource variable annuity account balances increased 4% to $78.7 billion at September 30, 2017 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $3.7 billion. Lapse rates were higher in the quarter, reflecting increased client asset transfers from variable annuities to fee-based investment advisory accounts.
RiverSource fixed deferred annuity account balances declined 7% to $9.5 billion at September 30, 2017 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed deferred annuity book is expected to gradually run off and earnings on our fixed deferred annuity business will trend down.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $5 million, or 1%, to $626 million for the three months ended September 30, 2017 compared to $631 million for the prior year period due to lower investment yields and net outflows in fixed and variable annuities, partially offset by equity market appreciation and an increase in variable annuity rider fees.
Management and financial advice fees increased $8 million, or 4%, to $196 million for the three months ended September 30, 2017 compared to $188 million for the prior year period due to higher fees on variable annuities driven by higher average separate account balances. Average variable annuity account balances increased $2.1 billion, or 3%, from the prior year period due to market appreciation, partially offset by net outflows.

AMERIPRISE FINANCIAL, INC.

Net investment income, which excludes net realized investment gains or losses, decreased $19 million, or 10%, to $173 million for the three months ended September 30, 2017 compared to $192 million for the prior year period reflecting a decrease of approximately $11 million from lower earned interest rates and approximately $8 million from lower invested assets due to fixed annuity net outflows.
Other revenues increased $9 million, or 7%, to $142 million for the three months ended September 30, 2017 compared to $133 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, decreased $354 million, or 51%, to $345 million for the three months ended September 30, 2017 compared to $699 million for the prior year period primarily due to the impact of unlocking.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, decreased $327 million, or 95%, to $19 million for the three months ended September 30, 2017 compared to $346 million for the prior year period primarily due to the impact of unlocking, which was a $119 million benefit for the third quarter of 2017 compared to a $197 million expense for the prior year period. The unlocking impact for the third quarter of 2017 primarily reflected a benefit from updates to market-related inputs to our living benefit valuation. The unlocking impact for the prior year period primarily reflected low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to our living benefit valuation.
Amortization of DAC decreased $26 million, or 39%, to $40 million for the three months ended September 30, 2017 compared to $66 million for the prior year period primarily reflecting the impact of unlocking, which was a benefit of $1 million for the three months ended September 30, 2017 compared to an expense of $18 million for the prior year period. The impact of unlocking in the third quarter of 2017 primarily reflected a $10 million benefit from a correction related to a variable annuity model assumption and slightly higher interest rates, largely offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking in the prior year period primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. Our long-term interest rate assumption remained unchanged, but we extended the period it would take for rates to reach our long term level from 3.5 years to 5.5 years.
Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Three Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$12	$13	$(1)	(8)%
Distribution fees	24	24	—	—
Net investment income	86	85	1	1
Premiums	305	323	(18)	(6)
Other revenues	51	168	(117)	(70)
Total revenues	478	613	(135)	(22)
Banking and deposit interest expense	—	—	—	—
Total net revenues	478	613	(135)	(22)
Expenses
Distribution expenses	17	17	—	—
Interest credited to fixed accounts	47	44	3	7
Benefits, claims, losses and settlement expenses	278	363	(85)	(23)
Amortization of deferred acquisition costs	13	38	(25)	(66)
Interest and debt expense	7	6	1	17
General and administrative expense	61	61	—	—
Total expenses	423	529	(106)	(20)
Operating earnings	$55	$84	$(29)	(35)%

AMERIPRISE FINANCIAL, INC.

Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $29 million, or 35%, to $55 million for the three months ended September 30, 2017 compared to $84 million for the prior year period primarily due to the impact of unlocking, partially offset by improved auto and home results.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, decreased $135 million, or 22%, to $478 million for the three months ended September 30, 2017 compared to $613 million for the prior year period primarily due to the impact of unlocking and a decrease in premiums.
Premiums decreased $18 million, or 6%, to $305 million for the three months ended September 30, 2017 compared to $323 million for the prior year period primarily reflecting higher ceded premiums for our auto and home business due to new reinsurance arrangements. In the first quarter of 2017, we entered into reinsurance arrangements designed to reduce risk, particularly in several wind/hail states where losses have been elevated.
Other revenues decreased $117 million, or 70%, to $51 million for the three months ended September 30, 2017 compared to $168 million for the prior year period due to the impact of unlocking. Other revenues for the third quarter of 2017 included a $47 million unfavorable impact from unlocking compared to a $64 million favorable impact in the prior year period. The primary driver of the unlocking impact to other revenues for the third quarter of 2017 was a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year period was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, decreased $106 million, or 20%, to $423 million for the three months ended September 30, 2017 compared to $529 million for the prior year period primarily due to the impact of unlocking and a decrease in auto and home expenses.
Benefits, claims, losses and settlement expenses decreased $85 million, or 23%, to $278 million for the three months ended September 30, 2017 compared to $363 million for the prior year period due to the impact of unlocking and a $26 million decrease in auto and home expenses reflecting the impact of new reinsurance arrangements, a lower non-catastrophe loss ratio and an $8 million benefit from a correction of a reinsurance recoverable estimate, partially offset by higher gross catastrophe losses and a $10 million positive impact from prior year reserve development in the third quarter of 2016. The unlocking impact for the third quarter of 2017 was a $14 million benefit and primarily reflected favorable mortality experience on life insurance contracts. The unlocking impact for the third quarter of 2016 was a $40 million expense and primarily reflected low interest rates and unfavorable mortality experience. Catastrophe losses, net of the impact of reinsurance, were $15 million for the three months ended September 30, 2017, primarily related to Hurricanes Harvey and Irma, compared to $29 million for the prior year period. In the first quarter of 2017, we entered into quota share and excess of loss reinsurance arrangements designed to reduce net retained exposure to property losses. The expanded reinsurance program resulted in ceded losses of approximately $38 million in the third quarter.
Amortization of DAC decreased $25 million, or 66%, to $13 million for the three months ended September 30, 2017 compared to $38 million for the prior year period primarily reflecting the impact of unlocking, which was a benefit of $13 million for the three months ended September 30, 2017 compared to an expense of $7 million for the prior year period. The impact of unlocking in the third quarter of 2017 primarily reflected improved persistency and mortality on life insurance contracts.

AMERIPRISE FINANCIAL, INC.

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Three Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Net investment income	$22	$21	$1	5%
Premiums	28	27	1	4
Other revenues	1	4	(3)	(75)
Total revenues	51	52	(1)	(2)
Banking and deposit interest expense	1	1	—	—
Total net revenues	50	51	(1)	(2)
Expenses
Distribution expenses	(2)	(31)	29	94
Benefits, claims, losses and settlement expenses	119	101	18	18
Amortization of deferred acquisition costs	—	59	(59)	NM
Interest and debt expense	6	7	(1)	(14)
General and administrative expense	63	60	3	5
Total expenses	186	196	(10)	(5)
Operating loss	$(136)	$(145)	$9	6%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss decreased $9 million, or 6%, to $136 million for the three months ended September 30, 2017 compared to $145 million for the prior year period reflecting loss recognition on LTC insurance products of $31 million in the prior year period and a $29 million increase in LTC reserves in the prior year period from a correction related to our claim utilization assumption, partially offset by LTC loss recognition of $57 million for the three months ended September 30, 2017.
Distribution expenses increased $29 million to a benefit of $2 million for the three months ended September 30, 2017 compared to a benefit of $31 million for the prior year period. Distribution expenses for the prior year period included a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with loss recognition on LTC insurance products.
Benefits, claims, losses and settlement expenses increased $18 million, or 18%, to $119 million for the three months ended September 30, 2017 compared to $101 million for the prior year period primarily due to a $57 million expense from loss recognition on LTC insurance products in the third quarter of 2017, partially offset by a $29 million increase in LTC reserves in the prior year period from a correction related to our claim utilization assumption. The LTC loss recognition in the third quarter of 2017 was primarily due to unfavorable morbidity experience, partially offset by premium increases.
Amortization of DAC decreased $59 million compared to the prior year period reflecting the write-off of DAC in the third quarter of 2016 in connection with the loss recognition on LTC insurance products.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Nine Months Ended September 30, 2017 and 2016
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$4,669	$4,289	$380	9%
Distribution fees	1,310	1,338	(28)	(2)
Net investment income	1,154	1,090	64	6
Premiums	1,035	1,114	(79)	(7)
Other revenues	733	832	(99)	(12)
Total revenues	8,901	8,663	238	3
Banking and deposit interest expense	34	29	5	17
Total net revenues	8,867	8,634	233	3
Expenses
Distribution expenses	2,505	2,371	134	6
Interest credited to fixed accounts	509	465	44	9
Benefits, claims, losses and settlement expenses	1,652	1,934	(282)	(15)
Amortization of deferred acquisition costs	189	360	(171)	(48)
Interest and debt expense	154	160	(6)	(4)
General and administrative expense	2,244	2,221	23	1
Total expenses	7,253	7,511	(258)	(3)
Pretax income	1,614	1,123	491	44
Income tax provision	315	209	106	51
Net income	$1,299	$914	$385	42%
Overall
Pretax income increased $491 million, or 44%, to $1.6 billion for the nine months ended September 30, 2017 compared to $1.1 billion for the prior year period primarily reflecting the impact of unlocking, market appreciation, wrap account net inflows, a positive impact from higher short-term interest rates, a $23 million expense in the prior year period from the resolution of a legacy legal matter related to the hedge fund business and an unfavorable $29 million LTC reserve correction in the prior year period, partially offset by asset management net outflows, loss recognition of $57 million on LTC insurance products in the third quarter of 2017 and higher performance-based compensation.
The following market-related impacts were also significant drivers of the year-over-year change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $198 million for the nine months ended September 30, 2017 compared to an expense of $78 million for the prior year period.

•
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $16 million for the nine months ended September 30, 2017 compared to a benefit of $31 million for the prior year period.

•	The market impact of hedges on investments was an expense of $8 million for the nine months ended September 30, 2017 compared to an expense of $54 million for the prior year period.

•	Net realized investment gains were $33 million for the nine months ended September 30, 2017 compared to net realized investment losses of $5 million for the prior year period.

•
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $63 million ($27 million for DAC, $6 million for DSIC and $30 million for insurance features in non-traditional long duration contracts) for the nine months ended September 30, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $5 million ($3 million for DAC, $1 million for DSIC and $1 million for insurance features in non-traditional long duration contracts) for the prior year period.

AMERIPRISE FINANCIAL, INC.

See the table of total pretax impacts on our revenues and expenses attributable to unlocking within our Consolidated Results of Operations for the three months ended September 30, 2017.
Net Revenues
Net revenues increased $233 million, or 3%, to $8.9 billion for the nine months ended September 30, 2017 compared to $8.6 billion for the prior year period primarily due to market appreciation, wrap account net inflows, an increase in net investment income, and higher brokerage cash spread due to an increase in short-term interest rates, partially offset by the impact of unlocking, a $138 million decrease in revenues from the net impact of transitioning advisory accounts to share classes without 12b-1 fees, asset management net outflows and higher ceded premiums for our auto and home business.
Management and financial advice fees increased $380 million, or 9%, to $4.7 billion for the nine months ended September 30, 2017 compared to $4.3 billion for the prior year period primarily due to an increase in AUM. Average AUM increased $37.9 billion, or 6%, compared to the prior year period due to market appreciation and wrap account net inflows, partially offset by asset management net outflows and the negative impact of foreign currency translation. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees decreased $28 million, or 2%, to $1.3 billion for the nine months ended September 30, 2017 compared to the prior year period primarily due to a $162 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, partially offset by market appreciation and higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income increased $64 million, or 6%, to $1.2 billion for the nine months ended September 30, 2017 compared to $1.1 billion for the prior year period primarily due to a $46 million favorable change in the market impact of hedges on investments and net realized investment gains of $35 million for the nine months ended September 30, 2017 compared to net realized investment losses of $5 million for the prior year period, partially offset by a $16 million decrease in investment income on fixed maturities driven by lower earned interest rates and fixed annuity net outflows.
Premiums decreased $79 million, or 7%, to $1.0 billion for the nine months ended September 30, 2017 compared to $1.1 billion for the prior year period primarily reflecting higher ceded premiums for our auto and home business due to new reinsurance arrangements we entered into at the beginning of the year to reduce risk.
Other revenues decreased $99 million, or 12%, to $733 million for the nine months ended September 30, 2017 compared to $832 million for the prior year period primarily due to the impact of unlocking, partially offset by higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates. Other revenues for the nine months ended September 30, 2017 included a $47 million unfavorable impact from unlocking compared to a $64 million favorable impact in the prior year period. The primary driver of the unlocking impact to other revenues for the nine months ended September 30, 2017 was a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year period was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience.
Expenses
Total expenses decreased $258 million, or 3%, to $7.3 billion for the nine months ended September 30, 2017 compared to $7.5 billion for the prior year period primarily due to the impact of unlocking, partially offset by higher distribution expenses.
Distribution expenses increased $134 million, or 6%, to $2.5 billion for the nine months ended September 30, 2017 compared to $2.4 billion for the prior year period reflecting market appreciation, wrap account net inflows and a $27 million benefit in the prior year period related to the write-off of the deferred reinsurance liability in connection with loss recognition testing of LTC insurance products, partially offset by a $106 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts and asset management net outflows.
Interest credited to fixed accounts increased $44 million, or 9%, to $509 million for the nine months ended September 30, 2017 compared to $465 million for the prior year period primarily due to the market impact on indexed universal life benefits, net of hedges, which was an expense of $14 million for the nine months ended September 30, 2017 compared to a benefit of $25 million for the prior year period.
Benefits, claims, losses and settlement expenses decreased $282 million, or 15%, to $1.7 billion for the nine months ended September 30, 2017 compared to $1.9 billion for the prior year period primarily reflecting the following items:

•
The nine months ended September 30, 2017 included a $139 million benefit from unlocking compared to a $229 million expense in the prior year period. The unlocking impact for the nine months ended September 30, 2017 primarily reflected a benefit from updates to market-related inputs to our living benefit valuation. The unlocking impact for the prior year period primarily reflected low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to our living benefit valuation.

•	A $29 million increase in LTC reserves from a correction related to our claim utilization assumption in the third quarter of 2016.

AMERIPRISE FINANCIAL, INC.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $36 million for the nine months ended September 30, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $2 million for the prior year period.

•
An $84 million decrease in auto and home expenses reflecting the impact of new reinsurance arrangements and a lower non-catastrophe loss ratio, partially offset by higher gross catastrophe losses. Catastrophe losses, net of the impact of reinsurance, were $84 million for the nine months ended September 30, 2017 compared to $89 million for the prior year period. The expanded reinsurance program resulted in ceded losses of approximately $82 million for the nine months ended September 30, 2017.

•	A $57 million expense from loss recognition on LTC insurance products in the third quarter of 2017 primarily due to unfavorable morbidity experience, partially offset by premium increases.

•
A $24 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $21 million negative impact from changes in assumptions in the prior year unlocking process that resulted in ongoing increases to living benefit reserves.

•
A $459 million increase in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The unfavorable impact of the nonperformance credit spread was $122 million for the nine months ended September 30, 2017 compared to a favorable impact of $337 million for the prior year period.

•
A $309 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.7 billion change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $1.4 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $3 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2017 compared to the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the nine months ended September 30, 2017 compared to an expense in the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the nine months ended September 30, 2017 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Amortization of DAC decreased $171 million, or 48%, to $189 million for the nine months ended September 30, 2017 compared to $360 million for the prior year period primarily reflecting the following items:

•
The impact of unlocking was a benefit of $12 million for the nine months ended September 30, 2017 compared to an expense of $81 million for the prior year period. The impact of unlocking for the nine months ended September 30, 2017 primarily reflected improved persistency and mortality on life insurance contracts and a $10 million benefit from a correction related to a variable annuity model assumption, partially offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking in the prior year period primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, we wrote-off $58 million of DAC in connection with the loss recognition on LTC insurance products in the prior year period.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $27 million for the nine months ended September 30, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $3 million for the prior year period.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $24 million for the nine months ended September 30, 2017 compared to an expense of $6 million for the prior year period.

General and administrative expense increased $23 million, or 1%, to $2.2 billion for the nine months ended September 30, 2017 compared to the prior year period primarily due to higher performance-based compensation, partially offset by a $23 million expense in the prior year period from the resolution of a legacy legal matter related to the hedge fund business.

AMERIPRISE FINANCIAL, INC.

Income Taxes
Our effective tax rate was 19.5% for the nine months ended September 30, 2017 compared to 18.6% for the prior year period. Our effective tax rates for the nine months ended September 30, 2017 and 2016 were lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, stock compensation and lower taxes on net income from foreign subsidiaries.
Results of Operations by Segment for the Nine Months Ended September 30, 2017 and 2016
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Advice & Wealth Management
Net revenues	$4,026	$3,720
Expenses	3,189	3,063
Operating earnings	$837	$657
Asset Management
Net revenues	$2,252	$2,203
Expenses	1,726	1,751
Operating earnings	$526	$452
Annuities
Net revenues	$1,861	$1,846
Expenses	1,299	1,644
Operating earnings	$562	$202
Protection
Net revenues	$1,516	$1,693
Expenses	1,347	1,503
Operating earnings	$169	$190
Corporate & Other
Net revenues	$162	$178
Expenses	454	449
Operating loss	$(292)	$(271)
See the table of total pretax impacts on our revenues and expenses attributable to unlocking within our Results of Operations by Segment for the three months ended September 30, 2017.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2017	2016
	(in billions)
Beginning balance	$201.1	$180.5
Inflows from acquisition (1)	0.7	—
Other net flows	13.8	6.9
Net flows	14.5	6.9
Market appreciation (depreciation) and other	19.6	10.1
Ending balance	$235.2	$197.5

Advisory wrap account assets ending balance (2)	$233.0	$195.4
Average advisory wrap account assets (3)	$216.2	$184.7
(1) Inflows associated with acquisition that closed during the period.

AMERIPRISE FINANCIAL, INC.

(2)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(3)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $34.1 billion, or 17%, during the nine months ended September 30, 2017 due to net inflows of $14.5 billion, including $0.7 billion from our acquisition of IPI, and market appreciation and other of $19.6 billion. Net flows increased $7.6 billion compared to the prior year period. Average advisory wrap account assets increased $31.5 billion, or 17%, compared to the prior year period reflecting net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Nine Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$2,294	$1,989	$305	15%
Distribution fees	1,533	1,569	(36)	(2)
Net investment income	174	138	36	26
Other revenues	59	53	6	11
Total revenues	4,060	3,749	311	8
Banking and deposit interest expense	34	29	5	17
Total net revenues	4,026	3,720	306	8
Expenses
Distribution expenses	2,379	2,275	104	5
Interest and debt expense	7	6	1	17
General and administrative expense	803	782	21	3
Total expenses	3,189	3,063	126	4
Operating earnings	$837	$657	$180	27%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $180 million, or 27%, to $837 million for the nine months ended September 30, 2017 compared to $657 million for the prior year period reflecting wrap account net inflows, market appreciation and higher earnings on brokerage cash, partially offset by expenses associated with recruiting experienced advisors and higher performance-based compensation. Pretax operating margin was 20.8% for the nine months ended September 30, 2017 compared to 17.7% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $306 million, or 8%, to $4.0 billion for the nine months ended September 30, 2017 compared to $3.7 billion for the prior year period primarily due to growth in wrap account assets, higher earnings on brokerage cash and increased transactional activity, partially offset by a $138 million decrease in revenues from the net impact of transitioning advisory accounts to share classes without 12b-1 fees. Operating net revenue per advisor increased to $414,000 for the nine months ended September 30, 2017, up 8%, from $382,000 for the prior year period.
Management and financial fees increased $305 million, or 15%, to $2.3 billion for the nine months ended September 30, 2017 compared to $2.0 billion for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $31.5 billion, or 17%, compared to the prior year period reflecting net inflows and market appreciation.
Distribution fees decreased $36 million, or 2%, to $1.5 billion for the nine months ended September 30, 2017 compared to $1.6 billion for the prior year period primarily due to a $162 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, partially offset by market appreciation, increased transactional activity and higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income increased $36 million, or 26%, to $174 million for the nine months ended September 30, 2017 compared to $138 million for the prior year period primarily due to higher investment yields and an increase in invested balances driven by certificate net inflows.
Expenses
Total expenses increased $126 million, or 4%, to $3.2 billion for the nine months ended September 30, 2017 compared to $3.1 billion for the prior year period primarily due to an increase in distribution expenses and general and administrative expense.

AMERIPRISE FINANCIAL, INC.

Distribution expenses increased $104 million, or 5%, to $2.4 billion for the nine months ended September 30, 2017 compared to $2.3 billion for the prior year period reflecting higher advisor compensation due to growth in wrap account assets, increased transactional activity and investments in recruiting experienced advisors, partially offset by a $106 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts.
General and administrative expense increased $21 million, or 3%, to $803 million for the nine months ended September 30, 2017 compared to $782 million for the prior year period primarily due to higher performance-based compensation, as well as expenses related to the IPI acquisition.
Asset Management
The following table presents global managed assets by type:

	September 30,		Change		Average(1)		Change
					Nine Months Ended September 30,
	2017	2016			2017	2016
	(in billions)
Equity	$265.8	$245.9	$19.9	8%	$254.3	$244.0	$10.3	4%
Fixed income	178.0	183.3	(5.3)	(3)	177.3	179.6	(2.3)	(1)
Money market	5.9	6.6	(0.7)	(11)	5.9	7.3	(1.4)	(19)
Alternative	6.5	7.3	(0.8)	(11)	7.0	7.7	(0.7)	(9)
Hybrid and other	27.8	24.7	3.1	13	26.1	24.2	1.9	8
Total managed assets	$484.0	$467.8	$16.2	3%	$470.6	$462.8	$7.8	2%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Nine Months Ended September 30,
	2017	2016
	(in billions)
Global Retail Funds
Beginning assets	$259.9	$263.9
Inflows	38.0	38.3
Acquisition related inflows (1)	—	1.0
Outflows	(45.7)	(45.7)
Net VP/VIT fund flows	(2.5)	(1.3)
Net new flows	(10.2)	(7.7)
Reinvested dividends	3.3	3.8
Net flows	(6.9)	(3.9)
Distributions	(4.1)	(4.6)
Market appreciation (depreciation) and other	28.5	13.8
Foreign currency translation (2)	3.4	(3.2)
Total ending assets	280.8	266.0

Global Institutional
Beginning assets	194.5	208.0
Inflows	18.9	18.5
Outflows	(31.0)	(31.1)
Net flows	(12.1)	(12.6)
Market appreciation (depreciation) and other (3)	13.9	14.9
Foreign currency translation (2)	6.9	(8.5)
Total ending assets	203.2	201.8
Total managed assets	$484.0	$467.8
Total net flows	$(19.0)	$(16.5)

AMERIPRISE FINANCIAL, INC.

	Nine Months Ended September 30,
	2017	2016
	(in billions)
Former Parent Company Related (4)(5)
Retail net new flows	$(2.3)	$(0.6)
Institutional net new flows	(10.4)	(7.6)
Total net new flows	$(12.7)	$(8.2)

(1)	Inflows associated with acquisitions that closed during the period.
(2) Amounts represent local currency to US dollar translation for reporting purposes.
(3) Includes $0.3 billion and $2.6 billion for the total change in Affiliated General Account Assets during the nine months ended September 30, 2017 and 2016, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
(5) Prior period former parent company related net new flows were restated to include additional Former Parent Company net new flows that were previously not considered. The change was a decrease of $199 million for the nine months ended September 30, 2017
Total segment AUM increased $29.6 billion, or 7%, during the nine months ended September 30, 2017 driven by market appreciation and a positive impact of foreign currency translation, partially offset by net outflows. Total segment AUM net outflows were $19.0 billion for the nine months ended September 30, 2017, which included $12.7 billion of outflows of former parent-related assets.
Global retail net outflows of $6.9 billion included $2.5 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and $2.3 billion of outflows from former parent-related assets. In U.S. retail, net outflows excluding the former parent-related assets were $5.5 billion, reflecting industry pressures on active strategies partially offset by $3.3 billion of reinvested dividends. In EMEA, net inflows were $0.9 billion.
Global institutional net outflows of $12.1 billion included $10.4 billion of outflows from former parent-related assets and a $1.6 billion outflow from an institutional client that continued a pattern of redeeming assets for liquidity purposes that started in 2015. Institutional outflows from former parent-related assets included Zurich outflows of $6.6 billion and U.S. Trust outflows of $3.8 billion.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Nine Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$1,880	$1,826	$54	3%
Distribution fees	344	363	(19)	(5)
Net investment income	16	9	7	78
Other revenues	12	5	7	NM
Total revenues	2,252	2,203	49	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,252	2,203	49	2
Expenses
Distribution expenses	750	762	(12)	(2)
Amortization of deferred acquisition costs	12	13	(1)	(8)
Interest and debt expense	16	16	—	—
General and administrative expense	948	960	(12)	(1)
Total expenses	1,726	1,751	(25)	(1)
Operating earnings	$526	$452	$74	16%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $74 million, or 16%, to $526 million for the nine months ended September 30, 2017 compared to $452 million for the prior year period primarily due to market appreciation, an increase in incentive fees from CLO unwinds, a $9 million expense in the prior year period from the resolution of a legacy legal matter related to the hedge fund business and continued expense management, partially offset by net outflows and higher performance-based compensation.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $49 million, or 2%, to $2.3 billion for the nine months ended September 30, 2017 compared to $2.2 billion for the prior year period reflecting market appreciation and an increase in incentive fees from CLO unwinds, partially offset by net outflows, foreign exchange translation and a $28 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees. The Asset Management segment revenue related to 12b-1 fees is eliminated on a consolidated basis.
Management and financial advice fees increased $54 million, or 3%, to $1.9 billion for the nine months ended September 30, 2017 compared to $1.8 billion for the prior year period driven by market appreciation and an increase in incentive fees from CLO unwinds, partially offset by cumulative net outflows from former parent-related assets and higher fee yielding retail funds and a $24 million negative foreign currency translation impact. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 16% for the nine months ended September 30, 2017 compared to the prior year period.
Distribution fees decreased $19 million, or 5%, to $344 million for the nine months ended September 30, 2017 compared to $363 million for the prior year period due to cumulative net outflows and a $28 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees, partially offset by market appreciation.
Expenses
Total expenses decreased $25 million, or 1%, to $1.7 billion for the nine months ended September 30, 2017 compared to $1.8 billion for the prior year period due to lower distribution expenses and general and administrative expense.
Distribution expenses decreased $12 million, or 2%, to $750 million for the nine months ended September 30, 2017 compared to $762 million for the prior year period due to lower compensation driven by cumulative net outflows and a decrease related to the transition of advisory accounts to share classes without 12b-1 fees, partially offset by market appreciation. The Asset Management segment expense related to 12b-1 fees is eliminated on a consolidated basis.
General and administrative expense decreased $12 million, or 1%, to $948 million for the nine months ended September 30, 2017 compared to $960 million for the prior year period primarily due to a $20 million benefit from the impact of foreign exchange, a $9 million expense in the prior year period from the resolution of a legacy legal matter related to the hedge fund business and continued expense management, partially offset by higher performance-based compensation.
Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Nine Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$573	$549	$24	4%
Distribution fees	270	260	10	4
Net investment income	527	573	(46)	(8)
Premiums	84	89	(5)	(6)
Other revenues	407	375	32	9
Total revenues	1,861	1,846	15	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,861	1,846	15	1
Expenses
Distribution expenses	314	316	(2)	(1)
Interest credited to fixed accounts	357	360	(3)	(1)
Benefits, claims, losses and settlement expenses	311	628	(317)	(50)
Amortization of deferred acquisition costs	135	159	(24)	(15)
Interest and debt expense	26	24	2	8
General and administrative expense	156	157	(1)	(1)
Total expenses	1,299	1,644	(345)	(21)
Operating earnings	$562	$202	$360	NM
NM Not Meaningful.

AMERIPRISE FINANCIAL, INC.

Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), increased $360 million to $562 million for the nine months ended September 30, 2017 compared to $202 million for the prior year period primarily due to the impact of unlocking, equity market appreciation and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance, partially offset by lower investment yields and a $21 million negative impact from changes in assumptions in the prior year unlocking process that resulted in ongoing increases to living benefit reserves.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $61 million ($25 million for DAC, $6 million for DSIC and $30 million for insurance features in non-traditional long duration contracts) for the nine months ended September 30, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $5 million ($3 million for DAC, $1 million for DSIC and $1 million for insurance features in non-traditional long duration contracts) for the prior year period.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $15 million, or 1%, to $1.9 billion for the nine months ended September 30, 2017 compared to $1.8 billion for the prior year period due to equity market appreciation and an increase in variable annuity rider fees, partially offset by lower investment yields and net outflows in fixed and variable annuities.
Management and financial advice fees increased $24 million, or 4%, to $573 million for the nine months ended September 30, 2017 compared to $549 million for the prior year period due to higher fees on variable annuities driven by higher average separate account balances. Average variable annuity account balances increased $2.8 billion, or 4%, from the prior year period due to market appreciation, partially offset by net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $46 million, or 8%, to $527 million for the nine months ended September 30, 2017 compared to $573 million for the prior year period primarily reflecting a decrease of approximately $34 million from lower earned interest rates and approximately $12 million from lower invested assets due to fixed annuity net outflows.
Other revenues increased $32 million, or 9%, to $407 million for the nine months ended September 30, 2017 compared to $375 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, decreased $345 million, or 21%, to $1.3 billion for the nine months ended September 30, 2017 compared to $1.6 billion for the prior year period primarily due to the impact of unlocking.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, decreased $317 million, or 50%, to $311 million for the nine months ended September 30, 2017 compared to $628 million for the prior year period primarily reflecting the following items:

•
The impact of unlocking was a $119 million benefit for the nine months ended September 30, 2017 compared to a $197 million expense for the prior year period. The unlocking impact for the nine months ended September 30, 2017 primarily reflected a benefit from updates to market-related inputs to our living benefit valuation. The unlocking impact for the prior year period primarily reflected low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to our living benefit valuation.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $36 million for the nine months ended September 30, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $2 million for the prior year period.

•
A $24 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $21 million negative impact from changes in assumptions in the prior year unlocking process that resulted in ongoing increases to living benefit reserves.
Amortization of DAC decreased $24 million, or 15%, to $135 million for the nine months ended September 30, 2017 compared to $159 million for the prior year period primarily reflecting the following items:

•
The impact of unlocking was a benefit of $1 million for the nine months ended September 30, 2017 compared to an expense of $18 million for the prior year period. The impact of unlocking for the nine months ended September 30, 2017 primarily

AMERIPRISE FINANCIAL, INC.

reflected a $10 million benefit from a correction related to a variable annuity model assumption and slightly higher interest rates, largely offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking in the prior year period primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $25 million for the nine months ended September 30, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $3 million for the prior year period.

•	The negative impact on DAC from higher than expected lapses on variable annuities was $14 million.
Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Nine Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$35	$38	$(3)	(8)%
Distribution fees	74	72	2	3
Net investment income	253	247	6	2
Premiums	896	959	(63)	(7)
Other revenues	258	377	(119)	(32)
Total revenues	1,516	1,693	(177)	(10)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,516	1,693	(177)	(10)
Expenses
Distribution expenses	50	50	—	—
Interest credited to fixed accounts	138	130	8	6
Benefits, claims, losses and settlement expenses	888	1,015	(127)	(13)
Amortization of deferred acquisition costs	70	107	(37)	(35)
Interest and debt expense	19	18	1	6
General and administrative expense	182	183	(1)	(1)
Total expenses	1,347	1,503	(156)	(10)
Operating earnings	$169	$190	$(21)	(11)%
Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $21 million, or 11%, to $169 million for the nine months ended September 30, 2017 compared to $190 million for the prior year period primarily due to the impact of unlocking and the low interest rate environment, partially offset by improved auto and home results.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, decreased $177 million, or 10%, to $1.5 billion for the nine months ended September 30, 2017 compared to $1.7 billion for the prior year period primarily due to the impact of unlocking and a decrease in premiums.
Premiums decreased $63 million, or 7%, to $896 million for the nine months ended September 30, 2017 compared to $959 million for the prior year period primarily reflecting higher ceded premiums for our auto and home business due to new reinsurance arrangements we entered into at the beginning of the year to reduce risk.
Other revenues decreased $119 million, or 32%, to $258 million for the nine months ended September 30, 2017 compared to $377 million for the prior year period due to the impact of unlocking. Other revenues for the nine months ended September 30, 2017 included a $47 million unfavorable impact from unlocking compared to a $64 million favorable impact in the prior year period. The primary driver of the unlocking impact to other revenues for the nine months ended September 30, 2017 was a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking

AMERIPRISE FINANCIAL, INC.

impact to other revenues for the prior year period was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, decreased $156 million, or 10%, to $1.3 billion for the nine months ended September 30, 2017 compared to $1.5 billion for the prior year period due to the impact of unlocking and a decrease in auto and home expenses.
Benefits, claims, losses and settlement expenses decreased $127 million, or 13%, to $888 million for the nine months ended September 30, 2017 compared to $1.0 billion for the prior year period due to the impact of unlocking and an $84 million decrease in auto and home expenses reflecting the impact of new reinsurance arrangements and a lower non-catastrophe loss ratio, partially offset by higher gross catastrophe losses. The unlocking impact for the nine months ended September 30, 2017 was a $14 million benefit and primarily reflected favorable mortality experience on life insurance contracts. The unlocking impact for the prior year period was a $40 million expense and primarily reflected low interest rates and unfavorable mortality experience. Catastrophe losses, net of the impact of reinsurance, were $84 million for the nine months ended September 30, 2017 compared to $89 million for the prior year period. The expanded reinsurance program resulted in ceded losses of approximately $82 million for the nine months ended September 30, 2017.
Amortization of DAC decreased $37 million, or 35%, to $70 million for the nine months ended September 30, 2017 compared to $107 million for the prior year period primarily reflecting the impact of unlocking, as well as lower DAC amortization on our auto and home business. The unlocking impact for the nine months ended September 30, 2017 was a benefit of $13 million and primarily reflected improved persistency and mortality on life insurance contracts. The unlocking impact for the prior year period was an expense of $7 million.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Nine Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Net investment income	$79	$94	$(15)	(16)%
Premiums	81	81	—	—
Other revenues	4	4	—	—
Total revenues	164	179	(15)	(8)
Banking and deposit interest expense	2	1	1	NM
Total net revenues	162	178	(16)	(9)
Expenses
Distribution expenses	(7)	(39)	32	82
Benefits, claims, losses and settlement expenses	239	219	20	9
Amortization of deferred acquisition costs	—	63	(63)	NM
Interest and debt expense	20	21	(1)	(5)
General and administrative expense	202	185	17	9
Total expenses	454	449	5	1
Operating loss	$(292)	$(271)	$(21)	(8)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss increased $21 million, or 8%, to $292 million for the nine months ended September 30, 2017 compared to $271 million for the prior year period primarily reflecting a decrease in net investment income, an increase in general and administrative expense and LTC loss recognition of $57 million for the third quarter of 2017, partially offset by LTC loss recognition of $31 million in the prior year period and a $29 million increase in LTC reserves in the prior year period from a correction related to our claim utilization assumption.

AMERIPRISE FINANCIAL, INC.

Net investment income decreased $15 million, or 16%, to $79 million for the nine months ended September 30, 2017 compared to $94 million for the prior year period primarily due to higher amortization relating to an increase in low income housing investments and the impact of interest allocation between subsidiaries.
Distribution expenses increased $32 million to a benefit of $7 million for the nine months ended September 30, 2017 compared to a benefit of $39 million for the prior year period. Distribution expenses for the prior year period included a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with loss recognition on LTC insurance products.
Benefits, claims, losses and settlement expenses increased $20 million, or 9%, to $239 million for the nine months ended September 30, 2017 compared to $219 million for the prior year period primarily due to a $57 million expense from loss recognition on LTC insurance products in the third quarter of 2017, partially offset by a $29 million increase in LTC reserves in the prior year period from a correction related to our claim utilization assumption. The LTC loss recognition in the third quarter of 2017 was primarily due to unfavorable morbidity experience, partially offset by premium increases.
Amortization of DAC decreased $63 million compared to the prior year period reflecting the write-off of DAC in the third quarter of 2016 in connection with the loss recognition on LTC insurance products.
General and administrative expense increased $17 million, or 9%, to $202 million for the nine months ended September 30, 2017 compared to $185 million for the prior year period primarily due to higher performance-based compensation and a $9 million expense related to the renegotiation of a vendor arrangement, partially offset by a $14 million expense in the prior year period from the resolution of a legacy legal matter related to the hedge fund business.
Market Risk
Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our fixed deferred annuities, fixed insurance, brokerage client cash balances, face-amount certificate products and the fixed portion of our variable annuities and variable insurance contracts, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with our variable annuities and the value of derivatives held to hedge these benefits.
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business.
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2019 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.9 billion and 4.4%, respectively, as of September 30, 2017. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.8 billion and had a weighted average yield of 2.7% as of September 30, 2017. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2017 was approximately 2.8%.
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

AMERIPRISE FINANCIAL, INC.

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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2017:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(261)	$6	$(255)
DAC and DSIC amortization (2) (3)	(129)	—	(129)
Variable annuity riders:
GMDB and GMIB (3)	(29)	—	(29)
GMWB (3) (4)	(379)	233	(146)
GMAB	(25)	26	1
DAC and DSIC amortization (4)	N/A	N/A	(3)
Total variable annuity riders	(433)	259	(177)
Macro hedge program (5)	—	43	43
Equity indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	66	(49)	17
Total	$(753)	$255	$(501)

AMERIPRISE FINANCIAL, INC.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(50)	$—	$(50)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	983	(1,089)	(106)
GMAB	21	(23)	(2)
DAC and DSIC amortization (4)	N/A	N/A	18
Total variable annuity riders	1,004	(1,112)	(90)
Macro hedge program (5)	—	(2)	(2)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	99	—	99
Brokerage client cash balances	115	—	115
Certificates	—	—	—
Indexed universal life insurance	93	2	95
Total	$1,261	$(1,112)	$167
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
Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with risk margins incorporated in contractholder behavior assumptions and with discount rates increased to reflect a current market estimate of our risk of nonperformance specific to these liabilities. Our hedging is based on our determination of economic risk, which excludes certain items in the liability valuation including the nonperformance spread risk.
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

AMERIPRISE FINANCIAL, INC.

Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2017. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $213 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on September 30, 2017 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the nine months ended September 30, 2017. At September 30, 2017 and December 31, 2016, we had $2.4 billion and $2.3 billion, respectively, in cash and cash equivalents excluding CIEs. On October 12, 2017, we entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, we may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. This agreement replaced our unsecured revolving credit facility that was to expire in May 2020. At September 30, 2017, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at September 30, 2017.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both September 30, 2017 and December 31, 2016 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $151 million and $150 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities, as of September 30, 2017 and December 31, 2016, respectively. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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

AMERIPRISE FINANCIAL, INC.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in millions)
RiverSource Life(1)(2)	$2,737	$3,052	N/A	$606
RiverSource Life of NY(1)(2)	306	323	N/A	38
IDS Property Casualty(1)(3)	805	800	$216	213
Ameriprise Insurance Company(1)(3)	48	47	3	2
ACC(4)(5)	369	335	341	317
Threadneedle Asset Management Holdings Sàrl(6)	424	360	169	149
Ameriprise National Trust Bank(7)	23	22	10	10
AFSI(3)(4)	126	77	#	#
Ameriprise Captive Insurance Company(3)	54	51	10	9
Ameriprise Trust Company(3)	30	29	26	24
AEIS(3)(4)	115	107	21	19
RiverSource Distributors, Inc.(3)(4)	13	11	#	#
Columbia Management Investment Distributors, Inc.(3)(4)	17	14	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2017 and December 31, 2016.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at September 30, 2017 represent calculations at December 31, 2016 of the rule based requirements, as specified by FCA regulations.

(7)	Ameriprise National Trust Bank is required to maintain capital in compliance with the Office of the Comptroller of the Currency regulations and policies.
Our insurance companies’ statutory capital is calculated in accordance with the accounting practices prescribed or permitted by domiciliary state insurance regulators. RiverSource Life received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2018, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory capital from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. The permitted practice allows RiverSource Life to defer a portion of the change in fair value, net investment income and realized gains or losses generated from designated derivatives to the extent the amounts do not offset the current period interest-rate related change in the variable annuity statutory reserve liability. The deferred amount will be amortized over ten years using the straight-line method with the ability to accelerate amortization at management’s discretion. There was no immediate impact to statutory capital at the effective date for the permitted statutory accounting practice. As of September 30, 2017, application of this permitted practice resulted in a decrease to RiverSource Life’s statutory capital of approximately $21 million.
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
During the nine months ended September 30, 2017, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.3 billion (including $700 million from RiverSource Life) and contributed cash to its subsidiaries of $64 million. During the nine months ended September 30, 2016, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.3 billion (including $800 million from RiverSource Life) and contributed cash to its subsidiaries of $135 million (including $75 million to IDS Property Casualty).

AMERIPRISE FINANCIAL, INC.

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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $379 million and $368 million for the nine months ended September 30, 2017 and 2016, respectively. On October 24, 2017, we announced a quarterly dividend of $0.83 per common share. The dividend will be paid on November 17, 2017 to our shareholders of record at the close of business on November 6, 2017.
In December 2015, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through December 31, 2017, which was exhausted in the third quarter 2017. In April 2017, our Board of Directors authorized us to repurchase up to an additional $2.5 billion of our common stock through June 30, 2019. As of September 30, 2017, we had $2.4 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2017, we repurchased a total of 8.0 million shares of our common stock at an average price of $129.76 per share.
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
Operating Activities
Net cash provided by operating activities decreased $843 million to $1.2 billion for the nine months ended September 30, 2017 compared to $2.0 billion for the prior year period primarily due to a $186 million increase in income taxes paid, a $148 million decrease in cash from changes in other investments (primarily trading securities), and net cash outflows related to derivatives for the nine months ended September 30, 2017 compared to net cash inflows for the prior year period.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities decreased $261 million to $106 million for the nine months ended September 30, 2017 compared to $367 million for the prior year period primarily due to a $944 million decrease in cash used for purchases of Available-for-Sale securities and a $204 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, partially offset by a $357 million decrease in proceeds from sales, maturities and repayments of mortgage loans reflecting the sale of a portion of our consumer loans in 2016 and a $242 million decrease in net cash related to changes in investments of CIEs.
Financing Activities
Net cash used in financing activities increased $713 million to $1.3 billion for the nine months ended September 30, 2017 compared to $573 million for the prior year period primarily due to the issuance of $500 million of long-term debt in 2016 and a $371 million decrease in net cash inflows related to investment certificates, partially offset by a $246 million decrease in repayments of long-term debt.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2017.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2017:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2017
Share repurchase program (1)	622,117	$136.67	622,117	$2,635,014,130
Employee transactions (2)	432,319	$143.36	N/A	N/A

August 1 to August 31, 2017
Share repurchase program (1)	842,580	$142.26	842,580	$2,515,148,831
Employee transactions (2)	276,391	$145.67	N/A	N/A

September 1 to September 30, 2017
Share repurchase program (1)	910,991	$140.48	910,991	$2,387,172,782
Employee transactions (2)	74,414	$143.50	N/A	N/A

Totals
Share repurchase program (1)	2,375,688	$140.11	2,375,688
Employee transactions (2)	783,124	$144.19	N/A
	3,158,812		2,375,688
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

ITEM 6.  EXHIBITS
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

10.1
Third Amended and Restated Credit Agreement dated as of October 12, 2017 among Ameriprise Financial, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and U.S. Bank National Association as Co-Documentation Agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 16, 2017).

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
101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2017 and 2016; (iii) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 1, 2017	By	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	November 1, 2017	By	/s/ David K. Stewart
David K. Stewart
Senior Vice President and Controller
(Principal Accounting Officer)