Form 10-K
period 2017-12-31
AMERIPRISE FINANCIAL INC
filed 2018-02-23
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value, as of June 30, 2017, of voting shares held by non-affiliates of the registrant was approximately $19.1 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2018
Common Stock (par value $.01 per share)	146,332,164 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 25, 2018 (“Proxy Statement”).

AMERIPRISE FINANCIAL, INC.
FORM 10-K

PART I.
Item 1. Business
Overview
Ameriprise Financial, Inc. is a diversified financial services company with a more than 120 year history of providing solutions to help clients confidently achieve their financial objectives. Ameriprise is a holding company incorporated in Delaware that primarily engages in business through its subsidiaries. Accordingly, references to “Ameriprise,” “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries. Our headquarters is located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474. We also maintain executive offices in New York City.
We are America’s leader in financial planning and a leading global financial institution with $897 billion in assets under management and administration as of December 31, 2017. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. Our strategy is centered on helping our clients confidently achieve their goals by providing advice and by managing and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.
Wealth Management
Our wealth management capabilities are centered on the long-term, personal relationships between our clients and our financial advisors (our “advisors”). Through our advisors, we offer financial planning, products and services designed to be used as solutions for our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. The financial product solutions we offer through our advisors include both our own products and services and the products of other companies. Our advisor network is the primary channel through which we offer our own life and disability income insurance and annuity products and services. Our focus on personal relationships, as demonstrated by our exclusive Confident Retirement® approach to financial planning, allows us to address the evolving financial and retirement-related needs of our clients. Over the years we have evolved our target market to move more upmarket as we respond to the needs of our clients. We currently view our primary target market segment as the mass affluent and affluent (which we define as households with investable assets of more than $100,000), and increasingly those with $500,000 to $5,000,000 in investable assets.
Our network of approximately 9,900 advisors is the primary means through which we engage in our wealth management activities. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in serving their clients. Our nationally recognized brand and practice vision, local marketing and field support, integrated operating platform, practice expansion and succession opportunities and comprehensive set of products and solutions constitute a compelling value proposition for financial advisors, as evidenced by our strong advisor retention rate and our ability to attract and retain experienced and productive advisors. We continuously invest in and develop capabilities and tools designed to maximize advisor productivity and client satisfaction.
We are in a compelling position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the U.S., the ongoing transition of baby boomers into retirement continues to drive demand for financial advice and solutions. In addition, the amount of investable assets held by mass affluent and affluent households (our target market) has grown and accounts for over half of U.S. investable assets. We believe our differentiated financial planning model, broad range of products and solutions, and demonstrated financial strength throughout the economic and market uncertainty of recent years, will help us capitalize on these trends and best serve our clients.
Asset Management
Our asset management capabilities (represented by the Columbia Threadneedle Investments® brand) are global in scale. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is based on delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 114 of our mutual funds being rated as four- and five-star funds by Morningstar.
We are positioned to continue to grow our assets under management and strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage our existing strengths in order to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East, South America and Africa. In addition, we continue to pursue opportunities to leverage the collective capabilities of our global asset management business in order to enhance our current range of investment solutions, develop new solutions and investment management strategies that are responsive to client demand in an increasingly complex marketplace and maximize the distribution capabilities of our global business.
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
As a diversified financial services firm, we believe our ability to gather assets across the enterprise is best measured by our assets under management and administration metric. At December 31, 2017, we had $897.0 billion in assets under management and administration compared to $787.4 billion as of December 31, 2016. For a more detailed discussion of assets under management and administration see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K. The following chart shows our current business mix through the contributions of each segment to our pretax operating earnings (excluding Corporate & Other segment) as well as a historical comparison that reflects how we have executed on our strategy to shift our business mix toward lower capital, fee-based business that are higher growth areas in Advice & Wealth Management and Asset Management.
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

Columbia Threadneedle Investments® brand is our global brand that represents the combined capabilities, resources and reach of Columbia Management and Threadneedle. This brand reinforces the strength of both firms in their established markets of the UK, Europe and the U.S. and helps us grow our presence in key markets including Asia Pacific, Latin America, Africa and the Middle East.

We use our RiverSource® brand for our annuity and protection products issued by the RiverSource Life companies, including our life and disability income insurance products.

History and Development
Our company has a more than 120 year history of providing solutions to help clients confidently achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments. By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry. In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS. In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (now known as “RiverSource Life Insurance Company”). In 1972, IDS began to expand its network by delivering investment products directly to clients of unaffiliated financial institutions. IDS also introduced its comprehensive financial planning processes to clients, integrating the identification of client needs with the products and services to address those needs in the 1970s, and it introduced fee-based planning in the 1980s.
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
On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders, at which time we became an independent, publicly traded company and changed our name to “Ameriprise Financial, Inc.” In 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc. and J. & W. Seligman & Co. Incorporated. In 2010, we completed the acquisition of the long-term asset management business of Columbia Management from Bank of America, which significantly enhanced the scale and performance of our retail mutual fund and institutional asset management businesses. In 2016, we completed the acquisition of Emerging Global Advisors, LLC, a registered investment advisor and provider of strategic beta portfolios based on emerging markets. In 2017, we acquired Investment Professionals, Inc. (“IPI”) (an independent broker-dealer specializing in the on-site delivery of investment programs for financial institutions, including banks and credit unions that gives us scale entry into the bank channel) and Lionstone Partners, LLC (“Lionstone Investments”) (a leading national real estate investment firm, specializing in investment strategies based upon proprietary analytics that expands our real estate capabilities). Our inorganic growth has allowed us to significantly enhance the scale, performance, and product offerings of our brokerage, financial planning, retail mutual funds and institutional asset management business in order to best serve our clients.
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
Our Financial Advisor Platform
We provide financial planning, advice and brokerage services to clients through our nationwide financial advisor network. Advisors can choose to affiliate with us in multiple ways, with each affiliation offering different levels of support and compensation. The affiliation options are:

•
Employee Advisors (Ameriprise Advisor Group). Under this option, an advisor is an employee of our company and receives a higher level of support, including leadership, training, office space and staff support. We pay compensation that is competitive with other employee advisor models, which is generally lower than that of our franchisee advisors given the higher level of support we provide our employee advisors. Employee advisors are also employed in the Ameriprise Advisor Center (“AAC”), our dedicated platform for remote-based sales and service to Ameriprise retail customers through a team model.

•
Franchisee Advisors (Ameriprise Franchise Group). Under this option, an advisor is an independent contractor franchisee who affiliates with our company and has the right to use the Ameriprise brand. We pay our franchisee advisors a higher payout rate than our employee advisors as they are responsible for paying their own overhead, staff compensation and other business expenses. In addition, our franchisee advisors pay a franchise association fee and other fees in exchange for the support we offer and the right to use our brand name. The support we offer to our franchisee advisors includes generalist and specialist leadership support, technology platforms and tools, training and marketing programs.

•
Bank Channel Advisors (Ameriprise Financial Institutions Group). Our acquisition of IPI added a new capability where we specialize in the on-site delivery of investment programs for financial institutions including banks and credit unions. Within this channel, we have different types of relationships with our financial institution partners as well as a variety of ways for advisors to affiliate with us.

We are committed to providing our advisors with the resources and support necessary to manage and grow their practices. Our platform offers advisors (and therefore clients) the flexibility of operating on a commission-based brokerage basis as well as on a fee-based advisory basis. Advisors have access to training and materials reflecting our differentiated financial planning model and

Confident Retirement planning approach, our nationally recognized brand and “Be Brilliant®” advertising campaign, local marketing support capabilities and our full range of proprietary and non-proprietary product solutions. Our demonstrated financial strength as well as our dedication to our clients also benefits our advisor practices. We expect to continue to invest in the capabilities of and support provided to our advisor platform, with the goal of continuing to best serve our clients, increase advisor productivity and improve our ability to attract and retain advisors.
Our nationwide advisor network consisted of approximately 9,900 advisors as of December 31, 2017, which includes approximately 2,200 employee advisors and advisors in our bank channel as well as approximately 7,700 independent franchisees or employees or contractors of franchisees. Of these advisors (and excluding AAC advisors and the bank channel advisors acquired in our recent acquisition of IPI), roughly 54% have been with us for more than 10 years, with an average tenure of over 20 years. Among advisors who have been with us for more than 10 years, we have a retention rate of nearly 95%. We believe our strong advisor retention rate, as well as our ability to recruit experienced advisors, speaks to the value proposition we offer our advisors.
Our advisors offer clients a diversified set of cash and liquidity management, asset accumulation, income, protection, and estate and wealth transfer products and services, as well as a broad selection of financial products from other unaffiliated companies (as described below).
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
Our advisors deliver financial solutions to our advisory clients principally by building long-term personal relationships through financial planning that is responsive to clients’ evolving needs, priorities and goals, in part through our exclusive Confident Retirement approach, which involves a comprehensive assessment of retirement income sources and assets, a client’s plans and goals for retirement and an analysis of what is needed to fund the four principal types of expenses and liabilities encountered during retirement: covering essentials, ensuring lifestyle, preparing for the unexpected and leaving a legacy. Once we identify a financial planning client’s objectives, we then recommend a solution set consisting of actions and offer products to address these objectives with clients accepting what they determine to be an appropriate range and level of market risk. Our financial planning relationships with our clients are characterized by an ability to understand their specific needs, which enables us to help them meet those needs, achieve high overall client satisfaction and retention, hold more products in their accounts and increase our assets under management.
Our financial planning clients pay a fee for the receipt of financial planning services. This fee is based on the complexity of a client’s financial and life situation and his or her advisor’s experience. Some of our clients may elect to pay a consolidated, asset-based advisory fee for financial planning and managed account services and administration. If clients elect to implement their financial plan with our company, we and our advisors generally receive a sales commission and/or sales load and other revenues for the products that they purchase from us. These commissions, sales loads and other revenues are separate from, and in addition to, the financial planning and advisory fees we and our advisors may receive.
Brokerage and Other Products and Services
We offer our retail and institutional clients a variety of brokerage and other investment products and services.
Our Ameriprise ONE® Financial Account is a single integrated financial management brokerage account that enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds, individual securities, alternative investments, cash products and margin and securities-based lending.
We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. Clients can use our online brokerage service to purchase and sell securities, obtain proprietary and independent research and information about a wide variety of securities, and use self-directed asset allocation and other financial planning tools. We offer exchange traded mutual funds, 529 plans, public non-exchange traded real estate investment trusts, structured notes, private equity and other alternative investments issued by unaffiliated companies. We also offer trading and portfolio strategy services across a number of fixed income categories, including treasuries, municipals, corporate, mortgage- and asset-backed securities on both a proprietary and agency basis.
From time-to-time, Ameriprise may participate in syndicate offerings of closed-end funds and preferred securities. Syndicates are groups of investment banks and broker-dealers that jointly underwrite and distribute new security offerings to the investing public. Our clients may purchase for their own account the closed-end fund shares and preferred stock of such primary offerings in which we participate. In addition, qualified clients may purchase certain privately placed securities as distributed through Ameriprise.
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
Mutual Fund Offerings (Unaffiliated and Affiliated)
In addition to the Columbia Management family of funds (discussed below in “Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds”), we offer mutual funds from approximately 160 unaffiliated mutual fund families representing more than 2,200 mutual funds on our brokerage platform and as part of our investment advisory accounts to provide our clients a broad choice of investment products. In 2017, retail sales of other companies’ mutual funds accounted for the substantial majority of our total retail mutual fund sales.
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
Insurance and Annuities
We offer insurance and annuities issued by the RiverSource Life companies (discussed below in “Business - Our Segments - Annuities” and in “Business - Our Segments - Protection”). The RiverSource insurance solutions available to our retail clients include universal life insurance, indexed universal life insurance, variable universal life insurance, traditional term life insurance and disability income insurance. RiverSource annuities include fixed annuities and fixed index annuities, as well as variable annuities that allow our clients to choose from a number of underlying investment options, including volatility management options, and to purchase certain guaranteed benefit riders. In addition to RiverSource insurance and annuity products, our advisors offer products of unaffiliated carriers on a limited basis, including variable annuities, life insurance and long term care insurance products issued by a select number of unaffiliated insurance companies. Our affiliate IPI currently offers certain additional fixed and variable insurance and annuity products available only through the bank channel.
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
Banking Products
While we have changed our banking operations and products in recent years (as discussed above in “Business - History and Development”), we continue to offer consumer deposit and credit products through relationships with well-known and respected financial services companies. In connection with the sale of the Ameriprise Bank credit card account portfolio to Barclays in 2012, we entered into a co-branding agreement with Barclays pursuant to which Barclays continues to issue Ameriprise-branded credit cards. In addition, the cash management features of the Ameriprise ONE Financial Account remain supported by our brokerage platform, and our clients continue to have access to a variety of other cash solutions, including Ameriprise Certificates, FDIC-insured Brokered CDs issued by third-party banks and deposits placed at third-party banks through Ameriprise Insured Money Market Account (AIMMA) brokerage sweep accounts.
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
At December 31, 2017, we had $6.4 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or “spread,” between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. In times of weak performance in the equity markets, certificate sales are generally stronger.
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
Columbia Management primarily provides products and services in the U.S., and Threadneedle primarily provides products and services internationally. As noted above, we refer to the group of companies in Ameriprise Asset Management Holdings GmbH and Threadneedle Asset Management Holdings Sarl as “Threadneedle.” “Columbia Threadneedle Investments” refers to both Columbia Management and Threadneedle and reflects the global manner in which we think about and operate our asset management business in line with the Columbia Threadneedle Investments brand. We provide U.S. retail clients with products through unaffiliated third-party financial institutions and through our Advice & Wealth Management segment, and we provide institutional products and services through our institutional sales force. Retail products for non-U.S. retail investors are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds (“ETFs”) and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, collateralized loan obligations (“CLOs”), hedge fund or alternative strategies, collective funds and property funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Our Asset Management segment also provides all intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Annuities and Protection segments. All intersegment activity is eliminated in our consolidated results.
Revenues in the Asset Management segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. At December 31, 2017, our Asset Management segment had $494.6 billion in managed assets worldwide.
Managed assets include managed external client assets and managed owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle Investments fund families and the assets of institutional clients. Managed external client assets also include assets managed by sub-advisers we select. Our external client assets are not reported on our Consolidated Balance Sheets, although certain investment funds marketed to investors may be consolidated at certain times. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on consolidation principles. Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and receives management fees. For additional details regarding our assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Investment Management Capabilities
The investment management activities of Columbia Threadneedle Investments are conducted through investment management teams located in multiple locations, including Boston, Chicago, Houston, Kuala Lumpur, Los Angeles, London, Minneapolis, New York, Menlo Park, Portland and Singapore. Each investment management team may focus on particular investment strategies, asset types, products and on services offered and distribution channels utilized. Within the global asset management business, we deploy our investment teams across multiple jurisdictions pursuant to sub-advisory and personnel sharing arrangements on an intercompany basis.
Our investment management capabilities span a broad range of asset classes and investment styles. The portfolios underlying our product and service offerings may focus on providing solutions to investors through one or more U.S. or non-U.S. equity, fixed income, bank loan, property, multi-asset allocation, alternative (including real estate and liquid alternatives) or other asset classes, and the strategies utilized in the management of such portfolios varies depending on the needs and desired outcomes or objectives of individual and institutional investors. We continually assess these capabilities to help ensure our ability to provide product and services offerings that are responsive to the evolving needs of our clients.
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
U.S. Registered Funds
We provide investment advisory, distribution and other services to the Columbia Management family of funds. The Columbia Management family of funds includes retail mutual funds, exchange-listed ETFs and U.S. closed-end funds and variable product funds. Retail mutual funds are available through unaffiliated third-party financial institutions and the Ameriprise® financial advisor network. Variable product funds are available as underlying investment options in variable annuity and variable life insurance products, including RiverSource® products. The Columbia Management family of funds includes domestic and international equity funds, fixed income funds, cash management funds, balanced funds, specialty funds, absolute return and other alternative funds and asset allocation funds, including fund-of-funds, with a variety of investment objectives. The Columbia Management family of funds also uses sub-advisers to diversify the product offerings it makes available to investors on its variable product platform. At December 31, 2017, our U.S. retail mutual funds, ETFs and U.S. closed-end funds had total managed assets of $160.5 billion in 141 funds. The variable insurance trust funds (“VIT Funds”) that we manage had total managed assets at December 31, 2017 of $76.5 billion in 70 funds.
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
Non-U.S. Funds
Threadneedle offers a fund product range that includes different risk-return options across regions, markets, asset classes and product structures, which include retail funds that are similar to U.S. mutual funds. These funds are marketed to non-U.S. persons and the majority are often referred to as UCITS products (Undertakings for Collective Investment in Transferable Securities). UCITS and other funds offered by Threadneedle typically are structured as Open Ended Investment Companies (“OEICs”) in the UK, Société d'investissement à Capital Variable (“SICAVs”) in Luxembourg, as well as unit trusts. Threadneedle also sponsors, manages and offers UK property funds that invest in UK real estate. The majority of our non-U.S. fund offerings are registered in and distributed across multiple jurisdictions. For example, our OEICs are offered in many jurisdictions outside of the UK and a majority of our non-UK client AUM is invested in our OEICs; however, we also may have a SICAV equivalent or close equivalent to our OEICs. At December 31, 2017, our non-U.S. retail funds had total managed assets of $50.8 billion in 182 funds.
Threadneedle Asset Management Ltd. serves as investment manager for most of our non-U.S. fund products and earns management fees based on underlying asset values for managing the assets of these funds. Certain Threadneedle affiliates also earn fees by providing ancillary services to the funds. In addition, certain non-U.S. funds or portions of the portfolios underlying such funds may receive sub-advisory services, including services provided by both Columbia Threadneedle Investments personnel and other unaffiliated advisers.

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
For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts the client can terminate on short notice. Clients may also pay us fees based on the performance of their portfolio. At December 31, 2017, within our Columbia Threadneedle Investments asset management business we managed a total of $133.6 billion in assets under this range of services.
Management of Owned Assets
We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies and assets held by Ameriprise Certificate Company. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments based on a certain level of risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment’s management of owned assets for Ameriprise Financial subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2017, the Asset Management segment managed $36.7 billion of owned assets.
Management of Collateralized Loan Obligations (“CLOs”)
Columbia Threadneedle Investments has a dedicated team of investment professionals who provide collateral management services to special purpose vehicles which primarily invest in syndicated bank loans and issue multiple tranches of securities collateralized by the assets of each pool to provide investors with various maturity and credit risk characteristics. For collateral management of CLOs, we earn fees based on the par value of assets and, in certain instances, we may also receive performance-based fees. At December 31, 2017, we managed $4.8 billion of assets related to CLOs.
Private Funds
We also provide investment management and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. These funds are currently exempt from registration under the Investment Company Act under either Section 3(c)(1) or Section 3(c)(7) or related interpretative relief and are organized as U.S. and non-U.S. funds. These funds are subject to local regulation in the jurisdictions where they are formed or marketed. For investment management services, we generally receive fees based on the market value of assets under management, and we may also receive performance-based fees. As of December 31, 2017, we managed $6.4 billion in private fund assets.
Lionstone Investments, a subsidiary of Columbia Management, also serves as investment manager for certain private funds (in addition to separate accounts), which are included in the totals noted in the preceding paragraph.
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
As of December 31, 2017, we managed $6.3 billion of ATC Funds and separate accounts for ATC clients. This amount does not include the Columbia Management family of funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the “Product and Service Offerings - U.S. Registered Funds” section above.
Sub-advised Accounts
In addition, we act as sub-adviser for certain U.S. and non-U.S. funds, private banking individually managed accounts, common trust funds and other portfolios sponsored or advised by other firms. As with our affiliated funds, we earn management fees for these sub-advisory services based on the underlying asset value of the funds and accounts we sub-advise. As of December 31, 2017, we managed nearly $19 billion in assets in a sub-advisory capacity.
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
Threadneedle funds are sold primarily through financial intermediaries and institutions, including banks, life insurance companies, independent financial advisers, wealth managers and platforms offering a variety of investment products. Threadneedle also distributes directly to certain clients. Various Threadneedle affiliates serve as the distributors of these fund offerings and are authorized to engage in such activities in numerous countries across Europe, the Middle East, the Asia-Pacific region and Africa. Certain Threadneedle fund offerings, such as its UCITS products, may be distributed on a cross-border basis while others are distributed exclusively in local markets.
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
The RiverSource Life companies provide variable annuity products through our advisors, and our fixed annuity products are distributed through both affiliated and unaffiliated advisors and financial institutions. These products are designed to help individuals address their asset accumulation and income goals. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed deferred annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on owned assets supporting reserves for immediate annuities with a non-life contingent feature and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Revenues for our immediate annuities with a life contingent feature are earned as premium revenue. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
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
Contract purchasers can choose to add optional benefits to their contracts for an additional fee, including but not limited to, certain guaranteed minimum death benefits (individually, “GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”) and a guaranteed minimum accumulation benefit (“GMAB”). Approximately 99% of RiverSource Life's overall variable annuity assets include an optional GMDB and approximately 62% of RiverSource Life's overall variable annuity assets include an optional GMWB or GMAB. In general, these features can help protect contractholders and beneficiaries from a shortfall in death benefits, accumulation value or lifetime income due to a decline in the value of their underlying investment accounts.
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
Fixed Annuities
RiverSource fixed deferred annuity products provide a contractholder with contract value that increases by a fixed or indexed interest rate. We periodically reset rates at our discretion subject to certain contract terms establishing guaranteed minimum interest crediting rates. Our earnings from fixed deferred annuities are based upon the spread between rates earned on assets purchased with fixed deferred annuity deposits and the rates at which interest is credited to our RiverSource fixed deferred annuity contracts. New contracts issued provide guaranteed minimum interest rates in compliance with state laws. Immediate annuity products provide a contractholder a guaranteed fixed income payment for life or the term of the contract.
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
In 2017, we had total sales for fixed annuity products through third-party channels of $9 million. As of December 31, 2017, we had distribution agreements for RiverSource fixed annuity products in place with more than 110 third-party firms.
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
RiverSource Insurance Products
Through the RiverSource Life companies, we issue universal life insurance, indexed universal life insurance, variable universal life insurance, traditional life insurance and disability income insurance. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. Traditional life insurance refers to whole and term life insurance policies. Traditional life insurance typically pays a specified sum to a beneficiary upon death of the insured for a fixed premium. We also offer our clients various riders and alternatives, such as an accelerated benefit rider for chronic illness on our new permanent insurance products and a universal life insurance product with long term care benefits.
Our sales of RiverSource individual life insurance in 2017, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 82% universal life, 16% variable universal life and 2% traditional life. Our RiverSource Life companies issue only non-participating life insurance policies that do not pay dividends to policyholders from the insurer’s earnings.
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
Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Investment options may include VIT Funds discussed above, Portfolio Navigator and Portfolio Stabilizer funds of funds, an index-linked option, as well as variable portfolio funds offered through unaffiliated companies.
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
RiverSource indexed universal life insurance (“IUL”) provides lifetime insurance protection and asset growth through index-linked interest crediting. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest as well as a minimum guaranteed credited rate of interest.
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
Distribution and Marketing Channels
Our Property Casualty companies do not have field agents - we use a co-branded direct marketing strategy to sell our personal auto, home and umbrella insurance products through alliances with commercial institutions and affinity groups, and directly to our clients and the general public. We also receive referrals through our financial advisor network. Our Property Casualty companies’ multi-year contract with Costco Wholesale Corporation and Costco’s affiliated insurance agency expires on March 31, 2020. Costco members represented 93% of all new policy sales of our Property Casualty companies in 2017.
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
Our Segments - Corporate & Other
Our Corporate & Other segment consists of the long term care business and net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses.
Closed Block Long Term Care Insurance
Prior to December 31, 2002, the RiverSource Life companies underwrote stand-alone long term care (“LTC”) insurance. We discontinued offering LTC insurance as of December 31, 2002. A large majority of our closed block LTC is comprised of nursing home indemnity LTC or comprehensive reimbursement LTC. Generally, our insureds are eligible for LTC benefits when they are cognitively impaired or unable to perform certain activities of daily living.
Nursing home indemnity LTC policies provide a predefined daily benefit when the insured is confined to a nursing home, subject to various maximum benefit periods, regardless of actual expenses of the policyholder. The nursing home indemnity LTC policies were primarily sold from 1989 through 1998. As of December 31, 2017, the nursing home indemnity LTC block had approximately

$84 million in in-force annual premium and future policyholder benefits and claim reserves of approximately $1.5 billion, net of reinsurance.
Our comprehensive reimbursement LTC policies provide a predefined maximum daily benefit when the insured is confined to a nursing home covering a variety of LTC expenses including assisted living, home and community care, adult day care and similar placement programs, subject to various maximum total benefit payment pools, on a cost-reimbursement basis. The comprehensive reimbursement LTC policies were primarily sold from 1997 through 2002. As of December 31, 2017, the comprehensive reimbursement LTC block had approximately $118 million in in-force annual premium and future policyholder benefits and claim reserves of approximately $1.1 billion, net of reinsurance.
Our closed block LTC was sold on a guaranteed renewable basis which allows us to re-price in-force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage, and benefit increase option and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience. We have pursued nationwide premium rate increases for many years and expect to continue to pursue rate increases over the next several years. In general, since very little of our LTC business is subject to rate stability regulation, we have followed a policy of pursuing smaller, more frequent increases rather than single large increases in order to align policyholder and shareholder objectives. We also provide policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
For existing LTC policies, RiverSource Life has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. Under these agreements, we have the right, but never the obligation, to recapture some, or all, of the risk ceded to Genworth.
For all policies, we hold active life reserves. These reserves reflect future benefits and expenses we expect to pay, net of the future premiums we expect to collect. In addition, a claim reserve is established when a claim is incurred. The claim reserve reflects our best estimate of the present value of the liability for future claim payments and claim adjustment expenses. A claim reserve is based on actual known facts regarding the claim, coverage considerations, and uses assumptions derived from our actual historical claim experience.
We undertake an extensive review of active life future policy benefit reserve adequacy annually during the third quarter of each year, or more frequently if appropriate, using current best estimate assumptions as of the date of the review. Our annual review process includes an analysis of our key reserve assumptions, including, at this time, those for morbidity, terminations (mortality and lapses), premium rate increases, and investment yields. Because we have a rigorous annual review of all key reserve assumptions, we believe we are materially less exposed to large one-time reserve adjustments.

•
Morbidity - A comprehensive morbidity experience study is performed annually using all company historical claim information, including paid claims and claim reserves. The experience study is split between age, duration, policy form series, nursing home, home care and lifetime and non-lifetime benefit periods. The results of these experience studies are used to adjust the morbidity assumption used in determining reserve adequacy. Recent experience studies support the observation that the morbidity for nursing home indemnity LTC policies, with an average policyholder attained age of 80, has stabilized as the data has become more statistically credible at older ages. The more recently issued comprehensive reimbursement LTC block, with an average policyholder attained age of 74, has somewhat less credible experience (that is, fewer claims). In 2017, we adjusted our claims expectations for the comprehensive reimbursement LTC block upward based on trending emerging experience.

•
Terminations - Termination, or mortality and lapse, experience studies are performed annually using all company historical death and lapse information and are evaluated considering issue age, duration, and lifetime and non-lifetime benefit periods. The termination assumptions have been stable for the last several years.

•
Premium Rate Increases - Future premium rate increases are considered in determining our reserve adequacy. For premium rate increases that we have initiated nationwide but have not yet been fully approved in all states, we review each policy form on a state-by-state basis to estimate the timing and amount we expect to be approved based on the historical experience of each state. Additionally, our analysis reflects management’s current best estimate assumption of one to two additional rate increases being pursued over the next four years with an estimate of varying success rates based on historical state approvals, regulatory restrictions and future anticipated state reaction. We are closely monitoring the industry and regulators to keep informed of possible changes to premium rate increase regulations. Given the current regulatory environment, management’s best estimate assumptions of future rate increase approvals are not overly aggressive and we believe are reasonable to support our benefit obligations.

•
Investment Yields - Current and projected investment yields are also evaluated and updated annually. Projected investment yields reflect management’s best estimate of future interest rates (consistent with all other GAAP projections) as well as our investment strategy.

As a result of our 2017 review of our reserve assumptions, our active life reserve was increased in the third quarter 2017 by $57 million, an increase of less than 3% when compared to our LTC reserves, net of reinsurance. These new assumptions will remain locked in as the basis for our reserve calculations as long as our annual review process indicates that the reserves are adequate.

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
Our Asset Management segment competes on a global basis to acquire and retain managed and administered assets against a substantial number of firms, including those in the categories listed above. Such competitors may have achieved greater economies of scale, offer a broader array of products and services, offer products with a stronger performance record and have greater distribution capabilities. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, service quality, brand recognition and reputation and the ability to attract and retain investment personnel. Furthermore, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles) and downward pressure on fees presents various challenges to our business and may favor different competitors that focus more on “passive” investing styles. The ability to create and maintain and deepen relationships with distributors and clients also plays a significant role in our ability to acquire and retain managed and administered assets. The impact of these factors on our business may vary from country to country and certain competitors may have certain competitive advantage in certain jurisdictions. As an example, the timing and implementation of the British exit from the EU (commonly known as “Brexit”) and other regulatory or political impacts may ultimately favor certain types of asset managers in the EU.
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
We have developed and maintain a comprehensive business continuity plan that utilizes an all-hazards approach to cover different potential business disruptions to centrally controlled systems, platforms and facilities of varying severity and scope. This plan addresses, among other things, the loss of an entire geographic area, corporate buildings, staff, data systems and/or telecommunications capabilities regardless of their cause (e.g., flood, fire or terrorism). We review and test our business continuity plan periodically and update it as necessary. We require our key technology vendors and service providers that provide corporate-wide services and solutions to do the same and we require our franchise advisors to create plans to cover such events for their locally controlled systems, data, staff and facilities.
Geographic Presence
For years ended December 31, 2017, 2016 and 2015, approximately 91%, 91% and 89%, respectively, of our long-lived assets were located in the United States and approximately 94%, 94% and 91%, respectively, of our net revenues were generated in the United States. The majority of our foreign operations are conducted through Columbia Threadneedle, as described in this Annual Report on Form 10-K under “Business - Our Segments - Asset Management.”
Employees
At December 31, 2017, we had over 13,000 employees, including approximately 2,200 employee advisors (which does not include our franchisee advisors, who are not employees of our company, but includes advisors employed in the AAC and in our bank channel). We are not subject to collective bargaining agreements, and we believe that our employee relations are strong.
Intellectual Property
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. In the United States and other jurisdictions, we have established and registered, or filed applications to register certain trademarks and service marks that we consider important to the marketing of our products and services, including but not limited to Ameriprise Financial, Columbia Management, Threadneedle, RiverSource and Columbia Threadneedle Investments. We have in the past and will in the future take action to establish and protect our intellectual property.
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
The discussion and overview set forth below provides a general framework of the primary laws and regulations impacting our businesses. Certain of our subsidiaries may be subject to one or more elements of this regulatory framework depending on the nature of their business, the products and services they provide and the geographic locations in which they operate. To the extent the discussion includes references to statutory and regulatory provisions, it is qualified in its entirety by reference to these statutory and regulatory provisions and is current only as of the date of this report.

Our Regulators

Broker-dealers registered under the Exchange Act

- American Enterprise Investment Services, Inc. (clearing B-D)
- Ameriprise Financial Services, Inc. (introducing B-D)
- Investment Professionals, Inc. (introducing B-D)
- Columbia Management Investment Distributors, Inc. (limited purpose B-D)
- RiverSource Distributors, Inc. (limited purpose B-D)

Investment Advisers regulated by the SEC

- Ameriprise Financial Services, Inc.
- Investment Professionals, Inc.
- Columbia Management Investment Advisers, LLC
- Columbia Wanger Asset Management, LLC
- Threadneedle International Ltd (FCA is primary regulator)
- Lionstone Partners, LLC

Trust-related entities

Entity	Regulator
Ameriprise Trust Company	Minnesota Dept of Commerce
Ameriprise National Trust Bank	Office of the Comptroller of the Currency

Investment Companies registered under the Investment Company Act

- Ameriprise Certificate Company
- In addition, we advise numerous '40 Act funds

Commodities, Futures and Options Regulators

Entity	Regulator
American Enterprise Investment Services, Inc.	Commodity Futures Trading Commission (CFTC):
Ameriprise Financial Services, Inc.	Options Clearing Corporation
	CFTC;
Columbia Management Investment Advisers, LLC	National Futures Association (NFA)
	CFTC; NFA
Threadneedle International Ltd	CFTC; NFA

Primary State Regulators for Insurance Companies/Agencies

Entity	Regulator
RiverSource Life Insurance Company	Minnesota Department of Commerce is domiciliary regulator
RiverSource Life Insurance Co. of New York	New York State Department of Financial Services is domiciliary regulator
Ameriprise Captive Insurance Company	State of Vermont Department of Banking, Insurance, Securities and Health Care Administration is domiciliary regulator
IDS Property Casualty Insurance Company: Ameriprise Auto & Home Insurance Agency, Inc.; and Ameriprise Insurance Company	Wisconsin Office of the Commissioner of Insurance is domiciliary regulator

Primary International Regulators

Entity	Regulator	Jurisdiction
Threadneedle International Ltd	Financial Conduct Authority (FCA)	United Kingdom
Threadneedle Pensions Ltd	FCA; Prudential Regulatory Authority	United Kingdom
Threadneedle Investments Singapore (Pte.) Ltd.	Monetary Authority of Singapore	Singapore
Threadneedle Asset Management Malaysia Sdn Bhd.	Securities Commission Malaysia	Malaysia
Threadneedle Management Luxembourg S.A.	Commission de Surveillance du Secteur Financier	Luxembourg
Threadneedle Portfolio Services Hong Kong Limited	Securities and Futures Commission	Hong Kong
Threadneedle Investments Taiwan Ltd.	Financial Supervisory Commission	Taiwan
Columbia Threadneedle Investments (ME) Limited	Dubai Financial Services Authority	Dubai

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
Our financial advisors serve clients who hold assets in IRAs and employer-sponsored retirement plan accounts. The Department of Labor published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary and these regulations focus in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Tax qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. The first phase of the regulations went into effect on June 9, 2017 and requires financial advisors to make recommendations related to assets held in IRAs and employer sponsored retirement plans in accordance with the following impartial conduct standards: recommendations must be in the best interest of the client, compensation paid for the recommendations must be reasonable and the financial advisor must not make any misleading statements. We adopted policies and procedures designed to comply with the impartial conduct standards and communicated those policies and procedures to our advisors and staff. The second phase of the regulation pertaining to a new “best interest contract exemption” would put into place a number of additional requirements including entering into a best interest contract with clients, enhanced disclosure of fees and conflicts of interest, limits on differential commissions within a product category, the adoption of policies and procedures to ensure the best interest standard is met, and findings related to platforms that are limited to products that pay third-party payments and/or include proprietary products. The second phase of the regulation is currently scheduled to become effective on July 1, 2019. However, these regulations are currently under review by the Department of Labor to determine if further revisions to the regulations are advisable. As a result, it is unclear whether the Department of Labor will substantially rescind or revise the regulations as adopted in 2016.
In addition, the Securities and Exchange Commission is also working on developing its own fiduciary standard that would apply to recommendations made by financial advisors who work on a commission basis and would apply regardless of the type of account (IRA or non-qualified) an investor holds. Furthermore, several states have either issued their own fiduciary rules or are considering doing so and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. We are also seeing self-regulatory bodies like the Certified Financial Planner Board working on a fiduciary standard that would apply to financial advisors who hold a Certified Financial Planner designation. Currently, Ameriprise has approximately 4,100 financial advisors that hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, we continue to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any rules and regulations and timing of their applicability, the scope of any implementation could impact the way we compensate our advisors, particularly with respect to the sale of commission-based products, the access that representatives of affiliated and unaffiliated product manufacturers could have to our advisors and clients, and the manner and degree to which we and our advisors could have selling and marketing costs reimbursed by product manufacturers. We have incurred infrastructure costs in anticipation of compliance with these new regulations, and ongoing costs will be driven by how these regulations may evolve over the course of time. Other agencies, exchanges and self-regulatory organizations of which certain of our broker-dealer subsidiaries are members, and subject to applicable rules and regulations of, include the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). Effective in August 2014, AFSI changed its registration from a Futures Commission Merchant to a Commodity Trading Advisor with the CFTC. In addition, certain subsidiaries may also be registered as insurance agencies and subject to the regulations described in the following sections.
Asset Management Regulation
U.S. Regulation
In the U.S., certain of our asset management subsidiaries are registered as investment advisers under the Advisers Act and subject to regulation by the SEC. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, disclosure obligations and record-keeping, and operational and marketing restrictions. Our registered investment advisers may also be subject to certain obligations of the Investment Company Act based on their status as investment advisers to investment companies that we, or third parties, sponsor. In October 2016, the SEC issued a final rule requiring the implementation of fund board approved liquidity risk management programs for mutual funds (other than money market funds) and ETFs. Full compliance with this rule is required by December 1, 2018. As noted earlier, we continue to see enhanced legislative and regulatory interest regarding financial services in the U.S. through rules (and those yet to be implemented), regulatory priorities or general discussion around risk retention requirements, expanded reporting requirements and transfer agent regulation. This trend is also true globally. As one example, the Financial Stability Board (“FSB”), an international body that can make its own recommendations but not enact regulations, provided 14 policy recommendations to address what they see as the following structural vulnerabilities from asset management activities that could potentially present financial stability risks: (i) liquidity mismatch between fund investments and redemption terms and conditions for open-ended fund units; (ii) leverage within investment funds; (iii) operational risk and challenges at asset managers in stressed conditions; and (iv) securities lending activities of asset managers and funds. We believe many of the recommendations with respect to individual funds and firms outlined by the FSB are addressed by our existing robust risk management practices for our global asset management business, including with respect to liquidity risk management. However, any future regulations could potentially require new or different approaches which increase our regulatory burdens and costs.
Aspects of the regulation that would apply to our Advice & Wealth Management segment would also apply to our Asset Management segment. For example, Columbia Management Investment Distributors, Inc. is registered with the CFTC and NFA as well as registered as a broker-dealer for the limited purpose of acting as the principal underwriter and distributor for Columbia Management funds. Additionally, ERISA and the Department of Labor’s fiduciary regulations (as well as other fiduciary rules or standards) would be relevant to our global asset management business and we continue to review and analyze the potential impact of these regulations on our clients, prospective clients and distribution channels, as well as the potential impact on our business across each of our business lines.

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
Non-U.S. Regulation
UK Regulation
Outside of the U.S., Columbia Threadneedle Investments is primarily authorized to conduct its financial services business in the UK under the Financial Services and Markets Act 2000. Threadneedle is currently regulated by the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”). FCA and PRA rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance. As with the U.S. environment, we continue to see enhanced legislative and regulatory interest regarding financial services outside the U.S. through rules (and those yet to be implemented). Key UK regulatory developments or trends include the following:

•
The UK financial service sector continues to face uncertainty over the final relationship with the EU as a result of Brexit. In the event of no arrangements as part of final negotiations, the UK would become a third country from the EU’s perspective (largely in the same way that the US is currently) which places restrictions on cross-border marketing of financial products. We continue to monitor developments in place and have an ongoing project to ensure we can continue to service our EU clients.

•
The FCA has published the final Asset Management market study and Columbia Threadneedle Investments provided a response. The focus is on enhancing competition for regulated funds and delivering value for the end investor. The FCA will consult throughout 2018 on proposed further measures. We welcome the review and firmly believe it is in everyone’s interest for our industry to continue providing value to our customers within a framework of transparency, good governance and healthy competition.

•
In 2018 the FCA’s asset management focus will include: (i) implementation of Markets in Financial Instruments recast Directive and new regulation (“MiFID II”), (ii) cyber resilience, (iii) firm’s culture and governance, (iv) firm’s financial crime and AML systems and controls; and (v) innovation, big data, technology and competition. We also expect the FCA to review investments firms approaches to fund liquidity in 2018.

•
We expect the FCA to extend the new accountability regime to almost all regulated firms in 2019; this is an evolution of current requirements, with changes including: (i) a requirement that senior managers take all reasonable steps to prevent a breach in their area of responsibility, (ii) nearly all employees being subject to enforceable conduct rules; and, (iii) new FCA powers to take enforcement action directly against nearly all employees of a regulated firm. Once implemented this will be an evolution of the FCA’s approach to conduct risk regulation.

Pan-European and Other Non-U.S. Regulation
In addition to the above, certain of our asset management subsidiaries, such as Columbia Threadneedle Investment’s UK and other European subsidiaries, are required to comply with pan-European directives issued by the European Commission, as adopted by EU member states. Certain of these directives also impact our global asset management business. For example, Columbia Threadneedle Investments and certain of our other asset management subsidiaries are required to comply with MiFID II, Alternative Investment Fund Managers Directive (“AIFMD”), European Market Infrastructure Regulation (“EMIR”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”). These regulations impact the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. EMIR provides a framework for the regulation of over the counter and exchange-traded derivative markets, and is being implemented in a number of phases that began in August 2012 and is nearing completion. UCITS V amended the UCITS IV Directive and introduced changes relating to the depositary function, manager remuneration and sanctions for those funds that are publicly offered as UCITS products. UCITS V was implemented in March 2016. Similar to the developments in the U.S., we continue to see enhanced legislative and regulatory interest regarding financial services through international markets, including in the European Union (“EU”) where we have a substantial asset management business. These non-U.S. rules (and those yet to be implemented), proposed rules, regulatory priorities or general discussions may impact us directly or indirectly, including as a regulated entity or as a service provider to, or a business receiving services from or engaging in transactions with, regulated entities. For example, within the EU and the UK we have been, or will be, addressing regulatory reforms including:

•	Brexit,

•	MiFID II,

•	FCA’s Asset Management Market Study,

•	Solvency II,

•	Packaged Retail and Insurance-based Investment Products (“PRIIPs”),

•	General Data Protection Regulation (“GDPR”),

•	Market Abuse Regulation (“MAR”),

•	Transparency Directive II (“TD II”),

•	UCITS V,

•	European Market Infrastructure Regulation II,

•	Fourth Money Laundering Directive (“MLDIV),

•	EU Benchmarks Regulation,

•	Money Market Fund Regulation (“MMFR”),

•	Insurance Distribution Directive (“IDD”),

•	Shareholder Rights Directive (“SRD”),

•	Investment Firms Review,

•	Securitisation Regulation,

•	Criminal Finance Act, and

•	The Review of the European Supervisory Authorities and new powers over delegation.
MiFID II came into effect on January 3, 2018. MiFID II is the most significant regulatory change EU investment firms have faced since the EU financial service action plan in 2006 which sought to establish the EU single market for financial services. MiFID II strengthens the requirement for investment firms to act in the client’s best interest, in many areas including conflicts of interest (specifically, inducements and a prohibition on free research), strengthening of best execution requirements and increased costs and charges disclosure, in relation to all services provided to clients. Firms are also subject to an increase in scope of transactions which must be reported to both the regulator and the market. In response to MiFID II, Columbia Threadneedle Investments has implemented wide ranging changes to systems, policies and operating procedures across its business including (i) increased transparency and reporting to our clients over costs impacting their investments; (ii) publishing detailed information on a near real-time basis for some trades, and reporting all transactions to the regulator the next business day; (iii) strengthening rules on requirements and reporting of best execution of our trades; and (iv) moving from clients paying for investment research as part of a bundled transaction fee to Columbia Threadneedle Investments paying for the research.
GDPR replaces the 1995 Directive on which the Data Protection Act of 1998 is based and which was inconsistently applied in the EU and did not fully contemplate developments in technology. GDPR seeks to harmonize data protection legislation and introduce changes in areas such as (i) governance and oversight; (ii) processing of personal data; (iii) enhancements around consent and data subject rights; and (iv) international data transfers. GDPR is a step change in the way personal data is regulated in Europe as well as outside of Europe to the extent that goods or services are being provided to EU citizens and their personal information is collected and processed in the course of that interaction. Coming into effect in May 2018, our GDPR governance program is well underway in light of this effective date, while simultaneously considering other upcoming regulatory change (including Brexit) and the data privacy impact that this will have on our current business model post-Brexit.
In March 2017 the UK invoked article 50 of the Treaty of Lisbon in serving its relevant notice to leave the European Union on March 30, 2019. Having voted to leave the EU, the UK and others will need to negotiate the terms of multiple new relationships and this will take some time. The full impact of Brexit remains uncertain as there is a significant degree of uncertainty about how negotiations relating to the UK’s withdrawal and new trade agreements will be conducted, as well as the potential consequences and precise timeframe for Brexit. We already have an established fund range domiciled in Luxembourg (both UCITS and AIF) along with a UCITS Management Company. We are therefore well placed to continue to serve investors in Europe. We are assessing whether it would be advisable to expand the scope of our Luxembourg-based management company to enable us to establish an asset management presence in the EU post-Brexit. We will seek to replicate appropriate funds from our UK-based OEIC range within our Luxembourg SICAV platform. We have a well-resourced and experienced product development team with the capacity to ensure the needs of our clients are met in an efficient and transparent manner.
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
Aspects of the regulation applicable to our Advice & Wealth Management segment would also apply to our Annuities and Protection segments. For example, RiverSource Distributors is registered with the CFTC and NFA as well as registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through AFSI and third-party channels. Additionally, ERISA and the U.S. Department of Labor’s fiduciary regulations (as well as other fiduciary rules or standards) are relevant to our insurance business and we continue to review and analyze the potential impact of these regulations on our clients, prospective clients and distribution channels, as well as the potential impact on our business across each of our business lines.
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
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), created the Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and providing periodic reports to the President and Congress.
Until late 2017, RiverSource Life owned a block of residential mortgage loans. As such, it was required to comply with applicable federal and state lending and foreclosure laws and was subject to the jurisdiction of the federal Consumer Finance Protection Bureau and certain state regulators relative to these mortgage loans. These regulatory obligations are largely terminated, with only trailing and immaterial requirements remaining.

Each of our insurance subsidiaries is subject to risk-based capital (“RBC”) requirements designed to assess the adequacy of an insurance company’s total adjusted capital in relation to its investment, insurance and other risks. The National Association of Insurance Commissioners (“NAIC”) has established RBC standards that all state insurance departments have adopted. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. Our RiverSource Life companies and Property Casualty companies are subject to various levels of regulatory intervention should their total adjusted statutory capital fall below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life, RiverSource Life of NY, IDS Property Casualty and Ameriprise Insurance Company maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2017:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$562	$2,451	437%
RiverSource Life of NY	36	269	739
IDS Property Casualty	134	781	583
Ameriprise Insurance Company	1	48	8,553
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
Parent Company Regulation
Ameriprise Financial is a publicly traded company that is subject to SEC and New York Stock Exchange (“NYSE”) rules and regulations regarding public disclosure, financial reporting, internal controls and corporate governance. The adoption of the Sarbanes-Oxley Act of 2002 as well as the implementation of the Dodd-Frank Act have significantly enhanced these rules and regulations. In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017 (the “CHOICE Act”) that would make sweeping changes to the financial regulatory system by amending, repealing and replacing certain portions of Dodd-Frank. The prospects of this in the Senate are unclear and the CHOICE Act is not yet law and may not become law. However, the CHOICE Act is reflective of aspects of the current U.S. regulatory environment and the Trump Administration has indicated it intends to advance of a variety of financial regulatory relief measures through Executive Branch action and to effect a potentially significant shift in the supervisory approach of agencies. This has wide-ranging implications for our business lines as well as parent company regulation.
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

Privacy, Environmental Laws and USA Patriot Act
Many aspects of our business are subject to comprehensive legal requirements by a multitude of different functional regulators concerning the use and protection of personal information, including client and employee information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, an ever increasing number of state laws, EU data protection legislation as domestically implemented in the respective EU member states, and data protection rules in the other regions outside the U.S. and the EU in which we operate (including GDPR). We have also implemented policies and procedures in response to such requirements. We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve our business objectives and to best serve our clients.
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
During periods of falling interest rates or stagnancy of low interest rates, our spread may be reduced or could become negative, primarily because some of our products have guaranteed minimum crediting rates. Due to the long-term nature of the liabilities associated with certain of our businesses, such as long term care and universal life with secondary guarantees as well as fixed annuities and guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject us to reinvestment risks and increased hedging costs. In addition, reduced or negative spreads may require us to accelerate amortization of DAC, which would increase our expenses and reduce our net earnings.
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
Our businesses operate in intensely competitive industry segments. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product offerings and features, price, perceived financial strength, claims-paying ability and credit ratings. Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions. Certain of our competitors offer web-based financial services and discount brokerage services to individual clients. Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying ability or credit ratings than we do. Some of our competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it difficult for us to introduce new products and services. Some of our competitors’ proprietary products or technology could be similar to our own, and this could result in disputes that could impact our financial condition or results of operations. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms, or distribution firms (including our own) are seeking to limit the breadth of product offerings in order to simplify their regulatory and risk management. This convergence could result in our competitors gaining greater resources, and we may experience downward pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. Furthermore, the uncertain and new regulatory environment in the U.S. and around the world will cause various structural changes to the industry and other competitors may be better positioned to reap the benefits of that structural change and movement of assets around the industry depending on final regulations and trends among distributors and clients.
The offerings available to our advisor network include not only products issued by our RiverSource Life and Columbia Threadneedle Investments companies, but also products issued by unaffiliated insurance companies and asset managers. As a result of this and further openings of our advisor network to the products of other companies, we could experience lower sales of our companies’ products, higher surrenders or redemptions, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations. In addition, some of our products, such as certain products of our Property Casualty companies, are made available through alliances with unaffiliated third parties. We could experience lower sales or incur higher distribution costs or other developments which could have an adverse effect on our results of operations if alliance relationships are discontinued or if the terms of our alliances change.
We face intense competition in attracting and retaining key talent.
Our continued success depends to a substantial degree on our ability to attract and retain qualified people. We are dependent on our network of advisors to drive growth and results in our wealth management business and also for a significant portion of the sales of our mutual funds, annuities, face-amount certificates and insurance products. In addition, the investment performance of our asset management products and services and the retention of our products and services by our clients are dependent upon the strategies and decisioning of our portfolio managers and analysts. The market for these financial advisors and portfolio managers is extremely competitive, as are the markets for qualified and skilled executives and marketing, finance, legal, compliance and other professionals. From time to time there are regulatory-driven or other trends and developments within the industry, such as the current uncertainty around the Protocol for Broker Recruiting, that could potentially impact the current competitive dynamics between us and our competitors. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.
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
We have made acquisitions and divestitures in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment (including our risk management policies and procedures), difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations (such as our recent acquisitions of Lionstone Investments and IPI) may take a significant amount of time. Risks in divestiture transactions include difficulties in the separation of the disposed business, retention or obligation to indemnify certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us and unexpected difficulties in losing employees of the disposed business. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions, divestitures and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions or divestitures and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.
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
Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2017, 4.4% of our fixed maturity securities had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit holdings could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.
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
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 14.8% of the carrying value of our investment portfolio as of December 31, 2017. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.
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
We have historically set, and continue to set, prices for RiverSource life disability insurance (and historically long term care insurance) as well as some annuity products based upon expected claim payment patterns, derived from assumptions we make about our policyholders and contractholders, including morbidity and mortality rates. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under disability income insurance policies, chronic care riders and immediate annuity contracts than we had projected. The same holds true for long term care policies we previously underwrote to the extent of the risks that we retained. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.
The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our long term care insurance products notwithstanding our ability to implement future price increases with regulatory approvals. As with life insurance, long term care insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years. However, as a relatively new product in the market, long term care insurance does not have the extensive claims experience history of life insurance and, as a result, our ability to forecast future claim rates for long term care insurance is more limited than for life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring long term care policies at the time the policies were underwritten and by limiting our present stand-alone long term care insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and we have also implemented rate increases on certain in-force policies. Certain estimates and assumptions used in setting our long term care reserves (which is an inherently uncertain and complex process) are described in Item 1 of this Annual Report on Form 10-K - “Business - Our Segments - Corporate & Other - Closed Block Long Term Care Insurance.” We may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that we may seek.
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
Our business is reliant upon internal, third-party personnel, technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, advisors, vendors and other third parties. Maintaining the security and integrity of this information and these systems and networks is critical to the success of our business operations, including our reputation, the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information. To date, we have not experienced any material breaches of or interference with our centrally controlled systems and networks, however, we routinely face and address such threats. For example, in past years we and other financial institutions experienced distributed denial of service attacks intended to disrupt the centrally controlled systems that provide clients with access to online systems and information. While we have been able to detect and respond to these incidents to date without loss of client assets or information, we enhanced our corporate security capabilities and will continue to assess our ability to monitor for, detect, prevent, mitigate, respond to and recover from such threats. In addition to the foregoing, our (and our advisors’) experiences with cybersecurity and technology threats have included phishing scams, account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. Any successful breaches or interference (as well as attempted breaches or interference) by third parties or by insiders that may occur in the future could have a material adverse impact on our business, reputation, financial condition or results of operations.
On a corporate basis, we are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain corporate policies and procedures designed to protect sensitive client, employee, contractor and vendor information. We have implemented policies that require our franchisee advisors who control locally their own technology operations to do the same. We have implemented and maintain security measures designed to protect against breaches of corporate security and other interference with our corporate systems and networks resulting from attacks by third parties, including hackers, and from employee, advisor or service provider error or malfeasance. We also contractually require third-party vendors who, in the provision of services to us, are provided with access to our systems and information pertaining to our business or our clients, to meet certain information security standards. We recommend through policies that franchise advisors do the same with their third-party vendors. Changes in our client base, the mix of assets under management or administration and business model or technology platform changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality, may also require corresponding changes in our systems, networks and data security measures. While accessing our products and services, our customers may use computers and other devices that sit outside of our security control. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain or that we allow franchise advisors to maintain and control locally.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure you that our systems and networks will not be subject to successful attacks, breaches or interference. Nor can we always assure you that franchise advisors will do what we recommend in this regard. Any such event may result in operational disruptions (including for example, various delays or mistakes in materials provided to our clients and shareholders in the Columbia Threadneedle Investments funds, as well as impacts to pricing, calculation and trading operations for the Columbia Threadneedle Investments funds and various operations for our other businesses), as well as unauthorized access to or the disclosure or loss of, our proprietary information or our clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or advisors or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all cybersecurity-related losses. Furthermore, we may be subject to indemnification costs and liability to third parties if we breach any confidentiality obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents could exacerbate the harm to our business, reputation, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, our regulators may seek to hold our company responsible for the acts or omissions of our franchise advisors even where they procure and control much of the technology infrastructure they use to operate their businesses locally. We could also suffer harm to our business and reputation if attempted security breaches are publicized regardless of whether or not harm was actually done to any client or client information. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems or third-party systems we or our franchise advisors use, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
Protection from system interruptions and operating errors is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, or other failure in operational execution, it could harm our business.
Operating errors and system or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, or to operate compliance or risk management functions, causing harm to our business and reputation and resulting in loss of our advisors, clients or revenue. Interruptions could be caused by operational failures arising from service provider, employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, as well as from our maintenance of existing technology. Our financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software, equipment or systems and other events beyond our control. Although we have developed and maintain a comprehensive business continuity plan that covers potential disruptions to centrally controlled systems and platforms and require our key technology vendors and service providers to do the same, there are inherent limitations in such plans and they might not, despite testing and monitoring, operate as designed in the event of an actual event or crisis. Further, we cannot control the execution of any business continuity plans implemented by our service providers or our franchise advisors.
We rely on third-party service providers and vendors for certain communications, technology and business functions and other services, and we face the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. For example, most of our applications run on a technology infrastructure managed on an outsourced basis by IBM since 2002. Under this arrangement, IBM is responsible for all mainframe, mid-range, computing network and storage operations, which includes a portion of our web hosting operations, and we are subject to the risks of any operational failure, termination or other restraints in this arrangement. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, long/short trading strategies or multiple portfolios or funds, and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.
Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.
We have devoted significant resources to develop our risk management policies and procedures and will continue to do so. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and the associated exposures are based upon our use of observed historical market behavior or statistics based on historical models. During periods of market volatility, or due to unforeseen events, the historically-derived correlations upon which these methods are based may not be valid. As a result, these methods may not predict future exposures accurately, which could be significantly greater than what our models indicate. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.
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
As an example, with Brexit there is a significant degree of uncertainty about how negotiations relating to the UK’s withdrawal and new trade agreements will be conducted, as well as the potential consequences and precise timeframe for Brexit. While the UK invoked article 50 of the Treaty of Lisbon in serving its relevant notice to leave the European Union on March 30, 2019, the full impact remains uncertain. During this period and beyond, the impact of any partial or complete dissolution of the EU on the UK and European economies and the broader global economy could be significant, resulting in negative impacts on currency and financial markets generally, such as increased volatility and illiquidity, and potentially lower economic growth in markets in the UK, Europe and globally, which may adversely affect the value of the Columbia Threadneedle Investments fund’s portfolio investments. The UK has one of the largest economies in Europe, and member countries of the EU are substantial trading partners of the UK. The City of London’s economy is dominated by financial services, some of which may have to move outside of the UK postreferendum (e.g., currency trading, international settlement). Under the referendum, banks may be forced to move staff and comply with two separate sets of rules or lose business to banks in Europe. Furthermore, the referendum creates the potential for decreased trade, the possibility of capital outflows, devaluation of the pound sterling, the cost of higher corporate bond spreads due to uncertainty, and the risk that all the above could damage business and consumer spending as well as foreign direct investment. As a result of the referendum, the British economy and its currency may be negatively impacted by changes to its economic and political relations with the EU. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. The impact of Brexit in the near- and long-term is still unknown and could have additional adverse effects on economies, financial markets, currencies and asset valuations around the world.

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

Certain examples of legislative and regulatory changes that may impact our businesses are described below. Some of the changes could present operational challenges and increase costs. Ultimately these complexities and increased costs could have an impact on our ability to offer cost-effective and innovative insurance products to our clients.
The Department of Labor published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary and these regulations focus in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Tax qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. The first phase of the regulations went into effect on June 9, 2017 and requires financial advisors to make recommendations related to assets held in IRAs and employer sponsored retirement plans in accordance with the following impartial conduct standards: recommendations must be in the best interest of the client, compensation paid for the recommendations must be reasonable and the financial advisor must not make any misleading statements. We adopted policies and procedures designed to comply with the impartial conduct standards and communicated those policies and procedures to our advisors and staff. The second phase of the regulation pertaining to a new “best interest contract exemption” would put into place a number of additional requirements including entering into a best interest contract with clients, enhanced disclosure of fees and conflicts of interest, limits on differential commissions within a product category, the adoption of policies and procedures to ensure the best interest standard is met, and findings related to platforms that are limited to products that pay third-party payments and/or include proprietary products. The second phase of the regulation is currently scheduled to become effective on July 1, 2019. However, these regulations are currently under review by the Department of Labor to determine if further revisions to the regulations are advisable. As a result, it is unclear whether the Department of Labor will substantially rescind or revise the regulations as adopted in 2016.
In addition, the Securities and Exchange Commission is also working on developing its own fiduciary standard that would apply to recommendations made by financial advisors who work on a commission basis and would apply regardless of the type of account (IRA or non-qualified) an investor holds. Furthermore, several states have either issued their own fiduciary rules or are considering doing so and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. We are also seeing self-regulatory bodies like the Certified Financial Planner Board working on a fiduciary standard that would apply to financial advisors who hold a Certified Financial Planner designation. Currently, Ameriprise has approximately 4,100 financial advisors that hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, we continue to exert significant efforts to evaluate and prepare to comply with each rule.
Depending on the span and substance of any fiduciary rules and regulations and timing of their applicability, the scope of any implementation could impact the way we compensate our advisors, particularly with respect to the sale of commission-based products, the access that representatives of affiliated and unaffiliated product manufacturers could have to our advisors and clients, and the manner and degree to which we and our advisors could have selling and marketing costs reimbursed by product manufacturers. We have incurred infrastructure costs in anticipation of compliance with these new regulations, and ongoing costs will be driven by how these regulations may evolve over the course of time. Depending on the final regulations, we could be subject to both increased litigation risk and the possibility of overlapping or competing requirements from other regulators. Our solutions may be different than some or all of our competitors which may lead us to having a competitive advantage or disadvantage as compared to our peers. How our advisors, prospective advisor recruits, distribution partners, competitors and the broader financial industry adapt to any final regulation, or how clients, prospective clients and regulators react to industry and business changes driven thereof, will evolve over the course of time.
MiFID II came into effect on January 3, 2018 and is the most significant regulatory change EU investment firms have faced since the EU financial service action plan in 2006 which sought to establish the EU single market for financial services. MiFID II strengthens the requirement for investment firms to act in the client’s best interest, in many areas including conflicts of interest (specifically, inducements and a prohibition on free research), strengthening of best execution requirements and increased costs and charges disclosure, in relation to all services provided to clients. In response to MiFID II, Columbia Threadneedle Investments has implemented wide ranging changes to systems, policies and operating procedures across its business. Implementation of our internal measures will have direct and indirect impacts on us and certain of our affiliates, including significant changes to client servicing models, distribution models, the fees we are able to charge to clients and the way that our affiliates execute investment decisions for client portfolios. MiFID II and similar regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. The interpretation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms opting to pay for third-party investment research for client accounts covered by MiFID II. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM and overall business and financial condition.
Effective May 2018, the EU’s GDPR will strengthen and unify data protection rules for individuals within the EU. GDPR also addresses export of personal data outside the EU. Compliance with the stringent rules under GDPR will require an extensive review of all of our global data processing systems. A failure to comply with GDPR could result in fines up to 20 million Euros or 4% of annual global revenues, whichever is higher.

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
Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices and their use of affiliated captive insurers. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual has been adopted by the required number of states and the percentage of U.S. insurance premium threshold has been reached, therefore, the valuation manual was effective for companies domiciled in adopted states on January 1, 2017. Minnesota adopted the valuation manual in 2016 and New York announced it will adopt the valuation manual in January 2018 (although New York has not adopted the valuation manual as of this date). The RiverSource Life companies have developed an implementation plan and expect to have the capability to complete principles-based reserve valuation in December 2018 for a selected product and continue implementation for all life insurance products throughout the three-year transition period ending in 2020. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements on our insurance businesses. Further, we cannot predict the effect that proposed federal legislation may have on our businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury or by any of the Domiciliary Regulators or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see the information provided under the heading “Regulation - Insurance Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K.
Changes in the supervision and regulation of the financial industry, both domestically and internationally, could materially impact our results of operations, financial condition and liquidity.
The Dodd-Frank Act, enacted into law in 2010 called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. In June 2017, the U.S. House of Representatives passed the CHOICE Act that would make sweeping changes to the financial regulatory system by amending, repealing and replacing certain portions of the Dodd-Frank Act. The prospects of this in the Senate are unclear and the CHOICE Act is not yet law and may not become law. However, the CHOICE Act is reflective of aspects of the current U.S. regulatory environment and the Trump Administration has indicated it intends to advance a variety of financial regulatory relief measures through Executive Branch action and to effect a potentially significant shift in the supervisory approach of agencies. This has wide-ranging implications for our business lines as well as parent company regulation.
Accordingly, while certain elements of these reforms have yet to be finalized and implemented (and implemented aspects of Dodd-Frank could be changed under the Trump administration though the CHOICE Act or otherwise), the Dodd-Frank Act has impacted and is expected to further impact the manner in which we market our products and services, manage our company and its operations and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that may impact our business include but are not limited to the establishment of a fiduciary standard for broker-dealers, the resolution authority granted to the FDIC, changes in regulatory oversight and greater oversight over derivatives instruments and trading. We will need to respond to changes to the framework for the supervision of U.S. financial institutions, including the actions of the FSOC. To the extent the Dodd-Frank Act, the CHOICE Act or other new regulation of the financial services industry impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.

It is uncertain whether the Dodd-Frank Act, the rules and regulations developed thereunder, or any future legislation designed to stabilize the financial markets, the economy generally, or provide better protections to consumers (including the CHOICE Act), will have the intended effect. Any new domestic or international legislation or regulatory changes could require us to change certain business practices, impose additional costs, or otherwise adversely affect our business operations, regulatory reporting relationships, results of operations or financial condition. Consequences may include substantially higher compliance costs as well as material effects on fee rates, interest rates and foreign exchange rates, which could materially impact our investments, results of operations and liquidity in ways that we cannot predict. In addition, prolonged government support for, and intervention in the management of, private institutions could distort customary and expected commercial behavior on the part of those institutions, adversely impacting us.
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
Changes in corporate tax laws and regulations (including recent U.S. federal tax reform) and changes in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect our earnings and could make some of our products less attractive to clients.
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
On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) was enacted.  The Tax Act is complex and materially changes U.S. corporate income tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States to shift from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base).
We continue to examine the impact the Tax Act may have on our business. The Tax Act has already had a material impact on our income tax expense and deferred tax balances (most notably a $320 million unfavorable impact in the fourth quarter of 2017 related to the remeasurement of net deferred tax assets using the lowered corporate tax rate, repatriation tax and lower future tax benefits from low income housing assets). Despite the beneficial impact in the corporate income tax rate, the full impact is uncertain and our business and financial condition could be adversely affected. For example, it is unclear what impact the Tax Act will have on our clients and competitors and therefore it is unclear how we may be advantaged or disadvantaged (such as investor demand for lower pricing or competitors that are better situated to respond or adjust to the evolving marketplace and investor sentiment). Furthermore, many of the products we issue or on which our businesses are based (including both insurance products and non-insurance products) receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain of our products and thus make such products less attractive to clients and the Tax Act will cause a change in client demand and activity.
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
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. The Financial Accounting Standards Board, the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of our financial statements. In addition, the conduct of our independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board (“PCAOB”). These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding our independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. It is possible that the changes could have a material adverse effect on our financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed us that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised us that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle Investments family of funds (collectively, the “Columbia Threadneedle Investments Funds”) or certain other entities within the Ameriprise Financial, Inc. investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter was temporary and would expire 18 months after the issuance of the letter and on September 22, 2017 the SEC subsequently issued a letter extending the no-action relief until the SEC amends the Loan Rule to address concerns expressed in the no-action letter. If it was determined that PwC was not independent, or we do not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised us that, based on its knowledge and analyses of our facts and circumstances, it is not aware of any facts that would preclude reliance by us, our affiliates and other entities within the Ameriprise Financial, Inc. investment company complex on the no-action letter. PwC has also affirmed to us that they are able to exercise objective and impartial judgment in their audits of us, our affiliates and the Columbia Threadneedle Investments Funds, are independent accountants within the meaning of PCAOB Rule 3520 and in their view can continue to serve as our independent registered public accounting firm. The Company has considered disclosures made to it by PwC of lending relationships described by PwC, PwC’s representation that it is independent within the meaning of the Public Company Accounting Oversight Board Rule 3520 Auditor Independence, and representations made to the Company’s Audit Committee by PwC that PwC believes that a reasonable investor possessing all the facts regarding the lending relationships and audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on the Company’s financial statements as the independent registered public accounting firm. Based on the foregoing, the Company does not believe that PwC is incapable of exercising objective and impartial judgment with respect to the audit services to us, our affiliates or the Columbia Threadneedle Investments Funds.
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
Our principal leases are in the following locations:

•
Columbia Threadneedle Investments leases offices in Boston containing approximately 156,000 square feet, leases approximately 65,000 square feet of a shared building in London (as well as a second location in Swindon, UK) and also leases property in a number of other cities to support its global operations, including in New York, Menlo Park, Chicago and Houston in the United States and Austria, Chile, Denmark, Dubai, France, Germany, Netherlands, Hong Kong, Italy, Luxembourg, Malaysia, Singapore, Spain, Switzerland, Taiwan and South Korea;

•	Ameriprise Auto and Home Insurance leases approximately 132,000 square feet at its corporate headquarters in DePere, Wisconsin and also leases space in Phoenix, Arizona; and

•
We also have leases in Las Vegas, Nevada (supporting aspects of our Advice & Wealth Management and Protection businesses) and Gurugram and Noida India (supporting our broader business in the United States).

We believe that the facilities owned or occupied by our company suit our needs and are well maintained.
Item 3. Legal Proceedings
For a discussion of material legal proceedings, see Note 23 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 9, 2018, we had approximately 14,059 common shareholders of record. Price and dividend information concerning our common shares may be found in Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2017 Annual Report to Shareholders and is incorporated herein by reference.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2017:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2017
Share repurchase program (1)	617,734	$153.50	617,734	$2,292,351,613
Employee transactions (2)	134,185	$156.80	N/A	N/A
November 1 to November 30, 2017
Share repurchase program (1)	701,468	$159.59	701,468	$2,180,405,982
Employee transactions (2)	69,414	$159.82	N/A	N/A
December 1 to December 31, 2017
Share repurchase program (1)	568,695	$168.55	568,695	$2,084,552,158
Employee transactions (2)	107,467	$168.56	N/A	N/A
Totals
Share repurchase program (1)	1,887,897	$160.28	1,887,897
Employee transactions (2)	311,066	$161.54	N/A
	2,198,963		1,887,897
N/A  Not applicable.
(1) On April 24, 2017, we announced that our Board of Directors authorized an additional expenditure of up to $2.5 billion for the repurchase of our common stock through June 30, 2019. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial information derived from our audited Consolidated Financial Statements as of December 31, 2017, 2016, 2015, 2014 and 2013 and for the five-year period ended December 31, 2017. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Income Statement Data:
Total net revenues	$12,027	$11,696	$12,170	$12,268	$11,199
Total expenses	9,813	10,104	10,028	9,721	9,229

Income from continuing operations	$1,480	$1,314	$1,687	$2,002	$1,478
Loss from discontinued operations, net of tax	—	—	—	(2)	(3)
Net income	1,480	1,314	1,687	2,000	1,475
Less: Net income attributable to noncontrolling interests	—	—	125	381	141
Net income attributable to Ameriprise Financial	$1,480	$1,314	$1,562	$1,619	$1,334

Earnings Per Share Attributable to Ameriprise Financial, Inc. Common Shareholders:
Basic
Income from continuing operations	$9.60	$7.90	$8.60	$8.46	$6.58
Loss from discontinued operations	—	—	—	(0.01)	(0.02)
Net income	$9.60	$7.90	$8.60	$8.45	$6.56
Diluted
Income from continuing operations	$9.44	$7.81	$8.48	$8.31	$6.46
Loss from discontinued operations	—	—	—	(0.01)	(0.02)
Net income	$9.44	$7.81	$8.48	$8.30	$6.44
Cash Dividends Declared Per Common Share	$3.24	$2.92	$2.59	$2.26	$2.01

	December 31,
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data:
Investments (1)	$35,925	$35,834	$34,144	$35,582	$35,735
Separate account assets	87,368	80,210	80,349	83,256	81,223
Total assets	147,470	139,821	145,339	148,803	144,565
Policyholder account balances, future policy benefits and claims	29,904	30,202	29,699	30,350	29,620
Separate account liabilities	87,368	80,210	80,349	83,256	81,223
Customer deposits	10,303	10,036	8,634	7,664	7,062
Long-term debt (1)	2,891	2,917	2,692	3,045	2,700
Short-term borrowings	200	200	200	200	500
Total liabilities	141,472	133,529	136,960	139,524	135,359
Total Ameriprise Financial, Inc. shareholders’ equity	5,998	6,292	7,191	8,098	8,166
Noncontrolling interests’ equity	—	—	1,188	1,181	1,040
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
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We are America’s leader in financial planning and a leading global financial institution with $897.0 billion in assets under management and administration as of December 31, 2017. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients. For additional discussion of our businesses, see Part I, Item 1 of this Annual Report on Form 10-K.
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
Earnings, as well as operating earnings, will be negatively impacted by the ongoing low interest rate environment should it continue. In addition to continuing spread compression in our interest sensitive product lines, a sustained low interest rate environment may result in increases to our reserves and changes in various rate assumptions we use to amortize DAC and DSIC, which may negatively impact our operating earnings. For additional discussion on our interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
In the third quarter of the year, we updated our market-related inputs and implemented model changes related to our living benefit valuation. In addition, we conducted our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. See our Consolidated and Segment Results of Operations sections for the pretax impacts on our revenues and expenses attributable to unlocking and discussion of the drivers of the unlocking impact.
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
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life (“IUL”) benefits, net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures.

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Operating total net revenue growth of 6% to 8%,

•	Operating earnings per diluted share growth of 12% to 15%, and

•	Operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to operating measures:

	Years Ended December 31,
	2017	2016
	(in millions)
Total net revenues	$12,027	$11,696
Less: Revenue attributable to CIEs	94	128
Less: Net realized investment gains	46	6
Less: Market impact on indexed universal life benefits	1	24
Less: Market impact of hedges on investments	(2)	3
Operating total net revenues	$11,888	$11,535

	Years Ended December 31,		Per Diluted Share Years Ended December 31,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net income	$1,480	$1,314	$9.44	$7.81
Less: Net income (loss) attributable to CIEs	1	(2)	—	(0.01)
Add: Integration/restructuring charges (1)	5	—	0.03	—
Add: Market impact on variable annuity guaranteed benefits (1)	232	216	1.48	1.28
Add: Market impact on indexed universal life benefits (1)	(4)	(36)	(0.02)	(0.21)
Add: Market impact of hedges on investments (1)	2	(3)	0.01	(0.02)
Less: Net realized investment gains (1)	44	6	0.28	0.03
Tax effect of adjustments (2)	(67)	(60)	(0.43)	(0.36)
Operating earnings	$1,603	$1,427	$10.23	$8.48

Weighted average common shares outstanding:
Basic	154.1	166.3
Diluted	156.7	168.2
(1) Pretax operating adjustments.
(2) Calculated using the statutory tax rate of 35%.

The following table reconciles net income to operating earnings and the five-point average of quarter-end equity to operating equity:

	Years Ended December 31,
	2017	2016
	(in millions)
Net income	$1,480	$1,314
Less: Adjustments (1)	(123)	(113)
Operating earnings	$1,603	$1,427

Total Ameriprise Financial, Inc. shareholders’ equity	$6,214	$6,877
Less: AOCI, net of tax	251	426
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,963	6,451
Less: Equity impacts attributable to CIEs	1	27
Operating equity	$5,962	$6,424

Return on equity, excluding AOCI	24.8%	20.4%
Operating return on equity, excluding AOCI (2)	26.9%	22.2%

(1)
Adjustments reflect the sum of after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on indexed universal life benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 35%.

(2)
Operating return on equity, excluding AOCI, is calculated using operating earnings in the numerator and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 35%.

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
Valuation of Investments
The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. The fair value of our Available-for-Sale securities at December 31, 2017 was primarily obtained from third-party pricing sources. For a discussion on our accounting policies related to the valuation of our investments and other-than-temporary impairments, see Note 2 and Note 14 to our Consolidated Financial Statements.
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
Non-Traditional Long-Duration Products
For our non-traditional long-duration products (including variable and fixed deferred annuity contracts, universal life (“UL”) and variable universal life (“VUL”) insurance products), our DAC balance at any reporting date is based on projections that show management expects there to be estimated gross profits (“EGPs”) after that date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions about financial markets, mortality levels and contractholder and policyholder behavior over periods extending well into the future. Projection periods used for our annuity products are typically 30 to 50 years and for our UL insurance products 50 years or longer.

EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The effect on the DAC balance that would result from the realization of unrealized gains (losses) is recognized with an offset to accumulated other comprehensive income on the consolidated balance sheet.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 6.8% for fixed income funds. We typically use a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.
A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(24)	$(61)	$(85)

Decrease in future near-term equity fund growth returns by 100 basis points	$(23)	$(39)	$(62)
Decrease in future long-term equity fund growth returns by 100 basis points	(16)	(30)	(46)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(39)	$(69)	$(108)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.
Traditional Long-Duration Products
For our traditional long-duration products (including traditional life and disability income (“DI”) insurance products), our DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing deems to be inadequate. Projection periods used for our traditional life insurance are up to 30 years. Projection periods for our DI products can be up to 45 years. We may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions.
Future Policy Benefits and Claims
We establish reserves to cover the risks associated with non-traditional and traditional long-duration products and short-duration products. Reserves for non-traditional long-duration products include the liabilities related to guaranteed benefit provisions added to variable annuity contracts, a portion of our UL and VUL policies and the embedded derivatives related to variable annuity contracts, indexed annuities and indexed universal life (“IUL”) insurance. Reserves for traditional long-duration products are established to provide adequately for future benefits and expenses for term life, whole life, DI and long term care (“LTC”) insurance products. Reserves for short-duration products are established to provide adequately for incurred losses primarily related to auto and home policies.
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
We have approximately $80 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $30 billion of account value with no living benefit guarantees and $50 billion of account value with living benefit guarantees, primarily guaranteed minimum withdrawal benefit (“GMWB”) provisions. The business is predominately issued through the Ameriprise Financial advisor network. The majority of the variable annuity contracts offered by us contain guaranteed minimum death benefit (“GMDB”) provisions. When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. We also offer variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up (“GGU”) benefits. In addition, we offer contracts with GMWB and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, we offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.
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
Regarding the exposure to variable annuity living benefit guarantees, the source of behavioral risk is driven by changes in policyholder surrenders and utilization of guaranteed withdrawal benefits. We have extensive experience studies and analysis to monitor changes and trends in policyholder behavior. A significant volume of company-specific policyholder experience data is available and provides management with the ability to regularly analyze policyholder behavior. On a monthly basis, actual surrender and benefit utilization experience is compared to expectations. Experience data includes detailed policy information providing the opportunity to review impacts of multiple variables. The ability to analyze differences in experience, such as presence of a living benefit rider, existence of surrender charges, and tax qualifications provide us an effective approach in quickly detecting changes in policyholder behavior.
At least annually, we perform a thorough policyholder behavior analysis to validate the assumptions included in our benefit reserve, embedded derivative and DAC balances. The variable annuity assumptions and resulting reserve computations reflect multiple policyholder variables. Differentiation in assumptions by policyholder age, existence of surrender charges, guaranteed withdrawal utilization, and tax qualification are examples of factors recognized in establishing management’s assumptions used in reserve calculations. The extensive data derived from our variable annuity block highly informs management in confirming previous assumptions and revising the variable annuity behavior assumptions. Changes in assumptions are governed by a review and approval process to ensure an appropriate measurement of all impacted financial statement balances.
Additionally, our Corporate Actuarial Department calculates the fair value of the embedded derivatives on a monthly basis. During this process, control checks are performed to validate the completeness of the data. Actuarial management approves various components of the valuation along with the final results. The change in the fair value of the embedded derivatives is reviewed monthly with senior management.
See Note 11 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.

See the table in the previous discussion of “Deferred Acquisition Costs” for the estimated impact to benefits and claims expense related to variable annuity and VUL insurance contracts resulting from a decrease of 100 basis points in separate account fund growth rate assumptions.
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions, indexed annuities and IUL fluctuate based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. In addition, embedded derivatives are impacted by an estimate of our nonperformance risk adjustment. This estimate results in a spread over the LIBOR swap curve as of the balance sheet date. As our estimate of this spread over LIBOR widens or tightens, the liability will decrease or increase. See Note 14 to our Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.
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
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and DI policies are based on the net level premium and LTC policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on our experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.
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

Sources of Revenues and Expenses
Management and Financial Advice Fees
Management and financial advice fees relate primarily to fees earned from managing mutual funds, private funds, separate account and wrap account assets and institutional investments, as well as fees earned from providing financial advice, administrative services (including transfer agent and administration fees earned from providing services to retail mutual funds) and other custodial services. Management and financial advice fees include performance-based incentive management fees, which we may receive on certain management contracts. Management and financial advice fees also include mortality and expense risk fees.
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
Net Investment Income
Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, mortgage loans, policy and certificate loans, other investments, cash and cash equivalents and investments of CIEs; the changes in fair value of trading securities, certain derivatives and certain assets and liabilities of CIEs; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of investments and charges for other-than-temporary impairments of investments related to credit losses.
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
Interest Credited to Fixed Accounts
Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with UL and VUL insurance and annuity contracts. The changes in fair value of indexed annuity and IUL embedded derivatives and the derivatives hedging these products are included within interest credited to fixed accounts.
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
General and Administrative Expense
General and administrative expense includes compensation, share-based awards and other benefits for employees (other than employees directly related to distribution, such as financial advisors), professional and consultant fees, information technology, facilities and equipment, advertising and promotion, legal and regulatory and corporate related expenses.
Assets Under Management and Administration
Assets under management (“AUM”) include external client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle Investments funds, assets of institutional clients and assets of clients in our advisor platform held in wrap accounts as well as assets managed by sub-advisors selected by us. AUM also includes certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries and CIEs. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority. Corporate & Other AUM primarily includes former bank assets that are managed within our Corporate & Other segment.
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
The following table presents detail regarding our AUM and AUA:

	December 31,		Change
	2017	2016
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$246.7	$199.7	$47.0	24%
Asset Management AUM	494.6	454.4	40.2	9
Corporate & Other AUM	—	0.3	(0.3)	NM
Eliminations	(27.0)	(24.8)	(2.2)	(9)
Total Assets Under Management	714.3	629.6	84.7	13
Total Assets Under Administration	182.7	157.8	24.9	16
Total AUM and AUA	$897.0	$787.4	$109.6	14%
NM Not Meaningful.
Total AUM increased $84.7 billion, or 13%, to $714.3 billion as of December 31, 2017 compared to $629.6 billion as of December 31, 2016 primarily due to a $47.0 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $40.2 billion increase in Asset Management AUM driven by market appreciation and a positive impact of foreign currency translation, partially offset by net outflows and retail fund distributions. See our segment results of operations discussion below for additional information on changes in our AUM.

Consolidated Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$6,392	$5,778	$614	11%
Distribution fees	1,770	1,795	(25)	(1)
Net investment income	1,509	1,576	(67)	(4)
Premiums	1,394	1,491	(97)	(7)
Other revenues	1,010	1,095	(85)	(8)
Total revenues	12,075	11,735	340	3
Banking and deposit interest expense	48	39	9	23
Total net revenues	12,027	11,696	331	3
Expenses
Distribution expenses	3,399	3,202	197	6
Interest credited to fixed accounts	656	623	33	5
Benefits, claims, losses and settlement expenses	2,233	2,646	(413)	(16)
Amortization of deferred acquisition costs	267	415	(148)	(36)
Interest and debt expense	207	241	(34)	(14)
General and administrative expense	3,051	2,977	74	2
Total expenses	9,813	10,104	(291)	(3)
Pretax income	2,214	1,592	622	39
Income tax provision	734	278	456	NM
Net income	$1,480	$1,314	$166	13%
NM Not Meaningful.
Overall
Pretax income increased $622 million, or 39%, to $2.2 billion for the year ended December 31, 2017 compared to $1.6 billion for the prior year primarily reflecting the impact of unlocking, market appreciation, wrap account net inflows, a positive impact from higher short-term interest rates and a $39 million increase in LTC reserves in the prior year primarily due to out-of-period corrections, partially offset by asset management net outflows, loss recognition of $57 million on LTC insurance products in 2017, higher performance-based compensation and a $51 million impairment of our investment in affordable housing partnerships from the enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).
The following market-related impacts were also significant drivers of the year-over-year change in pretax income:

•
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $83 million ($36 million for DAC, $8 million for DSIC and $39 million for insurance features in non-traditional long duration contracts) for the year ended December 31, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $18 million ($6 million for DAC, $2 million for DSIC and $10 million for insurance features in non-traditional long duration contracts) for the prior year.

•
Net realized investment gains (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual) were $44 million for the year ended December 31, 2017 compared to $6 million for the prior year.

•
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $4 million for the year ended December 31, 2017 compared to a benefit of $36 million for the prior year.

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
(1) Includes a $5 million and $16 million net benefit related to the market impact on variable annuity guaranteed benefits for the years ended December 31, 2017 and 2016, respectively.
The favorable unlocking impact in 2017 primarily reflected a positive impact from updates to market-related inputs to our living benefit valuation.
The unfavorable unlocking impact in 2016 primarily reflected low interest rates and higher persistency on living benefit contracts that more than offset benefits from persistency on annuity contracts without living benefits, an update to market-related inputs related to our living benefit valuation and other model updates. Our review of our LTC business in the third quarter of 2016 resulted in a loss recognition of $31 million due to low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The $31 million, which is included in the unlocking impact, was comprised of $58 million of amortization of DAC and the release of the related deferred reinsurance liability of $27 million.
The following table presents the impact from the enactment of the Tax Act for the year ended December 31, 2017:

Increase (Decrease)	(in millions)
Net investment income (1)	$(51)
Pretax income	(51)

Income tax provision
Remeasurement of deferred tax assets and liabilities	221
Foreign tax provisions	57
Remeasurement of tax contingencies	8
Total prior to tax effect of affordable housing partnership impairment	286
Tax effect of affordable housing partnership impairment	(17)
Total income tax provision	269

Net income	$(320)
(1) Includes the impairment of our investment in affordable housing partnerships due to the Tax Act’s change in statutory tax rate to 21%.
Net Revenues
Net revenues increased $331 million, or 3%, to $12.0 billion for the year ended December 31, 2017 compared to $11.7 billion for the prior year primarily due to market appreciation, wrap account net inflows, higher performance fees on property funds and hedge funds and higher brokerage cash spread due to an increase in short-term interest rates, partially offset by the impact of unlocking, a $189 million decrease in revenues from the net impact of transitioning advisory accounts to share classes without 12b-1 fees, asset management net outflows, a decrease in net investment income and higher ceded premiums for our auto and home business.
Management and financial advice fees increased $614 million, or 11%, to $6.4 billion for the year ended December 31, 2017 compared to $5.8 billion for the prior year primarily due to an increase in AUM, as well as a $25 million increase in performance fees and higher fees on variable annuities driven by higher average separate account balances. Average AUM increased $48.2 billion, or 8%, compared to the prior year primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section.

Distribution fees decreased $25 million, or 1%, to $1.8 billion for the year ended December 31, 2017 compared to the prior year primarily due to a $223 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, partially offset by market appreciation and higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income decreased $67 million, or 4%, to $1.5 billion for the year ended December 31, 2017 compared to $1.6 billion for the prior year primarily due to a $51 million impairment of our investment in affordable housing partnerships due to the enactment of the Tax Act, a $49 million decrease in net investment income of CIEs primarily due to a CLO unwind in late 2016 and a $19 million decrease in investment income on fixed maturities driven by low interest rates, partially offset by net realized investment gains of $46 million for the year ended December 31, 2017 compared to $6 million for the prior year.
Premiums decreased $97 million, or 7%, to $1.4 billion for the year ended December 31, 2017 compared to $1.5 billion for the prior year primarily reflecting higher ceded premiums for our auto and home business due to new reinsurance arrangements we entered into at the beginning of the year to reduce risk.
Other revenues decreased $85 million, or 8%, to $1.0 billion for the year ended December 31, 2017 compared to $1.1 billion for the prior year primarily due to the impact of unlocking and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, partially offset by higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates on variable annuity riders. The unearned revenue amortization and reinsurance accrual offset to the market impact on indexed universal life benefits was a benefit of $1 million for the year ended December 31, 2017 compared to a benefit of $24 million for the prior year. Other revenues for the year ended December 31, 2017 included a $47 million unfavorable impact from unlocking compared to a $64 million favorable impact in the prior year. The primary driver of the unlocking impact to other revenues for the year ended December 31, 2017 was a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience.
Expenses
Total expenses decreased $291 million, or 3%, to $9.8 billion for the year ended December 31, 2017 compared to $10.1 billion for the prior year primarily due to decreases in benefits, claims, losses and settlement expenses and amortization of DAC, partially offset by higher distribution expenses and general and administrative expense.
Distribution expenses increased $197 million, or 6%, to $3.4 billion for the year ended December 31, 2017 compared to $3.2 billion for the prior year reflecting higher advisor compensation due to market appreciation and wrap account net inflows, investments in recruiting experienced advisors and a $27 million benefit in the prior year related to the write-off of the deferred reinsurance liability in connection with loss recognition testing of LTC insurance products, partially offset by a $147 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts and lower compensation due to asset management net outflows.
Interest credited to fixed accounts increased $33 million, or 5%, to $656 million for the year ended December 31, 2017 compared to $623 million for the prior year primarily due to the market impact on indexed universal life benefits, net of hedges, which was a benefit of $3 million for the year ended December 31, 2017 compared to a benefit of $30 million for the prior year.
Benefits, claims, losses and settlement expenses decreased $413 million, or 16%, to $2.2 billion for the year ended December 31, 2017 compared to $2.6 billion for the prior year primarily reflecting the following items:

•
The year ended December 31, 2017 included a $139 million benefit from unlocking compared to a $229 million expense in the prior year. The unlocking impact for the year ended December 31, 2017 primarily reflected a benefit from updates to market-related inputs to our living benefit valuation. The unlocking impact for the prior year primarily reflected low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to our living benefit valuation.

•
A $39 million increase in LTC reserves in the prior year, which included a $29 million out-of-period correction related to our claim utilization factor, a $5 million out-of-period correction related to our waiver of premium claim reserve and a $5 million impact from assumption changes for our active life reserve valuation as a result of loss recognition.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $47 million for the year ended December 31, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $12 million for the prior year.

•
A $64 million decrease in auto and home expenses reflecting the impact of new reinsurance arrangements and a lower non-catastrophe loss ratio, partially offset by higher gross catastrophe losses. Catastrophe losses, net of the impact of reinsurance, were $122 million for the year ended December 31, 2017 compared to $104 million for the prior year. The expanded reinsurance program resulted in ceded losses of approximately $104 million for the year ended December 31, 2017.

•
A $57 million expense from loss recognition on the closed block LTC insurance products for the year ended December 31, 2017 primarily due to unfavorable morbidity experience, partially offset by premium increases reflecting the cumulative impact of updating reserve assumptions to management’s current best estimate assumptions.

•
A $31 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $21 million negative impact in 2017 from changes in assumptions in the prior year unlocking process that resulted in ongoing increases to living benefit reserves.
Amortization of DAC decreased $148 million, or 36%, to $267 million for the year ended December 31, 2017 compared to $415 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was a benefit of $12 million for the year ended December 31, 2017 compared to an expense of $81 million for the prior year. The impact of unlocking for the year ended December 31, 2017 primarily reflected improved persistency and mortality on life insurance contracts and a $10 million benefit from a correction related to a variable annuity model assumption, partially offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking in the prior year primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, we wrote-off $58 million of DAC in connection with the loss recognition on LTC insurance products in the prior year.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $36 million for the year ended December 31, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $6 million for the prior year.

•
The DAC offset to the market impact on indexed universal life benefits (net of hedges, unearned revenue amortization and the reinsurance accrual) was nil for the year ended December 31, 2017 compared to an expense of $18 million for the prior year.

Interest and debt expense decreased $34 million, or 14%, to $207 million for the year ended December 31, 2017 compared to $241 million for the prior year due to lower interest expense on CIE debt primarily due to a CLO unwind in late 2016.
General and administrative expense increased $74 million, or 2%, to $3.1 billion for the year ended December 31, 2017 compared to $3.0 billion for the prior year primarily due to higher performance-based compensation and a $13 million increase in compensation related to higher performance fees, partially offset by a $23 million expense in the prior year from the resolution of a legacy legal matter related to the hedge fund business.
Income Taxes
Our effective tax rate was 33.1% for the year ended December 31, 2017 compared to 17.4% for the prior year. The increase in our effective tax rate for the year ended December 31, 2017 was primarily due to a $286 million expense in 2017 due to provisions of the Tax Act, including remeasurement of net deferred tax assets, a deemed repatriation tax of our total post-1986 earnings and profits and remeasurement of tax contingencies, partially offset by a $70 million benefit for net excess tax benefits related to the adoption of a new accounting standard for employee share-based payments.
Results of Operations by Segment
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
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

The following table presents summary financial information by segment:

	Years Ended December 31,
	2017	2016
	(in millions)
Advice & Wealth Management
Net revenues	$5,506	$5,036
Expenses	4,343	4,125
Operating earnings	$1,163	$911
Asset Management
Net revenues	$3,077	$2,964
Expenses	2,337	2,343
Operating earnings	$740	$621
Annuities
Net revenues	$2,499	$2,463
Expenses	1,789	2,134
Operating earnings	$710	$329
Protection
Net revenues	$2,044	$2,241
Expenses	1,828	1,978
Operating earnings	$216	$263
Corporate & Other
Net revenues	$173	$237
Expenses	599	596
Operating loss	$(426)	$(359)
The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

Segment Pretax Operating Increase (Decrease)	Years Ended December 31,
	2017			2016
	Annuities	Protection	Corporate	Annuities	Protection	Corporate
	(in millions)
Other revenues	$—	$(47)	$—	$—	$64	$—
Total revenues	—	(47)	—	—	64	—

Distribution expenses	—	—	—	—	—	(27)
Benefits, claims, losses and settlement expenses	(119)	(14)	1	197	40	6
Amortization of DAC	(1)	(13)	—	18	7	58
Total expenses	(120)	(27)	1	215	47	37
Total	$120	$(20)	$(1)	$(215)	$17	$(37)

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2017	2016
	(in billions)
Beginning balance	$201.1	$180.5
Inflows from acquisition (1)	0.7	—
Other net flows	18.8	10.2
Net flows	19.5	10.2
Market appreciation (depreciation) and other	27.6	10.4
Ending balance	$248.2	$201.1

Advisory wrap account assets ending balance (2)	$245.8	$198.9
Average advisory wrap account assets (3)	$222.1	$187.3

(1)	Inflows associated with acquisition that closed during the period.

(2)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(3)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $47.1 billion, or 23%, during the year ended December 31, 2017 due to net inflows of $19.5 billion and market appreciation and other of $27.6 billion. Wrap net inflows increased $9.3 billion, or 92%, compared to the prior year driven by client activity and a shift from commission-based business to fee-based advisory accounts. Average advisory wrap account assets increased $34.8 billion, or 19%, compared to the prior year reflecting net inflows and market appreciation.
In July 2017, we completed our acquisition of Investment Professionals, Inc. (“IPI”), an independent broker-dealer based in San Antonio, Texas specializing in the on-site delivery of investment programs for financial institutions, including banks and credit unions. The acquisition added 215 financial advisors and $8 billion in client assets (including $0.7 billion in assets under management and $7.3 billion in assets under administration).
The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$3,148	$2,707	$441	16%
Distribution fees	2,085	2,109	(24)	(1)
Net investment income	239	186	53	28
Other revenues	82	73	9	12
Total revenues	5,554	5,075	479	9
Banking and deposit interest expense	48	39	9	23
Total net revenues	5,506	5,036	470	9
Expenses
Distribution expenses	3,245	3,072	173	6
Interest and debt expense	9	8	1	13
General and administrative expense	1,089	1,045	44	4
Total expenses	4,343	4,125	218	5
Operating earnings	$1,163	$911	$252	28%
Our Advice & Wealth Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $252 million, or 28%, to $1.2 billion for the year ended December 31, 2017 compared to $911 million for the prior year reflecting wrap account net inflows, market appreciation and higher earnings on brokerage cash, partially offset by expenses associated with recruiting experienced advisors and higher performance-based compensation. Pretax operating margin was 21.1% for the year ended December 31, 2017 compared to 18.1% for the prior year.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $470 million, or 9%, to $5.5 billion for the year ended December 31, 2017 compared to $5.0 billion for the prior year primarily due to growth in wrap account assets, higher earnings on brokerage cash and increased transactional activity, partially offset by a $189 million decrease in revenues from the net impact of transitioning advisory accounts to share classes without 12b-1 fees. Operating net revenue per advisor increased to $564,000 for the year ended December 31, 2017, up 9%, from $518,000 for the prior year.
Management and financial fees increased $441 million, or 16%, to $3.1 billion for the year ended December 31, 2017 compared to $2.7 billion for the prior year primarily due to growth in wrap account assets. Average advisory wrap account assets increased $34.8 billion, or 19%, compared to the prior year reflecting net inflows and market appreciation.
Distribution fees decreased $24 million, or 1%, to $2.1 billion for the year ended December 31, 2017 compared to the prior year primarily due to a $223 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, partially offset by market appreciation, increased transactional activity and higher brokerage cash spread due to an increase in short-term interest rates.
Net investment income increased $53 million, or 28%, to $239 million for the year ended December 31, 2017 compared to $186 million for the prior year primarily due to higher investment yields and an increase in invested balances driven by certificate net inflows.
Expenses
Total expenses increased $218 million, or 5%, to $4.3 billion for the year ended December 31, 2017 compared to $4.1 billion for the prior year primarily due to increases in distribution expenses and general and administrative expense.
Distribution expenses increased $173 million, or 6%, to $3.2 billion for the year ended December 31, 2017 compared to $3.1 billion for the prior year reflecting higher advisor compensation due to market appreciation and wrap account net inflows, increased transactional activity and investments in recruiting experienced advisors, partially offset by a $147 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts.
General and administrative expense increased $44 million, or 4%, to $1.1 billion for the year ended December 31, 2017 compared to $1.0 billion for the prior year primarily due to higher performance-based compensation, expenses related to the IPI acquisition and higher national conference expenses.
Asset Management
Fee waivers have been provided to the Columbia Money Market Funds (the “Funds”) by Columbia Management and certain other subsidiaries performing services for the Funds for the purpose of reducing the expenses charged to a Fund in a given period to maintain or improve a Fund’s net yield in that period. Our subsidiaries may enter into contractual arrangements with the Funds identifying the specific fees to be waived and/or expenses to be reimbursed, as well as the time period for which such waivers will apply. Voluntary fee waivers we provided to the Columbia Money Market Funds were not material for the years ended December 31, 2017, 2016 and 2015, respectively.
In November 2017, we completed our acquisition of Lionstone Partners, LLC (“Lionstone Investments”), a leading national real estate investment firm, specializing in investment strategies based upon proprietary analytics. The acquisition added $5.4 billion in assets under management. In 2016, we completed our acquisition of Emerging Global Advisors, LLC (“EGA”), a registered investment adviser and provider of strategic beta portfolios based on emerging markets. The acquisition added $1.0 billion in assets under management.
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of December 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2017	2016
Domestic Equity	Equal weighted	1 year	69%	56%
		3 year	75%	75%
		5 year	69%	71%
	Asset weighted	1 year	73%	41%
		3 year	83%	81%
		5 year	80%	75%
International Equity	Equal weighted	1 year	75%	20%
		3 year	60%	55%
		5 year	70%	70%
	Asset weighted	1 year	52%	12%
		3 year	47%	44%
		5 year	54%	47%

Taxable Fixed Income	Equal weighted	1 year	67%	72%
		3 year	83%	76%
		5 year	82%	76%
	Asset weighted	1 year	69%	75%
		3 year	89%	83%
		5 year	89%	86%
Tax Exempt Fixed Income	Equal weighted	1 year	79%	74%
		3 year	89%	89%
		5 year	100%	100%
	Asset weighted	1 year	76%	59%
		3 year	93%	86%
		5 year	100%	100%
Asset Allocation Funds	Equal weighted	1 year	62%	31%
		3 year	80%	100%
		5 year	78%	75%
	Asset weighted	1 year	51%	15%
		3 year	94%	100%
		5 year	94%	82%
Number of funds with 4 or 5 Morningstar star ratings		Overall	52	51
		3 year	56	45
		5 year	50	44
Percent of funds with 4 or 5 Morningstar star ratings		Overall	51%	54%
		3 year	55%	48%
		5 year	51%	47%
Percent of assets with 4 or 5 Morningstar star ratings		Overall	60%	64%
		3 year	63%	64%
		5 year	59%	53%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2017	2016
Equity	Equal weighted	1 year	59%	26%
		3 year	64%	58%
		5 year	63%	72%
	Asset weighted	1 year	56%	40%
		3 year	60%	67%
		5 year	63%	67%
Fixed Income	Equal weighted	1 year	83%	70%
		3 year	82%	59%
		5 year	72%	65%
	Asset weighted	1 year	93%	68%
		3 year	95%	74%
		5 year	88%	69%
Allocation (Managed) Funds	Equal weighted	1 year	67%	67%
		3 year	78%	100%
		5 year	100%	83%
	Asset weighted	1 year	60%	70%
		3 year	97%	100%
		5 year	100%	92%
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
The following table presents managed assets by type:

	December 31,		Change		Average (1)		Change
					December 31,
	2017	2016			2017	2016
	(in billions)
Equity	$275.4	$240.0	$35.4	15%	$258.4	$242.7	$15.7	6%
Fixed income	173.6	175.9	(2.3)	(1)	177.0	179.0	(2.0)	(1)
Money market	5.4	6.3	(0.9)	(14)	5.8	7.1	(1.3)	(18)
Alternative	5.6	7.4	(1.8)	(24)	6.8	7.5	(0.7)	(9)
Hybrid and other	34.6	24.8	9.8	40	27.5	24.5	3.0	12
Total managed assets	$494.6	$454.4	$40.2	9%	$475.5	$460.8	$14.7	3%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

The following tables present the changes in global managed assets:

	Years Ended December 31,
	2017	2016
	(in billions)
Global Retail Funds
Beginning assets	$259.9	$263.9
Inflows	50.9	52.2
Inflows from acquisitions (1)	—	1.0
Outflows	(60.0)	(63.5)
Net VP/VIT fund flows	(3.3)	(2.0)
Net new flows	(12.4)	(12.3)
Reinvested dividends	9.8	8.1
Net flows	(2.6)	(4.2)
Distributions	(11.7)	(9.9)
Market appreciation and other	38.4	15.2
Foreign currency translation (2)	3.8	(5.1)
Total ending assets	287.8	259.9

Global Institutional
Beginning assets	194.5	208.0
Inflows	24.7	24.1
Inflows from acquisitions (1)	5.4	—
Outflows	(44.2)	(38.5)
Net flows	(14.1)	(14.4)
Market appreciation and other (3)(4)	18.8	13.5
Foreign currency translation (2)	7.6	(12.6)
Total ending assets	206.8	194.5
Total managed assets	$494.6	$454.4
Total net flows	$(16.7)	$(18.6)

Former Parent Company Related (5)(6)
Retail net new flows	$(3.0)	$(1.3)
Institutional net new flows	(12.2)	(8.9)
Total net new flows	$(15.2)	$(10.2)
(1) Inflows associated with acquisitions that closed during the period.
(2) Amounts represent local currency to US dollar translation for reporting purposes.
(3) Included in Market appreciation and other for Global Institutional in 2016 are $(0.4) billion due to the transfer of assets from Separately Managed Accounts to Unified Managed Accounts.
(4) Includes $0.5 billion and $1.7 billion for the total change in Affiliated General Account Assets during the years ended December 31, 2017 and 2016, respectively.
(5) Former parent company related assets and net new flows are included in the rollforwards above.
(6) Prior period former parent company related net new flows were restated to include additional Former Parent Company net new flows that were previously not considered. The change was a decrease of $296 million for the year ended December 31, 2016.
In a referendum in June 2016, the United Kingdom (UK) voted to leave the European Union (EU), which caused volatility in capital and currency markets. Further, in March 2017 the UK invoked article 50 of the Treaty of Lisbon in serving its relevant notice to leave the European Union on March 30, 2019. The full impact of the British exit from the EU (commonly known as “Brexit”) remains uncertain. This uncertainty may have a negative impact on our UK and European net flows and foreign currency translation if the British Pound weakens.
Total segment AUM increased $40.2 billion, or 9%, during the year ended December 31, 2017 driven by market appreciation and a positive impact of foreign currency translation, partially offset by net outflows and retail fund distributions. Total segment AUM net outflows were $16.7 billion for the year ended December 31, 2017, which included $15.2 billion of outflows of former parent-related assets.

Global retail net outflows of $2.6 billion included $3.3 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and $3.0 billion of outflows from former parent-related assets. In U.S. retail, net outflows of $4.1 billion reflected industry pressures on active strategies and outflows from former parent-related assets, partially offset by $9.7 billion of reinvested dividends. In Europe, Middle East and Africa (“EMEA”) retail, net inflows were $1.5 billion.
Global institutional net outflows of $14.1 billion included $12.2 billion of outflows from former parent-related assets. Institutional outflows from former parent-related assets primarily included Zurich outflows of $7.6 billion and U.S. Trust outflows of $4.4 billion. Institutional outflows also included $4.3 billion from three fixed-income mandates that had a weighted average fee rate of only four basis points. Flows also included $5.4 billion of inflows from the Lionstone Investments acquisition.
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$2,574	$2,452	$122	5%
Distribution fees	458	487	(29)	(6)
Net investment income	28	14	14	NM
Other revenues	17	11	6	55
Total revenues	3,077	2,964	113	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,077	2,964	113	4
Expenses
Distribution expenses	1,000	1,019	(19)	(2)
Amortization of deferred acquisition costs	15	18	(3)	(17)
Interest and debt expense	22	21	1	5
General and administrative expense	1,300	1,285	15	1
Total expenses	2,337	2,343	(6)	—
Operating earnings	$740	$621	$119	19%
NM Not Meaningful.
Our Asset Management segment pretax operating earnings, which exclude net realized investment gains or losses, increased $119 million, or 19%, to $740 million for the year ended December 31, 2017 compared to $621 million for the prior year primarily due to market appreciation, a $12 million increase related to CLO unwinds, a $12 million increase in performance fees on property funds and hedge funds (net of related compensation), a $9 million expense in the prior year from the resolution of a legacy legal matter related to the hedge fund business and continued expense management, partially offset by the cumulative impact of net outflows and higher performance-based compensation.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $113 million, or 4%, to $3.1 billion for the year ended December 31, 2017 compared to $3.0 billion for the prior year reflecting market appreciation, higher revenues from CLO unwinds and higher performance fees, partially offset by the cumulative impact of net outflows, foreign exchange translation and a decrease related to the transition of advisory accounts to share classes without 12b-1 fees. The Asset Management segment revenue related to 12b-1 fees is eliminated on a consolidated basis.
Management and financial advice fees increased $122 million, or 5%, to $2.6 billion for the year ended December 31, 2017 compared to $2.5 billion for the prior year driven by market appreciation, an increase in incentive fees from CLO unwinds and a $25 million increase in performance fees, partially offset by cumulative net outflows from former parent-related assets and higher fee yielding retail funds and an $11 million negative foreign currency translation impact. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 17% for the year ended December 31, 2017 compared to the prior year.
Distribution fees decreased $29 million, or 6%, to $458 million for the year ended December 31, 2017 compared to $487 million for the prior year due to cumulative net outflows and a $40 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees, partially offset by market appreciation.
Expenses
Total expenses decreased $6 million to $2.3 billion for the year ended December 31, 2017 compared to the prior year primarily due to lower distribution expenses, partially offset by higher general and administrative expense.

Distribution expenses decreased $19 million, or 2%, to $1.0 billion for the year ended December 31, 2017 compared to the prior year due to lower compensation driven by cumulative net outflows and a $40 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees, partially offset by market appreciation. The Asset Management segment expense related to 12b-1 fees is eliminated on a consolidated basis.
General and administrative expense increased $15 million, or 1%, to $1.3 billion for the year ended December 31, 2017 compared to the prior year primarily due to a $13 million increase in compensation related to higher performance fees and higher performance-based compensation, partially offset by a $13 million benefit from the impact of foreign exchange, a $9 million expense in the prior year from the resolution of a legacy legal matter related to the hedge fund business and continued expense management.
Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$772	$732	$40	5%
Distribution fees	364	349	15	4
Net investment income	697	760	(63)	(8)
Premiums	116	116	—	—
Other revenues	550	506	44	9
Total revenues	2,499	2,463	36	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,499	2,463	36	1
Expenses
Distribution expenses	428	423	5	1
Interest credited to fixed accounts	473	478	(5)	(1)
Benefits, claims, losses and settlement expenses	467	780	(313)	(40)
Amortization of deferred acquisition costs	181	209	(28)	(13)
Interest and debt expense	35	33	2	6
General and administrative expense	205	211	(6)	(3)
Total expenses	1,789	2,134	(345)	(16)%
Operating earnings	$710	$329	$381	NM
NM Not Meaningful.
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), increased $381 million to $710 million for the year ended December 31, 2017 compared to $329 million for the prior year primarily due to the impact of unlocking, equity market appreciation and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance, partially offset by lower investment yields and a $21 million negative impact in 2017 from changes in assumptions in the prior year unlocking process that resulted in ongoing increases to living benefit reserves.
RiverSource variable annuity account balances increased 7% to $80.3 billion at December 31, 2017 compared to the prior year due to equity market appreciation, partially offset by net outflows of $3.9 billion. Lapse rates were higher in the year, reflecting increased client asset transfers from variable annuities to affiliated fee-based investment advisory accounts.
RiverSource fixed deferred annuity account balances declined 7% to $9.3 billion at December 31, 2017 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed deferred annuity book is expected to gradually run off and earnings on our fixed deferred annuity business will trend down.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $81 million ($34 million for DAC, $8 million for DSIC and $39 million for insurance features in non-traditional long duration contracts) for the year ended

December 31, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $18 million ($6 million for DAC, $2 million for DSIC and $10 million for insurance features in non-traditional long duration contracts) for the prior year.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $36 million, or 1%, to $2.5 billion for the year ended December 31, 2017 compared to the prior year due to equity market appreciation and an increase in variable annuity rider fees, partially offset by lower investment yields and net outflows in fixed and variable annuities.
Management and financial advice fees increased $40 million, or 5%, to $772 million for the year ended December 31, 2017 compared to $732 million for the prior year due to higher fees on variable annuities driven by higher average separate account balances. Average variable annuity separate account balances increased $3.3 billion, or 5%, from the prior year due to market appreciation, partially offset by net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $63 million, or 8%, to $697 million for the year ended December 31, 2017 compared to $760 million for the prior year primarily reflecting a decrease of approximately $45 million from lower earned interest rates and approximately $18 million from lower invested assets due to fixed annuity net outflows.
Other revenues increased $44 million, or 9%, to $550 million for the year ended December 31, 2017 compared to $506 million for the prior year due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates on variable annuity riders.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, decreased $345 million, or 16%, to $1.8 billion for the year ended December 31, 2017 compared to $2.1 billion for the prior year primarily due to the impact of unlocking.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, decreased $313 million, or 40%, to $467 million for the year ended December 31, 2017 compared to $780 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was a $119 million benefit for the year ended December 31, 2017 compared to a $197 million expense for the prior year. The unlocking impact for the year ended December 31, 2017 primarily reflected a benefit from updates to market-related inputs to our living benefit valuation. The unlocking impact for the prior year primarily reflected low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to our living benefit valuation.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $47 million for the year ended December 31, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $12 million for the prior year.

•
A $31 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $21 million negative impact in 2017 from changes in assumptions in the prior year unlocking process that resulted in ongoing increases to living benefit reserves.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits and fixed index annuity benefits and the DAC offset to net realized investment gains or losses, decreased $28 million, or 13%, to $181 million for the year ended December 31, 2017 compared to $209 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was a benefit of $1 million for the year ended December 31, 2017 compared to an expense of $18 million for the prior year. The impact of unlocking for the year ended December 31, 2017 primarily reflected a $10 million benefit from a correction related to a variable annuity model assumption and slightly higher interest rates, largely offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking in the prior year primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $34 million for the year ended December 31, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $6 million for the prior year.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$48	$51	$(3)	(6)%
Distribution fees	101	98	3	3
Net investment income	338	330	8	2
Premiums	1,204	1,286	(82)	(6)
Other revenues	353	476	(123)	(26)
Total revenues	2,044	2,241	(197)	(9)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,044	2,241	(197)	(9)
Expenses
Distribution expenses	68	70	(2)	(3)
Interest credited to fixed accounts	186	175	11	6
Benefits, claims, losses and settlement expenses	1,209	1,325	(116)	(9)
Amortization of deferred acquisition costs	96	138	(42)	(30)
Interest and debt expense	25	25	—	—
General and administrative expense	244	245	(1)	—
Total expenses	1,828	1,978	(150)	(8)
Operating earnings	$216	$263	$(47)	(18)%
Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $47 million, or 18%, to $216 million for the year ended December 31, 2017 compared to $263 million for the prior year primarily due to the impact of unlocking and the impact of the low interest rate environment on investment returns.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and reinsurance accrual offset to the market impact on indexed universal life benefits, decreased $197 million, or 9%, to $2.0 billion for the year ended December 31, 2017 compared to $2.2 billion for the prior year primarily due to the impact of unlocking and a decrease in premiums.
Net investment income, which excludes net realized investment gains or losses, increased $8 million, or 2%, to $338 million for the year ended December 31, 2017 compared to $330 million for the prior year due to higher invested assets, partially offset by lower earned interest rates.
Premiums decreased $82 million, or 6%, to $1.2 billion for the year ended December 31, 2017 compared to $1.3 billion for the prior year primarily reflecting higher ceded premiums for our auto and home business due to new reinsurance arrangements we entered into at the beginning of the year to reduce risk.
Other revenues, which exclude the unearned revenue amortization and reinsurance accrual offset to net realized investment gains or losses and the market impact on indexed universal life benefits, decreased $123 million, or 26%, to $353 million for the year ended December 31, 2017 compared to $476 million for the prior year primarily due to the impact of unlocking. Other revenues for the year ended December 31, 2017 included a $47 million unfavorable impact from unlocking compared to a $64 million favorable impact in the prior year. The primary driver of the unlocking impact to other revenues for the year ended December 31, 2017 was a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, decreased $150 million, or 8%, to $1.8 billion for the year ended December 31, 2017 compared to $2.0 billion for the prior year primarily due to the impact of unlocking and a decrease in auto and home expenses, partially offset by higher interest credited to fixed accounts.
Interest credited to fixed accounts increased $11 million, or 6%, to $186 million for the year ended December 31, 2017 compared to $175 million for the prior year primarily driven by higher fixed account values associated with UL and VUL insurance.
Benefits, claims, losses and settlement expenses decreased $116 million, or 9%, to $1.2 billion for the year ended December 31, 2017 compared to $1.3 billion for the prior year due to the impact of unlocking and a $64 million decrease in auto and home expenses reflecting the impact of new reinsurance arrangements and a lower non-catastrophe loss ratio, partially offset by higher gross catastrophe losses. The unlocking impact for the year ended December 31, 2017 was a $14 million benefit and primarily reflected favorable mortality experience on life insurance contracts. The unlocking impact for the prior year was a $40 million expense and primarily reflected low interest rates and unfavorable mortality experience. Catastrophe losses, net of the impact of reinsurance, were $122 million for the year ended December 31, 2017 compared to $104 million for the prior year. The expanded reinsurance program resulted in ceded losses of approximately $104 million for the year ended December 31, 2017.
Amortization of DAC decreased $42 million, or 30%, to $96 million for the year ended December 31, 2017 compared to $138 million for the prior year primarily reflecting the impact of unlocking, as well as benefits generated from ceding commission earned on our auto and home reinsurance program. The unlocking impact for the year ended December 31, 2017 was a benefit of $13 million and primarily reflected improved persistency and mortality on life insurance contracts. The unlocking impact for the prior year was an expense of $7 million.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Net investment income	$60	$123	$(63)	(51)%
Premiums	109	110	(1)	(1)
Other revenues	7	5	2	40
Total revenues	176	238	(62)	(26)
Banking and deposit interest expense	3	1	2	NM
Total net revenues	173	237	(64)	(27)
Expenses
Distribution expenses	(11)	(42)	31	74
Benefits, claims, losses and settlement expenses	313	294	19	6
Amortization of deferred acquisition costs	—	63	(63)	NM
Interest and debt expense	27	27	—	—
General and administrative expense	270	254	16	6
Total expenses	599	596	3	1
Operating loss	$(426)	$(359)	$(67)	(19)%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss increased $67 million, or 19%, to $426 million for the year ended December 31, 2017 compared to $359 million for the prior year primarily reflecting a decrease in net investment income, an increase in general and administrative expense and loss recognition of $57 million on LTC insurance products in 2017, partially offset by loss recognition of $31 million on LTC insurance products in the prior year and a $29 million increase in LTC reserves in the prior year from a correction related to our claim utilization factor.
Net investment income decreased $63 million, or 51%, to $60 million for the year ended December 31, 2017 compared to $123 million for the prior year primarily due to a $51 million impairment of our investment in affordable housing partnerships due to the enactment of the Tax Act and the impact of interest allocation between subsidiaries.
Distribution expenses increased $31 million due to a $27 million benefit in the prior year related to the write-off of the deferred reinsurance liability in connection with loss recognition on LTC insurance products.
Benefits, claims, losses and settlement expenses increased $19 million, or 6%, to $313 million for the year ended December 31, 2017 compared to $294 million for the prior year. This is primarily due to a $57 million expense in 2017 from loss recognition and the related cumulative impact of updating future policyholder benefit assumptions to reflect management’s current best estimate on LTC insurance products. The LTC loss recognition in 2017 was primarily due to unfavorable morbidity experience, partially offset by premium increases. The LTC reserves in 2016 increased by $39 million primarily due to a $29 million out-of-period correction related to our claim utilization factor for 2015 and prior years, a $5 million out-of-period correction related to our waiver of premium claim reserve from 2015 and prior years, and a $5 million impact from assumption changes for our active life reserve valuation.
Amortization of DAC decreased $63 million compared to the prior year reflecting the write-off of DAC in the third quarter of 2016 in connection with the loss recognition on LTC insurance products.
General and administrative expense increased $16 million, or 6%, to $270 million for the year ended December 31, 2017 compared to $254 million for the prior year primarily due to higher performance-based compensation and a $9 million expense related to the renegotiation of a vendor arrangement, partially offset by a $14 million expense in the prior year from the resolution of a legacy legal matter related to the hedge fund business.
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

•
A $39 million increase in LTC reserves in 2016, which included a $29 million out-of-period correction related to our claim utilization factor, a $5 million out-of-period correction related to our waiver of premium claim reserve and a $5 million impact from assumption changes for our active life reserve valuation as a result of loss recognition.

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
Results of Operations by Segment
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table presents summary financial information by segment:

	Years Ended December 31,
	2016	2015
	(in millions)
Advice & Wealth Management
Net revenues	$5,036	$5,013
Expenses	4,125	4,154
Operating earnings	$911	$859
Asset Management
Net revenues	$2,964	$3,254
Expenses	2,343	2,493
Operating earnings	$621	$761
Annuities
Net revenues	$2,463	$2,541
Expenses	2,134	1,891
Operating earnings	$329	$650
Protection
Net revenues	$2,241	$2,131
Expenses	1,978	1,933
Operating earnings	$263	$198
Corporate & Other
Net revenues	$237	$256
Expenses	596	470
Operating loss	$(359)	$(214)

The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking:

Segment Pretax Operating Increase (Decrease)	Years Ended December 31,
	2016			2015
	Annuities	Protection	Corporate	Annuities	Protection	Corporate
	(in millions)
Premiums	$—	$—	$—	$—	$(3)	$—
Other revenues	—	64	—	—	(5)	—
Total revenues	—	64	—	—	(8)	—

Distribution expenses	—	—	(27)	—	—	—
Benefits, claims, losses and settlement expenses	197	40	6	(61)	6	—
Amortization of DAC	18	7	58	(5)	10	—
Total expenses	215	47	37	(66)	16	—
Total	$(215)	$17	$(37)	$66	$(24)	$—
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2016	2015
	(in billions)
Beginning balance	$180.5	$174.7
Net flows	10.2	11.1
Market appreciation (depreciation) and other	10.4	(5.3)
Ending balance	$201.1	$180.5

Advisory wrap account assets ending balance (1)	$198.9	$178.9
Average advisory wrap account assets (2)	$187.3	$178.5

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

Asset Management
The following table presents managed assets by type:

	December 31,		Change		Average (1)		Change
					December 31,
	2016	2015			2016	2015
	(in billions)
Equity	$240.0	$255.5	$(15.5)	(6)%	$242.7	$271.5	$(28.8)	(11)%
Fixed income	175.9	176.6	(0.7)	—	179.0	188.1	(9.1)	(5)
Money market	6.3	7.5	(1.2)	(16)	7.1	6.8	0.3	4
Alternative	7.4	8.2	(0.8)	(10)	7.5	7.9	(0.4)	(5)
Hybrid and other	24.8	24.1	0.7	3	24.5	22.2	2.3	10
Total managed assets	$454.4	$471.9	$(17.5)	(4)%	$460.8	$496.5	$(35.7)	(7)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following tables present the changes in global managed assets:

	Years Ended December 31,
	2016	2015
	(in billions)
Global Retail Funds
Beginning assets	$263.9	$281.5
Inflows	52.2	54.2
Acquisition related inflows (1)	1.0	—
Outflows	(63.5)	(67.4)
Net VP/VIT fund flows	(2.0)	(0.7)
Net new flows	(12.3)	(13.9)
Reinvested dividends	8.1	13.4
Net flows	(4.2)	(0.5)
Distributions	(9.9)	(16.4)
Market appreciation and other (2)(4)	15.2	1.3
Foreign currency translation (3)(4)	(5.1)	(2.0)
Total ending assets	259.9	263.9

Global Institutional
Beginning assets	208.0	224.1
Inflows	24.1	27.3
Outflows	(38.5)	(42.6)
Net flows	(14.4)	(15.3)
Market appreciation and other (4)(5)(6)	13.5	3.7
Foreign currency translation (3)(4)	(12.6)	(4.5)
Total ending assets	194.5	208.0
Total managed assets	$454.4	$471.9
Total net flows	$(18.6)	$(15.8)

Former Parent Company Related (7)(8)
Retail net new flows	$(1.3)	$(2.3)
Institutional net new flows	(8.9)	(12.7)
Total net new flows	$(10.2)	$(15.0)
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
(8) Prior period former parent company related net new flows were restated to include additional Former Parent Company net new flows that were previously not considered. The change was a decrease of $296 million and $215 million for the years ended December 31, 2016 and 2015, respectively.
Total segment AUM decreased $17.5 billion, or 4%, during the year ended December 31, 2016 driven by net outflows, a negative impact of foreign currency translation and retail fund distributions, partially offset by market appreciation and other. Total segment AUM net outflows were $18.6 billion for the year ended December 31, 2016, which included $10.2 billion of outflows of former parent-related assets.
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
Global institutional AUM decreased $13.5 billion, or 6%, during the year ended December 31, 2016 due to net outflows of $14.4 billion and a $12.6 billion negative impact of foreign currency translation, partially offset by market appreciation and other. Global institutional net outflows included $0.7 billion from the termination of a former subadvisor and $8.9 billion of outflows of former parent-related assets.
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
RiverSource fixed annuity account balances declined 6% to $10.0 billion at December 31, 2016 compared to the prior year as older policies continued to lapse and new sales were limited due to low interest rates.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $78 million, or 3%, to $2.5 billion for the year ended December 31, 2016 compared to the prior year primarily due to lower management and financial advice fees, distribution fees and net investment income, partially offset by higher other revenues.
Management and financial advice fees decreased $23 million, or 3%, to $732 million for the year ended December 31, 2016 compared to $755 million for the prior year due to lower fees on variable annuities driven by lower average separate account balances. Average variable annuity separate account balances decreased $2.6 billion, or 4%, from the prior year primarily due to net outflows.
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
Interest credited to fixed accounts decreased $22 million, or 4%, to $478 million for the year ended December 31, 2016 compared to $500 million for the prior year driven by lower average fixed annuity account balances, partially offset by higher average variable annuities fixed sub-account balances. Average fixed annuity account balances decreased $976 million, or 9%, to $10.3 billion for the year ended December 31, 2016 compared to the prior year as older policies continued to lapse and new sales were limited due to low interest rates. Average variable annuities fixed sub-account balances increased $179 million, or 4%, to $5.1 billion for the year ended December 31, 2016 compared to the prior year.
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
Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,		Change
	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$51	$55	$(4)	(7)%
Distribution fees	98	97	1	1
Net investment income	330	325	5	2
Premiums	1,286	1,253	33	3
Other revenues	476	401	75	19
Total revenues	2,241	2,131	110	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,241	2,131	110	5
Expenses
Distribution expenses	70	76	(6)	(8)
Interest credited to fixed accounts	175	164	11	7
Benefits, claims, losses and settlement expenses	1,325	1,299	26	2
Amortization of deferred acquisition costs	138	146	(8)	(5)
Interest and debt expense	25	23	2	9
General and administrative expense	245	225	20	9
Total expenses	1,978	1,933	45	2
Operating earnings	$263	$198	$65	33%
Our Protection segment pretax operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), increased $65 million, or 33%, to $263 million for the year ended December 31, 2016 compared to $198 million for the prior year primarily due to the impact of unlocking, lower auto and home losses and an $11 million unfavorable impact related to a reinsurance premium correction in the prior year, partially offset by a $28 million favorable impact in the prior year from updating future experience assumptions related to life rider benefits.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $110 million, or 5%, to $2.2 billion for the year ended December 31, 2016 compared to $2.1 billion for the prior year primarily due to the impact of unlocking and an increase in premiums.
Premiums increased $33 million, or 3%, to $1.3 billion for the year ended December 31, 2016 compared to the prior year primarily due to rate increases on our auto and home policies.
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

Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $45 million, or 2%, to $2.0 billion for the year ended December 31, 2016 compared to $1.9 billion for the prior year primarily due to the impact of unlocking and an increase in general and administrative expense.
Benefits, claims, losses and settlement expenses increased $26 million, or 2%, to $1.3 billion for the year ended December 31, 2016 compared to $1.3 billion for the prior year primarily reflecting the following items:

•
Benefits, claims, losses and settlement expenses for the year ended December 31, 2016 included a $40 million expense from unlocking primarily reflecting continued low interest rates and unfavorable mortality experience. Benefits, claims, losses and settlement expenses for the prior year included a $6 million expense from unlocking.

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

General and administrative expense increased $20 million, or 9%, to $245 million for the year ended December 31, 2016 compared to $225 million for the prior year primarily due to an increase in staff and investments in our auto and home business.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,		Change
	2016	2015
	(in millions)
Revenues
Net investment income	$123	$133	$(10)	(8)%
Premiums	110	110	—	—
Other revenues	5	13	(8)	(62)
Total revenues	238	256	(18)	(7)
Banking and deposit interest expense	1	—	1	NM
Total net revenues	237	256	(19)	(7)
Expenses
Distribution expenses	(42)	(17)	(25)	NM
Benefits, claims, losses and settlement expenses	294	239	55	23
Amortization of deferred acquisition costs	63	9	54	NM
Interest and debt expense	27	31	(4)	(13)
General and administrative expense	254	208	46	22
Total expenses	596	470	126	27
Operating loss	$(359)	$(214)	$(145)	68%
NM Not Meaningful.
Our Corporate & Other segment pretax operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax operating loss increased $145 million, or 68%, to $359 million for the year ended December 31, 2016 compared to $214 million for the prior year primarily due to loss recognition of $31 million on LTC insurance products in 2016, a $29 million increase in LTC reserves from a correction related to our claim utilization factor in 2016 and an increase in general and administrative expense.
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, and the impact of CIEs, decreased $10 million, or 8%, to $123 million for the year ended December 31, 2016 compared to $133 million for the prior year primarily due to higher losses related to investments in affordable housing partnerships.

Other revenues, which exclude the impact of CIEs, decreased $8 million, or 62%, to $5 million for the year ended December 31, 2016 compared to $13 million for the prior year due to a $4 million loss on the sale of real estate in the second quarter of 2016 and a $7 million gain on the sale of a building in the second quarter of 2015.
Distribution expenses decreased $25 million to a benefit of $42 million for the year ended December 31, 2016 compared to a benefit of $17 million for the prior year primarily due to a $27 million benefit related to the release of the deferred reinsurance liability in connection with loss recognition testing of LTC insurance products in 2016.
Benefits, claims, losses and settlement expenses increased $55 million, or 23%, to $294 million for the year ended December 31, 2016 compared to $239 million for the prior year primarily due to a $39 million increase in LTC reserves in 2016. The LTC reserves in 2016 increased primarily due to a $29 million out-of-period correction related to our claim utilization factor, a $5 million out-of-period correction related to our waiver of premium claim reserve and a $5 million impact from assumption changes for our active life reserve valuation.
Amortization of DAC increased $54 million to $63 million for the year ended December 31, 2016 compared to $9 million for the prior year primarily due to the impact of unlocking in 2016, which reflected the DAC write-off of $58 million in connection with the loss recognition on LTC insurance products due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases.
General and administrative expense, which excludes integration and restructuring charges and the impact of CIEs, increased $46 million, or 22%, to $254 million for the year ended December 31, 2016 compared to $208 million for the prior year primarily due to $30 million of incremental expense related to the planning and implementation of the Department of Labor fiduciary standard, a $10 million increase in severance expense compared to the prior year and a $14 million expense from the resolution of a legacy legal matter related to the hedge fund business, partially offset by lower performance-based compensation.
Fair Value Measurements
We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 14 to the Consolidated Financial Statements for additional information on our fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2017. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $272 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2017 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the year ended December 31, 2017. At December 31, 2017 and 2016, we had $2.5 billion and $2.3 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $750 million that expires in October 2022. Under the terms of the credit agreement, we can increase this facility to $1 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2017, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at December 31, 2017.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both December 31, 2017 and 2016 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of both December 31, 2017 and 2016, we had borrowings of $150 million from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. (“AFSI”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our Auto and Home insurance subsidiary, IDS Property Casualty Insurance Company (“IDS Property Casualty”), doing business as Ameriprise Auto & Home Insurance, our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, and Ameriprise International Holdings GmbH, which is the parent company of Threadneedle Asset Management Holdings Sàrl. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions)
RiverSource Life (1)(2)	$2,451	$3,052	$562	$606
RiverSource Life of NY (1)(2)	269	323	36	38
IDS Property Casualty (1)(3)	781	800	214	213
Ameriprise Insurance Company (1)(3)	48	47	3	2
ACC (4)(5)	365	335	343	317
Threadneedle Asset Management Holdings Sàrl (6)	426	360	170	149
Ameriprise National Trust Bank (7)	22	22	10	10
AFSI (3)(4)	63	77	#	#
Ameriprise Captive Insurance Company (3)	51	51	8	9
Ameriprise Trust Company (3)	31	29	27	24
AEIS (3)(4)	125	107	22	19
RiverSource Distributors, Inc. (3)(4)	12	11	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	16	14	#	#
Investment Professionals, Inc. (8)	2	—	#	—
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2017 and 2016.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at December 31, 2017 represent calculations at September 30, 2017 of the rule based requirements, as specified by FCA regulations.
(7) Ameriprise National Trust Bank is required to maintain capital in compliance with the Office of the Comptroller of the Currency (“OCC”) regulations and policies.
(8) Investment Professionals, Inc. was acquired by AMPF Holding Corporation on July 1, 2017.
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
The new Tax Act had an unfavorable impact of approximately $0.3 billion on combined RiverSource Life actual capital as of December 31, 2017. While we took a one time charge in the fourth quarter for the new Tax Act, we expect ongoing benefit from tax reform to be positive as the lower tax rate will provide additional opportunity for further free cash and capital generation.

During the year ended December 31, 2017, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.7 billion and contributed cash to its subsidiaries of $79 million. During the year ended December 31, 2016, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.7 billion and contributed cash to its subsidiaries of $197 million.
The table below presents the historical subsidiary capacity for dividend to the parent holding company in each of the years ended December 31:

	2017	2016	2015
	(in millions)
RiverSource Life (1)	$700	$1,033	$1,412
Ameriprise National Trust Bank	5	—	—
ACC (2)	37	17	26
Columbia Management Investment Advisers, LLC	388	296	503
Columbia Management Investment Services Corporation	25	18	14
Ameriprise International Holdings GmbH	367	233	172
Ameriprise Trust Company	4	5	6
IDS Property Casualty (3)	—	—	11
Ameriprise Captive Insurance Company	64	64	64
RiverSource Distributors, Inc.	12	14	14
AMPF Holding Corporation	752	587	572
Total dividend capacity	$2,354	$2,267	$2,794
(1) RiverSource Life dividends in excess of statutory unassigned funds require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. In addition, dividends whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (1) the previous year’s statutory net gain from operations or (2) 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. For dividends exceeding these thresholds, RiverSource Life provided notice to the Minnesota Department of Commerce and received responses indicating that it did not object to the payment of these dividends. Total dividend capacity for RiverSource Life represents dividends paid during year ended December 31 along with any unpaid ordinary dividend capacity, subject to unassigned funds limitation.
(2) The dividend capacity for ACC is based on capital held in excess of regulatory requirements.
(3) The dividend capacity for IDS Property Casualty is based on the lesser of (1) 10% of the previous year-end capital and surplus or (2) the greater of (a) net income (excluding realized gains) of the previous year or (b) the aggregate net income of the previous three years excluding realized gains less any dividends paid within the first two years of the three-year period. Dividends that, together with the amount of other distributions made within the preceding 12 months, exceed this statutory limitation are referred to as “extraordinary dividends” and require advance notice to the Office of the Commissioner of Insurance of the State of Wisconsin, the primary state regulator of IDS Property Casualty, and are subject to potential disapproval. Total dividend capacity for IDS Property Casualty represents dividends paid during year ended December 31 along with any unpaid ordinary dividend capacity.
The following table presents cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2017	2016	2015
	(in millions)
RiverSource Life	$700	$1,000	$800
Ameriprise National Trust Bank	—	9	—
ACC	10	(33)	(3)
Columbia Management Investment Advisers, LLC (“CMIA”)	298	190	375
Ameriprise International Holdings GmbH	109	—	—
IDS Property Casualty	—	(118)	(175)
Ameriprise Advisor Capital, LLC	(70)	(46)	(72)
RiverSource Distributors, Inc.	—	3	—
Ameriprise Captive Insurance Company	5	—	15
AMPF Holding Corporation	614	450	421
Total	$1,666	$1,455	$1,361

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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $502 million and $489 million for the years ended December 31, 2017 and 2016, respectively. On January 24, 2018, we announced a quarterly dividend of $0.83 per common share. The dividend will be paid on February 28, 2018 to our shareholders of record at the close of business on February 16, 2018.
In December 2015, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through December 31, 2017, which was exhausted in the third quarter 2017. In April 2017, our Board of Directors authorized us to repurchase up to an additional $2.5 billion of our common stock through June 30, 2019. As of December 31, 2017, we had $2.1 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase programs do not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase programs may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2017, we repurchased a total of 9.9 million shares of our common stock at an average price of $135.58 per share.
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
Operating Activities
Net cash provided by operating activities decreased $652 million to $1.7 billion for the year ended December 31, 2017 compared to $2.4 billion for the prior year primarily due to a $263 million increase in income taxes paid and a $508 million decrease in cash from changes in brokerage deposits.
Net cash provided by operating activities decreased $338 million to $2.4 billion for the year ended December 31, 2016 compared to $2.7 billion for the prior year primarily due to higher cash outflows related to derivatives, as well as a decrease in cash from lower fee revenue net of related expenses.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities decreased $606 million to $199 million for the year ended December 31, 2017 compared to $805 million for the prior year primarily due to a $1.1 billion decrease in cash used for purchases of Available-for-Sale securities, partially offset by a $495 million decrease in net cash related to changes in investments of CIEs.
Net cash used in investing activities increased $296 million to $805 million for the year ended December 31, 2016 compared to $509 million for the prior year primarily due to a $1.9 billion increase in cash used for purchases of Available-for-Sale securities, partially offset by a $1.2 billion increase in net cash related to changes in investments of CIEs primarily reflecting the CIE deconsolidation, a $179 million increase in proceeds from sales, maturities and repayments of mortgage loans reflecting the sale of a portion of our consumer loans in the first quarter of 2016 and a $107 million decrease in funding of mortgage loans.
Financing Activities
Net cash used in financing activities increased $643 million to $1.8 billion for the year ended December 31, 2017 compared to $1.1 billion for the prior year primarily due to the issuance of $500 million of long-term debt in 2016 and a $632 million decrease in net cash inflows related to investment certificates, partially offset by a $246 million decrease in repayments of long-term debt.
Net cash used in financing activities decreased $1.3 billion to $1.1 billion for the year ended December 31, 2016 compared to $2.4 billion for the prior year. Net cash inflows related to investment certificates increased $465 million compared to the prior year due to higher proceeds from additions, partially offset by higher maturities, withdrawals and cash surrenders. Cash outflows from surrenders and other benefits of policyholder account balances decreased $782 million compared to the prior year. During the year ended December 31, 2016, we repaid the remaining $245 million of our junior subordinated notes due 2066. In the third quarter of 2016, we issued $500 million of unsecured senior notes due 2026. Net cash outflows related to noncontrolling interests decreased $160 million compared to the prior year reflecting the CIE deconsolidation. Net cash outflows related to borrowings of CIEs was $517 million for the year ended December 31, 2016 compared to net cash inflows of $931 million for the prior year primarily reflecting the CIE deconsolidation.

Contractual Commitments
The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. The table excludes obligations of CIEs as they are not direct obligations of the Company and have recourse only to the assets of the CIEs. Estimated cash payments due by period as of December 31, 2017 were as follows:

	Total	2018	2019-2020	2021-2022	2023 and Thereafter
	(in millions)
Balance Sheet
Long-term debt (1)	$2,888	$13	$1,075	$—	$1,800
Insurance and annuities (2)	50,007	2,798	4,927	4,294	37,988
Investment certificates (3)	6,400	6,109	291	—	—
Deferred premium options (4)	1,706	233	513	437	523
Affordable housing and other real estate partnerships (5)	123	84	32	3	4
Off-Balance Sheet
Operating lease obligations	315	69	106	62	78
Purchase obligations (6)	806	290	392	103	21
Interest on long-term debt (7)	562	129	190	130	113
Total	$62,807	$9,725	$7,526	$5,029	$40,527
(1) See Note 13 to our Consolidated Financial Statements for more information about our long-term debt. Amounts include obligations under capital leases.
(2) These scheduled payments are represented by reserves of approximately $29.9 billion at December 31, 2017 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. The estimated payments are presented gross before reinsurance. The scheduled payments are undiscounted and exceed the corresponding liability at December 31, 2017. Actual payment obligations may differ if experience varies from these assumptions. As of December 31, 2017, the projected period for which cash payments will be made is 40 years. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.
(3) The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.
(4) The fair value of these commitments included on the Consolidated Balance Sheets was $1.5 billion as of December 31, 2017. See Note 16 to our Consolidated Financial Statements for more information about our deferred premium options.
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
(6) Purchase obligations include the minimum contractual amounts by period under contracts that were in effect at December 31, 2017. Many of the purchase agreements giving rise to these purchase obligations include termination clauses that may require payment of termination fees if the agreements are terminated by us without cause prior to their stated expiration; however, the table reflects the amounts to be paid assuming the contracts are not terminated.
(7) Interest on long-term debt was estimated based on rates in effect as of December 31, 2017.
In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. In 2018, we expect to contribute $26 million to our pension plans and $1 million to our defined benefit postretirement plans. See Note 22 to our Consolidated Financial Statements for additional information.
Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $33 million at December 31, 2017. For additional information relating to these contractual commitments, see Note 23 to our Consolidated Financial Statements.
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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor and other rules and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts;

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

•
experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products (including, but not limited to, variable annuities and long term care policies), or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders, or from assumptions regarding interest rates assumed in the Company's loss recognition testing of its long term care business, or from assumptions regarding anticipated claims and losses relating to the Company’s automobile and home insurance products;

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the ongoing negotiations following the June 2016 UK referendum on membership in the European Union and the uncertain regulatory environment in the U.S. after the recent U.S. election), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

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
RiverSource Life has the following variable annuity guarantee benefits: guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying invested assets.
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
To evaluate interest rate and equity price risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, indexed annuities, stock market certificates, indexed universal life insurance and the associated hedge assets, we assume no change in implied market volatility despite the 10% drop in equity prices.

The following tables present our estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2017:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(266)	$5	$(261)
DAC and DSIC amortization (2)(3)	(128)	—	(128)
Variable annuity riders:
GMDB and GMIB (3)	(29)	—	(29)
GMWB	(361)	173	(188)
GMAB	(21)	21	—
DAC and DSIC amortization (4)	N/A	N/A	3
Total variable annuity riders	(411)	194	(214)
Macro hedge program (5)	—	38	38
Indexed annuities	1	(1)	—
Certificates	2	(2)	—
Indexed universal life insurance	64	(50)	14
Total	$(738)	$184	$(551)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(52)	$—	$(52)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	979	(1,050)	(71)
GMAB	19	(20)	(1)
DAC and DSIC amortization (4)	N/A	N/A	12
Total variable annuity riders	998	(1,070)	(60)
Macro hedge program (5)	—	(1)	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	88	—	88
Brokerage client cash balances	118	—	118
Certificates	2	—	2
Indexed universal life insurance	95	2	97
Total	$1,249	$(1,069)	$192
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
The above results compare to an estimated negative net impact to pretax income of $490 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $297 million related to a 100 basis point increase in interest rates as of December 31, 2016. The change in the equity price exposure related to asset-based management and distribution fees is primarily the result of higher assets under management. The change in interest rate exposure related to variable annuity riders is primarily the result of changes in market rates. The change in interest rate exposure related to brokerage client cash balances is primarily driven by a change in expected product economics given the higher short-term interest rate environment.
Net impacts shown in the above table from GMWB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with risk margins incorporated in contractholder behavior assumptions and with discount rates increased to reflect a current market estimate of our risk of nonperformance specific to these liabilities. The Company’s hedging is based on our determination of economic risk, which excludes certain items in the liability valuation including the nonperformance spread risk.
Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10%; that management does not increase assumed equity asset growth rates to anticipate recovery of the drop in equity values when valuing DAC, DSIC and the liability values associated with GMDB, GMIB and the life contingent benefits associated with GMWB; and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, we have not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor have we tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. At December 31, 2017, the value of our assets under management was $714.3 billion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not currently hedge the interest rate or equity price risk of this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities at December 31, 2017 was $80.3 billion. These contract values include GMWB and GMAB contracts which were $46.9 billion and $3.1 billion, respectively, at December 31, 2017. At December 31, 2017, reserves for GMWB were liabilities of $463 million and reserves for GMAB were assets of $80 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. At December 31, 2017, the reserve for GMDB and GMIB was a liability of $23 million.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $29.9 billion in policyholder account balances, future policy benefits and claims on our Consolidated Balance Sheets at December 31, 2017, $19.0 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2019 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.9 billion and 4.4%, respectively, as of December 31, 2017. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.6 billion and had a weighted average yield of 2.8% as of December 31, 2017. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2017 was approximately 2.7%.
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
The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2017 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$1.8	$0.2	$0.4	$0.1	$2.5
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	8.7	—	—	—	8.7
4% - 5.00%	5.5	—	—	—	5.5
Total	$16.5	$0.2	$0.4	$0.1	$17.2
Percentage of Account Values That Reset In:
Next 12 months (1)	98%	80%	21%	63%	96%
> 12 months to 24 months (2)	2	1	17	32	2
> 24 months (2)	—	19	62	5	2
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.

Equity Indexed Annuities
Our equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index, which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2017, we had $22 million in liabilities related to equity indexed annuities. We discontinued new sales of equity indexed annuities in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, we purchase futures, which generate returns to replicate what we must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial at December 31, 2017.
Fixed Index Annuities
In November 2017, we began offering a fixed index annuity product which is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). We offer S&P 500® Index and MSCI® EAFE Index account options. Both options offer two crediting durations, one-year and two-year. The contractholder may allocate all or a portion of the policy value to a fixed or indexed account. The contractholder can choose to add a GMWB for life rider for an additional fee. As of December 31, 2017, we had $2 million in liabilities related to fixed index annuities.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. Most of the proceeds received from fixed index annuities are invested in fixed income securities. To hedge the equity exposure, a portion of the investment earnings received from the fixed income securities is used to purchase call spreads and futures which generate returns to replicate what we must credit to client accounts.
Interest Rate Risk
As mentioned above, most of the proceeds received from fixed index annuities are invested in fixed income securities with the return on those investments intended to fund the purchase of call spreads. There are two risks relating to interest rates. First, we have the risk that investment returns are such that we do not have enough investment income to purchase the needed call spreads. Second, in the event the policy is surrendered, we pay out a book value surrender amount and there is a risk that we will incur a loss upon having to sell the fixed income securities backing the liability (if interest rates have risen). This risk is not currently hedged.
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
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 48 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $10.3 billion in customer deposits at December 31, 2017, $5.8 billion related to reserves for our fixed rate certificate products.

Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. At December 31, 2017, we had $530 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial at December 31, 2017.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). We offer an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. At December 31, 2017, we had $1.3 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds (“GBP”) related to our net investment in Threadneedle, which was 732 million GBP at December 31, 2017. Our primary exposure related to operations in foreign countries is to the GBP, the Euro and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. At December 31, 2017, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2017, our largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 to our Consolidated Financial Statements for additional information on reinsurance.

Ameriprise Financial, Inc.

Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 22, 2018
We have served as the Company’s auditor since 2010.

Ameriprise Financial, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$6,392	$5,778	$5,950
Distribution fees	1,770	1,795	1,847
Net investment income	1,509	1,576	1,688
Premiums	1,394	1,491	1,455
Other revenues	1,010	1,095	1,260
Total revenues	12,075	11,735	12,200
Banking and deposit interest expense	48	39	30
Total net revenues	12,027	11,696	12,170
Expenses
Distribution expenses	3,399	3,202	3,276
Interest credited to fixed accounts	656	623	668
Benefits, claims, losses and settlement expenses	2,233	2,646	2,261
Amortization of deferred acquisition costs	267	415	354
Interest and debt expense	207	241	387
General and administrative expense	3,051	2,977	3,082
Total expenses	9,813	10,104	10,028
Pretax income	2,214	1,592	2,142
Income tax provision	734	278	455
Net income	1,480	1,314	1,687
Less: Net income attributable to noncontrolling interests	—	—	125
Net income attributable to Ameriprise Financial	$1,480	$1,314	$1,562

Earnings per share
Basic	$9.60	$7.90	$8.60
Diluted	$9.44	$7.81	$8.48

Cash dividends declared per common share	$3.24	$2.92	$2.59

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(1)	$(2)	$(8)
Portion of loss recognized in other comprehensive income (before taxes)	—	1	—
Net impairment losses recognized in net investment income	$(1)	$(1)	$(8)
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Net income	$1,480	$1,314	$1,687
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8)	(76)	(90)
Net unrealized gains (losses) on securities	7	47	(360)
Net unrealized gains (losses) on derivatives	3	4	1
Defined benefit plans	28	(34)	(20)
Other	(1)	—	—
Total other comprehensive income (loss), net of tax	29	(59)	(469)
Total comprehensive income	1,509	1,255	1,218
Less: Comprehensive income attributable to noncontrolling interests	—	—	65
Comprehensive income attributable to Ameriprise Financial	$1,509	$1,255	$1,153
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,484	$2,318
Cash of consolidated investment entities	136	168
Investments	35,925	35,834
Investments of consolidated investment entities, at fair value	2,131	2,254
Separate account assets	87,368	80,210
Receivables	5,760	5,299
Receivables of consolidated investment entities, at fair value	25	11
Deferred acquisition costs	2,676	2,648
Restricted and segregated cash and investments	3,147	3,331
Other assets	7,818	7,748
Total assets	$147,470	$139,821

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,904	$30,202
Separate account liabilities	87,368	80,210
Customer deposits	10,303	10,036
Short-term borrowings	200	200
Long-term debt	2,891	2,917
Debt of consolidated investment entities, at fair value	2,208	2,319
Accounts payable and accrued expenses	1,960	1,727
Other liabilities	6,575	5,823
Other liabilities of consolidated investment entities, at fair value	63	95
Total liabilities	141,472	133,529

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 327,506,935 and 324,006,315, respectively)	3	3
Additional paid-in capital	8,085	7,765
Retained earnings	11,329	10,351
Treasury shares, at cost (180,872,271 and 169,246,411 shares, respectively)	(13,648)	(12,027)
Accumulated other comprehensive income, net of tax	229	200
Total equity	5,998	6,292
Total liabilities and equity	$147,470	$139,821
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Equity

	Ameriprise Financial, Inc.								Non-controlling Interests	Total
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com-prehensive Income	Total Ameriprise Financial, Inc. Shareholders’ Equity
	(in millions, except share data)
Balances at January 1, 2015	183,109,509	$3	$7,345	$8,443	$234	$(8,589)	$662	$8,098	$1,181	$9,279
Comprehensive income:
Net income	—	—	—	1,562	—	—	—	1,562	125	1,687
Other comprehensive loss, net of tax	—	—	—	—	—	—	(409)	(409)	(60)	(469)
Total comprehensive income								1,153	65	1,218
Net loss reclassified to appropriated retained earnings	—	—	—	—	(97)	—	—	(97)	97	—
Dividends to shareholders	—	—	—	(474)	—	—	—	(474)	—	(474)
Noncontrolling interests investments in subsidiaries	—	—	—	—	—	—	—	—	255	255
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(415)	(415)
Repurchase of common shares	(14,951,703)	—	—	—	—	(1,815)	—	(1,815)	—	(1,815)
Share-based compensation plans	2,875,454	—	266	(6)	—	66	—	326	5	331
Balances at December 31, 2015	171,033,260	3	7,611	9,525	137	(10,338)	253	7,191	1,188	8,379
Cumulative effect of change in accounting policies	—	—	—	1	(137)	—	6	(130)	(1,188)	(1,318)
Comprehensive income:
Net income	—	—	—	1,314	—	—	—	1,314	—	1,314
Other comprehensive loss, net of tax	—	—	—	—	—	—	(59)	(59)	—	(59)
Total comprehensive income								1,255	—	1,255
Dividends to shareholders	—	—	—	(489)	—	—	—	(489)	—	(489)
Repurchase of common shares	(18,367,742)	—	—	—	—	(1,751)	—	(1,751)	—	(1,751)
Share-based compensation plans	2,094,386	—	154	—	—	62	—	216	—	216
Balances at December 31, 2016	154,759,904	3	7,765	10,351	—	(12,027)	200	6,292	—	6,292
Comprehensive income:
Net income	—	—	—	1,480	—	—	—	1,480	—	1,480
Other comprehensive loss, net of tax	—	—	—	—	—	—	29	29	—	29
Total comprehensive income								1,509	—	1,509
Dividends to shareholders	—	—	—	(502)	—	—	—	(502)	—	(502)
Repurchase of common shares	(12,388,348)	—	—	—	—	(1,675)	—	(1,675)	—	(1,675)
Share-based compensation plans	4,263,108	—	320	—	—	54	—	374	—	374
Balances at December 31, 2017	146,634,664	$3	$8,085	$11,329	$—	$(13,648)	$229	$5,998	$—	$5,998
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Cash Flows from Operating Activities
Net income	$1,480	$1,314	$1,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	234	248	248
Deferred income tax expense (benefit)	156	(34)	(131)
Share-based compensation	121	134	145
Net realized investment (gains) losses	(50)	(16)	(14)
Net trading (gains) losses	(7)	(6)	(7)
Loss from equity method investments	117	54	14
Other-than-temporary impairments and provision for loan losses	—	4	9
Net (gains) losses of consolidated investment entities	5	(38)	(132)
Changes in operating assets and liabilities:
Restricted and segregated investments	(198)	(24)	(401)
Deferred acquisition costs	(35)	55	(7)
Other investments, net	4	14	81
Policyholder account balances, future policy benefits and claims, net	(441)	8	494
Derivatives, net of collateral	595	59	93
Receivables	(457)	(150)	(277)
Brokerage deposits	(198)	310	337
Accounts payable and accrued expenses	206	173	82
Investment properties of consolidated investment entities	—	—	(114)
Other operating assets and liabilities of consolidated investment entities, net	—	(9)	95
Other, net	169	257	489
Net cash provided by (used in) operating activities	1,701	2,353	2,691

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	454	366	294
Maturities, sinking fund payments and calls	4,957	4,421	4,542
Purchases	(5,419)	(6,498)	(4,562)
Proceeds from sales, maturities and repayments of mortgage loans	699	810	631
Funding of mortgage loans	(479)	(451)	(558)
Proceeds from sales and collections of other investments	269	253	236
Purchase of other investments	(487)	(291)	(306)
Purchase of investments by consolidated investment entities	(1,268)	(845)	(2,678)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,349	1,421	2,009
Purchase of land, buildings, equipment and software	(162)	(92)	(133)
Other, net	(112)	101	16
Net cash provided by (used in) investing activities	$(199)	$(805)	$(509)
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2017	2016	2015
	(in millions)

Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$4,725	$4,250	$3,139
Maturities, withdrawals and cash surrenders	(4,262)	(3,155)	(2,509)
Policyholder account balances:
Deposits and other additions	2,059	2,086	2,061
Net transfers to (from) separate accounts	(157)	127	(171)
Surrenders and other benefits	(1,893)	(1,932)	(2,714)
Cash paid for purchased options with deferred premiums	(282)	(341)	(392)
Cash received from purchased options with deferred premiums	116	276	16
Issuance of long-term debt, net of issuance costs	—	496	—
Repayments of long-term debt	(11)	(257)	(409)
Change in short-term borrowings, net	—	(1)	(1)
Dividends paid to shareholders	(491)	(479)	(465)
Repurchase of common shares	(1,485)	(1,707)	(1,741)
Exercise of stock options	15	9	16
Borrowings by consolidated investment entities	—	—	1,650
Repayments of debt by consolidated investment entities	(118)	(517)	(719)
Noncontrolling interests investments in subsidiaries	—	—	255
Distributions to noncontrolling interests	—	—	(415)
Other, net	(1)	3	3
Net cash provided by (used in) financing activities	(1,785)	(1,142)	(2,396)
Effect of exchange rate changes on cash	35	(75)	(21)
Net increase (decrease) in cash, cash equivalents and restricted cash	(248)	331	(235)
Cash, cash equivalents and restricted cash at beginning of period	5,392	5,407	5,642
Net cash outflows upon the deconsolidation of VIEs	—	(346)	—
Cash, cash equivalents and restricted cash at end of period	$5,144	$5,392	$5,407

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$181	$163	$186
Interest paid by consolidated investment entities	88	127	257
Income taxes paid, net	418	155	439
Non-cash investing activity:
Partnership commitments not yet remitted	9	108	45

		December 31, 2017	December 31, 2016
		(in millions)

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents		$2,484	$2,318
Cash of consolidated investment entities		136	168
Restricted and segregated cash and investments		3,147	3,331
Less: Restricted and segregated investments		(623)	(425)
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows		$5,144	$5,392
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
In 2017, the Company recorded the following out-of-period corrections:

•	an $87 million decrease to other comprehensive income (“OCI”) related to deferred taxes on currency translations adjustments.

•
a $12 million out-of-period correction related to a variable annuity model assumption that decreased amortization of deferred acquisition costs (“DAC”) by $8 million and decreased benefits, claims, losses and settlement expenses by $4 million.

•	a $20 million decrease to income tax provision for a reversal of a tax reserve.
In 2016, the Company recorded a $29 million increase to long term care (“LTC”) reserves for an out-of-period correction related to its claim utilization factor.
In 2015, the Company recorded a capital lease that had previously been incorrectly recorded as an operating lease for Ameriprise Financial Center. The cumulative adjustment included a capital lease asset of $70 million, net of accumulated depreciation, and a related capital lease obligation of $60 million and a $10 million increase in pretax income. The lease term for the Ameriprise Financial Center began in November 2000 and extends for 20 years, with several options to extend the term.
The impact of these out-of-period corrections was not material to current or prior period financial statements.
2. Summary of Significant Accounting Policies
Principles of Consolidation
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
The consolidation guidance has a scope exception for reporting entities with interests in registered money market funds which do not have an explicit support agreement.
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
Cash and Cash Equivalents
Cash equivalents include time deposits and other highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less.
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
When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions exist, an other-than-temporary impairment is considered to have occurred and the Company recognizes an other-than-temporary impairment for the difference between the investment’s amortized cost and its fair value through earnings. For securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in OCI, net of impacts to DAC, DSIC, unearned revenue, benefit reserves, reinsurance recoverables and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost and the cash flows expected to be collected is accreted as interest income if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in OCI.
The Company provides a supplemental disclosure on the face of its Consolidated Statements of Operations that presents: (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment losses recognized in OCI. The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in OCI includes: (i) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and (ii) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Consolidated Statements of Operations as the portion of other-than-temporary losses recognized in OCI excludes subsequent increases and decreases in the fair value of these securities.
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
Factors the Company considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: (i) the extent to which the market value is below amortized cost; (ii) the duration of time in which there has been a significant decline in value; (iii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iv) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-

than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and the Company’s position in the debtor’s overall capital structure.
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
Financing Receivables
Commercial Mortgage Loans, Syndicated Loans, and Consumer Loans
Commercial mortgage loans, syndicated loans and consumer loans are reflected within investments at amortized cost less the allowance for loan losses. Syndicated loans represent the Company’s investment in below investment grade loan syndications. Consumer loans primarily consisted of residential mortgage loans at December 31, 2016. Interest income is accrued on the unpaid principal balances of the loans as earned.
Other Loans
Other loans consist of policy and certificate loans, advisor loans and brokerage margin loans. When originated, policy and certificate loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to policy and certificate loans, the Company does not record an allowance for loan losses. Policy and certificate loans are reflected within investments at the unpaid principal balance, plus accrued interest.
The Company offers loans to financial advisors primarily for recruiting, transitional cost assistance and retention purposes. These loans are generally repaid over a five to nine-year period. Advisor loans are recorded within receivables at principal less an allowance for loan losses. Interest income is recognized as earned and reflected in other revenues. Recoverability of these loans is assessed through analysis of financial advisor retention, loan collection and other criteria. In the event that the financial advisor is no longer affiliated with the Company, any unpaid balance of such loan becomes immediately due.
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
In determining the allowance for loan losses for advisor loans, the Company considers its historical collection experience as well as other factors including amounts due at termination, the reasons for the terminated relationship, length of time since termination, and the former financial advisor’s overall financial position. Concerns regarding the recoverability of these loans primarily arise in the event that the financial advisor is no longer affiliated with the Company. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of the loan is written-off and the related allowance is reduced. The provision for loan losses on advisor loans is recorded in distribution expenses.
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
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years. At December 31, 2017 and 2016, land, buildings, equipment and software were $626 million and $607 million, respectively, net of accumulated depreciation of $1.9 billion and $1.8 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $141 million, $149 million and $150 million, respectively. Capitalized lease assets, net of accumulated depreciation, are included in land, buildings, equipment and software, and capital lease obligations are included in long-term debt.
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
The equity component of indexed annuities, indexed universal life (“IUL”) and stock market certificate obligations are considered embedded derivatives. Additionally, certain annuities contain guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.
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
The Company monitors other DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin, variable annuity benefit utilization and maintenance expense levels each quarter and, when assessed independently, each could impact the Company’s DAC balances.
The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless the Company’s management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.
Non-Traditional Long-Duration Products
For non-traditional long-duration products (including variable and fixed deferred annuity contracts, universal life (“UL”) and variable universal life (“VUL”) insurance products), DAC are amortized based on projections of estimated gross profits (“EGPs”) over amortization periods equal to the approximate life of the business.
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts) and are management’s best estimates. Management regularly monitors financial market conditions and actual contractholder and policyholder behavior experience and compares them to its assumptions. These assumptions are updated whenever it appears that earlier estimates should be revised. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made. At each balance sheet date, the DAC balance is adjusted for the effect that would result from the realization of unrealized gains or losses impacting EGPs, with the related change recognized through AOCI.
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
Traditional Long-Duration Products
For traditional long-duration products (including traditional life and disability income (“DI”) insurance products), DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium paying period. The assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities.
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
Reinsurance
The Company cedes insurance risk to other insurers under reinsurance agreements. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term.

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
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the risks associated with non-traditional and traditional long-duration products and short-duration products. Reserves for non-traditional long-duration products include the liabilities related to guaranteed benefit provisions added to variable annuity contracts, variable and fixed annuity contracts and UL and VUL policies and the embedded derivatives related to variable annuity contracts, indexed annuities and IUL insurance. Reserves for traditional long-duration products are established to provide adequately for future benefits and expenses for term life, whole life, DI and long term care (“LTC”) insurance products. Reserves for short-duration products are established to provide adequately for incurred losses primarily related to auto and home policies.
Changes in future policy benefits and claims are reflected in earnings in the period adjustments are made. Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL policies, liabilities for guaranteed benefits associated with variable annuities and embedded derivatives for variable annuities, indexed annuities and IUL products.
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
Liabilities for indexed annuity products and indexed accounts of IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.
The guaranteed minimum death benefit (“GMDB”) and gain gross-up (“GGU”) liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).
If elected by the contract owner and after a stipulated waiting period from contract issuance, a guaranteed minimum income benefit (“GMIB”) guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. The GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated life based on expected assessments.
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
See Note 11 for information regarding variable annuity guarantees.
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions, indexed annuities and IUL fluctuate based on equity, interest rate and credit markets and the estimate of the Company’s nonperformance risk, which can cause these embedded derivatives to be either an asset or a liability. See Note 14 for information regarding the fair value measurement of embedded derivatives.
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
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and DI insurance policies are based on the net level premium and LTC policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.
For term life, whole life, DI and LTC policies, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests using best estimate assumptions without provisions for adverse deviation annually in the third quarter of each year unless management identifies a material deviation over the course of quarterly monitoring. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. The assumptions for LTC insurance products are management's best estimate as of the date of loss recognition and thus no longer provide for adverse deviations in experience.
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

Share-Based Compensation
The Company measures and recognizes the cost of share-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes the expense (net of estimated forfeitures) on a straight-line basis over the vesting period. Excess tax benefits or deficiencies are created upon distribution or exercise of awards. In 2016 and prior years, excess tax benefits were recognized in additional paid-in-capital and excess tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Beginning in 2017, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model. The Company recognizes the cost of share-based awards granted to independent contractors and performance share units granted to the Company’s Executive Leadership Team on a fair value basis until fully vested.
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
Changes in tax rates and tax law are accounted for in the period of enactment. Deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates and the effect is included in income from continuing operations. See Note 21 for further discussion on the enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) and the impact to the Company’s provision for income taxes for the year ended December 31, 2017.
Revenue Recognition
The Company’s management and financial advice fees are generally recognized when earned as the service is provided. A significant portion of the Company’s management fees are calculated as a percentage of the fair value of its managed assets. A large majority of the Company’s managed assets are valued by third party pricing service vendors based upon observable market data. The selection of the Company’s third party pricing service vendors and the reliability of their prices are subject to certain governance procedures, such as exception reporting, subsequent transaction testing, and annual due diligence of the Company’s vendors, which includes assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies and understanding of sources of market observable assumptions.
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
Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and updated future payment assumptions and a catch-up adjustment is recorded in the current period. In addition, the new effective yield, which reflects anticipated future payments, is used prospectively. Realized gains and losses on securities, other than trading securities and equity method investments, are recognized using the specific identification method on a trade date basis.
Premiums on auto and home insurance are net of reinsurance premiums and recognized ratably over the coverage period. Premiums on traditional life, health insurance and immediate annuities with a life contingent feature are net of reinsurance ceded and are recognized as revenue when due.
Variable annuity guaranteed benefit rider charges and cost of insurance charges on UL and VUL insurance (net of reinsurance premiums and cost of reinsurance for universal life insurance products) are recognized as revenue when assessed.
3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Statement of Cash Flows – Restricted Cash
In November 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the classification of restricted cash on the statement of cash flows. The update requires entities to include restricted cash and restricted cash equivalents in cash and cash equivalent balances on the statement of cash flows and disclose a reconciliation between the balances on the statement of cash flows and the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted the standard for the interim period ended March 31, 2017 on a retrospective basis. As a result of the adoption of the standard, restricted cash balances of $2.5 billion and $2.9 billion at December 31, 2017 and 2016, respectively, are included in the cash and cash equivalents balances on the Company’s consolidated statements of cash flows. The impact of the change in restricted cash resulted in a $358 million increase and a $66 million decrease to the Company’s operating cash flows for the years ended December 31, 2016 and 2015, respectively.
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
Compensation – Stock Compensation
In March 2016, the FASB updated the accounting standards related to employee share-based payments. The update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. This change is required to be applied prospectively to excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. No adjustment is recorded for any excess tax benefits or tax deficiencies previously recorded in additional paid in capital. The update also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This provision can be applied on either a prospective or retrospective basis. The update permits entities to make an accounting policy election to recognize forfeitures as they occur rather than estimating forfeitures to determine the recognition of expense for share-based payment awards. The standard is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company adopted the standard on January 1, 2017 on a prospective basis, except for the cash flow statement provision, which the Company applied on a retrospective basis. During periods in which the settlement date value differs materially from the grant date fair value of certain share-based payment awards, the Company may experience volatility in income tax recognized in its consolidated results of operations. During the year ended December 31, 2017, the Company recognized net excess tax benefits of $70 million as a reduction to the income tax provision in the consolidated statements of operations. The Company maintained its accounting policy of estimating forfeitures. As a result of the adoption of the standard, net excess tax benefits of $70 million, $14 million and $81 million for the years ended December 31, 2017, 2016 and 2015, respectively, are included in the Other, net line within operating cash flows on the Company’s consolidated statements of cash flows.
Consolidation
In February 2015, the FASB updated the accounting standard for consolidation. The update changes the accounting for the consolidation model for limited partnerships and VIEs and excludes certain money market funds from the consolidation analysis. Specific to the consolidation analysis of a VIE, the update clarifies consideration of fees paid to a decision maker and amends the related party guidance. The Company adopted the standard on January 1, 2016 using the modified retrospective approach. The adoption resulted in the deconsolidation of several CLOs and all property funds with a decrease of approximately $6.2 billion of assets, $4.9 billion of liabilities and $1.3 billion of equity (noncontrolling interests and appropriated retained earnings of consolidated investment entities). Effective January 1, 2016, intercompany amounts between the Company and the deconsolidated CLOs and property funds are no longer eliminated in consolidation.

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
Future Adoption of New Accounting Standards
Income Statement – Reporting Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in OCI. The update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the Tax Act. The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. The Company is currently evaluating the impact of the update on its consolidated financial condition.
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
Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB updated the accounting standards related to the recognition of income tax impacts on intra-entity transfers. The update requires entities to recognize the income tax consequences of intra-entity transfers, other than inventory, upon the transfer of the asset. The update requires the selling entity to recognize a current tax expense or benefit and the purchasing entity to recognize a deferred tax asset or liability when the transfer occurs. The standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the standard on January 1, 2018. The adoption of the standard did not have an impact on the Company’s consolidated results of operations or financial condition.
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
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the standard on January 1, 2018 using a modified retrospective approach. The adoption of the standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company adopted the revenue recognition guidance on a retrospective basis on January 1, 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the update did not have an impact on these revenues. The Company’s implementation efforts included the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The Company has determined that certain payments received primarily related to franchise advisor fees should be presented as revenue rather than a reduction of expense. The Company expects the impact of this change to be an increase to both revenues and expenses of approximately $95 million to $120 million on an annual basis for the years ended December 31, 2017 and 2016. The adoption of the standard will not have other material impacts on the Company’s consolidated results of operations and financial condition.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as collaterized loan obligations (“CLOs”), hedge funds, property funds, certain non-U.S. series funds (Open Ended Investment Companies and Societes d’Investissement A Capital Variable) and private equity funds (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its investment nor has the Company provided any support to these entities.
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
The Company's maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $6 million and $9 million as of December 31, 2017 and 2016, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The carrying value of the Company’s investment in property funds is reflected in other investments and was $24 million and $26 million as of December 31, 2017 and 2016, respectively.
Hedge Funds and Private Equity Funds
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $7 million and $13 million as of December 31, 2017 and 2016, respectively.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $25 million and $33 million as of December 31, 2017 and 2016, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $408 million and $482 million as of December 31, 2017 and 2016, respectively. The Company had a $97 million and $135 million liability recorded as of December 31, 2017 and 2016, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$27	$—	$27
Common stocks	18	8	4	30
Other investments	5	—	—	5
Syndicated loans	—	1,889	180	2,069
Total investments	23	1,924	184	2,131
Receivables	—	25	—	25
Total assets at fair value	$23	$1,949	$184	$2,156

Liabilities
Debt (1)	$—	$2,208	$—	$2,208
Other liabilities	—	63	—	63
Total liabilities at fair value	$—	$2,271	$—	$2,271

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$19	$—	$19
Common stocks	22	6	5	33
Other investments	4	—	—	4
Syndicated loans	—	1,944	254	2,198
Total investments	26	1,969	259	2,254
Receivables	—	11	—	11
Total assets at fair value	$26	$1,980	$259	$2,265

Liabilities
Debt (1)	$—	$2,319	$—	$2,319
Other liabilities	—	95	—	95
Total liabilities at fair value	$—	$2,414	$—	$2,414
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.3 billion as of December 31, 2017 and 2016, respectively.

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Corporate Debt Securities	Common Stocks		Syndicated Loans

Balance, January 1, 2017	$—	$5		$254
Total gains (losses) included in:
Net income	—	(1)	(1)	—
Purchases	—	3		146
Sales	(2)	(2)		(28)
Settlements	—	—		(70)
Transfers into Level 3	2	7		266
Transfers out of Level 3	—	(8)		(388)
Balance, December 31, 2017	$—	$4		$180

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2017	$—	$(1)	(1)	$(1)	(1)

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2016	$3		$529		$2,065		$(6,630)
Cumulative effect of change in accounting policies (2)	(2)		(304)		(2,065)		6,630
Balance, January 1, 2016, as adjusted	1		225		—		—
Total gains (losses) included in:
Net income	2	(1)	7	(1)	1	(3)	—
Purchases	1		145		—		—
Sales	—		(24)		(1)		—
Settlements	—		(69)		—		—
Transfers into Level 3	3		405		—		—
Transfers out of Level 3	(2)		(435)		—		—
Balance, December 31, 2016	$5		$254		$—		$—

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2016	$1	(1)	$3	(1)	$—		$—

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2015	$7		$484		$1,935		$(6,030)
Total gains (losses) included in:
Net income	(1)	(1)	(24)	(1)	170	(3)	215	(1)
Other comprehensive income (loss)	—		—		(154)		—
Purchases	—		303		638		—
Sales	—		(36)		(524)		—
Issues	—		—		—		(1,267)
Settlements	—		(161)		—		452
Transfers into Level 3	7		776		—		—
Transfers out of Level 3	(10)		(813)		—		—
Balance, December 31, 2015	$3		$529		$2,065		$(6,630)

Changes in unrealized gains (losses) included in income relating to assets and liabilities held at December 31, 2015	$—		$(19)	(1)	$20	(3)	$219	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) The cumulative effect of change in accounting policies includes the adoption impact of ASU 2015-02 and ASU 2014-13 – Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”).
(3) Included in other revenues in the Consolidated Statements of Operations.
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
All Level 3 measurements as of December 31, 2017 and 2016 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
See Note 14 for a description of the Company’s determination of the fair value of corporate debt securities, common stocks and other investments.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2017	2016
	(in millions)
Syndicated loans
Unpaid principal balance	$2,140	$2,281
Excess unpaid principal over fair value	(71)	(83)
Fair value	$2,069	$2,198
Fair value of loans more than 90 days past due	$24	$8
Fair value of loans in nonaccrual status	24	8
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	35	34

Debt
Unpaid principal balance	$2,342	$2,459
Excess unpaid principal over fair value	(134)	(140)
Carrying value (1)	$2,208	$2,319
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.3 billion as of December 31, 2017 and December 31, 2016, respectively.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(5) million, $(38) million and $(35) million for the years ended December 31, 2017, 2016 and 2015, respectively.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions)
Debt of consolidated CLOs due 2025-2026	$2,208	$2,319	2.8%	2.5%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 7.4%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
At December 31, 2017, future maturities of debt were as follows:

(in millions)
2018	$—
2019	54
2020	—
2021	—
2022	—
Thereafter	2,288
Total future maturities	$2,342
5.  Investments
The following is a summary of investments:

	December 31,
	2017	2016
	(in millions)
Available-for-Sale securities, at fair value	$30,927	$30,719
Mortgage loans, net	2,756	2,986
Policy and certificate loans	845	831
Other investments	1,397	1,298
Total	$35,925	$35,834
The following is a summary of net investment income:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Investment income on fixed maturities	$1,349	$1,368	$1,403
Net realized gains (losses)	46	6	4
Affordable housing partnerships	(100)	(44)	(18)
Other	108	91	68
Consolidated investment entities	106	155	231
Total	$1,509	$1,576	$1,688

Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,976	$1,131	$(32)	$15,075	$—
Residential mortgage backed securities	6,585	63	(37)	6,611	—
Commercial mortgage backed securities	4,362	48	(36)	4,374	—
Asset backed securities	1,549	36	(5)	1,580	1
State and municipal obligations	2,215	259	(11)	2,463	—
U.S. government and agency obligations	502	1	—	503	—
Foreign government bonds and obligations	298	20	(4)	314	—
Common stocks	5	3	(1)	7	—
Total	$29,492	$1,561	$(126)	$30,927	$1

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$15,231	$1,065	$(60)	$16,236	$—
Residential mortgage backed securities	6,899	86	(67)	6,918	(3)
Commercial mortgage backed securities	3,347	59	(39)	3,367	—
Asset backed securities	1,532	33	(16)	1,549	5
State and municipal obligations	2,195	198	(35)	2,358	—
U.S. government and agency obligations	7	1	—	8	—
Foreign government bonds and obligations	251	17	(7)	261	—
Common stocks	10	13	(1)	22	6
Total	$29,472	$1,472	$(225)	$30,719	$8
(1)  Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2017 and 2016, investment securities with a fair value of $1.7 billion and $1.6 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $803 million and $473 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both December 31, 2017 and 2016, fixed maturity securities comprised approximately 86% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2017 and 2016, the Company’s internal analysts rated $979 million and $1.1 billion, respectively, of securities using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$11,293	$11,331	37%	$9,252	$9,305	31%
AA	1,898	2,114	7	1,729	1,906	6
A	4,760	5,243	17	5,157	5,567	18
BBB	10,317	10,989	35	11,739	12,340	40
Below investment grade (1)	1,219	1,243	4	1,585	1,579	5
Total fixed maturities	$29,487	$30,920	100%	$29,462	$30,697	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $6 million and $7 million, respectively, at December 31, 2017, and $9 million and $14 million, respectively, at December 31, 2016.
At December 31, 2017 and 2016, approximately 37% and 47%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	150	$1,791	$(8)	70	$740	$(24)	220	$2,531	$(32)
Residential mortgage backed securities	102	1,772	(11)	130	1,467	(26)	232	3,239	(37)
Commercial mortgage backed securities	67	1,178	(12)	58	783	(24)	125	1,961	(36)
Asset backed securities	36	424	(2)	26	187	(3)	62	611	(5)
State and municipal obligations	76	141	(1)	34	180	(10)	110	321	(11)
Foreign government bonds and obligations	3	6	—	15	23	(4)	18	29	(4)
Common and preferred stocks	—	—	—	4	1	(1)	4	1	(1)
Total	434	$5,312	$(34)	337	$3,381	$(92)	771	$8,693	$(126)

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	187	$2,452	$(33)	38	$377	$(27)	225	$2,829	$(60)
Residential mortgage backed securities	127	2,533	(33)	177	1,290	(34)	304	3,823	(67)
Commercial mortgage backed securities	100	1,583	(39)	5	43	—	105	1,626	(39)
Asset backed securities	48	524	(9)	27	298	(7)	75	822	(16)
State and municipal obligations	181	374	(14)	3	110	(21)	184	484	(35)
Foreign government bonds and obligations	7	30	(1)	15	23	(6)	22	53	(7)
Common and preferred stocks	—	—	—	3	1	(1)	3	1	(1)
Total	650	$7,496	$(129)	268	$2,142	$(96)	918	$9,638	$(225)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to tighter credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	December 31,
	2017	2016	2015
	(in millions)
Beginning balance	$69	$85	$98
Credit losses for which an other-than-temporary impairment was not previously recognized	—	1	—
Credit losses for which an other-than-temporary impairment was previously recognized	1	1	2
Reductions for securities sold during the period (realized)	(68)	(18)	(15)
Ending balance	$2	$69	$85
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Gross realized gains	$63	$37	$33
Gross realized losses	(7)	(13)	(19)
Other-than-temporary impairments	(1)	(2)	(8)
Total	$55	$22	$6
Other-than-temporary impairments for the years ended December 31, 2017 and 2016 primarily related to credit losses on asset backed securities. Other-than temporary impairments for the year ended December 31, 2015 primarily related to credit losses on corporate debt securities and non-agency residential mortgage backed securities.
See Note 18 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity at December 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,314	$2,333
Due after one year through five years	6,819	7,020
Due after five years through 10 years	3,575	3,701
Due after 10 years	4,283	5,301
	16,991	18,355
Residential mortgage backed securities	6,585	6,611
Commercial mortgage backed securities	4,362	4,374
Asset backed securities	1,549	1,580
Common stocks	5	7
Total	$29,492	$30,927
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.

6.  Financing Receivables
The Company’s financing receivables include commercial mortgage loans, syndicated loans, consumer loans, policy loans, certificate loans, advisor loans and margin loans. See Note 2 for information regarding the Company’s accounting policies related to loans and the allowance for loan losses.
Allowance for Loan Losses
Commercial Mortgage Loans, Syndicated Loans and Consumer Loans
The following table presents a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2017	2016	2015
	(in millions)
Beginning balance	$29	$32	$35
Charge-offs	(2)	(5)	(4)
Provisions	(1)	2	1
Ending balance	$26	$29	$32

Individually evaluated for impairment	$—	$2	$4
Collectively evaluated for impairment	26	27	28
The recorded investment in financing receivables by impairment method was as follows:

	December 31,
	2017	2016
	(in millions)
Individually evaluated for impairment	$17	$12
Collectively evaluated for impairment	3,258	3,480
Total	$3,275	$3,492
As of December 31, 2017 and 2016, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $17 million and $7 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the years ended December 31, 2017, 2016 and 2015, the Company purchased $200 million, $92 million and $162 million, respectively, and sold $267 million, $271 million and $16 million, respectively, of loans. See below for further discussion on the sale of consumer loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Loans to Financial Advisors
As of December 31, 2017 and 2016, principal amounts outstanding for advisor loans were $509 million and $426 million, respectively, and allowance for loan losses were $23 million and $18 million, respectively. The allowance for loan losses related to loans to financial advisors is not included in the table disclosures above. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with the Company was $19 million and $16 million at December 31, 2017 and 2016, respectively. The allowance for loan losses on these loans was $12 million and $10 million at December 31, 2017 and 2016, respectively.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $19 million and $15 million as of December 31, 2017 and 2016, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both December 31, 2017 and 2016. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions)
East North Central	$215	$198	8%	7%
East South Central	90	88	3	3
Middle Atlantic	192	203	7	8
Mountain	256	240	9	9
New England	74	91	3	3
Pacific	812	746	29	28
South Atlantic	768	783	28	29
West North Central	235	222	8	8
West South Central	133	131	5	5
	2,775	2,702	100%	100%
Less: allowance for loan losses	19	21
Total	$2,756	$2,681
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions)
Apartments	$566	$504	20%	19%
Hotel	40	42	1	1
Industrial	476	446	17	17
Mixed use	44	49	2	2
Office	492	489	18	18
Retail	937	950	34	35
Other	220	222	8	8
	2,775	2,702	100%	100%
Less: allowance for loan losses	19	21
Total	$2,756	$2,681
Syndicated Loans
The recorded investment in syndicated loans at December 31, 2017 and 2016 was $498 million and $482 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2017 and 2016 were $5 million and $1 million, respectively.
Consumer Loans
The recorded investment in consumer loans at December 31, 2017 and 2016 was $2 million and $308 million, respectively. During the years ended December 31, 2017 and 2016, the Company sold $252 million and $271 million, respectively, of its consumer mortgage loans and recorded a loss of $7 million and $11 million, respectively.
The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as LTV and geographic concentration in determining the allowance for loan losses for consumer loans. At a minimum, management updates FICO scores and LTV ratios semiannually. As of December 31, 2016, approximately 2% of consumer loans had FICO scores below 640. Consumer loans with LTV ratios greater than 90% were not material at December 31, 2016. The Company’s most significant geographic concentration for consumer loans was in California, Colorado and Washington, which represented 52%, 18% and 13%, respectively, of the portfolio as of December 31, 2016. No other state represented more than 10% of the total consumer loan portfolio. Consumer loans as of December 31, 2017 were not material.

Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of December 31, 2017 and 2016. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2017, 2016 and 2015. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
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
For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. Under these agreements, the Company has the right, but never the obligation, to recapture some, or all, of the risk ceded to Genworth.
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
As of December 31, 2017 and 2016, traditional life and UL insurance in force aggregated $195.9 billion and $196.5 billion, respectively, of which $142.4 billion as of both December 31, 2017 and 2016 were reinsured at the respective year ends.
The effect of reinsurance on premiums for the Company’s traditional long-duration contracts was as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Direct premiums	$637	$642	$629
Reinsurance ceded	(227)	(225)	(223)
Net premiums	$410	$417	$406
Cost of insurance and administrative charges for non-traditional long-duration products are reflected in other revenues and were net of reinsurance ceded of $114 million, $110 million and $107 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company reinsures a portion of the risks associated with its personal auto, home and umbrella insurance products through reinsurance agreements with unaffiliated reinsurance companies. The primary reinsurance programs in 2017 include:

•	auto and home reinsurance with a limit of $5 million per loss and the Company retained $1 million per loss.

•	catastrophe reinsurance with a limit of $200 million for the first event and $180 million for a second event and the Company retained $20 million per event.

•	ceding 90% of every personal umbrella loss with a limit of $5 million per loss.

•	ceding 90% of home insurance products originating from a certain agency.

The effect of reinsurance on premiums for the Company’s short-duration contracts was as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Written premiums
Direct	$1,119	$1,085	$1,093
Ceded	(171)	(20)	(19)
Total net written premiums	$948	$1,065	$1,074
Earned premiums
Direct	$1,107	$1,094	$1,068
Ceded	(123)	(20)	(19)
Total net earned premiums	$984	$1,074	$1,049
Reinsurance recovered on all contracts was $357 million, $323 million and $295 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Receivables included $3.0 billion and $2.7 billion of reinsurance recoverables as of December 31, 2017 and 2016, respectively, including $2.3 billion and $2.0 billion related to LTC risk ceded to Genworth, respectively. Policyholder account balances, future policy benefits and claims include $509 million and $529 million related to previously assumed reinsurance arrangements as of December 31, 2017 and 2016, respectively.
8. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There were no impairments for the years ended December 31, 2017, 2016 and 2015.
The changes in the carrying amount of goodwill reported in the Company’s main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Annuities	Protection	Consolidated
	(in millions)
Balance at January 1, 2016	$252	$794	$46	$45	$1,137
Acquisitions (1)	—	19	—	—	19
Foreign currency translation	—	(51)	—	—	(51)
Purchase price adjustments	—	(1)	—	—	(1)
Balance at December 31, 2016	252	761	46	45	1,104
Acquisitions (2)	27	22	—	—	49
Foreign currency translation	—	24	—	—	24
Purchase price adjustments	—	(2)	—	—	(2)
Balance at December 31, 2017	$279	$805	$46	$45	$1,175
(1) Relates to the Company’s acquisition of Emerging Global Advisors, LLC (“EGA”).
(2) Relates to the Company’s acquisitions of Investment Professionals, Inc. (“IPI”) and Lionstone Partners, LLC.
As of December 31, 2017 and 2016, the carrying amount of indefinite-lived intangible assets included $647 million and $645 million, respectively, of investment management contracts. As of both December 31, 2017 and 2016, the carrying amount of indefinite-lived intangible assets included $67 million of trade names.

Definite-lived intangible assets consisted of the following:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$194	$(124)	$70	$144	$(112)	$32
Contracts	222	(194)	28	213	(177)	36
Other	156	(116)	40	141	(101)	40
Total	$572	$(434)	$138	$498	$(390)	$108
Definite-lived intangible assets acquired during the year ended December 31, 2017 were $54 million with a weighted average amortization period of 9 years. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2017, 2016 and 2015 was $27 million, $28 million and $33 million, respectively. In 2017, 2016 and 2015, the Company did not record any impairment charges on definite-lived intangible assets.
Estimated intangible amortization expense as of December 31, 2017 for the next five years is as follows:

(in millions)
2018	$29
2019	26
2020	20
2021	17
2022	15
9.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management updated market-related inputs and implemented model changes related to our living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2017 primarily reflected improved persistency and mortality on life insurance contracts and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking to DAC for the year ended December 31, 2016 primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company’s review of its closed LTC business in the prior year resulted in the write-off of DAC, which was included in the impact of unlocking. The impact of unlocking to DAC for the year ended December 31, 2015 primarily reflected the difference between the Company’s previously assumed interest rates versus the low interest rate environment partially offset by improved persistency.
The balances of and changes in DAC were as follows:

	2017	2016		2015
	(in millions)
Balance at January 1	$2,648	$2,730		$2,613
Capitalization of acquisition costs	302	360	(1)	361
Amortization, excluding the impact of valuation assumptions review	(279)	(334)		(348)
Amortization, impact of valuation assumptions review	12	(81)	(2)	(6)
Impact of change in net unrealized securities (gains) losses	(7)	(27)		110
Balance a December 31	$2,676	$2,648		$2,730
(1) Includes a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with the loss recognition on LTC business. The benefit was reported in Distribution expenses on the Consolidated Statements of Operations.
(2) Includes a $58 million expense related to the loss recognition on LTC business.

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2017	2016	2015
	(in millions)
Balance at January 1	$302	$335	$362
Capitalization of sales inducement costs	4	5	4
Amortization, excluding the impact of valuation assumptions review	(35)	(42)	(52)
Amortization, impact of valuation assumptions review	(1)	4	1
Impact of change in net unrealized securities (gains) losses	6	—	20
Balance at December 31	$276	$302	$335
10.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2017		2016
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,934		$10,588
Variable annuity fixed sub-accounts	5,166		5,211
VUL/UL insurance	3,047		3,007
IUL insurance	1,384		1,054
Other life insurance	720		758
Total policyholder account balances	20,251		20,618

Future policy benefits
Variable annuity GMWB	463		1,017
Variable annuity GMAB	(80)	(2)	(24)	(2)
Other annuity liabilities	78		66
Fixed annuity life contingent liabilities	1,484		1,497
Life and DI insurance	1,221		1,204
LTC insurance	4,896		4,352
VUL/UL and other life insurance additional liabilities	688		588
Total future policy benefits	8,750		8,700
Policy claims and other policyholders’ funds	903		884
Total policyholder account balances, future policy benefits and claims	$29,904		$30,202

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both December 31, 2017 and 2016 reported as a contra liability.
Fixed Annuities
Fixed annuities include deferred, payout and indexed annuity contracts.
Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.71% to 9.38% at December 31, 2017, depending on year of issue, with an average rate of approximately 4.09%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
The Company’s equity indexed annuity (“EIA”) product is a single premium fixed deferred annuity. The Company discontinued new sales of EIA in 2007. The contract was issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500® Index. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity contracts in fixed rate securities and hedges the equity risk with derivative instruments.

In November 2017, the Company began offering a fixed index annuity product which is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The Company offers S&P 500® Index and MSCI® EAFE Index account options. Both options offer two crediting durations, one-year and two-year. The contractholder may allocate all or a portion of the policy value to a fixed or indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. The contractholder can choose to add a GMWB for life rider for an additional fee.
See Note 16 for additional information regarding the Company’s derivative instruments used to hedge the risk related to indexed annuities.
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
IUL is a universal life policy that includes an indexed account. The rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. See Note 16 for additional information regarding the Company's derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 3% to 10% at December 31, 2017. Anticipated interest rates for DI policies ranged from 3.75% to 7.5% at December 31, 2017 and for LTC policies ranged from 6% to 6.4% at December 31, 2017.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 6.25% for DI and LTC claims, respectively, at December 31, 2017.
The balance of insurance liabilities related to unpaid reported and unreported claims and claim adjustment expenses for auto and home was $722 million and $683 million as of December 31, 2017 and 2016, respectively. The balance of insurance liabilities related to unpaid reported claims and claim adjustment expenses for life, DI and LTC policies was $1.3 billion and $1.2 billion as of December 31, 2017 and 2016, respectively.
The change in the liability for prior year incurred unpaid reported and unreported claims and claim adjustment expenses related to auto and home, life, DI and LTC policies was a decrease of $41 million, $24 million and $2 million for the years 2017, 2016 and 2015, respectively.

•
In 2017, there was a $50 million decrease primarily reflecting favorable closed claim trends of LTC policies partially offset by an increase of $9 million related to updated estimates for prior year catastrophes recognized in the current year along with a slight increase in non-catastrophe claims.

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
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2017	2016
	(in millions)
Variable annuity	$75,174	$69,606
VUL insurance	7,352	6,659
Other insurance	34	33
Threadneedle investment liabilities	4,808	3,912
Total	$87,368	$80,210
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2017				December 31, 2016
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk		Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$61,418	$59,461	$9	66	$56,143	$54,145	$208		65
Five/six-year reset	8,870	6,149	12	66	8,878	6,170	22		66
One-year ratchet	6,548	6,187	11	69	6,426	6,050	110		68
Five-year ratchet	1,563	1,506	1	65	1,542	1,483	7		64
Other	1,099	1,075	50	72	965	942	86		71
Total — GMDB	$79,498	$74,378	$83	66	$73,954	$68,790	$433		65

GGU death benefit	$1,118	$1,067	$133	70	$1,047	$996	$108		68

GMIB	$233	$216	$7	69	$245	$227	$13		68

GMWB:
GMWB	$2,508	$2,500	$1	71	$2,650	$2,642	$2		70
GMWB for life	44,375	44,259	129	67	39,436	39,282	289	(2)	66
Total — GMWB	$46,883	$46,759	$130	67	$42,086	$41,924	$291		66

GMAB	$3,086	$3,083	$—	59	$3,484	$3,476	$21		59
(1) Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type. Variable annuity contracts for which the death benefit equals the account value are not shown in this table.
(2) Amount revised to reflect updated contractholder mortality assumptions as of December 31, 2016.
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2017		December 31, 2016
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,460	65	$6,376	64
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	10	1	364	41	92
Paid claims	(5)	—	—	—	(23)
Balance at December 31, 2015	14	8	1,057	—	332
Incurred claims	11	1	(40)	(23)	127
Paid claims	(9)	(1)	—	(1)	(25)
Balance at December 31, 2016	16	8	1,017	(24)	434
Incurred claims	5	—	(554)	(56)	84
Paid claims	(4)	(2)	—	—	(29)
Balance at December 31, 2017	$17	$6	$463	$(80)	$489
(1) The incurred claims for GMWB and GMAB represent the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2017	2016
	(in millions)
Mutual funds:
Equity	$46,038	$40,622
Bond	23,529	23,142
Other	5,109	5,326
Total mutual funds	$74,676	$69,090
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2017, 2016 and 2015.
12. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2017	2016
	(in millions)
Fixed rate certificates	$5,837	$5,353
Stock market certificates	520	547
Stock market embedded derivative	10	8
Other	33	27
Less: accrued interest classified in other liabilities	(12)	(11)
Total investment certificate reserves	6,388	5,924
Brokerage deposits	3,915	4,112
Total	$10,303	$10,036
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
Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full term and purchasers may participate in increases in the stock market based on the S&P 500® Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 0.55% to 8.15%, depending on the term length. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 16 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company’s stock market certificates.
Brokerage Deposits
Brokerage deposits are amounts payable to brokerage customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company pays interest on certain customer credit balances and the interest is included in banking and deposit interest expense.
13. Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Capitalized lease obligations	38	49
Other (1)	3	18
Total long-term debt	2,891	2,917

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150	150	1.5	0.8
Repurchase agreements	50	50	1.4	0.9
Total short-term borrowings	200	200
Total	$3,091	$3,117
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

At December 31, 2017, future maturities of Ameriprise Financial long-term debt were as follows:

(in millions)
2018	$13
2019	314
2020	761
2021	—
2022	—
Thereafter	1,800
Total future maturities	$2,888
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of December 31, 2017 and 2016, the Company has pledged $43 million and $33 million, respectively, of agency residential mortgage backed securities and $8 million and $19 million, respectively, of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than one month as of December 31, 2017 and less than three months as of December 31, 2016. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $750 million and $771 million at December 31, 2017 and 2016, respectively. The remaining maturity of outstanding FHLB advances was less than four months as of both December 31, 2017 and December 31, 2016. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1 billion upon satisfaction of certain approval requirements. This agreement replaced the Company’s unsecured revolving credit facility that was to expire in May 2020. As of both December 31, 2017 and 2016, the Company had no borrowings outstanding and $1 million of letters of credit issued against these facilities. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both December 31, 2017 and 2016.
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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$147	$2,025	$—	$2,172
Available-for-Sale securities:
Corporate debt securities	—	13,936	1,139	15,075
Residential mortgage backed securities	—	6,456	155	6,611
Commercial mortgage backed securities	—	4,374	—	4,374
Asset backed securities	—	1,573	7	1,580
State and municipal obligations	—	2,463	—	2,463
U.S. government and agency obligations	503	—	—	503
Foreign government bonds and obligations	—	314	—	314
Common stocks	1	—	—	1
Common stocks measured at net asset value (“NAV”)				6	(1)
Total Available-for-Sale securities	504	29,116	1,301	30,927
Trading securities	10	34	—	44
Separate account assets at NAV				87,368	(1)
Investments segregated for regulatory purposes	623	—	—	623
Other assets:
Interest rate derivative contracts	—	1,104	—	1,104
Equity derivative contracts	63	2,360	—	2,423
Foreign exchange derivative contracts	2	34	—	36
Total other assets	65	3,498	—	3,563
Total assets at fair value	$1,349	$34,673	$1,301	$124,697

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	601	601
GMWB and GMAB embedded derivatives	—	—	(49)	(49)	(2)
Total policyholder account balances, future policy benefits and claims	—	5	552	557	(3)
Customer deposits	—	10	—	10
Other liabilities:
Interest rate derivative contracts	1	415	—	416
Equity derivative contracts	7	2,876	—	2,883
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	4	23	—	27
Other	9	6	28	43
Total other liabilities	21	3,322	28	3,371
Total liabilities at fair value	$21	$3,337	$580	$3,938

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$30	$1,796	$—	$1,826
Available-for-Sale securities:
Corporate debt securities	—	14,925	1,311	16,236
Residential mortgage backed securities	—	6,650	268	6,918
Commercial mortgage backed securities	—	3,367	—	3,367
Asset backed securities	—	1,481	68	1,549
State and municipal obligations	—	2,358	—	2,358
U.S. government and agency obligations	8	—	—	8
Foreign government bonds and obligations	—	261	—	261
Common stocks	8	8	1	17
Common stocks at NAV				5	(1)
Total Available-for-Sale securities	16	29,050	1,648	30,719
Trading securities	9	16	—	25
Separate account assets at NAV				80,210	(1)
Investments segregated for regulatory purposes	425	—	—	425
Other assets:
Interest rate derivative contracts	—	1,778	—	1,778
Equity derivative contracts	43	1,531	—	1,574
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	13	80	—	93
Total other assets	56	3,390	—	3,446
Total assets at fair value	$536	$34,252	$1,648	$116,651

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	464	464
GMWB and GMAB embedded derivatives	—	—	614	614	(4)
Total policyholder account balances, future policy benefits and claims	—	5	1,078	1,083	(5)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	2	987	—	989
Equity derivative contracts	3	2,132	—	2,135
Foreign exchange derivative contracts	2	45	—	47
Other	3	8	13	24
Total other liabilities	10	3,172	13	3,195
Total liabilities at fair value	$10	$3,185	$1,091	$4,286

(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position at December 31, 2017.
(3) The Company’s adjustment for nonperformance risk resulted in a $(399) million cumulative increase (decrease) to the embedded derivatives at December 31, 2017.
(4) The fair value of the GMWB and GMAB embedded derivatives included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position at December 31, 2016.
(5) The Company’s adjustment for nonperformance risk resulted in a $(498) million cumulative increase (decrease) to the embedded derivatives at December 31, 2016.

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2017	$1,311	$268	$—	$68	$1	$1,648
Total gains (losses) included in:
Net income	—	—	—	—	1	1	(1)
Other comprehensive income (loss)	(8)	1	—	(4)	—	(11)
Purchases	138	132	65	64	—	399
Sales	—	—	—	—	(1)	(1)
Settlements	(302)	(43)	—	(29)	—	(374)
Transfers into Level 3	—	20	—	27	8	55
Transfers out of Level 3	—	(223)	(65)	(119)	(9)	(416)
Balance, December 31, 2017	$1,139	$155	$—	$7	$—	$1,301

Changes in unrealized gains (losses) relating to assets held at December 31, 2017	$—	$—	$—	$(1)	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078	$13
Total (gains) losses included in:
Net income	87	(2)	(977)	(3)	(890)	2	(4)
Issues	92		326		418	13
Settlements	(42)		(12)		(54)	—
Balance, December 31, 2017	$601		$(49)		$552	$28

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2017	$87	(2)	$(946)	(3)	$(859)	$—

	Available-for-Sale Securities							Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2016	$1,425	$218	$3	$162	$—	$1,808		$—
Cumulative effect of change in accounting policies	—	—	—	21	—	21		—
Total gains (losses) included in:
Net income	(1)	1	—	(1)	—	(1)	(1)	(2)	(3)
Other comprehensive income (loss)	—	(1)	—	(4)	—	(5)		—
Purchases	54	209	42	58	—	363		2
Settlements	(168)	(67)	(3)	(2)	—	(240)		—
Transfers into Level 3	1	—	—	12	1	14		—
Transfers out of Level 3	—	(92)	(42)	(178)	—	(312)		—
Balance, December 31, 2016	$1,311	$268	$—	$68	$1	$1,648		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2016	$1	$1	$—	$(1)	$—	$1	(1)	$(2)	(3)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total	Other Liabilities
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215	$—
Total (gains) losses included in:
Net income	13	(2)	(511)	(3)	(498)	—
Issues	115		295		410	13
Settlements	(28)		(21)		(49)	—
Balance, December 31, 2016	$464		$614		$1,078	$13

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2016	$13	(2)	$(448)	(3)	$(435)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total		Trading Securities
	(in millions)
Balance, January 1, 2015	$1,518	$206	$91	$169	$2	$1,986		$1
Total gains (losses) included in:
Net income	(2)	—	—	1	—	(1)	(1)	(1)	(1)
Other comprehensive income (loss)	(21)	(2)	—	(2)	—	(25)		—
Purchases	189	334	41	72	—	636		—
Settlements	(248)	(55)	(7)	(22)	—	(332)		—
Transfers into Level 3	—	—	6	14	—	20		—
Transfers out of Level 3	(11)	(265)	(128)	(70)	(2)	(476)		—
Balance, December 31, 2015	$1,425	$218	$3	$162	$—	$1,808		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2015	$(2)	$—	$—	$1	$—	$(1)	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total (gains) losses included in:
Net income	27	(2)	105	(3)	132
Issues	114		271		385
Settlements	(19)		(4)		(23)
Balance, December 31, 2015	$364		$851		$1,215

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2015	$27	(2)	$127	(3)	$154
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4) Included in general and administrative expense in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(71) million, $98 million and $74 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2017, 2016 and 2015, respectively.
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

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,138	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	–	2.3%	1.1%
Asset backed securities	$7	Discounted cash flow	Annual short-term default rate	3.8%
			Annual long-term default rate	2.5%	–	3.0%	2.7%
			Discount rate	10.5%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	63.2%
IUL embedded derivatives	$601	Discounted cash flow	Nonperformance risk (1)	71 bps
GMWB and GMAB embedded derivatives	$(49)	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	42.0%
			Surrender rate	0.1%	–	74.7%
			Market volatility (3)	3.7%	–	16.1%
			Nonperformance risk (1)	71 bps
Contingent consideration liability	$28	Discounted cash flow	Discount rate	9.0%

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,308	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	2.5%	1.3%
Asset backed securities	$14	Discounted cash flow	Annual short-term default rate	4.8%
			Annual long-term default rate	2.5%
			Discount rate	13.5%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	62.8%
IUL embedded derivatives	$464	Discounted cash flow	Nonperformance risk (1)	82 bps
GMWB and GMAB embedded derivatives	$614	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	75.6%
			Surrender rate	0.1%	–	66.4%
			Market volatility (3)	5.3%	–	21.2%
			Nonperformance risk (1)	82 bps
Contingent consideration liabilities	$13	Discounted cash flow	Discount rate	9.0%
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
Assets
Cash Equivalents
Cash equivalents include time deposits and other highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less. Actively traded money market funds are measured at their NAV and classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
Investments (Available-for-Sale Securities and Trading Securities)
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities and asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of certain asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in certain asset backed securities is classified as Level 3. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2017 and 2016. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.
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
The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its indexed annuity and IUL products. Significant inputs to the EIA calculation include observable interest rates, volatilities and equity index levels and, therefore, are classified as Level 2. The fair value of fixed index annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the fixed index annuity and IUL embedded derivatives are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2017 and 2016. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.
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

Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be other-than-temporarily impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). During the year ended December 31, 2017, the Company recognized $64 million of impairments on its investment in affordable housing partnerships primarily due to the enactment of the Tax Act. The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $166 million as of December 31, 2017 and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,756	$—	$—	$2,752	$2,752
Policy and certificate loans	845	—	—	801	801
Receivables	1,537	103	946	487	1,536
Restricted and segregated cash	2,524	2,524	—	—	2,524
Other investments and assets	520	—	472	49	521

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,246	$—	$—	$10,755	$10,755
Investment certificate reserves	6,390	—	—	6,374	6,374
Brokerage customer deposits	3,915	3,915	—	—	3,915
Separate account liabilities at NAV	5,177				5,177	(1)
Debt and other liabilities	3,290	118	3,180	119	3,417

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,986	$—	$—	$2,972	$2,972
Policy and certificate loans	831	—	1	807	808
Receivables (2)	1,407	127	870	416	1,413
Restricted and segregated cash	2,905	2,905	—	—	2,905
Other investments and assets	508	—	449	61	510

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,906	$—	$—	$11,417	$11,417
Investment certificate reserves	5,927	—	—	5,914	5,914
Brokerage customer deposits	4,112	4,112	—	—	4,112
Separate account liabilities at NAV	4,253				4,253	(1)
Debt and other liabilities	3,371	146	3,176	169	3,491
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 3 for further information.
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
Restricted and Segregated Cash
Restricted and segregated cash is generally set aside for specific business transactions, and restrictions are specific to the Company and do not transfer to third party market participants. The carrying amount is a reasonable estimate of fair value.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The fair value of fixed annuities in deferral status is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a margin for adverse deviation from estimated early policy surrender behavior and the Company’s nonperformance risk specific to these liabilities. The fair value of non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner. Given the use of significant unobservable inputs to these valuations, the measurements are classified as Level 3.

Investment Certificate Reserves
The fair value of investment certificate reserves is determined by discounting cash flows using discount rates that reflect current pricing for contracts with similar terms and characteristics, with adjustments for early withdrawal behavior, penalty fees, expense margin and the Company’s nonperformance risk specific to these liabilities. Given the use of significant unobservable inputs to this valuation, the measurement is classified as Level 3.
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,520	$—	$3,520	$(2,653)	$(760)	$(88)	$19
OTC cleared (2)	21	—	21	(15)	—	—	6
Exchange-traded	22	—	22	(1)	—	—	21
Total derivatives	3,563	—	3,563	(2,669)	(760)	(88)	46
Securities borrowed	103	—	103	(19)	—	(82)	2
Total	$3,666	$—	$3,666	$(2,688)	$(760)	$(170)	$48

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,920	$—	$2,920	$(2,214)	$(406)	$(235)	$65
OTC cleared	512	—	512	(509)	(3)	—	—
Exchange-traded	14	—	14	(2)	—	—	12
Total derivatives	3,446	—	3,446	(2,725)	(409)	(235)	77
Securities borrowed	127	—	127	(16)	—	(108)	3
Total	$3,573	$—	$3,573	$(2,741)	$(409)	$(343)	$80
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
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,309	$—	$3,309	$(2,653)	$(70)	$(579)	$7
OTC cleared (2)	16	—	16	(15)	—	—	1
Exchange-traded	3	—	3	(1)	—	—	2
Total derivatives	3,328	—	3,328	(2,669)	(70)	(579)	10
Securities loaned	118	—	118	(19)	—	(94)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,496	$—	$3,496	$(2,688)	$(70)	$(723)	$15

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,626	$—	$2,626	$(2,214)	$(53)	$(352)	$7
OTC cleared	539	—	539	(509)	(25)	—	5
Exchange-traded	6	—	6	(2)	—	—	4
Total derivatives	3,171	—	3,171	(2,725)	(78)	(352)	16
Securities loaned	146	—	146	(16)	—	(125)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,367	$—	$3,367	$(2,741)	$(78)	$(527)	$21
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
In the tables above, the amounts of assets or liabilities presented are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash and securities collateral. The actual collateral may be greater than amounts presented in the tables.

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$23	$—	$675	$40	$—
Foreign exchange contracts	87	—	4	164	12	—
Total qualifying hedges	762	23	4	839	52	—

Derivatives not designated as hedging instruments
Interest rate contracts	66,043	1,081	416	72,449	1,738	989
Equity contracts	59,292	2,423	2,883	63,015	1,574	2,135
Credit contracts	721	—	2	1,039	1	—
Foreign exchange contracts	4,163	36	23	4,733	81	47
Other contracts	452	—	—	241	—	—
Total non-designated hedges	130,671	3,540	3,324	141,477	3,394	3,171

Embedded derivatives
GMWB and GMAB (4)	N/A	—	(49)	N/A	—	614
IUL	N/A	—	601	N/A	—	464
Indexed annuities	N/A	—	5	N/A	—	5
SMC	N/A	—	10	N/A	—	8
Total embedded derivatives	N/A	—	567	N/A	—	1,091
Total derivatives	$131,433	$3,563	$3,895	$142,316	$3,446	$4,262
N/A  Not applicable.
(1)  The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, and indexed annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets. The fair value of the SMC embedded derivative liability is included in Customer deposits on the Consolidated Balance Sheets.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.3 billion and $1.5 billion as of December 31, 2017 and 2016, respectively. See

Note 15 for additional information related to master netting arrangements and cash collateral. See Note 4 for information about derivatives held by consolidated VIEs.

(4)
The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2017 included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2016 included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position.

See Note 14 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2017 and 2016, investment securities with a fair value of $89 million and $235 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $89 million and $118 million, respectively, may be sold, pledged or rehypothecated by the Company. As of December 31, 2017 and 2016, the Company had sold, pledged or rehypothecated nil and $19 million, respectively, of these securities. In addition, as of December 31, 2017 and 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Year Ended December 31, 2017
Interest rate contracts	$(3)	$—	$—	$—	$1	$—
Equity contracts	(10)	4	54	75	(1,081)	11
Credit contracts	—	—	—	—	(22)	—
Foreign exchange contracts	—	—	3	—	(23)	6
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	663	—
IUL embedded derivatives	—	—	—	(45)	—	—
SMC embedded derivatives	—	(4)	—	—	—	—
Total gain (loss)	$(13)	$—	$57	$30	$(464)	$17

Year Ended December 31, 2016
Interest rate contracts	$3	$—	$—	$—	$36	$—
Equity contracts	(1)	2	23	20	(897)	6
Credit contracts	—	—	—	—	2	—
Foreign exchange contracts	—	—	(1)	—	—	14
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	237	—
IUL embedded derivatives	—	—	—	15	—	—
SMC embedded derivatives	—	(2)	—	—	—	—
Total gain (loss)	$2	$—	$22	$35	$(624)	$20

Year Ended December 31, 2015
Interest rate contracts	$(21)	$—	$—	$—	$228	$—
Equity contracts	—	—	1	(10)	(317)	2
Credit contracts	—	—	—	—	(1)	—
Foreign exchange contracts	4	—	(1)	—	13	(2)
Other contracts	1	—	—	—	(1)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(372)	—
IUL embedded derivatives	—	—	—	(8)	—	—
Indexed annuity embedded derivatives	—	—	—	1	—	—
Total gain (loss)	$(16)	$—	$—	$(17)	$(450)	$—

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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of December 31, 2017:

	Premiums Payable	Premiums Receivable
	(in millions)
2018	$233	$131
2019	296	171
2020	217	100
2021	187	109
2022	250	148
2023-2027	523	59
Total	$1,706	$718
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
Indexed annuity, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to indexed annuity, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. The equity component of the indexed annuity, IUL and stock market certificate product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
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
For the years ended December 31, 2017, 2016 and 2015, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were $1 million, nil and $1 million, respectively. The estimated net amount of existing pretax losses as of December 31, 2017 that the Company expects to reclassify to earnings within the next twelve months is nil, which consists of $2 million of pretax gains to be recorded as a reduction to interest and debt expense and $2 million of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 18 years and relates to forecasted debt interest payments. See Note 18 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.

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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Years Ended December 31,
		2017	2016	2015
		(in millions)
Interest rate contracts	Interest and debt expense	$16	$19	$31
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the years ended December 31, 2017 and 2016, the Company recognized a loss of $4 million and a gain of $34 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2017 and 2016, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $372 million and $254 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2017 and 2016 was $369 million and $246 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2017 and 2016 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $3 million and $8 million, respectively.
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
The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	December 31,
	2017	2016	2015
	(in millions)
Stock option	$32	$34	$39
Restricted stock	24	24	22
Restricted stock units	65	76	83
Liability awards	45	4	14
Total	$166	$138	$158
For the years ended December 31, 2017, 2016 and 2015, total income tax benefit recognized by the Company related to share-based compensation expense was $58 million, $48 million and $56 million, respectively.
As of December 31, 2017, there was $94 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 2.5 years.

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
The following weighted average assumptions were used for stock option grants:

	2017	2016	2015
Dividend yield	2.3%	2.3%	2.0%
Expected volatility	30%	27%	26%
Risk-free interest rate	1.9%	1.3%	1.2%
Expected life of stock option (years)	5.0	5.0	5.0
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
The weighted average grant date fair value for options granted during 2017, 2016 and 2015 was $28.33, $17.00 and $25.12, respectively.
A summary of the Company’s stock option activity for 2017 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	8.2	$84.85	6.7	$241
Granted	1.2	123.58
Exercised	(3.3)	69.41
Forfeited	(0.1)	106.62
Outstanding at December 31	6.0	100.38	7.0	413
Exercisable at December 31	3.2	92.72	5.8	243
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $222 million, $37 million and $111 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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
Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation and commission deferrals into stock and deferred share units for 2017 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	1.3	$99.37
Granted	0.5	127.08
Deferred	0.2	134.01
Vested	(0.7)	113.59
Forfeited	(0.1)	106.43
Non-vested shares at December 31	1.2	107.52
The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2017, 2016 and 2015 was $97 million, $103 million and $133 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2017, 2016 and 2015 was $124.51, $88.61 and $128.43, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2017, 2016 and 2015 was $134.58, $94.55 and $123.88, respectively.
Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the target, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise Financial common stock. The total amount of target PSUs outstanding at the end of December 31, 2017, 2016 and 2015 was 0.2 million. The PSUs are liability awards. During the years ended December 31, 2017, 2016 and 2015, the value of shares settled for PSU awards was $13 million, $15 million and $27 million, respectively.
Threadneedle Equity Incentive Plan (“EIP”)
Prior to 2012, certain key Threadneedle employees were eligible for awards under the EIP based on a formula tied to Threadneedle’s financial performance. Awards under the EIP were first made in April 2009; prior awards were made under the equity participation plan (“EPP”). The EPP and EIP awards were fully amortized as of December 31, 2015. During the years ended December 31, 2017, 2016 and 2015, cash settlements of EPP and EIP awards were nil, $2 million and $28 million, respectively.

18.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2017
	Pretax	Income Tax Benefit (Expense)		Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$243	$(77)		$166
Reclassification of net securities (gains) losses included in net income (2)	(55)	19		(36)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(180)	57		(123)
Net unrealized securities gains (losses)	8	(1)		7
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	5	(2)		3
Net unrealized derivatives gains (losses)	5	(2)		3
Defined benefit plans:
Prior service credit	2	(1)		1
Net gain (loss) arising during the period	38	(11)		27
Defined benefit plans	40	(12)		28
Foreign currency translation	74	(82)	(4)	(8)
Other	(1)	—		(1)
Total other comprehensive income (loss)	$126	$(97)		$29

	Year Ended December 31, 2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$339	$(121)	$218
Reclassification of net securities (gains) losses included in net income (2)	(22)	8	(14)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(242)	85	(157)
Net unrealized securities gains (losses)	75	(28)	47
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	6	(2)	4
Net unrealized derivatives gains (losses)	6	(2)	4
Defined benefit plans:
Net gain (loss) arising during the period	(45)	11	(34)
Defined benefit plans	(45)	11	(34)
Foreign currency translation	(117)	41	(76)
Total other comprehensive income (loss)	$(81)	$22	$(59)

	Year Ended December 31, 2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(1,027)	$359	$(668)
Reclassification of net securities (gains) losses included in net income (2)	(6)	2	(4)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	480	(168)	312
Net unrealized securities gains (losses)	(553)	193	(360)
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	1	—	1
Net unrealized derivatives gains (losses)	1	—	1
Defined benefit plans:
Prior service credit	(2)	—	(2)
Net gain (loss) arising during the period	(24)	6	(18)
Defined benefit plans	(26)	6	(20)
Foreign currency translation	(46)	16	(30)
Other comprehensive income (loss) attributable to Ameriprise Financial	(624)	215	(409)
Other comprehensive income (loss) attributable to noncontrolling interests	(60)	—	(60)
Total other comprehensive income (loss)	$(684)	$215	$(469)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes a $2 million, $1 million and $4 million pretax gain reclassified to interest and debt expenses and a $5 million, $6 million and $5 million pretax loss reclassified to net investment income for the years ended December 31, 2017, 2016 and 2015, respectively.
(4) Includes an $87 million decrease to OCI related to deferred taxes on currency translations adjustments.
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

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Losses	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2015	$786		$—	$(71)	$(53)	$—	$662
OCI before reclassifications	(356)		—	(25)	(30)	—	(411)
Amounts reclassified from AOCI	(4)		1	5	—	—	2
OCI attributable to Ameriprise Financial	(360)		1	(20)	(30)	—	(409)
Balance, December 31, 2015	426	(1)	1	(91)	(83)	—	253
Cumulative effect of change in accounting policies	6		—	—	—	—	6
OCI before reclassifications	61		—	(39)	(76)	—	(54)
Amounts reclassified from AOCI	(14)		4	5	—	—	(5)
OCI attributable to Ameriprise Financial	47		4	(34)	(76)	—	(59)
Balance, December 31, 2016	479	(1)	5	(125)	(159)	—	200
OCI before reclassifications	43		—	20	(8)	(1)	54
Amounts reclassified from AOCI	(36)		3	8	—	—	(25)
OCI attributable to Ameriprise Financial	7		3	28	(8)	(1)	29
Balance, December 31, 2017	$486	(1)	$8	$(97)	$(167)	$(1)	$229
(1) Includes $1 million, $4 million and $4 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at December 31, 2017, 2016 and 2015, respectively.
For the years ended December 31, 2017, 2016 and 2015, the Company repurchased a total of 9.9 million shares, 17.6 million shares and 13.9 million shares, respectively, of its common stock for an aggregate cost of $1.3 billion, $1.7 billion and $1.7 billion, respectively. In December 2015, the Company’s Board of Directors authorized additional expenditures of up to $2.5 billion for the repurchase of shares of the Company’s common stock through December 31, 2017, which was exhausted in the third quarter of 2017. In April 2017, the Company's Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019. As of December 31, 2017, the Company had $2.1 billion remaining under its share repurchase authorizations.
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
For the years ended December 31, 2017, 2016 and 2015, the Company reacquired 0.3 million shares, 0.3 million shares and 0.4 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $33 million, $29 million and $49 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the years ended December 31, 2017, 2016 and 2015, the Company reacquired 2.2 million shares, 0.5 million shares and 0.7 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $298 million, $48 million and $92 million, respectively.
For the years ended December 31, 2017, 2016 and 2015, respectively, the Company reissued 0.8 million, 0.9 million and 1.0 million treasury shares, respectively, for restricted stock award grants, PSUs, and issuance of shares vested under advisor deferred compensation plans.

19.  Earnings per Share Attributable to Ameriprise Financial, Inc. Common Shareholders
The computations of basic and diluted earnings per share attributable to Ameriprise Financial, Inc. common shareholders are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions, except per share amounts)
Numerator:
Net income	$1,480	$1,314	$1,687
Less: Net income attributable to noncontrolling interests	—	—	125
Net income attributable to Ameriprise Financial	$1,480	$1,314	$1,562

Denominator:
Basic: Weighted-average common shares outstanding	154.1	166.3	181.7
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.6	1.9	2.5
Diluted: Weighted-average common shares outstanding	156.7	168.2	184.2

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$9.60	$7.90	$8.60
Diluted	$9.44	$7.81	$8.48
The calculation of diluted earnings per share excludes the incremental effect of nil, 1.5 million and 1.7 million options as of December 31, 2017, 2016 and 2015, respectively, due to their anti-dilutive effect.
20. Regulatory Requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s subsidiaries. As of December 31, 2017, the aggregate amount of unrestricted net assets was approximately $904 million.
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
RiverSource Life received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2018, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. The permitted practice allows RiverSource Life to defer a portion of the change in fair value, net investment income and realized gains or losses generated from designated derivatives to the extent the amounts do not offset the current period interest-rate related change in the variable annuity statutory reserve liability. The deferred amount is amortized over ten years using the straight-line method with the ability to accelerate amortization at management’s discretion. There was no immediate impact to statutory surplus at the effective date for the permitted statutory accounting practice. As of December 31, 2017, application of this permitted practice resulted in a decrease to RiverSource Life’s statutory surplus of approximately $3 million.
State insurance statutes contain limitations as to the amount of dividends that insurers may make without providing prior notification to state regulators. For RiverSource Life, dividends in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned surplus (deficit) aggregated $(306) million and $275 million as of December 31, 2017 and 2016, respectively.

In addition, dividends whose fair market value, together with that of other dividends made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $2.4 billion and $3.0 billion as of December 31, 2017 and 2016, respectively. Statutory capital and surplus for IDS Property Casualty was $781 million and $800 million as of December 31, 2017 and 2016, respectively.
Statutory net gain from operations and net income (loss) are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
RiverSource Life
Statutory net gain from operations	$958	$834	$1,033
Statutory net income (loss)	222	322	633
IDS Property Casualty
Statutory net income (loss)	(10)	(8)	(44)
Government debt securities of $4 million as of both December 31, 2017 and 2016 held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $6.4 billion and $5.9 billion as of December 31, 2017 and 2016, respectively. ACC had qualified assets of $6.9 billion and $6.3 billion as of December 31, 2017 and 2016, respectively.
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2017 and 2016, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
Threadneedle’s required capital is predominantly based on the requirements specified by its regulator, the Financial Conduct Authority (“FCA”), under its Capital Adequacy Requirements for asset managers.
The Company has five broker-dealer subsidiaries, American Enterprise Investment Services Inc., Ameriprise Financial Services, Inc., RiverSource Distributors, Inc., Columbia Management Investment Distributors, Inc. and IPI. The broker-dealers are subject to the net capital requirements of the Financial Industry Regulatory Authority (“FINRA”) and the Uniform Net Capital requirements of the SEC under Rule 15c3-1 of the Securities Exchange Act of 1934.
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

21.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Current income tax
Federal	$468	$245	$509
State and local	58	44	36
Foreign	52	23	41
Total current income tax	578	312	586

Deferred income tax
Federal	169	(36)	(124)
State and local	(5)	3	(4)
Foreign	(8)	(1)	(3)
Total deferred income tax	156	(34)	(131)
Total income tax provision	$734	$278	$455
On December 22, 2017, the Tax Act was signed into law. The provision for income taxes for the year ended December 31, 2017 includes an expense of $286 million due to the enactment of the Tax Act. The $286 million expense includes: 1) a $221 million expense for the remeasurement of deferred tax assets and liabilities to the Tax Act’s statutory rate of 21%; 2) a $57 million expense for the foreign provisions of the Tax Act, including a deemed repatriation tax of the Company’s total post-1986 earnings and profits (“E&P”); and 3) an $8 million expense for the remeasurement of tax contingencies, specifically state tax contingencies and interest accrued for tax contingencies.
The Company considers the expenses related to the remeasurement of deferred tax assets and liabilities and the foreign provisions of the Tax Act to be provisional amounts based on reasonable estimates as discussed below.
The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
United States	$1,988	$1,412	$1,710
Foreign	226	180	432
Total	$2,214	$1,592	$2,142

The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2017	2016	2015
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Impact of the Tax Act	13.0	—	—
Dividends received deduction	(5.8)	(7.6)	(6.7)
Low income housing tax credits	(3.4)	(4.2)	(3.0)
Incentive compensation	(3.0)	—	—
Foreign taxes	(2.0)	(2.5)	—
Foreign tax credits, net of addback	—	(1.6)	(2.1)
Taxes applicable to prior years	—	(3.1)	—
State taxes, net of federal benefit	—	1.9	—
Net income attributable to noncontrolling interests	—	—	(2.0)
Other, net	(0.7)	(0.5)	0.1
Income tax provision	33.1%	17.4%	21.3%
The increase in the Company’s effective tax rate for the year ended December 31, 2017 compared to 2016 was primarily due to a $286 million expense in 2017 due to provisions of the Tax Act, including remeasurement of net deferred tax assets, a deemed repatriation of E&P and remeasurement of tax contingencies, partially offset by a $70 million benefit for net excess tax benefits related to the adoption of a new accounting standard for employee share-based payments. The decrease in the Company’s effective tax rate in 2016 compared to 2015 is primarily the result of lower pretax income in relation to tax preferred items including the dividends received deduction, low income housing tax credits and a $27 million benefit related to final resolution on the 1997 through 2005 IRS audit.
As of December 31, 2017, the Company had not fully completed its accounting for the tax effects of the enactment of the Tax Act; however, the Company is able to provide reasonable estimates of the Tax Act’s impact. The Company’s provision for income taxes for the year ended December 31, 2017 is based in part on a reasonable estimate of the remeasurement of deferred tax assets and liabilities and the foreign provisions of the Tax Act. The Company recognized a provisional tax amount of $278 million, which is included as a component of provision for income taxes from continuing operations. The Company considers the accounting for the Tax Act’s expense related to remeasurement of tax contingencies to be final and complete. The components of the provisional tax amounts are as follows:

•
The Company recorded a provisional tax amount of $221 million to remeasure certain deferred tax assets and liabilities as a result of the enactment of the Tax Act. The Company is still analyzing certain aspects of the Tax Act and is refining the estimate of the expected reversal of its deferred tax balances. This can potentially affect the measurement of these balances or give rise to new deferred tax amounts. In addition, further guidance from federal and state taxing authorities may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
The Company recorded a provisional tax amount of $57 million related to the foreign provisions of the Tax Act. This expense is primarily related to a deemed repatriation of the Company’s post-1986 E&P, including the state taxation of the deemed repatriation. The Company has calculated this amount based on reliable estimates but has not yet finalized the calculation of the total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries. In addition, the deemed repatriation tax is calculated, in part, on the amount of E&P held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further guidance from federal and state taxing authorities may change the provisional tax liability or the accounting treatment of the provisional tax liability. The U.S. federal component of the deemed repatriation tax is payable over an eight-year period.

Accumulated earnings of certain foreign subsidiaries, which totaled $429 million at December 31, 2017, are intended to be permanently reinvested outside the United States. Total foreign accumulated earnings and profits have been subjected to U.S. income tax as a part of the Tax Act. No additional tax expense is expected on the accumulated earnings that are permanently reinvested.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of December 31, 2017 and 35% as of December 31, 2016. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2017	2016
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$620	$1,177
Deferred compensation	345	439
Investment related	245	253
Postretirement benefits	34	62
Currency translation adjustments	—	73
Other	66	68
Gross deferred income tax assets	1,310	2,072
Less: valuation allowance	17	11
Total deferred income tax assets	1,293	2,061

Deferred income tax liabilities
Deferred acquisition costs	446	717
Net unrealized gains on Available-for-Sale securities	162	264
Depreciation expense	93	146
Intangible assets	93	126
Deferred sales inducement costs	62	113
Goodwill	52	74
Other	7	2
Gross deferred income tax liabilities	915	1,442
Net deferred income tax assets	$378	$619
Included in the Company’s deferred income tax assets are tax benefits primarily related to state net operating losses of $17 million, net of federal benefit, which will expire beginning December 31, 2018. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses and state deferred tax assets; therefore, a valuation allowance of $17 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2017	2016	2015
	(in millions)
Balance at January 1	$115	$161	$242
Additions based on tax positions related to the current year	16	15	18
Additions for tax positions of prior years	3	33	48
Reductions for tax positions of prior years	(57)	(87)	(147)
Audit settlements	(1)	(7)	—
Balance at December 31	$76	$115	$161
If recognized, approximately $58 million, $46 million and $57 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2017, 2016, and 2015, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $20 million to $30 million in the next 12 months primarily due to IRS settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil, a net decrease of $43 million, and a net increase of $3 million in interest and penalties for the years ended December 31, 2017, 2016, and 2015, respectively. At both December 31, 2017 and 2016, the Company had a payable of $8 million related to accrued interest and penalties.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the third quarter of 2017, the Company received final cash settlements for resolution of the 2006 through 2011 IRS audits. The IRS has completed its examination of the 2008 through 2010 tax returns and these years are effectively settled; however, the statutes of limitation, remain open for certain carryover adjustments. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 through 2015. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2015.
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
The Company also sponsors unfunded defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. On December 31, 2016, the access to retiree health care coverage was closed to all active employees who had previously met the qualification requirements. Instead, only existing retirees, as of January 1, 2017, qualifying for the plan and electing coverage will be provided a fixed amount to subsidize health care insurance purchased through other providers. Net periodic postretirement benefit costs were not material for the years ended December 31, 2017, 2016 and 2015.
Most employees outside the U.S. are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.
All components of the net periodic benefit cost are recorded in general and administrative expense and were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Service cost	$47	$44	$46
Interest cost	28	29	27
Expected return on plan assets	(45)	(41)	(40)
Amortization of prior service costs	(1)	(1)	(1)
Amortization of net loss	10	6	9
Other	3	4	4
Net periodic benefit cost	$42	$41	$45
The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.

The following table provides a reconciliation of changes in the benefit obligation:

	Pension Plans		Other Postretirement Plans
	2017	2016	2017	2016
	(in millions)
Benefit obligation, January 1	$899	$812	$15	$18
Service cost	47	44	—	—
Interest cost	28	29	—	1
Benefits paid	(12)	(8)	(1)	(4)
Actuarial (gain) loss	39	65	1	—
Plan change	—	—	—	(2)
Participant contributions	—	—	—	2
Settlements	(21)	(18)	—	—
Foreign currency rate changes	15	(25)	—	—
Benefit obligation, December 31	$995	$899	$15	$15
The following table provides a reconciliation of changes in the fair value of assets:

	Pension Plans
	2017	2016
	(in millions)
Fair value of plan assets, January 1	$628	$608
Actual return on plan assets	107	62
Employer contributions	32	13
Benefits paid	(12)	(8)
Settlements	(21)	(18)
Foreign currency rate changes	14	(29)
Fair value of plan assets, December 31	$748	$628
The Company complies with the minimum funding requirements in all countries. The following table provides the amounts recognized in the Consolidated Balance Sheets at December 31, which equal the funded status of the plans:

	Pension Plans		Other Postretirement Plans
	2017	2016	2017	2016
	(in millions)
Benefit liability	$(253)	$(271)	$(15)	$(15)
Benefit asset	6	—	—	—
Net amount recognized	$(247)	$(271)	$(15)	$(15)
The accumulated benefit obligation for all pension plans as of December 31, 2017 and 2016 was $916 million and $822 million, respectively. The following table provides information for pension plans with benefit obligations in excess of plan assets:

	December 31,
	2017	2016
	(in millions)
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$759	$684
Fair value of plan assets	562	469
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$816	$899
Fair value of plan assets	562	628

The weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Other Postretirement Plans
	2017	2016	2017	2016
Discount rates	3.32%	3.66%	3.41%	3.77%
Rates of increase in compensation levels	4.29	4.39	N/A	N/A
The weighted average assumptions used to determine net periodic benefit cost of pension plans were as follows:

	2017	2016	2015
Discount rates	3.64%	3.67%	3.43%
Rates of increase in compensation levels	4.39	4.43	4.41
Expected long-term rates of return on assets	7.13	6.98	7.10
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
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 83% equity securities and 17% debt securities and additional voluntary contribution (“AVC”) assets outside the U.S. which are allocated at the discretion of the individual and will be converted at retirement into the defined benefit pension plan. Actual allocations will generally be within 5% of these targets. At December 31, 2017, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.
The following tables present the Company’s pension plan assets measured at fair value on a recurring basis:

Asset Category	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$95	$94	$—	$189
U.S. small cap stocks	76	4	—	80
Non-U.S. large cap stocks	28	43	—	71
Non-U.S. small cap stocks	28	—	—	28
Emerging markets	19	32	—	51
Debt securities:
U.S. investment grade bonds	27	11	—	38
U.S. high yield bonds	—	26	—	26
Non-U.S. investment grade bonds	—	16	—	16
Real estate investment trusts at NAV	—	—	—	18	(1)
Hedge funds at NAV	—	—	—	27	(1)
Pooled pension funds	—	166	—	166
AVC assets (pooled pension funds)	—	20	—	20
Cash equivalents	18	—	—	18
Total	$291	$412	$—	$748

Asset Category	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$73	$76	$—	$149
U.S. small cap stocks	69	4	—	73
Non-U.S. large cap stocks	22	34	—	56
Non-U.S. small cap stocks	21	—	—	21
Emerging markets	14	23	—	37
Debt securities:
U.S. investment grade bonds	26	10	—	36
U.S. high yield bonds	—	24	—	24
Non-U.S. investment grade bonds	—	14	—	14
Real estate investment trusts at NAV	—	—	—	17	(1)
Hedge funds at NAV	—	—	—	26	(1)
Pooled pension funds	—	142	—	142
AVC assets (pooled pension funds)	—	17	—	17
Cash equivalents	16	—	—	16
Total	$241	$344	$—	$628
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
The amounts recognized in AOCI, net of tax, as of December 31, 2017 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $99 million, an unrecognized prior service credit of nil, and a currency exchange rate adjustment loss of $2 million related to the Company’s pension plans. The Company’s other postretirement plans included an unrecognized actuarial gain of $3 million and an unrecognized prior service credit of $1 million. The estimated amounts that will be amortized from AOCI, net of tax, into net periodic benefit cost in 2018 include a prior service credit of nil and an actuarial loss of $7 million related to Company’s pension plans and an actuarial gain of nil related to Company’s other postretirement plans. See Note 18 for a rollforward of AOCI related to the Company’s defined benefit plans.
The Company’s pension plans expect to make benefit payments to retirees as follows:

	Pension Plans	Other Postretirement Plans
2018	$83	$1
2019	62	1
2020	61	1
2021	74	1
2022	70	1
2023-2027	390	5

The Company expects to contribute $26 million and $1 million to its pension plans and other postretirement plans, respectively, in 2018.
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
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $49 million, $48 million and $47 million in 2017, 2016 and 2015, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $5 million, $6 million and $6 million in 2017, 2016 and 2015, respectively.
23. Commitments, Guarantees and Contingencies
Commitments
The Company is committed to pay aggregate minimum rentals under noncancelable operating leases for office facilities in future years as of December 31, 2017 as follows:

(in millions)
2018	$69
2019	58
2020	48
2021	35
2022	27
Thereafter	78
Total (1)	$315
(1) Minimum payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases.
For the years ended December 31, 2017, 2016 and 2015, operating lease expense was $84 million, $59 million and $67 million, respectively.
The following table presents the Company’s funding commitments as of December 31:

	2017	2016
	(in millions)
Commercial mortgage loans	$31	$78
Consumer mortgage loans	—	185
Consumer lines of credit	2	2
Affordable housing and other real estate partnerships	123	177
Total funding commitments	$156	$442
The decrease in consumer mortgage loan funding commitments at December 31, 2017 compared to the prior year is due to the sale of loans. See Note 6 for additional information.
Guarantees
The Company’s life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2017, these guarantees range from 1% to 5%.
Contingencies
RiverSource Life and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, the Company could be adversely affected by the requirement to pay assessments to the guaranty fund associations.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At December 31, 2017 and 2016, the estimated liability was $14 million and $16 million, respectively, and the related premium tax asset was $12 million and $14 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
In November 2014, a lawsuit was filed against the Company’s London-based asset management affiliate in England’s High Court of Justice Commercial Court, entitled Otkritie Capital International Ltd and JSC Otkritie Holding v. Threadneedle Asset Management Ltd. and Threadneedle Management Services Ltd. (“Threadneedle Defendants”). Claimants allege that the Threadneedle Defendants should be held liable for the wrongful acts of one of its former employees, who in February 2014 was held jointly and severally liable with several other parties for conspiracy and dishonest assistance in connection with a fraud perpetrated against Claimants in 2011. Claimants allege they were harmed by that fraud in the amount of $106 million. The Threadneedle Defendants applied to the Court for an Order dismissing the proceedings as an abuse of process of the Court. This application was declined in August 2015. The Threadneedle Defendants applied to the Court of Appeal for leave to appeal, which application was granted in November 2015. In April 2017, the Court of Appeal denied the Threadneedle Defendants’ appeal. As a result, the case will proceed in England’s High Court of Justice, Commercial Court. A Case Management Conference was held October 6, 2017, and it was directed that trial of the matter shall not be set before May 1, 2019. The Company’s reasonable estimate of the range of loss, if any, that may result from this matter is not expected to have a material effect on its consolidated results of operations or financial condition.

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
The Asset Management segment provides investment management and advice and investment products to retail, high net worth and institutional clients on a global scale through the Columbia Threadneedle Investments brand, which represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (“Columbia Management”) and Threadneedle. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. The Company provides U.S. retail clients with products through unaffiliated third party financial institutions and through the Advice & Wealth Management segment, and provides institutional products and services through its institutional sales force. Retail products for non-U.S. investors are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, CLOs, hedge fund or alternative strategies, collective funds and property funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. The Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management, Annuities and Protection segments.
The Annuities segment provides variable and fixed annuity products of RiverSource Life companies to individual clients. The Company provides variable annuity products through its advisors and its fixed annuity products are distributed through both affiliated and unaffiliated advisors and financial institutions. Revenues for the Company’s variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for the Company’s fixed deferred annuity products are primarily earned as net investment income on assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The Company also earns net investment income on owned assets supporting reserves for immediate annuities with a non-life contingent feature and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Revenues for the Company’s immediate annuities with a life contingent feature are earned as premium revenue. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds (“VIT Funds”) under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.
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
The Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in the Company’s subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes the results of the Company’s closed block long term care business. The Corporate & Other segment also includes revenues and expenses of consolidated investment entities, which are excluded on an operating basis.
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
Operating earnings is defined as operating net revenues less operating expenses. Operating net revenues and operating expenses exclude results of discontinued operations, the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), integration and restructuring charges and the impact of consolidating investment entities. Operating net revenues also exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments. Operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), and the DSIC and DAC amortization offset to net realized investment gains or losses. The market impact on variable annuity guaranteed benefits, fixed index annuity benefits and IUL benefits includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2017	2016
	(in millions)
Advice & Wealth Management	$13,270	$12,654
Asset Management	8,393	7,254
Annuities	98,276	93,481
Protection	18,039	16,780
Corporate & Other	9,492	9,652
Total assets	$147,470	$139,821

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating net revenues:
Advice & Wealth Management	$5,506	$5,036	$5,013
Asset Management	3,077	2,964	3,254
Annuities	2,499	2,463	2,541
Protection	2,044	2,241	2,131
Corporate & Other	173	237	256
Eliminations (1)	(1,411)	(1,406)	(1,461)
Total segment operating revenues	11,888	11,535	11,734
Net realized gains (losses)	46	6	4
Revenue attributable to CIEs	94	128	446
Market impact on IUL benefits, net	1	24	7
Market impact of hedges on investments	(2)	3	(21)
Total net revenues per consolidated statements of operations	$12,027	$11,696	$12,170
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2017, 2016 and 2015 in each segment as follows: Advice and Wealth Management ($953, $982 and $1,035, respectively); Asset Management ($47, $44 and $43, respectively); Annuities ($351, $333 and $340, respectively); Protection ($62, $46 and $42, respectively); and Corporate & Other ($(2), $1 and $1, respectively).

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Operating earnings:
Advice & Wealth Management	$1,163	$911	$859
Asset Management	740	621	761
Annuities	710	329	650
Protection	216	263	198
Corporate & Other	(426)	(359)	(214)
Total segment operating earnings	2,403	1,765	2,254
Net realized gains (losses)	44	6	4
Net income (loss) attributable to CIEs	2	(2)	125
Market impact on variable annuity guaranteed benefits, net	(232)	(216)	(214)
Market impact on IUL benefits, net	4	36	(1)
Market impact of hedges on investments	(2)	3	(21)
Integration and restructuring charges	(5)	—	(5)
Pretax income per consolidated statements of operations	$2,214	$1,592	$2,142

26. Quarterly Financial Data (Unaudited)

	2017				2016
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
	(in millions, except per share data)
Net revenues	$3,160	$2,981	$2,985	$2,901	$3,062	$2,998	$2,871	$2,765
Pretax income	600	628	511	475	469	238	410	475
Net income	181	503	393	403	400	215	335	364

Earnings per share:
Basic	$1.20	$3.29	$2.53	$2.56	$2.49	$1.31	$1.99	$2.11
Diluted	$1.18	$3.24	$2.50	$2.52	$2.46	$1.30	$1.97	$2.09

Weighted average common shares outstanding:
Basic	151.0	153.0	155.1	157.5	160.4	164.0	168.3	172.6
Diluted	153.8	155.4	157.5	160.1	162.4	165.8	170.1	174.4
Cash dividends declared per common share	$0.83	$0.83	$0.83	$0.75	$0.75	$0.75	$0.75	$0.67
Common share price:
High	173.62	149.99	133.02	135.20	119.32	101.81	102.74	105.47
Low	147.79	128.06	118.84	110.56	86.25	84.93	84.92	76.00
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2017.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.
Item 9B. Other Information
On February 22, 2018, the Board of Directors (“Board”) of the Company approved, effective immediately, certain amendments to the Company’s by-laws (“By-Laws”). A summary of the changes to the By-Laws are set forth below and is qualified in its entirety by reference to the full text of the amended and restated By-Laws, a complete copy of which is attached hereto as Exhibit 3.2 and is hereby incorporated by reference in response to this Item 9B
Amendments to the By-Laws include amending: (i) Section 1.03(b) to clarify that such waivers include both written waivers and waivers by electronic transmission; (ii) Section 1.10(a)(ii)(C)(1) to clarify that a stockholder nominee is consenting to being named in the Company’s proxy statement as a nominee of the stockholder; (iii) Section 1.10(c)(iv) to provide that stockholders may now submit proposals pursuant to Rule 14a-8 of the Exchange Act by proxy and requiring that certain information be included in any such proposal by proxy; (iv) Section 1.11(a) to remove the references to withhold votes related to the majority votes cast standard for the election of directors and also clarify that broker nonvotes (like abstentions) are not considered to be votes cast; (v) Section 1.11(b) to clarify that the director resignation required by Section 1.11(b) is contingent upon acceptance by the Board; (vi) Section 1.12 to provide that only the nominees for director nominated by a stockholder pursuant to the advance notice provision must provide certain information within the time periods prescribed for the delivery of a notice pursuant to the advance notice provision; (vii) Section 2.14 and 3.09 to clarify that actions of the Board or a committee require a quorum when there is a vacancy on the Board or Committee; (viii) Section 2.16 to clarify the ability to rely on certain accounts and reports; (ix) Section 4.04 to clarify that the Board may authorize certain officers of the Company to appoint or elect other officers; and (x) Section 5.01 to clarify who may sign stock certificates.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The following portions of the Proxy Statement are incorporated herein by reference:

•	information included under the caption “Items to be Voted on by Shareholders-Item 1-Election of the Eight Director Nominees Named Below”;

•	information included under the caption “Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business by Shareholders”;

•	information under the caption “Corporate Governance-Codes of Conduct”;

•	information included under the caption “Corporate Governance-Membership on Board Committees”;

•	information under the caption “Corporate Governance-Nominating and Governance Committee-Director Nomination Process”;

•	information included under the caption “Corporate Governance-Audit Committee”;

•	information included under the caption “Corporate Governance-Audit Committee Financial Experts”; and

•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
EXECUTIVE LEADERSHIP TEAM
Set forth below is a list of the members of our Executive Leadership Team as of the date this Annual Report on Form 10-K has been filed with the SEC. Also included in this list is David K. Stewart, our principal accounting officer. Each such person’s age is indicated by the number in parentheses next to his or her name.
Each individual with an asterisk next to his or her name has been designated as an “executive officer” for purposes of the Exchange Act. None of the below individuals have any family relationship with any other member of the Executive Leadership Team or our principal accounting officer, and none of such individuals became a member of the Executive Leadership Team pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified.

*James M. Cracchiolo-Chairman and Chief Executive Officer, Ameriprise Financial
Mr. Cracchiolo (59) has been our Chairman and Chief Executive Officer since September 2005 when the Company completed its spinoff from American Express. Prior to his current role, Mr. Cracchiolo held a number of senior-level positions at American Express, including group president of American Express Global Financial Services (2000 - 2005); CEO and president of American Express Financial Corporation (AEFC) (2000 - 2005) and chairman of AEFC (2001 - 2005); chairman of American Express Bank Ltd. (2000 - 2005); president and CEO of Travel Related Services International (TRS) (1998 - 2003); president of Global Network Services (1997 -1998); senior vice president of TRS Quality, Global Reengineering (1993 - 1997); and executive vice president and chief financial officer of Shearson Lehman Brothers (then a unit of American Express) (1990 -1993). In addition, he is an advisor to the March of Dimes and previously served on the boards of the American Council of Life Insurers and The Financial Services Roundtable and on the board of advisors to the March of Dimes.
*Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (75) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.
Scott E. Couto-Head of North America
Mr. Couto (48) has been our Head of North America for Columbia Threadneedle Investments since February 2018. He was previously President of Fidelity Institutional Asset Management and held executive positions across distribution, product and marketing at Fidelity Investments. Mr. Couto joined Fidelity in 2009 from Evergreen Investments. Prior to that, he was with Liberty Funds, a predecessor fund family of Columbia. Mr. Couto received a degree in finance and investments from Babson College and holds the Chartered Financial Analyst® designation.
Kelli A. Hunter-Executive Vice President of Human Resources
Ms. Hunter (56) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
*Karen Wilson Thissen-Executive Vice President and General Counsel
Ms. Wilson Thissen (51) has been our Executive Vice President and General Counsel since January 2017. Prior to that, Ms. Wilson Thissen served as our Executive Vice President and Deputy General Counsel since January 2014 and in other positions within the Company since November 2004. Before joining the Company, Ms. Wilson Thissen was a partner at the law firm Faegre & Benson LLP (now Faegre Baker Daniels LLP).
*Randy Kupper-Executive Vice President and Chief Information Officer
Mr. Kupper (59) has been our Executive Vice President and Chief Information Officer since June 2012. Prior to that, Mr. Kupper had served as Executive Vice President-Applications Development since January 2010 and as Senior Vice President-Applications Development since November 2008. Prior to joining Ameriprise in 2008, he served as a Senior Vice President-Technology of U.S. Consumer and Small Business Services at American Express, where he spent approximately ten years holding leadership positions in the technologies organization.
Neal Maglaque-President-Advice & Wealth Management, Business Development and Chief Operating Officer
Mr. Maglaque (61) has been our President-Advice & Wealth Management, Business Development and Chief Operating Officer since June 2012. Prior to that time, Mr. Maglaque served as Executive Vice President and Advice & Wealth Management Chief Operating Officer since 2009, Senior Vice President-USAG Business Planning and Operations since 2006 and as Senior Vice President-Lead Financial Officer Enterprise Finance since 2005. Prior thereto, Mr. Maglaque held several leadership positions at American Express.
Deirdre D. McGraw-Executive Vice President-Marketing, Corporate Communications and Community Relations
Ms. McGraw (47) has been our Executive Vice President-Marketing, Corporate Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.
*Colin Moore-Executive Vice President and Global Chief Investment Officer
Mr. Moore (59) has been our Executive Vice President and Global Chief Investment Officer since June 2013. Mr. Moore also continues to serve as Chief Investment Officer-Columbia Management, a position he has held since 2010. Prior thereto, he was head of fixed income and liquidity strategies from 2009 to 2010. Mr. Moore joined Columbia Management in 2002 as head of equity and has been a member of the investment community since 1983.

Patrick H. O’Connell-Executive Vice President, Ameriprise Advisor Group
Patrick H. O'Connell (48) has been our Executive Vice President of the Ameriprise Advisor Group since February 2013. Prior to that, he was Senior Vice President for the employee advisor business in the eastern half of the United States and in other senior leadership positions within the company before that. Mr. O'Connell earned his M.B.A. and B.S. from Widener University.
Michelle Scrimgeour-Chief Executive Officer, EMEA
Ms. Scrimgeour (54) has been our Chief Executive Officer, EMEA since April 2017. She was previously Chief Risk Officer at M&G Investments and a Director of M&G Group Limited. She joined M&G in 2012 from BlackRock (previously Merrill Lynch Investment Managers and Mercury Asset Management), where Ms. Scrimgeour held several roles across the business and across asset classes, including Chief Operating Officer for International Fixed Income; Global Head of Fixed Income Product; Head of Alternative Investments and senior roles in the Quantitative Equity and Transition Management businesses. Scrimgeour holds a BA (Hons) in French from the University of Sheffield.
*Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (56) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice and Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is currently on the board of directors of the Securities Industry and Financial Markets Association.
*David K. Stewart-Senior Vice President and Controller (Principal Accounting Officer)
Mr. Stewart (64) has been our Senior Vice President and Controller since September 2005. Prior to that, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now known as Thrivent Financial for Lutherans, where he was Vice President-Treasurer from 1997 until 2001.
*William F. Truscott-CEO-Global Asset Management
Mr. Truscott (57) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.
Bill Williams-Executive Vice President, Ameriprise Franchise Group
Bill Williams (50) has been our Executive Vice President, Ameriprise Franchise Group since February 2013. Mr. Williams joined Ameriprise in 1989 as an advisor. Mr. Williams has held a number of management roles within Ameriprise before assuming his current position. Williams is a graduate of Bentley University with a BA in Finance.
*John R. Woerner-President-Insurance & Annuities and Chief Strategy Officer
Mr. Woerner (48) has been our President - Insurance and Annuities and Chief Strategy Officer since September 2012. Prior to that time, he served as President - Insurance and Chief Strategy Officer since February 2008 and, as Senior Vice President - Strategy and Business Development since September 2005. Prior to that, Mr. Woerner served as Senior Vice President - Strategic Planning and Business Development of AEFC since March 2005. Prior to joining AEFC, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey’s U.S. Asset Management Practice.
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

Item 11. Executive Compensation
The following portions of the Proxy Statement are incorporated herein by reference:

•	information under the caption “Corporate Governance-Compensation and Benefits Committee-Compensation Committee Interlocks and Insider Participation”;

•	information included under the caption “Compensation of Executive Officers”; and

•	information included under the caption “Compensation of Directors.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan category	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares
Equity compensation plans approved by security holders	7,857,964	(1)	$100.46	13,228,175
Equity compensation plans not approved by security holders	2,702,893	(2)	$47.50	7,433,577	(3)
Total	10,560,857		$100.38	20,661,752
(1) Includes 1,883,908 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.
(2) Includes 2,692,534 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company’s equity compensation plans see Note 17 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
(3) Consists of 3,258,635 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 2,027,756 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 2,147,186 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
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
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Items to be Voted on by Shareholders-Item 4-Ratification of the Audit Committee’s Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2018 - Independent Registered Public Accounting Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” in the Proxy Statement is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The information required herein has been provided in Item 8, which is incorporated herein by reference.
2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(b): Schedule I-Condensed Financial Information of Registrant (Parent Company Only)
	Condensed Statements of Operations – Years Ended December 31, 2017, 2016 and 2015	182
	Condensed Balance Sheets - December 31, 2017 and 2016	183
	Condensed Statements of Cash Flows – Years Ended December 31, 2017, 2016 and 2015	184
	Notes to Condensed Financial Information of Registrant	185
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

Exhibit	Description

3.1	Amended Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on May 1, 2014).
3.2*	Amended and Restated Bylaws of Ameriprise Financial, Inc.
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

4.5
Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.B to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).

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

10.4*	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective October 3, 2017.
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

10.7	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.9	Ameriprise Financial Form of Agreement — Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.10	Ameriprise Financial Long-Term Incentive Award Program Guide.
10.11
Ameriprise Financial Performance Cash Unit Plan Supplement to the Long Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2011).

10.12
Ameriprise Financial Form of Award Certificate — Performance Cash Unit Plan Award (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016)

10.13
Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2011).

10.14
Ameriprise Financial Form of Award Certificate — Performance Share Unit Plan Award (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).

10.15
Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective December 3, 2014 (incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K File No. 1-32525, filed on February 24, 2015).

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

Exhibit	Description

10.24
Third Amended and Restated Credit Agreement, dated as of October 12, 2017, among Ameriprise Financial, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and U.S. Bank National Association as Co-Documentation Agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 16, 2017).

12*	Ratio of Earnings to Fixed Charges.
13*
Portions of the Ameriprise Financial, Inc. 2017 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

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
101*
The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets at December 31, 2017 and 2016; (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule I - Condensed Financial Information of Registrant (Parent Only).

* Filed electronically herewithin.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
Registrant

Date: February 22, 2018	By	/s/ Walter S. Berman
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

Date: February 22, 2018	By	/s/ James M. Cracchiolo
James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)

Date: February 22, 2018	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 22, 2018	By	/s/ David K. Stewart
David K. Stewart Senior Vice President and Controller (Principal Accounting Officer)

Date: February 22, 2018	By	/s/ Dianne Neal Blixt
Dianne Neal Blixt Director

Date: February 22, 2018	By	/s/ Amy DiGeso
Amy DiGeso Director

Date: February 22, 2018	By	/s/ Lon R. Greenberg
Lon R. Greenberg Director

Date: February 22, 2018	By	/s/ Siri S. Marshall
Siri S. Marshall Director

Date: February 22, 2018	By	/s/ Jeffrey Noddle
Jeffrey Noddle Director

Date: February 22, 2018	By	/s/ H. Jay Sarles
H. Jay Sarles Director

Date: February 22, 2018	By	/s/ Robert F. Sharpe, Jr.
Robert F. Sharpe, Jr. Director

Date: February 22, 2018	By	/s/ Christopher J. Williams
Christopher J. Williams Director

Schedule I - Condensed Financial Information of Registrant
(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2017	2016	2015
	(in millions)
Revenues
Management and financial advice fees	$(1)	$(1)	$(1)
Net investment income	11	14	2
Other revenues	11	9	14
Total revenues	21	22	15
Banking and deposit interest expense	5	1	—
Total net revenues	16	21	15
Expenses
Benefits, claims, losses and settlement expenses	76	41	13
Distribution expense	18	—	—
Interest and debt expense	116	113	124
General and administrative expense	249	192	193
Total expenses	459	346	330
Pretax loss before equity in earnings of subsidiaries	(443)	(325)	(315)
Income tax benefit	(47)	(146)	(123)
Loss before equity in earnings of subsidiaries	(396)	(179)	(192)
Equity in earnings of subsidiaries	1,876	1,493	1,754
Net income	1,480	1,314	1,562
Other comprehensive income (loss), net of tax	29	(59)	(409)
Total comprehensive income	$1,509	$1,255	$1,153
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheets (Parent Company Only)
	December 31,
	2017	2016
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$494	$754
Investments	341	314
Loans to subsidiaries	227	167
Due from subsidiaries	382	452
Receivables	5	10
Land, buildings, equipment, and software, net of accumulated depreciation of $1,111 and $1,005, respectively	236	221
Restricted and segregated cash	—	24
Investments in subsidiaries	8,060	7,739
Other assets	1,146	1,240
Total assets	$10,891	$10,921

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$627	$524
Due to subsidiaries	74	88
Borrowings from subsidiaries	363	364
Long-term debt	2,891	2,917
Other liabilities	938	736
Total liabilities	4,893	4,629

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 327,506,935 and 324,006,315, respectively)	3	3
Additional paid-in capital	8,085	7,765
Retained earnings	11,329	10,351
Treasury shares, at cost (180,872,271 and 169,246,411 shares, respectively)	(13,648)	(12,027)
Accumulated other comprehensive income, net of tax, including amounts applicable to equity investments in subsidiaries	229	200
Total shareholders’ equity	5,998	6,292
Total liabilities and equity	$10,891	$10,921
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2017	2016	2015
	(in millions)
Cash Flows from Operating Activities
Net income	$1,480	$1,314	$1,562
Equity in earnings of subsidiaries	(1,876)	(1,493)	(1,754)
Dividends received from subsidiaries	1,698	1,465	1,485
Other operating activities, primarily with subsidiaries	712	528	262
Net cash provided by operating activities	2,014	1,814	1,555
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	55	112
Maturities, sinking fund payments and calls	44	277	506
Purchases	(77)	(129)	(28)
Proceeds from sale of other investments	3	—	62
Purchase of other investments	—	—	(5)
Purchase of land, buildings, equipment and software	(69)	(49)	(47)
Contributions to subsidiaries	(79)	(197)	(271)
Return of capital from subsidiaries	47	187	146
Repayment of loans to subsidiaries	1,277	1,910	2,897
Issuance of loans to subsidiaries	(1,337)	(1,910)	(2,897)
Other, net	(91)	59	6
Net cash provided by investing activities	(282)	203	481
Cash Flows from Financing Activities
Dividends paid to shareholders	(491)	(479)	(465)
Repurchase of common shares	(1,485)	(1,707)	(1,741)
Cash paid for purchased options with deferred premiums	(19)	(22)	(19)
Issuance of long-term debt, net of issuance costs	—	496	—
Repayments of long-term debt	(11)	(257)	(409)
Borrowings from subsidiaries	15	—	3
Repayments of borrowings from subsidiaries	(15)	—	(18)
Exercise of stock options	15	9	16
Other, net	(1)	36	1
Net cash used in financing activities	(1,992)	(1,924)	(2,632)
Net increase (decrease) in cash and cash equivalents	(260)	93	(596)
Cash and cash equivalents at beginning of year	754	661	1,257
Cash and cash equivalents at end of year	$494	$754	$661
Supplemental Disclosures:
Interest paid on debt	$128	$121	$154
Income taxes paid (received), net	(368)	(112)	378
Non-cash dividends from subsidiaries	—	11	52
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
In 2015, the Company recorded a capital lease that had previously been incorrectly recorded as an operating lease for Ameriprise Financial Center. The cumulative adjustment included a capital lease asset of $70 million, net of accumulated depreciation, and a related capital lease obligation of $60 million and a $10 million increase in pretax income. The lease term for the Ameriprise Financial Center began in November 2000 and extends for 20 years, with several options to extend the term.
2. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.

•	At both December 31, 2017 and 2016, the debt of Ameriprise Financial included $50 million of repurchase agreements, which are accounted for as secured borrowings.

•
At both December 31, 2017 and 2016, Ameriprise Financial had $150 million of borrowings from the Federal Home Loan Bank of Des Moines, which is collateralized with commercial mortgage backed securities.

3. Borrowings from Subsidiaries
The Parent Company has intercompany lending arrangements with its subsidiaries. At the end of each business day, taking into consideration all legal and regulatory requirements associated with its subsidiaries, Ameriprise Financial is entitled to draw on all funds in specified bank accounts. Repayment of all or a portion of the funds is due on demand. The Parent Company also has revolving credit agreements with its subsidiaries as the borrower aggregating $1.0 billion of which nil was outstanding as of December 31, 2017 and 2016.
4. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of IDS Property Casualty Insurance Company and certain other subsidiaries.
All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company.
The Parent Company has committed revolving credit agreements with its subsidiaries as the lender aggregating $366 million as of December 31, 2017.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2017, 2016 and 2015, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
The Parent Company and IDS Property Casualty Insurance Company (“IDS Property Casualty”) entered into a Capital Support Agreement on September 30, 2015, pursuant to which the Parent Company agrees to commit such capital to IDS Property Casualty as is necessary to maintain IDS Property Casualty’s current financial strength ratings by AM Best. The maximum capital amount is $150 million. Effective February 1, 2018, this agreement was amended to revise the expiration date to be April 1, 2019. For the year ended December 31, 2017, IDS Property Casualty did not draw upon the Capital Support Agreement.
Ameriprise Financial Services Inc. (“AFSI”) entered into a FINRA approved subrogation agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. For the year ended December 31, 2017, AFSI had not made a demand of the principal amount.