Form 10-Q
period 2018-03-31
AMERIPRISE FINANCIAL INC
filed 2018-05-02
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2018
Common Stock (par value $.01 per share)	144,612,802 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017 (1)
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,669	$1,487
Distribution fees	468	441
Net investment income	396	391
Premiums	343	339
Other revenues	308	278
Total revenues	3,184	2,936
Banking and deposit interest expense	16	10
Total net revenues	3,168	2,926
Expenses
Distribution expenses	905	823
Interest credited to fixed accounts	141	162
Benefits, claims, losses and settlement expenses	494	567
Amortization of deferred acquisition costs	92	72
Interest and debt expense	51	50
General and administrative expense	789	777
Total expenses	2,472	2,451
Pretax income	696	475
Income tax provision	102	72
Net income	$594	$403

Earnings per share
Basic	$3.97	$2.56
Diluted	$3.91	$2.52

Cash dividends declared per common share	$0.83	$0.75

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	—	—
Net impairment losses recognized in net investment income	$—	$(1)
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income	$594	$403
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	29	7
Net unrealized gains (losses) on securities	(262)	7
Net unrealized gains (losses) on derivatives	—	1
Defined benefit plans	—	5
Other	—	(1)
Total other comprehensive income (loss), net of tax	(233)	19
Total comprehensive income	$361	$422
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	December 31, 2017 (1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,102	$2,484
Cash of consolidated investment entities	99	136
Investments	35,320	35,925
Investments of consolidated investment entities, at fair value	2,111	2,131
Separate account assets	85,847	87,368
Receivables	5,860	5,762
Receivables of consolidated investment entities, at fair value	20	25
Deferred acquisition costs	2,718	2,676
Restricted and segregated cash and investments	2,818	3,147
Other assets	7,867	7,826
Total assets	$144,762	$147,480

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,364	$29,904
Separate account liabilities	85,847	87,368
Customer deposits	10,240	10,303
Short-term borrowings	201	200
Long-term debt	2,881	2,891
Debt of consolidated investment entities, at fair value	2,174	2,206
Accounts payable and accrued expenses	1,609	1,975
Other liabilities	6,570	6,575
Other liabilities of consolidated investment entities, at fair value	36	63
Total liabilities	138,922	141,485
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 328,114,954 and 327,506,935 respectively)	3	3
Additional paid-in capital	8,116	8,085
Retained earnings	11,796	11,326
Treasury shares, at cost (183,096,597 and 180,872,271 shares, respectively)	(14,070)	(13,648)
Accumulated other comprehensive income (loss), net of tax	(5)	229
Total equity	5,840	5,995
Total liabilities and equity	$144,762	$147,480
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total
	(in millions, except per share data)
Balances at January 1, 2017, previously reported	154,759,904	$3	$7,765	$10,351	$(12,027)	$200	$6,292
Cumulative effect of change in accounting policies	—	—	—	(3)	—	—	(3)
Balances at January 1, 2017, restated	154,759,904	3	7,765	10,348	(12,027)	200	6,289
Comprehensive income:
Net income	—	—	—	403	—	—	403
Other comprehensive income, net of tax	—	—	—	—	—	19	19
Total comprehensive income							422
Dividends to shareholders	—	—	—	(121)	—	—	(121)
Repurchase of common shares	(4,118,826)	—	—	—	(509)	—	(509)
Share-based compensation plans	2,347,526	—	92	—	51	—	143
Balances at March 31, 2017	152,988,604	$3	$7,857	$10,630	$(12,485)	$219	$6,224

Balances at January 1, 2018 (1)	146,634,664	$3	$8,085	$11,326	$(13,648)	$229	$5,995
Cumulative effect of change in accounting policies	—	—	—	1	—	(1)	—
Comprehensive income:
Net income	—	—	—	594	—	—	594
Other comprehensive loss, net of tax	—	—	—	—	—	(233)	(233)
Total comprehensive income							361
Dividends to shareholders	—	—	—	(125)	—	—	(125)
Repurchase of common shares	(3,003,729)	—	—	—	(482)	—	(482)
Share-based compensation plans	1,387,422	—	31	—	60	—	91
Balances at March 31, 2018	145,018,357	$3	$8,116	$11,796	$(14,070)	$(5)	$5,840
(1) Prior period retained earnings have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash Flows from Operating Activities
Net income	$594	$403
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	56	63
Deferred income tax expense (benefit)	104	38
Share-based compensation	32	31
Net realized investment (gains) losses	(6)	(19)
Net trading (gains) losses	(3)	(1)
Loss from equity method investments	12	12
Other-than-temporary impairments and provision for loan losses	—	1
Net (gains) losses of consolidated investment entities	1	3
Changes in operating assets and liabilities:
Restricted and segregated investments	75	25
Deferred acquisition costs	13	5
Other investments, net	(21)	(98)
Policyholder account balances, future policy benefits and claims, net	(325)	(434)
Derivatives, net of collateral	29	304
Receivables	(78)	(59)
Brokerage deposits	(207)	77
Accounts payable and accrued expenses	(373)	(259)
Other operating assets and liabilities of consolidated investment entities, net	3	—
Other, net	(114)	(86)
Net cash provided by (used in) operating activities	(208)	6

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	361	46
Maturities, sinking fund payments and calls	1,195	1,274
Purchases	(1,456)	(1,135)
Proceeds from sales, maturities and repayments of mortgage loans	75	117
Funding of mortgage loans	(40)	(112)
Proceeds from sales and collections of other investments	29	90
Purchase of other investments	(57)	(54)
Purchase of investments by consolidated investment entities	(116)	(285)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	130	296
Purchase of land, buildings, equipment and software	(33)	(33)
Other, net	(1)	7
Net cash provided by (used in) investing activities	$87	$211

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$1,336	$1,284
Maturities, withdrawals and cash surrenders	(1,192)	(1,083)
Policyholder account balances:
Deposits and other additions	444	502
Net transfers from (to) separate accounts	(28)	(23)
Surrenders and other benefits	(501)	(507)
Cash paid for purchased options with deferred premiums	(45)	(58)
Cash received from purchased options with deferred premiums	24	—
Repayments of long-term debt	(3)	(2)
Dividends paid to shareholders	(122)	(117)
Repurchase of common shares	(425)	(436)
Exercise of stock options	2	6
Repayments of debt by consolidated investment entities	(52)	—
Other, net	(2)	—
Net cash provided by (used in) financing activities	(564)	(434)
Effect of exchange rate changes on cash	12	5
Net increase (decrease) in cash, cash equivalents and restricted cash	(673)	(212)
Cash, cash equivalents and restricted cash at beginning of period	5,144	5,392
Cash, cash equivalents and restricted cash at end of period	$4,471	$5,180

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$44	$40
Interest paid by consolidated investment entities	21	20
Income taxes paid, net	118	137
Non-cash investing activity:
Partnership commitments not yet remitted	—	9

	March 31, 2018	December 31, 2017
	(in millions)

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,102	$2,484
Cash of consolidated investment entities	99	136
Restricted and segregated cash and investments	2,818	3,147
Less: Restricted and segregated investments	(548)	(623)
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$4,471	$5,144
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
The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for fair statement of the consolidated results of operations and financial position for the interim periods have been made. Except for the out-of-period correction described below and the prior period adjustments for the retrospective adoption of the new revenue recognition accounting standard, all adjustments made were of a normal recurring nature.
In the first quarter of 2017, the Company recorded a $20 million decrease to income tax provision related to an out-of-period correction for a reversal of a tax reserve.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018 (“2017 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
On January 1, 2018, the Company retrospectively adopted the new accounting standard for revenue recognition. See Note 2 and Note 3 for further information on the new accounting standard and the Company’s revenue from contracts with customers. The following table presents the impact to the consolidated statements of operations for the prior period presented:

	Three Months Ended March 31, 2017
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Management and financial advice fees	$1,482	$5	$1,487
Distribution fees	443	(2)	441
Net investment income	391	—	391
Premiums	339	—	339
Other revenues	256	22	278
Total revenues	2,911	25	2,936
Banking and deposit interest expense	10	—	10
Total net revenues	2,901	25	2,926

Expenses
Distribution expenses	823	—	823
Interest credited to fixed accounts	162	—	162
Benefits, claims, losses and settlement expenses	567	—	567
Amortization of deferred acquisition costs	72	—	72
Interest and debt expense	50	—	50
General and administrative expense	752	25	777
Total expenses	2,426	25	2,451
Pretax income	475	—	475
Income tax provision	72	—	72
Net income	$403	$—	$403
The impact to the consolidated balance sheet as of December 31, 2017 was a $10 million increase to total assets, a $13 million increase to total liabilities and a $3 million decrease to retained earnings.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for revenue from contracts with customers. The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company adopted the revenue recognition guidance on a retrospective basis on January 1, 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the update did not have an impact on these revenues. The Company’s implementation efforts included the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The Company determined that certain payments received primarily related to franchise advisor fees should be presented as revenue rather than a reduction of expense. The adoption of the standard did not have other material impacts on the Company’s consolidated results of operations and financial condition. The impact of the change was an increase to both revenues and expenses of $25 million for the three months ended March 31, 2017. See Note 3 for new disclosures on revenue from contracts with customers.
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of these financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the standard on January 1, 2018 using a modified retrospective approach. The adoption of the standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
Future Adoption of New Accounting Standards
Income Statement – Reporting Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in other comprehensive income (“OCI”). The update allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for tax effects stranded in AOCI resulting from the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. The Company is currently evaluating whether it will elect to reclassify the stranded tax effects and the potential impact to the consolidated financial condition.
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
Leases – Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the FASB updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard will require most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The Company discloses information related to operating lease arrangements within Note 23 of the 2017 10-K. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The update should be applied at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3. Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new accounting standard for revenue from contracts with customers on a retrospective basis. See Note 2 for additional information on the adoption of the new accounting standard.
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended March 31, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$480	$—	$—	$—	$480	$—	$480
Institutional	—	111	—	—	—	111	—	111
Advisory fees	691	—	—	—	—	691	—	691
Financial planning fees	68	—	—	—	—	68	—	68
Transaction and other fees	89	48	14	2	—	153	—	153
Total management and financial advice fees	848	639	14	2	—	1,503	—	1,503

Distribution fees:
Mutual funds	190	69	—	—	—	259	—	259
Insurance and annuity	222	45	84	8	—	359	—	359
Other products	145	—	—	—	—	145	—	145
Total distribution fees	557	114	84	8	—	763	—	763

Other revenues	41	1	—	—	—	42	—	42
Total revenue from contracts with customers	1,446	754	98	10	—	2,308	—	2,308

Revenue from other sources (1)	71	24	515	509	58	1,177	61	1,238
Total segment gross revenues	1,517	778	613	519	58	3,485	61	3,546
Less: Banking and deposit interest expense	16	—	—	—	1	17	—	17
Total segment net revenues	1,501	778	613	519	57	3,468	61	3,529
Less: intersegment revenues	240	12	90	16	(1)	357	4	361
Total net revenues	$1,261	$766	$523	$503	$58	$3,111	$57	$3,168

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31, 2017
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$440	$—	$—	$—	$440	$—	$440
Institutional	—	101	—	—	—	101	—	101
Advisory fees	570	—	—	—	—	570	—	570
Financial planning fees	64	—	—	—	—	64	—	64
Transaction and other fees	89	51	13	2	—	155	—	155
Total management and financial advice fees	723	592	13	2	—	1,330	—	1,330

Distribution fees:
Mutual funds	208	80	—	—	—	288	—	288
Insurance and annuity	199	41	78	8	—	326	—	326
Other products	109	—	—	—	—	109	—	109
Total distribution fees	516	121	78	8	—	723	—	723

Other revenues	37	1	—	—	—	38	—	38
Total revenue from contracts with customers	1,276	714	91	10	—	2,091	—	2,091

Revenue from other sources (1)	55	11	517	511	57	1,151	45	1,196
Total segment gross revenues	1,331	725	608	521	57	3,242	45	3,287
Less: Banking and deposit interest expense	10	—	—	—	—	10	—	10
Total segment net revenues	1,321	725	608	521	57	3,232	45	3,277
Less: intersegment revenues	237	11	84	15	—	347	4	351
Total net revenues	$1,084	$714	$524	$506	$57	$2,885	$41	$2,926
(1) Revenues not included in the scope of the revenue from contracts with customers standard. The amounts primarily consist of revenue associated with the manufacturing of insurance and annuity products or financial instruments.
The following discussion describes the nature, timing, and uncertainty of revenues and cash flows arising from the Company’s contracts with customers on a consolidated basis.
Management and Financial Advice Fees
Asset Management Fees
The Company earns revenue for performing asset management services for retail and institutional clients. The revenue is earned based on a fixed or tiered rate applied, as a percentage, to assets under management. Assets under management vary with market fluctuations and client behavior. The asset management performance obligation is considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Asset management fees are accrued, invoiced and collected on a monthly or quarterly basis.
The Company’s asset management contracts for Open Ended Investment Companies (“OEICs”) in the UK and Société d'Investissement à Capital Variable (“SICAVs”) in Europe include performance obligations for asset management and fund distribution services. The amounts received for these services are reported as management and financial advice fees. The revenue recognition pattern is the same for both performance obligations as the fund distribution services revenue is variably constrained due to factors outside the Company’s control including market volatility and client behavior (such as how long clients hold their investment) and not recognized until assets under management are known.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company may also earn performance-based management fees on institutional accounts, hedge funds, collateralized loan obligations (“CLOs”), OEICs, SICAVs and property funds based on a percentage of account returns in excess of either a benchmark index or a contractually specified level. This revenue is variable and impacted primarily by the performance of the assets being managed compared to the benchmark index or contractually specified level. The revenue is not recognized until it is probable that a significant reversal will not occur. Performance-based management fees are invoiced on a quarterly or annual basis.
Advisory Fees
The Company earns revenue for performing investment advisory services for certain brokerage customer’s discretionary and non-discretionary managed accounts. The revenue is earned based on a contractual fixed rate applied, as a percentage, to the market value of assets held in the account. The investment advisory performance obligation is considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Advisory fees are accrued daily and invoiced or charged on a monthly or quarterly basis.
Financial Planning Fees
The Company earns revenue for providing financial plans to its clients. The revenue earned for each financial plan is either a fixed fee (received monthly, quarterly or annually) or a variable fee (received monthly or quarterly) based on a contractual fixed rate applied, as a percentage, to assets held in a client’s investment advisory account. The financial planning fee is based on the complexity of a client’s financial and life situation and his or her advisor’s experience. The performance obligation is satisfied at the time the financial plan is delivered to the customer. The Company records a contract liability for the unearned revenue when cash is received before the plan is delivered. The financial plan contracts with clients are annual contracts. Amounts recorded as a contract liability are recognized as revenue when the financial plan is delivered, which occurs within the annual period.
For fixed fee arrangements, revenue is recognized when the financial plan is delivered. The Company accrues revenue for any amounts that have not been received at the time the financial plan is delivered.
For variable fee arrangements, revenue is recognized for cash that has been received when the financial plan is delivered. The amount received after the plan is delivered is variably constrained due to factors outside the Company’s control including market volatility and client behavior. The revenue is recognized when it is probable that a significant reversal will not occur that is generally each month or quarter end as the advisory account balance uncertainty is resolved.
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $133 million and $134 million as of March 31, 2018 and December 31, 2017, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets, and were $107 million and $109 million as of March 31, 2018 and December 31, 2017, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $48 million and nil as of March 31, 2018 and December 2017, respectively.
The Company earns revenue for providing trade execution services to franchise advisors. The trade execution performance obligation is satisfied at the time of each trade and the revenue is primarily earned based on a fixed fee per trade. These fees are invoiced and collected on a semi-monthly basis.
Distribution Fees
Mutual Funds and Insurance and Annuity Products
The Company earns revenue for selling affiliated and unaffiliated mutual funds, fixed and variable annuities and insurance products. The performance obligation is satisfied at the time of each individual sale. A portion of the revenue is based on a fixed rate applied, as a percentage, to amounts invested at the time of sale. The remaining revenue is recognized over the time the client owns the

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

investment or holds the contract and is generally earned based on a fixed rate applied, as a percentage, to the net asset value of the fund, or the value of the insurance policy or annuity contract. The ongoing revenue is not recognized at the time of sale because it is variably constrained due to factors outside the Company’s control including market volatility and client behavior (such as how long clients hold their investment, insurance policy or annuity contract). The revenue will not be recognized until it is probable that a significant reversal will not occur.
The Company earns revenue for providing unaffiliated partners an opportunity to educate the Company’s advisors or to support availability and distribution of their products on the Company’s platforms. These payments allow the outside parties to train and support the advisors, explain the features of their products and distribute marketing and educational materials, and support trading and operational systems necessary to enable the Company’s client servicing and production distribution efforts. The Company earns revenue for placing and maintaining unaffiliated fund partners and insurance companies’ products on the Company’s sales platform (subject to the Company’s due diligence standards). The revenue is primarily earned based on a fixed fee or a fixed rate applied, as a percentage, to the market value of assets invested. These performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. These fees are invoiced and collected on monthly basis.
Other Products
The Company earns revenue for selling unaffiliated alternative products. The performance obligation is satisfied at the time of each individual sale. A portion of the revenue is based on a fixed rate applied, as a percentage, to amounts invested at the time of sale. The remaining revenue is recognized over the time the client owns the investment and is earned generally based on a fixed rate applied, as a percentage, to the market value of the investment. The ongoing revenue is not recognized at the time of sale because it is variably constrained due to factors outside the Company’s control including market volatility and client behavior (such as how long clients hold their investment). The revenue will not be recognized until it is probable that a significant reversal will not occur.
The Company earns revenue from brokerage clients for the execution of requested trades. The performance obligation is satisfied at the time of trade execution and amounts are received on the settlement date. The revenue varies for each trade based on various factors that include the type of investment, dollar amount of the trade and how the trade is executed (online or broker assisted).
The Company earns revenue for placing clients’ deposits in its brokerage sweep program with third-party banks. The amount received from the third-party banks is impacted by short-term interest rates. The performance obligation with the financial institutions that participate in the sweep program is considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. The revenue is earned daily and settled monthly based on a rate applied, as a percentage, to the deposits placed.
Other Revenues
The Company earns revenue from fees charged to franchise advisors for providing various services the advisors need to manage and grow their practices. The primary services include: licensing of intellectual property and software, compliance supervision, insurance coverage, technology services and support, consulting and other services. The services are either provided by the Company or third- party providers. The Company controls the services provided by third parties as it has the right to direct the third parties to perform the services, is primarily responsible for performing the services and sets the prices the advisors are charged. The Company recognizes revenue for the gross amount of the fees received from the advisors. The fees are primarily collected monthly as a reduction of commission payments.
Intellectual property and software licenses, along with compliance supervision, insurance coverage, and technology services and support are primarily earned based on a monthly fixed fee. These services are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. The consulting and other services performance obligations are satisfied as the services are delivered and revenue is earned based upon the level of service requested. Prior to the implementation of the revenue recognition standard, fees received from the advisors for software licenses, compliance supervision, technology services and support, consulting, and other services were recorded as a reduction to the Company’s expenses to provide the services and totaled $26 million and $24 million for the three months ended March 31, 2018 and 2017, respectively.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $638 million and $657 million as of March 31, 2018 and December 31, 2017, respectively.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds, certain non-U.S. series funds (OEICs and SICAVs) and private equity funds (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its investment nor has the Company provided any support to these entities.

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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $6 million as of both March 31, 2018 and December 31, 2017. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The carrying value of the Company’s investment in property funds is reflected in other investments and was $25 million and $24 million as of March 31, 2018 and December 31, 2017, respectively.
Hedge Funds and Private Equity Funds
The Company has determined that consolidation is not required for hedge funds and private equity funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $7 million as of both March 31, 2018 and December 31, 2017.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $29 million and $25 million as of March 31, 2018 and December 31, 2017, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $397 million and $408 million as of March 31, 2018 and December 31, 2017, respectively. The Company had an $80 million and a $97 million liability recorded as of March 31, 2018 and December 31, 2017, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 11 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$24	$—	$24
Common stocks	25	5	11	41
Other investments	4	—	—	4
Syndicated loans	—	1,842	200	2,042
Total investments	29	1,871	211	2,111
Receivables	—	20	—	20
Total assets at fair value	$29	$1,891	$211	$2,131

Liabilities
Debt (1)	$—	$2,174	$—	$2,174
Other liabilities	—	36	—	36
Total liabilities at fair value	$—	$2,210	$—	$2,210

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$27	$—	$27
Common stocks	18	8	4	30
Other investments	5	—	—	5
Syndicated loans	—	1,889	180	2,069
Total investments	23	1,924	184	2,131
Receivables	—	25	—	25
Total assets at fair value	$23	$1,949	$184	$2,156

Liabilities
Debt (1)	$—	$2,206	$—	$2,206
Other liabilities	—	63	—	63
Total liabilities at fair value	$—	$2,269	$—	$2,269

(1)
The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.2 billion as of March 31, 2018 and December 31, 2017, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2018	$4		$180
Total gains (losses) included in:
Net income	4	(1)	2	(1)
Purchases	—		18
Sales	—		(1)
Settlements	—		(11)
Transfers into Level 3	4		61
Transfers out of Level 3	(1)		(49)
Balance, March 31, 2018	$11		$200
Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2018	$4	(1)	$2	(1)

	Corporate Debt Securities	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2017	$—	$5	$254
Total gains (losses) included in:
Net income	—	—	3	(1)
Purchases	—	—	55
Sales	—	—	(8)
Settlements	—	—	(23)
Transfers into Level 3	2	1	72
Transfers out of Level 3	—	(2)	(130)
Balance, March 31, 2017	$2	$4	$223
Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2017	$—	$—	$2	(1)
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
All Level 3 measurements as of March 31, 2018 and December 31, 2017 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2018	December 31, 2017
	(in millions)
Syndicated loans
Unpaid principal balance	$2,097	$2,140
Excess unpaid principal over fair value	(55)	(71)
Fair value	$2,042	$2,069
Fair value of loans more than 90 days past due	$21	$24
Fair value of loans in nonaccrual status	21	24
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	36	35

Debt
Unpaid principal balance	$2,290	$2,340
Excess unpaid principal over fair value	(116)	(134)
Carrying value (1)	$2,174	$2,206
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.2 billion as of March 31, 2018 and December 31, 2017, respectively.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(1) million and $(3) million for the three months ended March 31, 2018 and 2017, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
Debt of consolidated CLOs due 2025-2026	$2,174	$2,206	3.1%	2.8%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 7.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2018	December 31, 2017
	(in millions)
Available-for-Sale securities, at fair value	$30,319	$30,927
Mortgage loans, net	2,721	2,756
Policy and certificate loans	844	845
Other investments	1,436	1,397
Total	$35,320	$35,925
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans and held-to-maturity certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days but less than 12 months. As of January 1, 2018, marketable equity securities were reclassified from Available-for-Sale securities to other investments due to the adoption of a new accounting standard on the recognition and measurement of financial instruments. The carrying value of held-to-maturity certificates of deposit was $230 million and $205 million as of March 31, 2018 and December 31, 2017, respectively, which approximates fair value due to the short time between the purchase of the instrument and its expected realization.
The following is a summary of net investment income:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Investment income on fixed maturities	$329	$337
Net realized gains (losses)	6	17
Affordable housing partnerships	(11)	(12)
Other	46	24
Consolidated investment entities	26	25
Total	$396	$391

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,676	$858	$(100)	$14,434	$—
Residential mortgage backed securities	6,031	41	(80)	5,992	—
Commercial mortgage backed securities	4,395	25	(100)	4,320	—
Asset backed securities	1,502	30	(9)	1,523	—
State and municipal obligations	2,192	217	(14)	2,395	—
U.S. government and agencies obligations	1,372	1	—	1,373	—
Foreign government bonds and obligations	273	14	(5)	282	—
Total	$29,441	$1,186	$(308)	$30,319	$—

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,976	$1,131	$(32)	$15,075	$—
Residential mortgage backed securities	6,585	63	(37)	6,611	—
Commercial mortgage backed securities	4,362	48	(36)	4,374	—
Asset backed securities	1,549	36	(5)	1,580	1
State and municipal obligations	2,215	259	(11)	2,463	—
U.S. government and agencies obligations	502	1	—	503	—
Foreign government bonds and obligations	298	20	(4)	314	—
Common stocks	5	3	(1)	7	—
Total	$29,492	$1,561	$(126)	$30,927	$1

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of March 31, 2018 and December 31, 2017, investment securities with a fair value of $1.6 billion and $1.7 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $724 million and $803 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both March 31, 2018 and December 31, 2017, fixed maturity securities comprised approximately 86% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2018 and December 31, 2017, the Company’s internal analysts rated $936 million and $979 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$11,823	$11,706	39%	$11,293	$11,331	37%
AA	1,688	1,862	6	1,898	2,114	7
A	4,398	4,705	15	4,760	5,243	17

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

BBB	10,355	10,868	36	10,317	10,989	35
Below investment grade (1)	1,177	1,178	4	1,219	1,243	4
Total fixed maturities	$29,441	$30,319	100%	$29,487	$30,920	100%

(1)
The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $6 million and $7 million, respectively, at March 31, 2018, and $6 million and $7 million, respectively, at December 31, 2017. These securities are not rated but are included in below investment grade due to their risk characteristics.

As of March 31, 2018 and December 31, 2017, approximately 33% and 37%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	282	$4,289	$(63)	64	$656	$(37)	346	$4,945	$(100)
Residential mortgage backed securities	163	2,716	(38)	127	1,373	(42)	290	4,089	(80)
Commercial mortgage backed securities	127	2,272	(60)	57	749	(40)	184	3,021	(100)
Asset backed securities	43	531	(6)	22	158	(3)	65	689	(9)
State and municipal obligations	174	375	(6)	34	182	(8)	208	557	(14)
Foreign government bonds and obligations	13	46	(1)	12	19	(4)	25	65	(5)
Total	802	$10,229	$(174)	316	$3,137	$(134)	1,118	$13,366	$(308)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	150	$1,791	$(8)	70	$740	$(24)	220	$2,531	$(32)
Residential mortgage backed securities	102	1,772	(11)	130	1,467	(26)	232	3,239	(37)
Commercial mortgage backed securities	67	1,178	(12)	58	783	(24)	125	1,961	(36)
Asset backed securities	36	424	(2)	26	187	(3)	62	611	(5)
State and municipal obligations	76	141	(1)	34	180	(10)	110	321	(11)
Foreign government bonds and obligations	3	6	—	15	23	(4)	18	29	(4)
Common stocks	—	—	—	4	1	(1)	4	1	(1)
Total	434	$5,312	$(34)	337	$3,381	$(92)	771	$8,693	$(126)
As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a rise in interest rates as well as widening credit spreads.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Beginning balance	$2	$69
Credit losses for which an other-than-temporary impairment was previously recognized	—	1
Ending balance	$2	$70
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2018	2017

Gross realized investment gains	$6	$19
Gross realized investment losses	(1)	—
Other-than-temporary impairments	—	(1)
Total	$5	$18
Other-than-temporary impairments for the three months ended March 31, 2017 primarily related to credit losses on asset backed securities.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of March 31, 2018 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$3,224	$3,247
Due after one year through five years	6,425	6,507
Due after five years through 10 years	3,591	3,612
Due after 10 years	4,273	5,118
	17,513	18,484
Residential mortgage backed securities	6,031	5,992
Commercial mortgage backed securities	4,395	4,320
Asset backed securities	1,502	1,523
Total	$29,441	$30,319
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
6.  Financing Receivables
The Company’s financing receivables primarily include commercial mortgage loans, syndicated loans, policy loans, certificate loans, advisor loans and margin loans. Commercial mortgage loans, syndicated loans, policy loans and certificate loans are reflected in investments. Advisor loans and margin loans are recorded in receivables.
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

Commercial Mortgage Loans and Syndicated Loans
The following table presents a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31,
	2018	2017
	(in millions)
Beginning balance	$26	$29
Provisions	—	—
Ending balance	$26	$29

Individually evaluated for impairment	$—	$2
Collectively evaluated for impairment	26	27
The recorded investment in financing receivables by impairment method was as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Individually evaluated for impairment	$17	$17
Collectively evaluated for impairment	3,229	3,258
Total	$3,246	$3,275
As of both March 31, 2018 and December 31, 2017, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $17 million. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the three months ended March 31, 2018 and 2017, the Company purchased $33 million and $70 million, respectively, of syndicated loans, and sold $3 million and nil, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Loans to Financial Advisors
As of both March 31, 2018 and December 31, 2017, principal amounts outstanding for advisor loans were $509 million, and allowance for loan losses were $23 million. The allowance for loan losses related to loans to financial advisors is not included in the table disclosures above. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with the Company was $18 million and $19 million at March 31, 2018 and December 31, 2017, respectively. The allowance for loan losses on these loans was $12 million at both March 31, 2018 and December 31, 2017.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $21 million and $19 million as of March 31, 2018 and December 31, 2017, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both March 31, 2018 and December 31, 2017. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
East North Central	$213	$215	8%	8%
East South Central	89	90	3	3
Middle Atlantic	190	192	7	7
Mountain	251	256	9	9
New England	73	74	3	3
Pacific	801	812	29	29
South Atlantic	749	768	27	28
West North Central	231	235	9	8
West South Central	143	133	5	5
	2,740	2,775	100%	100%
Less: allowance for loan losses	19	19
Total	$2,721	$2,756

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
Apartments	$567	$566	21%	20%
Hotel	40	40	1	1
Industrial	472	476	17	17
Mixed use	44	44	2	2
Office	470	492	17	18
Retail	930	937	34	34
Other	217	220	8	8
	2,740	2,775	100%	100%
Less: allowance for loan losses	19	19
Total	$2,721	$2,756
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2018 and December 31, 2017 was $506 million and $498 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of both March 31, 2018 and December 31, 2017 were $5 million.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of March 31, 2018 and December 31, 2017. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2018 and 2017. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in deferred acquisition costs (“DAC”) were as follows:

	2018	2017
	(in millions)
Balance at January 1	$2,676	$2,648
Capitalization of acquisition costs	79	67
Amortization	(92)	(72)
Impact of change in net unrealized securities (gains) losses	55	—
Balance at March 31	$2,718	$2,643
The balances of and changes in deferred sales inducement costs (“DSIC”), which is included in other assets, were as follows:

	2018	2017
	(in millions)
Balance at January 1	$276	$302
Capitalization of sales inducement costs	1	2
Amortization	(11)	(9)
Impact of change in net unrealized securities (gains) losses	9	—
Balance at March 31	$275	$295
8.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2018		December 31, 2017
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,765		$9,934
Variable annuity fixed sub-accounts	5,139		5,166
Variable universal life (“VUL”)/universal life (“UL”) insurance	3,041		3,047
Indexed universal life (“IUL”) insurance	1,469		1,384
Other life insurance	709		720
Total policyholder account balances	20,123		20,251

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	202		463
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(76)	(2)	(80)	(2)
Other annuity liabilities	31		78
Fixed annuity life contingent liabilities	1,473		1,484
Life and disability income insurance	1,217		1,221
Long term care insurance	4,860		4,896
VUL/UL and other life insurance additional liabilities	646		688
Total future policy benefits	8,353		8,750
Policy claims and other policyholders’ funds	888		903
Total policyholder account balances, future policy benefits and claims	$29,364		$29,904
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both March 31, 2018 and December 31, 2017 reported as a contra liability.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Separate account liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Variable annuity	$73,592	$75,174
VUL insurance	7,215	7,352
Other insurance	33	34
Threadneedle investment liabilities	5,007	4,808
Total	$85,847	$87,368
9.  Variable Annuity and Insurance Guarantees
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2018				December 31, 2017
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$60,402	$58,458	$30	66	$61,418	$59,461	$9	66
Five/six-year reset	8,603	5,890	18	66	8,870	6,149	12	66
One-year ratchet	6,330	5,970	43	69	6,548	6,187	11	69
Five-year ratchet	1,507	1,451	2	65	1,563	1,506	1	65
Other	1,088	1,066	64	72	1,099	1,075	50	72
Total — GMDB	$77,930	$72,835	$157	66	$79,498	$74,378	$83	66

GGU death benefit	$1,093	$1,041	$126	70	$1,118	$1,067	$133	70

GMIB	$219	$202	$8	69	$233	$216	$7	69

GMWB:
GMWB	$2,386	$2,378	$1	71	$2,508	$2,500	$1	71
GMWB for life	43,837	43,729	194	67	44,375	44,259	129	67
Total — GMWB	$46,223	$46,107	$195	67	$46,883	$46,759	$130	67

GMAB	$2,914	$2,911	$2	59	$3,086	$3,083	$—	59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2018		December 31, 2017
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,464	65	$6,460	65
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	1	—	(380)	(29)	23
Paid claims	(1)	(1)	—	—	(8)
Balance at March 31, 2017	$16	$7	$637	$(53)	$449

Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	1	—	(261)	4	26
Paid claims	(1)	—	—	—	(7)
Balance at March 31, 2018	$17	$6	$202	$(76)	$508
(1) The incurred claims for GMWB and GMAB represent the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2018	December 31, 2017
	(in millions)
Mutual funds:
Equity	$44,619	$46,038
Bond	22,867	23,529
Other	5,631	5,109
Total mutual funds	$73,117	$74,676
10.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Outstanding Balance		Stated Interest Rate
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Capitalized lease obligations	34	38
Other (1)	(3)	3
Total long-term debt	2,881	2,891

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	151	150	1.7	1.5
Repurchase agreements	50	50	1.7	1.4
Total short-term borrowings	201	200
Total	$3,082	$3,091
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt and unamortized discount and debt issuance costs. See Note 13 for information on the Company’s fair value hedges.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of March 31, 2018 and December 31, 2017, the Company has pledged $45 million and $43 million, respectively, of agency residential mortgage backed securities and $7 million and $8 million, respectively, of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than two months as of March 31, 2018 and less than one month as of December 31, 2017. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $732 million and $750 million as of March 31, 2018 and December 31, 2017, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of March 31, 2018 and less than four months as of December 31, 2017. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. As of both March 31, 2018 and December 31, 2017, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both March 31, 2018 and December 31, 2017.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$139	$1,480	$—	$1,619
Available-for-Sale securities:
Corporate debt securities	—	13,339	1,095	14,434
Residential mortgage backed securities	—	5,846	146	5,992
Commercial mortgage backed securities	—	4,320	—	4,320
Asset backed securities	—	1,506	17	1,523
State and municipal obligations	—	2,395	—	2,395
U.S. government and agency obligations	1,373	—	—	1,373
Foreign government bonds and obligations	—	282	—	282
Total Available-for-Sale securities	1,373	27,688	1,258	30,319
Equity securities	1	—	—	1
Equity securities at net asset value (“NAV”)				6	(1)
Trading securities	13	42	—	55
Separate account assets at NAV				85,847	(1)
Investments segregated for regulatory purposes	548	—	—	548
Other assets:
Interest rate derivative contracts	1	818	—	819
Equity derivative contracts	114	2,202	—	2,316
Foreign exchange derivative contracts	1	33	—	34
Total other assets	116	3,053	—	3,169
Total assets at fair value	$2,190	$32,263	$1,258	$121,564

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$4	$3	$7
IUL embedded derivatives	—	—	585	585
GMWB and GMAB embedded derivatives	—	—	(329)	(329)	(2)
Total policyholder account balances, future policy benefits and claims	—	4	259	263	(3)
Customer deposits	—	9	—	9
Other liabilities:
Interest rate derivative contracts	—	512	—	512
Equity derivative contracts	74	2,692	—	2,766
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	3	22	—	25
Other	14	9	28	51
Total other liabilities	91	3,237	28	3,356
Total liabilities at fair value	$91	$3,250	$287	$3,628

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$147	$2,025	$—	$2,172
Available-for-Sale securities:
Corporate debt securities	—	13,936	1,139	15,075
Residential mortgage backed securities	—	6,456	155	6,611
Commercial mortgage backed securities	—	4,374	—	4,374
Asset backed securities	—	1,573	7	1,580
State and municipal obligations	—	2,463	—	2,463
U.S. government and agencies obligations	503	—	—	503
Foreign government bonds and obligations	—	314	—	314
Common stocks	1	—	—	1
Common stocks at NAV				6	(1)
Total Available-for-Sale securities	504	29,116	1,301	30,927
Trading securities	10	34	—	44
Separate account assets at NAV				87,368	(1)
Investments segregated for regulatory purposes	623	—	—	623
Other assets:
Interest rate derivative contracts	—	1,104	—	1,104
Equity derivative contracts	63	2,360	—	2,423
Foreign exchange derivative contracts	2	34	—	36
Total other assets	65	3,498	—	3,563
Total assets at fair value	$1,349	$34,673	$1,301	$124,697

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	601	601
GMWB and GMAB embedded derivatives	—	—	(49)	(49)	(4)
Total policyholder account balances, future policy benefits and claims	—	5	552	557	(5)
Customer deposits	—	10	—	10
Other liabilities:
Interest rate derivative contracts	1	415	—	416
Equity derivative contracts	7	2,876	—	2,883
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	4	23	—	27
Other	9	6	28	43
Total other liabilities	21	3,322	28	3,371
Total liabilities at fair value	$21	$3,337	$580	$3,938

(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $309 million of individual contracts in a liability position and $638 million of individual contracts in an asset position as of March 31, 2018.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(432) million cumulative increase (decrease) to the embedded derivatives as of March 31, 2018.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position as of December 31, 2017.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(399) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2017.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,139	$155	$7	$1,301
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	(14)	(2)	—	(16)
Purchases	—	—	10	10
Settlements	(29)	(7)	—	(36)
Balance, March 31, 2018	$1,095	$146	$17	$1,258

Changes in unrealized (gains) losses relating to assets held at March 31, 2018	$(1)	$—	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—	$601		$(49)		$552	$28
Total (gains) losses included in:
Net income	—	(25)	(2)	(356)	(3)	(381)	—
Issues	3	20		83		106	—
Settlements	—	(11)		(7)		(18)	—
Balance, March 31, 2018	$3	$585		$(329)		$259	$28

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2018	$—	$(25)	(2)	$(348)	(3)	$(373)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2017	$1,311	$268	$68	$1	$1,648
Total gains (losses) included in:
Other comprehensive income	—	—	1	—	1
Purchases	62	132	49	—	243
Settlements	(29)	(12)	(13)	—	(54)
Transfers into Level 3	—	—	—	8	8
Transfers out of Level 3	—	(72)	(41)	(1)	(114)
Balance, March 31, 2017	$1,344	$316	$64	$8	$1,732

Changes in unrealized gains (losses) relating to assets held at March 31, 2017	$—	$—	$—	$—	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078	$13
Total (gains) losses included in:
Net income	19	(2)	(499)	(3)	(480)	—
Issues	22		77		99	—
Settlements	(12)		(4)		(16)	—
Balance, March 31, 2017	$493		$188		$681	$13

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2017	$19	(2)	$(484)	(3)	$(465)	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $33 million and $(45) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended March 31, 2018 and 2017, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,093	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.2%	1.1%
Asset backed securities	$7	Discounted cash flow	Annual short-term default rate	2.3%
			Annual long-term default rate	2.5%	–	3.5%	3.2%
			Discount rate	11.5%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.5%
IUL embedded derivatives	$585	Discounted cash flow	Nonperformance risk (1)	88 bps
Indexed annuity embedded derivatives	$3	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	88 bps
GMWB and GMAB embedded derivatives	$(329)	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	42.0%
			Surrender rate	0.1%	–	74.7%
			Market volatility (3)	4.0%	–	16.2%
			Nonperformance risk (1)	88 bps
Contingent consideration liabilities	$28	Discounted cash flow	Discount rate	9.0%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,138	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	–	2.3%	1.1%
Asset backed securities	$7	Discounted cash flow	Annual short-term default rate	3.8%
			Annual long-term default rate	2.5%	–	3.0%	2.7%
			Discount rate	10.5%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	63.2%
IUL embedded derivatives	$601	Discounted cash flow	Nonperformance risk (1)	71 bps
GMWB and GMAB embedded derivatives	$(49)	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	42.0%
			Surrender rate	0.1%	–	74.7%
			Market volatility (3)	3.7%	–	16.1%
			Nonperformance risk (1)	71 bps
Contingent consideration liabilities	$28	Discounted cash flow	Discount rate	9.0%

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurement of the indexed annuity embedded derivatives in isolation would result in a significantly lower (higher) liability value.
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
Investments (Available-for-Sale Securities, Equity Securities and Trading Securities)
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities and asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of certain asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in certain asset backed securities is classified as Level 3. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of March 31, 2018 and December 31, 2017. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.

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
The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its indexed annuity and IUL products. Significant inputs to the equity indexed annuity calculation include observable interest rates, volatilities and equity index levels and, therefore, are classified as Level 2. The fair value of fixed index annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the fixed index annuity and IUL embedded derivatives are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of March 31, 2018 and December 31, 2017. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be other-than-temporarily impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $157 million and $166 million as of March 31, 2018 and December 31, 2017, respectively, and is classified as Level 3 in the fair value hierarchy.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,721	$—	$—	$2,697	$2,697
Policy and certificate loans	844	—	—	799	799
Receivables	1,579	115	977	480	1,572
Restricted and segregated cash	2,270	2,270	—	—	2,270
Other investments and assets	752	—	702	54	756

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,074	$—	$—	$10,295	$10,295
Investment certificate reserves	6,535	—	—	6,506	6,506
Brokerage customer deposits	3,708	3,708	—	—	3,708
Separate account liabilities at NAV	5,363				5,363	(1)
Debt and other liabilities	3,266	114	3,102	100	3,316

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,756	$—	$—	$2,752	$2,752
Policy and certificate loans	845	—	—	801	801
Receivables	1,537	103	946	487	1,536
Restricted and segregated cash	2,524	2,524	—	—	2,524
Other investments and assets (2)	725	—	677	49	726

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,246	$—	$—	$10,755	$10,755
Investment certificate reserves	6,390	—	—	6,374	6,374
Brokerage customer deposits	3,915	3,915	—	—	3,915
Separate account liabilities at NAV	5,177				5,177	(1)
Debt and other liabilities	3,290	118	3,180	119	3,417
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) Amounts have been corrected to include certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days but less than 12 months of $205 million as of December 31, 2017. The certificates of deposit are classified as Level 2 and recorded at cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
See Note 6 for additional information on mortgage loans, policy loans and certificate loans. Receivables include brokerage margin loans, securities borrowed and loans to financial advisors. Restricted and segregated cash includes cash segregated under federal and other regulations held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Other investments and assets primarily include syndicated loans, certificate of deposits with original or remaining maturities at the time of purchase of more than 90 days but less than 12 months, the Company’s membership in the FHLB and investments related to the Community Reinvestment Act. See Note 6 for additional information on syndicated loans.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Policyholder account balances, future policy benefit and claims includes fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 8 for additional information on these liabilities. Investment certificate reserves represent customer deposits for fixed rate certificates and stock market certificates. Brokerage customer deposits are amounts payable to brokerage customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. Separate account liabilities relate to investment contracts in pooled pension funds offered by Threadneedle. Debt and other liabilities include the Company’s long-term debt, short-term borrowings, securities loaned and future funding commitments to affordable housing partnerships and other real estate partnerships. See Note 10 for further information on the Company’s long-term debt and short-term borrowings.
12.  Offsetting Assets and Liabilities
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,093	$—	$3,093	$(2,606)	$(428)	$(15)	$44
OTC cleared	25	—	25	(18)	—	—	7
Exchange-traded	51	—	51	(2)	(1)	—	48
Total derivatives	3,169	—	3,169	(2,626)	(429)	(15)	99
Securities borrowed	115	—	115	(17)	—	(95)	3
Total	$3,284	$—	$3,284	$(2,643)	$(429)	$(110)	$102

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,520	$—	$3,520	$(2,653)	$(760)	$(88)	$19
OTC cleared	21	—	21	(15)	—	—	6
Exchange-traded	22	—	22	(1)	—	—	21
Total derivatives	3,563	—	3,563	(2,669)	(760)	(88)	46
Securities borrowed	103	—	103	(19)	—	(82)	2
Total	$3,666	$—	$3,666	$(2,688)	$(760)	$(170)	$48
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,278	$—	$3,278	$(2,606)	$(68)	$(599)	$5
OTC cleared	18	—	18	(18)	—	—	—
Exchange-traded	9	—	9	(2)	—	—	7
Total derivatives	3,305	—	3,305	(2,626)	(68)	(599)	12
Securities loaned	114	—	114	(17)	—	(94)	3
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,469	$—	$3,469	$(2,643)	$(68)	$(743)	$15

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,309	$—	$3,309	$(2,653)	$(70)	$(579)	$7
OTC cleared	16	—	16	(15)	—	—	1
Exchange-traded	3	—	3	(1)	—	—	2
Total derivatives	3,328	—	3,328	(2,669)	(70)	(579)	10
Securities loaned	118	—	118	(19)	—	(94)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,496	$—	$3,496	$(2,688)	$(70)	$(723)	$15
(1) Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
In the tables above, the amount of assets or liabilities presented are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash and securities collateral. The actual collateral may be greater than amounts presented in the tables.
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. Repurchase agreements are reflected in short-term borrowings. Securities borrowing and lending agreements are reflected in receivables and other liabilities, respectively. See Note 13 for additional disclosures related to the Company’s derivative instruments, Note 10 for additional disclosures related to the Company’s repurchase agreements and Note 4 for information related to derivatives held by consolidated investment entities.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

13.  Derivatives and Hedging Activities
Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity, foreign exchange and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.
The Company’s freestanding derivative instruments are all subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 12 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$15	$—	$675	$23	$—
Foreign exchange contracts	209	—	3	87	—	4
Total qualifying hedges	884	15	3	762	23	4

Derivatives not designated as hedging instruments
Interest rate contracts	63,848	804	512	66,043	1,081	416
Equity contracts	58,260	2,316	2,766	59,292	2,423	2,883
Credit contracts	856	—	2	721	—	2
Foreign exchange contracts	4,363	34	22	4,163	36	23
Other contracts	2	—	—	452	—	—
Total non-designated hedges	127,329	3,154	3,302	130,671	3,540	3,324

Embedded derivatives
GMWB and GMAB (4)	N/A	—	(329)	N/A	—	(49)
IUL	N/A	—	585	N/A	—	601
Indexed annuities	N/A	—	7	N/A	—	5
SMC	N/A	—	9	N/A	—	10
Total embedded derivatives	N/A	—	272	N/A	—	567
Total derivatives	$128,213	$3,169	$3,577	$131,433	$3,563	$3,895
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $883 million and $1.3 billion as of March 31, 2018 and December 31, 2017, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral. See Note 4 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2018 included $309 million of individual contracts in a liability position and $638 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2017 included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2018 and December 31, 2017, investment securities with a fair value of $15 million and $89 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $15 million and $89 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2018 and December 31, 2017, the Company had sold, pledged or rehypothecated nil of these securities. In addition, as of March 31, 2018 and December 31, 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2018
Interest rate contracts	$17	$—	$—	$—	$(398)	$—
Equity contracts	—	—	(3)	(8)	25	—
Credit contracts	—	—	—	—	12	—
Foreign exchange contracts	—	—	—	—	2	(2)
GMWB and GMAB embedded derivatives	—	—	—	—	280	—
IUL embedded derivatives	—	—	—	36	—	—
SMC embedded derivatives	—	1	—	—	—	—
Total gain (loss)	$17	$1	$(3)	$28	$(79)	$(2)

Three Months Ended March 31, 2017
Interest rate contracts	$1	$—	$—	$—	$(81)	$—
Equity contracts	2	1	15	19	(462)	3
Credit contracts	—	—	—	—	(8)	—
Foreign exchange contracts	—	—	1	—	(24)	1
GMWB and GMAB embedded derivatives	—	—	—	—	426	—
IUL embedded derivatives	—	—	—	(7)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$3	$—	$16	$12	$(149)	$4
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of March 31, 2018:

	Premiums Payable	Premiums Receivable
	(in millions)
2018 (1)	$192	$78
2019	299	173
2020	219	132
2021	188	121
2022	253	200
2023 - 2027	541	60
Total	$1,692	$764
(1) 2018 amounts represent the amounts payable and receivable for the period from April 1, 2018 to December 31, 2018.
Actual timing and payment amounts may differ due to future settlements, modifications or exercises of the contracts prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company may use a combination of futures, options, swaps and swaptions. Certain of the macro hedge derivatives contain settlement provisions linked to both equity returns and interest rates. The Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates are shown in Other contracts in the tables above.
Indexed annuity, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to indexed annuity, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. The equity component of indexed annuity, IUL and stock market certificate product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
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
For the three months ended March 31, 2018 and 2017, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax gains as of March 31, 2018 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $2 million of pretax gains to be recorded as a reduction to interest and debt expense and $1 million of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 18 years and relates to forecasted debt interest payments. See Note 14 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.

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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended March 31,
		2018	2017
		(in millions)
Interest rate contracts	Interest and debt expense	$4	$4
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended March 31, 2018 and 2017, the Company recognized a loss of $7 million and a gain of $2 million, respectively, in OCI.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 12 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2018 and December 31, 2017, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $345 million and $372 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2018 and December 31, 2017 was $341 million and $369 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2018 and December 31, 2017 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $4 million and $3 million, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended March 31,
	2018			2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(552)	$123	$(429)	$53	$(17)	$36
Reclassification of net securities (gains) losses included in net income (2)	(5)	1	(4)	(18)	6	(12)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	216	(45)	171	(26)	9	(17)
Net unrealized securities gains (losses)	(341)	79	(262)	9	(2)	7

Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (2)	—	—	—	2	(1)	1
Net unrealized derivatives gains (losses)	—	—	—	2	(1)	1

Defined benefit plans:
Net gain (loss) arising during the period	—	—	—	7	(2)	5
Defined benefit plans	—	—	—	7	(2)	5

Foreign currency translation	37	(8)	29	11	(4)	7
Other	—	—	—	(1)	—	(1)
Total other comprehensive income (loss)	$(304)	$71	$(233)	$28	$(9)	$19
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains (Losses)		Net Unrealized Derivatives Gains (Losses)	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2018	$486		$8	$(97)	$(167)	$(1)	$229
Cumulative effect of change in accounting policies	(1)		—	—	—	—	(1)
OCI before reclassifications	(258)		—	—	29	—	(229)
Amounts reclassified from AOCI	(4)		—	—	—	—	(4)
Total OCI	(262)		—	—	29	—	(233)
Balance, March 31, 2018	$223	(1)	$8	$(97)	$(138)	$(1)	$(5)

Balance, January 1, 2017	$479		$5	$(125)	$(159)	$—	$200
OCI before reclassifications	19		—	—	7	(1)	25
Amounts reclassified from AOCI	(12)		1	5	—	—	(6)
Total OCI	7		1	5	7	(1)	19
Balance, March 31, 2017	$486	(1)	$6	$(120)	$(152)	$(1)	$219
(1) Includes nil and $8 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of March 31, 2018 and March 31, 2017, respectively.
For the three months ended March 31, 2018 and 2017, the Company repurchased a total of 2.4 million shares and 2.9 million shares, respectively, of its common stock for an aggregate cost of $387 million and $357 million, respectively. In April 2017, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019. As of March 31, 2018, the Company had $1.7 billion remaining under its share repurchase authorization.
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
For the three months ended March 31, 2018 and 2017, the Company reacquired 0.2 million shares and 0.2 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $39 million and $30 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2018 and 2017, the Company reacquired 0.4 million shares and 1.0 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $56 million and $122 million, respectively.
During the three months ended March 31, 2018 and 2017, the Company reissued 0.8 million and 0.7 million treasury shares, respectively, for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
15. Regulatory Requirements
The Company’s insurance subsidiaries are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. RiverSource Life received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2018, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. As of March 31, 2018 and December 31, 2017, application of this permitted practice resulted in an increase (decrease) to RiverSource Life’s statutory surplus of approximately $214 million and $(3) million, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Income Taxes
In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The Company’s effective tax rate was 14.7% and 15.2% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the first quarter of 2018 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits and stock compensation. The effective tax rate for the first quarter of 2017 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, stock compensation, net income from foreign subsidiaries, as well as a $20 million benefit related to an out-of-period correction for a reversal of a tax reserve.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $17 million, net of federal benefit, which will expire beginning December 31, 2018.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $16 million and $17 million as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018 and December 31, 2017, the Company had $83 million and $76 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $59 million and $58 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2018 and December 31, 2017, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $40 million to $50 million in the next 12 months primarily due to resolution of audits and statute expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million in interest and penalties for both the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, the Company had a payable of $9 million and $8 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the first quarter of 2018, the Company received cash settlements for final resolution of the 2008 through 2010 Internal Revenue Service (“IRS”) audits. The Company’s IRS audits are resolved through 2011. The Company’s 2012 and 2013 tax returns are at IRS appeals due to an unagreed issue. The IRS is currently auditing the Company’s U.S. income tax returns for 2014 and 2015. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2015.
17.  Contingencies
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, FINRA, the OCC, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, exchange traded funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings, including managed accounts; supervision of the Company’s financial advisors; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; performance advertising and product disclosures, including third party

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

performance claims; and transaction monitoring systems and controls. The Company has cooperated and will continue to cooperate with the applicable regulators.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2018 and December 31, 2017, the estimated liability was $14 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
18.  Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions, except per share amounts)
Numerator:
Net income	$594	$403

Denominator:
Basic: Weighted-average common shares outstanding	149.5	157.5
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.6	2.6
Diluted: Weighted-average common shares outstanding	152.1	160.1

Earnings per share:
Basic	$3.97	$2.56
Diluted	$3.91	$2.52
The calculation of diluted earnings per share excludes the incremental effect of 1.1 million and 2.5 million options as of March 31, 2018 and March 31, 2017, respectively, due to their anti-dilutive effect.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

19.  Segment Information
The Company’s reporting segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other. Prior period results have been restated for the retrospective adoption of the new revenue recognition accounting standard as discussed in Note 1 and Note 2.
The accounting policies of the segments are the same as those of the Company, except for operating adjustments defined below, the method of capital allocation, the accounting for gains (losses) from intercompany revenues and expenses and not providing for income taxes on a segment basis.
Management uses segment adjusted operating measures in goal setting, as a basis for determining employee compensation and in evaluating performance on a basis comparable to that used by some securities analysts and investors. Consistent with GAAP accounting guidance for segment reporting, adjusted operating earnings is the Company’s measure of segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. The Company believes the presentation of segment adjusted operating earnings, as the Company measures it for management purposes, enhances the understanding of its business by reflecting the underlying performance of its core operations and facilitating a more meaningful trend analysis.
Adjusted operating earnings is defined as adjusted operating net revenues less adjusted operating expenses. Adjusted operating net revenues and adjusted operating expenses exclude the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), integration and restructuring charges and the impact of consolidating investment entities. Adjusted operating net revenues also exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments. Adjusted operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), and the DSIC and DAC amortization offset to net realized investment gains or losses. The market impact on variable annuity guaranteed benefits, fixed index annuity benefits and IUL benefits includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2018	December 31, 2017
	(in millions)
Advice & Wealth Management	$13,319	$13,270
Asset Management	8,849	8,401
Annuities	95,802	98,276
Protection	17,728	18,039
Corporate & Other	9,064	9,494
Total assets	$144,762	$147,480

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$1,501	$1,321
Asset Management	778	725
Annuities	613	608
Protection	519	521
Corporate & Other	57	57
Less: Eliminations (1)	357	347
Total segment adjusted operating net revenues	3,111	2,885
Net realized gains (losses)	6	17
Revenue attributable to CIEs	22	22
Market impact on IUL benefits, net	13	1
Market impact of hedges on investments	16	1
Total net revenues per consolidated statements of operations	$3,168	$2,926

(1)
Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2018 and 2017 in each segment as follows: Advice & Wealth Management ($240 million and $237 million, respectively); Asset Management ($12 million and $11 million, respectively); Annuities ($90 million and $84 million, respectively); Protection ($16 million and $15 million, respectively); and Corporate & Other ($(1) million and nil, respectively).

	Three Months Ended March 31,
	2018	2017
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$316	$248
Asset Management	195	150
Annuities	132	139
Protection	70	63
Corporate & Other	(56)	(80)
Total segment adjusted operating earnings	657	520
Net realized gains (losses)	6	16
Net income (loss) attributable to CIEs	—	1
Market impact on variable annuity guaranteed benefits, net	(5)	(63)
Market impact on IUL benefits, net	25	—
Market impact of hedges on investments	16	1
Integration and restructuring charges	(3)	—
Pretax income per consolidated statements of operations	$696	$475

AMERIPRISE FINANCIAL, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018 (“2017 10-K”), as well as our current reports on Form 8-K and other publicly available information. Prior period amounts have been restated for the retrospective adoption of the new revenue recognition accounting standard. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We are America’s leader in financial planning and a leading global financial institution with $887.2 billion in assets under management and administration as of March 31, 2018. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in our 2017 10-K and other factors as discussed herein.
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
Earnings, as well as adjusted operating earnings, will be negatively impacted by the ongoing low interest rate environment should it continue. In addition to continuing spread compression in our interest sensitive product lines, a sustained low interest rate environment may result in increases to our reserves and changes in various rate assumptions we use to amortize DAC and DSIC, which may negatively impact our adjusted operating earnings. For additional discussion on our interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
We consolidate certain variable interest entities for which we provide asset management services. These entities are defined as consolidated investment entities (“CIEs”). While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. For further information on CIEs, see Note 3 to our Consolidated Financial Statements. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the fair value of assets and liabilities related to the CIEs, primarily syndicated loans and debt, are reflected in net investment income. We include the fees from these entities in the management and financial advice fees line within our Asset Management segment.
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life (“IUL”) benefits, net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as adjusted operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures. Effective January 1, 2018, the Company changed the naming convention for its non-GAAP

AMERIPRISE FINANCIAL, INC.

financial measures from “operating” to “adjusted operating” to more clearly differentiate between GAAP and non-GAAP financial measures. The definition of these measures remains unchanged.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Adjusted operating total net revenue growth of 6% to 8%,

•	Adjusted operating earnings per diluted share growth of 12% to 15%, and

•	Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to adjusted operating measures:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Total net revenues	$3,168	$2,926
Less: Revenue attributable to CIEs	22	22
Less: Net realized investment gains (losses)	6	17
Less: Market impact on indexed universal life benefits	13	1
Less: Market impact of hedges on investments	16	1
Adjusted operating total net revenues	$3,111	$2,885

	Three Months Ended March 31,		Per Diluted Share
			Three Months Ended March 31,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net income	$594	$403	$3.91	$2.52
Less: Net income (loss) attributable to CIEs	—	1	—	0.01
Add: Integration/restructuring charges (1)	3	—	0.02	—
Add: Market impact on variable annuity guaranteed benefits (1)	5	63	0.03	0.40
Add: Market impact on indexed universal life benefits (1)	(25)	—	(0.16)	—
Add: Market impact of hedges on investments (1)	(16)	(1)	(0.11)	(0.01)
Less: Net realized investment gains (losses) (1)	6	16	0.04	0.10
Tax effect of adjustments (2)	8	(16)	0.05	(0.10)
Adjusted operating earnings	$563	$432	$3.70	$2.70

Weighted average common shares outstanding:
Basic	149.5	157.5
Diluted	152.1	160.1
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21% in 2018 and 35% in 2017.

AMERIPRISE FINANCIAL, INC.

The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended March 31,
	2018	2017
	(in millions)
Net income	$1,671	$1,352
Less: Adjustments (1)	(63)	(128)
Adjusted operating earnings	$1,734	$1,480

Total Ameriprise Financial, Inc. shareholders’ equity	$6,122	$6,681
Less: AOCI, net of tax	210	418
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,912	6,263
Less: Equity impacts attributable to CIEs	1	1
Adjusted operating equity	$5,911	$6,262

Return on equity, excluding AOCI	28.3%	21.6%
Adjusted operating return on equity, excluding AOCI (2)	29.3%	23.6%

(1)
Adjustments reflect the trailing twelve months’ sum of after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on IUL benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 21% in 2018 and 35% in 2017.

(2)
Adjusted operating return on equity, excluding AOCI, is calculated using the trailing twelve months of earnings excluding the after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on IUL benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and net income (loss) from consolidated investment entities in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory tax rate of 21% in 2018 and 35% in 2017. Adjusted operating return on equity, excluding AOCI is higher reflecting core business improvement, market appreciation and cumulative share repurchases.

The Department of Labor published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary and these regulations focus in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Tax qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. The first phase of the regulations went into effect on June 9, 2017 and requires financial advisors to make recommendations related to assets held in IRAs and employer sponsored retirement plans in accordance with the following impartial conduct standards: recommendations must be in the best interest of the client, compensation paid for the recommendations must be reasonable and the financial advisor must not make any misleading statements. We adopted policies and procedures designed to comply with the impartial conduct standards and communicated those policies and procedures to our advisors and staff. The second phase of the regulation pertaining to a new “best interest contract exemption” would put into place a number of additional requirements including entering into a best interest contract with clients, enhanced disclosure of fees and conflicts of interest, limits on differential commissions within a product category, the adoption of policies and procedures to ensure the best interest standard is met, and findings related to platforms that are limited to products that pay third-party payments and/or include proprietary products. The second phase of the regulation is currently scheduled to become effective on July 1, 2019. However, on March 15, 2018, the United States Court of Appeals for the Fifth Circuit issued a decision vacating the Department’s regulations in its entirety. The Fifth Circuit’s decision would be effective as of the date the court files its mandate (currently scheduled for May 7, 2018). Recently, several interested parties have filed a request to intervene and to have the case reheard by the Fifth Circuit en banc. It is not clear whether the Fifth Circuit will grant either of these motions.
In addition, the SEC recently proposed its own fiduciary standard that would apply to recommendations made by financial advisors who work on a commission basis and would apply regardless of the type of account (IRA or non-qualified) an investor holds. Furthermore, several states have either issued their own fiduciary rules or are considering doing so and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The Certified Financial Planner Board has issued its own fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. Currently, Ameriprise has approximately 4,100 financial advisors that hold a Certified

AMERIPRISE FINANCIAL, INC.

Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, we continue to exert significant efforts to evaluate and prepare to comply with each rule.
Critical Accounting Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates” in our 2017 10-K.
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
The following table presents detail regarding our AUM and AUA:

	March 31,		Change
	2018	2017
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$249.6	$211.7	$37.9	18%
Asset Management AUM	485.3	467.0	18.3	4
Corporate & Other AUM	—	0.3	(0.3)	NM
Eliminations	(26.3)	(24.6)	(1.7)	(7)
Total Assets Under Management	708.6	654.4	54.2	8
Total Assets Under Administration	178.6	163.2	15.4	9
Total AUM and AUA	$887.2	$817.6	$69.6	9%
NM Not Meaningful.
Total AUM increased $54.2 billion, or 8%, to $708.6 billion as of March 31, 2018 compared to $654.4 billion as of March 31, 2017 primarily due to a $37.9 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and an $18.3 billion increase in Asset Management AUM driven by market appreciation and a positive impact of foreign currency translation, partially offset by net outflows and retail fund distributions. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended March 31, 2018 and 2017
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$1,669	$1,487	$182	12%
Distribution fees	468	441	27	6
Net investment income	396	391	5	1
Premiums	343	339	4	1
Other revenues	308	278	30	11
Total revenues	3,184	2,936	248	8
Banking and deposit interest expense	16	10	6	60
Total net revenues	3,168	2,926	242	8
Expenses
Distribution expenses	905	823	82	10
Interest credited to fixed accounts	141	162	(21)	(13)
Benefits, claims, losses and settlement expenses	494	567	(73)	(13)
Amortization of deferred acquisition costs	92	72	20	28
Interest and debt expense	51	50	1	2
General and administrative expense	789	777	12	2
Total expenses	2,472	2,451	21	1
Pretax income	696	475	221	47
Income tax provision	102	72	30	42
Net income	$594	$403	$191	47%
Overall
Pretax income increased $221 million, or 47%, to $696 million for the three months ended March 31, 2018 compared to $475 million for the prior year period primarily reflecting market appreciation, wrap account net inflows and a positive impact from higher short-term interest rates, partially offset by the cumulative impact of asset management net outflows.
The following impacts were also significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $5 million for the three months ended March 31, 2018 compared to an expense of $63 million for the prior year period.

•
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $25 million for the three months ended March 31, 2018 compared to nil for the prior year period.

Net Revenues
Net revenues increased $242 million, or 8%, to $3.2 billion for the three months ended March 31, 2018 compared to $2.9 billion for the prior year period.
Management and financial advice fees increased $182 million, or 12%, to $1.7 billion for the three months ended March 31, 2018 compared to $1.5 billion for the prior year period primarily due to an increase in AUM. Average AUM increased $75.7 billion, or 12%, compared to the prior year period due to market appreciation, wrap account net inflows and a positive impact of foreign currency translation, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees increased $27 million, or 6%, to $468 million for the three months ended March 31, 2018 compared to $441 million for the prior year period primarily due to market appreciation, higher brokerage cash spread due to an increase in short-term interest rates and increased transactional activity, partially offset by a $30 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, which we completed during the first quarter of 2017.

AMERIPRISE FINANCIAL, INC.

Other revenues increased $30 million, or 11%, to $308 million for the three months ended March 31, 2018 compared to $278 million for the prior year period primarily due to the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, a vendor credit of $14 million and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates. The unearned revenue amortization and reinsurance accrual offset to the market impact on indexed universal life benefits was a benefit of $13 million for the three months ended March 31, 2018 compared to a benefit of $1 million for the prior year period.
Expenses
Distribution expenses increased $82 million, or 10%, to $905 million for the three months ended March 31, 2018 compared to $823 million for the prior year period reflecting higher advisor compensation due to market appreciation and wrap account net inflows and increased transactional activity, partially offset by a $16 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts.
Interest credited to fixed accounts decreased $21 million, or 13%, to $141 million for the three months ended March 31, 2018 compared to $162 million for the prior year period primarily due to the market impact on indexed universal life benefits, net of hedges, which was a benefit of $21 million for the three months ended March 31, 2018 compared to nil for the prior year period.
Benefits, claims, losses and settlement expenses decreased $73 million, or 13%, to $494 million for the three months ended March 31, 2018 compared to $567 million for the prior year period primarily reflecting a $78 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $13 million for the three months ended March 31, 2018 compared to an unfavorable impact of $65 million for the prior year period.
Amortization of DAC increased $20 million, or 28%, to $92 million for the three months ended March 31, 2018 compared to $72 million for the prior year period primarily reflecting the following items:

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was an expense of $5 million for the three months ended March 31, 2018 compared to a benefit of $9 million for the prior year period.

•
The DAC offset to the market impact on indexed universal life benefits (net of hedges, unearned revenue amortization and the reinsurance accrual) was an expense of $9 million for the three months ended March 31, 2018 compared to an expense of $1 million for the prior year period.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was nil for the three months ended March 31, 2018 compared to a benefit of $9 million for the prior year period reflecting favorable equity market returns.

•	The positive impact on DAC from lower than expected lapses on variable annuities was $7 million.
Income Taxes
Our effective tax rate was 14.7% for the three months ended March 31, 2018 compared to 15.2% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Three Months Ended March 31, 2018 and 2017
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Advice & Wealth Management
Net revenues	$1,501	$1,321
Expenses	1,185	1,073
Adjusted operating earnings	$316	$248
Asset Management
Net revenues	$778	$725
Expenses	583	575
Adjusted operating earnings	$195	$150
Annuities
Net revenues	$613	$608
Expenses	481	469
Adjusted operating earnings	$132	$139
Protection
Net revenues	$519	$521
Expenses	449	458
Adjusted operating earnings	$70	$63
Corporate & Other
Net revenues	$57	$57
Expenses	113	137
Adjusted operating loss	$(56)	$(80)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2018	2017
	(in billions)
Beginning balance	$248.2	$201.1
Net flows	5.7	3.9
Market appreciation (depreciation) and other	(2.9)	7.9
Ending balance	$251.0	$212.9

Advisory wrap account assets ending balance (1)	$248.7	$210.9
Average advisory wrap account assets (2)	$249.6	$205.4

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $2.8 billion, or 1%, during the three months ended March 31, 2018 due to net inflows of $5.7 billion, partially offset by market depreciation and other of $2.9 billion. Average advisory wrap account assets increased $44.2 billion, or 22%, compared to the prior year period reflecting net inflows and market appreciation.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in wrap account assets for the twelve months ended March 31:

	2018	2017
	(in billions)
Beginning balance	$212.9	$183.4
Inflows from acquisition (1)	0.7	—
Other net flows	20.6	12.3
Net flows	21.3	12.3
Market appreciation (depreciation) and other	16.8	17.2
Ending balance	$251.0	$212.9
(1) Inflows associated with acquisition that closed during the period.
Wrap account assets increased $38.1 billion, or 18%, from the prior year period primarily due to net inflows and market appreciation.
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
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$848	$723	$125	17%
Distribution fees	557	516	41	8
Net investment income	69	52	17	33
Other revenues	43	40	3	8
Total revenues	1,517	1,331	186	14
Banking and deposit interest expense	16	10	6	60
Total net revenues	1,501	1,321	180	14
Expenses
Distribution expenses	869	777	92	12
Interest and debt expense	3	2	1	50
General and administrative expense	313	294	19	6
Total expenses	1,185	1,073	112	10
Adjusted operating earnings	$316	$248	$68	27%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $68 million, or 27%, to $316 million for the three months ended March 31, 2018 compared to $248 million for the prior year period reflecting wrap account net inflows, market appreciation and higher earnings on brokerage cash, partially offset by higher general and administrative expense. Pretax adjusted operating margin was 21.1% for the three months ended March 31, 2018 compared to 18.8% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $180 million, or 14%, to $1.5 billion for the three months ended March 31, 2018 compared to $1.3 billion for the prior year period. Adjusted operating net revenue per advisor increased to $152,000 for the three months ended March 31, 2018, up 11%, from $137,000 for the prior year period.
Management and financial fees increased $125 million, or 17%, to $848 million for the three months ended March 31, 2018 compared to $723 million for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $44.2 billion, or 22%, compared to the prior year period reflecting net inflows and market appreciation.
Distribution fees increased $41 million, or 8%, to $557 million for the three months ended March 31, 2018 compared to $516 million for the prior year period reflecting higher brokerage cash spread due to an increase in short-term interest rates, increased transactional activity and the IPI acquisition, partially offset by a $30 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts.

AMERIPRISE FINANCIAL, INC.

Net investment income increased $17 million, or 33%, to $69 million for the three months ended March 31, 2018 compared to $52 million for the prior year period primarily due to higher investment yields and an increase in invested balances.
Expenses
Total expenses increased $112 million, or 10%, to $1.2 billion for the three months ended March 31, 2018 compared to $1.1 billion for the prior year period.
Distribution expenses increased $92 million, or 12%, to $869 million for the three months ended March 31, 2018 compared to$777 million for the prior year period reflecting higher advisor compensation due to market appreciation and wrap account net inflows, increased transactional activity and the IPI acquisition, partially offset by a $16 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts.
General and administrative expense increased $19 million, or 6%, to $313 million for the three months ended March 31, 2018 compared to $294 million for the prior year period primarily due to the IPI acquisition and investments for business growth, including additional advertising as well as higher volume-related expenses.
Asset Management
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of March 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2018	2017
Domestic Equity	Equal weighted	1 year	57%	69%
		3 year	72%	75%
		5 year	69%	71%
	Asset weighted	1 year	58%	67%
		3 year	81%	79%
		5 year	80%	79%

International Equity	Equal weighted	1 year	85%	45%
		3 year	65%	55%
		5 year	75%	70%
	Asset weighted	1 year	57%	33%
		3 year	46%	44%
		5 year	57%	48%

Taxable Fixed Income	Equal weighted	1 year	74%	78%
		3 year	72%	76%
		5 year	76%	82%
	Asset weighted	1 year	80%	70%
		3 year	77%	83%
		5 year	82%	88%

Tax Exempt Fixed Income	Equal weighted	1 year	84%	84%
		3 year	89%	89%
		5 year	100%	100%
	Asset weighted	1 year	91%	97%
		3 year	92%	92%
		5 year	100%	100%

Asset Allocation Funds	Equal weighted	1 year	60%	62%
		3 year	69%	90%
		5 year	78%	88%
	Asset weighted	1 year	51%	48%
		3 year	90%	100%
		5 year	94%	98%

AMERIPRISE FINANCIAL, INC.

Number of funds with 4 or 5 Morningstar star ratings	Overall	56	49
	3 year	52	46
	5 year	53	46

Percent of funds with 4 or 5 Morningstar star ratings	Overall	53%	52%
	3 year	50%	48%
	5 year	54%	49%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	61%	63%
	3 year	52%	68%
	5 year	61%	63%
Mutual fund performance rankings are based on the performance of the Institutional Class for Columbia branded mutual funds. Only funds with Institutional Class shares are included.
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2018	2017
Equity	Equal weighted	1 year	57%	30%
		3 year	64%	68%
		5 year	61%	70%
	Asset weighted	1 year	53%	42%
		3 year	59%	79%
		5 year	51%	66%

Fixed Income	Equal weighted	1 year	79%	72%
		3 year	69%	69%
		5 year	80%	64%
	Asset weighted	1 year	91%	79%
		3 year	89%	90%
		5 year	91%	75%

Allocation (Managed) Funds	Equal weighted	1 year	50%	44%
		3 year	88%	100%
		5 year	100%	100%
	Asset weighted	1 year	45%	32%
		3 year	99%	100%
		5 year	100%	100%
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

AMERIPRISE FINANCIAL, INC.

The following table presents global managed assets by type:

	March 31,		Change		Average (1)		Change
					Three Months Ended March 31,
	2018	2017			2018	2017
	(in billions)
Equity	$267.7	$249.8	$17.9	7%	$276.0	$245.5	$30.5	12%
Fixed income	172.1	178.4	(6.3)	(4)	173.1	177.4	(4.3)	(2)
Money market	5.3	6.1	(0.8)	(13)	5.5	6.0	(0.5)	(8)
Alternative	5.5	7.3	(1.8)	(25)	5.5	7.4	(1.9)	(26)
Hybrid and other	34.7	25.4	9.3	37	35.0	25.1	9.9	39
Total managed assets	$485.3	$467.0	$18.3	4%	$495.1	$461.4	$33.7	7%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Three Months Ended March 31,
	2018	2017
	(in billions)
Global Retail Funds
Beginning assets	$287.8	$259.9
Inflows	13.2	14.8
Outflows	(17.0)	(18.2)
Net VP/VIT fund flows	(0.7)	(0.9)
Net new flows	(4.5)	(4.3)
Reinvested dividends	0.4	0.4
Net flows	(4.1)	(3.9)
Distributions	(0.7)	(0.6)
Market appreciation (depreciation) and other	(2.4)	11.4
Foreign currency translation (1)	1.5	0.5
Total ending assets	282.1	267.3

Global Institutional
Beginning assets	206.8	194.5
Inflows	6.3	7.1
Outflows	(9.9)	(8.8)
Net flows	(3.6)	(1.7)
Market appreciation (depreciation) and other (2)	(2.9)	5.9
Foreign currency translation (1)	2.9	1.0
Total ending assets	203.2	199.7
Total managed assets	$485.3	$467.0
Total net flows	$(7.7)	$(5.6)

Former Parent Company Related (3)(4)
Retail net new flows	$(0.6)	$(0.9)
Institutional net new flows	(1.0)	(1.7)
Total net new flows	$(1.6)	$(2.6)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $(1.0) billion and $(0.4) billion for the total change in Affiliated General Account Assets during the three months ended March 31, 2018 and 2017, respectively.

AMERIPRISE FINANCIAL, INC.

(3) Former parent company related assets and net new flows are included in the rollforwards above.
(4) Prior period former parent company related net new flows were restated to include additional Former Parent Company net new flows that were previously not considered. The change was a decrease of $0.2 billion for the three months ended March 31, 2017.
In a referendum in June 2016, the United Kingdom (UK) voted to leave the European Union (EU), which caused volatility in capital and currency markets. Further, in March 2017 the UK invoked article 50 of the Treaty of Lisbon in serving its relevant notice to leave the European Union on March 30, 2019 and in March 2018 the terms of a transitional agreement, which is intended to be incorporated into the final version of the withdrawal agreement, were published, generally providing for very little change in the UK’s relationship with the EU until the end of 2020. The full impact of the British exit from the EU (commonly known as “Brexit”) remains uncertain. This uncertainty may have a negative impact on our UK and European net flows and foreign currency translation if the British Pound weakens.
Total segment AUM decreased $9.3 billion, or 2%, during the three months ended March 31, 2018 driven by net outflows of $7.7 billion and market depreciation, partially offset by a positive impact of foreign currency translation. In the quarter, outflows were elevated primarily from redemptions from institutional clients that were driven by shifts in asset allocation decisions away from equity and high yield products, as well as from an institutional client seeking liquidity. Underlying U.S. retail outflows improved, with increased gross sales at top intermediary partner firms. In Europe, Middle East and Africa (“EMEA”), market volatility drove an increase in retail redemptions during the quarter.
In November 2017, we completed our acquisition of Lionstone Partners, LLC (“Lionstone Investments”), a leading national real estate investment firm, specializing in investment strategies based upon proprietary analytics. The acquisition added $5.4 billion in assets under management.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$645	$597	$48	8%
Distribution fees	114	121	(7)	(6)
Net investment income	2	4	(2)	(50)
Other revenues	17	3	14	NM
Total revenues	778	725	53	7
Banking and deposit interest expense	—	—	—	—
Total net revenues	778	725	53	7
Expenses
Distribution expenses	249	257	(8)	(3)
Amortization of deferred acquisition costs	3	4	(1)	(25)
Interest and debt expense	6	5	1	20
General and administrative expense	325	309	16	5
Total expenses	583	575	8	1
Adjusted operating earnings	$195	$150	$45	30%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $45 million, or 30%, to $195 million for the three months ended March 31, 2018 compared to $150 million for the prior year period primarily due to market appreciation and a $14 million vendor credit, partially offset by the cumulative impact of net outflows.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $53 million, or 7%, to $778 million for the three months ended March 31, 2018 compared to $725 million for the prior year period.
Management and financial advice fees increased $48 million, or 8%, to $645 million for the three months ended March 31, 2018 compared to $597 million for the prior year period driven by market appreciation, a $17 million positive foreign currency translation impact and the Lionstone acquisition, partially offset by cumulative net outflows from former parent-related assets and higher fee yielding retail funds. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 17% for the three months ended March 31, 2018 compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

Other revenues increased $14 million to $17 million for the three months ended March 31, 2018 compared to $3 million for the prior year period due to a vendor credit related to the completion of our front, middle and back-office integration.
Expenses
Total expenses increased $8 million, or 1%, to $583 million for the three months ended March 31, 2018 compared to $575 million for the prior year period.
General and administrative expense increased $16 million, or 5%, to $325 million for the three months ended March 31, 2018 compared to $309 million for the prior year period reflecting a $10 million negative foreign currency translation impact, an $8 million increase related to the Lionstone acquisition, higher research costs related to MiFID II and investments in growth initiatives, partially offset by disciplined expense management.
Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$200	$191	$9	5%
Distribution fees	88	83	5	6
Net investment income	164	179	(15)	(8)
Premiums	24	27	(3)	(11)
Other revenues	137	128	9	7
Total revenues	613	608	5	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	613	608	5	1
Expenses
Distribution expenses	110	102	8	8
Interest credited to fixed accounts	113	118	(5)	(4)
Benefits, claims, losses and settlement expenses	150	143	7	5
Amortization of deferred acquisition costs	50	47	3	6
Interest and debt expense	9	8	1	13
General and administrative expense	49	51	(2)	(4)
Total expenses	481	469	12	3
Adjusted operating earnings	$132	$139	$(7)	(5)%
Our Annuities segment pretax adjusted operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), decreased $7 million, or 5%, to $132 million for the three months ended March 31, 2018 compared to $139 million for the prior year period primarily due to lower investment income and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance, partially offset by equity market appreciation.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on our view of bond and equity performance was a benefit of $6 million (nil for DAC, nil for DSIC and $6 million for insurance features in non-traditional long duration contracts) for the three months ended March 31, 2018 compared to a benefit of $18 million ($8 million for DAC, $2 million for DSIC and $8 million for insurance features in non-traditional long duration contracts) for the prior year period.
RiverSource variable annuity account balances increased 3% to $78.7 billion at March 31, 2018 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $3.7 billion. Variable annuity net outflows for the first quarter of 2018 were lower than the prior year period driven by a 20% increase in sales, as well as lower lapses.
RiverSource fixed deferred annuity account balances declined 7% to $9.1 billion at March 31, 2018 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment,

AMERIPRISE FINANCIAL, INC.

our current fixed deferred annuity book is expected to gradually run off and earnings on our fixed deferred annuity business will trend down.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $5 million, or 1%, to $613 million for the three months ended March 31, 2018 compared to $608 million for the prior year period.
Management and financial advice fees increased $9 million, or 5%, to $200 million for the three months ended March 31, 2018 compared to $191 million for the prior year period due to higher fees on variable annuities driven by higher average separate account balances. Average variable annuity account balances increased $4.6 billion, or 6%, from the prior year period due to market appreciation, partially offset by net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $15 million, or 8%, to $164 million for the three months ended March 31, 2018 compared to $179 million for the prior year period reflecting a decrease of approximately $8 million from lower earned interest rates and approximately $7 million from lower invested assets due to fixed annuity net outflows.
Other revenues increased $9 million, or 7%, to $137 million for the three months ended March 31, 2018 compared to $128 million for the prior year period due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $12 million, or 3%, to $481 million for the three months ended March 31, 2018 compared to $469 million for the prior year period.
Distribution expenses increased $8 million, or 8%, to $110 million for the three months ended March 31, 2018 compared to $102 million for the prior year period primarily reflecting equity market appreciation.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $7 million, or 5%, to $150 million for the three months ended March 31, 2018 compared to $143 million for the prior year period primarily reflecting higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year period where the fees start on the first anniversary date.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$14	$14	$—	—%
Distribution fees	24	24	—	—
Net investment income	84	85	(1)	(1)
Premiums	301	294	7	2
Other revenues	96	104	(8)	(8)
Total revenues	519	521	(2)	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	519	521	(2)	—
Expenses
Distribution expenses	16	17	(1)	(6)
Interest credited to fixed accounts	49	44	5	11
Benefits, claims, losses and settlement expenses	292	297	(5)	(2)
Amortization of deferred acquisition costs	25	28	(3)	(11)
Interest and debt expense	6	6	—	—
General and administrative expense	61	66	(5)	(8)
Total expenses	449	458	(9)	(2)
Adjusted operating earnings	$70	$63	$7	11%

AMERIPRISE FINANCIAL, INC.

Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), increased $7 million, or 11%, to $70 million for the three months ended March 31, 2018 compared to $63 million for the prior year period primarily due to decreases in net catastrophe losses and disability income (“DI”) insurance claims, partially offset by the impact of the low interest rate environment and a higher non-catastrophe loss ratio.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and reinsurance accrual offset to the market impact on indexed universal life benefits, decreased $2 million to $519 million for the three months ended March 31, 2018 compared to $521 million for the prior year period due to an $8 million decrease in other revenues related to life and health insurance, partially offset by a $7 million increase in premiums driven by higher auto policies in force.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, decreased $9 million, or 2%, to $449 million for the three months ended March 31, 2018 compared to $458 million for the prior year period.
Benefits, claims, losses and settlement expenses decreased $5 million, or 2%, to $292 million for the three months ended March 31, 2018 compared to $297 million for the prior year period primarily due to a decrease in net catastrophe losses and a $6 million decrease in DI insurance claims, partially offset by a higher non-catastrophe loss ratio and a volume-driven increase for auto insurance. Catastrophe losses (net of the impact of reinsurance), which were higher than anticipated in both periods due to storms, were $14 million for the three months ended March 31, 2018 compared to $25 million for the prior year period.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2018	2017
	(in millions)
Revenues
Net investment income	$30	$28	$2	7%
Premiums	26	27	(1)	(4)
Other revenues	2	2	—	—
Total revenues	58	57	1	2
Banking and deposit interest expense	1	—	1	—
Total net revenues	57	57	—	—
Expenses
Distribution expenses	(2)	(3)	1	33
Benefits, claims, losses and settlement expenses	56	58	(2)	(3)
Amortization of deferred acquisition costs	—	—	—	—
Interest and debt expense	6	8	(2)	(25)
General and administrative expense	53	74	(21)	(28)
Total expenses	113	137	(24)	(18)
Adjusted operating loss	$(56)	$(80)	$24	30%
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $24 million, or 30%, to $56 million for the three months ended March 31, 2018 compared to $80 million for the prior year period primarily due to a $21 million decrease in general and administrative expense reflecting a $7 million decline in DOL planning and implementation expenses, lower project-related costs and a $9 million expense in the prior year period related to the renegotiation of a vendor arrangement.

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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities, certificate of deposits and commercial mortgage loans in our investment portfolio that may generate proceeds to reinvest through March 31, 2020 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $6.1 billion and 3.7%, respectively, as of March 31, 2018. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.0 billion and had a weighted average yield of 2.91% as of March 31, 2018. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2018 was approximately 2.7%.
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
We have a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on our statutory surplus and to cover some of the residual risks not covered by other hedging activities. We assess the residual risk under a range of scenarios in creating and executing the macro hedge program. As a means of economically hedging these risks, we may use a combination of futures, options, swaps and swaptions. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guarantee embedded derivatives.

AMERIPRISE FINANCIAL, INC.

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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2018:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(260)	$5	$(255)
DAC and DSIC amortization (2)(3)	(128)	—	(128)
Variable annuity riders:
GMDB and GMIB (3)	(30)	—	(30)
GMWB (3)(4)	(385)	227	(158)
GMAB	(20)	20	—
DAC and DSIC amortization (4)	N/A	N/A	(2)
Total variable annuity riders	(435)	247	(190)
Macro hedge program (5)	—	36	36
Indexed annuities	1	(1)	—
Certificates	3	(3)	—
Indexed universal life insurance	59	(48)	11
Total	$(760)	$236	$(526)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(56)	$—	$(56)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	833	(679)	154
GMAB	16	(12)	4
DAC and DSIC amortization (4)	N/A	N/A	(23)
Total variable annuity riders	849	(691)	135
Macro hedge program (5)	—	—	—
Indexed annuities	(1)	—	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	90	—	90
Brokerage client cash balances	113	—	113
Certificates	3	—	3
Indexed universal life insurance	95	2	97
Total	$1,093	$(689)	$381
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

AMERIPRISE FINANCIAL, INC.

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
The above results compare to an estimated negative net impact to pretax income of $551 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $192 million related to a 100 basis point increase in interest rates as of December 31, 2017. The change in interest rate exposure was driven by variable annuity riders primarily due to changes in market rates.
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
Fair Value Measurements
We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 11 to the Consolidated Financial Statements for additional information on our fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, indexed annuities and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2018. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $295 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2018 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the three months ended March 31, 2018. At March 31, 2018 and December 31, 2017, we had $2.1 billion and $2.5 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $750 million that expires in October 2022. Under the terms of the credit agreement, we can increase this facility to $1 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2018, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at March 31, 2018.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both

AMERIPRISE FINANCIAL, INC.

March 31, 2018 and December 31, 2017 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $151 million and $150 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities, as of March 31, 2018 and December 31, 2017, respectively. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
RiverSource Life (1)(2)	$2,934	$2,451	N/A	$562
RiverSource Life of NY (1)(2)	290	269	N/A	36
IDS Property Casualty (1)(3)	787	781	$224	214
Ameriprise Insurance Company (1)(3)	49	48	3	3
ACC(4)(5)	379	365	351	343
Threadneedle Asset Management Holdings Sàrl (6)	557	426	177	170
Ameriprise National Trust Bank (7)	23	22	10	10
AFSI (3)(4)	145	63	#	#
Ameriprise Captive Insurance Company (3)	52	51	13	8
Ameriprise Trust Company (3)	31	31	27	27
AEIS (3)(4)	128	125	23	22
RiverSource Distributors, Inc. (3)(4)	12	12	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	16	16	#	#
Investment Professionals, Inc.	3	2	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2018 and December 31, 2017.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at March 31, 2018 represent calculations at December 31, 2017 of the rule based requirements, as specified by FCA regulations.

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
During the three months ended March 31, 2018, the parent holding company received cash dividends or a return of capital from its

AMERIPRISE FINANCIAL, INC.

subsidiaries of $484 million (including $200 million from RiverSource Life) and contributed no cash to its subsidiaries. During the three months ended March 31, 2017, the parent holding company received cash dividends or a return of capital from its subsidiaries of $458 million (including $300 million from RiverSource Life) and contributed cash to its subsidiaries of $25 million.
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $125 million and $121 million for the three months ended March 31, 2018 and 2017, respectively. On April 23, 2018, we announced a quarterly dividend of $0.90 per common share. The dividend will be paid on May 18, 2018 to our shareholders of record at the close of business on May 7, 2018.
In April 2017, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through June 30, 2019. As of March 31, 2018, we had $1.7 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2018, we repurchased a total of 2.4 million shares of our common stock at an average price of $159.57 per share.
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
Operating Activities
Net cash used in operating activities was $208 million for the three months ended March 31, 2018 compared to net cash provided by operating activities of $6 million for the prior year period primarily due to a $284 million decrease in cash from changes in brokerage deposits.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash provided by investing activities decreased $124 million to $87 million for the three months ended March 31, 2018 compared to $211 million for the prior year period primarily due to a $321 million increase in cash used for purchases of Available-for-Sale securities, a $79 million decrease in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities and a $61 million decrease in proceeds from sales and collections of other investments, partially offset by a $315 million increase in proceeds from sales of Available-for-Sale securities.
Financing Activities
Net cash used in financing activities increased $130 million to $564 million for the three months ended March 31, 2018 compared to $434 million for the prior year period due to a $57 million decrease in net cash inflows related to investment certificates, a $58 million decrease in deposits and other additions related to policyholder account balances and a $52 million increase in repayments of debt by CIEs.
Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2017 10-K.
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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor and other rules and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts (as well as similar SEC, Certified Financial Planner Board and state fiduciary rules and standards);

•	investment management performance and distribution partner and consumer acceptance of the Company’s products;

•	effects of competition in the financial services industry, including pricing pressure, the introduction of new products and services and changes in product distribution mix and distribution channels;

•
changes to the Company’s reputation that may arise from employee or advisor misconduct, legal or regulatory actions, cybersecurity incidents, perceptions of the financial services industry generally, improper management of conflicts of interest or otherwise;

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems (or other cybersecurity incidents), or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the ongoing negotiations following the June 2016 UK referendum on membership in the European Union and the uncertain regulatory environment in the U.S. after the recent U.S. election), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2017 10-K.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2017 10-K filed with the SEC on February 23, 2018.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2018.
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

AMERIPRISE FINANCIAL, INC.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 17 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2017 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2018:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2018
Share repurchase program (1)	456,438	$175.27	456,438	$2,004,552,853
Employee transactions (2)	152,777	$171.71	N/A	N/A

February 1 to February 28, 2018
Share repurchase program (1)	726,019	$159.64	726,019	$1,888,652,604
Employee transactions (2)	376,642	$163.61	N/A	N/A

March 1 to March 31, 2018
Share repurchase program (1)	1,241,859	$153.76	1,241,859	$1,697,707,419
Employee transactions (2)	45,183	$153.59	N/A	N/A

Totals
Share repurchase program (1)	2,424,316	$159.57	2,424,316
Employee transactions (2)	574,602	$164.98	N/A
	2,998,918		2,424,316
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

10.1*	Ameriprise Financial Annual Incentive Award Plan, as amended and restated as of January 1, 2009.
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (iv) Consolidated Statements of Equity for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 2, 2018	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	May 2, 2018	By:	/s/ David K. Stewart
David K. Stewart
Senior Vice President and Controller
(Principal Accounting Officer)