Form 10-Q
period 2018-06-30
AMERIPRISE FINANCIAL INC
filed 2018-08-06
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2018
Common Stock (par value $.01 per share)	141,863,852 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,691	$1,568	$3,360	$3,055
Distribution fees	465	425	933	866
Net investment income	419	391	815	782
Premiums	357	348	700	687
Other revenues	284	292	592	570
Total revenues	3,216	3,024	6,400	5,960
Banking and deposit interest expense	20	12	36	22
Total net revenues	3,196	3,012	6,364	5,938
Expenses
Distribution expenses	902	831	1,807	1,654
Interest credited to fixed accounts	180	171	321	333
Benefits, claims, losses and settlement expenses	635	611	1,129	1,178
Amortization of deferred acquisition costs	63	69	155	141
Interest and debt expense	80	52	131	102
General and administrative expense	788	767	1,577	1,544
Total expenses	2,648	2,501	5,120	4,952
Pretax income	548	511	1,244	986
Income tax provision	86	118	188	190
Net income	$462	$393	$1,056	$796

Earnings per share
Basic	$3.14	$2.53	$7.13	$5.09
Diluted	$3.10	$2.50	$7.02	$5.01

Cash dividends declared per common share	$0.90	$0.83	$1.73	$1.58

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses recognized in net investment income	$—	$—	$—	$(1)
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$462	$393	$1,056	$796
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(44)	23	(15)	30
Net unrealized gains (losses) on securities	(130)	57	(392)	64
Net unrealized gains (losses) on derivatives	—	—	—	1
Defined benefit plans	—	—	—	5
Other	—	—	—	(1)
Total other comprehensive income (loss), net of tax	(174)	80	(407)	99
Total comprehensive income	$288	$473	$649	$895
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	December 31, 2017 (1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,431	$2,484
Cash of consolidated investment entities	151	136
Investments	35,297	35,925
Investments of consolidated investment entities, at fair value	1,297	2,131
Separate account assets	85,258	87,368
Receivables	5,913	5,762
Receivables of consolidated investment entities, at fair value	17	25
Deferred acquisition costs	2,768	2,676
Restricted and segregated cash and investments	2,591	3,147
Other assets	7,545	7,826
Total assets	$143,268	$147,480

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,255	$29,904
Separate account liabilities	85,258	87,368
Customer deposits	10,428	10,303
Short-term borrowings	201	200
Long-term debt	2,875	2,891
Debt of consolidated investment entities, at fair value	1,416	2,206
Accounts payable and accrued expenses	1,749	1,975
Other liabilities	6,426	6,575
Other liabilities of consolidated investment entities, at fair value	28	63
Total liabilities	137,636	141,485
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 328,289,449 and 327,506,935 respectively)	3	3
Additional paid-in capital	8,171	8,085
Retained earnings	12,126	11,326
Treasury shares, at cost (186,069,038 and 180,872,271 shares, respectively)	(14,489)	(13,648)
Accumulated other comprehensive income (loss), net of tax	(179)	229
Total equity	5,632	5,995
Total liabilities and equity	$143,268	$147,480
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at January 1, 2017, previously reported	154,759,904	$3	$7,765	$10,351	$(12,027)	$200	$6,292
Cumulative effect of change in accounting policies	—	—	—	(3)	—	—	(3)
Balances at January 1, 2017, restated	154,759,904	3	7,765	10,348	(12,027)	200	6,289
Comprehensive income:
Net income	—	—	—	796	—	—	796
Other comprehensive income, net of tax	—	—	—	—	—	99	99
Total comprehensive income							895
Dividends to shareholders	—	—	—	(250)	—	—	(250)
Repurchase of common shares	(7,021,250)	—	—	—	(877)	—	(877)
Share-based compensation plans	2,569,962	—	138	—	52	—	190
Balances at June 30, 2017	150,308,616	$3	$7,903	$10,894	$(12,852)	$299	$6,247

Balances at January 1, 2018 (1)	146,634,664	$3	$8,085	$11,326	$(13,648)	$229	$5,995
Cumulative effect of change in accounting policies	—	—	—	1	—	(1)	—
Comprehensive income:
Net income	—	—	—	1,056	—	—	1,056
Other comprehensive loss, net of tax	—	—	—	—	—	(407)	(407)
Total comprehensive income							649
Dividends to shareholders	—	—	—	(257)	—	—	(257)
Repurchase of common shares	(5,978,029)	—	—	—	(900)	—	(900)
Share-based compensation plans	1,563,776	—	86	—	59	—	145
Balances at June 30, 2018	142,220,411	$3	$8,171	$12,126	$(14,489)	$(179)	$5,632
(1) Prior period retained earnings have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Cash Flows from Operating Activities
Net income	$1,056	$796
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	107	121
Deferred income tax expense (benefit)	53	6
Share-based compensation	69	61
Net realized investment (gains) losses	(12)	(40)
Net trading (gains) losses	(6)	(3)
Loss from equity method investments	18	25
Other-than-temporary impairments and provision for loan losses	—	1
Net (gains) losses of consolidated investment entities	(24)	2
Changes in operating assets and liabilities:
Restricted and segregated investments	224	300
Deferred acquisition costs	(9)	(4)
Other investments, net	110	(107)
Policyholder account balances, future policy benefits and claims, net	(407)	(384)
Derivatives, net of collateral	205	447
Receivables	(121)	(168)
Brokerage deposits	(394)	(135)
Accounts payable and accrued expenses	(220)	(137)
Other operating assets and liabilities of consolidated investment entities, net	(83)	1
Other, net	(5)	(46)
Net cash provided by (used in) operating activities	561	736

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	401	276
Maturities, sinking fund payments and calls	3,124	2,560
Purchases	(3,900)	(2,495)
Proceeds from sales, maturities and repayments of mortgage loans	164	241
Funding of mortgage loans	(97)	(249)
Proceeds from sales and collections of other investments	133	142
Purchase of other investments	(170)	(223)
Purchase of investments by consolidated investment entities	(228)	(839)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	870	864
Purchase of land, buildings, equipment and software	(69)	(72)
Other, net	(12)	22
Net cash provided by (used in) investing activities	$216	$227
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$2,899	$2,507
Maturities, withdrawals and cash surrenders	(2,381)	(2,211)
Policyholder account balances:
Deposits and other additions	985	1,042
Net transfers from (to) separate accounts	(59)	(71)
Surrenders and other benefits	(977)	(987)
Cash paid for purchased options with deferred premiums	(129)	(132)
Cash received from purchased options with deferred premiums	119	39
Repayments of long-term debt	(6)	(5)
Dividends paid to shareholders	(253)	(244)
Repurchase of common shares	(829)	(788)
Exercise of stock options	2	8
Repayments of debt by consolidated investment entities	(518)	(24)
Net cash provided by (used in) financing activities	(1,147)	(866)
Effect of exchange rate changes on cash	—	21
Net increase (decrease) in cash, cash equivalents and restricted cash	(370)	118
Cash, cash equivalents and restricted cash at beginning of period	5,144	5,392
Cash, cash equivalents and restricted cash at end of period	$4,774	$5,510

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$101	$89
Interest paid by consolidated investment entities	69	43
Income taxes paid, net	189	311
Non-cash investing activity:
Partnership commitments not yet remitted	—	9

	June 30, 2018	December 31, 2017
	(in millions)

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,431	$2,484
Cash of consolidated investment entities	151	136
Restricted and segregated cash and investments	2,591	3,147
Less: Restricted and segregated investments	(399)	(623)
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$4,774	$5,144
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
On January 1, 2018, the Company retrospectively adopted the new accounting standard for revenue recognition. See Note 2 and Note 3 for further information on the new accounting standard and the Company’s revenue from contracts with customers. The following tables present the impact to the consolidated statements of operations for the prior periods presented:

	Three Months Ended June 30, 2017
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Management and financial advice fees	$1,561	$7	$1,568
Distribution fees	430	(5)	425
Net investment income	391	—	391
Premiums	348	—	348
Other revenues	267	25	292
Total revenues	2,997	27	3,024
Banking and deposit interest expense	12	—	12
Total net revenues	2,985	27	3,012
Expenses
Distribution expenses	832	(1)	831
Interest credited to fixed accounts	171	—	171
Benefits, claims, losses and settlement expenses	611	—	611
Amortization of deferred acquisition costs	69	—	69
Interest and debt expense	52	—	52
General and administrative expense	739	28	767
Total expenses	2,474	27	2,501
Pretax income	511	—	511
Income tax provision	118	—	118
Net income	$393	$—	$393

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30, 2017
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Management and financial advice fees	$3,043	$12	$3,055
Distribution fees	873	(7)	866
Net investment income	782	—	782
Premiums	687	—	687
Other revenues	523	47	570
Total revenues	5,908	52	5,960
Banking and deposit interest expense	22	—	22
Total net revenues	5,886	52	5,938
Expenses
Distribution expenses	1,655	(1)	1,654
Interest credited to fixed accounts	333	—	333
Benefits, claims, losses and settlement expenses	1,178	—	1,178
Amortization of deferred acquisition costs	141	—	141
Interest and debt expense	102	—	102
General and administrative expense	1,491	53	1,544
Total expenses	4,900	52	4,952
Pretax income	986	—	986
Income tax provision	190	—	190
Net income	$796	$—	$796
The impact to the consolidated balance sheet as of December 31, 2017 was a $10 million increase to total assets, a $13 million increase to total liabilities and a $3 million decrease to retained earnings.
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for revenue from contracts with customers. The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company adopted the revenue recognition guidance on a retrospective basis on January 1, 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the update did not have an impact on these revenues. The Company’s implementation efforts included the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The Company determined that certain payments received primarily related to franchise advisor fees should be presented as revenue rather than a reduction of expense. The adoption of the standard did not have other material impacts on the Company’s consolidated results of operations and financial condition. The impact of the change was an increase to both revenues and expenses of $27 million and $52 million for the three months and six months ended June 30, 2017, respectively. See Note 3 for new disclosures on revenue from contracts with customers.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended June 30, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$472	$—	$—	$—	$472	$—	$472
Institutional	—	109	—	—	—	109	—	109
Advisory fees	706	—	—	—	—	706	—	706
Financial planning fees	80	—	—	—	—	80	—	80
Transaction and other fees	92	48	15	2	—	157	—	157
Total management and financial advice fees	878	629	15	2	—	1,524	—	1,524

Distribution fees:
Mutual funds	184	68	—	—	—	252	—	252
Insurance and annuity	231	42	84	10	—	367	—	367
Other products	147	—	—	—	—	147	—	147
Total distribution fees	562	110	84	10	—	766	—	766

Other revenues	47	1	—	—	—	48	—	48
Total revenue from contracts with customers	1,487	740	99	12	—	2,338	—	2,338

Revenue from other sources (1)	76	15	523	521	57	1,192	55	1,247
Total segment gross revenues	1,563	755	622	533	57	3,530	55	3,585
Less: Banking and deposit interest expense	20	—	—	—	1	21	—	21
Total segment net revenues	1,543	755	622	533	56	3,509	55	3,564
Less: intersegment revenues	247	12	90	13	—	362	6	368
Total net revenues	$1,296	$743	$532	$520	$56	$3,147	$49	$3,196

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30, 2017
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$460	$—	$—	$—	$460	$—	$460
Institutional	—	106	—	—	—	106	—	106
Advisory fees	606	—	—	—	—	606	—	606
Financial planning fees	75	—	—	—	—	75	—	75
Transaction and other fees	93	53	15	1	—	162	—	162
Total management and financial advice fees	774	619	15	1	—	1,409	—	1,409

Distribution fees:
Mutual funds	178	71	—	—	—	249	—	249
Insurance and annuity	210	41	82	7	—	340	—	340
Other products	119	—	—	—	—	119	—	119
Total distribution fees	507	112	82	7	—	708	—	708

Other revenues	46	—	—	—	—	46	—	46
Total revenue from contracts with customers	1,327	731	97	8	—	2,163	—	2,163

Revenue from other sources (1)	61	16	530	509	56	1,172	39	1,211
Total segment gross revenues	1,388	747	627	517	56	3,335	39	3,374
Less: Banking and deposit interest expense	12	—	—	—	1	13	—	13
Total segment net revenues	1,376	747	627	517	55	3,322	39	3,361
Less: intersegment revenues	231	12	87	15	—	345	4	349
Total net revenues	$1,145	$735	$540	$502	$55	$2,977	$35	$3,012

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$952	$—	$—	$—	$952	$—	$952
Institutional	—	220	—	—	—	220	—	220
Advisory fees	1,397	—	—	—	—	1,397	—	1,397
Financial planning fees	148	—	—	—	—	148	—	148
Transaction and other fees	181	96	29	4	—	310	—	310
Total management and financial advice fees	1,726	1,268	29	4	—	3,027	—	3,027

Distribution fees:
Mutual funds	374	137	—	—	—	511	—	511
Insurance and annuity	453	87	168	18	—	726	—	726
Other products	292	—	—	—	—	292	—	292
Total distribution fees	1,119	224	168	18	—	1,529	—	1,529

Other revenues	88	2	—	—	—	90	—	90
Total revenue from contracts with customers	2,933	1,494	197	22	—	4,646	—	4,646

Revenue from other sources (1)	147	39	1,038	1,030	115	2,369	116	2,485
Total segment gross revenues	3,080	1,533	1,235	1,052	115	7,015	116	7,131
Less: Banking and deposit interest expense	36	—	—	—	2	38	—	38
Total segment net revenues	3,044	1,533	1,235	1,052	113	6,977	116	7,093
Less: intersegment revenues	487	24	180	29	(1)	719	10	729
Total net revenues	$2,557	$1,509	$1,055	$1,023	$114	$6,258	$106	$6,364

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30, 2017
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$900	$—	$—	$—	$900	$—	$900
Institutional	—	207	—	—	—	207	—	207
Advisory fees	1,176	—	—	—	—	1,176	—	1,176
Financial planning fees	139	—	—	—	—	139	—	139
Transaction and other fees	182	104	28	3	—	317	—	317
Total management and financial advice fees	1,497	1,211	28	3	—	2,739	—	2,739

Distribution fees:
Mutual funds	386	151	—	—	—	537	—	537
Insurance and annuity	409	82	160	15	—	666	—	666
Other products	228	—	—	—	—	228	—	228
Total distribution fees	1,023	233	160	15	—	1,431	—	1,431

Other revenues	83	1	—	—	—	84	—	84
Total revenue from contracts with customers	2,603	1,445	188	18	—	4,254	—	4,254

Revenue from other sources (1)	116	27	1,047	1,020	113	2,323	84	2,407
Total segment gross revenues	2,719	1,472	1,235	1,038	113	6,577	84	6,661
Less: Banking and deposit interest expense	22	—	—	—	1	23	—	23
Total segment net revenues	2,697	1,472	1,235	1,038	112	6,554	84	6,638
Less: intersegment revenues	468	23	171	30	—	692	8	700
Total net revenues	$2,229	$1,449	$1,064	$1,008	$112	$5,862	$76	$5,938
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $129 million and $134 million as of June 30, 2018 and December 31, 2017, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets, and were $105 million and $109 million as of June 30, 2018 and December 31, 2017, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $32 million and nil as of June 30, 2018 and December 31, 2017, respectively.
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
Intellectual property and software licenses, along with compliance supervision, insurance coverage, and technology services and support are primarily earned based on a monthly fixed fee. These services are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. The consulting and other services performance obligations are satisfied as the services are delivered and revenue is earned based upon the level of service requested. Prior to the implementation of the revenue recognition standard, fees received from the advisors for software licenses, compliance supervision, technology services and support, consulting, and other services were recorded as a reduction to the Company’s expenses to provide the services and totaled $27 million for both the three months ended June 30, 2018 and 2017 and $53 million and $51 million for the six months ended June 30, 2018 and 2017, respectively.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $638 million and $657 million as of June 30, 2018 and December 31, 2017, respectively.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds and certain non-U.S. series funds (OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its investment nor has the Company provided any support to these entities.

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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $7 million and $6 million as of June 30, 2018 and December 31, 2017, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The carrying value of the Company’s investment in property funds is reflected in other investments and was $24 million as of both June 30, 2018 and December 31, 2017.
Hedge Funds and other Private Funds
The Company has determined that consolidation is not required for hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $7 million as of both June 30, 2018 and December 31, 2017.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $36 million and $25 million as of June 30, 2018 and December 31, 2017, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $385 million and $408 million as of June 30, 2018 and December 31, 2017, respectively. The Company had a $66 million and a $97 million liability recorded as of June 30, 2018 and December 31, 2017, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$9	$—	$9
Common stocks	5	1	4	10
Other investments	4	—	—	4
Syndicated loans	—	1,163	111	1,274
Total investments	9	1,173	115	1,297
Receivables	—	17	—	17
Total assets at fair value	$9	$1,190	$115	$1,314

Liabilities
Debt (1)	$—	$1,416	$—	$1,416
Other liabilities	—	28	—	28
Total liabilities at fair value	$—	$1,444	$—	$1,444

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$27	$—	$27
Common stocks	18	8	4	30
Other investments	5	—	—	5
Syndicated loans	—	1,889	180	2,069
Total investments	23	1,924	184	2,131
Receivables	—	25	—	25
Total assets at fair value	$23	$1,949	$184	$2,156

Liabilities
Debt (1)	$—	$2,206	$—	$2,206
Other liabilities	—	63	—	63
Total liabilities at fair value	$—	$2,269	$—	$2,269

(1)
The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.4 billion and $2.2 billion as of June 30, 2018 and December 31, 2017, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance, April 1, 2018	$11	$200
Total gains (losses) included in:
Net income	—	(1)	(1)
Purchases	—	24
Sales	(4)	(35)
Settlements	—	(19)
Transfers into Level 3	—	17
Transfers out of Level 3	(3)	(75)
Balance, June 30, 2018	$4	$111
Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2018	$—	$—

	Corporate Debt Securities	Common Stocks	Syndicated Loans
	(in millions)
Balance, April 1, 2017	$2	$4	$223
Total gains (losses) included in:
Net income	—	—	(2)	(1)
Purchases	—	3	72
Sales	(2)	(1)	(7)
Settlements	—	—	(30)
Transfers into Level 3	—	1	41
Transfers out of Level 3	—	—	(112)
Balance, June 30, 2017	$—	$7	$185
Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2017	$—	$—	$(3)	(1)

	Common Stocks		Syndicated Loans

Balance, January 1, 2018	$4		$180
Total gains (losses) included in:
Net income	4	(1)	1	(1)
Purchases	—		42
Sales	(4)		(36)
Settlements	—		(30)
Transfers into Level 3	4		78
Transfers out of Level 3	(4)		(124)
Balance, June 30, 2018	$4		$111
Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2018	$2	(1)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate Debt Securities	Common Stocks	Syndicated Loans
	(in millions)
Balance, January 1, 2017	$—	$5	$254
Total gains (losses) included in:
Net income	—	—	1	(1)
Purchases	—	3	127
Sales	(2)	(1)	(15)
Settlements	—	—	(53)
Transfers into Level 3	2	2	113
Transfers out of Level 3	—	(2)	(242)
Balance, June 30, 2017	$—	$7	$185
Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2017	$—	$—	$(1)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Transfers out of Level 3 for the three months and six months ended June 30, 2018 included $2 million of common stock and $24 million of syndicated loans related to the deconsolidation of a CLO. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.
All Level 3 measurements as of June 30, 2018 and December 31, 2017 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2018	December 31, 2017
	(in millions)
Syndicated loans
Unpaid principal balance	$1,298	$2,140
Excess unpaid principal over fair value	(24)	(71)
Fair value	$1,274	$2,069
Fair value of loans more than 90 days past due	$7	$24
Fair value of loans in nonaccrual status	7	24
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	5	35

Debt
Unpaid principal balance	$1,557	$2,340
Excess unpaid principal over fair value	(141)	(134)
Carrying value (1)	$1,416	$2,206
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.4 billion and $2.2 billion as of June 30, 2018 and December 31, 2017, respectively.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $25 million and $1 million for the three months ended June 30, 2018 and 2017, respectively.
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $24 million and $(2) million for the six months ended June 30, 2018 and 2017, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
Debt of consolidated CLOs due 2025-2026	$1,416	$2,206	3.5%	2.8%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 8.1%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5.  Investments
The following is a summary of Ameriprise Financial investments:

	June 30, 2018	December 31, 2017
	(in millions)
Available-for-Sale securities, at fair value	$30,459	$30,927
Mortgage loans, net	2,689	2,756
Policy and certificate loans	851	845
Other investments	1,298	1,397
Total	$35,297	$35,925
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans and held-to-maturity certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days but less than 12 months. As of January 1, 2018, marketable equity securities were reclassified from Available-for-Sale securities to other investments due to the adoption of a new accounting standard on the recognition and measurement of financial instruments. The carrying value of held-to-maturity certificates of deposit was $44 million and $205 million as of June 30, 2018 and December 31, 2017, respectively, which approximates fair value due to the short time between the purchase of the instrument and its expected realization.
The following is a summary of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Investment income on fixed maturities	$334	$335	$663	$672
Net realized gains (losses)	5	21	11	38
Affordable housing partnerships	(14)	(13)	(25)	(25)
Other	43	20	89	44
Consolidated investment entities	51	28	77	53
Total	$419	$391	$815	$782
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,710	$691	$(149)	$14,252	$—
Residential mortgage backed securities	6,039	35	(88)	5,986	—
Commercial mortgage backed securities	4,685	19	(120)	4,584	—
Asset backed securities	1,554	31	(10)	1,575	1
State and municipal obligations	2,175	206	(11)	2,370	—
U.S. government and agencies obligations	1,423	1	—	1,424	—
Foreign government bonds and obligations	266	10	(8)	268	—
Total	$29,852	$993	$(386)	$30,459	$1

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,976	$1,131	$(32)	$15,075	$—
Residential mortgage backed securities	6,585	63	(37)	6,611	—
Commercial mortgage backed securities	4,362	48	(36)	4,374	—
Asset backed securities	1,549	36	(5)	1,580	1
State and municipal obligations	2,215	259	(11)	2,463	—
U.S. government and agencies obligations	502	1	—	503	—
Foreign government bonds and obligations	298	20	(4)	314	—
Common stocks	5	3	(1)	7	—
Total	$29,492	$1,561	$(126)	$30,927	$1

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of June 30, 2018 and December 31, 2017, investment securities with a fair value of $1.8 billion and $1.7 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $812 million and $803 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both June 30, 2018 and December 31, 2017, fixed maturity securities comprised approximately 86% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2018 and December 31, 2017, the Company’s internal analysts rated $903 million and $979 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$12,316	$12,153	40%	$11,293	$11,331	37%
AA	1,727	1,887	6	1,898	2,114	7
A	4,350	4,611	15	4,760	5,243	17
BBB	10,428	10,783	36	10,317	10,989	35
Below investment grade (1)	1,031	1,025	3	1,219	1,243	4
Total fixed maturities	$29,852	$30,459	100%	$29,487	$30,920	100%

(1)
The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $7 million and $8 million, respectively, at June 30, 2018, and $6 million and $7 million, respectively, at December 31, 2017. These securities are not rated but are included in below investment grade due to their risk characteristics.

As of June 30, 2018 and December 31, 2017, approximately 33% and 37%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	347	$5,474	$(111)	57	$605	$(38)	404	$6,079	$(149)
Residential mortgage backed securities	176	2,759	(47)	121	1,258	(41)	297	4,017	(88)
Commercial mortgage backed securities	135	2,458	(75)	58	779	(45)	193	3,237	(120)
Asset backed securities	54	744	(8)	20	122	(2)	74	866	(10)
State and municipal obligations	167	363	(7)	32	142	(4)	199	505	(11)
Foreign government bonds and obligations	15	48	(3)	13	16	(5)	28	64	(8)
Total	894	$11,846	$(251)	301	$2,922	$(135)	1,195	$14,768	$(386)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	150	$1,791	$(8)	70	$740	$(24)	220	$2,531	$(32)
Residential mortgage backed securities	102	1,772	(11)	130	1,467	(26)	232	3,239	(37)
Commercial mortgage backed securities	67	1,178	(12)	58	783	(24)	125	1,961	(36)
Asset backed securities	36	424	(2)	26	187	(3)	62	611	(5)
State and municipal obligations	76	141	(1)	34	180	(10)	110	321	(11)
Foreign government bonds and obligations	3	6	—	15	23	(4)	18	29	(4)
Common stocks	—	—	—	4	1	(1)	4	1	(1)
Total	434	$5,312	$(34)	337	$3,381	$(92)	771	$8,693	$(126)
As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to an increase in interest rates as well as widening credit spreads.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Beginning balance	$2	$70	$2	$69
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	—	1
Reductions for securities sold during the period (realized)	—	(68)	—	(68)
Ending balance	$2	$2	$2	$2
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Gross realized investment gains	$5	$25	$11	$44
Gross realized investment losses	—	(4)	(1)	(4)
Other-than-temporary impairments	—	—	—	(1)
Total	$5	$21	$10	$39
Other-than-temporary impairments for the six months ended June 30, 2017 primarily related to credit losses on asset backed securities.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of June 30, 2018 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$3,033	$3,053
Due after one year through five years	6,323	6,348
Due after five years through 10 years	3,789	3,762
Due after 10 years	4,429	5,151
	17,574	18,314
Residential mortgage backed securities	6,039	5,986
Commercial mortgage backed securities	4,685	4,584
Asset backed securities	1,554	1,575
Total	$29,852	$30,459
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Commercial Mortgage Loans and Syndicated Loans
The following table presents a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2018	2017
	(in millions)
Beginning balance	$26	$29
Charge-offs	(2)	—
Ending balance	$24	$29

Individually evaluated for impairment	$—	$2
Collectively evaluated for impairment	24	27
The recorded investment in financing receivables by impairment method was as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Individually evaluated for impairment	$13	$17
Collectively evaluated for impairment	3,226	3,258
Total	$3,239	$3,275
As of June 30, 2018 and December 31, 2017, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $13 million and $17 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the three months ended June 30, 2018 and 2017, the Company purchased $112 million and $66 million, respectively, of syndicated loans, and sold $33 million and $4 million, respectively, of syndicated loans. During the six months ended June 30, 2018 and 2017, the Company purchased $145 million and $136 million, respectively, of syndicated loans, and sold $36 million and $4 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Loans to Financial Advisors
As of June 30, 2018 and December 31, 2017, principal amounts outstanding for advisor loans were $510 million and $509 million, respectively, and allowance for loan losses were $22 million and $23 million, respectively. The allowance for loan losses related to loans to financial advisors is not included in the table disclosures above. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with the Company was $17 million and $19 million as of June 30, 2018 and December 31, 2017, respectively. The allowance for loan losses on these loans was $12 million as of both June 30, 2018 and December 31, 2017.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $17 million and $19 million as of June 30, 2018 and December 31, 2017, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both June 30, 2018 and December 31, 2017. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
East North Central	$205	$215	8%	8%
East South Central	87	90	3	3
Middle Atlantic	193	192	7	7
Mountain	245	256	9	9
New England	64	74	2	3
Pacific	812	812	30	29
South Atlantic	742	768	28	28
West North Central	223	235	8	8
West South Central	137	133	5	5
	2,708	2,775	100%	100%
Less: allowance for loan losses	19	19
Total	$2,689	$2,756

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
Apartments	$576	$566	21%	20%
Hotel	39	40	1	1
Industrial	463	476	17	17
Mixed use	48	44	2	2
Office	451	492	17	18
Retail	912	937	34	34
Other	219	220	8	8
	2,708	2,775	100%	100%
Less: allowance for loan losses	19	19
Total	$2,689	$2,756
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2018 and December 31, 2017 was $531 million and $498 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of June 30, 2018 and December 31, 2017 were $2 million and $5 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of June 30, 2018 and December 31, 2017. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2018 and 2017. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in deferred acquisition costs (“DAC”) were as follows:

	2018	2017
	(in millions)
Balance at January 1	$2,676	$2,648
Capitalization of acquisition costs	164	145
Amortization	(155)	(141)
Impact of change in net unrealized securities (gains) losses	83	(15)
Balance at June 30	$2,768	$2,637
The balances of and changes in deferred sales inducement costs (“DSIC”), which is included in other assets, were as follows:

	2018	2017
	(in millions)
Balance at January 1	$276	$302
Capitalization of sales inducement costs	1	3
Amortization	(20)	(19)
Impact of change in net unrealized securities (gains) losses	14	—
Balance at June 30	$271	$286
8.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2018		December 31, 2017
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,624		$9,934
Variable annuity fixed sub-accounts	5,130		5,166
Variable universal life (“VUL”)/universal life (“UL”) insurance	3,047		3,047
Indexed universal life (“IUL”) insurance	1,563		1,384
Other life insurance	698		720
Total policyholder account balances	20,062		20,251

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	128		463
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(75)	(2)	(80)	(2)
Other annuity liabilities	26		78
Fixed annuity life contingent liabilities	1,470		1,484
Life and disability income insurance	1,216		1,221
Long term care insurance	4,861		4,896
VUL/UL and other life insurance additional liabilities	665		688
Total future policy benefits	8,291		8,750
Policy claims and other policyholders’ funds	902		903
Total policyholder account balances, future policy benefits and claims	$29,255		$29,904
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both June 30, 2018 and December 31, 2017 reported as a contra liability.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Separate account liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Variable annuity	$73,155	$75,174
VUL insurance	7,204	7,352
Other insurance	32	34
Threadneedle investment liabilities	4,867	4,808
Total	$85,258	$87,368
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	June 30, 2018				December 31, 2017
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$60,264	$58,324	$31	67	$61,418	$59,461	$9	66
Five/six-year reset	8,478	5,760	16	66	8,870	6,149	12	66
One-year ratchet	6,212	5,857	48	69	6,548	6,187	11	69
Five-year ratchet	1,472	1,415	2	65	1,563	1,506	1	65
Other	1,098	1,078	68	72	1,099	1,075	50	72
Total — GMDB	$77,524	$72,434	$165	67	$79,498	$74,378	$83	66

GGU death benefit	$1,092	$1,041	$125	70	$1,118	$1,067	$133	70

GMIB	$213	$196	$8	69	$233	$216	$7	69

GMWB:
GMWB	$2,295	$2,288	$1	72	$2,508	$2,500	$1	71
GMWB for life	43,883	43,781	238	67	44,375	44,259	129	67
Total — GMWB	$46,178	$46,069	$239	67	$46,883	$46,759	$130	67

GMAB	$2,793	$2,789	$2	59	$3,086	$3,083	$—	59

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

payments less the current contract value or zero. The net amount at risk for GMWB is defined as the greater of the present value of the minimum guaranteed withdrawal payments less the current contract value or zero.
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2018		December 31, 2017
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,489	65	$6,460	65
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	1	—	(278)	(33)	52
Paid claims	(1)	(1)	—	—	(16)
Balance at June 30, 2017	$16	$7	$739	$(57)	$470

Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	3	—	(335)	5	53
Paid claims	(3)	—	—	—	(13)
Balance at June 30, 2018	$17	$6	$128	$(75)	$529
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2018	December 31, 2017
	(in millions)
Mutual funds:
Equity	$43,724	$46,038
Bond	22,577	23,529
Other	6,401	5,109
Total mutual funds	$72,702	$74,676

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

10.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Capitalized lease obligations	31	38
Other (1)	(6)	3
Total long-term debt	2,875	2,891

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	150	150	2.1	1.5
Repurchase agreements	51	50	2.1	1.4
Total short-term borrowings	201	200
Total	$3,076	$3,091
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt and unamortized discount and debt issuance costs. See Note 13 for information on the Company’s fair value hedges.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of June 30, 2018 and December 31, 2017, the Company has pledged $53 million and $43 million, respectively, of agency residential mortgage backed securities and nil and $8 million, respectively, of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than three months as of June 30, 2018 and less than one month as of December 31, 2017. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $794 million and $750 million as of June 30, 2018 and December 31, 2017, respectively. The remaining maturity of outstanding FHLB advances was less than four months as of both June 30, 2018 and December 31, 2017. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1 billion upon satisfaction of certain approval requirements. As of both June 30, 2018 and December 31, 2017, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both June 30, 2018 and December 31, 2017.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$156	$1,892	$—	$2,048
Available-for-Sale securities:
Corporate debt securities	—	13,212	1,040	14,252
Residential mortgage backed securities	—	5,866	120	5,986
Commercial mortgage backed securities	—	4,532	52	4,584
Asset backed securities	—	1,544	31	1,575
State and municipal obligations	—	2,370	—	2,370
U.S. government and agency obligations	1,424	—	—	1,424
Foreign government bonds and obligations	—	268	—	268
Total Available-for-Sale securities	1,424	27,792	1,243	30,459
Equity securities	1	1	—	2
Equity securities at net asset value (“NAV”)				6	(1)
Trading securities	38	48	—	86
Separate account assets at NAV				85,258	(1)
Investments segregated for regulatory purposes	399	—	—	399
Other assets:
Interest rate derivative contracts	—	716	—	716
Equity derivative contracts	62	2,139	—	2,201
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	12	35	—	47
Other derivative contracts	—	—	2	2
Total other assets	74	2,894	2	2,970
Total assets at fair value	$2,092	$32,627	$1,245	$121,228

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$4	$8	$12
IUL embedded derivatives	—	—	620	620
GMWB and GMAB embedded derivatives	—	—	(425)	(425)	(2)
Total policyholder account balances, future policy benefits and claims	—	4	203	207	(3)
Customer deposits	—	10	—	10
Other liabilities:
Interest rate derivative contracts	—	544	—	544
Equity derivative contracts	24	2,680	—	2,704
Foreign exchange derivative contracts	6	25	—	31
Other	17	9	29	55
Total other liabilities	47	3,258	29	3,334
Total liabilities at fair value	$47	$3,272	$232	$3,551

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$147	$2,025	$—	$2,172
Available-for-Sale securities:
Corporate debt securities	—	13,936	1,139	15,075
Residential mortgage backed securities	—	6,456	155	6,611
Commercial mortgage backed securities	—	4,374	—	4,374
Asset backed securities	—	1,573	7	1,580
State and municipal obligations	—	2,463	—	2,463
U.S. government and agencies obligations	503	—	—	503
Foreign government bonds and obligations	—	314	—	314
Common stocks	1	—	—	1
Common stocks at NAV				6	(1)
Total Available-for-Sale securities	504	29,116	1,301	30,927
Trading securities	10	34	—	44
Separate account assets at NAV				87,368	(1)
Investments segregated for regulatory purposes	623	—	—	623
Other assets:
Interest rate derivative contracts	—	1,104	—	1,104
Equity derivative contracts	63	2,360	—	2,423
Foreign exchange derivative contracts	2	34	—	36
Total other assets	65	3,498	—	3,563
Total assets at fair value	$1,349	$34,673	$1,301	$124,697

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	601	601
GMWB and GMAB embedded derivatives	—	—	(49)	(49)	(4)
Total policyholder account balances, future policy benefits and claims	—	5	552	557	(5)
Customer deposits	—	10	—	10
Other liabilities:
Interest rate derivative contracts	1	415	—	416
Equity derivative contracts	7	2,876	—	2,883
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	4	23	—	27
Other	9	6	28	43
Total other liabilities	21	3,322	28	3,371
Total liabilities at fair value	$21	$3,337	$580	$3,938

(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $265 million of individual contracts in a liability position and $690 million of individual contracts in an asset position as of June 30, 2018.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(444) million cumulative increase (decrease) to the embedded derivatives as of June 30, 2018.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities					Other Derivatives
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2018	$1,095	$146	$—	$17	$1,258	$—
Total gains (losses) included in:
Net income	—	—	—	—	—	(1)	(1)
Other comprehensive income (loss)	(12)	3	—	—	(9)	—
Purchases	15	—	52	22	89	3
Settlements	(58)	(12)	—	—	(70)	—
Transfers into Level 3	—	—	—	2	2	—
Transfers out of Level 3	—	(17)	—	(10)	(27)	—
Balance, June 30, 2018	$1,040	$120	$52	$31	$1,243	$2

Changes in unrealized gains (losses) relating to assets held at June 30, 2018	$—	$—	$—	$—	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2018	$3	$585		$(329)		$259	$28
Total (gains) losses included in:
Net income	—	26	(2)	(175)	(1)	(149)	1	(3)
Issues	5	21		84		110	—
Settlements	—	(12)		(5)		(17)	—
Balance, June 30, 2018	$8	$620		$(425)		$203	$29

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2018	$—	$26	(2)	$(173)	(1)	$(147)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, April 1, 2017	$1,344	$316	$64	$8	$1,732
Total gains (losses) included in:
Other comprehensive income	2	1	1	—	4
Purchases	8	—	5	—	13
Settlements	(21)	(13)	(2)	—	(36)
Transfers into Level 3	—	—	14	—	14
Transfers out of Level 3	—	(132)	(49)	(8)	(189)
Balance, June 30, 2017	$1,333	$172	$33	$—	$1,538

Changes in unrealized gains (losses) relating to assets held at June 30, 2017	$—	$—	$(1)	$—	(1)	(4)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2017	$493		$188		$681	$13
Total (gains) losses included in:
Net income	21	(2)	10	(1)	31	1	(3)
Issues	22		77		99	—
Settlements	(9)		(3)		(12)	—
Balance, June 30, 2017	$527		$272		$799	$14

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2017	$21	(2)	$20	(1)	$41	$—

	Available-for-Sale Securities						Other Derivatives
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,139	$155	$—	$7	$1,301		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(4)	(1)	(1)
Other comprehensive income (loss)	(26)	1	—	—	(25)		—
Purchases	15	—	52	32	99		3
Settlements	(87)	(19)	—	—	(106)		—
Transfers into Level 3	—	—	—	2	2		—
Transfers out of Level 3	—	(17)	—	(10)	(27)		—
Balance, June 30, 2018	$1,040	$120	$52	$31	$1,243		$2

Changes in unrealized gains (losses) relating to assets held at June 30, 2018	$(1)	$—	$—	$—	$(1)	(4)	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—	$601		$(49)		$552	$28
Total (gains) losses included in:
Net income	—	1	(2)	(531)	(1)	(530)	1	(3)
Issues	8	41		167		216	—
Settlements	—	(23)		(12)		(35)	—
Balance, June 30, 2018	$8	$620		$(425)		$203	$29

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2018	$—	$1	(2)	$(521)	(1)	$(520)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2017	$1,311	$268	$68	$1	$1,648
Total gains (losses) included in:
Other comprehensive income	2	1	2	—	5
Purchases	70	132	54	—	256
Settlements	(50)	(25)	(15)	—	(90)
Transfers into Level 3	—	—	14	8	22
Transfers out of Level 3	—	(204)	(90)	(9)	(303)
Balance, June 30, 2017	$1,333	$172	$33	$—	$1,538

Changes in unrealized gains (losses) relating to assets held at June 30, 2017	$—	$—	$(1)	$—	$(1)	(4)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078	$13
Total (gains) losses included in:
Net income	40	(2)	(489)	(1)	(449)	1	(3)
Issues	44		154		198	—
Settlements	(21)		(7)		(28)	—
Balance, June 30, 2017	$527		$272		$799	$14

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2017	$40	(2)	$(464)	(1)	$(424)	$—
(1) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in general and administrative expense in the Consolidated Statements of Operations.
(4) Included in net investment income in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $15 million and $(9) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended June 30, 2018 and 2017, respectively. The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $48 million and $(54) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the six months ended June 30, 2018 and 2017, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,039	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	–	2.5%	1.3%
Other derivative contracts	$2	Option pricing model	Implied correlation (1)	33.3%	–	40.1%	38.0%
Asset backed securities	$8	Discounted cash flow	Annual short-term default rate	2.3%
			Annual long-term default rate	2.5%	–	3.5%	3.1%
			Discount rate	11.5%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$620	Discounted cash flow	Nonperformance risk (2)	93 bps
Indexed annuity embedded derivatives	$8	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (2)	93 bps
GMWB and GMAB embedded derivatives	$(425)	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	–	42.0%
			Surrender rate	0.1%	–	74.7%
			Market volatility (4)	3.8%	–	15.8%
			Nonperformance risk (2)	93 bps
Contingent consideration liabilities	$29	Discounted cash flow	Discount rate	9.0%

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,138	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	–	2.3%	1.1%
Asset backed securities	$7	Discounted cash flow	Annual short-term default rate	3.8%
			Annual long-term default rate	2.5%	–	3.0%	2.7%
			Discount rate	10.5%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	63.2%
IUL embedded derivatives	$601	Discounted cash flow	Nonperformance risk (2)	71 bps
GMWB and GMAB embedded derivatives	$(49)	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	–	42.0%
			Surrender rate	0.1%	–	74.7%
			Market volatility (4)	3.7%	–	16.1%
			Nonperformance risk (2)	71 bps
Contingent consideration liabilities	$28	Discounted cash flow	Discount rate	9.0%

(1)	Represents the implied correlation between equity returns and interest rates used in the valuation of the derivative contract.

(2)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(3)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(4)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Significant increases (decreases) in the implied correlation used in the fair value measurement of Level 3 derivatives in isolation would result in a significantly (lower) higher fair value measurement.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates. See Note 13 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of June 30, 2018 and December 31, 2017. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Customer Deposits
The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates (“SMC”). The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of June 30, 2018 and December 31, 2017. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be other-than-temporarily impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $121 million and $166 million as of June 30, 2018 and December 31, 2017, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,689	$—	$—	$2,652	$2,652
Policy and certificate loans	851	—	—	805	805
Receivables	1,685	190	1,007	477	1,674
Restricted and segregated cash	2,192	2,192	—	—	2,192
Other investments and assets	592	—	522	70	592

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,920	$—	$—	$10,005	$10,005
Investment certificate reserves	6,909	—	—	6,878	6,878
Brokerage customer deposits	3,521	3,521	—	—	3,521
Separate account liabilities at NAV	5,221				5,221	(1)
Debt and other liabilities	3,322	186	3,072	84	3,342

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,756	$—	$—	$2,752	$2,752
Policy and certificate loans	845	—	—	801	801
Receivables	1,537	103	946	487	1,536
Restricted and segregated cash	2,524	2,524	—	—	2,524
Other investments and assets (2)	725	—	677	49	726

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,246	$—	$—	$10,755	$10,755
Investment certificate reserves	6,390	—	—	6,374	6,374
Brokerage customer deposits	3,915	3,915	—	—	3,915
Separate account liabilities at NAV	5,177				5,177	(1)
Debt and other liabilities	3,290	118	3,180	119	3,417
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
Policyholder account balances, future policy benefit and claims includes fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 8 for additional information on these liabilities. Investment certificate reserves represent customer deposits for fixed rate certificates and stock market certificates. Brokerage customer deposits are amounts payable to brokerage customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. Separate account liabilities primarily relate to investment contracts in pooled pension funds offered by Threadneedle. Debt and other liabilities include the Company’s long-term debt, short-term borrowings, securities loaned and future funding commitments to affordable housing partnerships and other real estate partnerships. See Note 10 for further information on the Company’s long-term debt and short-term borrowings.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,941	$—	$2,941	$(2,540)	$(381)	$(3)	$17
OTC cleared	8	—	8	(7)	—	—	1
Exchange-traded	21	—	21	(1)	(1)	—	19
Total derivatives	2,970	—	2,970	(2,548)	(382)	(3)	37
Securities borrowed	190	—	190	(18)	—	(167)	5
Total	$3,160	$—	$3,160	$(2,566)	$(382)	$(170)	$42

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,520	$—	$3,520	$(2,653)	$(760)	$(88)	$19
OTC cleared	21	—	21	(15)	—	—	6
Exchange-traded	22	—	22	(1)	—	—	21
Total derivatives	3,563	—	3,563	(2,669)	(760)	(88)	46
Securities borrowed	103	—	103	(19)	—	(82)	2
Total	$3,666	$—	$3,666	$(2,688)	$(760)	$(170)	$48
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,269	$—	$3,269	$(2,540)	$(51)	$(668)	$10
OTC cleared	8	—	8	(7)	—	—	1
Exchange-traded	2	—	2	(1)	—	—	1
Total derivatives	3,279	—	3,279	(2,548)	(51)	(668)	12
Securities loaned	186	—	186	(18)	—	(162)	6
Repurchase agreements	51	—	51	—	—	(51)	—
Total	$3,516	$—	$3,516	$(2,566)	$(51)	$(881)	$18

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,309	$—	$3,309	$(2,653)	$(70)	$(579)	$7
OTC cleared	16	—	16	(15)	—	—	1
Exchange-traded	3	—	3	(1)	—	—	2
Total derivatives	3,328	—	3,328	(2,669)	(70)	(579)	10
Securities loaned	118	—	118	(19)	—	(94)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,496	$—	$3,496	$(2,688)	$(70)	$(723)	$15
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$11	$—	$675	$23	$—
Foreign exchange contracts	305	11	—	87	—	4
Total qualifying hedges	980	22	—	762	23	4

Derivatives not designated as hedging instruments
Interest rate contracts	61,455	705	544	66,043	1,081	416
Equity contracts	53,616	2,201	2,704	59,292	2,423	2,883
Credit contracts	761	4	—	721	—	2
Foreign exchange contracts	4,432	36	31	4,163	36	23
Other contracts	1,352	2	—	452	—	—
Total non-designated hedges	121,616	2,948	3,279	130,671	3,540	3,324

Embedded derivatives
GMWB and GMAB (4)	N/A	—	(425)	N/A	—	(49)
IUL	N/A	—	620	N/A	—	601
Indexed annuities	N/A	—	12	N/A	—	5
SMC	N/A	—	10	N/A	—	10
Total embedded derivatives	N/A	—	217	N/A	—	567
Total derivatives	$122,596	$2,970	$3,496	$131,433	$3,563	$3,895
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $897 million and $1.3 billion as of June 30, 2018 and December 31, 2017, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral. See Note 4 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives as of June 30, 2018 included $265 million of individual contracts in a liability position and $690 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2017 included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of June 30, 2018 and December 31, 2017, investment securities with a fair value of $3 million and $89 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $3 million and $89 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2018 and December 31, 2017, the Company had sold, pledged or rehypothecated nil of these securities. In addition, as of June 30, 2018 and December 31, 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2018
Interest rate contracts	$5	$—	$—	$—	$(135)	$—
Equity contracts	—	1	8	11	(137)	2
Credit contracts	—	—	—	—	6	—
Foreign exchange contracts	—	—	—	—	(3)	(6)
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	96	—
IUL embedded derivatives	—	—	—	(14)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$5	$—	$8	$(3)	$(175)	$(4)

Six Months Ended June 30, 2018
Interest rate contracts	$22	$—	$—	$—	$(533)	$—
Equity contracts	—	1	5	3	(112)	2
Credit contracts	—	—	—	—	18	—
Foreign exchange contracts	—	—	—	—	(1)	(8)
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	376	—
IUL embedded derivatives	—	—	—	22	—	—
Total gain (loss)	$22	$1	$5	$25	$(254)	$(6)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2017
Interest rate contracts	$(8)	$—	$—	$—	$128	$—
Equity contracts	1	1	8	13	(197)	2
Credit contracts	—	—	—	—	(11)	—
Foreign exchange contracts	—	—	1	—	(4)	3
GMWB and GMAB embedded derivatives	—	—	—	—	(84)	—
IUL embedded derivatives	—	—	—	(12)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(7)	$—	$9	$1	$(168)	$5

Six Months Ended June 30, 2017
Interest rate contracts	$(7)	$—	$—	$—	$47	$—
Equity contracts	3	2	23	32	(659)	5
Credit contracts	—	—	—	—	(19)	—
Foreign exchange contracts	—	—	2	—	(28)	4
GMWB and GMAB embedded derivatives	—	—	—	—	342	—
IUL embedded derivatives	—	—	—	(19)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—
Total gain (loss)	$(4)	$—	$25	$13	$(317)	$9
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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of June 30, 2018:

	Premiums Payable	Premiums Receivable
	(in millions)
2018 (1)	$104	$37
2019	295	172
2020	217	132
2021	187	120
2022	250	200
2023 - 2027	536	59
Total	$1,589	$720
(1) 2018 amounts represent the amounts payable and receivable for the period from July 1, 2018 to December 31, 2018.

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
For the three months and six months ended June 30, 2018 and 2017, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax gains as of June 30, 2018 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $2 million of pretax gains to be recorded as a reduction to interest and debt expense and $1 million of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 18 years and relates to forecasted debt interest payments. See Note 14 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(in millions)
Interest rate contracts	Interest and debt expense	$2	$4	$6	$8
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended June 30, 2018 and 2017, the Company recognized a gain of $13 million and a loss of $1 million, respectively, in OCI. For the six months ended June 30, 2018 and 2017, the Company recognized a gain of $6 million and a gain of $1 million, respectively, in OCI.

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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2018 and December 31, 2017, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $374 million and $372 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2018 and December 31, 2017 was $370 million and $369 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2018 and December 31, 2017 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $4 million and $3 million, respectively.
14.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2018			2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(266)	$59	$(207)	$191	$(68)	$123
Reclassification of net securities (gains) losses included in net income (2)	(5)	1	(4)	(21)	8	(13)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	103	(22)	81	(81)	28	(53)
Net unrealized securities gains (losses)	(168)	38	(130)	89	(32)	57

Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	—	—	—	—	—	—
Net unrealized derivatives gains (losses)	—	—	—	—	—	—

Defined benefit plans:
Net gain (loss) arising during the period	—	—	—	—	—	—
Defined benefit plans	—	—	—	—	—	—

Foreign currency translation	(46)	2	(44)	35	(12)	23
Other	—	—	—	—	—	—
Total other comprehensive income (loss)	$(214)	$40	$(174)	$124	$(44)	$80

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30,
	2018			2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(818)	$182	$(636)	$244	$(85)	$159
Reclassification of net securities (gains) losses included in net income (2)	(10)	2	(8)	(39)	14	(25)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	319	(67)	252	(107)	37	(70)
Net unrealized securities gains (losses)	(509)	117	(392)	98	(34)	64

Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (4)	—	—	—	2	(1)	1
Net unrealized derivatives gains (losses)	—	—	—	2	(1)	1

Defined benefit plans:
Net gain (loss) arising during the period	—	—	—	7	(2)	5
Defined benefit plans	—	—	—	7	(2)	5

Foreign currency translation	(16)	1	(15)	46	(16)	30
Other	—	—	—	(1)	—	(1)
Total other comprehensive income (loss)	$(525)	$118	$(407)	$152	$(53)	$99
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Pretax amounts are recorded in net investment income.
(3) Includes a $1 million pretax gain reclassified to interest and debt expense for both the three months ended June 30, 2018 and 2017, and a $1 million pretax loss reclassified to net investment income for both the three months ended June 30, 2018 and 2017.
(4) Includes a $1 million pretax gain reclassified to interest and debt expense for both the six months ended June 30, 2018 and 2017, and a $1 million and $2 million pretax loss reclassified to net investment income for the six months ended June 30, 2018 and 2017, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains (Losses)		Net Unrealized Derivatives Gains (Losses)	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, April 1, 2018	$223		$8	$(97)	$(138)	$(1)	$(5)
OCI before reclassifications	(126)		—	—	(44)	—	(170)
Amounts reclassified from AOCI	(4)		—	—	—	—	(4)
Total OCI	(130)		—	—	(44)	—	(174)
Balance, June 30, 2018	$93	(1)	$8	$(97)	$(182)	$(1)	$(179)

Balance, January 1, 2018	$486		$8	$(97)	$(167)	$(1)	$229
Cumulative effect of change in accounting policies	(1)		—	—	—	—	(1)
OCI before reclassifications	(384)		—	—	(15)	—	(399)
Amounts reclassified from AOCI	(8)		—	—	—	—	(8)
Total OCI	(392)		—	—	(15)	—	(407)
Balance, June 30, 2018	$93	(1)	$8	$(97)	$(182)	$(1)	$(179)

	Net Unrealized Securities Gains (Losses)		Net Unrealized Derivatives Gains (Losses)	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, April 1, 2017	$486		$6	$(120)	$(152)	$(1)	$219
OCI before reclassifications	70		—	—	23	—	93
Amounts reclassified from AOCI	(13)		—	—	—	—	(13)
Total OCI	57		—	—	23	—	80
Balance, June 30, 2017	$543	(1)	$6	$(120)	$(129)	$(1)	$299

Balance, January 1, 2017	$479		$5	$(125)	$(159)	$—	$200
OCI before reclassifications	89		—	—	30	(1)	118
Amounts reclassified from AOCI	(25)		1	5	—	—	(19)
Total OCI	64		1	5	30	(1)	99
Balance, June 30, 2017	$543	(1)	$6	$(120)	$(129)	$(1)	$299
(1) Includes $1 million and $4 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of June 30, 2018 and June 30, 2017, respectively.
For the six months ended June 30, 2018 and 2017, the Company repurchased a total of 5.3 million shares and 5.7 million shares, respectively, of its common stock for an aggregate cost of $787 million and $709 million, respectively. In April 2017, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019. As of June 30, 2018, the Company had $1.3 billion remaining under its share repurchase authorization.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

For the six months ended June 30, 2018 and 2017, the Company reacquired 0.2 million shares and 0.2 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $39 million and $30 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2018 and 2017, the Company reacquired 0.5 million shares and 1.1 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $74 million and $138 million, respectively.
During both the six months ended June 30, 2018 and 2017, the Company reissued 0.8 million treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
15. Regulatory Requirements
The Company’s insurance subsidiaries are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. RiverSource Life received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2019, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. As of June 30, 2018 and December 31, 2017, application of this permitted practice resulted in an increase (decrease) to RiverSource Life’s statutory surplus of approximately $278 million and $(3) million, respectively.
16.  Income Taxes
In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The Company’s effective tax rate was 15.7% and 23.1% for the three months ended June 30, 2018 and 2017, respectively. The Company’s effective tax rate was 15.2% and 19.3% for the six months ended June 30, 2018 and 2017, respectively.
The effective tax rate for the three months ended June 30, 2018 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits and dividends received deduction. The effective tax rate for the six months ended June 30, 2018 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, dividends received deduction and stock compensation.
The effective tax rate for the three months ended June 30, 2017 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, stock compensation and net income from foreign subsidiaries. The effective tax rate for the six months ended June 30, 2017 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, stock compensation and net income from foreign subsidiaries, as well as a $20 million benefit in the first quarter of 2017 related to an out-of-period correction for a reversal of a tax reserve.
The decrease in the effective tax rate for the three months ended June 30, 2018 compared to the prior year period is primarily due to the reduced federal income tax rate, partially offset by a decrease in dividends received deduction.
The decrease in the effective tax rate for the six months ended June 30, 2018 compared to the prior year period is primarily due to the reduced federal income tax rate, partially offset by a decrease in dividends received deduction and a $20 million benefit in the first quarter of 2017 related to an out-of-period correction for a reversal of a tax reserve.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $18 million, net of federal benefit, which will expire beginning December 31, 2018.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $17 million as of both June 30, 2018 and December 31, 2017.
As of June 30, 2018 and December 31, 2017, the Company had $85 million and $76 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $65 million and $58 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2018 and December 31, 2017, respectively, would affect the effective tax rate.

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
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net increase of $1 million in interest and penalties for the three months and six months ended June 30, 2018, respectively. The Company recognized nil and a net increase of $1 million for the three months and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company had a payable of $9 million and $8 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the first quarter of 2018, the Company received cash settlements for final resolution of the 2008 through 2010 Internal Revenue Service (“IRS”) audits. The Company’s IRS audits are resolved through 2011. The Company’s 2012 and 2013 tax returns are at IRS appeals due to an unagreed issue. The IRS is currently auditing the Company’s U.S. income tax returns for 2014 and 2015. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2008 through 2016.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of June 30, 2018 and December 31, 2017, the estimated liability was $13 million and $14 million, respectively. As of both June 30, 2018 and December 31,
2017, the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
18.  Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Numerator:
Net income	$462	$393	$1,056	$796

Denominator:
Basic: Weighted-average common shares outstanding	147.0	155.1	148.2	156.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.0	2.4	2.3	2.5
Diluted: Weighted-average common shares outstanding	149.0	157.5	150.5	158.8

Earnings per share:
Basic	$3.14	$2.53	$7.13	$5.09
Diluted	$3.10	$2.50	$7.02	$5.01
The calculation of diluted earnings per share excludes the incremental effect of 1.1 million and 2.6 million options as of June 30, 2018 and June 30, 2017, respectively, due to their anti-dilutive effect.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2018	December 31, 2017
	(in millions)
Advice & Wealth Management	$13,592	$13,270
Asset Management	8,671	8,401
Annuities	94,997	98,276
Protection	17,738	18,039
Corporate & Other	8,270	9,494
Total assets	$143,268	$147,480

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$1,543	$1,376	$3,044	$2,697
Asset Management	755	747	1,533	1,472
Annuities	622	627	1,235	1,235
Protection	533	517	1,052	1,038
Corporate & Other	56	55	113	112
Less: Eliminations (1)(2)	362	345	719	692
Total segment adjusted operating net revenues	3,147	2,977	6,258	5,862
Net realized gains (losses)	5	21	11	38
Revenue attributable to CIEs	49	25	71	47
Market impact on IUL benefits, net	(10)	(3)	3	(2)
Market impact of hedges on investments	5	(8)	21	(7)
Total net revenues per consolidated statements of operations	$3,196	$3,012	$6,364	$5,938

(1)
Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2018 and 2017 in each segment as follows: Advice & Wealth Management ($247 million and $231 million, respectively); Asset Management ($12 million and $12 million, respectively); Annuities ($90 million and $87 million, respectively); Protection ($13 million and $15 million, respectively); and Corporate & Other (nil and nil, respectively).

(2)
Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2018 and 2017 in each segment as follows: Advice & Wealth Management ($487 million and $468 million, respectively); Asset Management ($24 million and $23 million, respectively); Annuities ($180 million and $171 million, respectively); Protection ($29 million and $30 million, respectively); and Corporate & Other ($(1) million and nil, respectively).

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$350	$291	$666	$539
Asset Management	183	176	378	326
Annuities	129	142	261	281
Protection	45	51	115	114
Corporate & Other	(65)	(76)	(121)	(156)
Total segment adjusted operating earnings	642	584	1,299	1,104
Net realized gains (losses)	5	20	11	36
Net income (loss) attributable to CIEs	—	1	—	2
Market impact on variable annuity guaranteed benefits, net	(80)	(80)	(85)	(143)
Market impact on IUL benefits, net	(20)	(6)	5	(6)
Market impact of hedges on investments	5	(8)	21	(7)
Integration and restructuring charges	(4)	—	(7)	—
Pretax income per consolidated statements of operations	$548	$511	$1,244	$986

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We are America’s leader in financial planning and a leading global financial institution with $890.9 billion in assets under management and administration as of June 30, 2018. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients.
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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Adjusted operating total net revenue growth of 6% to 8%,

•	Adjusted operating earnings per diluted share growth of 12% to 15%, and

•	Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to adjusted operating measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Total net revenues	$3,196	$3,012	$6,364	$5,938
Less: Revenue attributable to CIEs	49	25	71	47
Less: Net realized investment gains (losses)	5	21	11	38
Less: Market impact on indexed universal life benefits	(10)	(3)	3	(2)
Less: Market impact of hedges on investments	5	(8)	21	(7)
Adjusted operating total net revenues	$3,147	$2,977	$6,258	$5,862

	Three Months Ended June 30,		Per Diluted Share
			Three Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net income	$462	$393	$3.10	$2.50
Add: Integration/restructuring charges (1)	4	—	0.03	—
Add: Market impact on variable annuity guaranteed benefits (1)	80	80	0.53	0.51
Add: Market impact on indexed universal life benefits (1)	20	6	0.13	0.04
Add: Market impact of hedges on investments (1)	(5)	8	(0.03)	0.05
Less: Net realized investment gains (losses) (1)	5	20	0.03	0.13
Tax effect of adjustments (2)	(20)	(26)	(0.13)	(0.17)
Adjusted operating earnings	$536	$441	$3.60	$2.80

Weighted average common shares outstanding:
Basic	147.0	155.1
Diluted	149.0	157.5

AMERIPRISE FINANCIAL, INC.

	Six Months Ended June 30,		Per Diluted Share
			Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net income	$1,056	$796	$7.02	$5.01
Less: Net income (loss) attributable to CIEs	—	1	—	0.01
Add: Integration/restructuring charges (1)	7	—	0.05	—
Add: Market impact on variable annuity guaranteed benefits (1)	85	143	0.55	0.90
Add: Market impact on indexed universal life benefits (1)	(5)	6	(0.03)	0.04
Add: Market impact of hedges on investments (1)	(21)	7	(0.14)	0.05
Less: Net realized investment gains (losses) (1)	11	36	0.07	0.23
Tax effect of adjustments (2)	(12)	(42)	(0.08)	(0.26)
Adjusted operating earnings	$1,099	$873	$7.30	$5.50

Weighted average common shares outstanding:
Basic	148.2	156.3
Diluted	150.5	158.8
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21% in 2018 and 35% in 2017.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended June 30,
	2018	2017
	(in millions)
Net income	$1,740	$1,410
Less: Adjustments (1)	(89)	(132)
Adjusted operating earnings	$1,829	$1,542

Total Ameriprise Financial, Inc. shareholders’ equity	$6,004	$6,518
Less: AOCI, net of tax	131	390
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,873	6,128
Less: Equity impacts attributable to CIEs	1	1
Adjusted operating equity	$5,872	$6,127

Return on equity, excluding AOCI	29.6%	23.0%
Adjusted operating return on equity, excluding AOCI (2)	31.1%	25.2%

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

AMERIPRISE FINANCIAL, INC.

The Department of Labor (“DOL”) published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary and these regulations focused in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Tax qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. However, on March 15, 2018, the United States Court of Appeals for the Fifth Circuit issued a decision vacating the Department’s regulations in its entirety. The Fifth Circuit’s decision became effective when it issued its mandate on June 21, 2018. While the Department’s fiduciary regulation has been vacated, the SEC recently proposed its own fiduciary standard that would apply to recommendations made by financial advisors who work on a commission basis and would apply regardless of the type of account (IRA or non-qualified) an investor holds. Furthermore, several states have either issued their own fiduciary rules or are considering doing so and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The Certified Financial Planner Board has issued its own fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. Currently, Ameriprise has approximately 4,100 financial advisors that hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, we continue to exert significant efforts to evaluate and prepare to comply with each rule.
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
The following table presents detail regarding our AUM and AUA:

	June 30,		Change
	2018	2017
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$257.2	$221.1	$36.1	16%
Asset Management AUM	482.1	472.6	9.5	2
Corporate & Other AUM	—	0.3	(0.3)	NM
Eliminations	(28.7)	(24.5)	(4.2)	(17)
Total Assets Under Management	710.6	669.5	41.1	6
Total Assets Under Administration	180.3	165.2	15.1	9
Total AUM and AUA	$890.9	$834.7	$56.2	7%
NM Not Meaningful.

AMERIPRISE FINANCIAL, INC.

Total AUM increased $41.1 billion, or 6%, to $710.6 billion as of June 30, 2018 compared to $669.5 billion as of June 30, 2017 primarily due to a $36.1 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $9.5 billion increase in Asset Management AUM driven by market appreciation, partially offset by net outflows and retail fund distributions. See our segment results of operations discussion below for additional information on changes in our AUM.
Consolidated Results of Operations for the Three Months Ended June 30, 2018 and 2017
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$1,691	$1,568	$123	8%
Distribution fees	465	425	40	9
Net investment income	419	391	28	7
Premiums	357	348	9	3
Other revenues	284	292	(8)	(3)
Total revenues	3,216	3,024	192	6
Banking and deposit interest expense	20	12	8	67
Total net revenues	3,196	3,012	184	6
Expenses
Distribution expenses	902	831	71	9
Interest credited to fixed accounts	180	171	9	5
Benefits, claims, losses and settlement expenses	635	611	24	4
Amortization of deferred acquisition costs	63	69	(6)	(9)
Interest and debt expense	80	52	28	54
General and administrative expense	788	767	21	3
Total expenses	2,648	2,501	147	6
Pretax income	548	511	37	7
Income tax provision	86	118	(32)	(27)
Net income	$462	$393	$69	18%
Overall
Pretax income increased $37 million, or 7%, to $548 million for the three months ended June 30, 2018 compared to $511 million for the prior year period primarily reflecting equity market appreciation, wrap account net inflows and a positive impact from higher short-term interest rates, partially offset by the cumulative impact of asset management net outflows, a decrease in net realized investment gains and an increase in general and administrative expense.
Net Revenues
Net revenues increased $184 million, or 6%, to $3.2 billion for the three months ended June 30, 2018 compared to $3.0 billion for the prior year period.
Management and financial advice fees increased $123 million, or 8%, to $1.7 billion for the three months ended June 30, 2018 compared to $1.6 billion for the prior year period primarily due to an increase in AUM. Average AUM increased $45.9 billion, or 7%, compared to the prior year period primarily due to equity market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees increased $40 million, or 9%, to $465 million for the three months ended June 30, 2018 compared to $425 million for the prior year period primarily due to higher brokerage cash spread due to an increase in short-term interest rates and equity market appreciation.
Net investment income increased $28 million, or 7%, to $419 million for the three months ended June 30, 2018 compared to $391 million for the prior year period primarily due to a $23 million increase in net investment income from CIEs and a $13 million favorable change in the market impact of hedges on investments, partially offset by a $16 million decrease in net realized investment gains.
Expenses
Total expenses increased $147 million, or 6%, to $2.6 billion for the three months ended June 30, 2018 compared to $2.5 billion for the prior year period.

AMERIPRISE FINANCIAL, INC.

Distribution expenses increased $71 million, or 9%, to $902 million for the three months ended June 30, 2018 compared to $831 million for the prior year period reflecting higher advisor compensation due to equity market appreciation and wrap account net inflows, partially offset by asset management net outflows.
Benefits, claims, losses and settlement expenses increased $24 million, or 4%, to $635 million for the three months ended June 30, 2018 compared to $611 million for the prior year period primarily reflecting the following items:

•
A $13 million increase in auto and home expenses due to a 5% increase in auto policies in force and a higher non-catastrophe loss ratio, partially offset by lower catastrophe losses. Home policies in force decreased 12% compared to the prior year period reflecting the termination of one homeowner affinity partnership along with other actions.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $5 million for the three months ended June 30, 2018 compared to a benefit of $10 million for the prior year period.

•	A $7 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.
Interest and debt expense increased $28 million, or 54%, to $80 million for the three months ended June 30, 2018 compared to $52 million for the prior year period due to an increase in interest expense from CIEs.
General and administrative expense increased $21 million, or 3%, to $788 million for the three months ended June 30, 2018 compared to $767 million for the prior year period primarily due to expenses related to acquisitions and investments for business growth.
Income Taxes
Our effective tax rate was 15.7% for the three months ended June 30, 2018 compared to 23.1% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended June 30, 2018 and 2017
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2018	2017
	(in millions)
Advice & Wealth Management
Net revenues	$1,543	$1,376
Expenses	1,193	1,085
Adjusted operating earnings	$350	$291
Asset Management
Net revenues	$755	$747
Expenses	572	571
Adjusted operating earnings	$183	$176
Annuities
Net revenues	$622	$627
Expenses	493	485
Adjusted operating earnings	$129	$142
Protection
Net revenues	$533	$517
Expenses	488	466
Adjusted operating earnings	$45	$51
Corporate & Other
Net revenues	$56	$55
Expenses	121	131
Adjusted operating loss	$(65)	$(76)

AMERIPRISE FINANCIAL, INC.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2018	2017
	(in billions)
Beginning balance	$251.0	$212.9
Net flows	5.3	4.5
Market appreciation (depreciation) and other	2.4	4.9
Ending balance	$258.7	$222.3

Advisory wrap account assets ending balance (1)	$256.3	$220.2
Average advisory wrap account assets (2)	$252.5	$216.0

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $7.7 billion, or 3%, during the three months ended June 30, 2018 due to net inflows of $5.3 billion and market appreciation and other of $2.4 billion. Average advisory wrap account assets increased $36.5 billion, or 17%, compared to the prior year period reflecting net inflows and market appreciation.
The following table presents the changes in wrap account assets for the twelve months ended June 30:

	2018	2017
	(in billions)
Beginning balance	$222.3	$189.7
Inflows from acquisition (1)	0.7	—
Other net flows	21.4	14.5
Net flows	22.1	14.5
Market appreciation (depreciation) and other	14.3	18.1
Ending balance	$258.7	$222.3
(1) Inflows associated with the acquisition of Investment Professionals, Inc. (“IPI”).
Wrap account assets increased $36.4 billion, or 16%, from the prior year period primarily due to net inflows and market appreciation.
In July 2017, we completed our acquisition of IPI, an independent broker-dealer based in San Antonio, Texas specializing in the on-site delivery of investment programs for financial institutions, including banks and credit unions. The acquisition added 215 financial advisors and $8 billion in client assets (including $0.7 billion in assets under management and $7.3 billion in assets under administration).

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$878	$774	$104	13%
Distribution fees	562	507	55	11
Net investment income	73	58	15	26
Other revenues	50	49	1	2
Total revenues	1,563	1,388	175	13
Banking and deposit interest expense	20	12	8	67
Total net revenues	1,543	1,376	167	12
Expenses
Distribution expenses	876	789	87	11
Interest and debt expense	2	3	(1)	(33)
General and administrative expense	315	293	22	8
Total expenses	1,193	1,085	108	10
Adjusted operating earnings	$350	$291	$59	20%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $59 million, or 20%, to $350 million for the three months ended June 30, 2018 compared to $291 million for the prior year period reflecting wrap account net inflows, equity market appreciation and higher earnings on brokerage cash, partially offset by higher general and administrative expense. Pretax adjusted operating margin was 22.7% for the three months ended June 30, 2018 compared to 21.1% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $167 million, or 12%, to $1.5 billion for the three months ended June 30, 2018 compared to $1.4 billion for the prior year period. Adjusted operating net revenue per advisor increased to $156,000 for the three months ended June 30, 2018, up 9%, from $143,000 for the prior year period.
Management and financial fees increased $104 million, or 13%, to $878 million for the three months ended June 30, 2018 compared to $774 million for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $36.5 billion, or 17%, compared to the prior year period reflecting net inflows and equity market appreciation.
Distribution fees increased $55 million, or 11%, to $562 million for the three months ended June 30, 2018 compared to $507 million for the prior year period reflecting higher brokerage cash spread due to an increase in short-term interest rates, increased transactional activity and the IPI acquisition.
Net investment income increased $15 million, or 26%, to $73 million for the three months ended June 30, 2018 compared to $58 million for the prior year period primarily due to higher investment yields and an increase in invested balances.
Banking and deposit interest expense increased $8 million, or 67%, to $20 million for the three months ended June 30, 2018 compared to $12 million for the prior year period primarily due to higher client crediting rates on certificates.
Expenses
Total expenses increased $108 million, or 10%, to $1.2 billion for the three months ended June 30, 2018 compared to $1.1 billion for the prior year period.
Distribution expenses increased $87 million, or 11%, to $876 million for the three months ended June 30, 2018 compared to$789 million for the prior year period reflecting higher advisor compensation due to equity market appreciation and wrap account net inflows, increased transactional activity and the IPI acquisition.
General and administrative expense increased $22 million, or 8%, to $315 million for the three months ended June 30, 2018 compared to $293 million for the prior year period primarily due to higher volume-related expenses and investments for business growth, including new digital capabilities and the IPI acquisition.

AMERIPRISE FINANCIAL, INC.

Asset Management
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of June 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2018	2017
Domestic Equity	Equal weighted	1 year	46%	78%
		3 year	59%	72%
		5 year	66%	78%
	Asset weighted	1 year	50%	86%
		3 year	54%	75%
		5 year	78%	83%

International Equity	Equal weighted	1 year	80%	60%
		3 year	65%	60%
		5 year	75%	75%
	Asset weighted	1 year	57%	41%
		3 year	50%	48%
		5 year	61%	51%

Taxable Fixed Income	Equal weighted	1 year	63%	72%
		3 year	72%	72%
		5 year	76%	82%
	Asset weighted	1 year	74%	73%
		3 year	74%	82%
		5 year	82%	89%

Tax Exempt Fixed Income	Equal weighted	1 year	95%	53%
		3 year	84%	89%
		5 year	100%	100%
	Asset weighted	1 year	99%	38%
		3 year	91%	98%
		5 year	100%	100%

Asset Allocation Funds	Equal weighted	1 year	53%	54%
		3 year	62%	100%
		5 year	78%	78%
	Asset weighted	1 year	48%	47%
		3 year	50%	100%
		5 year	94%	92%

Number of funds with 4 or 5 Morningstar star ratings	Overall	54	54
	3 year	54	55
	5 year	50	46

Percent of funds with 4 or 5 Morningstar star ratings	Overall	51%	56%
	3 year	51%	57%
	5 year	51%	49%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	58%	65%
	3 year	50%	72%
	5 year	51%	56%
Mutual fund performance rankings are based on the performance of the Institutional Class for Columbia branded mutual funds. Only funds with Institutional Class shares are included.
Equal Weighted Rankings in Top 2 Quartiles: Counts the number of funds with above median ranking divided by the total number of funds. Asset size is not a factor.

AMERIPRISE FINANCIAL, INC.

Asset Weighted Rankings in Top 2 Quartiles: Sums the total assets of the funds with above median ranking divided by total assets of all funds. Funds with more assets will receive a greater share of the total percentage above or below median.

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2018	2017
Equity	Equal weighted	1 year	56%	54%
		3 year	65%	74%
		5 year	73%	65%
	Asset weighted	1 year	53%	65%
		3 year	74%	80%
		5 year	75%	54%

Fixed Income	Equal weighted	1 year	77%	76%
		3 year	72%	64%
		5 year	72%	72%
	Asset weighted	1 year	94%	85%
		3 year	90%	84%
		5 year	89%	80%

Allocation (Managed) Funds	Equal weighted	1 year	50%	67%
		3 year	88%	100%
		5 year	100%	83%
	Asset weighted	1 year	48%	44%
		3 year	99%	100%
		5 year	100%	92%
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
The following table presents global managed assets by type:

	June 30,		Change		Average (1)		Change
					Three Months Ended June 30,
	2018	2017			2018	2017
	(in billions)
Equity	$268.6	$257.7	$10.9	4%	$268.4	$255.3	$13.1	5%
Fixed income	169.1	176.3	(7.2)	(4)	170.4	177.2	(6.8)	(4)
Money market	6.1	5.5	0.6	11	6.1	5.9	0.2	3
Alternative	4.4	6.6	(2.2)	(33)	5.0	7.1	(2.1)	(30)
Hybrid and other	33.9	26.5	7.4	28	34.1	26.1	8.0	31
Total managed assets	$482.1	$472.6	$9.5	2%	$484.0	$471.6	$12.4	3%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in global managed assets:

	Three Months Ended June 30,
	2018	2017
	(in billions)
Global Retail Funds
Beginning assets	$282.1	$267.3
Inflows	13.7	12.3
Outflows	(14.6)	(15.2)
Net VP/VIT fund flows	(0.7)	(0.8)
Net new flows	(1.6)	(3.7)
Reinvested dividends	3.0	2.4
Net flows	1.4	(1.3)
Distributions	(3.5)	(2.8)
Market appreciation (depreciation) and other	5.0	8.0
Foreign currency translation (1)	(2.5)	1.7
Total ending assets	282.5	272.9

Global Institutional
Beginning assets	203.2	199.7
Inflows	5.8	5.9
Outflows	(8.9)	(13.3)
Net flows	(3.1)	(7.4)
Market appreciation (depreciation) and other (2)	4.2	3.9
Foreign currency translation (1)	(4.7)	3.5
Total ending assets	199.6	199.7
Total managed assets	$482.1	$472.6
Total net flows	$(1.7)	$(8.7)

Former Parent Company Related (3)
Retail net new flows	$(0.5)	$(0.8)
Institutional net new flows	(1.7)	(6.3)
Total net new flows	$(2.2)	$(7.1)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $0.5 billion and $0.4 billion for the total change in Affiliated General Account Assets during the three months ended June 30, 2018 and 2017, respectively.
(3) Former parent company related assets and net new flows are included in the rollforwards above.
In a referendum in June 2016, the United Kingdom (UK) voted to leave the European Union (EU), which caused volatility in capital and currency markets. Further, in March 2017 the UK invoked article 50 of the Treaty of Lisbon in serving its relevant notice to leave the European Union on March 30, 2019 and in March 2018 the terms of a transitional agreement, which is intended to be incorporated into the final version of the withdrawal agreement, were published, generally providing for very little change in the UK’s relationship with the EU until the end of 2020. The full impact of the British exit from the EU (commonly known as “Brexit”) remains uncertain and recent political developments regarding the terms of Brexit have created further uncertainty as to whether a transitional agreement will be implemented. This uncertainty may have a negative impact on our UK and European net flows and foreign currency translation if the British Pound weakens.
Total segment AUM decreased $3.2 billion, or 1%, during the three months ended June 30, 2018 driven by net outflows of $1.7 billion, retail fund distributions of $3.5 billion and a negative impact of foreign currency translation, partially offset by market appreciation. Net flows in the second quarter of 2018 reflect improved global retail flows and favorable rebalances in model portfolios. Institutional net outflows in the second quarter of 2018 included $1.7 billion of outflows from former parent-related assets and $1.1 billion of CLO redemptions.
In November 2017, we completed our acquisition of Lionstone Partners, LLC (“Lionstone Investments”), a leading national real estate

AMERIPRISE FINANCIAL, INC.

investment firm, specializing in investment strategies based upon proprietary analytics. This acquisition added $5.4 billion in assets under management.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$636	$624	$12	2%
Distribution fees	110	112	(2)	(2)
Net investment income	8	6	2	33
Other revenues	1	5	(4)	(80)
Total revenues	755	747	8	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	755	747	8	1
Expenses
Distribution expenses	241	246	(5)	(2)
Amortization of deferred acquisition costs	4	4	—	—
Interest and debt expense	6	6	—	—
General and administrative expense	321	315	6	2
Total expenses	572	571	1	—
Adjusted operating earnings	$183	$176	$7	4%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $7 million, or 4%, to $183 million for the three months ended June 30, 2018 compared to $176 million for the prior year period primarily due to equity market appreciation, partially offset by the cumulative impact of net outflows and lower CLO performance fees.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $8 million, or 1%, to $755 million for the three months ended June 30, 2018 compared to $747 million for the prior year period.
Management and financial advice fees increased $12 million, or 2%, to $636 million for the three months ended June 30, 2018 compared to $624 million for the prior year period driven by equity market appreciation and the acquisition of Lionstone Investments, partially offset by cumulative net outflows from former parent-related assets and higher fee yielding retail funds and a decrease in CLO performance fees. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 12% for the three months ended June 30, 2018 compared to the prior year period.
Expenses
Total expenses were essentially flat at $572 million for the three months ended June 30, 2018 compared to $571 million for the prior year period as lower distribution expenses were offset by higher general and administrative expense due to a $7 million increase related to the acquisition of Lionstone Investments.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$200	$195	$5	3%
Distribution fees	88	87	1	1
Net investment income	161	175	(14)	(8)
Premiums	27	33	(6)	(18)
Other revenues	146	137	9	7
Total revenues	622	627	(5)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	622	627	(5)	(1)
Expenses
Distribution expenses	113	107	6	6
Interest credited to fixed accounts	115	118	(3)	(3)
Benefits, claims, losses and settlement expenses	158	149	9	6
Amortization of deferred acquisition costs	49	48	1	2
Interest and debt expense	10	9	1	11
General and administrative expense	48	54	(6)	(11)
Total expenses	493	485	8	2
Adjusted operating earnings	$129	$142	$(13)	(9)%
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), decreased $13 million, or 9%, to $129 million for the three months ended June 30, 2018 compared to $142 million for the prior year period primarily due to lower investment income and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance, partially offset by equity market appreciation.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $7 million ($2 million for DAC, nil for DSIC and $5 million for insurance features in non-traditional long duration contracts) for the three months ended June 30, 2018 compared to a benefit of $17 million ($7 million for DAC, $2 million for DSIC and $8 million for insurance features in non-traditional long duration contracts) for the prior year period.
RiverSource variable annuity account balances increased 1% to $78.3 billion at June 30, 2018 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $3.5 billion. Variable annuity net outflows for the second quarter of 2018 were lower than the prior year period driven by a 16% increase in sales, as well as lower lapses.
RiverSource fixed deferred annuity account balances declined 7% to $9.0 billion at June 30, 2018 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed deferred annuity book is expected to gradually run off and earnings on our fixed deferred annuity business will trend down.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $5 million, or 1%, to $622 million for the three months ended June 30, 2018 compared to $627 million for the prior year period.
Net investment income, which excludes net realized investment gains or losses, decreased $14 million, or 8%, to $161 million for the three months ended June 30, 2018 compared to $175 million for the prior year period reflecting a decrease of approximately $9 million from lower invested assets due to fixed annuity net outflows and approximately $5 million from lower earned interest rates.

AMERIPRISE FINANCIAL, INC.

Other revenues increased $9 million, or 7%, to $146 million for the three months ended June 30, 2018 compared to $137 million for the prior year period reflecting an increase in variable annuity guaranteed benefit rider charges driven by higher average fee rates on variable annuity guarantee sales and sales in the prior year where the fees start on the first anniversary date.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $8 million, or 2%, to $493 million for the three months ended June 30, 2018 compared to $485 million for the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $9 million, or 6%, to $158 million for the three months ended June 30, 2018 compared to $149 million for the prior year period due to a $5 million decrease in the favorable impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance and a $7 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$13	$12	$1	8%
Distribution fees	25	23	2	9
Net investment income	87	82	5	6
Premiums	311	297	14	5
Other revenues	97	103	(6)	(6)
Total revenues	533	517	16	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	533	517	16	3
Expenses
Distribution expenses	19	16	3	19
Interest credited to fixed accounts	48	47	1	2
Benefits, claims, losses and settlement expenses	326	313	13	4
Amortization of deferred acquisition costs	27	29	(2)	(7)
Interest and debt expense	7	6	1	17
General and administrative expense	61	55	6	11
Total expenses	488	466	22	5
Adjusted operating earnings	$45	$51	$(6)	(12)%

AMERIPRISE FINANCIAL, INC.

Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $6 million, or 12%, to $45 million for the three months ended June 30, 2018 compared to $51 million for the prior year period primarily due to a $5 million decrease in life and health insurance earnings reflecting unfavorable life claims (net of reinsurance) and continued low interest rates. Total life and health insurance claims increased $2 million compared to the prior year period due to a $6 million increase in life claims partially offset by a $4 million decrease in DI claims.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and reinsurance accrual offset to the market impact on indexed universal life benefits, increased $16 million, or 3%, to $533 million for the three months ended June 30, 2018 compared to $517 million for the prior year period primarily due to a $14 million increase in premiums driven by higher auto policies in force.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $22 million, or 5%, to $488 million for the three months ended June 30, 2018 compared to $466 million for the prior year period.
Benefits, claims, losses and settlement expenses increased $13 million, or 4%, to $326 million for the three months ended June 30, 2018 compared to $313 million for the prior year period primarily due to a 5% increase in auto policies in force and a higher non-catastrophe loss ratio, partially offset by lower catastrophe losses. Catastrophe losses (net of the impact of reinsurance), which were higher than anticipated in both periods due to storms, were $40 million for the three months ended June 30, 2018 compared to $44 million for the prior year period. Our reinsurance program resulted in ceded losses of approximately $6 million for the three months ended June 30, 2018 compared to $32 million for the prior year period. The benefit from our catastrophe reinsurance program was lower as year-to-date catastrophe losses have not yet exceeded the applicable retention limits of our reinsurance arrangements.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Net investment income	$30	$29	$1	3%
Premiums	27	26	1	4
Other revenues	—	1	(1)	NM
Total revenues	57	56	1	2
Banking and deposit interest expense	1	1	—	—
Total net revenues	56	55	1	2
Expenses
Distribution expenses	(3)	(2)	(1)	(50)
Benefits, claims, losses and settlement expenses	65	62	3	5
Amortization of deferred acquisition costs	—	—	—	—
Interest and debt expense	6	6	—	—
General and administrative expense	53	65	(12)	(18)
Total expenses	121	131	(10)	(8)
Adjusted operating loss	$(65)	$(76)	$11	14%
NM Not Meaningful.

AMERIPRISE FINANCIAL, INC.

Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $11 million, or 14%, to $65 million for the three months ended June 30, 2018 compared to $76 million for the prior year period primarily due to a $12 million decrease in general and administrative expense reflecting a $5 million decline in DOL planning and implementation expenses and lower performance-based compensation.
Our Corporate & Other segment includes our closed block long term care (“LTC”) insurance, which had a pretax adjusted operating loss of $5 million for the three months ended June 30, 2018 compared to a loss of $3 million for the prior year period. Claims were in line with expected ranges for the second quarter of 2018.
Our LTC insurance has two distinct blocks. Our older generation nursing home indemnity LTC policies were written between 1989 and 1999 and represent half of our policies. As of June 30, 2018, this block had approximately $90 million in gross in-force annual premium and future policyholder benefits and claim reserves of $1.3 billion, net of reinsurance, which was 56% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 80 and the average attained age of policyholders on claim is 87. Fifty-four percent of the policies in this block have lifetime benefits.
Our second generation comprehensive reimbursement LTC polices were written from 1997 until 2002. This block has higher premiums per policy than the nursing home indemnity LTC policies. Thirty-eight percent of the policies in this block have lifetime benefits. The average attained age is 75 overall and the average age of those on claim is 84 for this block. As of June 30, 2018, this block had approximately $116 million in gross in-force annual premium and future policyholder benefits and claim reserves of $1.0 billion, net of reinsurance.
We utilize three primary levers to manage our LTC business. First, we have taken an active approach to steadily increasing rates since 2005, with cumulative rate increases of 138% on our nursing home indemnity LTC block and 63% on our comprehensive reimbursement LTC block. Second, we have a reserving process that reflects the policy features and risk characteristics of our blocks. GAAP reserves include approximately $120 million benefit from future rate actions, of which approximately 30% has been approved by regulators. We do not assume any future morbidity improvements nor do we assume any future mortality improvements when calculating our GAAP reserves. We believe that estimating a 5% mortality improvement would have a marginal impact to our LTC GAAP reserve. Our statutory reserves are approximately $400 million higher than our GAAP reserves and includes margins for key assumptions like morbidity and mortality, as well as $165 million in asset adequacy reserves. Lastly, we have prudently managed our investment portfolio by maintaining a liquid, investment grade portfolio that is currently in a net unrealized gain position. In the third quarter, we will complete our customary annual review of experience and update our assumptions in our loss recognition testing. Further discussion of our LTC business and review process of reserves is included in our 2017 10-K.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Six Months Ended June 30, 2018 and 2017
The following table presents our consolidated results of operations:

	Six Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$3,360	$3,055	$305	10%
Distribution fees	933	866	67	8
Net investment income	815	782	33	4
Premiums	700	687	13	2
Other revenues	592	570	22	4
Total revenues	6,400	5,960	440	7
Banking and deposit interest expense	36	22	14	64
Total net revenues	6,364	5,938	426	7
Expenses
Distribution expenses	1,807	1,654	153	9
Interest credited to fixed accounts	321	333	(12)	(4)
Benefits, claims, losses and settlement expenses	1,129	1,178	(49)	(4)
Amortization of deferred acquisition costs	155	141	14	10
Interest and debt expense	131	102	29	28
General and administrative expense	1,577	1,544	33	2
Total expenses	5,120	4,952	168	3
Pretax income	1,244	986	258	26
Income tax provision	188	190	(2)	(1)
Net income	$1,056	$796	$260	33%
Overall
Pretax income increased $258 million, or 26%, to $1.2 billion for the six months ended June 30, 2018 compared to $986 million for the prior year period primarily reflecting equity market appreciation, wrap account net inflows, a positive impact from higher short-term interest rates, a $28 million favorable change in the market impact of hedges on investments and a decrease in the unfavorable market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), partially offset by the cumulative impact of asset management net outflows, a $27 million decrease in net realized investment gains and an increase in general and administrative expense. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $85 million for the six months ended June 30, 2018 compared to an expense of $143 million for the prior year period.
Net Revenues
Net revenues increased $426 million, or 7%, to $6.4 billion for the six months ended June 30, 2018 compared to $5.9 billion for the prior year period.
Management and financial advice fees increased $305 million, or 10%, to $3.4 billion for the six months ended June 30, 2018 compared to $3.1 billion for the prior year period primarily due to an increase in AUM. Average AUM increased $61.7 billion, or 9%, compared to the prior year period primarily due to equity market appreciation, wrap account net inflows and a positive impact of foreign currency translation, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees increased $67 million, or 8%, to $933 million for the six months ended June 30, 2018 compared to $866 million for the prior year period primarily due to higher brokerage cash spread due to an increase in short-term interest rates and equity market appreciation, partially offset by a $30 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, which we completed during the first quarter of 2017.
Net investment income increased $33 million, or 4%, to $815 million for the six months ended June 30, 2018 compared to $782 million for the prior year period primarily due to a $24 million increase in net investment income from CIEs and a $28 million

AMERIPRISE FINANCIAL, INC.

favorable change in the market impact of hedges on investments, partially offset by a $27 million decrease in net realized investment gains.
Other revenues increased $22 million, or 4%, to $592 million for the six months ended June 30, 2018 compared to $570 million for the prior year period primarily due to a vendor credit of $14 million and an increase in variable annuity guaranteed benefit rider charges.
Expenses
Total expenses increased $168 million, or 3%, to $5.1 billion for the six months ended June 30, 2018 compared to $5.0 billion for the prior year period.
Distribution expenses increased $153 million, or 9%, to $1.8 billion for the six months ended June 30, 2018 compared to $1.7 billion for the prior year period reflecting higher advisor compensation due to equity market appreciation and wrap account net inflows, partially offset by asset management net outflows and a $16 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts.
Benefits, claims, losses and settlement expenses decreased $49 million, or 4%, to $1.1 billion for the six months ended June 30, 2018 compared to $1.2 billion for the prior year period primarily reflecting the following items:

•
An $83 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $11 million for the six months ended June 30, 2018 compared to an unfavorable impact of $72 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $12 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $38 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $30 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $4 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense in the first half of 2018 compared to the prior year period.

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit in the first half of 2018 compared to an expense in the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense in the first half of 2018 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

•	A $13 million increase in auto and home expenses due to a 5% increase in auto policies in force and a higher non-catastrophe loss ratio, partially offset by lower catastrophe losses.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $11 million for the six months ended June 30, 2018 compared to a benefit of $20 million for the prior year period.

•	A $13 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.
Interest and debt expense increased $29 million, or 28%, to $131 million for the six months ended June 30, 2018 compared to $102 million for the prior year period due to an increase in interest expense from CIEs.
General and administrative expense increased $33 million, or 2%, to $1.6 billion for the six months ended June 30, 2018 compared to $1.5 billion for the prior year period primarily due to expenses related to acquisitions, a $13 million negative foreign currency translation impact and investments for business growth, partially offset by a $12 million decline in DOL planning and implementation expenses and a $9 million expense in the prior year period related to the renegotiation of a vendor arrangement.
Income Taxes
Our effective tax rate was 15.2% for the six months ended June 30, 2018 compared to 19.3% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Six Months Ended June 30, 2018 and 2017
The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Advice & Wealth Management
Net revenues	$3,044	$2,697
Expenses	2,378	2,158
Adjusted operating earnings	$666	$539
Asset Management
Net revenues	$1,533	$1,472
Expenses	1,155	1,146
Adjusted operating earnings	$378	$326
Annuities
Net revenues	$1,235	$1,235
Expenses	974	954
Adjusted operating earnings	$261	$281
Protection
Net revenues	$1,052	$1,038
Expenses	937	924
Adjusted operating earnings	$115	$114
Corporate & Other
Net revenues	$113	$112
Expenses	234	268
Adjusted operating loss	$(121)	$(156)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2018	2017
	(in billions)
Beginning balance	$248.2	$201.1
Net flows	10.9	8.4
Market appreciation (depreciation) and other	(0.4)	12.8
Ending balance	$258.7	$222.3

Advisory wrap account assets ending balance (1)	$256.3	$220.2
Average advisory wrap account assets (2)	$251.4	$210.6

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $10.5 billion, or 4%, during the six months ended June 30, 2018 due to net inflows of $10.9 billion. Average advisory wrap account assets increased $40.8 billion, or 19%, compared to the prior year period reflecting net inflows and market appreciation.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$1,726	$1,497	$229	15%
Distribution fees	1,119	1,023	96	9
Net investment income	142	110	32	29
Other revenues	93	89	4	4
Total revenues	3,080	2,719	361	13
Banking and deposit interest expense	36	22	14	64
Total net revenues	3,044	2,697	347	13
Expenses
Distribution expenses	1,745	1,566	179	11
Interest and debt expense	5	5	—	—
General and administrative expense	628	587	41	7
Total expenses	2,378	2,158	220	10
Adjusted operating earnings	$666	$539	$127	24%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $127 million, or 24%, to $666 million for the six months ended June 30, 2018 compared to $539 million for the prior year period reflecting wrap account net inflows, equity market appreciation, higher earnings on brokerage cash and increased transactional activity, partially offset by higher general and administrative expense. Pretax adjusted operating margin was 21.9% for the six months ended June 30, 2018 compared to 20.0% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $347 million, or 13%, to $3.0 billion for the six months ended June 30, 2018 compared to $2.7 billion for the prior year period. Adjusted operating net revenue per advisor increased to $308,000 for the six months ended June 30, 2018, up 10%, from $280,000 for the prior year period.
Management and financial fees increased $229 million, or 15%, to $1.7 billion for the six months ended June 30, 2018 compared to $1.5 billion for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $40.8 billion, or 19%, compared to the prior year period reflecting net inflows and equity market appreciation.
Distribution fees increased $96 million, or 9%, to $1.1 billion for the six months ended June 30, 2018 compared to $1.0 billion for the prior year period reflecting higher brokerage cash spread due to an increase in short-term interest rates, increased transactional activity and the IPI acquisition, partially offset by a $30 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts.
Net investment income increased $32 million, or 29%, to $142 million for the six months ended June 30, 2018 compared to $110 million for the prior year period primarily due to higher investment yields and an increase in invested balances.
Banking and deposit interest expense increased $14 million, or 64%, to $36 million for the six months ended June 30, 2018 compared to $22 million for the prior year period due to higher client crediting rates on certificates, as well as higher average certificate balances due to net inflows.
Expenses
Total expenses increased $220 million, or 10%, to $2.4 billion for the six months ended June 30, 2018 compared to $2.2 billion for the prior year period.
Distribution expenses increased $179 million, or 11%, to $1.7 billion for the six months ended June 30, 2018 compared to $1.6 billion for the prior year period reflecting higher advisor compensation due to equity market appreciation and wrap account net inflows, increased transactional activity and the IPI acquisition, partially offset by a $16 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts.
General and administrative expense increased $41 million, or 7%, to $628 million for the six months ended June 30, 2018 compared to $587 million for the prior year period primarily due to the IPI acquisition, higher volume-related expenses and investments for business growth.

AMERIPRISE FINANCIAL, INC.

Asset Management
The following table presents global managed assets by type:

	June 30,		Change		Average(1)		Change
					Six Months Ended June 30,
	2018	2017			2018	2017
	(in billions)
Equity	$268.6	$257.7	$10.9	4%	$272.8	$250.5	$22.3	9%
Fixed income	169.1	176.3	(7.2)	(4)	171.7	177.2	(5.5)	(3)
Money market	6.1	5.5	0.6	11	5.9	5.9	—	—
Alternative	4.4	6.6	(2.2)	(33)	5.3	7.2	(1.9)	(26)
Hybrid and other	33.9	26.5	7.4	28	34.5	25.6	8.9	35
Total managed assets	$482.1	$472.6	$9.5	2%	$490.2	$466.4	$23.8	5%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Six Months Ended June 30,
	2018	2017
	(in billions)
Global Retail Funds
Beginning assets	$287.8	$259.9
Inflows	26.9	27.1
Outflows	(31.6)	(33.4)
Net VP/VIT fund flows	(1.4)	(1.8)
Net new flows	(6.1)	(8.1)
Reinvested dividends	3.5	2.8
Net flows	(2.6)	(5.3)
Distributions	(4.1)	(3.4)
Market appreciation (depreciation) and other	2.4	19.4
Foreign currency translation (1)	(1.0)	2.3
Total ending assets	282.5	272.9

Global Institutional
Beginning assets	206.8	194.5
Inflows	12.1	13.1
Outflows	(18.9)	(22.2)
Net flows	(6.8)	(9.1)
Market appreciation (depreciation) and other (2)	1.4	9.8
Foreign currency translation (1)	(1.8)	4.5
Total ending assets	199.6	199.7
Total managed assets	$482.1	$472.6
Total net flows	$(9.4)	$(14.4)

Former Parent Company Related (3)(4)
Retail net new flows	$(1.1)	$(1.7)
Institutional net new flows	(2.7)	(8.0)
Total net new flows	$(3.8)	$(9.7)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $(0.5) billion and nil for the total change in Affiliated General Account Assets during the six months ended June 30, 2018 and 2017, respectively.
(3) Former parent company related assets and net new flows are included in the rollforwards above.

AMERIPRISE FINANCIAL, INC.

(4) Prior period former parent company related net new flows were restated to include additional Former Parent Company net new flows that were previously not considered. The change was a decrease of $0.2 billion for the six months ended June 30, 2018.
Total segment AUM decreased $12.5 billion, or 3%, during the six months ended June 30, 2018 driven by net outflows of $9.4 billion, retail fund distributions of $4.1 billion and a negative impact of foreign currency translation, partially offset by market appreciation. Total segment AUM net outflows included $3.8 billion of outflows of former parent-related assets.
Global retail net outflows of $2.6 billion for the six months ended June 30, 2018 included $1.4 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and $1.1 billion of outflows from former parent-related assets.
Global institutional net outflows of $6.8 billion for the six months ended June 30, 2018 included $2.7 billion of outflows from former parent-related assets and $1.2 billion of CLO redemptions. Net outflows were elevated primarily from redemptions from institutional clients that were driven by shifts in asset allocation decisions away from equity and high yield products, as well as from an institutional client seeking liquidity.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$1,281	$1,221	$60	5%
Distribution fees	224	233	(9)	(4)
Net investment income	10	10	—	—
Other revenues	18	8	10	NM
Total revenues	1,533	1,472	61	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,533	1,472	61	4
Expenses
Distribution expenses	490	503	(13)	(3)
Amortization of deferred acquisition costs	7	8	(1)	(13)
Interest and debt expense	12	11	1	9
General and administrative expense	646	624	22	4
Total expenses	1,155	1,146	9	1
Adjusted operating earnings	$378	$326	$52	16%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $52 million, or 16%, to $378 million for the six months ended June 30, 2018 compared to $326 million for the prior year period primarily due to equity market appreciation and a $14 million vendor credit, partially offset by the cumulative impact of net outflows.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $61 million, or 4%, to $1.5 billion for the six months ended June 30, 2018 compared to the prior year period.
Management and financial advice fees increased $60 million, or 5%, to $1.3 billion for the six months ended June 30, 2018 compared to $1.2 billion for the prior year period driven by equity market appreciation, a $22 million positive foreign currency translation impact and the Lionstone Investments acquisition, partially offset by cumulative net outflows from former parent-related assets and higher fee yielding retail funds. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 15% for the six months ended June 30, 2018 compared to the prior year period.
Distribution fees decreased $9 million, or 4%, to $224 million for the six months ended June 30, 2018 compared to $233 million for the prior year period primarily due to asset management net outflows and an $11 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees in the first quarter of 2017, partially offset by equity market appreciation.
Other revenues increased $10 million to $18 million for the six months ended June 30, 2018 compared to $8 million for the prior year period due to a $14 million vendor credit related to the completion of our front, middle and back-office integration.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses increased $9 million, or 1%, to $1.2 billion for the six months ended June 30, 2018 compared to $1.1 billion for the prior year period due to higher general and administrative expense, partially offset by lower distribution expenses.
Distribution expenses decreased $13 million, or 3%, to $490 million for the six months ended June 30, 2018 compared to $503 million for the prior year period primarily due to asset management net outflows and an $11 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees in the first quarter of 2017, partially offset by equity market appreciation.
General and administrative expense increased $22 million, or 4%, to $646 million for the six months ended June 30, 2018 compared to $624 million for the prior year period reflecting a $13 million negative foreign currency translation impact, a $15 million increase related to the Lionstone Investments acquisition and investments in growth initiatives, partially offset by disciplined expense management.
Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$400	$386	$14	4%
Distribution fees	176	170	6	4
Net investment income	325	354	(29)	(8)
Premiums	51	60	(9)	(15)
Other revenues	283	265	18	7
Total revenues	1,235	1,235	—	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,235	1,235	—	—
Expenses
Distribution expenses	223	209	14	7
Interest credited to fixed accounts	228	236	(8)	(3)
Benefits, claims, losses and settlement expenses	308	292	16	5
Amortization of deferred acquisition costs	99	95	4	4
Interest and debt expense	19	17	2	12
General and administrative expense	97	105	(8)	(8)
Total expenses	974	954	20	2
Adjusted operating earnings	$261	$281	$(20)	(7)%
NM Not Meaningful.
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $20 million, or 7%, to $261 million for the six months ended June 30, 2018 compared to $281 million for the prior year period primarily due to lower investment income and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance, partially offset by equity market appreciation.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $13 million ($2 million for DAC, nil for DSIC and $11 million for insurance features in non-traditional long duration contracts) for the six months ended June 30, 2018 compared to a benefit of $35 million ($15 million for DAC, $4 million for DSIC and $16 million for insurance features in non-traditional long duration contracts) for the prior year period.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, were unchanged for the six months ended June 30, 2018 compared to the prior year period.
Management and financial advice fees increased $14 million, or 4%, to $400 million for the six months ended June 30, 2018 compared to $386 million for the prior year period due to higher fees on variable annuities driven by higher average separate account

AMERIPRISE FINANCIAL, INC.

balances. Average variable annuity account balances increased $3.2 billion, or 4%, from the prior year period due to equity market appreciation partially offset by net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $29 million, or 8%, to $325 million for the six months ended June 30, 2018 compared to $354 million for the prior year period reflecting a decrease of approximately $16 million from lower invested assets due to fixed annuity net outflows and approximately $13 million from lower earned interest rates.
Other revenues increased $18 million, or 7%, to $283 million for the six months ended June 30, 2018 compared to $265 million for the prior year period reflecting an increase in variable annuity guaranteed benefit rider charges driven by higher average fee rates on variable annuity guarantee sales and sales in the prior year where the fees start on the first anniversary date.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $20 million, or 2%, to $974 million for the six months ended June 30, 2018 compared to $954 million for the prior year period.
Distribution expenses increased $14 million, or 7%, to $223 million for the six months ended June 30, 2018 compared to $209 million for the prior year period primarily reflecting equity market appreciation.
Interest credited to fixed accounts decreased $8 million, or 3%, to $228 million for the six months ended June 30, 2018 compared to $236 million for the prior year period primarily due to lower average fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $16 million, or 5%, to $308 million for the six months ended June 30, 2018 compared to $292 million for the prior year period due to a $9 million decrease in the favorable impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance and a $13 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$27	$26	$1	4%
Distribution fees	49	47	2	4
Net investment income	171	167	4	2
Premiums	612	591	21	4
Other revenues	193	207	(14)	(7)
Total revenues	1,052	1,038	14	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,052	1,038	14	1
Expenses
Distribution expenses	35	33	2	6
Interest credited to fixed accounts	97	91	6	7
Benefits, claims, losses and settlement expenses	618	610	8	1
Amortization of deferred acquisition costs	52	57	(5)	(9)
Interest and debt expense	13	12	1	8
General and administrative expense	122	121	1	1
Total expenses	937	924	13	1
Adjusted operating earnings	$115	$114	$1	1%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), increased

AMERIPRISE FINANCIAL, INC.

$1 million, or 1%, to $115 million for the six months ended June 30, 2018 compared to $114 million for the prior year period as a benefit from lower auto and home losses was offset by the impact of the low interest rate environment.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $14 million, or 1%, to $1.1 billion for the six months ended June 30, 2018 compared to $1.0 billion for the prior year period.
Premiums increased $21 million, or 4%, to $612 million for the six months ended June 30, 2018 compared to $591 million for the prior year period primarily due to higher auto policies in force.
Other revenues decreased $14 million, or 7%, to $193 million for the six months ended June 30, 2018 compared to $207 million for the prior year period primarily due to higher cost of reinsurance for life insurance products.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $13 million, or 1%, to $937 million for the six months ended June 30, 2018 compared to $924 million for the prior year period.
Interest credited to fixed accounts increased $6 million, or 7%, to $97 million for the six months ended June 30, 2018 compared to $91 million for the prior year period primarily due to higher fixed account values associated with life insurance.
Benefits, claims, losses and settlement expenses increased $8 million, or 1%, to $618 million for the six months ended June 30, 2018 compared to $610 million for the prior year period primarily due to a 5% increase in auto policies in force and a higher non-catastrophe loss ratio, partially offset by lower catastrophe losses and life and health insurance claims. Life and health insurance claims decreased $5 million compared to the prior year period due to a $10 million decrease in DI claims, partially offset by a $5 million increase in life claims. Catastrophe losses (net of the impact of reinsurance), which were higher than anticipated in both periods due to storms, were $54 million for the six months ended June 30, 2018 compared to $69 million for the prior year period. Our reinsurance program resulted in ceded losses of approximately $9 million for the six months ended June 30, 2018 compared to $44 million for the prior year period. The benefit from our catastrophe reinsurance program was lower as year-to-date catastrophe losses have not yet exceeded the applicable retention limits of our reinsurance arrangements.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Net investment income	$60	$57	$3	5%
Premiums	53	53	—	—
Other revenues	2	3	(1)	(33)
Total revenues	115	113	2	2
Banking and deposit interest expense	2	1	1	NM
Total net revenues	113	112	1	1
Expenses
Distribution expenses	(5)	(5)	—	—
Benefits, claims, losses and settlement expenses	121	120	1	1
Amortization of deferred acquisition costs	—	—	—	—
Interest and debt expense	12	14	(2)	(14)
General and administrative expense	106	139	(33)	(24)
Total expenses	234	268	(34)	(13)
Adjusted operating loss	$(121)	$(156)	$35	22%
NM Not Meaningful.

AMERIPRISE FINANCIAL, INC.

Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $35 million, or 22%, to $121 million for the six months ended June 30, 2018 compared to $156 million for the prior year period primarily due to a $33 million decrease in general and administrative expense reflecting a $12 million decline in DOL planning and implementation expenses, lower performance-based compensation, lower project-related costs and a $9 million expense in the prior year period related to the renegotiation of a vendor arrangement.
Our LTC insurance had a pretax adjusted operating loss of $3 million for the six months ended June 30, 2018 compared to a loss of $2 million for the prior year period. For additional discussion on LTC insurance, see our Corporate & Other segment results of operations for the three months ended June 30, 2018.
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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities, certificate of deposits and commercial mortgage loans in our investment portfolio that may generate proceeds to reinvest through June 30, 2020 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $5.4 billion and 3.8%, respectively, as of June 30, 2018. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.0 billion and had a weighted average yield of 3.0% as of June 30, 2018. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2018 was approximately 3.1%.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2018:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(264)	$5	$(259)
DAC and DSIC amortization (2)(3)	(128)	—	(128)
Variable annuity riders:
GMDB and GMIB (3)	(31)	—	(31)
GMWB (3)(4)	(414)	252	(162)
GMAB	(19)	19	—
DAC and DSIC amortization (4)	N/A	N/A	(3)
Total variable annuity riders	(464)	271	(196)
Macro hedge program (5)	—	39	39
Indexed annuities	2	(2)	—
Certificates	3	(3)	—
Indexed universal life insurance	69	(58)	11
Total	$(782)	$252	$(533)

AMERIPRISE FINANCIAL, INC.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(55)	$—	$(55)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	799	(641)	158
GMAB	15	(11)	4
DAC and DSIC amortization (4)	N/A	N/A	(24)
Total variable annuity riders	814	(652)	138
Macro hedge program (5)	—	(2)	(2)
Indexed annuities	(2)	—	(2)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	81	—	81
Brokerage client cash balances	108	—	108
Certificates	7	—	7
Indexed universal life insurance	101	3	104
Total	$1,054	$(651)	$379
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, indexed annuities and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2018. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $303 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2018 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the six months ended June 30, 2018. At June 30, 2018 and December 31, 2017, we had $2.4 billion and $2.5 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $750 million that expires in October 2022. Under the terms of the credit agreement, we can increase this facility to $1 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2018, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at June 30, 2018.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of June 30, 2018 and December 31, 2017 was $51 million and $50 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $150 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities, as of both June 30, 2018 and December 31, 2017. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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

AMERIPRISE FINANCIAL, INC.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
RiverSource Life (1)(2)	$2,930	$2,451	N/A	$562
RiverSource Life of NY (1)(2)	247	269	N/A	36
IDS Property Casualty (1)(3)	775	781	$227	214
Ameriprise Insurance Company (1)(3)	49	48	3	3
ACC(4)(5)	392	365	370	343
Threadneedle Asset Management Holdings Sàrl (6)	525	426	179	170
Ameriprise National Trust Bank (7)	23	22	10	10
AFSI (3)(4)	152	63	#	#
Ameriprise Captive Insurance Company (3)	53	51	12	8
Ameriprise Trust Company (3)	32	31	28	27
AEIS (3)(4)	152	125	23	22
RiverSource Distributors, Inc. (3)(4)	13	12	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	18	16	#	#
Investment Professionals, Inc.	4	2	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2018 and December 31, 2017.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at June 30, 2018 represent calculations at December 31, 2017 of the rule based requirements, as specified by FCA regulations.

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
During the six months ended June 30, 2018, the parent holding company received cash dividends or a return of capital from its subsidiaries of $956 million (including $400 million from RiverSource Life) and contributed cash to its subsidiaries of $3 million. During the six months ended June 30, 2017, the parent holding company received cash dividends or a return of capital from its subsidiaries of $908 million (including $500 million from RiverSource Life) and contributed cash to its subsidiaries of $38 million.
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

AMERIPRISE FINANCIAL, INC.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $257 million and $250 million for the six months ended June 30, 2018 and 2017, respectively. On July 24, 2018, we announced a quarterly dividend of $0.90 per common share. The dividend will be paid on August 17, 2018 to our shareholders of record at the close of business on August 6, 2018.
In April 2017, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through June 30, 2019. As of June 30, 2018, we had $1.3 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2018, we repurchased a total of 5.3 million shares of our common stock at an average price of $149.91 per share.
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
Operating Activities
Net cash provided by operating activities decreased by $175 million to $561 million for the six months ended June 30, 2018 compared to $736 million for the prior year period primarily due to a $259 million decrease in cash from changes in brokerage deposits and higher net cash outflows related to derivatives, partially offset by a $122 million decrease in income taxes paid and a $217 million increase in cash from changes in other investments, net driven by proceeds from sales of certificates of deposit.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash provided by investing activities decreased $11 million to $216 million for the six months ended June 30, 2018 compared to $227 million for the prior year period primarily due to a $1.4 billion increase in cash used for purchases of Available-for-Sale securities, partially offset by a $564 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, a $125 million increase in proceeds from sales of Available-for-Sale securities and a $611 million decrease in purchases of investments by CIEs.
Financing Activities
Net cash used in financing activities increased $281 million to $1.1 billion for the six months ended June 30, 2018 compared to $866 million for the prior year period primarily due to $494 million increase in repayments of debt by CIEs, partially offset by a $222 million increase in net cash inflows related to investment certificates.
Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2017 10-K.
Off-Balance Sheet Arrangements
We provide asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds and other private funds, which are sponsored by us. We consolidate certain CLOs. We have determined that consolidation is not required for hedge funds, property funds and other private funds, which are sponsored by us. Our maximum exposure to loss with respect to our investment in these non-consolidated entities is limited to our carrying value. We have no obligation to provide further financial or other support to these investment entities nor have we provided any support to these investment entities. See Note 4 to our Consolidated Financial Statements for additional information on our arrangements with these investment entities.
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

AMERIPRISE FINANCIAL, INC.

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems (or other cybersecurity incidents), or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

AMERIPRISE FINANCIAL, INC.

•
general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the ongoing negotiations following the June 2016 UK referendum on membership in the European Union and the uncertain regulatory environment in the U.S. since the 2016 U.S. election), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2018.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2018:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2018
Share repurchase program (1)	584,592	$143.71	584,592	$1,613,697,376
Employee transactions (2)	24,676	$144.27	N/A	N/A

May 1 to May 31, 2018
Share repurchase program (1)	1,123,496	$138.34	1,123,496	$1,458,273,333
Employee transactions (2)	41,360	$139.96	N/A	N/A

June 1 to June 30, 2018
Share repurchase program (1)	1,119,482	$143.84	1,119,482	$1,297,247,549
Employee transactions (2)	60,814	$142.57	N/A	N/A

Totals
Share repurchase program (1)	2,827,570	$141.63	2,827,570
Employee transactions (2)	126,850	$142.05	N/A
	2,954,420		2,827,570
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
101*
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2018 and 2017; (iii) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (iv) Consolidated Statements of Equity for the six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	August 6, 2018	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	August 6, 2018	By:	/s/ David K. Stewart
David K. Stewart
Senior Vice President and Controller
(Principal Accounting Officer)