Form 10-Q
period 2018-09-30
AMERIPRISE FINANCIAL INC
filed 2018-11-05
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from_______________________to_______________________
Commission File No. 1-32525
AMERIPRISE FINANCIAL INC
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1099 Ameriprise Financial Center, Minneapolis, Minnesota	55474
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (612) 671-3131
Former name, former address and former fiscal year, if changed since last report:  Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2018
Common Stock (par value $.01 per share)	139,356,365 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,739	$1,639	$5,099	$4,694
Distribution fees	470	435	1,403	1,301
Net investment income	386	372	1,201	1,154
Premiums	363	348	1,063	1,035
Other revenues	358	232	950	802
Total revenues	3,316	3,026	9,716	8,986
Banking and deposit interest expense	24	12	60	34
Total net revenues	3,292	3,014	9,656	8,952
Expenses
Distribution expenses	920	850	2,727	2,504
Interest credited to fixed accounts	178	176	499	509
Benefits, claims, losses and settlement expenses	729	474	1,858	1,652
Amortization of deferred acquisition costs	25	48	180	189
Interest and debt expense	50	52	181	154
General and administrative expense	802	781	2,379	2,325
Total expenses	2,704	2,381	7,824	7,333
Pretax income	588	633	1,832	1,619
Income tax provision	85	126	273	316
Net income	$503	$507	$1,559	$1,303

Earnings per share
Basic	$3.48	$3.31	$10.61	$8.40
Diluted	$3.43	$3.26	$10.45	$8.27

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses recognized in net investment income	$—	$—	$—	$(1)
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income	$503	$507	$1,559	$1,303
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3)	16	(18)	46
Net unrealized gains (losses) on securities	(62)	(4)	(454)	60
Net unrealized gains (losses) on derivatives	—	1	—	2
Defined benefit plans	—	—	—	5
Other	—	—	—	(1)
Total other comprehensive income (loss), net of tax	(65)	13	(472)	112
Total comprehensive income	$438	$520	$1,087	$1,415
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017 (1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,389	$2,484
Cash of consolidated investment entities (“CIEs”)	89	136
Investments	35,610	35,925
Investments of consolidated investment entities, at fair value	1,310	2,131
Separate account assets	86,592	87,368
Receivables	6,042	5,762
Receivables of consolidated investment entities, at fair value	5	25
Deferred acquisition costs	2,832	2,676
Restricted and segregated cash and investments	2,493	3,147
Other assets	7,828	7,826
Other assets of consolidated investment entities, at fair value	1	—
Total assets	$145,191	$147,480

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,204	$29,904
Separate account liabilities	86,592	87,368
Customer deposits	10,758	10,303
Short-term borrowings	201	200
Long-term debt	2,870	2,891
Debt of consolidated investment entities, at fair value	1,370	2,206
Accounts payable and accrued expenses	1,867	1,975
Other liabilities	6,697	6,575
Other liabilities of consolidated investment entities, at fair value	14	63
Total liabilities	139,573	141,485
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 328,430,252 and 327,506,935 respectively)	3	3
Additional paid-in capital	8,214	8,085
Retained earnings	12,498	11,326
Treasury shares, at cost (188,610,627 and 180,872,271 shares, respectively)	(14,853)	(13,648)
Accumulated other comprehensive income (loss), net of tax	(244)	229
Total equity	5,618	5,995
Total liabilities and equity	$145,191	$147,480
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at January 1, 2017, previously reported	154,759,904	$3	$7,765	$10,351	$(12,027)	$200	$6,292
Cumulative effect of change in accounting policies	—	—	—	(3)	—	—	(3)
Balances at January 1, 2017, restated	154,759,904	3	7,765	10,348	(12,027)	200	6,289
Comprehensive income:
Net income	—	—	—	1,303	—	—	1,303
Other comprehensive income, net of tax	—	—	—	—	—	112	112
Total comprehensive income							1,415
Dividends to shareholders	—	—	—	(379)	—	—	(379)
Repurchase of common shares	(10,184,145)	—	—	—	(1,323)	—	(1,323)
Share-based compensation plans	3,761,769	—	252	—	52	—	304
Balances at September 30, 2017	148,337,528	$3	$8,017	$11,272	$(13,298)	$312	$6,306

Balances at January 1, 2018 (1)	146,634,664	$3	$8,085	$11,326	$(13,648)	$229	$5,995
Cumulative effect of change in accounting policies	—	—	—	1	—	(1)	—
Comprehensive income:
Net income	—	—	—	1,559	—	—	1,559
Other comprehensive loss, net of tax	—	—	—	—	—	(472)	(472)
Total comprehensive income							1,087
Dividends to shareholders	—	—	—	(388)	—	—	(388)
Repurchase of common shares	(8,526,715)	—	—	—	(1,265)	—	(1,265)
Share-based compensation plans	1,711,676	—	129	—	60	—	189
Balances at September 30, 2018	139,819,625	$3	$8,214	$12,498	$(14,853)	$(244)	$5,618
(1) Prior period retained earnings have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

AMERIPRISE FINANCIAL, INC.

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash Flows from Operating Activities
Net income	$1,559	$1,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	152	176
Deferred income tax expense (benefit)	8	(58)
Share-based compensation	105	91
Net realized investment (gains) losses	(16)	(37)
Net trading (gains) losses	(9)	(5)
Loss from equity method investments	44	41
Net (gains) losses of consolidated investment entities	(29)	3
Changes in operating assets and liabilities:
Restricted and segregated investments	349	1
Deferred acquisition costs	(61)	(31)
Other investments, net	(4)	(139)
Policyholder account balances, future policy benefits and claims, net	(523)	(353)
Derivatives, net of collateral	353	589
Receivables	(264)	(445)
Brokerage deposits	(488)	(47)
Accounts payable and accrued expenses	(98)	(19)
Other, net	31	109
Net cash provided by (used in) operating activities	1,109	1,179

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	412	335
Maturities, sinking fund payments and calls	5,127	3,583
Purchases	(6,463)	(3,722)
Proceeds from sales, maturities and repayments of mortgage loans	236	348
Funding of mortgage loans	(164)	(372)
Proceeds from sales, maturities and collections of other investments	607	211
Purchase of other investments	(538)	(351)
Purchase of investments by consolidated investment entities	(327)	(1,092)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	920	1,087
Purchase of land, buildings, equipment and software	(117)	(125)
Other, net	(42)	(8)
Net cash provided by (used in) investing activities	$(349)	$(106)
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$4,440	$3,595
Maturities, withdrawals and cash surrenders	(3,497)	(3,158)
Policyholder account balances:
Deposits and other additions	1,511	1,538
Net transfers from (to) separate accounts	(89)	(120)
Surrenders and other benefits	(1,406)	(1,413)
Cash paid for purchased options with deferred premiums	(182)	(187)
Cash received from purchased options with deferred premiums	161	42
Repayments of long-term debt	(9)	(8)
Dividends paid to shareholders	(380)	(368)
Repurchase of common shares	(1,192)	(1,161)
Exercise of stock options	2	13
Borrowings by consolidated investment entities	566	—
Repayments of debt by consolidated investment entities	(1,132)	(59)
Other, net	3	—
Net cash provided by (used in) financing activities	(1,204)	(1,286)
Effect of exchange rate changes on cash	(3)	32
Net increase (decrease) in cash, cash equivalents and restricted cash	(447)	(181)
Cash, cash equivalents and restricted cash at beginning of period	5,144	5,392
Cash, cash equivalents and restricted cash at end of period	$4,697	$5,211

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$154	$130
Interest paid by consolidated investment entities	90	65
Income taxes paid, net	295	387
Non-cash investing activity:
Partnership commitments not yet remitted	1	9

	September 30, 2018	December 31, 2017
	(in millions)

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,389	$2,484
Cash of consolidated investment entities	89	136
Restricted and segregated cash and investments	2,493	3,147
Less: Restricted and segregated investments	(274)	(623)
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$4,697	$5,144
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
On January 1, 2018, the Company retrospectively adopted the new accounting standard for revenue recognition. See Note 2 and Note 3 for further information on the new accounting standard and the Company’s revenue from contracts with customers. The following tables present the impact to the consolidated statements of operations for the prior periods presented:

	Three Months Ended September 30, 2017
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Management and financial advice fees	$1,626	$13	$1,639
Distribution fees	437	(2)	435
Net investment income	372	—	372
Premiums	348	—	348
Other revenues	210	22	232
Total revenues	2,993	33	3,026
Banking and deposit interest expense	12	—	12
Total net revenues	2,981	33	3,014
Expenses
Distribution expenses	850	—	850
Interest credited to fixed accounts	176	—	176
Benefits, claims, losses and settlement expenses	474	—	474
Amortization of deferred acquisition costs	48	—	48
Interest and debt expense	52	—	52
General and administrative expense	753	28	781
Total expenses	2,353	28	2,381
Pretax income	628	5	633
Income tax provision	125	1	126
Net income	$503	$4	$507

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Nine Months Ended September 30, 2017
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Management and financial advice fees	$4,669	$25	$4,694
Distribution fees	1,310	(9)	1,301
Net investment income	1,154	—	1,154
Premiums	1,035	—	1,035
Other revenues	733	69	802
Total revenues	8,901	85	8,986
Banking and deposit interest expense	34	—	34
Total net revenues	8,867	85	8,952
Expenses
Distribution expenses	2,505	(1)	2,504
Interest credited to fixed accounts	509	—	509
Benefits, claims, losses and settlement expenses	1,652	—	1,652
Amortization of deferred acquisition costs	189	—	189
Interest and debt expense	154	—	154
General and administrative expense	2,244	81	2,325
Total expenses	7,253	80	7,333
Pretax income	1,614	5	1,619
Income tax provision	315	1	316
Net income	$1,299	$4	$1,303

The impact to the consolidated balance sheet as of December 31, 2017 was a $10 million increase to total assets, a $13 million increase to total liabilities and a $3 million decrease to retained earnings.
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for revenue from contracts with customers. The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company adopted the revenue recognition guidance on a retrospective basis on January 1, 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the update did not have an impact on these revenues. The Company’s implementation efforts included the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The Company determined that certain payments received primarily related to franchise advisor fees should be presented as revenue rather than a reduction of expense. The adoption of the standard did not have other material impacts on the Company’s consolidated results of operations and financial condition. The impact of the change was an increase to revenues of $33 million and $85 million and an increase to expenses of $28 million and $80 million for the three months and nine months ended September 30, 2017, respectively. See Note 3 for new disclosures on revenue from contracts with customers.

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
Future Adoption of New Accounting Standards
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts. The guidance revises key elements of the measurement models and disclosure requirements for long-duration insurance contracts issued by insurers and reinsurers.
The guidance establishes a significant new category of benefit features called market risk benefits that protect the contract holder from other-than-nominal capital market risk and expose the insurer to that risk. Insurers will have to measure market risk benefits at fair value. Market risk benefits include variable annuity guaranteed benefits (i.e. guaranteed minimum death, withdrawal, withdrawal for life, accumulation and income benefits). The portion of the change in fair value attributable to a change in the instrument-specific credit risk of market risk benefits in a liability position will be recorded in other comprehensive income (“OCI”).
Significant changes also relate to the measurement of the liability for future policy benefits for nonparticipating traditional long-duration insurance contracts and immediate annuities with a life contingent feature include the following:

•
Insurers will be required to review and update the cash flow assumptions used to measure the liability for future policy benefits rather than using assumptions locked in at contract inception. The review of assumptions to measure the liability for all future policy benefits will be required annually at the same time each year, or more frequently if suggested by experience. The effect of updating assumptions will be measured on a retrospective catch-up basis and presented separate from the ongoing policyholder benefit expense in the statement of operations in the period the update is made. This new unlocking process will be required for the Company’s term and whole life insurance, disability income, long term care insurance and immediate annuities with a life contingent feature.

•
The discount rate used to measure the liability for future policy benefits will be standardized. The current requirement to use a discount rate reflecting expected investment yields will change to an upper-medium grade (low credit risk) fixed income corporate instrument yield (generally interpreted as an “A” rating) reflecting the duration characteristics of the liability. Entities will be required to update the discount rate at each reporting date with the effect of discount rate changes reflected in OCI.

•
The current premium deficiency test is being replaced with a net premium ratio cap of 100%. If the net premium ratio (i.e. the ratio of the present value of total expected benefits and related expenses to the present value of total expected premiums) exceeds 100%, insurers are required to recognize a loss in the statement of operations in the period. Contracts from different issue years will no longer be permitted to be grouped to determine contracts in a loss position.

In addition, the update requires deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) relating to all long-duration contracts and most investment contracts to be amortized on a straight-line basis over the expected life of the contract independent of profit emergence. Under the new guidance, interest will not accrue to the deferred balance and DAC and DSIC will not be subject to an impairment test.
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is effective for interim and annual periods beginning after December 15, 2020. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy of timing of transfers between levels of the fair value hierarchy, and 3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions that eliminate or modify disclosure requirements. The Company is currently evaluating the impact of the standard on its disclosures. The update does not have an impact on the Company’s consolidated results of operations or financial condition.
Compensation – Retirement Benefits – Defined Benefit Plans – General – Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB updated the accounting standards related to disclosures for sponsors of defined benefit plans. The update requires disclosure of the weighted-average interest crediting rate for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The update also eliminates the disclosure of the amounts in accumulated other comprehensive income (“AOCI”) expected to be recognized as components of net period benefit cost over the next fiscal year. The update is effective for annual periods ending after December 15, 2020, and should be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its disclosures. The update does not have an impact on the Company’s consolidated results of operations or financial condition.
Intangibles – Goodwill and Other – Internal-Use Software – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB updated the accounting standards related to customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. The update requires implementation costs for a CCA to be evaluated for capitalization using the same approach as implementation costs associated with internal-use software. The update also addresses presentation, measurement and impairment of capitalized implementation costs in a CCA that is a service contract. The update requires new disclosures on the nature of hosting arrangements that are service contracts, significant judgements made when applying the guidance and quantitative disclosures, including amounts capitalized, amortized and impaired. The update is effective for interim and annual periods beginning after December 15, 2019, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.
Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in OCI. The update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. The Company does not plan to reclassify the stranded tax effects in OCI. As such, the update will not have an impact on the Company’s consolidated results of operations and financial condition.
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
Receivables – Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB updated the accounting standards to shorten the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, premiums are generally amortized over the contractual life of the security. The amendments require the premium to be amortized to the earliest call date. The update applies to securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. The update is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.
Leases
In February 2016, the FASB updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard will require most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The Company discloses information related to operating lease arrangements within Note 23 of the 2017 10-K. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. Entities may elect to adopt the standard using a modified retrospective approach at either the beginning of the earliest period presented or as of the date of adoption. The Company plans to adopt the standard using a modified retrospective approach as of the date of adoption and is currently evaluating the impact of the standard on its consolidated results of operations and financial condition.

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
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended September 30, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$479	$—	$—	$—	$479	$—	$479
Institutional	—	125	—	—	—	125	—	125
Advisory fees	740	—	—	—	—	740	—	740
Financial planning fees	75	—	—	—	—	75	—	75
Transaction and other fees	87	48	15	2	—	152	—	152
Total management and financial advice fees	902	652	15	2	—	1,571	—	1,571

Distribution fees:
Mutual funds	182	64	—	—	—	246	—	246
Insurance and annuity	220	44	85	9	—	358	—	358
Other products	156	—	—	—	—	156	—	156
Total distribution fees	558	108	85	9	—	760	—	760

Other revenues	43	—	—	—	—	43	—	43
Total revenue from contracts with customers	1,503	760	100	11	—	2,374	—	2,374

Revenue from other sources (1)	85	12	528	600	49	1,274	26	1,300
Total segment gross revenues	1,588	772	628	611	49	3,648	26	3,674
Less: Banking and deposit interest expense	24	—	—	—	2	26	—	26
Total segment net revenues	1,564	772	628	611	47	3,622	26	3,648
Less: intersegment revenues	235	13	91	17	(2)	354	2	356
Total net revenues	$1,329	$759	$537	$594	$49	$3,268	$24	$3,292

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30, 2017
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$467	$—	$—	$—	$467	$—	$467
Institutional	—	140	—	—	—	140	—	140
Advisory fees	641	—	—	—	—	641	—	641
Financial planning fees	71	—	—	—	—	71	—	71
Transaction and other fees	89	51	14	3	—	157	—	157
Total management and financial advice fees	801	658	14	3	—	1,476	—	1,476

Distribution fees:
Mutual funds	186	68	—	—	—	254	—	254
Insurance and annuity	212	43	82	10	—	347	—	347
Other products	120	—	—	—	—	120	—	120
Total distribution fees	518	111	82	10	—	721	—	721

Other revenues	36	—	—	—	—	36	—	36
Total revenue from contracts with customers	1,355	769	96	13	—	2,233	—	2,233

Revenue from other sources (1)	67	15	530	465	51	1,128	18	1,146
Total segment gross revenues	1,422	784	626	478	51	3,361	18	3,379
Less: Banking and deposit interest expense	12	—	—	—	1	13	—	13
Total segment net revenues	1,410	784	626	478	50	3,348	18	3,366
Less: intersegment revenues	233	12	88	16	(1)	348	4	352
Total net revenues	$1,177	$772	$538	$462	$51	$3,000	$14	$3,014

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Nine Months Ended September 30, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,431	$—	$—	$—	$1,431	$—	$1,431
Institutional	—	345	—	—	—	345	—	345
Advisory fees	2,137	—	—	—	—	2,137	—	2,137
Financial planning fees	223	—	—	—	—	223	—	223
Transaction and other fees	268	144	44	6	—	462	—	462
Total management and financial advice fees	2,628	1,920	44	6	—	4,598	—	4,598

Distribution fees:
Mutual funds	556	201	—	—	—	757	—	757
Insurance and annuity	673	131	253	27	—	1,084	—	1,084
Other products	448	—	—	—	—	448	—	448
Total distribution fees	1,677	332	253	27	—	2,289	—	2,289

Other revenues	131	2	—	—	—	133	—	133
Total revenue from contracts with customers	4,436	2,254	297	33	—	7,020	—	7,020

Revenue from other sources (1)	232	51	1,566	1,630	164	3,643	142	3,785
Total segment gross revenues	4,668	2,305	1,863	1,663	164	10,663	142	10,805
Less: Banking and deposit interest expense	60	—	—	—	4	64	—	64
Total segment net revenues	4,608	2,305	1,863	1,663	160	10,599	142	10,741
Less: intersegment revenues	722	37	271	46	(3)	1,073	12	1,085
Total net revenues	$3,886	$2,268	$1,592	$1,617	$163	$9,526	$130	$9,656

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Nine Months Ended September 30, 2017
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,367	$—	$—	$—	$1,367	$—	$1,367
Institutional	—	347	—	—	—	347	—	347
Advisory fees	1,817	—	—	—	—	1,817	—	1,817
Financial planning fees	210	—	—	—	—	210	—	210
Transaction and other fees	271	155	42	6	—	474	—	474
Total management and financial advice fees	2,298	1,869	42	6	—	4,215	—	4,215

Distribution fees:
Mutual funds	572	219	—	—	—	791	—	791
Insurance and annuity	621	125	242	25	—	1,013	—	1,013
Other products	348	—	—	—	—	348	—	348
Total distribution fees	1,541	344	242	25	—	2,152	—	2,152

Other revenues	119	1	—	—	—	120	—	120
Total revenue from contracts with customers	3,958	2,214	284	31	—	6,487	—	6,487

Revenue from other sources (1)	183	42	1,577	1,485	164	3,451	102	3,553
Total segment gross revenues	4,141	2,256	1,861	1,516	164	9,938	102	10,040
Less: Banking and deposit interest expense	34	—	—	—	2	36	—	36
Total segment net revenues	4,107	2,256	1,861	1,516	162	9,902	102	10,004
Less: intersegment revenues	701	35	259	46	(1)	1,040	12	1,052
Total net revenues	$3,406	$2,221	$1,602	$1,470	$163	$8,862	$90	$8,952
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $128 million and $134 million as of September 30, 2018 and December 31, 2017, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets, and were $105 million and $109 million as of September 30, 2018 and December 31, 2017, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $16 million and nil as of September 30, 2018 and December 31, 2017, respectively.
The Company earns revenue for providing trade execution services to franchise advisors. The trade execution performance obligation is satisfied at the time of each trade and the revenue is primarily earned based on a fixed fee per trade. These fees are invoiced and collected on a semi-monthly basis.
Distribution Fees
Mutual Funds and Insurance and Annuity Products
The Company earns revenue for selling affiliated and unaffiliated mutual funds, fixed and variable annuities and insurance products. The performance obligation is satisfied at the time of each individual sale. A portion of the revenue is based on a fixed rate applied, as a percentage, to amounts invested at the time of sale. The remaining revenue is recognized over the time the client owns the investment or holds the contract and is generally earned based on a fixed rate applied, as a percentage, to the net asset value of the fund, or the value of the insurance policy or annuity contract. The ongoing revenue is not recognized at the time of sale because it is

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

variably constrained due to factors outside the Company’s control including market volatility and client behavior (such as how long clients hold their investment, insurance policy or annuity contract). The revenue will not be recognized until it is probable that a significant reversal will not occur.
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
Intellectual property and software licenses, along with compliance supervision, insurance coverage, and technology services and support are primarily earned based on a monthly fixed fee. These services are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. The consulting and other services performance obligations are satisfied as the services are delivered and revenue is earned based upon the level of service requested. Prior to the implementation of the revenue recognition standard, fees received from the advisors for software licenses, compliance supervision, technology services and support, consulting, and other services were recorded as a reduction to the Company’s expenses to provide the services and totaled $26 million and $24 million for the three months ended September 30, 2018 and 2017, respectively, and $79 million and $75 million for the nine months ended September 30, 2018 and 2017, respectively.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $670 million and $657 million as of September 30, 2018 and December 31, 2017, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $7 million and $6 million as of September 30, 2018 and December 31, 2017, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The carrying value of the Company’s investment in property funds is reflected in other investments and was $24 million as of both September 30, 2018 and December 31, 2017.
Hedge Funds and other Private Funds
The Company has determined that consolidation is not required for hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $7 million as of both September 30, 2018 and December 31, 2017.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $70 million and $25 million as of September 30, 2018 and December 31, 2017, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $364 million and $408 million as of September 30, 2018 and December 31, 2017, respectively. The Company had a $57 million and a $97 million liability recorded as of September 30, 2018 and December 31, 2017, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$9	$—	$9
Common stocks	5	1	6	12
Other investments	4	—	—	4
Syndicated loans	—	1,164	121	1,285
Total investments	9	1,174	127	1,310
Receivables	—	5	—	5
Other assets	—	1	—	1
Total assets at fair value	$9	$1,180	$127	$1,316

Liabilities
Debt (1)	$—	$1,370	$—	$1,370
Other liabilities	—	14	—	14
Total liabilities at fair value	$—	$1,384	$—	$1,384

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$27	$—	$27
Common stocks	18	8	4	30
Other investments	5	—	—	5
Syndicated loans	—	1,889	180	2,069
Total investments	23	1,924	184	2,131
Receivables	—	25	—	25
Total assets at fair value	$23	$1,949	$184	$2,156

Liabilities
Debt (1)	$—	$2,206	$—	$2,206
Other liabilities	—	63	—	63
Total liabilities at fair value	$—	$2,269	$—	$2,269

(1)
The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.3 billion and $2.2 billion as of September 30, 2018 and December 31, 2017, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks		Syndicated Loans
	(in millions)
Balance, July 1, 2018	$4		$111
Total gains (losses) included in:
Net income	2	(1)	1	(1)
Purchases	—		9
Sales	—		(3)
Settlements	—		(10)
Transfers into Level 3	—		52
Transfers out of Level 3	—		(39)
Balance, September 30, 2018	$6		$121
Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2018	$2	(1)	$—

	Common Stocks		Syndicated Loans
	(in millions)
Balance, July 1, 2017	$7		$185
Total gains (losses) included in:
Net income	1	(1)	(1)	(1)
Purchases	—		6
Sales	—		(12)
Settlements	—		(3)
Transfers into Level 3	—		84
Transfers out of Level 3	(4)		(77)
Balance, September 30, 2017	$4		$182
Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2017	$1	(1)	$—

	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2018	$4		$180
Total gains (losses) included in:
Net income	6	(1)	2	(1)
Purchases	—		51
Sales	(4)		(39)
Settlements	—		(40)
Transfers into Level 3	4		130
Transfers out of Level 3	(4)		(163)
Balance, September 30, 2018	$6		$121
Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2018	$4	(1)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Corporate Debt Securities	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2017	$—	$5		$254
Total gains (losses) included in:
Net income	—	1	(1)	—
Purchases	—	3		133
Sales	(2)	(1)		(27)
Settlements	—	—		(56)
Transfers into Level 3	2	2		197
Transfers out of Level 3	—	(6)		(319)
Balance, September 30, 2017	$—	$4		$182
Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2017	$—	$1	(1)	$(2)	(1)
(1) Included in net investment income in the Consolidated Statements of Operations.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Transfers out of Level 3 for the nine months ended September 30, 2018 included $2 million of common stock and $24 million of syndicated loans related to the deconsolidation of a CLO. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.
All Level 3 measurements as of September 30, 2018 and December 31, 2017 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2018	December 31, 2017
	(in millions)
Syndicated loans
Unpaid principal balance	$1,307	$2,140
Excess unpaid principal over fair value	(22)	(71)
Fair value	$1,285	$2,069
Fair value of loans more than 90 days past due	$—	$24
Fair value of loans in nonaccrual status	—	24
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	3	35

Debt
Unpaid principal balance	$1,513	$2,340
Excess unpaid principal over fair value	(143)	(134)
Carrying value (1)	$1,370	$2,206

(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.3 billion and $2.2 billion as of September 30, 2018 and December 31, 2017, respectively.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $5 million and $(1) million for the three months ended September 30, 2018 and 2017, respectively.
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $29 million and $(3) million for the nine months ended September 30, 2018 and 2017, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
Debt of consolidated CLOs due 2025-2030	$1,370	$2,206	3.5%	2.8%

The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 11.0%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2018	December 31, 2017
	(in millions)
Available-for-Sale securities, at fair value	$30,840	$30,927
Mortgage loans, net	2,684	2,756
Policy and certificate loans	854	845
Other investments	1,232	1,397
Total	$35,610	$35,925

Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans and held-to-maturity certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days but less than 12 months. As of January 1, 2018, marketable equity securities were reclassified from Available-for-Sale securities to other investments due to the adoption of a new accounting standard on the recognition and measurement of financial instruments. The carrying value of held-to-maturity certificates of deposit was nil and $205 million as of September 30, 2018 and December 31, 2017, respectively, which approximates fair value due to the short time between the purchase of the instrument and its expected realization.
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Investment income on fixed maturities	$339	$340	$1,002	$1,012
Net realized gains (losses)	4	(3)	15	35
Affordable housing partnerships	(24)	(17)	(49)	(42)
Other	43	26	132	70
Consolidated investment entities	24	26	101	79
Total	$386	$372	$1,201	$1,154

Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,880	$658	$(147)	$14,391	$—
Residential mortgage backed securities	6,310	27	(112)	6,225	—
Commercial mortgage backed securities	4,713	16	(134)	4,595	—
Asset backed securities	1,459	30	(12)	1,477	2
State and municipal obligations	2,190	183	(14)	2,359	—
U.S. government and agencies obligations	1,495	—	—	1,495	—
Foreign government bonds and obligations	296	10	(8)	298	—
Total	$30,343	$924	$(427)	$30,840	$2

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,976	$1,131	$(32)	$15,075	$—
Residential mortgage backed securities	6,585	63	(37)	6,611	—
Commercial mortgage backed securities	4,362	48	(36)	4,374	—
Asset backed securities	1,549	36	(5)	1,580	1
State and municipal obligations	2,215	259	(11)	2,463	—
U.S. government and agencies obligations	502	1	—	503	—
Foreign government bonds and obligations	298	20	(4)	314	—
Common stocks	5	3	(1)	7	—
Total	$29,492	$1,561	$(126)	$30,927	$1

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of September 30, 2018 and December 31, 2017, investment securities with a fair value of $1.9 billion and $1.7 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $1.0 billion and $803 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of September 30, 2018 and December 31, 2017, fixed maturity securities comprised approximately 87% and 86%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2018 and December 31, 2017, the Company’s internal analysts rated $823 million and $979 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$12,764	$12,551	41%	$11,293	$11,331	37%
AA	1,659	1,801	6	1,898	2,114	7
A	4,158	4,394	14	4,760	5,243	17
BBB	10,807	11,140	36	10,317	10,989	35
Below investment grade (1)	955	954	3	1,219	1,243	4
Total fixed maturities	$30,343	$30,840	100%	$29,487	$30,920	100%

(1)
The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $7 million and $9 million, respectively, at September 30, 2018, and $6 million and $7 million, respectively, at December 31, 2017. These securities are not rated but are included in below investment grade due to their risk characteristics.

As of September 30, 2018 and December 31, 2017, approximately 35% and 37%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	366	$5,808	$(105)	79	$840	$(42)	445	$6,648	$(147)
Residential mortgage backed securities	177	3,137	(48)	145	1,675	(64)	322	4,812	(112)
Commercial mortgage backed securities	116	1,987	(61)	85	1,245	(73)	201	3,232	(134)
Asset backed securities	49	722	(7)	24	206	(5)	73	928	(12)
State and municipal obligations	165	391	(7)	80	214	(7)	245	605	(14)
Foreign government bonds and obligations	15	53	(3)	14	17	(5)	29	70	(8)
Total	888	$12,098	$(231)	427	$4,197	$(196)	1,315	$16,295	$(427)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	150	$1,791	$(8)	70	$740	$(24)	220	$2,531	$(32)
Residential mortgage backed securities	102	1,772	(11)	130	1,467	(26)	232	3,239	(37)
Commercial mortgage backed securities	67	1,178	(12)	58	783	(24)	125	1,961	(36)
Asset backed securities	36	424	(2)	26	187	(3)	62	611	(5)
State and municipal obligations	76	141	(1)	34	180	(10)	110	321	(11)
Foreign government bonds and obligations	3	6	—	15	23	(4)	18	29	(4)
Common stocks	—	—	—	4	1	(1)	4	1	(1)
Total	434	$5,312	$(34)	337	$3,381	$(92)	771	$8,693	$(126)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to an increase in interest rates as well as slightly wider credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Beginning balance	$—	$2	$2	$69
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	—	1
Reductions for securities sold during the period (realized)	—	—	—	(68)
Ending balance	$—	$2	$2	$2

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Gross realized investment gains	$4	$6	$15	$50
Gross realized investment losses	—	(2)	(1)	(6)
Other-than-temporary impairments	—	—	—	(1)
Total	$4	$4	$14	$43

Other-than-temporary impairments for the nine months ended September 30, 2017 primarily related to credit losses on asset backed securities.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of September 30, 2018 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$3,251	$3,265
Due after one year through five years	6,187	6,192
Due after five years through 10 years	3,912	3,882
Due after 10 years	4,511	5,204
	17,861	18,543
Residential mortgage backed securities	6,310	6,225
Commercial mortgage backed securities	4,713	4,595
Asset backed securities	1,459	1,477
Total	$30,343	$30,840

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Commercial Mortgage Loans and Syndicated Loans
The following table presents a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2018	2017
	(in millions)
Beginning balance	$26	$29
Charge-offs	(2)	—
Provisions	—	(1)
Ending balance	$24	$28

Individually evaluated for impairment	$—	$3
Collectively evaluated for impairment	24	25

The recorded investment in financing receivables by impairment method was as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Individually evaluated for impairment	$16	$17
Collectively evaluated for impairment	3,227	3,258
Total	$3,243	$3,275

As of September 30, 2018 and December 31, 2017, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $16 million and $17 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the three months ended September 30, 2018 and 2017, the Company purchased $36 million and $18 million, respectively, of syndicated loans, and sold $13 million and $12 million, respectively, of syndicated loans. During the nine months ended September 30, 2018 and 2017, the Company purchased $181 million and $154 million, respectively, of syndicated loans, and sold $49 million and $16 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Loans to Financial Advisors
As of September 30, 2018 and December 31, 2017, principal amounts outstanding for advisor loans were $537 million and $509 million, respectively, and allowance for loan losses were $24 million and $23 million, respectively. The allowance for loan losses related to loans to financial advisors is not included in the table disclosures above. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with the Company was $18 million and $19 million as of September 30, 2018 and December 31, 2017, respectively. The allowance for loan losses on these loans was $12 million as of both September 30, 2018 and December 31, 2017.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $15 million and $19 million as of September 30, 2018 and December 31, 2017, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both September 30, 2018 and December 31, 2017. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
East North Central	$213	$215	8%	8%
East South Central	96	90	4	3
Middle Atlantic	188	192	7	7
Mountain	240	256	9	9
New England	63	74	2	3
Pacific	806	812	30	29
South Atlantic	735	768	27	28
West North Central	222	235	8	8
West South Central	140	133	5	5
	2,703	2,775	100%	100%
Less: allowance for loan losses	19	19
Total	$2,684	$2,756

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
Apartments	$602	$566	22%	20%
Hotel	44	40	2	1
Industrial	452	476	17	17
Mixed use	47	44	2	2
Office	441	492	16	18
Retail	900	937	33	34
Other	217	220	8	8
	2,703	2,775	100%	100%
Less: allowance for loan losses	19	19
Total	$2,684	$2,756

Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2018 and December 31, 2017 was $540 million and $498 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of September 30, 2018 and December 31, 2017 were $1 million and $5 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both September 30, 2018 and December 31, 2017. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2018 and 2017. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management updated market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC in the third quarter of 2018 primarily reflected updated mortality assumptions on universal life (“UL”) and variable universal life (“VUL”) insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking to DAC in the third quarter of 2017 primarily reflected improved persistency and mortality on UL and VUL insurance products and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation.
The balances of and changes in DAC were as follows:

	2018	2017
	(in millions)
Balance at January 1	$2,676	$2,648
Capitalization of acquisition costs	241	220
Amortization, excluding the impact of valuation assumptions review	(213)	(201)
Amortization, impact of valuation assumptions review	33	12
Impact of change in net unrealized (gains) losses on securities	95	(18)
Balance at September 30	$2,832	$2,661

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2018	2017
	(in millions)
Balance at January 1	$276	$302
Capitalization of sales inducement costs	2	3
Amortization, excluding the impact of valuation assumptions review	(26)	(26)
Amortization, impact of valuation assumptions review	—	(1)
Impact of change in net unrealized (gains) losses on securities	16	1
Balance at September 30	$268	$279

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

8.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2018		December 31, 2017
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,499		$9,934
Variable annuity fixed sub-accounts	5,127		5,166
VUL/UL insurance	3,057		3,047
Indexed universal life (“IUL”) insurance	1,649		1,384
Other life insurance	689		720
Total policyholder account balances	20,021		20,251

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	(125)	(2)	463
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(83)	(3)	(80)	(3)
Other annuity liabilities	26		78
Fixed annuity life contingent liabilities	1,464		1,484
Life and disability income insurance	1,219		1,221
Long term care insurance	4,997		4,896
VUL/UL and other life insurance additional liabilities	807		688
Total future policy benefits	8,305		8,750
Policy claims and other policyholders’ funds	878		903
Total policyholder account balances, future policy benefits and claims	$29,204		$29,904

(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.
(2) Includes the fair value of GMWB embedded derivatives that was a net asset as of September 30, 2018 reported as a contra liability.
(3) Includes the fair value of GMAB embedded derivatives that was a net asset as of both September 30, 2018 and December 31, 2017 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Variable annuity	$74,317	$75,174
VUL insurance	7,338	7,352
Other insurance	33	34
Threadneedle investment liabilities	4,904	4,808
Total	$86,592	$87,368

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2018				December 31, 2017
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$61,379	$59,441	$12	67	$61,418	$59,461	$9	66
Five/six-year reset	8,504	5,781	11	66	8,870	6,149	12	66
One-year ratchet	6,215	5,864	19	69	6,548	6,187	11	69
Five-year ratchet	1,471	1,416	1	65	1,563	1,506	1	65
Other	1,126	1,107	63	72	1,099	1,075	50	72
Total — GMDB	$78,695	$73,609	$106	67	$79,498	$74,378	$83	66

GGU death benefit	$1,105	$1,055	$129	70	$1,118	$1,067	$133	70

GMIB	$208	$192	$7	69	$233	$216	$7	69

GMWB:
GMWB	$2,252	$2,245	$1	72	$2,508	$2,500	$1	71
GMWB for life	44,871	44,776	217	68	44,375	44,259	129	67
Total — GMWB	$47,123	$47,021	$218	68	$46,883	$46,759	$130	67

GMAB	$2,762	$2,758	$—	59	$3,086	$3,083	$—	59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2018		December 31, 2017
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,499	66	$6,460	65

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	3	—	(478)	(49)	59
Paid claims	(3)	(1)	—	—	(22)
Balance at September 30, 2017	$16	$7	$539	$(73)	$471

Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	5	—	(588)	(3)	171
Paid claims	(4)	—	—	—	(19)
Balance at September 30, 2018	$18	$6	$(125)	$(83)	$641

(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2018	December 31, 2017
	(in millions)
Mutual funds:
Equity	$44,968	$46,038
Bond	22,846	23,529
Other	6,059	5,109
Total mutual funds	$73,873	$74,676

10.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Capitalized lease obligations	28	38
Other (1)	(8)	3
Total long-term debt	2,870	2,891

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	151	150	2.3	1.5
Repurchase agreements	50	50	2.3	1.4
Total short-term borrowings	201	200
Total	$3,071	$3,091
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt and unamortized discount and debt issuance costs. See Note 13 for information on the Company’s fair value hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of September 30, 2018 and December 31, 2017, the Company has pledged $53 million and $43 million, respectively, of agency residential mortgage backed securities and nil and $8 million, respectively, of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than three months as of September 30, 2018 and less than one month as of December 31, 2017. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $788 million and $750 million as of September 30, 2018 and December 31, 2017, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of September 30, 2018 and less than four months as of December 31, 2017. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. As of both September 30, 2018 and December 31, 2017, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both September 30, 2018 and December 31, 2017.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$168	$1,793	$—	$1,961
Available-for-Sale securities:
Corporate debt securities	—	13,399	992	14,391
Residential mortgage backed securities	—	6,116	109	6,225
Commercial mortgage backed securities	—	4,595	—	4,595
Asset backed securities	—	1,468	9	1,477
State and municipal obligations	—	2,359	—	2,359
U.S. government and agency obligations	1,495	—	—	1,495
Foreign government bonds and obligations	—	298	—	298
Total Available-for-Sale securities	1,495	28,235	1,110	30,840
Equity securities	1	1	—	2
Equity securities at net asset value (“NAV”)				6	(1)
Trading securities	17	27	—	44
Separate account assets at NAV				86,592	(1)
Investments segregated for regulatory purposes	274	—	—	274
Other assets:
Interest rate derivative contracts	—	617	—	617
Equity derivative contracts	87	2,598	—	2,685
Credit derivative contracts	—	7	—	7
Foreign exchange derivative contracts	2	43	—	45
Total other assets	89	3,265	—	3,354
Total assets at fair value	$2,044	$33,321	$1,110	$123,073

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$4	$11	$15
IUL embedded derivatives	—	—	684	684
GMWB and GMAB embedded derivatives	—	—	(686)	(686)	(2)
Total policyholder account balances, future policy benefits and claims	—	4	9	13	(3)
Customer deposits	—	12	—	12
Other liabilities:
Interest rate derivative contracts	1	602	—	603
Equity derivative contracts	14	3,223	—	3,237
Foreign exchange derivative contracts	1	27	—	28
Other	20	10	29	59
Total other liabilities	36	3,862	29	3,927
Total liabilities at fair value	$36	$3,878	$38	$3,952

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$147	$2,025	$—	$2,172
Available-for-Sale securities:
Corporate debt securities	—	13,936	1,139	15,075
Residential mortgage backed securities	—	6,456	155	6,611
Commercial mortgage backed securities	—	4,374	—	4,374
Asset backed securities	—	1,573	7	1,580
State and municipal obligations	—	2,463	—	2,463
U.S. government and agencies obligations	503	—	—	503
Foreign government bonds and obligations	—	314	—	314
Common stocks	1	—	—	1
Common stocks at NAV				6	(1)
Total Available-for-Sale securities	504	29,116	1,301	30,927
Trading securities	10	34	—	44
Separate account assets at NAV				87,368	(1)
Investments segregated for regulatory purposes	623	—	—	623
Other assets:
Interest rate derivative contracts	—	1,104	—	1,104
Equity derivative contracts	63	2,360	—	2,423
Foreign exchange derivative contracts	2	34	—	36
Total other assets	65	3,498	—	3,563
Total assets at fair value	$1,349	$34,673	$1,301	$124,697

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	601	601
GMWB and GMAB embedded derivatives	—	—	(49)	(49)	(4)
Total policyholder account balances, future policy benefits and claims	—	5	552	557	(5)
Customer deposits	—	10	—	10
Other liabilities:
Interest rate derivative contracts	1	415	—	416
Equity derivative contracts	7	2,876	—	2,883
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	4	23	—	27
Other	9	6	28	43
Total other liabilities	21	3,322	28	3,371
Total liabilities at fair value	$21	$3,337	$580	$3,938

(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $178 million of individual contracts in a liability position and $864 million of individual contracts in an asset position as of September 30, 2018.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(370) million cumulative increase (decrease) to the embedded derivatives as of September 30, 2018.

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
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities					Other Derivatives
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2018	$1,040	$120	$52	$31	$1,243	$2
Total gains (losses) included in:
Net income	—	—	—	—	—	(2)	(1)
Other comprehensive income (loss)	(2)	—	—	1	(1)	—
Purchases	—	20	—	—	20	—
Settlements	(46)	(5)	—	(1)	(52)	—
Transfers out of Level 3	—	(26)	(52)	(22)	(100)	—
Balance, September 30, 2018	$992	$109	$—	$9	$1,110	$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$—	$—	$—	$—	$—	$(2)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2018	$8	$620		$(425)		$203	$29
Total (gains) losses included in:
Net income	—	55	(2)	(344)	(1)	(289)	—
Issues	3	24		90		117	—
Settlements	—	(15)		(7)		(22)	—
Balance, September 30, 2018	$11	$684		$(686)		$9	$29

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2018	$—	$55	(2)	$(347)	(1)	$(292)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, July 1, 2017	$1,333	$172	$—	$33	$—	$1,538
Total gains (losses) included in:
Other comprehensive income	(1)	1	—	(2)	1	(1)
Purchases	39	—	65	10	—	114
Settlements	(104)	(9)	—	—	—	(113)
Transfers into Level 3	—	20	—	13	—	33
Transfers out of Level 3	—	(19)	—	(19)	—	(38)
Balance, September 30, 2017	$1,267	$165	$65	$35	$1	$1,533

Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$—	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2017	$527		$272		$799	$14
Total (gains) losses included in:
Net income	35	(2)	(309)	(1)	(274)	—
Issues	26		84		110	13
Settlements	(11)		(2)		(13)	—
Balance, September 30, 2017	$577		$45		$622	$27

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2017	$35	(2)	$(307)	(1)	$(272)	$—

	Available-for-Sale Securities						Other Derivatives
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,139	$155	$—	$7	$1,301		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(4)	(3)	(1)
Other comprehensive income (loss)	(28)	1	—	1	(26)		—
Purchases	15	20	52	32	119		3
Settlements	(133)	(24)	—	(1)	(158)		—
Transfers into Level 3	—	—	—	2	2		—
Transfers out of Level 3	—	(43)	(52)	(32)	(127)		—
Balance, September 30, 2018	$992	$109	$—	$9	$1,110		$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$(1)	$—	$—	$—	$(1)	(4)	$(3)	(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—	$601		$(49)		$552	$28
Total (gains) losses included in:
Net income	—	56	(2)	(875)	(1)	(819)	1	(3)
Issues	11	65		257		333	—
Settlements	—	(38)		(19)		(57)	—
Balance, September 30, 2018	$11	$684		$(686)		$9	$29

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2018	$—	$56	(2)	$(868)	(1)	$(812)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2017	$1,311	$268	$—	$68	$1	$1,648
Total gains (losses) included in:
Other comprehensive income	1	2	—	—	1	4
Purchases	109	132	65	64	—	370
Settlements	(154)	(34)	—	(15)	—	(203)
Transfers into Level 3	—	20	—	27	8	55
Transfers out of Level 3	—	(223)	—	(109)	(9)	(341)
Balance, September 30, 2017	$1,267	$165	$65	$35	$1	$1,533

Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$—	$—	$—	$(1)	$—	$(1)	(4)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078	$13
Total (gains) losses included in:
Net income	75	(2)	(798)	(1)	(723)	1	(3)
Issues	70		238		308	13
Settlements	(32)		(9)		(41)	—
Balance, September 30, 2017	$577		$45		$622	$27

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2017	$75	(2)	$(771)	(1)	$(696)	$—
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(58) million and $(37) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2018 and 2017, respectively. The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(10) million and $(91) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2018 and 2017, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$991	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	–	2.4%	1.1%
Asset backed securities	$9	Discounted cash flow	Annual short-term default rate	2.3%
			Annual long-term default rate	2.5%	–	3.5%	3.0%
			Discount rate	11.5%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$684	Discounted cash flow	Nonperformance risk (1)	83 bps
Indexed annuity embedded derivatives	$11	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	83 bps
GMWB and GMAB embedded derivatives	$(686)	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	3.7%	–	15.5%
			Nonperformance risk (1)	83 bps
Contingent consideration liabilities	$29	Discounted cash flow	Discount rate	9.0%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,138	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	–	2.3%	1.1%
Asset backed securities	$7	Discounted cash flow	Annual short-term default rate	3.8%
			Annual long-term default rate	2.5%	–	3.0%	2.7%
			Discount rate	10.5%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	63.2%
IUL embedded derivatives	$601	Discounted cash flow	Nonperformance risk (1)	71 bps
GMWB and GMAB embedded derivatives	$(49)	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	42.0%
			Surrender rate	0.1%	–	74.7%
			Market volatility (3)	3.7%	–	16.1%
			Nonperformance risk (1)	71 bps
Contingent consideration liabilities	$28	Discounted cash flow	Discount rate	9.0%

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates. See Note 13 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2018 and December 31, 2017. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2018 and December 31, 2017. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be other-than-temporarily impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $132 million and $166 million as of September 30, 2018 and December 31, 2017, respectively, and is classified as Level 3 in the fair value hierarchy.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,684	$—	$—	$2,620	$2,620
Policy and certificate loans	854	—	—	805	805
Receivables	1,653	118	1,023	503	1,644
Restricted and segregated cash	2,219	2,219	—	—	2,219
Other investments and assets	559	—	525	37	562

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,786	$—	$—	$9,846	$9,846
Investment certificate reserves	7,319	—	—	7,303	7,303
Brokerage customer deposits	3,427	3,427	—	—	3,427
Separate account liabilities at NAV	5,275				5,275	(1)
Debt and other liabilities	3,249	124	3,055	72	3,251

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,756	$—	$—	$2,752	$2,752
Policy and certificate loans	845	—	—	801	801
Receivables	1,537	103	946	487	1,536
Restricted and segregated cash	2,524	2,524	—	—	2,524
Other investments and assets (2)	725	—	677	49	726

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,246	$—	$—	$10,755	$10,755
Investment certificate reserves	6,390	—	—	6,374	6,374
Brokerage customer deposits	3,915	3,915	—	—	3,915
Separate account liabilities at NAV	5,177				5,177	(1)
Debt and other liabilities	3,290	118	3,180	119	3,417
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,327	$—	$3,327	$(2,895)	$(413)	$(5)	$14
OTC cleared	10	—	10	(9)	—	—	1
Exchange-traded	17	—	17	(1)	—	—	16
Total derivatives	3,354	—	3,354	(2,905)	(413)	(5)	31
Securities borrowed	118	—	118	(15)	—	(100)	3
Total	$3,472	$—	$3,472	$(2,920)	$(413)	$(105)	$34

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,520	$—	$3,520	$(2,653)	$(760)	$(88)	$19
OTC cleared	21	—	21	(15)	—	—	6
Exchange-traded	22	—	22	(1)	—	—	21
Total derivatives	3,563	—	3,563	(2,669)	(760)	(88)	46
Securities borrowed	103	—	103	(19)	—	(82)	2
Total	$3,666	$—	$3,666	$(2,688)	$(760)	$(170)	$48
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,856	$—	$3,856	$(2,895)	$(117)	$(843)	$1
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	3	—	3	(1)	—	—	2
Total derivatives	3,868	—	3,868	(2,905)	(117)	(843)	3
Securities loaned	124	—	124	(15)	—	(105)	4
Repurchase agreements	51	—	51	—	—	(51)	—
Total	$4,043	$—	$4,043	$(2,920)	$(117)	$(999)	$7

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,309	$—	$3,309	$(2,653)	$(70)	$(579)	$7
OTC cleared	16	—	16	(15)	—	—	1
Exchange-traded	3	—	3	(1)	—	—	2
Total derivatives	3,328	—	3,328	(2,669)	(70)	(579)	10
Securities loaned	118	—	118	(19)	—	(94)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,496	$—	$3,496	$(2,688)	$(70)	$(723)	$15
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$8	$—	$675	$23	$—
Foreign exchange contracts	—	—	—	87	—	4
Total qualifying hedges	675	8	—	762	23	4

Derivatives not designated as hedging instruments
Interest rate contracts	59,482	609	603	66,043	1,081	416
Equity contracts	56,352	2,685	3,237	59,292	2,423	2,883
Credit contracts	862	7	—	721	—	2
Foreign exchange contracts	4,307	45	28	4,163	36	23
Other contracts	1,350	—	—	452	—	—
Total non-designated hedges	122,353	3,346	3,868	130,671	3,540	3,324

Embedded derivatives
GMWB and GMAB (4)	N/A	—	(686)	N/A	—	(49)
IUL	N/A	—	684	N/A	—	601
Indexed annuities	N/A	—	15	N/A	—	5
SMC	N/A	—	12	N/A	—	10
Total embedded derivatives	N/A	—	25	N/A	—	567
Total derivatives	$123,028	$3,354	$3,893	$131,433	$3,563	$3,895
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $870 million and $1.3 billion as of September 30, 2018 and December 31, 2017, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral. See Note 4 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2018 included $178 million of individual contracts in a liability position and $864 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2017 included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2018 and December 31, 2017, investment securities with a fair value of $5 million and $89 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $5 million and $89 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2018 and December 31, 2017, the Company had sold, pledged or rehypothecated nil of these securities. In addition, as of both September 30, 2018 and December 31, 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2018
Interest rate contracts	$6	$—	$—	$—	$(205)	$—
Equity contracts	(1)	1	17	34	(229)	3
Credit contracts	—	—	—	—	4	—
Foreign exchange contracts	1	—	—	—	—	(5)
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	261	—
IUL embedded derivatives	—	—	—	(40)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—
Total gain (loss)	$6	$(1)	$17	$(6)	$(171)	$(2)

Nine Months Ended September 30, 2018
Interest rate contracts	$28	$—	$—	$—	$(738)	$—
Equity contracts	(1)	2	22	37	(341)	5
Credit contracts	—	—	—	—	22	—
Foreign exchange contracts	1	—	—	—	(1)	(13)
Other contracts	—	—	—	—	(4)	—
GMWB and GMAB embedded derivatives	—	—	—	—	637	—
IUL embedded derivatives	—	—	—	(18)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—
Total gain (loss)	$28	$—	$22	$19	$(425)	$(8)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2017
Interest rate contracts	$(1)	$—	$—	$—	$14	$—
Equity contracts	(10)	1	13	18	(261)	2
Credit contracts	—	—	—	—	(3)	—
Foreign exchange contracts	—	—	1	—	1	1
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	227	—
IUL embedded derivatives	—	—	—	(24)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(11)	$—	$14	$(6)	$(24)	$3

Nine Months Ended September 30, 2017
Interest rate contracts	$(8)	$—	$—	$—	$61	$—
Equity contracts	(7)	3	36	50	(920)	7
Credit contracts	—	—	—	—	(22)	—
Foreign exchange contracts	—	—	3	—	(27)	5
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	569	—
IUL embedded derivatives	—	—	—	(43)	—	—
SMC embedded derivatives	—	(3)	—	—	—	—
Total gain (loss)	$(15)	$—	$39	$7	$(341)	$12

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The GMAB and non-life contingent GMWB provisions are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. The Company economically hedges the exposure related to GMAB and non-life contingent GMWB provisions using options (equity index, interest rate swaptions, etc.), swaps (interest rate, total return, etc.) and futures.
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2018:

	Premiums Payable	Premiums Receivable
	(in millions)
2018 (1)	$54	$31
2019	294	171
2020	216	132
2021	187	119
2022	225	200
2023 - 2027	545	59
Total	$1,521	$712

(1) 2018 amounts represent the amounts payable and receivable for the period from October 1, 2018 to December 31, 2018.

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
For the three months and nine months ended September 30, 2018 and 2017, amounts recognized in earnings related to cash flow hedges due to ineffectiveness were not material. The estimated net amount of existing pretax gains as of September 30, 2018 that the Company expects to reclassify to earnings within the next twelve months is $1 million, which consists of $1 million of pretax gains to be recorded as a reduction to interest and debt expense and nil of pretax losses to be recorded in net investment income. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 17 years and relates to forecasted debt interest payments. See Note 14 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(in millions)
Interest rate contracts	Interest and debt expense	$3	$4	$9	$12

Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended September 30, 2018 and 2017, the Company recognized a gain of $7 million and a loss of $4 million, respectively, in OCI. For the nine months ended September 30, 2018 and 2017, the Company recognized a gain of $13 million and a loss of $3 million, respectively, in OCI.

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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2018 and December 31, 2017, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $483 million and $372 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2018 and December 31, 2017 was $482 million and $369 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2018 and December 31, 2017 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million and $3 million, respectively.
14.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2018			2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(106)	$25	$(81)	$60	$(22)	$38
Reclassification of net securities (gains) losses included in net income (2)	(4)	1	(3)	(4)	1	(3)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	28	(6)	22	(61)	22	(39)
Net unrealized securities gains (losses)	(82)	20	(62)	(5)	1	(4)

Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	—	—	—	1	—	1
Net unrealized derivatives gains (losses)	—	—	—	1	—	1

Defined benefit plans:
Net gain (loss) arising during the period	—	—	—	—	—	—
Defined benefit plans	—	—	—	—	—	—

Foreign currency translation	(5)	2	(3)	25	(9)	16
Other	—	—	—	—	—	—
Total other comprehensive income (loss)	$(87)	$22	$(65)	$21	$(8)	$13

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Nine Months Ended September 30,
	2018			2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(924)	$207	$(717)	$304	$(107)	$197
Reclassification of net securities (gains) losses included in net income (2)	(14)	3	(11)	(43)	15	(28)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	347	(73)	274	(168)	59	(109)
Net unrealized securities gains (losses)	(591)	137	(454)	93	(33)	60

Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (4)	—	—	—	3	(1)	2
Net unrealized derivatives gains (losses)	—	—	—	3	(1)	2

Defined benefit plans:
Net gain (loss) arising during the period	—	—	—	7	(2)	5
Defined benefit plans	—	—	—	7	(2)	5

Foreign currency translation	(21)	3	(18)	71	(25)	46
Other	—	—	—	(1)	—	(1)
Total other comprehensive income (loss)	$(612)	$140	$(472)	$173	$(61)	$112

(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Pretax amounts are recorded in net investment income.
(3) Includes nil pretax gain reclassified to interest and debt expense for both the three months ended September 30, 2018 and 2017, and nil and $1 million pretax loss reclassified to net investment income for the three months ended September 30, 2018 and 2017, respectively.
(4) Includes a $1 million pretax gain reclassified to interest and debt expense for both the nine months ended September 30, 2018 and 2017, and a $1 million and $3 million pretax loss reclassified to net investment income for the nine months ended September 30, 2018 and 2017, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains (Losses)		Net Unrealized Derivatives Gains (Losses)	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, July 1, 2018	$93		$8	$(97)	$(182)	$(1)	$(179)
OCI before reclassifications	(59)		—	—	(3)	—	(62)
Amounts reclassified from AOCI	(3)		—	—	—	—	(3)
Total OCI	(62)		—	—	(3)	—	(65)
Balance, September 30, 2018	$31	(1)	$8	$(97)	$(185)	$(1)	$(244)

Balance, January 1, 2018	$486		$8	$(97)	$(167)	$(1)	$229
Cumulative effect of change in accounting policies	(1)		—	—	—	—	(1)
OCI before reclassifications	(443)		—	—	(18)	—	(461)
Amounts reclassified from AOCI	(11)		—	—	—	—	(11)
Total OCI	(454)		—	—	(18)	—	(472)
Balance, September 30, 2018	$31	(1)	$8	$(97)	$(185)	$(1)	$(244)

	Net Unrealized Securities Gains (Losses)		Net Unrealized Derivatives Gains (Losses)	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at July 1, 2017	$543		$6	$(120)	$(129)	$(1)	$299
OCI before reclassifications	(1)		—	—	16	—	15
Amounts reclassified from AOCI	(3)		1	—	—	—	(2)
Total OCI	(4)		1	—	16	—	13
Balance, September 30, 2017	$539	(1)	$7	$(120)	$(113)	$(1)	$312

Balance, January 1, 2017	$479		$5	$(125)	$(159)	$—	$200
OCI before reclassifications	88		—	—	46	(1)	133
Amounts reclassified from AOCI	(28)		2	5	—	—	(21)
Total OCI	60		2	5	46	(1)	112
Balance, September 30, 2017	$539	(1)	$7	$(120)	$(113)	$(1)	$312
(1) Includes $1 million and $8 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of September 30, 2018 and September 30, 2017, respectively.
For the nine months ended September 30, 2018 and 2017, the Company repurchased a total of 7.7 million shares and 8.0 million shares, respectively, of its common stock for an aggregate cost of $1.1 billion and $1.0 billion, respectively. In April 2017, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019. As of September 30, 2018, the Company had $944 million remaining under its share repurchase authorization.
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
For the nine months ended September 30, 2018 and 2017, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $43 million and $33 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2018 and

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

2017, the Company reacquired 0.5 million shares and 1.9 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $82 million and $248 million, respectively.
During both the nine months ended September 30, 2018 and 2017, the Company reissued 0.8 million treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
15. Regulatory Requirements
The Company’s insurance subsidiaries are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. RiverSource Life received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2019, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. As of September 30, 2018 and December 31, 2017, application of this permitted practice resulted in an increase (decrease) to RiverSource Life’s statutory surplus of approximately $377 million and $(3) million, respectively.
16.  Income Taxes
In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The Company’s effective tax rate was 14.4% and 19.9% for the three months ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate was 14.9% and 19.5% for the nine months ended September 30, 2018 and 2017, respectively.
The effective tax rate for the three months ended September 30, 2018 is lower than the statutory rate as a result of low income housing tax credits and a $20 million benefit due to the finalization of the prior year’s tax return. The effective tax rate for the nine months ended September 30, 2018 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, stock compensation and the dividends received deduction, as well as the $20 million benefit due to the finalization of the prior year’s tax return.
The effective tax rate for the three months ended September 30, 2017 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, stock compensation and lower taxes on net income from foreign subsidiaries. The effective tax rate for the nine months ended September 30, 2017 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, low income housing tax credits, stock compensation and lower taxes on net income from foreign subsidiaries, as well as a $20 million benefit in the first quarter of 2017 related to an out-of-period correction for a reversal of a tax reserve.
The decrease in the effective tax rate for the three months ended September 30, 2018 compared to the prior year period is primarily due to the reduced federal income tax rate and the $20 million benefit due to the finalization of the prior year’s tax return, partially offset by decreases in the dividends received deduction and benefits from stock compensation.
The decrease in the effective tax rate for the nine months ended September 30, 2018 compared to the prior year period is primarily due to the reduced federal income tax rate, partially offset by decreases in the dividends received deduction, benefits from stock compensation and foreign taxes.
As of December 31, 2017, the Company had not fully completed its accounting for the tax effects of the enactment of the Tax Act. However, the Company was able to provide reasonable estimates of the Tax Act’s impact; accordingly, the Company recorded provisional tax amounts of $221 million to remeasure certain deferred tax assets and liabilities and $57 million for the foreign provisions of the Tax Act as of December 31, 2017. In the third quarter of 2018, the Company finalized its accounting related to the Tax Act and recorded a $3 million benefit related to the foreign provisions.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $18 million, net of federal benefit, which will expire beginning December 31, 2018.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $18 million and $17 million as of September 30, 2018 and December 31, 2017, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of September 30, 2018 and December 31, 2017, the Company had $80 million and $76 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $61 million and $58 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2018 and December 31, 2017, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $30 million to $40 million in the next 12 months primarily due to resolution of audits and statute expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net increase of $1 million in interest and penalties for the three months and nine months ended September 30, 2018, respectively. The Company recognized nil and a net increase of $1 million in interest and penalties for the three months and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company had a payable of $9 million and $8 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the first quarter of 2018, the Company received cash settlements for final resolution of the 2008 through 2010 Internal Revenue Service (“IRS”) audits. In the third quarter of 2018, the Company reached an agreement with IRS appeals to resolve the 2012 and 2013 audit. Accordingly, the Company’s IRS audits are effectively settled through 2013. The IRS is currently auditing the Company’s U.S. income tax returns for 2014 and 2015. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2016.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of September 30, 2018 and December 31, 2017, the estimated liability was $13 million and $14 million, respectively. As of both September 30, 2018 and December 31, 2017, the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
18.  Earnings per Share
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Numerator:
Net income	$503	$507	$1,559	$1,303

Denominator:
Basic: Weighted-average common shares outstanding	144.4	153.0	147.0	155.2
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.1	2.4	2.2	2.4
Diluted: Weighted-average common shares outstanding	146.5	155.4	149.2	157.6

Earnings per share:
Basic	$3.48	$3.31	$10.61	$8.40
Diluted	$3.43	$3.26	$10.45	$8.27

The calculation of diluted earnings per share excludes the incremental effect of 1.0 million options as of September 30, 2018 due to their anti-dilutive effect. There was no incremental effect as of September 30, 2017.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2018	December 31, 2017
	(in millions)
Advice & Wealth Management	$13,826	$13,270
Asset Management	8,264	8,401
Annuities	96,260	98,276
Protection	17,985	18,039
Corporate & Other	8,856	9,494
Total assets	$145,191	$147,480

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$1,564	$1,410	$4,608	$4,107
Asset Management	772	784	2,305	2,256
Annuities	628	626	1,863	1,861
Protection	611	478	1,663	1,516
Corporate & Other	47	50	160	162
Less: Eliminations (1)(2)	354	348	1,073	1,040
Total segment adjusted operating net revenues	3,268	3,000	9,526	8,862
Net realized gains (losses)	4	(3)	15	35
Revenue attributable to CIEs	22	23	93	70
Market impact on IUL benefits, net	(8)	(5)	(5)	(7)
Market impact of hedges on investments	6	(1)	27	(8)
Total net revenues per consolidated statements of operations	$3,292	$3,014	$9,656	$8,952

(1)
Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2018 and 2017 in each segment as follows: Advice & Wealth Management ($235 million and $233 million, respectively); Asset Management ($13 million and $12 million, respectively); Annuities ($91 million and $88 million, respectively); Protection ($17 million and $16 million, respectively); and Corporate & Other ($(2) million and $(1) million, respectively).

(2)
Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2018 and 2017 in each segment as follows: Advice & Wealth Management ($722 million and $701 million, respectively); Asset Management ($37 million and $35 million, respectively); Annuities ($271 million and $259 million, respectively); Protection ($46 million and $46 million, respectively); and Corporate & Other ($(3) million and $(1) million, respectively).

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$355	$299	$1,021	$838
Asset Management	197	204	575	530
Annuities	153	281	414	562
Protection	61	55	176	169
Corporate & Other	(121)	(136)	(242)	(292)
Total segment adjusted operating earnings	645	703	1,944	1,807
Net realized gains (losses)	4	(3)	15	33
Net income (loss) attributable to CIEs	—	—	—	2
Market impact on variable annuity guaranteed benefits, net	(45)	(55)	(130)	(198)
Market impact on IUL benefits, net	(13)	(10)	(8)	(16)
Market impact of hedges on investments	6	(1)	27	(8)
Integration and restructuring charges	(9)	(1)	(16)	(1)
Pretax income per consolidated statements of operations	$588	$633	$1,832	$1,619

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 120 year history of providing financial solutions. We are America’s leader in financial planning and a leading global financial institution with $913.5 billion in assets under management and administration as of September 30, 2018. We offer a broad range of products and services designed to achieve the financial objectives of individual and institutional clients.
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
In the third quarter of the year, we updated our market-related inputs and implemented model changes related to our living benefit valuation. In addition, we conducted our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. We also reviewed our active life future policy benefit reserve adequacy for our long term care (“LTC”) business in the third quarter. See our Consolidated and Segment Results of Operations sections for the pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.
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

AMERIPRISE FINANCIAL, INC.

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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Adjusted operating total net revenue growth of 6% to 8%,

•	Adjusted operating earnings per diluted share growth of 12% to 15%, and

•	Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to adjusted operating measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Total net revenues	$3,292	$3,014	$9,656	$8,952
Less: Revenue attributable to CIEs	22	23	93	70
Less: Net realized investment gains (losses)	4	(3)	15	35
Less: Market impact on indexed universal life benefits	(8)	(5)	(5)	(7)
Less: Market impact of hedges on investments	6	(1)	27	(8)
Adjusted operating total net revenues	$3,268	$3,000	$9,526	$8,862

	Three Months Ended September 30,		Per Diluted Share
			Three Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net income	$503	$507	$3.43	$3.26
Add: Integration/restructuring charges (1)	9	1	0.06	0.01
Add: Market impact on variable annuity guaranteed benefits (1)	45	55	0.31	0.35
Add: Market impact on indexed universal life benefits (1)	13	10	0.09	0.06
Add: Market impact of hedges on investments (1)	(6)	1	(0.04)	0.01
Less: Net realized investment gains (losses) (1)	4	(3)	0.03	(0.02)
Tax effect of adjustments (2)	(12)	(25)	(0.08)	(0.16)
Adjusted operating earnings	$548	$552	$3.74	$3.55

Weighted average common shares outstanding:
Basic	144.4	153.0
Diluted	146.5	155.4

AMERIPRISE FINANCIAL, INC.

	Nine Months Ended September 30,		Per Diluted Share
			Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net income	$1,559	$1,303	$10.45	$8.27
Less: Net income (loss) attributable to CIEs	—	1	—	0.01
Add: Integration/restructuring charges (1)	16	1	0.11	0.01
Add: Market impact on variable annuity guaranteed benefits (1)	130	198	0.87	1.26
Add: Market impact on indexed universal life benefits (1)	8	16	0.05	0.10
Add: Market impact of hedges on investments (1)	(27)	8	(0.18)	0.05
Less: Net realized investment gains (losses) (1)	15	33	0.10	0.21
Tax effect of adjustments (2)	(24)	(67)	(0.16)	(0.43)
Adjusted operating earnings	$1,647	$1,425	$11.04	$9.04

Weighted average common shares outstanding:
Basic	147.0	155.2
Diluted	149.2	157.6
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21% in 2018 and 35% in 2017.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended September 30,
	2018	2017
	(in millions)
Net income	$1,736	$1,702
Less: Adjustments (1)	(89)	(165)
Adjusted operating earnings	$1,825	$1,867

Total Ameriprise Financial, Inc. shareholders’ equity	$5,878	$6,367
Less: AOCI, net of tax	22	325
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,856	6,042
Less: Equity impacts attributable to CIEs	1	1
Adjusted operating equity	$5,855	$6,041

Return on equity, excluding AOCI	29.6%	28.2%
Adjusted operating return on equity, excluding AOCI (2)	31.2%	30.9%

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
Assets Under Management and Administration
Assets under management (“AUM”) include external client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle Investments funds, institutional clients and clients in our advisor platform held in wrap accounts as well as assets managed by sub-advisors selected by us. AUM also includes certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries and CIEs. These assets do not include assets under advisement, for which we provide model portfolios but do not have full discretionary investment authority.
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
The following table presents detail regarding our AUM and AUA:

	September 30,		Change
	2018	2017
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$270.6	$233.9	$36.7	16%
Asset Management AUM	485.4	484.0	1.4	—
Corporate & Other AUM	—	0.3	(0.3)	NM
Eliminations	(29.3)	(25.9)	(3.4)	(13)
Total Assets Under Management	726.7	692.3	34.4	5
Total Assets Under Administration	186.8	177.2	9.6	5
Total AUM and AUA	$913.5	$869.5	$44.0	5%
NM Not Meaningful.
Total AUM increased $34.4 billion, or 5%, to $726.7 billion as of September 30, 2018 compared to $692.3 billion as of September 30, 2017 primarily due to an increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended September 30, 2018 and 2017
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$1,739	$1,639	$100	6%
Distribution fees	470	435	35	8
Net investment income	386	372	14	4
Premiums	363	348	15	4
Other revenues	358	232	126	54
Total revenues	3,316	3,026	290	10
Banking and deposit interest expense	24	12	12	NM
Total net revenues	3,292	3,014	278	9
Expenses
Distribution expenses	920	850	70	8
Interest credited to fixed accounts	178	176	2	1
Benefits, claims, losses and settlement expenses	729	474	255	54
Amortization of deferred acquisition costs	25	48	(23)	(48)
Interest and debt expense	50	52	(2)	(4)
General and administrative expense	802	781	21	3
Total expenses	2,704	2,381	323	14
Pretax income	588	633	(45)	(7)
Income tax provision	85	126	(41)	(33)
Net income	$503	$507	$(4)	(1)%
NM Not Meaningful.
Overall
Pretax income decreased $45 million, or 7%, to $588 million for the three months ended September 30, 2018 compared to $633 million for the prior year period primarily reflecting the impact of unlocking, the cumulative impact of asset management net outflows and an increase in general and administrative expense, partially offset by equity market appreciation, wrap account net inflows and a positive impact from higher short-term interest rates.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the three months ended September 30:

Pretax Increase (Decrease)	2018	2017
	(in millions)
Other revenues	$78	$(47)
Total revenues	78	(47)

Benefits, claims, losses and settlement expenses:
LTC loss recognition	51	57
Unlocking impact	113	(139)
Total benefits, claims, losses and settlement expenses	164	(82)
Amortization of DAC	(33)	(12)
Total expenses	131	(94)
Pretax income (1)	$(53)	$47

(1)	Includes a $5 million net benefit related to the market impact on variable annuity guaranteed benefits for both the three months ended September 30, 2018 and 2017.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues increased $278 million, or 9%, to $3.3 billion for the three months ended September 30, 2018 compared to $3.0 billion for the prior year period.
Management and financial advice fees increased $100 million, or 6%, to $1.7 billion for the three months ended September 30, 2018 compared to $1.6 billion for the prior year period primarily due to an increase in AUM. Average AUM increased $40.9 billion, or 6%, compared to the prior year period primarily due to equity market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees increased $35 million, or 8%, to $470 million for the three months ended September 30, 2018 compared to $435 million for the prior year period reflecting equity market appreciation and higher earnings on brokerage cash due to an increase in short-term interest rates.
Net investment income increased $14 million, or 4%, to $386 million for the three months ended September 30, 2018 compared to $372 million for the prior year period primarily due to a $7 million favorable change in the market impact of hedges on investments and net realized investment gains of $4 million for the third quarter of 2018 compared to net realized investment losses of $3 million for the prior year period.
Premiums increased $15 million, or 4%, to $363 million for the three months ended September 30, 2018 compared to $348 million for the prior year period primarily due to higher average premium in both auto and home insurance products and higher auto policies in force.
Other revenues increased $126 million, or 54%, to $358 million for the three months ended September 30, 2018 compared to $232 million for the prior year period due to the impact of unlocking. Other revenues for the third quarter of 2018 included a $78 million favorable impact from unlocking compared to a $47 million unfavorable impact in the prior year period. The primary driver of the unlocking impact to other revenues for the third quarter of 2018 was higher projected gains on reinsurance contracts resulting from unfavorable mortality experience on universal life (“UL”) and variable universal life (“VUL”) insurance products. The primary driver of the unlocking impact to other revenues for the prior year period was lower projected gains on reinsurance contracts resulting from favorable mortality experience on UL and VUL insurance products.
Banking and deposit interest expense increased $12 million to $24 million for the three months ended September 30, 2018 compared to $12 million for the prior year period due to higher average crediting rates on certificates, as well as higher average certificate balances.
Expenses
Total expenses increased $323 million, or 14%, to $2.7 billion for the three months ended September 30, 2018 compared to $2.4 billion for the prior year period.
Distribution expenses increased $70 million, or 8%, to $920 million for the three months ended September 30, 2018 compared to $850 million for the prior year period reflecting higher advisor compensation due to equity market appreciation and wrap account net inflows, partially offset by asset management net outflows.
Benefits, claims, losses and settlement expenses increased $255 million, or 54%, to $729 million for the three months ended September 30, 2018 compared to $474 million for the prior year period primarily due to the impact of unlocking. The unlocking impact was a $113 million expense for the third quarter of 2018 and primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The unlocking impact for the prior year period was a $139 million benefit and primarily reflected a benefit from updates to market-related inputs to our living benefit valuation. Our annual review of LTC active life future policy benefit reserve adequacy in the third quarter of 2018 resulted in loss recognition of $51 million compared to $57 million in the prior year period. The loss recognition in both periods was primarily due to unfavorable morbidity experience, partially offset by approved, pending and future expected premium increases.
Amortization of DAC decreased $23 million, or 48%, to $25 million for the three months ended September 30, 2018 compared to $48 million for the prior year period primarily due to the impact of unlocking. The impact of unlocking was a benefit of $33 million for the third quarter of 2018 and primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking in the prior year period was a benefit of $12 million and primarily reflected improved persistency and mortality on UL and VUL insurance products and a $10 million benefit from a correction related to a variable annuity model assumption, partially offset by updates to market-related inputs to the living benefit valuation.
General and administrative expense increased $21 million, or 3%, to $802 million for the three months ended September 30, 2018 compared to $781 million for the prior year period primarily due to expenses related to acquisitions and investments for business growth.
Income Taxes
Our effective tax rate was 14.4% for the three months ended September 30, 2018 compared to 19.9% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Three Months Ended September 30, 2018 and 2017
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2018	2017
	(in millions)
Advice & Wealth Management
Net revenues	$1,564	$1,410
Expenses	1,209	1,111
Adjusted operating earnings	$355	$299
Asset Management
Net revenues	$772	$784
Expenses	575	580
Adjusted operating earnings	$197	$204
Annuities
Net revenues	$628	$626
Expenses	475	345
Adjusted operating earnings	$153	$281
Protection
Net revenues	$611	$478
Expenses	550	423
Adjusted operating earnings	$61	$55
Corporate & Other
Net revenues	$47	$50
Expenses	168	186
Adjusted operating loss	$(121)	$(136)
The following table presents the segment pretax operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the three months ended September 30:

Segment Pretax Operating Increase (Decrease)	2018			2017
	Annuities	Protection	Corporate	Annuities	Protection	Corporate
	(in millions)
Other revenues	$—	$78	$—	$—	$(47)	$—
Total revenues	—	78	—	—	(47)	—

Benefits, claims, losses and settlement expenses
LTC loss recognition	—	—	51	—	—	57
Unlocking	18	101	1	(119)	(14)	1
Total benefits, claims, losses and settlement expenses	18	101	52	(119)	(14)	58
Amortization of DAC	(17)	(18)	—	(1)	(13)	—
Total expenses	1	83	52	(120)	(27)	58
Pretax income	$(1)	$(5)	$(52)	$120	$(20)	$(58)

AMERIPRISE FINANCIAL, INC.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2018	2017
	(in billions)
Beginning balance	$258.7	$222.3
Inflows from acquisition (1)	—	0.7
Other net flows	5.7	5.4
Net flows	5.7	6.1
Market appreciation (depreciation) and other	7.8	6.8
Ending balance	$272.2	$235.2

Advisory wrap account assets ending balance (2)	$269.7	$233.0
Average advisory wrap account assets (3)	$264.3	$227.0

(1)	Inflows associated with acquisition that closed during the period.

(2)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(3)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $13.5 billion, or 5%, during the three months ended September 30, 2018 due to net inflows of $5.7 billion and market appreciation and other of $7.8 billion. Average advisory wrap account assets increased $37.3 billion, or 16%, compared to the prior year period reflecting net inflows and market appreciation.
The following table presents the changes in wrap account assets for the twelve months ended September 30:

	2018	2017
	(in billions)
Beginning balance	$235.2	$197.5
Inflows from acquisition (1)	—	0.7
Other net flows	21.6	17.1
Net flows	21.6	17.8
Market appreciation (depreciation) and other	15.4	19.9
Ending balance	$272.2	$235.2

(1)	Inflows associated with acquisition that closed during the period.
Wrap account assets increased $37.0 billion, or 16%, from the prior year period primarily due to net inflows and market appreciation.
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

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$902	$801	$101	13%
Distribution fees	558	518	40	8
Net investment income	81	64	17	27
Other revenues	47	39	8	21
Total revenues	1,588	1,422	166	12
Banking and deposit interest expense	24	12	12	NM
Total net revenues	1,564	1,410	154	11
Expenses
Distribution expenses	888	813	75	9
Interest and debt expense	3	2	1	50
General and administrative expense	318	296	22	7
Total expenses	1,209	1,111	98	9
Adjusted operating earnings	$355	$299	$56	19%
NM Not Meaningful.
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $56 million, or 19%, to $355 million for the three months ended September 30, 2018 compared to $299 million for the prior year period reflecting wrap account net inflows, equity market appreciation and higher earnings on brokerage cash, partially offset by higher general and administrative expense. Pretax adjusted operating margin was 22.7% for the three months ended September 30, 2018 compared to 21.2% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $154 million, or 11%, to $1.6 billion for the three months ended September 30, 2018 compared to $1.4 billion for the prior year period. Adjusted operating net revenue per advisor increased to $157,000 for the three months ended September 30, 2018, up 10%, from $143,000 for the prior year period.
Management and financial fees increased $101 million, or 13%, to $902 million for the three months ended September 30, 2018 compared to $801 million for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $37.3 billion, or 16%, compared to the prior year period reflecting net inflows and market appreciation.
Distribution fees increased $40 million, or 8%, to $558 million for the three months ended September 30, 2018 compared to $518 million for the prior year period reflecting higher earnings on brokerage cash due to an increase in short-term interest rates, as well as increased transactional activity.
Net investment income increased $17 million, or 27%, to $81 million for the three months ended September 30, 2018 compared to $64 million for the prior year period primarily due to higher investment yields on assets related to certificates and higher invested balances due to certificate net inflows.
Banking and deposit interest expense increased $12 million to $24 million for the three months ended September 30, 2018 compared to $12 million for the prior year period due to higher client crediting rates on certificates, as well as higher average certificate balances.
Expenses
Total expenses increased $98 million, or 9%, to $1.2 billion for the three months ended September 30, 2018 compared to $1.1 billion for the prior year period.
Distribution expenses increased $75 million, or 9%, to $888 million for the three months ended September 30, 2018 compared to $813 million for the prior year period reflecting higher advisor compensation due to equity market appreciation and wrap account net inflows, as well as increased transactional activity and investments in recruiting experienced advisors.
General and administrative expense increased $22 million, or 7%, to $318 million for the three months ended September 30, 2018 compared to $296 million for the prior year period primarily due to higher volume-related expenses, higher staffing costs and investments in business growth.

AMERIPRISE FINANCIAL, INC.

Asset Management
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of September 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2018	2017
Domestic Equity	Equal weighted	1 year	43%	72%
		3 year	53%	75%
		5 year	66%	78%
	Asset weighted	1 year	54%	68%
		3 year	52%	82%
		5 year	75%	82%

International Equity	Equal weighted	1 year	80%	75%
		3 year	65%	55%
		5 year	75%	75%
	Asset weighted	1 year	67%	56%
		3 year	52%	44%
		5 year	64%	55%

Taxable Fixed Income	Equal weighted	1 year	78%	72%
		3 year	76%	78%
		5 year	75%	76%
	Asset weighted	1 year	85%	74%
		3 year	79%	83%
		5 year	82%	87%

Tax Exempt Fixed Income	Equal weighted	1 year	84%	74%
		3 year	84%	89%
		5 year	94%	100%
	Asset weighted	1 year	84%	60%
		3 year	91%	98%
		5 year	93%	100%

Asset Allocation Funds	Equal weighted	1 year	50%	54%
		3 year	67%	90%
		5 year	78%	78%
	Asset weighted	1 year	47%	47%
		3 year	50%	94%
		5 year	94%	93%

Number of funds with 4 or 5 Morningstar star ratings	Overall	54	51
	3 year	52	56
	5 year	49	49

Percent of funds with 4 or 5 Morningstar star ratings	Overall	52%	50%
	3 year	50%	55%
	5 year	49%	49%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	61%	58%
	3 year	54%	66%
	5 year	53%	57%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2018	2017
Equity	Equal weighted	1 year	56%	48%
		3 year	61%	72%
		5 year	72%	72%
	Asset weighted	1 year	67%	50%
		3 year	69%	79%
		5 year	80%	59%

Fixed Income	Equal weighted	1 year	73%	76%
		3 year	76%	79%
		5 year	80%	76%
	Asset weighted	1 year	91%	85%
		3 year	96%	90%
		5 year	92%	92%

Allocation (Managed) Funds	Equal weighted	1 year	75%	78%
		3 year	88%	89%
		5 year	100%	86%
	Asset weighted	1 year	95%	61%
		3 year	99%	94%
		5 year	100%	93%
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
The following table presents global managed assets by type:

	September 30,		Change		Average (1)		Change
					Three Months Ended September 30,
	2018	2017			2018	2017
	(in billions)
Equity	$273.8	$265.8	$8.0	3%	$273.2	$261.7	$11.5	4%
Fixed income	167.8	178.0	(10.2)	(6)	168.9	177.3	(8.4)	(5)
Money market	5.5	5.9	(0.4)	(7)	5.7	5.8	(0.1)	(2)
Alternative	3.4	6.5	(3.1)	(48)	3.9	6.5	(2.6)	(40)
Hybrid and other	34.9	27.8	7.1	26	34.5	27.2	7.3	27
Total managed assets	$485.4	$484.0	$1.4	—%	$486.2	$478.5	$7.7	2%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in global managed assets:

	Three Months Ended September 30,
	2018	2017
	(in billions)
Global Retail Funds
Beginning assets (1)	$282.3	$272.9
Inflows	12.7	10.9
Outflows	(15.5)	(12.3)
Net VP/VIT fund flows	(0.8)	(0.8)
Net new flows	(3.6)	(2.2)
Reinvested dividends	0.6	0.5
Net flows	(3.0)	(1.7)
Distributions	(0.7)	(0.7)
Market appreciation (depreciation) and other	8.2	9.2
Foreign currency translation (2)	(0.4)	1.1
Total ending assets	286.4	280.8

Global Institutional
Beginning assets (1)	199.8	199.7
Inflows	4.6	5.8
Outflows	(8.9)	(8.8)
Net flows	(4.3)	(3.0)
Market appreciation (depreciation) and other (3)	4.3	4.1
Foreign currency translation (2)	(0.8)	2.4
Total ending assets	199.0	203.2
Total managed assets	$485.4	$484.0
Total net flows	$(7.3)	$(4.7)

Former Parent Company Related (4)
Retail net new flows	$(0.4)	$(0.6)
Institutional net new flows	(1.1)	(2.4)
Total net new flows	$(1.5)	$(3.0)
(1) Amounts were restated to correct an error related to former parent company related assets. The change was a decrease to retail fund assets of $230 million and an increase to institutional assets of $230 million as of June 30, 2018.
(2) Amounts represent local currency to US dollar translation for reporting purposes.
(3) Includes $0.4 billion and $0.3 billion for the total change in Affiliated General Account Assets during the three months ended September 30, 2018 and 2017, respectively.
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
Total segment AUM increased $3.3 billion, or 1%, during the three months ended September 30, 2018 driven by market appreciation, partially offset by net outflows of $7.3 billion and a negative impact of foreign currency translation. Europe, Middle East and Africa (“EMEA”) retail net inflows were approximately $300 million in the quarter with strong results in the U.K. U.S. retail net outflows were $3.3 billion in the quarter and reflect continued market pressure on active equity strategies and outflows from model portfolio

AMERIPRISE FINANCIAL, INC.

rebalances. Third party institutional outflows were elevated and reflect lower sales and higher redemptions of equity and fixed income mandates, as well as $1.1 billion in CLO redemptions.
In November 2017, we completed our acquisition of Lionstone Partners, LLC (“Lionstone Investments”), a leading national real estate investment firm, specializing in investment strategies based upon proprietary analytics. This acquisition added $5.4 billion in assets under management.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$657	$663	$(6)	(1)%
Distribution fees	108	111	(3)	(3)
Net investment income	7	6	1	17
Other revenues	—	4	(4)	NM
Total revenues	772	784	(12)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	772	784	(12)	(2)
Expenses
Distribution expenses	244	246	(2)	(1)
Amortization of deferred acquisition costs	3	4	(1)	(25)
Interest and debt expense	5	5	—	—
General and administrative expense	323	325	(2)	(1)
Total expenses	575	580	(5)	(1)
Adjusted operating earnings	$197	$204	$(7)	(3)%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $7 million, or 3%, to $197 million for the three months ended September 30, 2018 compared to $204 million for the prior year period primarily due to the cumulative impact of net outflows and a $9 million decrease in revenues from CLO unwinds, net of related compensation, partially offset by equity market appreciation.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $12 million, or 2%, to $772 million for the three months ended September 30, 2018 compared to $784 million for the prior year period.
Management and financial advice fees decreased $6 million, or 1%, to $657 million for the three months ended September 30, 2018 compared to $663 million for the prior year period driven by cumulative net outflows from former parent-related assets and higher fee yielding retail funds and a $10 million decrease in incentive fees from CLO unwinds, partially offset by equity market appreciation and the acquisition of Lionstone Investments. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 13% for the three months ended September 30, 2018 compared to the prior year period.
Distribution fees decreased $3 million, or 3%, to $108 million for the three months ended September 30, 2018 compared to $111 million for the prior year period primarily due to asset management net outflows, partially offset by equity market appreciation.
Expenses
Distribution expenses decreased $2 million, or 1%, to $244 million for the three months ended September 30, 2018 compared to $246 million for the prior year period primarily due to asset management net outflows, partially offset by equity market appreciation.
General and administrative expense decreased $2 million, or 1%, to $323 million for the three months ended September 30, 2018 compared to $325 million for the prior year period due to lower compensation related to CLO unwinds, lower performance based compensation and disciplined expense management, partially offset by a $7 million increase related to the acquisition of Lionstone Investments, higher regulatory-related expenses in EMEA and investments in growth initiatives.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$203	$200	$3	2%
Distribution fees	89	87	2	2
Net investment income	159	173	(14)	(8)
Premiums	29	24	5	21
Other revenues	148	142	6	4
Total revenues	628	626	2	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	628	626	2	—
Expenses
Distribution expenses	107	105	2	2
Interest credited to fixed accounts	117	121	(4)	(3)
Benefits, claims, losses and settlement expenses	166	19	147	NM
Amortization of deferred acquisition costs	25	40	(15)	(38)
Interest and debt expense	10	9	1	11
General and administrative expense	50	51	(1)	(2)
Total expenses	475	345	130	38
Adjusted operating earnings	$153	$281	$(128)	(46)%
NM Not Meaningful.
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), decreased $128 million, or 46%, to $153 million for the three months ended September 30, 2018 compared to $281 million for the prior year period primarily due to the impact of unlocking and lower investment income, partially offset by equity market appreciation.
RiverSource variable annuity account balances increased 1% to $79.4 billion as of September 30, 2018 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $3.4 billion.
RiverSource fixed deferred annuity account balances declined 7% to $8.9 billion as of September 30, 2018 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed deferred annuity book is expected to gradually run off and earnings on our fixed deferred annuity business will trend down.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, decreased $14 million, or 8%, to $159 million for the three months ended September 30, 2018 compared to $173 million for the prior year period reflecting a decrease of approximately $8 million from lower invested assets due to fixed annuity net outflows and approximately $6 million from lower earned interest rates.
Premiums increased $5 million, or 21%, to $29 million for the three months ended September 30, 2018 compared to $24 million for the prior year period due to higher sales of immediate annuities with a life contingent feature.
Other revenues increased $6 million, or 4%, to $148 million for the three months ended September 30, 2018 compared to $142 million for the prior year period reflecting an increase in variable annuity guaranteed benefit rider charges driven by higher average fee rates on variable annuity guarantee sales and sales in the prior year where the fees start on the first anniversary date.

AMERIPRISE FINANCIAL, INC.

Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $130 million, or 38%, to $475 million for the three months ended September 30, 2018 compared to $345 million for the prior year period primarily due to the impact of unlocking.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $147 million to $166 million for the three months ended September 30, 2018 compared to $19 million for the prior year period primarily due to the impact of unlocking, which was an $18 million expense for the third quarter of 2018 compared to a $119 million benefit in the prior year period. The unlocking impact for the third quarter of 2018 primarily reflected lower surrender rate and separate account fee assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The unlocking impact for the prior year period primarily reflected a benefit from updates to market-related inputs to our living benefit valuation.
Amortization of DAC decreased $15 million, or 38%, to $25 million for the three months ended September 30, 2018 compared to $40 million for the prior year period primarily reflecting the impact of unlocking, which was a benefit of $17 million for the third quarter of 2018 compared to a benefit of $1 million in the prior year period. The impact of unlocking for the third quarter of 2018 primarily reflected lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking for the prior year period primarily reflected a $10 million benefit from a correction related to a variable annuity model assumption and slightly higher interest rates, largely offset by updates to market-related inputs to the living benefit valuation.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$13	$13	$—	—%
Distribution fees	25	23	2	9
Net investment income	88	86	2	2
Premiums	316	305	11	4
Other revenues	169	51	118	NM
Total revenues	611	478	133	28
Banking and deposit interest expense	—	—	—	—
Total net revenues	611	478	133	28
Expenses
Distribution expenses	17	17	—	—
Interest credited to fixed accounts	52	47	5	11
Benefits, claims, losses and settlement expenses	401	278	123	44
Amortization of deferred acquisition costs	7	13	(6)	(46)
Interest and debt expense	7	7	—	—
General and administrative expense	66	61	5	8
Total expenses	550	423	127	30
Adjusted operating earnings	$61	$55	$6	11%
NM Not Meaningful.
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), increased $6 million, or 11%, to $61 million for the three months ended September 30, 2018 compared to $55 million for the prior year period primarily due to the impact of unlocking and favorable disability income (“DI”) claims, partially offset by a $10 million expense related to a modification of costs within a reinsurance contract and the negative impact of continued low interest rates.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and reinsurance accrual offset to the market impact on indexed universal life benefits, increased $133 million, or 28%, to $611 million for the three months ended September 30, 2018 compared to $478 million for the prior year period primarily due to the impact of unlocking.
Premiums increased $11 million, or 4%, to $316 million for the three months ended September 30, 2018 compared to $305 million for the prior year period due to higher average premium in both auto and home insurance products and higher auto policies in force.
Other revenues increased $118 million to $169 million for the three months ended September 30, 2018 compared to $51 million for the prior year period due to the impact of unlocking, partially offset by a $10 million expense related to a modification of costs within a reinsurance contract. Other revenues for the third quarter of 2018 included a $78 million favorable impact from unlocking compared to a $47 million unfavorable impact in the prior year period. The primary driver of the unlocking impact to other revenues for the third quarter of 2018 was higher projected gains on reinsurance contracts resulting from unfavorable mortality experience on UL and VUL insurance products. The primary driver of the unlocking impact to other revenues for the prior year period was lower projected gains on reinsurance contracts resulting from favorable mortality experience on UL and VUL insurance products.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $127 million, or 30%, to $550 million for the three months ended September 30, 2018 compared to $423 million for the prior year period primarily due to the impact of unlocking.
Benefits, claims, losses and settlement expenses increased $123 million, or 44%, to $401 million for the three months ended September 30, 2018 compared to $278 million for the prior year period primarily due to the impact of unlocking and a $13 million increase in auto and home expenses reflecting a 4% increase in auto policies in force, partially offset by a $5 million decrease in DI claims. The unlocking impact for the third quarter of 2018 was a $101 million expense and primarily reflected unfavorable mortality experience on UL and VUL insurance products. The unlocking impact for the prior year period was a $14 million benefit and primarily reflected favorable mortality experience on UL and VUL insurance contracts.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Net investment income	$20	$22	$(2)	(9)%
Premiums	27	28	(1)	(4)
Other revenues	2	1	1	NM
Total revenues	49	51	(2)	(4)
Banking and deposit interest expense	2	1	1	NM
Total net revenues	47	50	(3)	(6)
Expenses
Distribution expenses	(3)	(2)	(1)	(50)
Benefits, claims, losses and settlement expenses	114	119	(5)	(4)
Amortization of deferred acquisition costs	—	—	—	—
Interest and debt expense	6	6	—	—
General and administrative expense	51	63	(12)	(19)
Total expenses	168	186	(18)	(10)
Adjusted operating loss	$(121)	$(136)	$15	11%
NM Not Meaningful.

AMERIPRISE FINANCIAL, INC.

Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $15 million, or 11%, to $121 million for the three months ended September 30, 2018 compared to $136 million for the prior year period primarily due to a $12 million decrease in general and administrative expense reflecting a $4 million decline in Department of Labor (“DOL”) planning and implementation expenses and lower performance-based compensation.
Our Corporate & Other segment includes our closed block LTC insurance, which had a pretax adjusted operating loss of $53 million for the three months ended September 30, 2018 compared to a loss of $58 million for the prior year period. Our annual review of LTC active life future policy benefit reserve adequacy resulted in loss recognition of $51 million in the third quarter of 2018 compared to $57 million in the prior year period. The loss recognition in both periods was primarily due to unfavorable morbidity experience, partially offset by approved, pending and future expected premium increases.
Our LTC insurance has two distinct blocks. Our older generation nursing home indemnity LTC policies were written between 1989 and 1999 and represent half of our policies. As of September 30, 2018, this block had approximately $90 million in gross in-force annual premium and future policyholder benefits and claim reserves of $1.3 billion, net of reinsurance, which was 56% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 81 and the average attained age of policyholders on claim is 87. Fifty-five percent of the policies in this block have lifetime benefits.
Our second generation comprehensive reimbursement LTC polices were written from 1997 until 2002. This block has higher premiums per policy than the nursing home indemnity LTC policies. Thirty-eight percent of the policies in this block have lifetime benefits. The average attained age is 75 overall and the average age of those on claim is 83 for this block. As of September 30, 2018, this block had approximately $116 million in gross in-force annual premium and future policyholder benefits and claim reserves of $1.0 billion, net of reinsurance.
We utilize three primary levers to manage our LTC business. First, we have taken an active approach to steadily increasing rates since 2005, with cumulative rate increases of 139% on our nursing home indemnity LTC block and 64% on our comprehensive reimbursement LTC block. Second, we have a reserving process that reflects the policy features and risk characteristics of our blocks. As of December 31, 2017, we had 29,000 policies that were closed with claim activity, as well as 8,000 open claims. We apply this experience to our in-force policies, which were 112,000 as of December 31, 2017, at a very granular level by issue year, attained age and benefit features. Our statutory reserves are approximately $370 million higher than our GAAP reserves and includes margins for key assumptions like morbidity and mortality, as well as $180 million in asset adequacy reserves. Lastly, we have prudently managed our investment portfolio by maintaining a liquid, investment grade portfolio that is currently in a net unrealized gain position.
Further discussion of our LTC business and review process of reserves is included in our 2017 10-K.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Nine Months Ended September 30, 2018 and 2017
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$5,099	$4,694	$405	9%
Distribution fees	1,403	1,301	102	8
Net investment income	1,201	1,154	47	4
Premiums	1,063	1,035	28	3
Other revenues	950	802	148	18
Total revenues	9,716	8,986	730	8
Banking and deposit interest expense	60	34	26	76
Total net revenues	9,656	8,952	704	8
Expenses
Distribution expenses	2,727	2,504	223	9
Interest credited to fixed accounts	499	509	(10)	(2)
Benefits, claims, losses and settlement expenses	1,858	1,652	206	12
Amortization of deferred acquisition costs	180	189	(9)	(5)
Interest and debt expense	181	154	27	18
General and administrative expense	2,379	2,325	54	2
Total expenses	7,824	7,333	491	7
Pretax income	1,832	1,619	213	13
Income tax provision	273	316	(43)	(14)
Net income	$1,559	$1,303	$256	20%
Overall
Pretax income increased $213 million, or 13%, to $1.8 billion for the nine months ended September 30, 2018 compared to $1.6 billion for the prior year period primarily reflecting equity market appreciation, wrap account net inflows, a positive impact from higher short-term interest rates and a decrease in the unfavorable market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), partially offset by the impact of unlocking, the cumulative impact of asset management net outflows and an increase in general and administrative expense. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $130 million for the nine months ended September 30, 2018 compared to an expense of $198 million for the prior year period.
See our Consolidated Results of Operations for the three months ended September 30, 2018 and 2017 for a table and discussion of total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.
Net Revenues
Net revenues increased $704 million, or 8%, to $9.7 billion for the nine months ended September 30, 2018 compared to $9.0 billion for the prior year period.
Management and financial advice fees increased $405 million, or 9%, to $5.1 billion for the nine months ended September 30, 2018 compared to $4.7 billion for the prior year period primarily due to an increase in AUM. Average AUM increased $55.5 billion, or 8%, compared to the prior year period primarily due to equity market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees increased $102 million, or 8%, to $1.4 billion for the nine months ended September 30, 2018 compared to $1.3 billion for the prior year period reflecting equity market appreciation and higher earnings on brokerage cash due to an increase in short-term interest rates, partially offset by a $30 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, which we completed during the first quarter of 2017.

AMERIPRISE FINANCIAL, INC.

Net investment income increased $47 million, or 4%, to $1.2 billion for the nine months ended September 30, 2018 compared to the prior year period primarily due to a $22 million increase in net investment income from CIEs and a $35 million favorable change in the market impact of hedges on investments, partially offset by a $20 million decrease in net realized investment gains.
Premiums increased $28 million, or 3%, to $1.1 billion for the nine months ended September 30, 2018 compared to $1.0 billion for the prior year period primarily due to higher average premium in both auto and home insurance products and higher auto policies in force.
Other revenues increased $148 million, or 18%, to $950 million for the nine months ended September 30, 2018 compared to $802 million for the prior year period primarily due to the impact of unlocking and an increase in variable annuity guaranteed benefit rider charges, partially offset by a $10 million expense related to a modification of costs within a reinsurance contract.
Banking and deposit interest expense increased $26 million, or 76%, to $60 million for the nine months ended September 30, 2018 compared to $34 million for the prior year period due to higher average crediting rates on certificates, as well as higher average certificate balances.
Expenses
Total expenses increased $491 million, or 7%, to $7.8 billion for the nine months ended September 30, 2018 compared to $7.3 billion for the prior year period.
Distribution expenses increased $223 million, or 9%, to $2.7 billion for the nine months ended September 30, 2018 compared to $2.5 billion for the prior year period reflecting higher advisor compensation due to equity market appreciation and wrap account net inflows, partially offset by asset management net outflows and a $16 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts.
Benefits, claims, losses and settlement expenses increased $206 million, or 12%, to $1.9 billion for the nine months ended September 30, 2018 compared to $1.7 billion for the prior year period primarily reflecting the following items:

•	The impact of unlocking was an expense of $113 million for the nine months ended September 30, 2018 compared to a benefit of $139 million for the prior year period.

•	A $27 million increase in auto and home expenses due to a 4% increase in auto policies in force and a higher non-catastrophe loss ratio, partially offset by lower catastrophe losses.

•	An $18 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.

•
A $62 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $60 million for the nine months ended September 30, 2018 compared to an unfavorable impact of $122 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $19 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $174 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $151 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $4 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the nine months ended September 30, 2018 compared to an expense in the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2018 compared to the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the nine months ended September 30, 2018 compared to a benefit for the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Interest and debt expense increased $27 million, or 18%, to $181 million for the nine months ended September 30, 2018 compared to $154 million for the prior year period due to an increase in interest expense from CIEs.

AMERIPRISE FINANCIAL, INC.

General and administrative expense increased $54 million, or 2%, to $2.4 billion for the nine months ended September 30, 2018 compared to $2.3 billion for the prior year period primarily due to expenses related to acquisitions, a $13 million negative foreign currency translation impact and investments for business growth, partially offset by a $16 million decline in DOL planning and implementation expenses and a $9 million expense in the prior year period related to the renegotiation of a vendor arrangement.
Income Taxes
Our effective tax rate was 14.9% for the nine months ended September 30, 2018 compared to 19.5% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Nine Months Ended September 30, 2018 and 2017
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Advice & Wealth Management
Net revenues	$4,608	$4,107
Expenses	3,587	3,269
Adjusted operating earnings	$1,021	$838
Asset Management
Net revenues	$2,305	$2,256
Expenses	1,730	1,726
Adjusted operating earnings	$575	$530
Annuities
Net revenues	$1,863	$1,861
Expenses	1,449	1,299
Adjusted operating earnings	$414	$562
Protection
Net revenues	$1,663	$1,516
Expenses	1,487	1,347
Adjusted operating earnings	$176	$169
Corporate & Other
Net revenues	$160	$162
Expenses	402	454
Adjusted operating loss	$(242)	$(292)
See our Results of Operations by Segment for the three months ended September 30, 2018 and 2017 for a table and discussion of total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.

AMERIPRISE FINANCIAL, INC.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2018	2017
	(in billions)
Beginning balance	$248.2	$201.1
Inflows from acquisition (1)	—	0.7
Other net flows	16.6	13.8
Net flows	16.6	14.5
Market appreciation (depreciation) and other	7.4	19.6
Ending balance	$272.2	$235.2

Advisory wrap account assets ending balance (2)	$269.7	$233.0
Average advisory wrap account assets (3)	$256.0	$216.2

(1)	Inflows associated with acquisition that closed during the period.

(2)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(3)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $24.0 billion, or 10%, during the nine months ended September 30, 2018 due to net inflows of $16.6 billion and market appreciation and other of $7.4 billion. Average advisory wrap account assets increased $39.8 billion, or 18%, compared to the prior year period reflecting net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$2,628	$2,298	$330	14%
Distribution fees	1,677	1,541	136	9
Net investment income	223	174	49	28
Other revenues	140	128	12	9
Total revenues	4,668	4,141	527	13
Banking and deposit interest expense	60	34	26	76
Total net revenues	4,608	4,107	501	12
Expenses
Distribution expenses	2,633	2,379	254	11
Interest and debt expense	8	7	1	14
General and administrative expense	946	883	63	7
Total expenses	3,587	3,269	318	10
Adjusted operating earnings	$1,021	$838	$183	22%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $183 million, or 22%, to $1.0 billion for the nine months ended September 30, 2018 compared to $838 million for the prior year period reflecting wrap account net inflows, equity market appreciation, higher earnings on brokerage cash and increased transactional activity, partially offset by higher general and administrative expense. Pretax adjusted operating margin was 22.2% for the nine months ended September 30, 2018 compared to 20.4% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $501 million, or 12%, to $4.6 billion for the nine months ended September 30, 2018 compared to $4.1 billion for the prior year period. Adjusted operating net revenue per advisor increased to $465,000 for the nine months ended September 30, 2018, up 10%, from $423,000 for the prior year period.

AMERIPRISE FINANCIAL, INC.

Management and financial fees increased $330 million, or 14%, to $2.6 billion for the nine months ended September 30, 2018 compared to $2.3 billion for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $39.8 billion, or 18%, compared to the prior year period reflecting net inflows and market appreciation.
Distribution fees increased $136 million, or 9%, to $1.7 billion for the nine months ended September 30, 2018 compared to $1.5 billion for the prior year period reflecting higher earnings on brokerage cash due to an increase in short-term interest rates, increased transactional activity and the IPI acquisition, partially offset by a $30 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts.
Net investment income increased $49 million, or 28%, to $223 million for the nine months ended September 30, 2018 compared to $174 million for the prior year period primarily due to higher investment yields on assets related to certificates and higher invested balances due to certificate net inflows.
Banking and deposit interest expense increased $26 million, or 76%, to $60 million for the nine months ended September 30, 2018 compared to $34 million for the prior year period due to higher client crediting rates on certificates, as well as higher average certificate balances.
Expenses
Total expenses increased $318 million, or 10%, to $3.6 billion for the nine months ended September 30, 2018 compared to $3.3 billion for the prior year period.
Distribution expenses increased $254 million, or 11%, to $2.6 billion for the nine months ended September 30, 2018 compared to $2.4 billion for the prior year period reflecting higher advisor compensation due to equity market appreciation and wrap account net inflows, increased transactional activity, the IPI acquisition and investments in recruiting experienced advisors, partially offset by a $16 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts.
General and administrative expense increased $63 million, or 7%, to $946 million for the nine months ended September 30, 2018 compared to $883 million for the prior year period primarily due to the IPI acquisition, higher volume-related expenses, higher staffing costs and investments in business growth.
Asset Management
The following table presents global managed assets by type:

	September 30,		Change		Average(1)		Change
					Nine Months Ended September 30,
	2018	2017			2018	2017
	(in billions)
Equity	$273.8	$265.8	$8.0	3%	$273.4	$254.3	$19.1	8%
Fixed income	167.8	178.0	(10.2)	(6)	170.9	177.3	(6.4)	(4)
Money market	5.5	5.9	(0.4)	(7)	5.8	5.9	(0.1)	(2)
Alternative	3.4	6.5	(3.1)	(48)	4.8	7.0	(2.2)	(31)
Hybrid and other	34.9	27.8	7.1	26	34.5	26.1	8.4	32
Total managed assets	$485.4	$484.0	$1.4	—%	$489.4	$470.6	$18.8	4%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in global managed assets:

	Nine Months Ended September 30,
	2018	2017
	(in billions)
Global Retail Funds
Beginning assets	$287.8	$259.9
Inflows	39.6	38.0
Outflows	(47.0)	(45.7)
Net VP/VIT fund flows	(2.3)	(2.5)
Net new flows	(9.7)	(10.2)
Reinvested dividends	4.0	3.3
Net flows	(5.7)	(6.9)
Distributions	(4.9)	(4.1)
Market appreciation (depreciation) and other (1)	10.6	28.5
Foreign currency translation (2)	(1.4)	3.4
Total ending assets	286.4	280.8

Global Institutional
Beginning assets	206.8	194.5
Inflows	16.8	18.9
Outflows (1)	(27.6)	(31.0)
Net flows	(10.8)	(12.1)
Market appreciation (depreciation) and other (3)	5.7	13.9
Foreign currency translation (2)	(2.7)	6.9
Total ending assets	199.0	203.2
Total managed assets	$485.4	$484.0
Total net flows (1)	$(16.5)	$(19.0)

Former Parent Company Related (4)
Retail net new flows	$(1.5)	$(2.3)
Institutional net new flows (1)	(3.6)	(10.4)
Total net new flows (1)	$(5.1)	$(12.7)
(1) Amounts for the second quarter of 2018 were restated to correct an error related to former parent company managed assets. The change was a decrease to retail fund market appreciation and other of $230 million and a decrease to institutional outflows of $230 million, which was also reflected in former parent company related institutional net new flows. There were no changes in total managed assets.
(2) Amounts represent local currency to US dollar translation for reporting purposes.
(3) Includes $(0.1) billion and $0.3 billion for the total change in Affiliated General Account Assets during the nine months ended September 30, 2018 and 2017, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
Total segment AUM decreased $9.2 billion, or 2%, during the nine months ended September 30, 2018 driven by net outflows of $16.5 billion, retail fund distributions of $4.9 billion and a negative impact of foreign currency translation, partially offset by market appreciation. Total segment AUM net outflows included $5.1 billion of outflows of former parent-related assets.
Global retail net outflows of $5.7 billion for the nine months ended September 30, 2018 included $2.3 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and $1.5 billion of outflows from former parent-related assets.
Global institutional net outflows of $10.8 billion for the nine months ended September 30, 2018 included $3.6 billion of outflows from former parent-related assets and $2.3 billion of CLO redemptions. Third party institutional outflows were elevated and reflect lower sales and higher redemptions of equity and fixed income mandates.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$1,938	$1,884	$54	3%
Distribution fees	332	344	(12)	(3)
Net investment income	17	16	1	6
Other revenues	18	12	6	50
Total revenues	2,305	2,256	49	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,305	2,256	49	2
Expenses
Distribution expenses	734	749	(15)	(2)
Amortization of deferred acquisition costs	10	12	(2)	(17)
Interest and debt expense	17	16	1	6
General and administrative expense	969	949	20	2
Total expenses	1,730	1,726	4	—
Adjusted operating earnings	$575	$530	$45	8%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $45 million, or 8%, to $575 million for the nine months ended September 30, 2018 compared to $530 million for the prior year period primarily due to equity market appreciation, partially offset by the cumulative impact of net outflows and a $15 million decrease in revenues from CLO unwinds, net of related compensation.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $49 million, or 2%, to $2.3 billion for the nine months ended September 30, 2018 compared to the prior year period.
Management and financial advice fees increased $54 million, or 3%, to $1.9 billion for the nine months ended September 30, 2018 compared to the prior year period driven by equity market appreciation, a $20 million positive foreign currency translation impact and the Lionstone Investments acquisition, partially offset by cumulative net outflows from former parent-related assets and higher fee yielding retail funds and a $16 million decrease in incentive fees from CLO unwinds. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 14% for the nine months ended September 30, 2018 compared to the prior year period.
Distribution fees decreased $12 million, or 3%, to $332 million for the nine months ended September 30, 2018 compared to $344 million for the prior year period primarily due to asset management net outflows and an $11 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees in the first quarter of 2017, partially offset by equity market appreciation.
Expenses
Distribution expenses decreased $15 million, or 2%, to $734 million for the nine months ended September 30, 2018 compared to $749 million for the prior year period primarily due to asset management net outflows and an $11 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees in the first quarter of 2017, partially offset by equity market appreciation.
General and administrative expense increased $20 million, or 2%, to $969 million for the nine months ended September 30, 2018 compared to $949 million for the prior year period reflecting a $13 million negative foreign currency translation impact, a $22 million increase related to the Lionstone Investments acquisition, higher regulatory-related expenses in EMEA and investments in growth initiatives, partially offset by lower compensation related to CLO unwinds, lower performance based compensation and disciplined expense management.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$603	$586	$17	3%
Distribution fees	265	257	8	3
Net investment income	484	527	(43)	(8)
Premiums	80	84	(4)	(5)
Other revenues	431	407	24	6
Total revenues	1,863	1,861	2	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,863	1,861	2	—
Expenses
Distribution expenses	330	314	16	5
Interest credited to fixed accounts	345	357	(12)	(3)
Benefits, claims, losses and settlement expenses	474	311	163	52
Amortization of deferred acquisition costs	124	135	(11)	(8)
Interest and debt expense	29	26	3	12
General and administrative expense	147	156	(9)	(6)
Total expenses	1,449	1,299	150	12
Adjusted operating earnings	$414	$562	$(148)	(26)%
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization) and the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), decreased $148 million, or 26%, to $414 million for the nine months ended September 30, 2018 compared to $562 million for the prior year period primarily due to the impact of unlocking, lower investment income, variable annuity net outflows and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance, partially offset by equity market appreciation.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $37 million ($10 million for DAC, $3 million for DSIC and $24 million for insurance features in non-traditional long duration contracts) for the nine months ended September 30, 2018 compared to a benefit of $61 million ($25 million for DAC, $6 million for DSIC and $30 million for insurance features in non-traditional long duration contracts) for the prior year period.
Net Revenues
Management and financial advice fees increased $17 million, or 3%, to $603 million for the nine months ended September 30, 2018 compared to $586 million for the prior year period due to higher fees on variable annuities driven by higher average separate account balances. Average variable annuity account balances increased $2.6 billion, or 4%, from the prior year period due to equity market appreciation partially offset by net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $43 million, or 8%, to $484 million for the nine months ended September 30, 2018 compared to $527 million for the prior year period reflecting a decrease of approximately $24 million from lower invested assets due to fixed annuity net outflows and approximately $19 million from lower earned interest rates.
Other revenues increased $24 million, or 6%, to $431 million for the nine months ended September 30, 2018 compared to $407 million for the prior year period reflecting an increase in variable annuity guaranteed benefit rider charges driven by higher average fee rates on variable annuity guarantee sales and sales in the prior year where the fees start on the first anniversary date.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $150 million, or 12%, to $1.4 billion for the nine months ended September 30, 2018 compared to $1.3 billion for the prior year period primarily due to the impact of unlocking.

AMERIPRISE FINANCIAL, INC.

Distribution expenses increased $16 million, or 5%, to $330 million for the nine months ended September 30, 2018 compared to $314 million for the prior year period primarily reflecting equity market appreciation, partially offset by variable annuity net outflows.
Interest credited to fixed accounts decreased $12 million, or 3%, to $345 million for the nine months ended September 30, 2018 compared to $357 million for the prior year period due to lower average fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $163 million, or 52%, to $474 million for the nine months ended September 30, 2018 compared to $311 million for the prior year period due to the impact of unlocking, a $9 million decrease in the favorable impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance and an $18 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges. The impact of unlocking was an $18 million expense for the nine months ended September 30, 2018 compared to a $119 million benefit in the prior year period.
Amortization of DAC decreased $11 million, or 8%, to $124 million for the nine months ended September 30, 2018 compared to $135 million for the prior year period primarily reflecting the following items:

•	The impact of unlocking was a benefit of $17 million for the nine months ended September 30, 2018 compared to a benefit of $1 million for the prior year period.

•	The positive impact on DAC from lower than expected lapses on variable annuities was $7 million.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $10 million for the nine months ended September 30, 2018 compared to a benefit of $25 million for the prior year period.

Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$40	$39	$1	3%
Distribution fees	74	70	4	6
Net investment income	259	253	6	2
Premiums	928	896	32	4
Other revenues	362	258	104	40
Total revenues	1,663	1,516	147	10
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,663	1,516	147	10
Expenses
Distribution expenses	52	50	2	4
Interest credited to fixed accounts	149	138	11	8
Benefits, claims, losses and settlement expenses	1,019	888	131	15
Amortization of deferred acquisition costs	59	70	(11)	(16)
Interest and debt expense	20	19	1	5
General and administrative expense	188	182	6	3
Total expenses	1,487	1,347	140	10
Adjusted operating earnings	$176	$169	$7	4%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), increased $7 million, or 4%, to $176 million for the nine months ended September 30, 2018 compared to $169 million for the prior year period primarily due to the impact of unlocking and favorable DI claims, partially offset by a $10 million expense related to a modification of costs within a reinsurance contract, unfavorable life claims and the negative impact of continued low interest rates.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance

AMERIPRISE FINANCIAL, INC.

accrual) and the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, increased $147 million, or 10%, to $1.7 billion for the nine months ended September 30, 2018 compared to $1.5 billion for the prior year period.
Premiums increased $32 million, or 4%, to $928 million for the nine months ended September 30, 2018 compared to $896 million for the prior year period due to higher average premium in both auto and home insurance products and higher auto policies in force.
Other revenues increased $104 million, or 40%, to $362 million for the nine months ended September 30, 2018 compared to $258 million for the prior year period primarily due to the impact of unlocking, partially offset by a $10 million expense related to a modification of costs within a reinsurance contract and higher cost of reinsurance for life insurance products. Other revenues for the nine months ended September 30, 2018 included a $78 million favorable impact from unlocking compared to a $47 million unfavorable impact in the prior year period.
Expenses
Total expenses, which exclude the market impact on indexed universal life benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $140 million, or 10%, to $1.5 billion for the nine months ended September 30, 2018 compared to $1.3 billion for the prior year period.
Benefits, claims, losses and settlement expenses increased $131 million, or 15%, to $1.0 billion for the nine months ended September 30, 2018 compared to $888 million for the prior year period primarily due to the following items:

•	The impact of unlocking was an expense of $101 million for the nine months ended September 30, 2018 compared to a benefit of $14 million for the prior year period.

•
A $27 million increase in auto and home expenses due to a 4% increase in auto policies in force and a higher non-catastrophe loss ratio, partially offset by lower catastrophe losses. Catastrophe losses (net of the impact of reinsurance), which were higher than anticipated in both periods due to storms, were $70 million for the nine months ended September 30, 2018 compared to $84 million for the prior year period. Our reinsurance program resulted in ceded losses of approximately $15 million for the nine months ended September 30, 2018 compared to $82 million for the prior year period. The benefit from our catastrophe reinsurance program was lower as year-to-date catastrophe losses have not yet exceeded the applicable retention limits of our reinsurance arrangements.

•	A $15 million decrease in DI claims, partially offset by a $4 million increase in life claims.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Net investment income	$80	$79	$1	1%
Premiums	80	81	(1)	(1)
Other revenues	4	4	—	—
Total revenues	164	164	—	—
Banking and deposit interest expense	4	2	2	NM
Total net revenues	160	162	(2)	(1)
Expenses
Distribution expenses	(8)	(7)	(1)	(14)
Benefits, claims, losses and settlement expenses	235	239	(4)	(2)
Amortization of deferred acquisition costs	—	—	—	—
Interest and debt expense	18	20	(2)	(10)
General and administrative expense	157	202	(45)	(22)
Total expenses	402	454	(52)	(11)
Adjusted operating loss	$(242)	$(292)	$50	17%
NM Not Meaningful.

AMERIPRISE FINANCIAL, INC.

Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs.
Our Corporate & Other segment pretax adjusted operating loss decreased $50 million, or 17%, to $242 million for the nine months ended September 30, 2018 compared to $292 million for the prior year period primarily due to a $45 million decrease in general and administrative expense reflecting a $16 million decline in DOL planning and implementation expenses, lower performance-based compensation and a $9 million expense in the prior year period related to the renegotiation of a vendor arrangement.
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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities, certificate of deposits and commercial mortgage loans in our investment portfolio that may generate proceeds to reinvest through September 30, 2020 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $5.3 billion and 3.7%, respectively, as of September 30, 2018. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.2 billion and had a weighted average yield of 3.0% as of September 30, 2018. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2018 was approximately 3.1%.
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
The variable annuity guarantees continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. Our comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. We use various options (equity index, interest rate swaptions, etc.), swaps (interest rate, total return, etc.) and futures to manage risk exposures. The exposures are measured and monitored daily, and adjustments to the hedge portfolio are made as necessary.

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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2018:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(270)	$4	$(266)
DAC and DSIC amortization (2)(3)	(123)	—	(123)
Variable annuity riders:
GMDB and GMIB (3)	(29)	—	(29)
GMWB (3)(4)	(373)	231	(142)
GMAB	(16)	17	1
DAC and DSIC amortization (4)	N/A	N/A	(8)
Total variable annuity riders	(418)	248	(178)
Macro hedge program (5)	—	39	39
Indexed annuities	2	(2)	—
Certificates	4	(4)	—
Indexed universal life insurance	76	(72)	4
Total	$(729)	$213	$(524)

AMERIPRISE FINANCIAL, INC.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(56)	$—	$(56)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	766	(532)	234
GMAB	14	(9)	5
DAC and DSIC amortization (4)	N/A	N/A	(37)
Total variable annuity riders	780	(541)	202
Macro hedge program (5)	—	1	1
Indexed annuities	—	—	—
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	65	—	65
Brokerage client cash balances	107	—	107
Certificates	12	—	12
Indexed universal life insurance	121	3	124
Total	$1,029	$(537)	$455
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, indexed annuities and indexed universal life insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2018. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $261 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2018 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the nine months ended September 30, 2018. At September 30, 2018 and December 31, 2017, we had $2.4 billion and $2.5 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $750 million that expires in October 2022. Under the terms of the credit agreement, we can increase this facility to $1 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2018, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at September 30, 2018.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both September 30, 2018 and December 31, 2017 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $151 million and $150 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities, as of September 30, 2018 and December 31, 2017, respectively. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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

AMERIPRISE FINANCIAL, INC.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
RiverSource Life (1)(2)	$2,883	$2,451	N/A	$562
RiverSource Life of NY (1)(2)	245	269	N/A	36
IDS Property Casualty (1)(3)	781	781	$230	214
Ameriprise Insurance Company (1)(3)	49	48	3	3
ACC(4)(5)	415	365	393	343
Threadneedle Asset Management Holdings Sàrl (6)	222	426	177	170
Ameriprise National Trust Bank (7)	23	22	10	10
AFSI (3)(4)	125	63	#	#
Ameriprise Captive Insurance Company (3)	56	51	11	8
Ameriprise Trust Company (3)	32	31	29	27
AEIS (3)(4)	167	125	24	22
RiverSource Distributors, Inc. (3)(4)	13	12	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	18	16	#	#
Investment Professionals, Inc.	6	2	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2018 and December 31, 2017.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at September 30, 2018 represent calculations at December 31, 2017 of the rule based requirements, as specified by FCA regulations.

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
During the nine months ended September 30, 2018, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.7 billion (including $550 million from RiverSource Life) and contributed cash to its subsidiaries of $39 million. During the nine months ended September 30, 2017, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.4 billion (including $700 million from RiverSource Life) and contributed cash to its subsidiaries of $64 million.
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

AMERIPRISE FINANCIAL, INC.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $388 million and $379 million for the nine months ended September 30, 2018 and 2017, respectively. On October 23, 2018, we announced a quarterly dividend of $0.90 per common share. The dividend will be paid on November 16, 2018 to our shareholders of record at the close of business on November 5, 2018.
In April 2017, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through June 30, 2019. As of September 30, 2018, we had $944 million remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2018, we repurchased a total of 7.7 million shares of our common stock at an average price of $147.86 per share.
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
Operating Activities
Net cash provided by operating activities decreased $70 million to $1.1 billion for the nine months ended September 30, 2018 compared to $1.2 billion for the prior year period primarily due to a $441 million decrease in cash from changes in brokerage deposits and higher net cash outflows related to derivatives, partially offset by a $348 million increase in cash from changes in restricted and segregated investments and a decrease in cash outflows from changes in receivables.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities increased $243 million to $349 million for the nine months ended September 30, 2018 compared to $106 million for the prior year period primarily due to a $2.7 billion increase in cash used for purchases of Available-for-Sale securities, partially offset by a $1.5 billion increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, a $396 million increase in proceeds from sales, maturities and collections of other investments and a $598 million increase in cash from net changes in investments of CIEs.
Financing Activities
Net cash used in financing activities decreased $82 million to $1.2 billion for the nine months ended September 30, 2018 compared to $1.3 billion for the prior year period primarily due to a $566 million increase in borrowings by CIEs, a $506 million increase in net cash inflows related to investment certificates and a $119 million increase in cash received from purchased options with deferred premiums, partially offset by a $1.1 billion increase in repayments of debt by CIEs.
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

•
experience deviations from the Company’s assumptions regarding morbidity, mortality, persistency and premium rate increases in certain annuity and insurance products (including, but not limited to, variable annuities and long term care policies), or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders, or from assumptions regarding interest rates or asset yield assumed in the Company's loss recognition testing of its long term care business, or from assumptions regarding anticipated claims and losses relating to the Company’s auto and home insurance products;

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

AMERIPRISE FINANCIAL, INC.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2018.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2018:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2018
Share repurchase program (1)	584,501	$143.56	584,501	$1,213,336,723
Employee transactions (2)	36,533	$143.42	N/A	N/A

August 1 to August 31, 2018
Share repurchase program (1)	949,559	$141.13	949,559	$1,079,328,175
Employee transactions (2)	6,262	$142.18	N/A	N/A

September 1 to September 30, 2018
Share repurchase program (1)	925,447	$145.84	925,447	$944,357,068
Employee transactions (2)	39,877	$145.31	N/A	N/A

Totals
Share repurchase program (1)	2,459,507	$143.48	2,459,507
Employee transactions (2)	82,672	$144.24	N/A
	2,542,179		2,459,507
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

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on May 1, 2014).
3.2	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 5, 2018).
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
101
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2018 and 2017; (iii) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 5, 2018	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and
Chief Financial Officer

Date:	November 5, 2018	By:	/s/ David K. Stewart
David K. Stewart
Senior Vice President and Controller
(Principal Accounting Officer)