Form 10-K
period 2018-12-31
AMERIPRISE FINANCIAL INC
filed 2019-02-27
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value, as of June 30, 2018, of voting shares held by non-affiliates of the registrant was approximately $19.9 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2019
Common Stock (par value $.01 per share)	135,496,261 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 24, 2019 (“Proxy Statement”).

AMERIPRISE FINANCIAL, INC.
FORM 10-K

PART I.
Item 1. Business
Overview
Ameriprise is a diversified financial services company with a more than 120-year history of providing solutions to help clients confidently achieve their financial objectives. Ameriprise Financial, Inc. is a holding company incorporated in Delaware that primarily engages in business through its subsidiaries. Accordingly, references to “Ameriprise,” “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries. Our headquarters is located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474. We also maintain executive offices in New York City.
We are a long-standing leader in financial planning and advice with $823 billion in assets under management and administration as of December 31, 2018. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives. Our strategy is centered on helping our clients confidently achieve their goals by providing holistic advice and by managing and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.
Wealth Management
Our wealth management capabilities are centered on the long-term, personal relationships between our clients and our financial advisors (our “advisors”). Through our advisors, we offer financial planning and advice, as well as banking and full-service brokerage services, primarily to retail clients through our affiliated advisors. These products and services are designed to be used as solutions for our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. The financial product solutions we offer through our advisors include both our own products and services and the products of other companies. Our advisor network is the primary channel through which we offer our own life and disability income insurance, annuity products and services, and a range of banking products. Our focus on personal relationships, as demonstrated by our exclusive Confident Retirement® approach to financial planning, allows us to address our clients’ evolving financial and retirement-related needs to help them live brilliantly, now and in the future. Over the years we have evolved our target market to move more upmarket as we respond to the needs of our clients. We currently view our primary target market segment as the mass affluent and affluent (which we define as households with investable assets of more than $100,000), and increasingly those with $500,000 to $5,000,000 in investable assets.
Our network of approximately 10,000 advisors is the primary means through which we engage in our wealth management activities. We offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in serving their clients. Our nationally recognized brand combined with our practice vision, local marketing and field support, integrated operating platform, practice expansion and succession opportunities and comprehensive set of products and solutions create a compelling value proposition for financial advisors, as evidenced by our strong advisor retention rate and our ability to attract and retain experienced and productive advisors. We continuously invest in, develop, and refine capabilities and tools designed to maximize advisor productivity and client satisfaction.
We are in a compelling position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the U.S., the ongoing transition of baby boomers into retirement continues to drive demand for financial advice and solutions. In addition, the amount of investable assets held by mass affluent and affluent households (our target market) has grown and now accounts for over half of U.S. investable assets. We believe our differentiated financial planning model, broad range of products and solutions, and demonstrated financial strength throughout the economic and market uncertainty of recent years position us to capitalize on these trends and best serve our clients in achieving their goals.
Asset Management
Our asset management capabilities (represented by the Columbia Threadneedle Investments® brand) are global in scale. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor channel. Our underlying asset management philosophy is rooted in delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 101 of our mutual funds being rated as four- and five-star funds by Morningstar.
We are positioned to continue to grow our assets under management in the long-term and strengthen our asset management offerings to existing and new clients. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also have the capability to leverage our existing strengths in order to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East, South America and Africa. In addition, we continue to identify and pursue opportunities to leverage the collective capabilities of our global asset management business in order to enhance our current range of investment solutions, develop new solutions and investment management strategies that are responsive to client demand in an increasingly complex marketplace, and maximize the distribution capabilities of our global business.

Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environment in which we operate is subject to elevated uncertainty and substantial and frequent change. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed below in Item 1A of this Annual Report on Form 10-K - “Risk Factors”, and other factors as discussed herein.
The financial results from the businesses underlying our go-to-market approaches are reflected in our five operating segments:

•	Advice & Wealth Management;

•	Asset Management;

•	Annuities;

•	Protection; and

•	Corporate & Other.
As a diversified financial services firm, we believe our ability to gather assets across the enterprise is best measured by our assets under management and administration metric. At December 31, 2018, we had $823 billion in assets under management and administration compared to $897 billion as of December 31, 2017. For a more detailed discussion of assets under management and administration see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
The following chart shows how we have executed on our strategy to shift our business mix toward lower capital, fee-based business in Advice & Wealth Management and Asset Management and that Advice & Wealth Management now represents nearly half of our pretax adjusted operated earnings. This chart shows our current business mix through the contributions of each segment to our pretax adjusted operating earnings (excluding Corporate & Other segment) as well as a historical comparison.

Our Principal Brands
We utilize multiple brands for the products and services offered by our businesses. We believe that using distinct brands for these products and services allows us to differentiate them in the marketplace.

We use the Ameriprise Financial® brand as our enterprise brand, as well as the name of our advisor network and certain of our retail products and services. The retail products and services that use the Ameriprise Financial brand include those that we provide through our advisors (e.g., financial planning, investment advisory accounts, retail brokerage services and banking products) and products and services that we market directly to consumers or through affinity groups (e.g., personal auto and home).

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

History and Development
Our company has a more than 120-year history of providing solutions to help clients confidently achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments. By 1937, Investors Syndicate had expanded its product offerings through Federal Housing Authority mortgages, and later, mutual funds, by establishing Investors Mutual, one of the pioneers in the mutual fund industry. In 1949, Investors Syndicate was renamed Investors Diversified Services, Inc., or IDS. In 1957, IDS added life insurance products, and later, annuity products, through IDS Life Insurance Company (now known as “RiverSource Life Insurance Company”). In 1972, IDS began to expand its network by delivering investment products directly to clients of unaffiliated financial institutions. IDS also introduced its comprehensive financial planning processes to clients, integrating the identification of client needs with the products and services to address those needs in the 1970s, and it introduced fee-based planning in the 1980s.
In 1979, IDS became a wholly owned subsidiary of Alleghany Corporation pursuant to a merger. In 1983, our company was formed as a Delaware corporation in connection with American Express’ acquisition of IDS Financial Services from Alleghany Corporation in 1984. We changed our name to “American Express Financial Corporation” (“AEFC”) and began marketing our products and services under the American Express brand in 1994. To provide retail clients with a more comprehensive set of products and services, we significantly expanded our offering of non-proprietary mutual funds in the late 1990s and in 2003, we acquired the business of Threadneedle Asset Management Holdings.
On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders, at which time we became an independent, publicly traded company and changed our name to “Ameriprise Financial, Inc.” In 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc. and J. & W. Seligman & Co. Incorporated. In 2010, we completed the acquisition of the long-term asset management business of Columbia Management from Bank of America, which significantly enhanced the scale and performance of our retail mutual fund and institutional asset management businesses. In 2016, we completed the acquisition of Emerging Global Advisors, LLC, a registered investment advisor and provider of strategic beta portfolios based on emerging markets. In 2017, we acquired Investment Professionals, Inc. (“IPI”), an independent broker-dealer specializing in the on-site delivery of investment programs for financial institutions, including banks and credit unions that gives us scale entry into the bank channel. In 2017 we also acquired Lionstone Partners, LLC (“Lionstone Investments”), a leading national real estate investment firm, specializing in investment strategies based upon proprietary analytics that expands our real estate capabilities. This inorganic growth has allowed us to significantly enhance the scale, performance, and product offerings of our brokerage, financial planning, retail mutual funds and institutional asset management business in order to best serve our clients.
In 2006, we sold our large-scale retirement plan recordkeeping business to Wachovia Bank, N.A. (now Wells Fargo Bank, N.A.). We initiated the disposition of our institutional trust and custody business in 2008 to J.P. Morgan Chase Bank, N.A. and completed that restructuring in early 2009. In 2011, we completed the sale of Securities America Financial Corporation and its subsidiaries to Ladenburg Thalmann Financial Services, Inc.
In January 2013, we completed the conversion of our federal savings bank subsidiary, Ameriprise Bank, FSB, to a limited powers national trust bank now known as Ameriprise National Trust Bank. In connection with this 2013 conversion, we terminated deposit-taking and credit-originating activities of Ameriprise Bank. In 2018, we made the strategic decision to seek to expand the banking products and services we can provide directly to our clients, and commenced the ongoing process to convert Ameriprise National Trust Bank into a federal savings bank with the capabilities to offer FDIC insured deposits and a range of lending products.
Our Organization
The following is a depiction of the organizational structure for our company, showing the primary subsidiaries through which we operate our businesses. The current legal entity names are provided for each subsidiary.

Ameriprise Financial, Inc.
Ameriprise Bank, FSB
AMPF Holding Corporation
Ameriprise Trust Company
Columbia Management Investment Services Corp.
Columbia Management Investment Advisers, LLC
Ameriprise International Holdings GmbH
American Enterprise Investment Services Inc.
Ameriprise Financial Services, Inc.
J. & W. Seligman & Co. Incorporated
Columbia Management Investment Distributors, Inc.
Ameriprise Asset Management Holdings GmbH
Threadneedle Asset Management Holdings Sàrl
Ameriprise Certificate Company
IDS Property Casualty Insurance Company
RiverSource Distributors, Inc.
RiverSource Life Insurance Company
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

IDS Property Casualty Insurance Company (“IDS Property Casualty” or “Ameriprise Auto & Home”)	Provides personal auto, home and umbrella insurance products. Ameriprise Insurance Company, a wholly owned subsidiary of IDS Property Casualty, is also licensed to provide these products.
Ameriprise Certificate Company	Issues a variety of face-amount certificates
Ameriprise Trust Company (“ATC”)	Provides trust services to individuals and businesses
Ameriprise National Trust Bank (to become Ameriprise Bank, FSB) (“Ameriprise Bank”)	Upon conversion to a federal savings bank, will offer a variety of consumer banking deposit and lending products in addition to current personal trust and related services.
Our Segments - Advice & Wealth Management
Our Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through our financial advisors. These services are centered on long-term, personal relationships between our advisors and our clients and focus on helping clients confidently achieve their financial goals. Our financial advisors provide a distinctive, holistic approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs and achieve their goals.
A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on owned assets primarily from certificate products; as Ameriprise Bank evolves its deposit base following commencement of operations, it, too, would provide a source of net investment income. This segment earns revenues (distribution fees) for providing non-affiliated products and intersegment revenues (distribution fees) for providing our affiliated products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Our Financial Advisor Platform
We provide financial planning, advice and brokerage services to clients through our nationwide financial advisor network. Advisors can choose to affiliate with us in multiple ways, with each affiliation offering different levels of support and compensation. The affiliation options are:

•
Employee Advisors (Ameriprise Advisor Group). Under this option, an advisor is an employee of our company and receives a higher level of support, including leadership, training, office space and staff support. We pay compensation that is competitive with other employee advisor models, which is generally lower than that of our franchisee advisors given the higher level of support we provide our employee advisors. Some employee advisors are employed in the Ameriprise Advisor Center (“AAC”), our dedicated platform for remote-based sales and service to Ameriprise retail customers through a team model.

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

•
Bank Channel Advisors (Ameriprise Financial Institutions Group). Our acquisition of IPI in 2017 added a new capability where we specialize in the on-site delivery of investment programs for financial institutions including banks and credit unions. Within this channel, we have different types of relationships with our financial institution partners as well as a variety of ways for advisors to affiliate with us.

We are committed to providing our advisors with the resources and support necessary to manage and grow their practices. Our platform offers advisors (and therefore clients) the flexibility of operating on a commission-based brokerage basis as well as on a fee-based advisory basis. Advisors have access to training and materials reflecting our differentiated financial planning model and Confident Retirement planning approach, our nationally recognized brand and “Be Brilliant®” advertising campaign, local marketing support capabilities and our full range of proprietary and non-proprietary advice and product solutions. Our demonstrated financial strength as well as our dedication to our clients also benefits our advisor practices. We expect to continue to invest in the capabilities of and support provided to our advisor platform, with the goal of continuing to best serve our clients, increase advisor productivity and improve our ability to attract and retain advisors.
Our nationwide advisor network consisted of approximately 10,000 advisors as of December 31, 2018, which includes approximately 2,200 employee advisors and advisors in our bank channel as well as approximately 7,800 independent franchisees or employees or contractors of franchisees. Of these advisors (and excluding AAC advisors, roughly 52% have been with us for more than 10 years, with an average tenure of over 20 years. Among advisors who have been with us for more than 10 years, we have a retention rate of over 95%. We believe our strong advisor retention rate, as well as our ability to recruit experienced advisors, speaks to the value proposition we offer our advisors.
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
Our advisors deliver financial solutions to our advisory clients principally by building long-term personal relationships through financial planning that is responsive to clients’ evolving needs, priorities, and goals, in part through our exclusive Confident Retirement approach. Our exclusive Confident Retirement approach involves a comprehensive assessment of retirement income sources and assets, a client’s plans and goals for retirement and an analysis of what is needed to fund the four principal types of expenses and liabilities encountered during retirement: covering essentials, ensuring lifestyle, preparing for the unexpected and leaving a legacy. Once an advisor identifies, and a financial planning client aligns upon, a client’s objectives, the advisor recommends a solution set consisting of actions and offer products to address these objectives. In partnership with their advisor, a client then identifies what they determine to be an appropriate range and level of market risk. Our financial planning relationships with our clients are characterized by an ability to understand their specific needs, which enables us to help them meet those needs, achieve high overall client satisfaction and retention, hold more products in their accounts and increase our assets under management.
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
Fee-based Investment Advisory Accounts
In addition to purchases of mutual funds and other securities on a stand-alone basis, clients may purchase mutual funds and other securities in connection with investment advisory fee-based account programs or services. We currently offer discretionary and non-discretionary investment advisory accounts. In a discretionary advisory account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client, whereas in a non-discretionary advisory account, clients choose the underlying investments in the portfolio based on their financial advisor’s recommendation. Investors in discretionary and non-discretionary advisory accounts generally pay a fee (for investment advice and other services) based on the assets held in that account as well as any related fees or costs associated with the underlying securities held in that account. A significant portion of our affiliated mutual fund sales are made through advisory accounts. Client assets held in affiliated mutual funds in an advisory account generally produce higher revenues to us than client assets held in affiliated mutual funds on a stand-alone basis because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in an advisory account in addition to revenues we normally receive for investment management and/or distribution of the funds included in the account.
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
Mutual Fund Offerings (Unaffiliated and Affiliated)
In addition to the Columbia Management family of funds (discussed below in “Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds”), we offer mutual funds from approximately 160 unaffiliated mutual fund families representing more than 2,200 mutual funds on our brokerage platform and as part of our investment advisory accounts to provide our clients a broad choice of investment products. In 2018, retail sales of other companies’ mutual funds accounted for the substantial majority of our total retail mutual fund sales.
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
Insurance and Annuities
We offer insurance and annuities issued by the RiverSource Life companies (discussed below in “Business - Our Segments - Annuities” and in “Business - Our Segments - Protection”). The RiverSource insurance solutions available to our retail clients include universal life insurance, indexed universal life insurance, variable universal life insurance, traditional term life insurance and disability income insurance. RiverSource annuities include fixed annuities and fixed index annuities, as well as variable annuities that allow our clients to choose from a number of underlying investment options, including volatility management options, and to purchase certain guaranteed benefit riders. In addition to RiverSource insurance and annuity products, our advisors offer products of unaffiliated carriers on a limited basis, including variable annuities, life insurance and long term care insurance products issued by a select number of unaffiliated insurance companies. AFIG currently offers certain additional fixed and variable insurance and annuity products available only through the bank channel.
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
Banking Products
We have changed our banking operations and products in recent years (as discussed above in “Business - History and Development”) and are in the process of rolling out a suite of banking products in connection with the conversion of Ameriprise National Trust Bank into a federal savings bank. Ameriprise Bank plans to eventually offer a set of core banking products, including checking and savings accounts, CDs, mortgage financing, home equity lines of credit, credit cards and debit cards, and pledged asset loans. This will include sweep deposits from its affiliate broker-dealer, AEIS, which offers the Ameriprise Insured Money Market Account (“AIMMA”), and Ameriprise Bank Insured Sweep Account (“ABISA”), an automatic “sweep” of available cash balances in its clients’ brokerage accounts into an FDIC-insured deposit account. We believe these products play a key role in our Advice and Wealth Management business by offering our clients an FDIC-insured alternative to other cash products. These products also provide pricing flexibility generally not available through money market funds. This suite of cash management products and capabilities will allow our clients to consolidate their assets into a single account with convenient access and flexible, high-quality service.
Ameriprise Bank's strategy and operations are focused on serving affiliated advisor clients. We will provide our banking products primarily through affiliated advisors. We believe that the availability of these products supports our financial advisors in their ability to meet the cash and liquidity needs of our clients. We also serve advisor clients through the Personal Trust Services division of Ameriprise Bank. Personal Trust Services provides personal trust, custodial, agency and investment management services to help meet estate and wealth transfer needs of individual and corporate clients of our affiliated advisors. Personal Trust Services also uses some of our investment products in connection with its services. Ameriprise Bank generally receives an asset-based fee for investment advice and other services based on assets managed, as well as related fees and costs.
Face-Amount Certificates
We issue different types of face-amount certificates through Ameriprise Certificate Company, a wholly-owned subsidiary of Ameriprise Financial. Ameriprise Certificate Company is registered as an investment company under the Investment Company Act of 1940 (“Investment Company Act”). Owners of our certificates invest funds and are entitled to receive at the end of a stated term or upon demand, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we determine, less early withdrawals and related penalties, if applicable. For certain types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms.
At December 31, 2018, we had $7.9 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or “spread,” between the interest rates credited to certificate holders and the interest earned on the certificate assets invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. In times of weak performance in the equity markets, certificate sales are generally stronger.
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
Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. As noted above, we refer to the group of companies in Ameriprise Asset Management Holdings GmbH and Threadneedle Asset Management Holdings Sarl as “Threadneedle.” “Columbia Threadneedle Investments” refers to both Columbia Management and Threadneedle and reflects the global manner in which we think about and operate our asset management business in line with the Columbia Threadneedle Investments brand. We provide U.S. retail clients with products through unaffiliated third-party financial institutions and through our Advice & Wealth Management segment. We provide institutional products and services through our institutional sales force. Retail products for non-U.S. retail investors are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds (“ETFs”) and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, collateralized loan obligations (“CLOs”), hedge fund or alternative strategies, collective funds and property funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets.

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
Revenues in the Asset Management segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. At December 31, 2018, our Asset Management segment had $430.7 billion in managed assets worldwide.
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
Investment Management Capabilities
The investment management activities of Columbia Threadneedle Investments are conducted through investment management teams located in multiple locations, including Boston, Chicago, Houston, Los Angeles, London, Malaysia, Minneapolis, New York, Menlo Park, Portland and Singapore. Each investment management team may focus on particular investment strategies, asset types, products and on services offered and distribution channels utilized. Within the global asset management business, we deploy our investment teams across multiple jurisdictions pursuant to sub-advisory and personnel sharing arrangements on an intercompany basis.
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
Product and Service Offerings
We offer a broad spectrum of investment management and advice and products to individual, institutional and high-net worth investors. In an effort to address changing market conditions and the evolving needs of investors, we may from time to time develop and offer new retail and institutional investment products with new and/or innovative investment strategies, including U.S. mutual funds and their non-U.S. equivalents, ETFs, separately managed accounts, hedge or alternative funds and other private funds, CLOs, and collective funds. Below is an overview of our Asset Management offerings.
U.S. Registered Funds
We provide investment advisory, distribution and other services to the Columbia Management family of funds. The Columbia Management family of funds includes retail mutual funds, exchange-listed ETFs and U.S. closed-end funds and variable insurance trust funds (“VIT Funds”). Retail mutual funds are available through unaffiliated third-party financial institutions and the Ameriprise® financial advisor network. VIT Funds are available as underlying investment options in variable annuity and variable life insurance products, including RiverSource® products. The Columbia Management family of funds includes domestic and international equity funds, fixed income funds, cash management funds, balanced funds, specialty funds, absolute return and other alternative funds and asset allocation funds, including fund-of-funds, with a variety of investment objectives. The Columbia Management family of funds also uses sub-advisers to diversify the product offerings it makes available to investors on its VIT Fund and retail mutual funds platforms. At December 31, 2018, our sponsored U.S. retail mutual funds, ETFs and U.S. closed-end funds had total managed assets of $138.4 billion in 151 funds. The VIT Funds that we sponsor and manage had total managed assets at December 31, 2018 of $68.4 billion in 70 funds.
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
Non-U.S. Funds
Threadneedle offers a fund product range that includes different risk-return options across regions, markets, asset classes and product structures, which include retail funds that are similar to U.S. mutual funds. These funds are marketed to non-U.S. persons and the majority are often referred to as UCITS products (Undertakings for Collective Investment in Transferable Securities). UCITS and other funds offered by Threadneedle typically are structured as Open Ended Investment Companies (“OEICs”) in the UK, Société d'investissement à Capital Variable (“SICAVs”) in Luxembourg, as well as unit trusts. Threadneedle also sponsors, manages and offers UK property funds that invest in UK real estate. Many of our non-U.S. fund offerings are registered in and distributed across multiple jurisdictions. For example, our SICAVs are offered in many jurisdictions and are now our primary offering to investors outside of the UK and US. At December 31, 2018, our non-U.S. retail funds had total managed assets of $41.2 billion in 168 funds.
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
For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts the client can terminate on short notice. Clients may also pay us fees based on the performance of their portfolio. At December 31, 2018, within our Columbia Threadneedle Investments asset management business we managed a total of $114.4 billion in assets under this range of services.
Management of Owned Assets
We provide investment management services and recognize management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies and assets held by Ameriprise Certificate Company. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments based on a certain level of risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment’s management of owned assets for Ameriprise Financial subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2018, the Asset Management segment managed $37.3 billion of owned assets.
Management of Collateralized Loan Obligations (“CLOs”)
Columbia Threadneedle Investments has a team of investment professionals who provide collateral management services to special purpose vehicles which primarily invest in syndicated bank loans and issue multiple tranches of securities collateralized by the assets of each pool to provide investors with various maturity and credit risk characteristics. For collateral management of CLOs, we earn fees based on the par value of assets and, in certain instances, we may also receive performance-based fees. At December 31, 2018, we managed $2.4 billion of assets related to CLOs.
Private Funds
We also provide investment management and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies or foreign (non-U.S.) entities. These funds are currently exempt from registration under the Investment Company Act under either Section 3(c)(1) or Section 3(c)(7) or related interpretative relief and are organized as U.S. and non-U.S. funds. These funds are subject to local regulation in the jurisdictions where they are formed or marketed. For investment management services, we generally receive fees based on the market value of assets under management, and we may also receive performance-based fees. As of December 31, 2018, we managed $6.8 billion in private fund assets.
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
As of December 31, 2018, we managed $6.4 billion of ATC Funds and separate accounts for ATC clients. This amount does not include the Columbia Management family of funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the “Product and Service Offerings - U.S. Registered Funds” section above.
Sub-advised Accounts
In addition, we act as sub-adviser for certain U.S. and non-U.S. funds, private banking individually managed accounts, common trust funds and other portfolios sponsored or advised by other firms. As with our affiliated funds, we earn management fees for these sub-advisory services based on the underlying asset value of the funds and accounts we sub-advise. For these accounts, we may also receive fees based on the performance of the underlying portfolio. As of December 31, 2018, we managed approximately $27 billion in assets in a sub-advisory capacity.
Distribution
We maintain distribution teams and capabilities that support the sales, marketing and support of the products and services of our global asset management business. These distribution activities are generally organized into two major categories: retail distribution and institutional/high net worth distribution.
Retail Distribution
Columbia Management Investment Distributors, Inc. acts as the principal underwriter and distributor of our Columbia Management family of funds. Pursuant to distribution agreements with the funds, we offer and sell fund shares on a continuous basis and pay certain costs associated with the marketing and selling of shares. We earn commissions for distributing the Columbia Management funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution (12b-1) and servicing-related fees based on a percentage of fund assets and receive intersegment allocation payments. This revenue is impacted by overall asset levels and mix of the funds.
Columbia Management fund shares are sold through both our Advice & Wealth Management segment and through unaffiliated third-party financial intermediaries, including U.S. Trust and Bank of America (from whom we acquired Columbia Management in 2010). Fees and reimbursements paid to such intermediaries may vary based on sales, redemptions, asset values, asset allocation, product mix, and marketing and support activities provided by the intermediary. Intersegment distribution expenses for services provided by our Advice & Wealth Management Segment are eliminated in our consolidated results.
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
Institutional and High Net Worth Distribution
We offer separately managed account services and certain funds to high net worth clients and to a variety of institutional clients, including pension plans, employee savings plans, foundations, sovereign wealth funds, endowments, corporations, banks, trusts, governmental entities, high-net-worth individuals and not-for-profit organizations. We provide investment management services for insurance companies, including our insurance subsidiaries. We also provide a variety of services for our institutional clients that sponsor retirement plans. We have dedicated institutional sales teams that market directly to such institutional clients. We concentrate on establishing strong relationships with institutional clients and leading global and national consultancy firms across North America, Europe, the Middle East, Asia and Australia.
Our Segments - Annuities
Our Annuities segment provides RiverSource variable and fixed annuity products to individual clients. Our solutions in this segment and our Protection segment help us deliver on our Confident Retirement approach as well as provide certain products to unaffiliated advisors and financial institutions.
The RiverSource Life companies provide variable annuity products through our advisors, and our fixed annuity products are distributed through both affiliated and unaffiliated advisors and financial institutions. These products are designed to help individuals address their asset accumulation and income goals. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed deferred annuity products are primarily earned as net investment income on the RiverSource Life companies’ general account assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on general account assets supporting reserves for immediate annuities with a non-life contingent feature and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Revenues for our immediate annuities with a life contingent feature are earned as premium revenue. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds previously discussed (see “Business - Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds,” above) under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Our annuity products include deferred variable and fixed annuities as well as immediate annuities. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. Fixed sales are generally stronger when yields available in the fixed income markets are relatively high than when yields are relatively low. Variable sales are generally stronger in times of superior performance in equity markets than in times of weak performance in equity markets. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors. In addition to the revenues we generate on any fixed investment option available within our variable annuity products, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under “Variable Annuities.” Investment management performance is critical to the profitability of our RiverSource annuity business.
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
Contract purchasers can choose to add optional benefits to their contracts for an additional fee, including but not limited to, certain guaranteed minimum death benefits (individually, “GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”) and a guaranteed minimum accumulation benefit (“GMAB”). Approximately 99% of RiverSource Life's overall variable annuity assets include a GMDB and approximately 63% of RiverSource Life's overall variable annuity assets include a GMWB or GMAB. In general, these features can help protect contractholders and beneficiaries from a shortfall in death benefits, accumulation value or lifetime income due to a decline in the value of their underlying investment accounts.
The general account assets of the RiverSource Life insurance subsidiaries support the contractual obligations under the guaranteed benefit they offer (see “Business - Our Segments - Asset Management - Product and Service Offerings - Management of Owned Assets” above). As a result, we bear the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. Our exposure to risk from guaranteed benefits generally will increase when equity markets decline. Similarly, our guaranteed benefit reserves will generally increase when interest rates decline.
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

In 2018, we had total sales for fixed annuity products through third-party channels of $6 million. As of December 31, 2018, we had distribution agreements for RiverSource fixed annuity products in place with more than 110 third-party firms.
Liabilities and Reserves for Annuities
We maintain adequate financial reserves to cover the risks associated with guaranteed benefit provisions added to variable annuity contracts in addition to liabilities arising from fixed and variable annuity base contracts. You can find a discussion of liabilities and reserves related to our annuity products in Part II, Item 7A of this Annual Report on Form 10-K - “Quantitative and Qualitative Disclosures About Market Risk”, as well as in Note 2, Note 11, Note 12 and Note 17 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Financial Strength Ratings
Our insurance company subsidiaries that issue RiverSource annuity products receive ratings from independent rating organizations. Ratings are important to maintain public confidence in our insurance subsidiaries and our protection and annuity products. For a discussion of the financial strength ratings of our insurance company subsidiaries, see the “Our Segments - Protection - Financial Strength Ratings” section below.
Our Segments - Protection
Our Protection segment provides a variety of products to address the protection and risk management needs of our retail clients, including life, disability income and property casualty insurance. These products are designed to provide a lifetime of solutions that allow clients to protect income, grow assets and give to loved ones or charity.
Life and disability income products are primarily provided through our advisors. Our property casualty products are sold primarily through affinity relationships. We issue insurance policies through our life insurance subsidiaries and the Property Casualty companies (as defined below under “Ameriprise Auto & Home Insurance Products”). The primary sources of revenues for this segment are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of the RiverSource Life companies’ separate account assets supporting variable universal life investment options. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in consolidation.
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
Our sales of RiverSource individual life insurance in 2018, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 79% universal life, 19% variable universal life and 2% traditional life. Our RiverSource Life companies issue only non-participating life insurance policies that do not pay dividends to policyholders from the insurer’s earnings.
Assets supporting policy values associated with fixed account life insurance products, as well as those assets associated with fixed account investment options under variable insurance products (collectively referred to as the “fixed accounts”), are part of the RiverSource Life companies’ general accounts. Under fixed accounts, the RiverSource Life companies bear the investment risk. More information regarding the RiverSource Life companies’ general accounts is found under “Business - Our Segments - Asset Management - Product and Service Offerings - Management of Owned Assets” above.
Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Investment options may include the VIT Funds discussed above, Portfolio Navigator and Portfolio Stabilizer funds of funds, an index-linked option, as well as variable portfolio funds offered through unaffiliated companies.
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
We previously discontinued new sales of traditional whole life insurance; however, we continue to service existing policies. Our in force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.
Term Life Insurance
Term life insurance provides a death benefit, but it does not build up cash value. The policyholder chooses the term of coverage with guaranteed premiums at the time of issue. During the chosen term, we cannot raise premium rates (even if claims experience deteriorates and it would then make sense to raise premium rates as a result). At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, or the policy expires with no value.
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
Distribution and Marketing Channels
Our Property Casualty companies do not have field agents. We use a co-branded direct marketing strategy to sell our personal auto, home and umbrella insurance products through alliances with commercial institutions and affinity groups, and directly to our clients and the general public. We also receive referrals through our financial advisor network. Our Property Casualty companies’ multi-year contract with Costco Wholesale Corporation and Costco’s affiliated insurance agency expires on March 31, 2020. Costco members represented 93% of all new policy sales of our Property Casualty companies in 2018.
We offer RiverSource life insurance products almost exclusively through our advisors. Our advisors offer insurance products issued predominantly by the RiverSource Life companies, though they may also offer insurance products of unaffiliated carriers, subject to certain qualifications.
Reinsurance
We reinsure a portion of the insurance risks associated with our life, disability income, long term care (included in our Corporate & Other segment) and property casualty insurance products through reinsurance agreements with unaffiliated reinsurance companies. We use reinsurance to limit losses, reduce exposure to large and catastrophic risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, we evaluate the financial condition of reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured.
See Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.
Liabilities and Reserves
We maintain adequate financial reserves to cover the insurance risks associated with the annuity and insurance products we issue. Generally, reserves represent the present value of estimates of future benefits and claims that our insurance companies need to hold and applicable state insurance laws generally require us to assess and submit an opinion regarding the adequacy of our statutory-based reserves on an annual basis. For a discussion of the statutory-based financial statements related to our insurance products, see Note 21 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
Our insurance subsidiaries’ ratings are important to maintain public confidence in our protection and annuity products. We list our insurance subsidiaries’ financial strength ratings on our website at ir.ameriprise.com. For the most current ratings information, please see the individual rating agency’s website.
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
Nursing home indemnity LTC policies provide a predefined daily benefit when the insured is confined to a nursing home, subject to various maximum benefit periods, regardless of actual expenses of the policyholder. Our older generation nursing home indemnity LTC policies were written between 1989 through 1999 and represent half of our policies.
Comprehensive reimbursement LTC policies provide a predefined maximum daily benefit when the insured is confined to a nursing home covering a variety of LTC expenses including assisted living, home and community care, adult day care and similar placement programs, subject to various maximum total benefit payment pools, on a cost-reimbursement basis. Our second generation comprehensive reimbursement LTC policies were written from 1997 until 2002.
Our closed block LTC was sold on a guaranteed renewable basis which allows us to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage, and benefit increase option and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. We develop our assumptions based on our own claims and persistency experience. In line with the market, we have pursued nationwide premium rate increases for many years and expect to continue to pursue rate increases over the next several years. In general, since very little of our LTC business is subject to rate stability regulation, we have followed a policy of pursuing smaller, more frequent increases rather than single large increases in order to align policyholder and shareholder objectives. We also provide policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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
For more information regarding LTC, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Corporate and Other.”
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
Our Advice & Wealth Management segment competes with securities broker-dealers, independent broker-dealers, financial planning firms, registered investment advisors, insurance companies and other financial institutions to attract and retain financial advisors and their clients. Competitive factors influencing our ability to attract and retain financial advisors include compensation structures, brand recognition and reputation, product offerings and technology and service capabilities and support. Further, our financial advisors compete for clients with a range of other advisors, broker-dealers, and direct channels. This includes wirehouses, regional broker-

dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors. Competitive factors influencing our ability to attract and retain clients include quality of advice provided, price, reputation, advertising and brand recognition, product offerings, technology offerings, and service quality.
Our Asset Management segment competes on a global basis to acquire and retain managed and administered assets against a substantial number of firms, including those in the categories listed above. Such competitors may have achieved greater economies of scale, offer a broader array of products and services, offer products with a stronger performance record and have greater distribution capabilities. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, service quality, brand recognition, reputation and the ability to attract and retain investment personnel. Furthermore, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles), client or regulatory requirements on use of client commissions for research and downward pressure on fees presents various challenges to our business and may favor different competitors that focus more on “passive” investing styles. The ability to create, maintain and deepen relationships with distributors and clients also plays a significant role in our ability to acquire and retain managed and administered assets. The impact of these factors on our business may vary from country to country and certain competitors may have certain competitive advantage in certain jurisdictions. As an example, the timing and implementation of the British exit from the EU (commonly known as “Brexit”) and other regulatory or political impacts may ultimately favor certain types of asset managers in the EU.
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
Technology
We have an integrated customer management system that serves as the hub of our technology platform. In addition, we have specialized product engines that manage various accounts and over the years, we have updated our platform to include new product lines. We also use a proprietary suite of processes, methods and tools for our financial planning services. We update our technological capabilities regularly to help maintain an adaptive platform design that aims to enhance the productivity of our advisors to allow for faster, lower-cost responses to emerging business opportunities, compliance requirements and marketplace and cybersecurity trends.
We have developed and maintain a comprehensive business continuity plan that utilizes an all-hazards approach to cover different potential business disruptions to centrally controlled systems, platforms and facilities of varying severity and scope. This plan addresses, among other things, the loss of an entire geographic area, corporate buildings, staff, data systems and/or telecommunications capabilities regardless of their cause (e.g., flood, fire, terrorism or other denial or disruption of technology service). Our plan for cybersecurity incidents also provides a response framework for breach of data protection. We review and test our business continuity plan and data protection response manual periodically and update as appropriate. We require our key technology vendors and service providers that provide corporate-wide services and solutions to do the same. Additionally, we require our franchise advisors to create plans to cover such events for their locally controlled systems, data, staff and facilities.
Employees
At December 31, 2018, we had approximately 14,000 employees, including approximately 2,200 employee advisors (which does not include our franchisee advisors, who are not employees of our company, but includes advisors employed in the AAC and in our bank channel). We are not subject to collective bargaining agreements, and we believe that our employee relations are strong.
Intellectual Property
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. In the United States and other jurisdictions, we have established and registered, or filed applications to register, certain trademarks and service marks that we consider important to the marketing of our products and services, including but not limited to Ameriprise Financial, Threadneedle, RiverSource and Columbia Threadneedle Investments. We have in the past and will continue to take action to establish and protect our intellectual property.
Regulation
Virtually all aspects of our business, including the activities of the parent company and our subsidiaries, are subject to various federal, state and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory and law enforcement agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations can be significant, and the consequences for the failure to comply may include civil or criminal charges, fines, censure, the suspension of individual employees, restrictions on or prohibitions from engaging in certain lines of business (or in certain states or countries), revocation of certain registrations as well as reputational damage. We have made and expect to continue to make significant investments in our compliance processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.

The regulatory environment in which our businesses operate remains subject to change and heightened regulatory scrutiny. Regulatory developments, both in and outside of the U.S., have resulted or are expected to result in greater regulatory oversight and internal compliance obligations for firms across the financial services industry. In addition, we continue to see enhanced legislative and regulatory interest regarding retirement investing as well as cybersecurity and privacy matters, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. These legal and regulatory changes have impacted and may in the future impact the manner in which we are regulated and the manner in which we operate and govern our businesses.
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
In addition to the regulators summarized above, we are also subject to regulation by self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”), as well as various federal and state securities, insurance and financial regulators (such as regulatory agencies and bodies like the U.S. Department of Labor) in the U.S. and foreign jurisdictions where we do business. Further, this summary includes the Board of Governors for the Federal Reserve System (“FRB”) as they will supervise Ameriprise upon the conversion of Ameriprise National Trust Bank into a federal savings bank.

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
Our financial advisors serve clients who hold assets in IRAs and employer-sponsored retirement plan accounts. The Department of Labor (“DOL”) published regulations in April 2016 that expanded the scope of who is considered an Employee Retirement Income Security Act of 1974, as amended (“ERISA”) fiduciary when providing investment advice to tax qualified accounts. Tax qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. However, on March 15, 2018, the United States Court of Appeals for the Fifth Circuit issued a decision vacating the DOL’s regulations in its entirety. The Fifth Circuit’s decision became effective when it issued its mandate on June 21, 2018. While the DOL’s fiduciary regulation has been vacated, the SEC has proposed its own best interest standard that would apply to recommendations made by financial advisors who work on a commission basis. Furthermore, several states have either issued their own fiduciary rules or are considering doing so and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The Certified Financial Planner Board has updated its professional standards of conduct to include a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. Currently, Ameriprise has approximately 4,100 financial advisors that hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, we continue to exert significant efforts to evaluate and prepare to comply with each rule.
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
Asset Management Regulation
U.S. Regulation
In the U.S., certain of our asset management subsidiaries are registered as investment advisers under the Advisers Act and subject to regulation by the SEC. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, disclosure obligations and record-keeping, and operational and marketing restrictions. Our registered investment advisers may also be subject to certain obligations of the Investment Company Act based on their status as investment advisers to U.S. registered investment companies that we, or third parties, sponsor. As noted earlier, we continue to see enhanced legislative and regulatory interest regarding financial services in the U.S. through rules (and those yet to be implemented), regulatory priorities or general discussion around expanded reporting requirements and transfer agent regulation. This trend is also true globally. As one example, the Financial Stability Board (“FSB”), an international body that can make its own recommendations but not enact regulations, provided 14 policy recommendations to address what they see as the following structural vulnerabilities from asset management activities that could potentially present financial stability risks: (i) liquidity mismatch between fund investments and redemption terms and conditions for open-ended fund units; (ii) leverage within investment funds; (iii) operational risk and challenges at asset managers in stressed conditions; and (iv) securities lending activities of asset managers and funds. We believe many of the recommendations with respect to individual funds and firms outlined by the FSB are addressed by our existing robust risk management practices for our global asset management business, including with respect to liquidity risk management. However, any future regulations could potentially require new or different approaches which increase our regulatory burdens and costs.

Aspects of the regulation that would apply to our Advice & Wealth Management segment would also apply to our Asset Management segment. For example, Columbia Management Investment Distributors, Inc. is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and distributor for Columbia Management funds. Additionally, ERISA and the DOL’s fiduciary regulations (as well as state and other fiduciary rules, the SEC’s best interest standards or other similar standards) would be relevant to our global asset management business and we continue to review and analyze the potential impact of these regulations on our clients, prospective clients and distribution channels, as well as the potential impact on our business across each of our business lines.
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

•
The FCA will extend the new accountability regime to almost all regulated firms in December 2019; this is an evolution of current requirements, with changes including: (i) a requirement that senior managers take all reasonable steps to prevent a breach in their area of responsibility, (ii) the introduction of a new ‘certified persons’ regime to replace the current system of “approved persons”; and (iii) nearly all employees being subject to enforceable conduct rules. Once implemented this will be an evolution of the FCA’s approach to conduct risk regulation.

As part of its Brexit planning, Columbia Threadneedle Investments has expanded the regulated permissions of its Luxembourg entity to become a “Super Manco”. This will allow clients to choose whether to contract with our EU-based business or UK-based business but will expose Columbia Threadneedle to greater scrutiny from the Commission de Surveillance du Secteur Financier (“CSSF”). We have added a handful of new employees to our Luxembourg-based team, primarily in risk, client management and oversight roles as part of this initiative.
Pan-European and Other Non-U.S. Regulation
In addition to the above, certain of our asset management subsidiaries, such as Columbia Threadneedle Investment’s UK and other European subsidiaries, are required to comply with pan-European directives issued by the European Commission, as adopted by EU member states. Certain of these directives also impact our global asset management business. For example, Columbia Threadneedle Investments and certain of our other asset management subsidiaries are required to comply with MiFID II, Alternative Investment Fund Managers Directive (“AIFMD”), European Market Infrastructure Regulation (“EMIR”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”). These regulations impact the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. EMIR provides a framework for the regulation of over the counter and exchange-traded derivative markets, and is being implemented in a number of phases that began in August 2012 and is nearing completion. UCITS V amended the UCITS IV Directive and introduced changes relating to the depositary function, manager remuneration and sanctions for those funds that are publicly offered as UCITS products. UCITS V was implemented in March 2016. Similar to the developments in the U.S., we continue to see enhanced legislative and regulatory interest regarding financial services through international markets, including in the European Union (“EU”) where we have a substantial asset management business. These non-U.S. rules (and those yet to be implemented), proposed rules, regulatory priorities or general discussions may impact us directly or indirectly, including as a regulated entity or as a service provider to, or a business receiving services from or engaging in transactions with, regulated entities. For example, within the EU and the UK we have been, or will be, addressing regulatory reforms including:

•	Brexit,

•	MiFID II,

•	FCA’s Asset Management Market Study,

•	Senior Manager and Certification Regime (“SM &CR”)

•	Solvency II,

•	Packaged Retail and Insurance-based Investment Products (“PRIIPs”),

•	General Data Protection Regulation (“GDPR”),

•	Market Abuse Regulation (“MAR”),

•	Transparency Directive II (“TD II”),

•	UCITS V,

•	European Market Infrastructure Regulation II,

•	Fourth Money Laundering Directive (“MLDIV),

•	EU Benchmarks Regulation,

•	Money Market Fund Regulation (“MMFR”),

•	Insurance Distribution Directive (“IDD”),

•	Shareholder Rights Directive (“SRD”),

•	Investment Firms Review,

•	Securitisation Regulation,

•	Criminal Finance Act, and

•	The Review of the European Supervisory Authorities and new powers over delegation.
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
GDPR replaces the 1995 Directive on which the Data Protection Act of 1998 is based and which was inconsistently applied in the EU and did not fully contemplate developments in technology. GDPR seeks to harmonize data protection legislation and introduce changes in areas such as (i) governance and oversight; (ii) processing of personal data; (iii) enhancements around consent and data subject rights; and (iv) international data transfers. GDPR is a step change in the way personal data is regulated in Europe as well as outside of Europe to the extent that goods or services are being marketed to EU citizens and their personal information is collected and processed in the course of that interaction. GDPR became effective in May 2018, and our GDPR governance program is operating today. We are mindful of other upcoming regulatory change (including Brexit) and the data privacy impact that this will have on our current business model post-Brexit.
In March 2017, the UK invoked article 50 of the Treaty of Lisbon in serving its relevant notice to leave the European Union on March 30, 2019. Having voted to leave the EU, the UK and others will need to negotiate the terms of multiple new relationships and this will take some time. The full impact of Brexit remains uncertain as there is a significant degree of uncertainty about how negotiations relating to the UK’s withdrawal and new trade agreements will be conducted, as well as the potential consequences and precise timeframe for Brexit. We already have an established fund range domiciled in Luxembourg (both UCITS and AIF) along with a UCITS Management Company. We are therefore well placed to continue to serve investors in Europe. We have replicated, and will continue to replicate, appropriate funds from our UK-based OEIC range within our Luxembourg SICAV platform. We have a well-resourced and experienced product development team with the capacity to ensure the needs of our clients are met in an efficient and transparent manner. Furthermore, we have expanded the regulated permissions of our Luxembourg entity as discussed above.
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
Threadneedle companies and activities are also subject to other local country regulations in Europe, Dubai, Hong Kong, the U.S., South Korea, South America and Australia. Additionally, many of our subsidiaries, including Columbia Management, are also subject to foreign, state and local laws with respect to advisory services that are offered and provided by these subsidiaries, including services provided to government pension plans.
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
Aspects of the regulation applicable to our Advice & Wealth Management segment would also apply to our Annuities and Protection segments. For example, RiverSource Distributors is registered with the CFTC and NFA as well as registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through AFSI and third-party channels. Additionally, ERISA and the U.S. Department of Labor’s fiduciary regulations (as well as state and other fiduciary rules, the SEC’s best interest standards or other similar standards) are relevant to our insurance business and we continue to review and analyze the potential impact of these regulations on our clients, prospective clients and distribution channels, as well as the potential impact on our business across each of our business lines.
All states require participation in insurance guaranty associations, which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies subject to statutory limits. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insurer’s insolvency. See Note 24 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.
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

Our RiverSource Life companies and Property Casualty companies are subject to various levels of regulatory intervention should their total adjusted statutory capital fall below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life, RiverSource Life of NY, IDS Property Casualty and Ameriprise Insurance Company maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2018:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$675	$3,382	501%
RiverSource Life of NY	40	266	661
IDS Property Casualty	140	789	564
Ameriprise Insurance Company	1	49	7,887
Ameriprise Financial, as a direct and indirect owner of its insurance subsidiaries, is subject to the insurance holding company laws of the states where its insurance subsidiaries are domiciled. These laws generally require insurance holding companies to register with the insurance department of the insurance company’s state of domicile and to provide certain financial and other information about the operations of the companies within the holding company structure.
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
Federal Banking Regulation
Upon conversion of Ameriprise National Trust Bank into a federal savings bank, Ameriprise Bank will be a federal savings bank subject to regulation by the Office of the Comptroller of the Currency ("OCC"), which became the primary regulator of federal savings banks in 2011, and by the FDIC in its role as insurer of Ameriprise Bank's deposits. As a federally chartered bank, Ameriprise Bank will be subject to numerous rules and regulations governing all aspects of the banking business, including lending practices and transactions with affiliates. Ameriprise Bank will also be subject to specific capital rules and limits on capital distributions, including payment of dividends. If Ameriprise Bank's capital falls below certain levels, the OCC would be required to take remedial actions and could take other actions, including imposing further limits on dividends or business activities. In addition, an array of Community Reinvestment Act (“CRA”), fair lending, and other consumer protection laws and regulations will apply to Ameriprise Bank. Either of the OCC or the FDIC may bring administrative enforcement actions against Ameriprise Bank or its officers, directors or employees if any of them are found to be in violation of the law or engaged in an unsafe or unsound practice.
As the controlling company of Ameriprise Bank, upon conversion of Ameriprise National Trust Bank into a federal savings bank, Ameriprise Financial will be a savings and loan holding company that is subject to regulation, supervision and examination by the FRB. In connection with the conversion, Ameriprise Financial is electing to be classified as a financial holding company subject to regulation under the Bank Holding Company Act of 1956 (as amended). Further, Ameriprise Financial will be subject to ongoing supervision by the FRB, including supervision and prudential standards, such as capital, liquidity and operational risk monitoring by management.
Under the Bank Holding Company Act, bank holding companies and their banking subsidiaries are generally limited to the business of banking and activities closely related or incidental to banking. As a financial holding company, Ameriprise will be permitted to engage in other activities that the FRB has determined or in the future determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, and to acquire shares of companies engaged in such activities. Activities defined to be financial in nature include: providing financial or investment advice; securities underwriting and dealing; insurance underwriting; and making merchant banking investments in commercial and financial companies, subject to significant limitations. They also include activities previously determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Ameriprise may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank, without the prior approval of the FRB.
In order to maintain Ameriprise’s status as a financial holding company, Ameriprise Bank, as Ameriprise’s sole insured depository institution subsidiary, will need to remain “well-capitalized” and “well-managed” under applicable regulations, and must receive at least a “satisfactory” rating in its most recent examination under the CRA. In addition, Ameriprise will need to remain “well-capitalized” and “well-managed” in order to maintain its status as a financial holding company. Failure to meet one or more of these requirements would mean, depending on the requirements not met, and any accord then reached with the FRB, that until cured Ameriprise Financial could not undertake new activities, continue certain activities, or make acquisitions other than those permitted generally for bank holding companies.
In connection with the conversion of Ameriprise National Trust Bank into a federal savings bank, we will be subject to what is commonly referred to as the Volcker Rule after a conformance period. The Volcker Rule prohibits “banking entities,” including us and our affiliates, from engaging in certain “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making-related activities, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with “covered funds,” with a number of exemptions and exclusions. The Volcker Rule also requires that deductions be made from a BHC’s Tier 1 capital for permissible investments in covered funds. In addition, the Volcker Rule requires banking entities to have comprehensive compliance programs reasonably designed to ensure and monitor compliance with the Volcker Rule.
Additional Parent Company Regulation
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
Privacy, Environmental Laws and USA Patriot Act
Many aspects of our business are subject to comprehensive legal requirements from a multitude of different functional regulators and law enforcement bodies concerning the use and protection of personal information, including client and employee information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, an ever increasing number of state laws and regulations such as the New York State Department of Financial Services’ Cybersecurity Requirements for Financial Services Companies and the California Consumer Privacy Act of 2018, EU data protection legislation as domestically implemented in the respective EU member states, and data protection rules in the other regions outside the U.S. and the EU in which we operate (including GDPR). We have also implemented policies and procedures, including a cybersecurity incident response manual, in response to such requirements. We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve our business objectives and best serve our clients.
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
Our revenues are largely dependent upon the level and mix of assets we have under management and administration, which are subject to fluctuations based on market conditions and client activity. Downturns and volatility in equity markets can have, and have had, an adverse effect on the revenues and returns from our asset management services, retail advisory accounts, variable annuity contracts and banking products. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the equity markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, market downturns and volatility (as well as general regulatory or economic uncertainty, such as Brexit) may cause, and have caused, potential new purchasers of our products to limit purchases of or to refrain from purchasing products such as mutual funds, OEICs, SICAVs, variable annuities and variable universal life insurance. Downturns and uncertainty may also cause current shareholders in our mutual funds, OEICs, SICAVs, unit trusts and investment trusts, contractholders in our annuity products and policyholders in our protection products to withdraw cash values from those products.
Most of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum withdrawal and accumulation benefits. A significant equity market decline or volatility in equity markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. Although we have hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. Further, the cost of hedging our liability for these guarantees has increased as a result of low interest rates and volatility in the equity markets and broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties. In addition, heightened volatility creates greater uncertainty for future hedging effectiveness.
We believe that investment performance is an important factor in the success of many of our businesses. Poor investment performance could impair our revenues and earnings, as well as our prospects for growth. Poor investment performance could also result in additional benefits paid under certain annuity products (such variable annuity living benefits and death benefits). A significant portion of our revenue is derived from investment management agreements with the Columbia Management family of mutual funds which are terminable on 60 days’ notice. In addition, although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can terminate their relationships with us or our financial advisors at will or on relatively short notice. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences or investment management strategy (for example, “active” or

“passive” investing styles), changes in our (or our advisors’) reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. A reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business. Moreover, if our money market funds experience a decline in market value, we may choose to contribute capital to those funds without consideration, which would result in a loss.
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
Certain of our insurance and annuity products and certain of our investment products and banking products are sensitive to interest rate fluctuations, and future impacts associated with such variations may differ from our historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products. Although we typically hedge to mitigate some of the effect of such fluctuations, significant changes in interest rates could have a material adverse impact on our results of operations.
During periods of increasing market interest rates, we offer higher crediting rates on interest-sensitive products, such as universal life insurance, fixed annuities and face-amount certificates, and we increase crediting rates on in force products to keep these products competitive. Because yields on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in policy surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs (“DAC”) or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.
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
Our liquidity needs are satisfied primarily through our reserves and the cash generated by our operations. We believe the level of cash and securities we maintain, combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term payment obligations. In the event current resources are insufficient to satisfy our needs, we may access financing sources such as bank debt. The availability of additional financing would depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that our shareholders, customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be rendered more costly or impaired if regulatory authorities or rating organizations take actions against us.
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
Our businesses operate in intensely competitive industry segments. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product offerings and features, price, perceived financial strength, claims-paying ability and credit ratings. Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions. Certain of our competitors offer web-based financial services and discount brokerage services to individual clients. Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying ability or credit ratings than we do. Some of our competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it difficult for us to introduce new products and services. Some of our competitors’ proprietary products or technology could be similar to our own, and this could result in disputes that could impact our financial condition or results of operations. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms, or distribution firms (including our own) are seeking to limit the breadth of product offerings in order to simplify their regulatory and risk management. This convergence could result in our competitors gaining greater resources, and we may experience downward pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. Furthermore, the uncertain regulatory environment in the U.S. and around the world will cause various structural changes to the industry and other competitors may be better positioned to reap the benefits of that structural change and movement of assets around the industry depending on final regulations and trends among distributors and clients.
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
Our continued success depends to a substantial degree on our ability to attract and retain qualified people. We are dependent on our network of advisors to drive growth and results in our wealth management business and also for a significant portion of the sales of our mutual funds, annuities, face-amount certificates, banking and insurance products. In addition, the investment performance of our asset management products and services and the retention of our products and services by our clients are dependent upon the strategies and decisioning of our portfolio managers and analysts. The market for these financial advisors and portfolio managers is extremely competitive, as are the markets for qualified and skilled executives and marketing, finance, legal, compliance and other professionals. From time to time there are regulatory-driven or other trends and developments within the industry, such as the recent changes around the Protocol for Broker Recruiting, that could potentially impact the current competitive dynamics between us and our competitors. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.
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
We have made acquisitions and divestitures in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment (including our risk management policies and procedures), difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations (such as our recent acquisitions of Lionstone Investments and IPI) may take a significant amount of time. Risks in divestiture transactions include difficulties in the separation of the disposed business, retention or obligation to indemnify certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us and unexpected difficulties in losing employees of the disposed business. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions, divestitures and other strategic transactions. Execution of our business strategies also may require certain regulatory approvals or consents, which may include approvals of the FRB and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the activities or transactions contemplated by our business strategies which may impact negatively our ability to realize fully the expected benefits of certain opportunities. These risks may prevent us from realizing the expected benefits from acquisitions or divestitures and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.
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
Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2018, 3.5% of our fixed maturity securities had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit holdings could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.

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
The elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect the interest rates on and value of certain derivatives and floating rate securities we hold, the activities we conduct, and any other assets or liabilities whose value is tied to LIBOR.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on: (i) existing fallback provisions in individual contracts; and (ii) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, the activities we conduct in our various businesses, and any other assets or liabilities (as well as contractual rights and obligations) whose value is tied to LIBOR. The value or profitability of these products and instruments, and our costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.
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
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 13.9% of the carrying value of our investment portfolio as of December 31, 2018. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.
The failure of other insurers could require us to pay higher assessments to state insurance guaranty funds.
Our insurance companies are required by law to be members of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, our insurance companies could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years, plus the repercussions of a heightened regulatory environment, have weakened or may weaken the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments. For more information regarding assessments from guaranty fund associations, see Note 24 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default or otherwise fail to fulfill their obligations, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.
We use reinsurance to mitigate our risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K - “Business - Our Segments - Protection - Reinsurance.” Reinsurance does not relieve us of our direct liability to our policyholders and contractholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers, including Genworth Life Insurance Company with whom we finalized various confidential enhancements in July 2016 that have been shared, in the normal course of regular reviews, with our Domiciliary Regulators and rating agencies. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have a material adverse effect on our financial condition and results of operations. See Notes 2 and 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding reinsurance.
In addition, we use a variety of derivative instruments (including options, forwards, swaps and futures with a number of counterparties to hedge business risks. The amount and breadth of exposure to derivative counterparties, as well as the cost of derivative instruments, have increased significantly in connection with our strategies to hedge guaranteed benefit obligations under our variable annuity products. If our counterparties fail to honor their obligations under the derivative instruments in a timely manner, our hedges of the related risk will be ineffective. That failure could have a material adverse effect on our financial condition and results of operations. This risk of failure of our hedge transactions from counterparty default may be increased by capital market volatility.
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
We have historically set, and continue to set, prices for RiverSource life disability insurance (and historically LTC insurance) as well as some annuity products based upon expected claim payment patterns, derived from assumptions we make about our policyholders and contractholders, including morbidity and mortality rates. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than our pricing assumptions, we could be required to make greater payments under disability income insurance policies, chronic care riders and immediate annuity contracts than we had projected. The same holds true for LTC policies we previously underwrote to the extent of the risks that we retained. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.
The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our LTC insurance products notwithstanding our ability to implement future price increases with regulatory approvals. As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance and, as a result, our ability to forecast future claim rates for LTC insurance is more limited than for life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring LTC policies at the time the policies were underwritten and limiting our present stand-alone LTC insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and we have also implemented rate increases on certain in force policies. Certain estimates and assumptions used in setting our LTC reserves (which is an inherently uncertain and complex process) are described in Item 1 of this Annual Report on Form 10-K - “Business - Our Segments - Corporate & Other - Closed Block Long Term Care Insurance.” We may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that we may seek.
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
The prices and expected future profitability of our life insurance and deferred annuity products are based in part upon assumptions related to persistency, which is the probability that a policy or contract will remain in force from one period to the next. Economic and market dislocations may occur, and future consumer persistency behaviors could vary materially from the past. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract.
For our LTC insurance and universal life insurance policies with secondary guarantees, as well as variable annuities with guaranteed minimum withdrawal benefits, actual persistency that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, we could be required to make greater benefit payments than we had anticipated when we priced or partially reinsured these products. Some of our LTC insurance policies have experienced higher persistency and poorer morbidity experience than we had assumed, which led us to increase premium rates on certain policies.
Because our assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and claims may prove to be inadequate if actual persistency experience is different from those assumptions. Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability. Additionally, some of these pricing changes require regulatory approval, which may not be forthcoming. Moreover, many of our products do not permit us to increase premiums or limit those increases during the life of the policy or contract, while premiums on certain other products (primarily LTC insurance) may not be increased without prior regulatory approval. Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of our products.
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
Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects. Reputational damage may arise from numerous sources including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, technological, cybersecurity, or other security breaches (including attempted breaches) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct of our employees, advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees and advisors. Reputations may take decades to build, and any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
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
In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, which would adversely affect our businesses.
Our operational systems and networks have been, and will continue to be, subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client or employee information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts. The same is true for systems, networks and operations that franchise advisors control locally.
Our business is reliant upon internal and third-party technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, advisors, vendors and other third parties. Maintaining the security and integrity of this information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of our business operations, including our reputation, the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information. To date, we have not experienced any material breaches of or interference with our centrally controlled systems and networks, however, we routinely face and address such threats. For example, in past years we and other financial institutions experienced distributed denial of service attacks intended to disrupt the centrally controlled systems that provide clients with access to online systems and information. While we have been able to detect and respond to these incidents to date without loss of client assets or information, we enhanced our corporate security capabilities and cybersecurity incident response manual and will continue to assess our ability to monitor for, detect, prevent, mitigate, respond to and recover from such threats. In addition to the foregoing, our (and our advisors’) experiences with cybersecurity and technology threats have included phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. The number of attempted phishing attacks increased substantially in 2018, and we do not expect a reduction in the future as they are low-cost scams for their purveyors. Any successful breaches or interference (as well as attempted breaches or interference) by third parties or by insiders that may occur in the future could have a material adverse impact on our business, reputation, financial condition or results of operations.
On a corporate basis, we are subject to international, federal and state regulations, and in some cases contractual obligations, that require us to establish and maintain corporate policies and procedures designed to protect sensitive client, employee, contractor and vendor information and respond to cybersecurity incidents. We have implemented policies that require our franchisee advisors who control locally their own technology operations to do the same. We have implemented and maintain security measures designed to protect against breaches of corporate security and other interference with our corporate systems and networks resulting from attacks by third parties, including hackers, and from employee, advisor or service provider error or malfeasance. We also contractually require third-party vendors who, in the provision of services to us, are provided with access to our systems and information pertaining to our business or our clients, to meet certain physical and information security standards. We recommend through policies that franchise advisors do the same with their facilities, systems and third-party vendors. Changes in our client base, the mix of assets under management or administration and business model or technology platform changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality, may also require corresponding changes in our systems, networks and data security and response measures. While accessing our products and services, our customers may use computers and other devices that sit outside of our security control. We provide tips for clients regarding safe online practices, but cannot be sure clients will adopt some or all such advice. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security and response measures we currently maintain or that we allow franchise advisors to maintain and control locally.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, we cannot assure you that our systems and networks will not be subject to successful attacks, breaches or interference. Nor can we always assure you that franchise advisors will comply with our policies and procedures in this regard, or that clients will engage in safe online practices. Any such event may result in operational disruptions (including for example, various delays or mistakes in materials provided to our clients and shareholders in the Columbia Threadneedle Investments funds, as well as impacts to pricing, calculation and trading operations for the Columbia Threadneedle Investments funds and various operations for our other businesses), as well as unauthorized access to or the disclosure or loss of, our proprietary information or client or employee personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or advisors or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all cybersecurity-related losses. Furthermore, we may be subject to indemnification costs and liability to third parties if we breach any confidentiality obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents could exacerbate the harm to our business, reputation, financial condition or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, we may incur significant expenses in connection with our responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, our regulators may seek to hold our company responsible for the acts or omissions of our franchise advisors even where they procure and control much of the physical office space and technology infrastructure they use to operate their businesses locally. We could also suffer harm to our business and reputation if attempted security breaches are publicized regardless of whether or not harm was actually done to any client or client information or employee or employee information. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems or third-party systems we or our franchise advisors use, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
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

These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software, equipment or systems and other events beyond our control. Although we have developed and maintain a comprehensive business continuity plan and cybersecurity incident response manual that covers potential disruptions to centrally controlled systems and platforms and require our key technology vendors and service providers to do the same, there are inherent limitations in such plans and they might not, despite testing and monitoring, operate as designed in the event of an actual event or crisis. Further, we cannot control the execution of any business continuity or incident response plans implemented by our service providers or our franchise advisors.
We rely on third-party service providers and vendors for certain communications, technology and business functions and other services, and we face the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. For example, most of our applications run on a technology infrastructure managed on an outsourced basis by IBM since 2002. Under this arrangement, IBM is responsible for all mainframe, mid-range, computing network and storage operations, which includes a portion of our web hosting operations, and we are subject to the risks of any operational failure, termination or other restraints in this arrangement. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, long/short trading strategies or multiple portfolios or funds, and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint or flawed response could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.
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
As an example, with Brexit there is a significant degree of uncertainty about how negotiations relating to the UK’s withdrawal and new trade agreements will be conducted, as well as the potential consequences and precise timeframe for withdrawal from the EU. While the UK invoked Article 50 of the Treaty of Lisbon in serving its relevant notice to leave the EU on March 30, 2019, the final terms and full impact remains uncertain. During this period and beyond, the impact of any partial or complete dissolution of the EU on the UK and European economies and the broader global economy could be significant, resulting in negative impacts on currency and financial markets generally, such as increased volatility and illiquidity, and potentially lower economic growth in markets in the UK, Europe and globally, which may adversely affect the value of the Columbia Threadneedle Investments funds’ portfolio investments. The UK has one of the largest economies in Europe, and member countries of the EU are substantial trading partners of the UK. The UK financial service sector continues to face uncertainty over the final relationship with the EU and globally as a result of Brexit. For example, certain financial services operations may have to move outside of the UK after withdrawal from the EU (e.g., currency trading, international settlement operations). Additionally, depending on the final terms of Brexit, certain financial services business may be forced to move staff and comply with two separate sets of rules or lose business to firms in Europe. Furthermore, the final terms of Brexit may create the potential for decreased trade, the possibility of capital outflows, devaluation of the pound sterling, the cost of higher corporate bond spreads, and the risk that all the above could negatively impact business and consumer spending as well as foreign direct investment. As a result of Brexit, the British economy and its currency may be negatively impacted by changes to the UK’s economic and political relations with the EU and other countries. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. The impact of Brexit in the near- and long-term is still unknown and could have additional adverse effects on economies, financial markets, currencies and asset valuations around the world.
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
The Department of Labor (“DOL”) published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary when providing investment advice to tax qualified accounts. Tax qualified accounts, particularly IRAs, make up a significant portion of our assets under management and administration. However, on March 15, 2018, the United States Court of Appeals for the Fifth Circuit issued a decision vacating the DOL’s regulations in its entirety. The Fifth Circuit’s decision became effective when it issued its mandate on June 21, 2018. While the DOL’s fiduciary regulation has been vacated, the SEC has proposed its own best interest standard that would apply to recommendations made by financial advisors who work on a commission basis. Furthermore, New York and several other states have either issued their own fiduciary rules or are considering doing so and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The Certified Financial Planner Board has updated its professional standards of conduct to include a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. Currently, Ameriprise has approximately 4,100 financial advisors that hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, we continue to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any fiduciary rules and regulations and timing of their applicability, the scope of any implementation could impact the way we compensate our advisors, particularly with respect to the sale of commission-based products, the access that representatives of affiliated and unaffiliated product manufacturers could have to our advisors and clients, and the manner and degree to which we and our advisors could have selling and marketing costs reimbursed by product manufacturers. We have incurred infrastructure costs in anticipation of compliance with these new regulations, and ongoing costs will be driven by how these regulations may evolve over the course of time. Depending on the final regulations, we could be subject to both increased litigation risk and the possibility of overlapping or competing requirements from other regulators. Our solutions may be different than some or all of our competitors which may lead us to having a competitive advantage or disadvantage as compared to our peers. How our advisors, prospective advisor recruits, distribution partners, competitors and the broader financial industry adapt to any final regulation, or how clients, prospective clients and regulators react to industry and business changes driven thereof, will evolve over the course of time.
MiFID II came into effect on January 3, 2018 and is the most significant regulatory change EU investment firms have faced since the EU financial service action plan in 2006 which sought to establish the EU single market for financial services. MiFID II strengthens the requirement for investment firms to act in the client’s best interest, in many areas including conflicts of interest (specifically, inducements and a prohibition on free research), strengthening of best execution requirements and increased costs and charges disclosure, in relation to all services provided to clients. In response to MiFID II, Columbia Threadneedle Investments has implemented wide ranging changes to systems, policies and operating procedures across its business. Implementation of our internal measures will have direct and indirect impacts on us and certain of our affiliates, including significant changes to client servicing models, distribution models, the fees we are able to charge to clients and the way that our affiliates execute investment decisions for client portfolios. MiFID II and similar regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. The interpretation and implementation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms opting to pay for third-party investment research for U.S. and non-U.S. client accounts regardless of whether such accounts were covered by MiFID II. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM and overall business and financial condition.
Effective May 2018, the EU’s GDPR strengthened data protection rules for individuals within the EU. GDPR also addresses export of personal data outside the EU. Compliance with the stringent rules under GDPR will require ongoing reviews of all of our global data processing systems, processes and procedures. A failure to comply with GDPR could result in fines up to 20 million Euros or 4% of annual global revenues, whichever is higher. Domestically, state-level laws and regulations continue to evolve creating a patchwork of rules to be examined and followed. Most recently, California passed its California Consumer Privacy Act of 2018, which is set to become effective on January 1, 2020. However, it has been amended multiple times since its passage, and the rulemaking process has only just started. Only when the final rules are published will we have a concrete idea about how they will be enforced, and we may not have a lot of time to implement changes prior to the effective date. Other states may follow suit and promulgate their own privacy legislation.
Upon conversion of Ameriprise National Trust Bank into a federal savings bank, Ameriprise Financial will be subject to ongoing supervision by the FRB, including supervision and prudential standards, requirements related to RBC, stress-testing, resolution planning, and certain risk management requirements. Further, as a financial holding company, our activities will be limited to those that are financial in nature, incidental to a financial activity or, with FRB approval, complementary to a financial activity. In order to maintain Ameriprise’s status as a financial holding company, Ameriprise Bank, as Ameriprise’s sole insured depository institution subsidiary, will need to remain “well-capitalized” and “well-managed” under applicable regulations, and must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (“CRA”). In addition, Ameriprise will need to remain “well-capitalized” and “well-managed” in order to maintain its status as a financial holding company. Failure to meet one or more of these requirements would mean, depending on the requirements not met, that Ameriprise could not undertake new activities, continue certain activities, or make acquisitions other than those permitted generally for bank holding companies. Compliance with bank holding company laws and regulation could impact the structure and availability of certain of our products and services and our costs in providing those products and services. Costs of compliance may be driven by how these laws and regulations and the scale of Ameriprise Bank evolves over the course of time.
Any mandated reductions or restructuring of the fees we charge for our products and services resulting from regulatory initiatives or proceedings could reduce our revenues and/or earnings. Fees paid by mutual funds in accordance with plans and agreements of distribution adopted under Rule 12b-1 promulgated under the Investment Company Act and by other sources of managed products are commonly found as a means for product manufacturers and distribution platforms to address the costs of these products and investor education. The SEC has in the past and could again propose measures that would establish a new framework to materially alter Rule 12b-1. Certain industry-wide reduction or restructuring of Rule 12b-1 fees, or other servicing fees, could impact our ability to distribute our own mutual funds and/or the fees we receive for distributing other companies’ mutual funds to our commission-based brokerage customers, which could, in turn, impact our revenues and/or earnings.
Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices and their use of affiliated captive insurers. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual has been adopted by the required number of states and the percentage of U.S. insurance premium threshold has been reached, therefore, the valuation manual was effective for companies domiciled in adopted states on January 1, 2017. Minnesota adopted the valuation manual in 2016 and New York adopted the valuation manual in December 2018 to be effective January 2020. The RiverSource Life companies have developed an implementation plan and expect to report principles-based reserves for the majority of new business issued in 2019. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements on our insurance businesses. Further, we cannot predict the effect that proposed federal legislation may have on our businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury or by any of the Domiciliary Regulators or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see the information provided under the heading “Regulation - Insurance Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K.
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
Accordingly, while certain elements of these reforms could be changed under the Trump administration (such as through the May 2018 legislation that loosened aspects of the Dodd-Frank Act and current proposals regarding the Volcker Rule), the Dodd-Frank Act has impacted and is expected to further impact the manner in which we market our products and services, manage our company and its operations and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that may impact our business include but are not limited to the establishment of a fiduciary standard for broker-dealers, the resolution authority granted to the FDIC, changes in regulatory oversight and greater oversight over derivatives instruments and trading (as well as the Volcker Rule upon the conversion of Ameriprise Bank). We will need to respond to changes to the framework for the supervision of U.S. financial institutions, including the actions of the FSOC. To the extent the Dodd-Frank Act or other new regulation of the financial services industry impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
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
In recent years, other national and international authorities have also proposed measures intended to increase the intensity of regulation of financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. These measures have included enhanced RBC requirements, leverage limits, liquidity and transparency requirements, single counterparty exposure limits, governance requirements for risk management, stress-test requirements, debt-to-equity limits for certain companies, early remediation procedures, resolution and recovery planning and guidance for maintaining appropriate risk culture. Our international operations and our worldwide consolidated operations are subject to the jurisdiction of certain of these non-U.S. authorities and may be materially adversely affected by their actions and decisions. Potential measures taken by foreign and international authorities also include the nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations) and in their application or interpretation, imposition of large fines, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls, or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies. Any of these changes or actions may negatively affect our business. A further result of our non-U.S. operations is that we are subject to regulation by non-U.S. regulators and U.S. regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. We expect the scope and extent of regulation outside the U.S., as well as general regulatory oversight, to continue to increase.
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
We continue to examine the impact the Tax Act may have on our business. The Tax Act has had a material impact on our income tax expense and deferred tax balances (most notably a $320 million unfavorable impact in the fourth quarter of 2017 related to the remeasurement of net deferred tax assets using the lowered corporate tax rate, repatriation tax and lower future tax benefits from low income housing assets). Despite the beneficial impact in the corporate income tax rate, the full impact is uncertain and our business and financial condition could be adversely affected. For example, it is unclear what impact the Tax Act will have on our clients and competitors and therefore it is unclear how we may be advantaged or disadvantaged (such as investor demand for lower pricing or competitors that are better situated to respond or adjust to the evolving marketplace and investor sentiment). Furthermore, many of the products we issue or on which our businesses are based (including both insurance products and non-insurance products) receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain of our products and thus make such products less attractive to clients and the Tax Act will cause a change in client demand and activity.
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
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. The Financial Accounting Standards Board, the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of our financial statements. In addition, the conduct of our independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board (“PCAOB”). These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding our independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. It is possible that the changes could have a material adverse effect on our financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed us that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised us that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle Investments family of funds (collectively, the “Columbia Threadneedle Investments Funds”) or certain other entities within the Ameriprise Financial, Inc. investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter was temporary and would expire 18 months after the issuance of the letter and on September 22, 2017 the SEC subsequently issued a letter extending the no-action relief until the SEC amends the Loan Rule to address concerns expressed in the no-action letter. On May 2, 2018, the SEC proposed amendments to the Loan Rule, which, if adopted as proposed, would refocus the analysis that must be conducted to determine whether an audit firm is independent when the audit firm has a lending relationship with certain shareholders of an audit firm client at any time during an audit or professional engagement period. However, these amendments have not yet been finalized. If it was determined that PwC was not independent, or we do not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised us that, based on its knowledge and analyses of our facts and circumstances, it is not aware of any facts that would preclude reliance by us, our affiliates and other entities within the Ameriprise Financial, Inc. investment company complex on the no-action letter. PwC has also affirmed to us that they are able to exercise objective and impartial judgment in their audits of us, our affiliates and the Columbia Threadneedle Investments Funds, are independent accountants within the meaning of PCAOB Rule 3520 Auditor Independence and in their view can continue to serve as our independent registered public accounting firm. The Company has considered disclosures made to it by PwC of lending relationships described by PwC, PwC’s representation that it is independent within the meaning of the PCAOB Rule 3520, and representations made to the Company’s Audit Committee by PwC that PwC believes that a reasonable investor possessing all the facts regarding the lending relationships and audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on the Company’s financial statements as the independent registered public accounting firm. Based on the foregoing, the Company does not believe that PwC is incapable of exercising objective and impartial judgment with respect to audit services provided to us, our affiliates or the Columbia Threadneedle Investments Funds.
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
Our principal leases are in the following locations:

•
Columbia Threadneedle Investments leases offices in Boston containing approximately 156,000 square feet, leases approximately 65,000 square feet of a shared building in London (as well as a second location in Swindon, UK) and also leases property in a number of other cities to support its global operations, including in New York, Menlo Park, Chicago and Houston in the United States and Austria, Chile, Denmark, Dubai, France, Germany, Netherlands, Hong Kong, Italy, Luxembourg, Singapore, Spain, Switzerland and South Korea;

•	Ameriprise Auto and Home Insurance leases approximately 132,000 square feet at its corporate headquarters in DePere, Wisconsin and also leases space in Phoenix, Arizona; and

•
We also have leases in Las Vegas, Nevada (supporting aspects of our Advice & Wealth Management and Protection businesses, including Ameriprise Auto and Home Insurance) and Gurugram and Noida India (supporting our broader business in the United States).

We believe that the facilities owned or occupied by our company suit our needs and are well maintained.
Item 3. Legal Proceedings
For a discussion of material legal proceedings, see Note 24 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 15, 2019, we had approximately 13,547 common shareholders of record. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2018 Annual Report to Shareholders and is incorporated herein by reference.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2018:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2018
Share repurchase program (1)	1,014,181	$135.10	1,014,181	$807,340,324
Employee transactions (2)	24,083	$138.18	N/A	N/A
November 1 to November 30, 2018
Share repurchase program (1)	1,140,830	$126.91	1,140,830	$662,552,673
Employee transactions (2)	4,457	$127.92	N/A	N/A
December 1 to December 31, 2018
Share repurchase program (1)	1,404,849	$109.56	1,404,849	$508,632,134
Employee transactions (2)	2,909	$113.66	N/A	N/A
Totals
Share repurchase program (1)	3,559,860	$122.40	3,559,860
Employee transactions (2)	31,449	$134.46	N/A
	3,591,309		3,559,860
N/A  Not applicable.
(1) On April 24, 2017, we announced that our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of our common stock through June 30, 2019. In February 2019, our Board of Directors authorized an additional repurchase up to $2.5 billion of our common stock through March 31, 2021. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial information derived from our Consolidated Financial Statements as of December 31, 2018, 2017, 2016, 2015 and 2014 and for the five-year period ended December 31, 2018. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On January 1, 2018, we retrospectively applied the new accounting standard for revenue recognition to each reporting period presented in the financial statements. The selected consolidated financial information as of December 31, 2015 and 2014 and for the years then ended have not been revised.

	Years Ended December 31,
	2018	2017 Revised	2016 Revised	2015	2014
	(in millions, except per share data)
Income Statement Data:
Total net revenues	$12,835	$12,132	$11,800	$12,170	$12,268
Total expenses	10,351	9,918	10,209	10,028	9,721

Income from continuing operations	$2,098	$1,480	$1,313	$1,687	$2,002
Loss from discontinued operations, net of tax	—	—	—	—	(2)
Net income	2,098	1,480	1,313	1,687	2,000
Less: Net income attributable to noncontrolling interests	—	—	—	125	381
Net income attributable to Ameriprise Financial	$2,098	$1,480	$1,313	$1,562	$1,619

Earnings Per Share Attributable to Ameriprise Financial, Inc. Common Shareholders:
Basic
Income from continuing operations	$14.41	$9.60	$7.90	$8.60	$8.46
Loss from discontinued operations	—	—	—	—	(0.01)
Net income	$14.41	$9.60	$7.90	$8.60	$8.45
Diluted
Income from continuing operations	$14.20	$9.44	$7.81	$8.48	$8.31
Loss from discontinued operations	—	—	—	—	(0.01)
Net income	$14.20	$9.44	$7.81	$8.48	$8.30

Cash Dividends Declared Per Common Share	$3.53	$3.24	$2.92	$2.59	$2.26

	December 31,
	2018	2017 Revised	2016 Revised	2015	2014
	(in millions)
Balance Sheet Data:
Investments (1)	$35,825	$35,925	$35,834	$34,144	$35,582
Separate account assets	77,925	87,368	80,210	80,349	83,256
Total assets	137,216	147,480	139,831	145,339	148,803
Policyholder account balances, future policy benefits and claims	30,124	29,904	30,202	29,699	30,350
Separate account liabilities	77,925	87,368	80,210	80,349	83,256
Customer deposits	11,545	10,303	10,036	8,634	7,664
Long-term debt (1)	2,867	2,891	2,917	2,692	3,045
Short-term borrowings	201	200	200	200	200
Total liabilities	131,628	141,485	133,542	136,960	139,524
Total Ameriprise Financial, Inc. shareholders’ equity	5,588	5,995	6,289	7,191	8,098
Noncontrolling interests’ equity	—	—	—	1,188	1,181
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
Overview
Ameriprise is a diversified financial services company with a more than 120-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $823 billion in assets under management and administration as of December 31, 2018. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives. For additional discussion of our businesses, see Part I, Item 1 of this Annual Report on Form 10-K.
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
We consolidate certain variable interest entities for which we provide asset management services. These entities are defined as consolidated investment entities (“CIEs”). While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. For further information on CIEs, see Note 5 to our Consolidated Financial Statements. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in the fair value of assets and liabilities related to the CIEs, primarily syndicated loans and debt, are reflected in net investment income. We include the fees from these entities in the management and financial advice fees line within our Asset Management segment.
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

It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Adjusted operating total net revenue growth of 6% to 8%,

•	Adjusted operating earnings per diluted share growth of 12% to 15%, and

•	Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to adjusted operating measures:

	Years Ended December 31,
	2018	2017
	(in millions)
Total net revenues	$12,835	$12,132
Less: Revenue attributable to CIEs	127	94
Less: Net realized investment gains	10	46
Less: Market impact on IUL benefits	(7)	1
Less: Market impact of hedges on investments	11	(2)
Adjusted operating total net revenues	$12,694	$11,993

	Years Ended December 31,		Per Diluted Share Years Ended December 31,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net income	$2,098	$1,480	$14.20	$9.44
Less: Net income (loss) attributable to CIEs	(1)	1	(0.01)	—
Add: Integration/restructuring charges (1)	19	5	0.13	0.03
Add: Market impact on variable annuity guaranteed benefits (1)	31	232	0.21	1.48
Add: Market impact on fixed index annuity benefits (1)	(1)	—	(0.01)	—
Add: Market impact on IUL benefits (1)	17	(4)	0.12	(0.02)
Add: Market impact of hedges on investments (1)	(11)	2	(0.08)	0.01
Less: Net realized investment gains (1)	9	44	0.06	0.28
Tax effect of adjustments (2)	(10)	(67)	(0.07)	(0.43)
Adjusted operating earnings	$2,135	$1,603	$14.45	$10.23

Weighted average common shares outstanding:
Basic	145.6	154.1
Diluted	147.7	156.7
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21% in 2018 and 35% in 2017.

The following table reconciles net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Years Ended December 31,
	2018	2017
	(in millions)
Net income	$2,098	$1,480
Less: Adjustments (1)	(37)	(123)
Adjusted operating earnings	$2,135	$1,603

Total Ameriprise Financial, Inc. shareholders’ equity	$5,735	$6,212
Less: AOCI, net of tax	(98)	252
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,833	5,960
Less: Equity impacts attributable to CIEs	1	—
Adjusted operating equity	$5,832	$5,960

Return on equity, excluding AOCI	36.0%	24.8%
Adjusted operating return on equity, excluding AOCI (2)	36.6%	26.9%

(1)
Adjustments reflect the sum of after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on IUL benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 21% for 2018 and 35% for 2017.

(2)
Adjusted operating return on equity, excluding AOCI is calculated using adjusted operating earnings in the numerator and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 21% for 2018 and 35% for 2017.

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
Valuation of Investments
The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. See Note 15 to our Consolidated Financial Statements for discussion of the fair value of our Available-for-Sale securities.
Financial markets are subject to significant movements in valuation and liquidity, which can impact our ability to liquidate and the selling price that can be realized for our securities and increases the use of judgment in determining the estimated fair value of certain investments. We evaluate our Available-for-Sale securities and certain other investments for impairment on a quarterly basis. The methodology and factors considered to determine impairments is discussed further in Note 2 to our Consolidated Financial Statements.
Deferred Acquisition Costs
See Note 2 to our Consolidated Financial Statements for discussion of our DAC accounting policy.
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
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). Changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The effect on the DAC balance that would result from the realization of unrealized gains (losses) on securities is recognized with an offset to accumulated other comprehensive income on the consolidated balance sheet.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 6.9% for fixed income funds. We typically use a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.
A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(26)	$(70)	$(96)

Decrease in future near-term equity fund growth returns by 100 basis points	$(24)	$(43)	$(67)
Decrease in future long-term equity fund growth returns by 100 basis points	(18)	(33)	(51)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(42)	$(76)	$(118)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.
Traditional Long-Duration Products
For our traditional long-duration products (including traditional life and disability income (“DI”) insurance products), our DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing is inadequate. Projection periods used for our traditional life insurance are up to 30 years. Projection periods for our DI products are up to 45 years. We may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
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
Non-Traditional Long-Duration Products, including Embedded Derivatives
UL and VUL
A portion of our UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined using actuarial models to estimate the death benefits in excess of account value and the expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. See Note 12 to our Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Variable Annuities
We have approximately $72 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $27 billion of account value with no living benefit guarantees and $45 billion of account value with living benefit guarantees, primarily guaranteed minimum withdrawal benefit (“GMWB”) provisions. The business is predominately issued through the Ameriprise Financial advisor network. The majority of the variable annuity contracts offered by us contain guaranteed minimum death benefit (“GMDB”) provisions. We also offer variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up (“GGU”) benefits. In addition, we offer contracts with GMWB and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, we offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions. See Note 12 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.
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
At least annually, we perform a thorough policyholder behavior analysis to validate the assumptions included in our benefit reserve, embedded derivative and DAC balances. The variable annuity assumptions and resulting reserve computations reflect multiple policyholder variables. Differentiation in assumptions by policyholder age, existence of surrender charges, guaranteed withdrawal utilization, and tax qualification are examples of factors recognized in establishing management’s assumptions used in reserve calculations. The extensive data derived from our variable annuity block informs management in confirming previous assumptions and revising the variable annuity behavior assumptions. Changes in assumptions are governed by a review and approval process to ensure an appropriate measurement of all impacted financial statement balances.
See the table in the previous discussion of “Deferred Acquisition Costs” for the estimated impact to benefits and claims expense related to variable annuity and VUL insurance contracts resulting from a decrease of 100 basis points in separate account fund growth rate assumptions.
Embedded Derivatives
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
For further details on the types of derivatives we use and how we account for them, see Note 2, Note 15 and Note 17 to our Consolidated Financial Statements. For discussion of our market risk exposures and hedging program and related sensitivity testing, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
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
See Note 22 to our Consolidated Financial Statements for additional information on income taxes and our valuation allowance.
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
Net Investment Income
Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, mortgage loans, policy and certificate loans, margin loans, other investments, cash and cash equivalents and investments of consolidated investment entities (“CIEs”); the changes in fair value of trading securities, certain derivatives and certain assets and liabilities of CIEs; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of investments and charges for other-than-temporary impairments of investments related to credit losses.

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
Distribution Expenses
Distribution expenses primarily include compensation paid to our financial advisors, registered representatives, third-party distributors and wholesalers, net of amounts capitalized and amortized as DAC. The amounts capitalized and amortized are based on actual distribution costs. The majority of these costs, such as advisor and wholesaler compensation, vary directly with the level of sales. Distribution expenses also include marketing support and other distribution and administration related payments made to affiliated and unaffiliated distributors of products provided by our affiliates. The majority of these expenses vary with the level of sales, or assets held, by these distributors, and the remainder is fixed. Distribution expenses also include wholesaling costs.
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
Amortization of DAC
Direct sales commissions and other costs capitalized as DAC are amortized over time. For annuity and UL/VUL contracts, DAC are amortized based on projections of EGPs over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.
Interest and Debt Expense
Interest and debt expense primarily includes interest on corporate debt and CIE debt, the impact of interest rate hedging activities and amortization of debt issuance costs.
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
The following table presents detail regarding our AUM and AUA:

	December 31,		Change
	2018	2017
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$249.9	$246.7	$3.2	1%
Asset Management AUM	430.7	494.6	(63.9)	(13)
Eliminations	(26.4)	(27.0)	0.6	2
Total Assets Under Management	654.2	714.3	(60.1)	(8)
Total Assets Under Administration	168.5	182.7	(14.2)	(8)
Total AUM and AUA	$822.7	$897.0	$(74.3)	(8)%
Total AUM decreased $60.1 billion, or 8%, to $654.2 billion as of December 31, 2018 compared to $714.3 billion as of December 31, 2017 due to a $63.9 billion decrease in Asset Management AUM primarily driven by market depreciation, net outflows and retail fund distributions. Advice & Wealth Management AUM increased $3.2 billion, or 1%, compared to the prior year driven by wrap account net inflows, partially offset by market depreciation. See our segment results of operations discussion for additional information on changes in our AUM.

Consolidated Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$6,776	$6,415	$361	6%
Distribution fees	1,877	1,757	120	7
Net investment income	1,596	1,509	87	6
Premiums	1,426	1,394	32	2
Other revenues	1,249	1,105	144	13
Total revenues	12,924	12,180	744	6
Banking and deposit interest expense	89	48	41	85
Total net revenues	12,835	12,132	703	6
Expenses
Distribution expenses	3,637	3,397	240	7
Interest credited to fixed accounts	674	656	18	3
Benefits, claims, losses and settlement expenses	2,302	2,233	69	3
Amortization of deferred acquisition costs	322	267	55	21
Interest and debt expense	245	207	38	18
General and administrative expense	3,171	3,158	13	—
Total expenses	10,351	9,918	433	4
Pretax income	2,484	2,214	270	12
Income tax provision	386	734	(348)	(47)
Net income	$2,098	$1,480	$618	42%
Overall
Pretax income increased $270 million, or 12%, to $2.5 billion for the year ended December 31, 2018 compared to $2.2 billion for the prior year primarily reflecting average equity market appreciation, wrap account net inflows, a positive impact from higher short-term interest rates and a decrease in the unfavorable market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), partially offset by the impact of unlocking, the cumulative impact of asset management net outflows and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance. The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $31 million for the year ended December 31, 2018 compared to an expense of $232 million for the prior year.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was an expense of $33 million ($21 million for DAC, $5 million for DSIC and $7 million for insurance features in non-traditional long duration contracts) for the year ended December 31, 2018 reflecting unfavorable market returns compared to a benefit of $83 million ($36 million for DAC, $8 million for DSIC and $39 million for insurance features in non-traditional long duration contracts) for the prior year reflecting favorable market returns.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Pretax Increase (Decrease)	2018	2017
	(in millions)
Other revenues	$78	$(47)
Total revenues	78	(47)

Benefits, claims, losses and settlement expenses:
LTC loss recognition	51	57
Unlocking impact	113	(139)
Total benefits, claims, losses and settlement expenses	164	(82)
Amortization of DAC	(33)	(12)
Total expenses	131	(94)
Pretax income (1)	$(53)	$47
(1) Includes a $5 million net benefit related to the market impact on variable annuity guaranteed benefits for both the years ended December 31, 2018 and 2017.
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
Net Revenues
Net revenues increased $703 million, or 6%, to $12.8 billion for the year ended December 31, 2018 compared to $12.1 billion for the prior year.
Management and financial advice fees increased $361 million, or 6%, to $6.8 billion for the year ended December 31, 2018 compared to $6.4 billion for the prior year primarily due to an increase in AUM. Average AUM increased $35.4 billion, or 5%, compared to the prior year primarily due to average equity market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees increased $120 million, or 7%, to $1.9 billion for the year ended December 31, 2018 compared to $1.8 billion for the prior year reflecting average equity market appreciation and higher earnings on brokerage cash due to an increase in short-term interest rates, partially offset by a $30 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, which we completed during the first quarter of 2017.
Net investment income increased $87 million, or 6%, to $1.6 billion for the year ended December 31, 2018 compared to $1.5 billion for the prior year primarily due to a $51 million impairment of our investment in affordable housing partnerships in 2017 due to the enactment of the Tax Act, a $31 million increase in net investment income of CIEs, a $13 million favorable change in the market impact of hedges on investments and an increase in interest earned on brokerage margin loans and cash balances due to higher short-term interest rates, partially offset by a $36 million decrease in net realized investment gains.

Other revenues increased $144 million, or 13%, to $1.2 billion for the year ended December 31, 2018 compared to $1.1 billion for the prior year primarily due to the impact of unlocking and an increase in variable annuity guaranteed benefit rider charges, partially offset by a $7 million expense related to a modification of costs within a reinsurance contract.
Banking and deposit interest expense increased $41 million, or 85%, to $89 million for the year ended December 31, 2018 compared to $48 million for the prior year due to higher average crediting rates on certificates, as well as higher average certificate balances.
Expenses
Total expenses increased $433 million, or 4%, to $10.4 billion for the year ended December 31, 2018 compared to $9.9 billion for the prior year.
Distribution expenses increased $240 million, or 7%, to $3.6 billion for the year ended December 31, 2018 compared to $3.4 billion for the prior year reflecting higher advisor compensation due to average equity market appreciation and wrap account net inflows, partially offset by asset management net outflows and a $16 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts.
Benefits, claims, losses and settlement expenses increased $69 million, or 3%, to $2.3 billion for the year ended December 31, 2018 compared to $2.2 billion for the prior year primarily reflecting the following items:

•
The impact of unlocking was an expense of $113 million for the year ended December 31, 2018 compared to a benefit of $139 million for the prior year. The unlocking impact for the year ended December 31, 2018 primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The unlocking impact for the prior year primarily reflected a benefit from updates to market-related inputs to our living benefit valuation.

•
Our annual review of LTC active life future policy benefit reserve adequacy in the third quarter resulted in loss recognition of $51 million for the year ended December 31, 2018 compared to $57 million in the prior year. The loss recognition in both periods was primarily due to unfavorable morbidity experience, partially offset by approved, pending and future expected premium increases.

•	A $25 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was an expense of $12 million for the year ended December 31, 2018 compared to a benefit of $47 million for the prior year.

•
A $356 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $250 million for the year ended December 31, 2018 compared to an unfavorable impact of $106 million for the prior year. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $106 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $1.2 billion change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $1.1 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $4 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the year ended December 31, 2018 compared to the prior year.

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the year ended December 31, 2018 compared to the prior year.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the year ended December 31, 2018 compared to the prior year.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year.

Amortization of DAC increased $55 million, or 21%, to $322 million for the year ended December 31, 2018 compared to $267 million for the prior year primarily reflecting the following items:

•	The impact on DAC from actual versus expected market performance was an expense of $21 million for the year ended December 31, 2018 compared to a benefit of $36 million for the prior year.

•	The DAC offset to the market impact on variable annuity guaranteed benefits was an expense of $23 million for the year ended December 31, 2018 compared to a benefit of $26 million for the prior year.

•
The impact of unlocking was a benefit of $33 million for the year ended December 31, 2018 and primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking for the prior year was a benefit of $12 million and primarily reflected improved persistency and mortality on UL and VUL insurance products and a $10 million benefit from a correction related to a variable annuity model assumption, partially offset by updates to market-related inputs to the living benefit valuation.

•	The positive impact on DAC from lower than expected lapses on variable annuities was $10 million.
Interest and debt expense increased $38 million, or 18%, to $245 million for the year ended December 31, 2018 compared to $207 million for the prior year primarily due to an increase in interest expense of CIEs.
Income Taxes
Our effective tax rate was 15.5% for the year ended December 31, 2018 compared to 33.1% for the prior year. The decrease in our effective tax rate for the year ended December 31, 2018 compared to the prior year is primarily the result of the decrease in the federal statutory tax rate and a $286 million expense in 2017 due to provisions in the Tax Act, partially offset by lower levels of the dividends received deduction and a decrease in the benefit for net excess tax benefits related to employee share-based payments, which was $25 million for the year ended December 31, 2018 compared to $70 million for the prior year.
Results of Operations by Segment
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
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
The following table presents summary financial information by segment:

	Years Ended December 31,
	2018	2017
	(in millions)
Advice & Wealth Management
Net revenues	$6,189	$5,616
Expenses	4,800	4,453
Adjusted operating earnings	$1,389	$1,163
Asset Management
Net revenues	$3,011	$3,072
Expenses	2,283	2,332
Adjusted operating earnings	$728	$740
Annuities
Net revenues	$2,476	$2,499
Expenses	2,011	1,789
Adjusted operating earnings	$465	$710
Protection
Net revenues	$2,206	$2,044
Expenses	1,963	1,828
Adjusted operating earnings	$243	$216
Corporate & Other
Net revenues	$226	$173
Expenses	520	599
Adjusted operating loss	$(294)	$(426)

The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2018			2017
	Annuities	Protection	Corporate	Annuities	Protection	Corporate
	(in millions)
Other revenues	$—	$78	$—	$—	$(47)	$—
Total revenues	—	78	—	—	(47)	—

Benefits, claims, losses and settlement expenses
LTC loss recognition	—	—	51	—	—	57
Unlocking	18	101	1	(119)	(14)	1
Total benefits, claims, losses and settlement expenses	18	101	52	(119)	(14)	58
Amortization of DAC	(17)	(18)	—	(1)	(13)	—
Total expenses	1	83	52	(120)	(27)	58
Pretax income	$(1)	$(5)	$(52)	$120	$(20)	$(58)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2018	2017
	(in billions)
Beginning balance	$248.2	$201.1
Inflows from acquisition (1)	—	0.7
Other net flows	21.1	18.8
Net flows	21.1	19.5
Market appreciation (depreciation) and other	(17.8)	27.6
Ending balance	$251.5	$248.2

Advisory wrap account assets ending balance (2)	$249.1	$245.8
Average advisory wrap account assets (3)	$255.5	$222.1

(1)	Inflows associated with acquisition that closed during the period.

(2)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(3)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $3.3 billion, or 1%, during the year ended December 31, 2018 due to net inflows of $21.1 billion, partially offset by market depreciation and other of $17.8 billion. Average advisory wrap account assets increased $33.4 billion, or 15%, compared to the prior year reflecting net inflows and market appreciation.
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

The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$3,538	$3,153	$385	12%
Distribution fees	2,241	2,095	146	7
Net investment income	316	239	77	32
Other revenues	183	177	6	3
Total revenues	6,278	5,664	614	11
Banking and deposit interest expense	89	48	41	85
Total net revenues	6,189	5,616	573	10
Expenses
Distribution expenses	3,521	3,245	276	9
Interest and debt expense	10	9	1	11
General and administrative expense	1,269	1,199	70	6
Total expenses	4,800	4,453	347	8
Adjusted operating earnings	$1,389	$1,163	$226	19%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $226 million, or 19%, to $1.4 billion for the year ended December 31, 2018 compared to $1.2 billion for the prior year reflecting wrap account net inflows, average equity market appreciation and higher earnings on brokerage cash, partially offset by higher general and administrative expense. Pretax adjusted operating margin was 22.4% for the year ended December 31, 2018 compared to 20.7% for the prior year.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $573 million, or 10%, to $6.2 billion for the year ended December 31, 2018 compared to $5.6 billion for the prior year. Adjusted operating net revenue per advisor increased to $624,000 for the year ended December 31, 2018, up 9%, from $575,000 for the prior year.
Management and financial fees increased $385 million, or 12%, to $3.5 billion for the year ended December 31, 2018 compared to $3.2 billion for the prior year primarily due to growth in wrap account assets. Average advisory wrap account assets increased $33.4 billion, or 15%, compared to the prior year reflecting net inflows and average equity market appreciation.
Distribution fees increased $146 million, or 7%, to $2.2 billion for the year ended December 31, 2018 compared to $2.1 billion for the prior year reflecting higher earnings on brokerage cash due to an increase in short-term interest rates and the IPI acquisition, partially offset by a $30 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts in the first quarter of 2017.
Net investment income increased $77 million, or 32%, to $316 million for the year ended December 31, 2018 compared to $239 million for the prior year primarily due to higher investment yields on assets related to certificates and higher invested balances due to certificate net inflows, as well as an increase in interest earned on brokerage margin loans and cash balances due to higher short-term interest rates.
Banking and deposit interest expense increased $41 million, or 85%, to $89 million for the year ended December 31, 2018 compared to $48 million for the prior year due to higher client crediting rates on certificates, as well as higher average certificate balances.
Expenses
Total expenses increased $347 million, or 8%, to $4.8 billion for the year ended December 31, 2018 compared to $4.5 billion for the prior year.
Distribution expenses increased $276 million, or 9%, to $3.5 billion for the year ended December 31, 2018 compared to $3.2 billion for the prior year reflecting higher advisor compensation due to average equity market appreciation and wrap account net inflows, as well as the IPI acquisition, partially offset by a $16 million decrease from changes related to our transition to share classes without 12b-1 fees in advisory accounts in the first quarter of 2017.
General and administrative expense increased $70 million, or 6%, to $1.3 billion for the year ended December 31, 2018 compared to $1.2 billion for the prior year primarily due to an increase in staffing costs, allocated overhead expenses, technology-related expenses, marketing expenses, vendor-related expenses linked to revenue growth and the IPI acquisition.

Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of December 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2018	2017
Domestic Equity	Equal weighted	1 year	46%	69%
		3 year	50%	75%
		5 year	63%	69%
	Asset weighted	1 year	56%	73%
		3 year	56%	83%
		5 year	68%	80%
International Equity	Equal weighted	1 year	35%	75%
		3 year	60%	60%
		5 year	60%	70%
	Asset weighted	1 year	49%	52%
		3 year	69%	47%
		5 year	65%	54%
Taxable Fixed Income	Equal weighted	1 year	50%	67%
		3 year	71%	83%
		5 year	75%	82%
	Asset weighted	1 year	48%	69%
		3 year	75%	89%
		5 year	82%	89%
Tax Exempt Fixed Income	Equal weighted	1 year	89%	79%
		3 year	100%	89%
		5 year	89%	100%
	Asset weighted	1 year	86%	76%
		3 year	100%	93%
		5 year	98%	100%
Asset Allocation Funds	Equal weighted	1 year	46%	62%
		3 year	64%	80%
		5 year	100%	78%
	Asset weighted	1 year	65%	51%
		3 year	50%	94%
		5 year	100%	94%
Number of funds with 4 or 5 Morningstar star ratings		Overall	52	52
		3 year	46	56
		5 year	49	50
Percent of funds with 4 or 5 Morningstar star ratings		Overall	50%	51%
		3 year	44%	55%
		5 year	49%	51%
Percent of assets with 4 or 5 Morningstar star ratings		Overall	67%	60%
		3 year	50%	63%
		5 year	59%	59%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2018	2017
Equity	Equal weighted	1 year	40%	59%
		3 year	39%	64%
		5 year	70%	63%
	Asset weighted	1 year	51%	56%
		3 year	53%	60%
		5 year	79%	63%
Fixed Income	Equal weighted	1 year	60%	83%
		3 year	76%	82%
		5 year	69%	72%
	Asset weighted	1 year	66%	93%
		3 year	94%	95%
		5 year	89%	88%
Allocation (Managed) Funds	Equal weighted	1 year	38%	67%
		3 year	75%	78%
		5 year	86%	100%
	Asset weighted	1 year	41%	60%
		3 year	84%	97%
		5 year	95%	100%
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
The following table presents managed assets by type:

	December 31,		Change		Average (1)		Change
					December 31,
	2018	2017			2018	2017
	(in billions)
Equity	$229.0	$275.4	$(46.4)	(17)%	$266.4	$258.4	$8.0	3%
Fixed income	160.9	173.6	(12.7)	(7)	168.9	177.0	(8.1)	(5)
Money market	5.1	5.4	(0.3)	(6)	5.7	5.8	(0.1)	(2)
Alternative	3.1	5.6	(2.5)	(45)	4.4	6.8	(2.4)	(35)
Hybrid and other	32.6	34.6	(2.0)	(6)	34.2	27.5	6.7	24
Total managed assets	$430.7	$494.6	$(63.9)	(13)%	$479.6	$475.5	$4.1	1%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

The following tables present the changes in global managed assets:

	Years Ended December 31,
	2018	2017
	(in billions)
Global Retail Funds
Beginning assets	$287.8	$259.9
Inflows	53.0	50.9
Outflows	(67.2)	(60.0)
Net VP/VIT fund flows	(3.0)	(3.3)
Net new flows	(17.2)	(12.4)
Reinvested dividends	11.6	9.8
Net flows	(5.6)	(2.6)
Distributions	(13.8)	(11.7)
Market appreciation (depreciation) and other	(18.2)	38.4
Foreign currency translation (1)	(2.3)	3.8
Total ending assets	247.9	287.8

Global Institutional
Beginning assets	206.8	194.5
Inflows	21.6	24.7
Inflows from acquisitions (2)	—	5.4
Outflows	(37.2)	(44.2)
Net flows	(15.6)	(14.1)
Market appreciation (depreciation) and other (3)	(4.5)	18.8
Foreign currency translation (1)	(3.9)	7.6
Total ending assets	182.8	206.8
Total managed assets	$430.7	$494.6
Total net flows	$(21.2)	$(16.7)

Former Parent Company Related (4)
Retail net new flows	$(2.8)	$(3.0)
Institutional net new flows	(5.2)	(12.2)
Total net new flows	$(8.0)	$(15.2)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Inflows associated with acquisitions that closed during the period.
(3) Includes $0.6 billion and $0.5 billion for the total change in Affiliated General Account Assets during the years ended December 31, 2018 and 2017, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
In March 2017, the UK invoked article 50 of the Treaty of Lisbon in serving its relevant notice to leave the European Union on March 30, 2019. The full impact of the British exit from the EU (commonly known as “Brexit”) remains uncertain about how negotiations relating to the UK’s withdrawal and new trade agreements will be conducted, as well as the potential consequences and precise timeframe for Brexit. This uncertainty may have a negative impact on our UK and European net flows and foreign currency translation if the British Pound weakens.
Total segment AUM decreased $63.9 billion, or 13%, during the year ended December 31, 2018 driven by net outflows of $21.2 billion, retail fund distributions of $13.8 billion, market depreciation and a negative impact of foreign currency translation. Total segment AUM net outflows included $8.0 billion of outflows of former parent-related assets.
Global retail net outflows of $5.6 billion for the year ended December 31, 2018 included $17.2 billion of net new outflows, partially offset by $11.6 billion of reinvested dividends. In U.S. retail, net new outflows of $14.1 billion reflected elevated outflows in the fourth quarter from market dislocation, industry pressures on active strategies and outflows from former parent-related assets, partially offset by $11.5 billion of reinvested dividends. In Europe, Middle East and Africa (“EMEA”) retail, net outflows of $3.0 billion reflected elevated outflows in the fourth quarter consistent with the industry reflecting weakened market sentiment across all regions related to market volatility and concerns over Brexit, the economy and interest rates.
Global institutional net outflows of $15.6 billion included $5.2 billion of outflows from former parent-related assets and $2.5 billion of CLO redemptions. Third party institutional outflows were elevated and reflect lower sales and higher redemptions of equity and fixed income mandates.
In November 2017, we completed our acquisition of Lionstone Partners, LLC (“Lionstone Investments”), a leading national real estate investment firm, specializing in investment strategies based upon proprietary analytics. This acquisition added $5.4 billion in assets under management.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$2,540	$2,569	$(29)	(1)%
Distribution fees	433	458	(25)	(5)
Net investment income	19	28	(9)	(32)
Other revenues	19	17	2	12
Total revenues	3,011	3,072	(61)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,011	3,072	(61)	(2)
Expenses
Distribution expenses	961	998	(37)	(4)
Amortization of deferred acquisition costs	13	15	(2)	(13)
Interest and debt expense	24	22	2	9
General and administrative expense	1,285	1,297	(12)	(1)
Total expenses	2,283	2,332	(49)	(2)
Adjusted operating earnings	$728	$740	$(12)	(2)%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $12 million, or 2%, to $728 million for the year ended December 31, 2018 compared to $740 million for the prior year primarily due to the cumulative impact of net outflows, a $31 million decrease related to CLO unwinds and $12 million of costs associated with the implementation of our Brexit strategy, partially offset by average equity market appreciation, lower performance-based compensation and continued expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $61 million, or 2%, to $3.0 billion for the year ended December 31, 2018 compared to $3.1 billion for the prior year.
Management and financial advice fees decreased $29 million, or 1%, to $2.5 billion for the year ended December 31, 2018 compared to $2.6 billion for the prior year driven by cumulative net outflows, a $32 million decrease in incentive fees from CLO unwinds and a $17 million decrease in performance fees, partially offset by average equity market appreciation, a $13 million positive foreign currency translation impact and a $24 million increase from the Lionstone Investments acquisition. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 10% for the year ended December 31, 2018 compared to the prior year.
Distribution fees decreased $25 million, or 5%, to $433 million for the year ended December 31, 2018 compared to $458 million for the prior year due to cumulative net outflows and an $11 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees in the first quarter of 2017, partially offset by average equity market appreciation.
Expenses
Total expenses decreased $49 million, or 2%, to $2.3 billion for the year ended December 31, 2018 compared to the prior year.
Distribution expenses decreased $37 million, or 4%, to $961 million for the year ended December 31, 2018 compared to $998 million for the prior year due to asset management net outflows and an $11 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees in the first quarter of 2017, partially offset by average equity market appreciation.

General and administrative expense decreased $12 million, or 1%, to $1.3 billion for the year ended December 31, 2018 compared to the prior year primarily due to lower performance-based compensation, lower compensation related to CLO unwinds, a $14 million decrease in compensation related to lower performance fees and disciplined expense management, partially offset by $12 million of Brexit-related costs, an $8 million negative foreign currency translation impact and a $25 million increase related to the Lionstone Investments acquisition.
Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$792	$790	$2	—%
Distribution fees	347	346	1	—
Net investment income	644	697	(53)	(8)
Premiums	108	116	(8)	(7)
Other revenues	585	550	35	6
Total revenues	2,476	2,499	(23)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,476	2,499	(23)	(1)
Expenses
Distribution expenses	432	428	4	1
Interest credited to fixed accounts	461	473	(12)	(3)
Benefits, claims, losses and settlement expenses	677	467	210	45
Amortization of deferred acquisition costs	200	181	19	10
Interest and debt expense	40	35	5	14
General and administrative expense	201	205	(4)	(2)
Total expenses	2,011	1,789	222	12
Adjusted operating earnings	$465	$710	$(245)	(35)%
Our Annuities segment pretax adjusted operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), decreased $245 million, or 35%, to $465 million for the year ended December 31, 2018 compared to $710 million for the prior year primarily due to the impact of unlocking, lower investment yields, variable annuity net outflows and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance, partially offset by average equity market appreciation.
The impact of unlocking was an expense of $1 million for the year ended December 31, 2018 compared to a benefit of $120 million for the prior year. The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance (“mean reversion-related impacts”) was an expense of $31 million ($19 million for DAC, $5 million for DSIC and $7 million for insurance features in non-traditional long duration contracts) for the year ended December 31, 2018 reflecting unfavorable market returns compared to a benefit of $81 million ($34 million for DAC, $8 million for DSIC and $39 million for insurance features in non-traditional long duration contracts) for the prior year reflecting favorable market returns.
Our Annuities segment pretax adjusted operating income excluding mean reversion-related impacts and unlocking decreased $12 million, or 2%, to $497 million for the year ended December 31, 2018 compared to $509 million for the prior year.
RiverSource variable annuity account balances declined 10% to $72.0 billion as of December 31, 2018 compared to the prior year due to equity market depreciation and net outflows of $3.3 billion.
RiverSource fixed deferred annuity account balances declined 7% to $8.7 billion as of December 31, 2018 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed deferred annuity book is expected to gradually run off and earnings on our fixed deferred annuity business will trend down.

Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $23 million, or 1%, to $2.5 billion for the year ended December 31, 2018 compared to the prior year.
Net investment income, which excludes net realized investment gains or losses, decreased $53 million, or 8%, to $644 million for the year ended December 31, 2018 compared to $697 million for the prior year primarily due to a decrease of approximately $32 million from lower invested assets due to fixed annuity net outflows and approximately $23 million from lower earned interest rates.
Other revenues increased $35 million, or 6%, to $585 million for the year ended December 31, 2018 compared to $550 million for the prior year due to an increase in variable annuity guaranteed benefit rider charges driven by higher average fee rates on variable annuity guarantee sales and sales in the prior year where the fees start on the first anniversary date.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, increased $222 million, or 12%, to $2.0 billion for the year ended December 31, 2018 compared to $1.8 billion for the prior year.
Interest credited to fixed accounts decreased $12 million, or 3%, to $461 million for the year ended December 31, 2018 compared to $473 million for the prior year due to lower average fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, increased $210 million, or 45%, to $677 million for the year ended December 31, 2018 compared to $467 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was an $18 million expense for the year ended December 31, 2018 compared to a $119 million benefit for the prior year. See our Consolidated Results of Operations section for discussion of the drivers of unlocking.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was an expense of $12 million for the year ended December 31, 2018 compared to a benefit of $47 million for the prior year.

•	A $25 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits and fixed index annuity benefits and the DAC offset to net realized investment gains or losses, increased $19 million, or 10%, to $200 million for the year ended December 31, 2018 compared to $181 million for the prior year primarily reflecting the following items:

•	The impact on DAC from actual versus expected market performance was an expense of $19 million for the year ended December 31, 2018 compared to a benefit of $34 million for the prior year.

•
The impact of unlocking was a benefit of $17 million for the year ended December 31, 2018 compared to a benefit of $1 million for the prior year. See our Consolidated Results of Operations section for discussion of the drivers of unlocking.

•	The positive impact on DAC from lower than expected lapses on variable annuities was $10 million.

Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$52	$53	$(1)	(2)%
Distribution fees	99	96	3	3
Net investment income	347	338	9	3
Premiums	1,245	1,204	41	3
Other revenues	463	353	110	31
Total revenues	2,206	2,044	162	8
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,206	2,044	162	8
Expenses
Distribution expenses	69	68	1	1
Interest credited to fixed accounts	200	186	14	8
Benefits, claims, losses and settlement expenses	1,324	1,209	115	10
Amortization of deferred acquisition costs	89	96	(7)	(7)
Interest and debt expense	26	25	1	4
General and administrative expense	255	244	11	5
Total expenses	1,963	1,828	135	7
Adjusted operating earnings	$243	$216	$27	13%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), increased $27 million, or 13%, to $243 million for the year ended December 31, 2018 compared to $216 million for the prior year primarily due to the impact of unlocking and lower catastrophe losses, partially offset by a $7 million expense related to a modification of costs within a reinsurance contract and the negative impact of continued low interest rates. A strategic review of the auto and home business is underway.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and reinsurance accrual offset to the market impact on IUL benefits, increased $162 million, or 8%, to $2.2 billion for the year ended December 31, 2018 compared to $2.0 billion for the prior year.
Premiums increased $41 million, or 3%, to $1.2 billion for the year ended December 31, 2018 compared to the prior year due to higher average premium in both auto and home insurance products and higher auto policies in force.
Other revenues, which exclude the unearned revenue amortization and reinsurance accrual offset to net realized investment gains or losses and the market impact on IUL benefits, increased $110 million, or 31%, to $463 million for the year ended December 31, 2018 compared to $353 million for the prior year primarily due to the impact of unlocking, partially offset by a $7 million expense related to a modification of costs within a reinsurance contract and higher cost of reinsurance for life insurance products. Other revenues for the year ended December 31, 2018 included a $78 million favorable impact from unlocking compared to a $47 million unfavorable impact in the prior year period. See our Consolidated Results of Operations section for discussion of the drivers of unlocking.

Expenses
Total expenses, which exclude the market impact on IUL benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, increased $135 million, or 7%, to $2.0 billion for the year ended December 31, 2018 compared to $1.8 billion for the prior year.
Interest credited to fixed accounts increased $14 million, or 8%, to $200 million for the year ended December 31, 2018 compared to $186 million for the prior year primarily driven by higher fixed account values associated with UL and VUL insurance.
Benefits, claims, losses and settlement expenses increased $115 million, or 10%, to $1.3 billion for the year ended December 31, 2018 compared to $1.2 billion for the prior year primarily reflecting the following impacts:

•
The impact of unlocking was an expense of $101 million for the year ended December 31, 2018 compared to a benefit of $14 million for the prior year. See our Consolidated Results of Operations section for discussion of the drivers of unlocking.

•
A $4 million increase in auto and home expenses due to a 3% increase in auto policies in force and a higher non-catastrophe loss ratio, partially offset by lower catastrophe losses. Catastrophe losses (net of the impact of reinsurance), which were higher than anticipated due to storms and California wildfires, were $82 million for the year ended December 31, 2018 compared to $122 million for the prior year. Our reinsurance program resulted in ceded losses of approximately $42 million for the year ended December 31, 2018 compared to $104 million for the prior year.

•	A $14 million decrease in DI claims, partially offset by a $4 million increase in life claims.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2018	2017
	(in millions)
Revenues
Net investment income	$119	$60	$59	98%
Premiums	107	109	(2)	(2)
Other revenues	6	7	(1)	(14)
Total revenues	232	176	56	32
Banking and deposit interest expense	6	3	3	NM
Total net revenues	226	173	53	31
Expenses
Distribution expenses	(11)	(11)	—	—
Benefits, claims, losses and settlement expenses	306	313	(7)	(2)
Amortization of deferred acquisition costs	—	—	—	—
Interest and debt expense	25	27	(2)	(7)
General and administrative expense	200	270	(70)	(26)
Total expenses	520	599	(79)	(13)
Adjusted operating loss	$(294)	$(426)	$132	31%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $132 million, or 31%, to $294 million for the year ended December 31, 2018 compared to $426 million for the prior year.
Net investment income increased $59 million, or 98%, to $119 million for the year ended December 31, 2018 compared to $60 million for the prior year primarily due to a $51 million impairment of our investment in affordable housing partnerships in 2017 due to the enactment of the Tax Act.
General and administrative expense decreased $70 million, or 26%, to $200 million for the year ended December 31, 2018 compared to $270 million for the prior year primarily due to a $21 million decline in DOL planning and implementation expenses, lower performance-based compensation and a $9 million expense in the prior year related to the renegotiation of a vendor arrangement.

Our Corporate & Other segment includes our closed block LTC insurance, which had a pretax adjusted operating loss of $61 million for the year ended December 31, 2018 compared to a loss of $73 million for the prior year.
As of December 31, 2018, our nursing home indemnity LTC block had approximately $88 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 55% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 81 and the average attained age of policyholders on claim is 87. Fifty-five percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
As of December 31, 2018, our comprehensive reimbursement LTC block had approximately $116 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.0 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 76 and the average attained age of policyholders on claim is 84. Thirty-eight percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
We utilize three primary levers to manage our LTC business. First, we have taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 140% on our nursing home indemnity LTC block and 66% on our comprehensive reimbursement LTC block as of December 31, 2018. Second, we have a reserving process that reflects the policy features and risk characteristics of our blocks. As of December 31, 2017, we had 29,000 policies that were closed with claim activity, as well as 8,000 open claims. We apply this experience to our in force policies, which were 108,000 as of December 31, 2018, at a very granular level by issue year, attained age and benefit features. Our statutory reserves are approximately $403 million higher than our GAAP reserves and include margins for key assumptions like morbidity and mortality, as well as $210 million in asset adequacy reserves as of December 31, 2018. Lastly, we have prudently managed our investment portfolio by maintaining a liquid, investment grade portfolio that is currently in a net unrealized gain position.
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
Our annual review of LTC active life future policy benefit reserve adequacy resulted in loss recognition of $51 million in 2018 compared to $57 million in the prior year. The loss recognition in both years was primarily due to unfavorable morbidity experience, partially offset by approved, pending and future expected premium increases.

Consolidated Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$6,415	$5,802	$613	11%
Distribution fees	1,757	1,781	(24)	(1)
Net investment income	1,509	1,576	(67)	(4)
Premiums	1,394	1,491	(97)	(7)
Other revenues	1,105	1,189	(84)	(7)
Total revenues	12,180	11,839	341	3
Banking and deposit interest expense	48	39	9	23
Total net revenues	12,132	11,800	332	3
Expenses
Distribution expenses	3,397	3,200	197	6
Interest credited to fixed accounts	656	623	33	5
Benefits, claims, losses and settlement expenses	2,233	2,646	(413)	(16)
Amortization of deferred acquisition costs	267	415	(148)	(36)
Interest and debt expense	207	241	(34)	(14)
General and administrative expense	3,158	3,084	74	2
Total expenses	9,918	10,209	(291)	(3)
Pretax income	2,214	1,591	623	39
Income tax provision	734	278	456	NM
Net income	$1,480	$1,313	$167	13%
NM Not Meaningful.
Overall
Pretax income increased $623 million, or 39%, to $2.2 billion for the year ended December 31, 2017 compared to $1.6 billion for the prior year primarily reflecting the impact of unlocking, market appreciation, wrap account net inflows, a positive impact from higher short-term interest rates and a $39 million increase in LTC reserves in the prior year primarily due to out-of-period corrections, partially offset by asset management net outflows, loss recognition of $57 million on LTC insurance products in 2017, higher performance-based compensation and a $51 million impairment of our investment in affordable housing partnerships from the enactment of the Tax Act.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $83 million ($36 million for DAC, $8 million for DSIC and $39 million for insurance features in non-traditional long duration contracts) for the year ended December 31, 2017 reflecting favorable market returns compared to a benefit of $18 million ($6 million for DAC, $2 million for DSIC and $10 million for insurance features in non-traditional long duration contracts) for the prior year.
Net realized investment gains (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual) were $44 million for the year ended December 31, 2017 compared to $6 million for the prior year. The market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $4 million for the year ended December 31, 2017 compared to a benefit of $36 million for the prior year.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Pretax Increase (Decrease)	2017	2016
	(in millions)
Other revenues	$(47)	$64
Total revenues	(47)	64

Distribution expenses:
LTC loss recognition	—	(27)
Benefits, claims, losses and settlement expenses:
LTC loss recognition	57	—
Unlocking impact	(139)	229
Total benefits, claims, losses and settlement expenses	(82)	229
Amortization of DAC:
LTC loss recognition	—	58
Unlocking impact	(12)	23
Total amortization of DAC	(12)	81
Total expenses	(94)	283
Pretax income (1)	$47	$(219)
(1) Includes a $5 million and $16 million net benefit related to the market impact on variable annuity guaranteed benefits for the years ended December 31, 2017 and 2016, respectively.
The favorable unlocking impact in 2017 primarily reflected a positive impact from updates to market-related inputs to our living benefit valuation. Our annual review of LTC active life future policy benefit reserve adequacy in the third quarter resulted in loss recognition of $57 million in 2017 primarily due to unfavorable morbidity experience, partially offset by approved, pending and future expected premium increases. The unfavorable unlocking impact in 2016 primarily reflected low interest rates and higher persistency on living benefit contracts that more than offset benefits from persistency on annuity contracts without living benefits, an update to market-related inputs related to our living benefit valuation and other model updates. Our review of our LTC business in the third quarter of 2016 resulted in a loss recognition of $31 million due to low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases.
Net Revenues
Net revenues increased $332 million, or 3%, to $12.1 billion for the year ended December 31, 2017 compared to $11.8 billion for the prior year.
Management and financial advice fees increased $613 million, or 11%, to $6.4 billion for the year ended December 31, 2017 compared to $5.8 billion for the prior year primarily due to an increase in AUM, as well as a $25 million increase in performance fees and higher fees on variable annuities driven by higher average separate account balances. Average AUM increased $48.2 billion, or 8%, compared to the prior year primarily due to market appreciation and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees decreased $24 million, or 1%, to $1.8 billion for the year ended December 31, 2017 compared to the prior year primarily due to a $223 million decrease related to our transition to share classes without 12b-1 fees in advisory accounts, partially offset by market appreciation and higher brokerage cash spread due to an increase in short-term interest rates.
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
Premiums decreased $97 million, or 7%, to $1.4 billion for the year ended December 31, 2017 compared to $1.5 billion for the prior year primarily reflecting higher ceded premiums for our auto and home business due to new reinsurance arrangements we entered into at the beginning of 2017 to reduce risk.
Other revenues decreased $84 million, or 7%, to $1.1 billion for the year ended December 31, 2017 compared to $1.2 billion for the prior year primarily due to the impact of unlocking and the unearned revenue amortization and the reinsurance accrual offset to the market impact on IUL benefits, partially offset by higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates on variable annuity riders. The unearned revenue amortization and reinsurance accrual offset to the market impact on IUL benefits was a benefit of $1 million for the year ended December 31, 2017 compared to a benefit of $24 million for the prior year. Other revenues for the year ended December 31, 2017 included a $47 million unfavorable impact from unlocking compared to a $64 million favorable impact in the prior year. The primary driver of the unlocking impact to other revenues for the year ended December 31, 2017 was a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to other revenues for the prior year was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience.
Expenses
Total expenses decreased $291 million, or 3%, to $9.9 billion for the year ended December 31, 2017 compared to $10.2 billion for the prior year.
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
Interest credited to fixed accounts increased $33 million, or 5%, to $656 million for the year ended December 31, 2017 compared to $623 million for the prior year primarily due to the market impact on IUL benefits, net of hedges, which was a benefit of $3 million for the year ended December 31, 2017 compared to a benefit of $30 million for the prior year.
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

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $47 million for the year ended December 31, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $12 million for the prior year.

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

•	A $57 million expense from loss recognition on the closed block LTC insurance products for the year ended December 31, 2017.

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
Amortization of DAC decreased $148 million, or 36%, to $267 million for the year ended December 31, 2017 compared to $415 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was a benefit of $12 million for the year ended December 31, 2017 compared to an expense of $23 million for the prior year. The impact of unlocking for the year ended December 31, 2017 primarily reflected improved persistency and mortality on life insurance contracts and a $10 million benefit from a correction related to a variable annuity model assumption, partially offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking in the prior year primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits.

•	In 2016, we wrote-off DAC of $58 million in connection with the loss recognition on LTC insurance products.

•	The impact on DAC from actual versus expected market performance was a benefit of $36 million for the year ended December 31, 2017 compared to a benefit of $6 million for the prior year.

•
The DAC offset to the market impact on IUL benefits (net of hedges, unearned revenue amortization and the reinsurance accrual) was nil for the year ended December 31, 2017 compared to an expense of $18 million for the prior year.

Interest and debt expense decreased $34 million, or 14%, to $207 million for the year ended December 31, 2017 compared to $241 million for the prior year due to lower interest expense on CIE debt primarily due to a CLO unwind in late 2016.
General and administrative expense increased $74 million, or 2%, to $3.2 billion for the year ended December 31, 2017 compared to $3.1 billion for the prior year primarily due to higher performance-based compensation and a $13 million increase in compensation related to higher performance fees, partially offset by a $23 million expense in the prior year from the resolution of a legacy legal matter related to the hedge fund business.
Income Taxes
Our effective tax rate was 33.1% for the year ended December 31, 2017 compared to 17.4% for the prior year. The increase in our effective tax rate for the year ended December 31, 2017 was primarily due to a $286 million expense in 2017 due to provisions of the Tax Act, including remeasurement of net deferred tax assets, a deemed repatriation tax of our total post-1986 earnings and profits and remeasurement of tax contingencies, partially offset by a $70 million benefit for net excess tax benefits related to the adoption of an accounting standard for employee share-based payments. See Consolidated Results of Operations – Year ended December 31, 2018 compared to the year ended December 31, 2017 for additional details on the impact of the Tax Act.
Results of Operations by Segment
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table presents summary financial information by segment:

	Years Ended December 31,
	2017	2016
	(in millions)
Advice & Wealth Management
Net revenues	$5,616	$5,144
Expenses	4,453	4,234
Adjusted operating earnings	$1,163	$910
Asset Management
Net revenues	$3,072	$2,960
Expenses	2,332	2,339
Adjusted operating earnings	$740	$621
Annuities
Net revenues	$2,499	$2,463
Expenses	1,789	2,134
Adjusted operating earnings	$710	$329
Protection
Net revenues	$2,044	$2,241
Expenses	1,828	1,978
Adjusted operating earnings	$216	$263
Corporate & Other
Net revenues	$173	$237
Expenses	599	596
Adjusted operating loss	$(426)	$(359)

The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2017			2016
	Annuities	Protection	Corporate	Annuities	Protection	Corporate
	(in millions)
Other revenues	$—	$(47)	$—	$—	$64	$—
Total revenues	—	(47)	—	—	64	—

Distribution expenses:
LTC loss recognition	—	—	—	—	—	(27)
Benefits, claims, losses and settlement expenses:
LTC loss recognition	—	—	57	—	—	—
Unlocking impact	(119)	(14)	1	197	40	6
Total benefits, claims, losses and settlement expenses	(119)	(14)	58	197	40	6
Amortization of DAC:
LTC loss recognition	—	—	—	—	—	58
Unlocking impact	(1)	(13)	—	18	7	—
Total amortization of DAC	(1)	(13)	—	18	7	58
Total expenses	(120)	(27)	58	215	47	37
Pretax income	$120	$(20)	$(58)	$(215)	$17	$(37)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2017	2016
	(in billions)
Beginning balance	$201.1	$180.5
Inflows from acquisition (1)	0.7	—
Other net flows	18.8	10.2
Net flows	19.5	10.2
Market appreciation (depreciation) and other	27.6	10.4
Ending balance	$248.2	$201.1

Advisory wrap account assets ending balance (2)	$245.8	$198.9
Average advisory wrap account assets (3)	$222.1	$187.3

(1)	Inflows associated with acquisition that closed during the period.

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

The following table presents the results of operations of our Advice & Wealth Management segment on an operating basis:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$3,153	$2,711	$442	16%
Distribution fees	2,095	2,119	(24)	(1)
Net investment income	239	186	53	28
Other revenues	177	167	10	6
Total revenues	5,664	5,183	481	9
Banking and deposit interest expense	48	39	9	23
Total net revenues	5,616	5,144	472	9
Expenses
Distribution expenses	3,245	3,072	173	6
Interest and debt expense	9	8	1	13
General and administrative expense	1,199	1,154	45	4
Total expenses	4,453	4,234	219	5
Adjusted operating earnings	$1,163	$910	$253	28%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $253 million, or 28%, to $1.2 billion for the year ended December 31, 2017 compared to $910 million for the prior year reflecting wrap account net inflows, market appreciation and higher earnings on brokerage cash, partially offset by expenses associated with recruiting experienced advisors and higher performance-based compensation. Pretax operating margin was 20.7% for the year ended December 31, 2017 compared to 17.7% for the prior year.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $472 million, or 9%, to $5.6 billion for the year ended December 31, 2017 compared to $5.1 billion for the prior year. Operating net revenue per advisor increased to $575,000 for the year ended December 31, 2017, up 9%, from $528,000 for the prior year.
Management and financial fees increased $442 million, or 16%, to $3.2 billion for the year ended December 31, 2017 compared to $2.7 billion for the prior year primarily due to growth in wrap account assets. Average advisory wrap account assets increased $34.8 billion, or 19%, compared to the prior year reflecting net inflows and market appreciation.
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
Expenses
Total expenses increased $219 million, or 5%, to $4.5 billion for the year ended December 31, 2017 compared to $4.2 billion for the prior year.
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
General and administrative expense increased $45 million, or 4%, to $1.2 billion for the year ended December 31, 2017 compared to the prior year primarily due to higher performance-based compensation, expenses related to the IPI acquisition and higher national conference expenses.

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

Former Parent Company Related (5)
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
Global retail net outflows of $2.6 billion included $3.3 billion of outflows of our variable product funds underlying insurance and annuity separate accounts and $3.0 billion of outflows from former parent-related assets. In U.S. retail, net outflows of $4.1 billion reflected industry pressures on active strategies and outflows from former parent-related assets, partially offset by $9.7 billion of reinvested dividends. In EMEA retail, net inflows were $1.5 billion.
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
The following table presents the results of operations of our Asset Management segment on an operating basis:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$2,569	$2,448	$121	5%
Distribution fees	458	487	(29)	(6)
Net investment income	28	14	14	NM
Other revenues	17	11	6	55
Total revenues	3,072	2,960	112	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,072	2,960	112	4
Expenses
Distribution expenses	998	1,017	(19)	(2)
Amortization of deferred acquisition costs	15	18	(3)	(17)
Interest and debt expense	22	21	1	5
General and administrative expense	1,297	1,283	14	1
Total expenses	2,332	2,339	(7)	—
Adjusted operating earnings	$740	$621	$119	19%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $119 million, or 19%, to $740 million for the year ended December 31, 2017 compared to $621 million for the prior year primarily due to market appreciation, a $12 million increase related to CLO unwinds, a $12 million increase in performance fees on property funds and hedge funds (net of related compensation), a $9 million expense in the prior year from the resolution of a legacy legal matter related to the hedge fund business and expense management, partially offset by the cumulative impact of net outflows and higher performance-based compensation.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $112 million, or 4%, to $3.1 billion for the year ended December 31, 2017 compared to $3.0 billion for the prior year.
Management and financial advice fees increased $121 million, or 5%, to $2.6 billion for the year ended December 31, 2017 compared to $2.4 billion for the prior year driven by market appreciation, an increase in incentive fees from CLO unwinds and a $25 million increase in performance fees, partially offset by cumulative net outflows from former parent-related assets and higher fee yielding retail funds and an $11 million negative foreign currency translation impact. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 17% for the year ended December 31, 2017 compared to the prior year.

Distribution fees decreased $29 million, or 6%, to $458 million for the year ended December 31, 2017 compared to $487 million for the prior year due to cumulative net outflows and a $40 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees, partially offset by market appreciation.
Expenses
Total expenses decreased $7 million to $2.3 billion for the year ended December 31, 2017 compared to the prior year.
Distribution expenses decreased $19 million, or 2%, to $998 million for the year ended December 31, 2017 compared to $1.0 billion for the prior year due to lower compensation driven by cumulative net outflows and a $40 million decrease related to the transition of advisory accounts to share classes without 12b-1 fees, partially offset by market appreciation. The Asset Management segment expense related to 12b-1 fees is eliminated on a consolidated basis.
General and administrative expense increased $14 million, or 1%, to $1.3 billion for the year ended December 31, 2017 compared to the prior year primarily due to a $13 million increase in compensation related to higher performance fees and higher performance-based compensation, partially offset by a $13 million benefit from the impact of foreign exchange, a $9 million expense in the prior year from the resolution of a legacy legal matter related to the hedge fund business and expense management.
Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$790	$751	$39	5%
Distribution fees	346	330	16	5
Net investment income	697	760	(63)	(8)
Premiums	116	116	—	—
Other revenues	550	506	44	9
Total revenues	2,499	2,463	36	1
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,499	2,463	36	1
Expenses
Distribution expenses	428	423	5	1
Interest credited to fixed accounts	473	478	(5)	(1)
Benefits, claims, losses and settlement expenses	467	780	(313)	(40)
Amortization of deferred acquisition costs	181	209	(28)	(13)
Interest and debt expense	35	33	2	6
General and administrative expense	205	211	(6)	(3)
Total expenses	1,789	2,134	(345)	(16)%
Adjusted operating earnings	$710	$329	$381	NM
NM Not Meaningful.
Our Annuities segment pretax operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), increased $381 million to $710 million for the year ended December 31, 2017 compared to $329 million for the prior year primarily due to the impact of unlocking, equity market appreciation and the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance, partially offset by lower investment yields and a $21 million negative impact in 2017 from changes in assumptions in the prior year unlocking process that resulted in ongoing increases to living benefit reserves.
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

The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $81 million ($34 million for DAC, $8 million for DSIC and $39 million for insurance features in non-traditional long duration contracts) for the year ended December 31, 2017 reflecting favorable market returns compared to a benefit of $18 million ($6 million for DAC, $2 million for DSIC and $10 million for insurance features in non-traditional long duration contracts) for the prior year.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $36 million, or 1%, to $2.5 billion for the year ended December 31, 2017 compared to the prior year.
Management and financial advice fees increased $39 million, or 5%, to $790 million for the year ended December 31, 2017 compared to $751 million for the prior year due to higher fees on variable annuities driven by higher average separate account balances. Average variable annuity separate account balances increased $3.3 billion, or 5%, from the prior year due to market appreciation, partially offset by net outflows.
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
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and the DAC and DSIC offset to net realized investment gains or losses, decreased $345 million, or 16%, to $1.8 billion for the year ended December 31, 2017 compared to $2.1 billion for the prior year.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and the DSIC offset to net realized investment gains or losses, decreased $313 million, or 40%, to $467 million for the year ended December 31, 2017 compared to $780 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was a $119 million benefit for the year ended December 31, 2017 compared to a $197 million expense for the prior year. See our Consolidated Results of Operations section for discussion of the drivers of unlocking.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $47 million for the year ended December 31, 2017 compared to a benefit of $12 million for the prior year.

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
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits and fixed index annuity benefits and the DAC offset to net realized investment gains or losses, decreased $28 million, or 13%, to $181 million for the year ended December 31, 2017 compared to $209 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was a benefit of $1 million for the year ended December 31, 2017 compared to an expense of $18 million for the prior year. See our Consolidated Results of Operations section for discussion of the drivers of unlocking.

•	The impact on DAC from actual versus expected market performance was a benefit of $34 million for the year ended December 31, 2017 compared to a benefit of $6 million for the prior year.

Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Management and financial advice fees	$53	$56	$(3)	(5)%
Distribution fees	96	93	3	3
Net investment income	338	330	8	2
Premiums	1,204	1,286	(82)	(6)
Other revenues	353	476	(123)	(26)
Total revenues	2,044	2,241	(197)	(9)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,044	2,241	(197)	(9)
Expenses
Distribution expenses	68	70	(2)	(3)
Interest credited to fixed accounts	186	175	11	6
Benefits, claims, losses and settlement expenses	1,209	1,325	(116)	(9)
Amortization of deferred acquisition costs	96	138	(42)	(30)
Interest and debt expense	25	25	—	—
General and administrative expense	244	245	(1)	—
Total expenses	1,828	1,978	(150)	(8)
Adjusted operating earnings	$216	$263	$(47)	(18)%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), decreased $47 million, or 18%, to $216 million for the year ended December 31, 2017 compared to $263 million for the prior year primarily due to the impact of unlocking and the impact of the low interest rate environment on investment returns.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and reinsurance accrual offset to the market impact on IUL benefits, decreased $197 million, or 9%, to $2.0 billion for the year ended December 31, 2017 compared to $2.2 billion for the prior year.
Net investment income, which excludes net realized investment gains or losses, increased $8 million, or 2%, to $338 million for the year ended December 31, 2017 compared to $330 million for the prior year due to higher invested assets, partially offset by lower earned interest rates.
Premiums decreased $82 million, or 6%, to $1.2 billion for the year ended December 31, 2017 compared to $1.3 billion for the prior year primarily reflecting higher ceded premiums for our auto and home business due to new reinsurance arrangements we entered into at the beginning of 2017 to reduce risk.
Other revenues, which exclude the unearned revenue amortization and reinsurance accrual offset to net realized investment gains or losses and the market impact on IUL benefits, decreased $123 million, or 26%, to $353 million for the year ended December 31, 2017 compared to $476 million for the prior year primarily due to the impact of unlocking. See our Consolidated Results of Operations section for discussion of the drivers of unlocking.
Expenses
Total expenses, which exclude the market impact on IUL benefits (net of hedges and the related DAC amortization) and the DAC offset to net realized investment gains or losses, decreased $150 million, or 8%, to $1.8 billion for the year ended December 31, 2017 compared to $2.0 billion for the prior year.
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
Fair Value Measurements
We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 15 to the Consolidated Financial Statements for additional information on our fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, indexed annuities and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2018. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $490 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2018 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the year ended December 31, 2018. At December 31, 2018 and 2017, we had $2.9 billion and $2.5 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $750 million that expires in October 2022. Under the terms of the credit agreement, we can increase this facility to $1.0 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2018, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at December 31, 2018.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both December 31, 2018 and 2017 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. As of December 31, 2018 and 2017, we had borrowings of $151 million and $150 million, respectively, from the FHLB, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. (“AFSI”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our Auto and Home insurance subsidiary, IDS Property Casualty Insurance Company (“IDS Property Casualty”), doing business as Ameriprise Auto & Home Insurance, our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, and Ameriprise International Holdings GmbH, which is the parent company of Threadneedle Asset Management Holdings Sàrl. The payment of dividends and other distributions by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2018	2017	2018	2017
	(in millions)
RiverSource Life (1)(2)	$3,382	$2,451	$675	$562
RiverSource Life of NY (1)(2)	266	269	40	36
IDS Property Casualty (1)(3)	789	781	233	214
Ameriprise Insurance Company (1)(3)	49	48	3	3
ACC (4)(5)	444	365	420	343
Threadneedle Asset Management Holdings Sàrl (6)	218	426	173	170
Ameriprise National Trust Bank (7)	24	22	10	10
AFSI (3)(4)	108	63	#	#
Ameriprise Captive Insurance Company (3)	51	51	9	8
Ameriprise Trust Company (3)	32	31	27	27
AEIS (3)(4)	136	125	23	22
RiverSource Distributors, Inc. (3)(4)	13	12	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	18	16	#	#
Investment Professionals, Inc. (8)	N/A	2	N/A	#
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2018 and 2017.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at December 31, 2018 represent calculations at September 30, 2018 of the rule based requirements, as specified by FCA regulations.
(7) Ameriprise National Trust Bank is required to maintain capital in compliance with the Office of the Comptroller of the Currency (“OCC”) regulations and policies.
(8) Investment Professionals, Inc. (“IPI”) was acquired by AMPF Holding Corporation on July 1, 2017. In the fourth quarter of 2018, IPI was merged with AFSI and is no longer a separate registered broker dealer as of December 31, 2018.
In addition to the particular regulations restricting dividends and other distributions and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a strategy for payments to our parent holding company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries.
During the year ended December 31, 2018, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.7 billion and contributed cash to its subsidiaries of $73 million. During the year ended December 31, 2017, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.7 billion and contributed cash to its subsidiaries of $79 million.

The table below presents the historical subsidiary capacity for dividends and other distributions to the parent holding company in each of the years ended December 31:

	2018	2017	2016
	(in millions)
RiverSource Life (1)	$958	$700	$1,033
Ameriprise National Trust Bank	4	5	—
ACC (2)	25	37	17
Columbia Management Investment Advisers, LLC	395	388	296
Columbia Management Investment Services Corporation	39	25	18
Ameriprise International Holdings GmbH	446	367	233
Ameriprise Trust Company	6	4	5
Ameriprise Captive Insurance Company	64	64	64
RiverSource Distributors, Inc.	12	12	14
AMPF Holding Corporation	1,027	752	587
Total capacity	$2,976	$2,354	$2,267
(1) For RiverSource Life payments in excess of statutory unassigned funds require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. In addition, dividends and other distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (1) the previous year’s statutory net gain from operations or (2) 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. For dividends exceeding these thresholds, RiverSource Life provided notice to the Minnesota Department of Commerce and received responses indicating that it did not object to the payment of these dividends. Total dividend capacity for RiverSource Life represents dividends paid during year ended December 31 along with any unpaid ordinary dividend capacity, subject to unassigned funds limitation.
(2) The dividend capacity for ACC is based on capital held in excess of regulatory requirements.
The following table presents cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2018	2017	2016
	(in millions)
RiverSource Life	$750	$700	$1,000
Ameriprise National Trust Bank	—	—	9
ACC	(33)	10	(33)
Columbia Management Investment Advisers, LLC (“CMIA”)	308	298	190
Ameriprise International Holdings GmbH (1)	393	109	—
IDS Property Casualty	—	—	(118)
Ameriprise Advisor Capital, LLC (“AAC”) (2)	401	(70)	(46)
RiverSource Distributors, Inc.	—	—	3
Ameriprise Captive Insurance Company	10	5	—
AMPF Holding Corporation	840	614	450
Total	$2,669	$1,666	$1,455
(1) Includes forgiveness of parent holding company debt of $195 million and $109 million for the years ended December 31, 2018 and 2017, respectively.
(2 In 2018, the amount includes $351 million from a securitized portfolio of advisor loans which were previously held at AAC. The securitization transaction eliminated in consolidation.
In 2009, RiverSource established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with our Domiciliary Regulator and rating agencies. Management believes that this agreement and offsetting non LTC legacy arrangements with Genworth Financial, Inc. will enable RiverSource to recover on all net exposure in the event of an insolvency of GLIC.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $516 million and $502 million for the years ended December 31, 2018 and 2017, respectively. On January 30, 2019, we announced a quarterly dividend of $0.90 per common share. The dividend will be paid on February 28, 2019 to our shareholders of record at the close of business on February 15, 2019.
In April 2017, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through June 30, 2019. As of December 31, 2018, we had $509 million remaining under this share repurchase authorization. In February 2019, our Board of Directors authorized an additional repurchase up to $2.5 billion of our common stock through March 31, 2021. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2018, we repurchased a total of 11.3 million shares of our common stock at an average price of $139.82 per share.
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
Operating Activities
Net cash provided by operating activities increased $1.1 billion to $2.6 billion for the year ended December 31, 2018 compared to $1.5 billion for the prior year primarily due to an $847 million increase in cash from changes in restricted and segregated investments and lower cash outflows related to derivatives.
Net cash provided by operating activities decreased $808 million to $1.5 billion for the year ended December 31, 2017 compared to $2.3 billion for the prior year primarily due to a $324 million decrease in cash from changes in restricted and segregated investments and a $508 million decrease in cash from changes in brokerage deposits.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities increased $416 million to $587 million for the year ended December 31, 2018 compared to $171 million for the prior year primarily due to a $2.9 billion increase in cash used for purchases of Available-for-Sale securities, a $404 million decrease in cash proceeds from sales, maturities and repayments of mortgage loans reflecting the sale of our remaining consumer loans in 2017 and a $134 million increase in purchases of other investments, partially offset by a $1.8 billion increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, a $244 million decrease in funding of mortgage loans, a $393 million increase in cash proceeds from sales, maturities and collections of other investments driven by proceeds from certificates of deposit, and a $594 million increase in net cash related to changes in investments of CIEs.
Net cash used in investing activities decreased $612 million to $171 million for the year ended December 31, 2017 compared to $783 million for the prior year primarily due to a $1.1 billion decrease in cash used for purchases of Available-for-Sale securities and a $536 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, partially offset by a $250 million increase in purchases of other investments, a $111 million decrease in cash proceeds from sales, maturities and repayments of mortgage loans and a $495 million decrease in net cash related to changes in investments of CIEs.
Financing Activities
Net cash used in financing activities decreased $522 million to $1.3 billion for the year ended December 31, 2018 compared to $1.8 billion for the prior year primarily due to a $1.5 billion increase in cash proceeds from investment certificates and a $138 million increase in cash received from purchased options with deferred premiums, partially offset by a $483 million increase in cash used for maturities, withdrawals and surrenders of investment certificates, a $474 million decrease in net cash related to changes in debt of CIEs and a $145 million increase in cash used to repurchase common shares.
Net cash used in financing activities increased $643 million to $1.8 billion for the year ended December 31, 2017 compared to $1.1 billion for the prior year primarily due to a $1.1 billion increase in cash used for maturities, withdrawals and surrenders of investment certificates and the issuance of $500 million of long-term debt in 2016, partially offset by a $475 million increase in cash proceeds from investment certificates, a $222 million decrease in cash used to repurchase common shares and a $246 million decrease in repayments of long-term debt.

Contractual Commitments
The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. The table excludes obligations of CIEs as they are not direct obligations of the Company and have recourse only to the assets of the CIEs. Estimated cash payments due by period as of December 31, 2018 were as follows:

	Total	2019	2020-2021	2022-2023	2024 and Thereafter
	(in millions)
Balance Sheet
Long-term debt (1)	$2,875	$314	$761	$750	$1,050
Insurance and annuities (2)	51,389	2,921	5,156	4,428	38,884
Investment certificates (3)	7,892	7,517	375	—	—
Deferred premium options (4)	1,469	294	403	368	404
Affordable housing and other real estate partnerships (5)	59	47	6	4	2

Off-Balance Sheet
Operating lease obligations	278	61	93	59	65
Purchase obligations (6)	937	326	371	108	132
Interest on long-term debt (7)	433	117	138	123	55
Total	$65,332	$11,597	$7,303	$5,840	$40,592
(1) See Note 14 to our Consolidated Financial Statements for more information about our long-term debt. Amounts include obligations under capital leases.
(2) These scheduled payments are represented by reserves of approximately $30.1 billion at December 31, 2018 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. The estimated payments are presented gross before reinsurance. The scheduled payments are undiscounted and exceed the corresponding liability at December 31, 2018. Actual payment obligations may differ if experience varies from these assumptions. As of December 31, 2018, the projected period for which cash payments will be made is 40 years. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.
(3) The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.
(4) The fair value of these commitments included on the Consolidated Balance Sheets was $1.3 billion as of December 31, 2018. See Note 17 to our Consolidated Financial Statements for more information about our deferred premium options.
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
(6) Purchase obligations include the minimum contractual amounts by period under contracts that were in effect at December 31, 2018. Many of the purchase agreements giving rise to these purchase obligations include termination clauses that may require payment of termination fees if the agreements are terminated by us without cause prior to their stated expiration; however, the table reflects the amounts to be paid assuming the contracts are not terminated.
(7) Interest on long-term debt was estimated based on rates in effect as of December 31, 2018.
In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. In 2019, we expect to contribute $14 million to our pension plans and $1 million to our defined benefit postretirement plans. See Note 23 to our Consolidated Financial Statements for additional information.
Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $58 million at December 31, 2018. For additional information relating to these contractual commitments, see Note 24 to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We provide asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds and other private funds, which are sponsored by us. We consolidate certain CLOs. We have determined that consolidation is not required for hedge funds, property funds and other private funds, which are sponsored by us. Our maximum exposure to loss with respect to our investment in these non-consolidated entities is limited to our carrying value. We have no obligation to provide further financial or other support to these investment entities nor have we provided any support to these investment entities. See Note 5 to our Consolidated Financial Statements for additional information on our arrangements with these investment entities.

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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor’s fiduciary regulations (as well as state and other fiduciary rules, the SEC best interest standards, or similar standards such as the Certified Financial Planner Board standards) pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts and related issues;

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
To evaluate interest rate and equity price risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, indexed annuities, stock market certificates, IUL insurance and the associated hedge assets, we assume no change in implied market volatility despite the 10% drop in equity prices.
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2018:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(232)	$4	$(228)
DAC and DSIC amortization (2)(3)	(34)	—	(34)
Variable annuity riders:
GMDB and GMIB (3)	(21)	—	(21)
GMWB (3)	(407)	440	33
GMAB	(24)	26	2
DAC and DSIC amortization (4)	N/A	N/A	(7)
Total variable annuity riders	(452)	466	7
Macro hedge program (5)	—	44	44
Indexed annuities	1	(1)	—
Certificates	2	(2)	—
IUL insurance	18	(20)	(2)
Total	$(697)	$491	$(213)	(6)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(54)	$—	$(54)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	912	(596)	316
GMAB	21	(9)	12
DAC and DSIC amortization (4)	N/A	N/A	(41)
Total variable annuity riders	933	(605)	287
Macro hedge program (5)	—	(3)	(3)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	57	—	57
Brokerage client cash balances	122	—	122
Certificates	16	—	16
IUL insurance	114	2	116
Total	$1,188	$(606)	$541
N/A  Not Applicable.
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Market impact on DAC and DSIC amortization resulting from lower projected profits.
(3) For the fourth quarter of 2018, in estimating the impact to pretax income on DAC and DSIC amortization and additional insurance benefit reserves, we have adjusted our assumed equity asset growth rates to reflect what management would follow in its mean reversion guidelines.
(4) Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.
(5) The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(340) million or a decrease of $127 million.
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
Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10% and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, we have not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor have we tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. As of December 31, 2018, the value of our assets under management was $654.2 billion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not currently hedge the interest rate or equity price risk of this exposure.
DAC and DSIC Amortization
For annuity and UL/VUL products, DAC and DSIC are amortized on the basis of EGPs. EGPs are a proxy for pretax income prior to the recognition of DAC and DSIC amortization expense. When events occur that reduce or increase current period EGPs, DAC and DSIC amortization expense is typically reduced or increased as well, somewhat mitigating the impact of the event on pretax income.
Variable Annuity Riders
The total contract value of all variable annuities as of December 31, 2018 was $72.0 billion. These contract values include GMWB and GMAB contracts which were $43.0 billion and $2.5 billion, respectively, as of December 31, 2018. As of December 31, 2018, reserves for GMWB were net liabilities of $875 million and reserves for GMAB were net assets of $19 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. As of December 31, 2018, the reserve for GMDB and GMIB was a net liability of $27 million.
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
The core derivative instruments with which we hedge the equity price risk of our GMWB and GMAB provisions are longer dated put and call options; these core instruments are supplemented with equity futures and total return swaps. See Note 17 to our Consolidated Financial Statements for further information on our derivative instruments.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $30.1 billion in policyholder account balances, future policy benefits and claims on our Consolidated Balance Sheets as of December 31, 2018, $20.6 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2020 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $5.5 billion and 3.6%, respectively, as of December 31, 2018. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.3 billion and had a weighted average yield of 3.1% as of December 31, 2018. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2018 was approximately 3.2%.
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
The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2018 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$1.2	$0.4	$0.4	$0.1	$2.1
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	8.4	—	—	—	8.4
4% - 5.00%	5.5	—	—	—	5.5
Total	$15.6	$0.4	$0.4	$0.1	$16.5

Percentage of Account Values That Reset In:
Next 12 months (1)	98%	90%	40%	40%	96%
> 12 months to 24 months (2)	2	2	23	2	2
> 24 months (2)	—	8	37	58	2
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with 12 or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than 12 months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
Our equity indexed annuity (“EIA”) product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index, which is guaranteed for the initial seven-year term when the contract is held to full term. As of December 31, 2018, we had $20 million in liabilities related to EIAs. We discontinued new sales of EIAs in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, we purchase futures, which generate returns to replicate what we must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from EIAs are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial as of December 31, 2018.
Fixed Index Annuities
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). We offer S&P 500® Index and MSCI® EAFE Index account options. Both options offer two crediting durations, one-year and two-year. The contractholder may allocate all or a portion of the policy value to a fixed or indexed account. The contractholder can choose to add a GMWB for life rider for an additional fee. As of December 31, 2018, we had $102 million in liabilities related to fixed index annuities.
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
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 48 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $11.5 billion in customer deposits as of December 31, 2018, $7.4 billion related to reserves for our fixed rate certificate products.
Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. As of December 31, 2018, we had $482 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial as of December 31, 2018.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). We offer an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2018, we had $1.5 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds (“GBP”) related to our net investment in Threadneedle, which was 580 million GBP as of December 31, 2018. Our primary exposure related to operations in foreign countries is to the GBP, the Euro and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. As of December 31, 2018, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2018, our largest reinsurance credit risk is related to a LTC coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 8 to our Consolidated Financial Statements for additional information on reinsurance.

Ameriprise Financial, Inc.

Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and the financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
February 26, 2019

We have served as the Company’s auditor since 2010.

Ameriprise Financial, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$6,776	$6,415	$5,802
Distribution fees	1,877	1,757	1,781
Net investment income	1,596	1,509	1,576
Premiums	1,426	1,394	1,491
Other revenues	1,249	1,105	1,189
Total revenues	12,924	12,180	11,839
Banking and deposit interest expense	89	48	39
Total net revenues	12,835	12,132	11,800
Expenses
Distribution expenses	3,637	3,397	3,200
Interest credited to fixed accounts	674	656	623
Benefits, claims, losses and settlement expenses	2,302	2,233	2,646
Amortization of deferred acquisition costs	322	267	415
Interest and debt expense	245	207	241
General and administrative expense	3,171	3,158	3,084
Total expenses	10,351	9,918	10,209
Pretax income	2,484	2,214	1,591
Income tax provision	386	734	278
Net income	$2,098	$1,480	$1,313

Earnings per share
Basic	$14.41	$9.60	$7.90
Diluted	$14.20	$9.44	$7.81

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(1)	$(2)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	1
Net impairment losses recognized in net investment income	$—	$(1)	$(1)
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017	2016 (1)
	(in millions)
Net income	$2,098	$1,480	$1,313
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(31)	(8)	(76)
Net unrealized gains (losses) on securities	(465)	7	47
Net unrealized gains (losses) on derivatives	—	3	4
Defined benefit plans	(23)	28	(34)
Other	—	(1)	—
Total other comprehensive income (loss), net of tax	(519)	29	(59)
Total comprehensive income	$1,579	$1,509	$1,254
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017 (1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$2,931	$2,484
Cash of consolidated investment entities	166	136
Investments	35,825	35,925
Investments of consolidated investment entities, at fair value	1,706	2,131
Separate account assets	77,925	87,368
Receivables	6,173	5,762
Receivables of consolidated investment entities, at fair value	12	25
Deferred acquisition costs	2,776	2,676
Restricted and segregated cash, cash equivalents and investments	2,910	3,147
Other assets	6,792	7,826
Total assets	$137,216	$147,480

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,124	$29,904
Separate account liabilities	77,925	87,368
Customer deposits	11,545	10,303
Short-term borrowings	201	200
Long-term debt	2,867	2,891
Debt of consolidated investment entities, at fair value	1,743	2,206
Accounts payable and accrued expenses	1,862	1,975
Other liabilities	5,239	6,575
Other liabilities of consolidated investment entities, at fair value	122	63
Total liabilities	131,628	141,485

Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 328,537,214 and 327,506,935, respectively)	3	3
Additional paid-in capital	8,260	8,085
Retained earnings	12,909	11,326
Treasury shares, at cost (192,206,467 and 180,872,271 shares, respectively)	(15,293)	(13,648)
Accumulated other comprehensive income (loss), net of tax	(291)	229
Total equity	5,588	5,995
Total liabilities and equity	$137,216	$147,480
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Equity

	Ameriprise Financial, Inc.								Non-controlling Interests	Total
	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Appropriated Retained Earnings of Consolidated Investment Entities	Treasury Shares	Accumulated Other Com-prehensive Income	Total Ameriprise Financial, Inc. Shareholders’ Equity
	(in millions, except share data)
Balances at January 1, 2016	171,033,260	$3	$7,611	$9,525	$137	$(10,338)	$253	$7,191	$1,188	$8,379
Cumulative effect of adoption of consolidation guidance	—	—	—	1	(137)	—	6	(130)	(1,188)	(1,318)
Cumulative effect of adoption of revenue recognition guidance	—	—	—	(2)	—	—	—	(2)	—	(2)
Comprehensive income:
Net income	—	—	—	1,313	—	—	—	1,313	—	1,313
Other comprehensive loss, net of tax	—	—	—	—	—	—	(59)	(59)	—	(59)
Total comprehensive income								1,254	—	1,254
Dividends to shareholders	—	—	—	(489)	—	—	—	(489)	—	(489)
Repurchase of common shares	(18,367,742)	—	—	—	—	(1,751)	—	(1,751)	—	(1,751)
Share-based compensation plans	2,094,386	—	154	—	—	62	—	216	—	216
Balances at December 31, 2016	154,759,904	3	7,765	10,348	—	(12,027)	200	6,289	—	6,289
Comprehensive income:
Net income	—	—	—	1,480	—	—	—	1,480	—	1,480
Other comprehensive loss, net of tax	—	—	—	—	—	—	29	29	—	29
Total comprehensive income								1,509	—	1,509
Dividends to shareholders	—	—	—	(502)	—	—	—	(502)	—	(502)
Repurchase of common shares	(12,388,348)	—	—	—	—	(1,675)	—	(1,675)	—	(1,675)
Share-based compensation plans	4,263,108	—	320	—	—	54	—	374	—	374
Balances at December 31, 2017	146,634,664	3	8,085	11,326	—	(13,648)	229	5,995	—	5,995
Cumulative effect of adoption of equity securities guidance	—	—	—	1	—	—	(1)	—	—	—
Comprehensive income:
Net income	—	—	—	2,098	—	—	—	2,098	—	2,098
Other comprehensive loss, net of tax	—	—	—	—	—	—	(519)	(519)	—	(519)
Total comprehensive income								1,579	—	1,579
Dividends to shareholders	—	—	—	(516)	—	—	—	(516)	—	(516)
Repurchase of common shares	(12,124,840)	—	—	—	—	(1,705)	—	(1,705)	—	(1,705)
Share-based compensation plans	1,820,923	—	175	—	—	60	—	235	—	235
Balances at December 31, 2018	136,330,747	$3	$8,260	$12,909	$—	$(15,293)	$(291)	$5,588	$—	$5,588
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
	(in millions)
Cash Flows from Operating Activities
Net income	$2,098	$1,480	$1,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	198	234	248
Deferred income tax expense (benefit)	25	156	(34)
Share-based compensation	144	121	134
Net realized investment (gains) losses	(9)	(50)	(16)
Net trading (gains) losses	(12)	(7)	(6)
Loss from equity method investments	63	100	54
Other-than-temporary impairments and provision for loan losses	—	—	4
Net (gains) losses of consolidated investment entities	(47)	5	(38)
Changes in operating assets and liabilities:
Restricted and segregated investments	499	(348)	(24)
Deferred acquisition costs	4	(35)	55
Policyholder account balances, future policy benefits and claims, net	528	(441)	8
Derivatives, net of collateral	(144)	595	59
Receivables	(398)	(457)	(150)
Brokerage deposits	(255)	(198)	310
Accounts payable and accrued expenses	(100)	206	174
Other operating assets and liabilities of consolidated investment entities, net	29	—	(9)
Other, net	(26)	162	249
Net cash provided by (used in) operating activities	2,597	1,523	2,331

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	435	454	366
Maturities, sinking fund payments and calls	6,738	4,957	4,421
Purchases	(8,346)	(5,419)	(6,498)
Proceeds from sales, maturities and repayments of mortgage loans	295	699	810
Funding of mortgage loans	(235)	(479)	(451)
Proceeds from sales, maturities and collections of other investments	722	329	253
Purchase of other investments	(653)	(519)	(269)
Purchase of investments by consolidated investment entities	(411)	(1,268)	(845)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,086	1,349	1,421
Purchase of land, buildings, equipment and software	(162)	(162)	(92)
Cash paid for written options with deferred premiums	(133)	(82)	(8)
Cash received from written options with deferred premiums	133	77	78
Other, net	(56)	(107)	31
Net cash provided by (used in) investing activities	$(587)	$(171)	$(783)
(1) Certain prior period amounts have been restated. See Note 1 for more information. See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
	(in millions)

Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$6,238	$4,725	$4,250
Maturities, withdrawals and cash surrenders	(4,745)	(4,262)	(3,155)
Policyholder account balances:
Deposits and other additions	1,933	2,059	2,086
Net transfers from (to) separate accounts	(75)	(157)	127
Surrenders and other benefits	(1,904)	(1,893)	(1,932)
Cash paid for purchased options with deferred premiums	(228)	(282)	(341)
Cash received from purchased options with deferred premiums	254	116	276
Issuance of long-term debt, net of issuance costs	—	—	496
Repayments of long-term debt	(13)	(11)	(257)
Change in short-term borrowings, net	—	—	(1)
Dividends paid to shareholders	(506)	(491)	(479)
Repurchase of common shares	(1,630)	(1,485)	(1,707)
Exercise of stock options	2	15	9
Borrowings of consolidated investment entities	936	—	—
Repayments of debt by consolidated investment entities	(1,528)	(118)	(517)
Other, net	3	(1)	3
Net cash provided by (used in) financing activities	(1,263)	(1,785)	(1,142)
Effect of exchange rate changes on cash	(8)	35	(75)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	739	(398)	331
Cash and cash equivalents, including amounts restricted at beginning of period	5,144	5,542	5,557
Net cash outflows upon the deconsolidation of consolidated investment entities	—	—	(346)
Cash and cash equivalents, including amounts restricted at end of period	$5,883	$5,144	$5,542

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$221	$181	$163
Interest paid by consolidated investment entities	120	88	127
Income taxes paid, net	538	418	155
Non-cash investing activities:
Partnership commitments not yet remitted	1	9	108

		December 31, 2018	December 31, 2017
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents		$2,931	$2,484
Cash of consolidated investment entities		166	136
Restricted and segregated cash, cash equivalents and investments		2,910	3,147
Less: Restricted and segregated investments		(124)	(623)
Total cash and cash equivalents, including amounts restricted per consolidated statements of cash flows		$5,883	$5,144
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
The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation. Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-02 - Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”) and deconsolidated several collateralized loan obligations (“CLOs”) and all previously consolidated property funds. The income or loss generated by consolidated entities which will not be realized by the Company’s shareholders is attributed to noncontrolling interests in the Consolidated Statements of Operations. Noncontrolling interests are the ownership interests in subsidiaries not attributable, directly or indirectly, to Ameriprise Financial, Inc. and are classified as equity within the Consolidated Balance Sheets. The Company, excluding noncontrolling interests, is defined as “Ameriprise Financial.” Upon adoption of ASU 2015-02, the Company no longer has noncontrolling interests primarily due to the deconsolidation of property funds. See Note 3 and Note 5 for additional information on recently adopted accounting pronouncements and VIEs.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation.
In 2018, the Company corrected prior period errors related to the classification of certain changes in other investments and restricted cash equivalents in the Consolidated Statements of Cash Flows. For the year ended December 31, 2017, cash provided by operating activities decreased $178 million, cash used in investing activities decreased $28 million and cash and cash equivalents, including amounts restricted at beginning of period increased $150 million. For the year ended December 31, 2016, cash provided by operating activities decreased $22 million, cash used in investing activities decreased $22 million and cash and cash equivalents, including amounts restricted at both beginning of period and end of period increased$150 million.
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
In 2016, the Company recorded an out-of-period correction for a $29 million increase to benefits, claims, losses and settlement expenses related to the claim utilization factor on long term care (“LTC”) reserves.
The impact of these corrections was not material to current or prior period financial statements.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.

On January 1, 2018, the Company retrospectively adopted the new accounting standard for revenue recognition. See Note 3 and Note 4 for further information on the new accounting standard and the Company’s revenue from contracts with customers. The following tables present the impact to the consolidated statements of operations for the prior periods presented:

	December 31, 2017
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Management and financial advice fees	$6,392	$23	$6,415
Distribution fees	1,770	(13)	1,757
Net investment income	1,509	—	1,509
Premiums	1,394	—	1,394
Other revenues	1,010	95	1,105
Total revenues	12,075	105	12,180
Banking and deposit interest expense	48	—	48
Total net revenues	12,027	105	12,132
Expenses
Distribution expenses	3,399	(2)	3,397
Interest credited to fixed accounts	656	—	656
Benefits, claims, losses and settlement expenses	2,233	—	2,233
Amortization of deferred acquisition costs	267	—	267
Interest and debt expense	207	—	207
General and administrative expense	3,051	107	3,158
Total expenses	9,813	105	9,918
Pretax income	2,214	—	2,214
Income tax provision	734	—	734
Net income	$1,480	$—	$1,480

	December 31, 2016
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Revenues
Management and financial advice fees	$5,778	$24	$5,802
Distribution fees	1,795	(14)	1,781
Net investment income	1,576	—	1,576
Premiums	1,491	—	1,491
Other revenues	1,095	94	1,189
Total revenues	11,735	104	11,839
Banking and deposit interest expense	39	—	39
Total net revenues	11,696	104	11,800
Expenses
Distribution expenses	3,202	(2)	3,200
Interest credited to fixed accounts	623	—	623
Benefits, claims, losses and settlement expenses	2,646	—	2,646
Amortization of deferred acquisition costs	415	—	415
Interest and debt expense	241	—	241
General and administrative expense	2,977	107	3,084
Total expenses	10,104	105	10,209
Pretax income	1,592	(1)	1,591
Income tax provision	278	—	278
Net income	$1,314	$(1)	$1,313

The impact to the consolidated balance sheets as of both December 31, 2017 and 2016 was a $10 million increase to total assets, a $13 million increase to total liabilities and a $3 million decrease to retained earnings.

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
Foreign Currency Translation
Net assets of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses are translated at daily exchange rates during the period. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income (“AOCI”). The determination of the functional currency is based on the primary economic environment in which the entity operates. Gains and losses from foreign currency transactions are included in the consolidated results of operations.
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, DAC and the corresponding recognition of DAC amortization, valuation of derivative instruments and hedging activities, litigation reserves, future policy benefits and claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
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
Other Investments
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans and held-to-maturity certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days. As of January 1, 2018, marketable equity securities were reclassified from Available-for-Sale securities to other investments due to the adoption of a new accounting standard on the recognition and measurement of financial instruments. Subsequent to the adoption, marketable equity securities are recorded at fair value with changes in fair value reflected in net investment income. Prior to the adoption, changes in fair value were reflected in AOCI. Affordable housing partnerships and seed money investments are accounted for under the equity method. Trading securities, which primarily include common stocks and bonds, are carried at fair value with unrealized and realized gains (losses) recorded in net investment income.
Financing Receivables
Commercial Mortgage Loans and Syndicated Loans
Commercial mortgage loans and syndicated loans are reflected within investments at amortized cost less the allowance for loan losses. Syndicated loans represent the Company’s investment in below investment grade loan syndications. Interest income is accrued on the unpaid principal balances of the loans as earned.
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
The Company offers loans to financial advisors primarily for recruiting, transitional cost assistance and retention purposes. These loans are generally repaid over a five- to nine-year period. Advisor loans are recorded within receivables at principal less an allowance for loan losses. Interest income is recognized as earned and reflected in other revenues. Recoverability of these loans is assessed through analysis of financial advisor retention, loan collection and other criteria. In the event that the financial advisor is no longer affiliated with the Company, any unpaid balance of such loan becomes immediately due.
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
Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status, restructured or foreclosure proceedings are initiated on the property. If it is determined that the fair value is less than the current loan balance, it is written down to fair value less estimated selling costs. Foreclosed property is recorded as real estate owned in other assets.
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
Restricted and Segregated Cash, Cash Equivalents and Investments
Amounts segregated under federal and other regulations are held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Cash and cash equivalents included in restricted and segregated cash, cash equivalents and investments are presented as part of cash balances in the Company’s Consolidated Statements of Cash Flows.
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years. As of December 31, 2018 and 2017, land, buildings, equipment and software were $635 million and $626 million, respectively, net of accumulated depreciation of $2.0 billion and $1.9 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $146 million, $141 million and $149 million, respectively. Capitalized lease assets, net of accumulated depreciation, are included in land, buildings, equipment and software, and capital lease obligations are included in long-term debt.
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
See Note 15 for information regarding the Company’s fair value measurement of derivative instruments and Note 17 for the impact of derivatives on the Consolidated Statements of Operations.
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
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts) and are management’s best estimates. Management regularly monitors financial market conditions and actual contractholder and policyholder behavior experience and compares them to its assumptions. These assumptions are updated whenever it appears that earlier estimates should be revised. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made. At each balance sheet date, the DAC balance is adjusted for the effect that would result from the realization of unrealized gains or losses on securities impacting EGPs, with the related change recognized through AOCI.
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
See Note 8 for additional information on reinsurance.
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
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 12 for information regarding the liability for contracts with secondary guarantees.
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
In determining the liabilities for GMDB, GGU, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, unless the Company’s management identifies a significant deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
See Note 12 for information regarding variable annuity guarantees.
Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates.
Embedded Derivatives
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

For term life, whole life, DI and LTC policies, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests using best estimate assumptions without provisions for adverse deviation annually in the third quarter of each year unless management identifies a material deviation over the course of quarterly monitoring. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. The assumptions for LTC insurance products are management’s best estimate as of the date of loss recognition and thus no longer provide for adverse deviations in experience.
See Note 11 for information regarding the liabilities for traditional long-duration products.
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
Unearned Revenue Liability
The Company’s UL and VUL policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods. These charges are deferred as unearned revenue and amortized using EGPs, similar to DAC. The unearned revenue liability is recorded in other liabilities and the amortization is recorded in other revenues.
For clients who pay financial planning fees prior to the advisor’s delivery of the financial plan, the financial planning fees received in advance are deferred as unearned revenue until the plan is delivered to the client.
Share-Based Compensation
The Company measures and recognizes the cost of share-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes the expense (net of estimated forfeitures) on a straight-line basis over the vesting period. Excess tax benefits or deficiencies are created upon distribution or exercise of awards. In 2016 and prior years, excess tax benefits were recognized in additional paid-in-capital and excess tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Beginning in 2017, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model. The Company recognizes the cost of performance share units granted to the Company’s Executive Leadership Team on a fair value basis until fully vested.
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
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and reduce the likelihood of the establishment of a valuation allowance with respect to such assets. See Note 22 for additional information on the Company’s valuation allowance.
Changes in tax rates and tax law are accounted for in the period of enactment. Deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates and the effect is included in income from continuing operations. See Note 22 for further discussion on the enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) and the impact to the Company’s provision for income taxes for the year ended December 31, 2017.
Revenue Recognition
See Note 4 for discussion of accounting policies on revenue from contracts with customers in accordance with ASU 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). The following discussion includes the Company’s accounting policies on recognition of revenues outside the scope of ASU 2014-09.

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
3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for revenue from contracts with customers. The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard was effective for interim and annual periods beginning after December 15, 2017. The standard was permitted to be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company adopted the revenue recognition guidance on a retrospective basis on January 1, 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the update did not have an impact on these revenues. The Company’s implementation efforts included the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The Company determined that certain payments received primarily related to franchise advisor fees should be presented as revenue rather than a reduction of expense. The impact of the change was an increase to revenues of $105 million and $104 million and an increase to expenses of $105 million and $105 million for the years ended December 31, 2017 and 2016, respectively. See Note 4 for new disclosures on revenue from contracts with customers.
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of these financial instruments. The standard was effective for interim and annual periods beginning after December 15, 2017. The Company adopted the standard on January 1, 2018 using a modified retrospective approach. The adoption of the standard did not have a material impact on the Company’s consolidated results of operations or financial condition.
Compensation – Retirement Benefits – Defined Benefit Plans – General – Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB updated the accounting standards related to disclosures for sponsors of defined benefit plans. The update requires disclosure of the weighted-average interest crediting rate for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The update also eliminates the disclosure of the amounts in AOCI expected to be recognized as components of net period benefit cost over the next fiscal year. The update is effective for annual periods ending after December 15, 2020, and should be applied retrospectively. The Company early adopted the standard in the fourth quarter of 2018 on a retrospective basis and updated the disclosures in Note 23. The adoption did not have an impact on the Company’s consolidated results of operations or financial condition.
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy of timing of transfers between levels of the fair value hierarchy, and 3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. The Company early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The update does not have an impact on the Company’s consolidated results of operations or financial condition.
Statement of Cash Flows – Restricted Cash
In November 2016, the FASB updated the accounting standards related to the classification of restricted cash on the statement of cash flows. The update requires entities to include restricted cash and restricted cash equivalents in cash and cash equivalent balances on the statement of cash flows and disclose a reconciliation between the balances on the statement of cash flows and the balance sheet. The standard was effective for interim and annual periods beginning after December 15, 2017. The Company early adopted the standard for the interim period ended March 31, 2017 on a retrospective basis. As a result of the adoption of the standard, restricted cash balances of $2.5 billion and $2.9 billion as of December 31, 2017 and 2016, respectively, are included in the cash and cash equivalents balances on the Company’s consolidated statements of cash flows. The impact of the change in restricted cash resulted in a $358 million increase to the Company’s operating cash flows for the year ended December 31, 2016.
Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB updated the accounting standards related to classification of certain cash receipts and cash payments on the statement of cash flows. The update includes amendments to address diversity in practice for the classification of eight specific cash flow activities. The specific amendments the Company evaluated include the classification of debt prepayment and extinguishment costs, contingent consideration payments, proceeds from insurance settlements and corporate owned life insurance settlements, distributions from equity method investees and the application of the predominance principle to separately identifiable cash flows. The standard was effective for interim and annual periods beginning after December 15, 2017. The Company early adopted the standard for the interim period ended March 31, 2017 on a retrospective basis. The adoption of the standard did not have a material impact on the Company’s operating, investing or financing cash flows.
Compensation – Stock Compensation
In March 2016, the FASB updated the accounting standards related to employee share-based payments. The update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. This change is required to be applied prospectively to excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. No adjustment is recorded for any excess tax benefits or tax deficiencies previously recorded in additional paid in capital. The update also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This provision can be applied on either a prospective or retrospective basis. The update permits entities to make an accounting policy election to recognize forfeitures as they occur rather than estimating forfeitures to determine the recognition of expense for share-based payment awards. The standard was effective for interim and annual periods beginning after December 15, 2016. The Company adopted the standard on January 1, 2017 on a prospective basis, except for the cash flow statement provision, which the Company applied on a retrospective basis. During periods in which the settlement date value differs materially from the grant date fair value of certain share-based payment awards, the Company may experience volatility in income tax recognized in its consolidated results of operations. During the year ended December 31, 2017, the Company recognized net excess tax benefits of $70 million as a reduction to the income tax provision in the consolidated statements of operations. The Company maintained its accounting policy of estimating forfeitures. As a result of the adoption of the standard, net excess tax benefits of $70 million and $14 million for the years ended December 31, 2017 and 2016, respectively, are included in the Other, net line within operating cash flows on the Company’s consolidated statements of cash flows.
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
Future Adoption of New Accounting Standards
Leases – Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the FASB updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard will require most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. Entities may elect to adopt the standard using a modified retrospective approach at either the beginning of the earliest period presented or as of the date of adoption. The Company adopted the standard using a modified retrospective approach as of January 1, 2019. The Company also elected the package of practical expedients permitted under the transition guidance within the accounting standard that allows entities to carryforward their historical lease classification and to not reassess contracts for embedded leases among other things. The Company recorded a right-of-use asset of approximately $280 million and a corresponding lease liability of approximately $300 million substantially related to real estate leases. The amount the lease liability exceeds the right-of-use asset primarily reflects lease incentives recorded as a reduction of the right-of-use asset that were previously recorded as a liability. The adoption of the standard did not have other material impacts on the Company’s consolidated results of operations and financial condition.
Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in AOCI. The update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the Tax Act. The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. The Company adopted the standard on January 1, 2019 and elected not to reclassify the stranded tax effects in AOCI. The stranded effects are released from AOCI when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach). As such, the update did not have an impact on the Company’s consolidated results of operations and financial condition.
Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB updated the accounting standards to amend the hedge accounting recognition and presentation requirements. The objectives of the update are to better align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities and simplify the application of the hedge accounting guidance. The update also adds new disclosures and amends existing disclosure requirements. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis. The Company adopted the standard on January 1, 2019. The adoption did not have a material impact on the Company’s consolidated results of operations and financial condition.
Receivables – Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB updated the accounting standards to shorten the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, premiums are generally amortized over the contractual life of the security. The amendments require the premium to be amortized to the earliest call date. The update applies to securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the standard on January 1, 2019. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts. The guidance revises key elements of the measurement models and disclosure requirements for long-duration insurance contracts issued by insurers and reinsurers.
The guidance establishes a significant new category of benefit features called market risk benefits that protect the contract holder from other-than-nominal capital market risk and expose the insurer to that risk. Insurers will have to measure market risk benefits at fair value. Market risk benefits include variable annuity guaranteed benefits (i.e. guaranteed minimum death, withdrawal, withdrawal for life, accumulation and income benefits). The portion of the change in fair value attributable to a change in the instrument-specific credit risk of market risk benefits in a liability position will be recorded in OCI.

Significant changes also relate to the measurement of the liability for future policy benefits for nonparticipating traditional long-duration insurance contracts and immediate annuities with a life contingent feature include the following:

•
Insurers will be required to review and update the cash flow assumptions used to measure the liability for future policy benefits rather than using assumptions locked in at contract inception. The review of assumptions to measure the liability for all future policy benefits will be required annually at the same time each year, or more frequently if suggested by experience. The effect of updating assumptions will be measured on a retrospective catch-up basis and presented separate from the ongoing policyholder benefit expense in the statement of operations in the period the update is made. This new unlocking process will be required for the Company’s term and whole life insurance, DI and LTC insurance and immediate annuities with a life contingent feature.

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

In addition, the update requires DAC and DSIC relating to all long-duration contracts and most investment contracts to be amortized on a straight-line basis over the expected life of the contract independent of profit emergence. Under the new guidance, interest will not accrue to the deferred balance and DAC and DSIC will not be subject to an impairment test.
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

4. Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new accounting standard for revenue from contracts with customers on a retrospective basis. See Note 3 for additional information on the adoption of the new accounting standard.
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations for the years ended:

	December 31, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,874	$—	$—	$—	$1,874	$—	$1,874
Institutional	—	453	—	—	—	453	—	453
Advisory fees	2,865	—	—	—	—	2,865	—	2,865
Financial planning fees	318	—	—	—	—	318	—	318
Transaction and other fees	355	190	57	8	—	610	—	610
Total management and financial advice fees	3,538	2,517	57	8	—	6,120	—	6,120

Distribution fees:
Mutual funds	729	260	—	—	—	989	—	989
Insurance and annuity	890	173	332	35	—	1,430	—	1,430
Other products	622	—	—	—	—	622	—	622
Total distribution fees	2,241	433	332	35	—	3,041	—	3,041

Other revenues	171	3	—	1	—	175	—	175
Total revenue from contracts with customers	5,950	2,953	389	44	—	9,336	—	9,336

Revenue from other sources (1)	328	58	2,087	2,162	232	4,867	158	5,025
Total segment gross revenues	6,278	3,011	2,476	2,206	232	14,203	158	14,361

Less: Banking and deposit interest expense	89	—	—	—	6	95	—	95
Total segment net revenues	6,189	3,011	2,476	2,206	226	14,108	158	14,266

Less: intersegment revenues	952	50	356	61	(5)	1,414	17	1,431
Total net revenues	$5,237	$2,961	$2,120	$2,145	$231	$12,694	$141	$12,835

	December 31, 2017
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,851	$—	$—	$—	$1,851	$—	$1,851
Institutional	—	495	—	—	—	495	—	495
Advisory fees	2,494	—	—	—	—	2,494	—	2,494
Financial planning fees	297	—	—	—	—	297	—	297
Transaction and other fees	362	202	57	8	—	629	—	629
Total management and financial advice fees	3,153	2,548	57	8	—	5,766	—	5,766

Distribution fees:
Mutual funds	765	289	—	—	—	1,054	—	1,054
Insurance and annuity	855	169	327	33	—	1,384	—	1,384
Other products	475	—	—	—	—	475	—	475
Total distribution fees	2,095	458	327	33	—	2,913	—	2,913

Other revenues	164	2	—	—	—	166	—	166
Total revenue from contracts with customers	5,412	3,008	384	41	—	8,845	—	8,845

Revenue from other sources (1)	252	64	2,115	2,003	176	4,610	154	4,764
Total segment gross revenues	5,664	3,072	2,499	2,044	176	13,455	154	13,609

Less: Banking and deposit interest expense	48	—	—	—	3	51	—	51
Total segment net revenues	5,616	3,072	2,499	2,044	173	13,404	154	13,558

Less: intersegment revenues	953	47	351	62	(2)	1,411	15	1,426
Total net revenues	$4,663	$3,025	$2,148	$1,982	$175	$11,993	$139	$12,132

	December 31, 2016
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,754	$—	$—	$—	$1,754	$—	$1,754
Institutional	—	455	—	—	—	455	—	455
Advisory fees	2,078	—	—	—	—	2,078	—	2,078
Financial planning fees	275	—	—	—	—	275	—	275
Transaction and other fees	358	220	56	8	—	642	—	642
Total management and financial advice fees	2,711	2,429	56	8	—	5,204	—	5,204

Distribution fees:
Mutual funds	954	327	—	—	—	1,281	—	1,281
Insurance and annuity	827	160	310	30	—	1,327	—	1,327
Other products	338	—	—	—	—	338	—	338
Total distribution fees	2,119	487	310	30	—	2,946	—	2,946

Other revenues	158	2	—	—	—	160	—	160
Total revenue from contracts with customers	4,988	2,918	366	38	—	8,310	—	8,310

Revenue from other sources (1)	195	42	2,097	2,203	238	4,775	195	4,970
Total segment gross revenues	5,183	2,960	2,463	2,241	238	13,085	195	13,280

Less: Banking and deposit interest expense	39	—	—	—	1	40	—	40
Total segment net revenues	5,144	2,960	2,463	2,241	237	13,045	195	13,240

Less: intersegment revenues	982	44	333	46	1	1,406	34	1,440
Total net revenues	$4,162	$2,916	$2,130	$2,195	$236	$11,639	$161	$11,800
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
Financial Planning Fees
The Company earns revenue for providing financial plans to its clients. The revenue earned for each financial plan is either a fixed fee (received monthly, quarterly or annually) or a variable fee (received monthly or quarterly) based on a contractual fixed rate applied, as a percentage, to assets held in a client’s investment advisory account. The financial planning fee is based on the complexity of a client’s financial and life situation and his or her advisor’s experience. The performance obligation is satisfied at the time the financial plan is delivered to the customer. The Company records a contract liability for the unearned revenue when cash is received before the plan is delivered. The financial plan contracts with clients are annual contracts. Amounts recorded as a contract liability are recognized as revenue when the financial plan is delivered, which occurs within the annual contract period.
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $138 million and $134 million as of December 31, 2018 and 2017, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets, and were $112 million and $109 million as of December 31, 2018 and 2017, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were nil as of both December 31, 2018 and 2017.
The Company earns revenue for providing trade execution services to franchise advisors. The trade execution performance obligation is satisfied at the time of each trade and the revenue is primarily earned based on a fixed fee per trade. These fees are invoiced and collected on a semi-monthly basis.
Distribution Fees
Mutual Funds and Insurance and Annuity Products
The Company earns revenue for selling affiliated and unaffiliated mutual funds, fixed and variable annuities and insurance products. The performance obligation is satisfied at the time of each individual sale. A portion of the revenue is based on a fixed rate applied, as a percentage, to amounts invested at the time of sale. The remaining revenue is recognized over the time the client owns the investment or holds the contract and is generally earned based on a fixed rate applied, as a percentage, to the net asset value of the fund, or the value of the insurance policy or annuity contract. The ongoing revenue is not recognized at the time of sale because it is variably constrained due to factors outside the Company’s control including market volatility and client behavior (such as how long clients hold their investment, insurance policy or annuity contract). This ongoing revenue may be recognized for many years after the initial sale. The revenue will not be recognized until it is probable that a significant reversal will not occur.
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
Intellectual property and software licenses, along with compliance supervision, insurance coverage, and technology services and support are primarily earned based on a monthly fixed fee. These services are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. The consulting and other services performance obligations are satisfied as the services are delivered and revenue is earned based upon the level of service requested. Prior to the implementation of the revenue recognition standard, fees received from the advisors for software licenses, compliance supervision, technology services and support, consulting, and other services were recorded as a reduction to the Company’s expenses to provide the services and totaled $106 million, $103 million and $102 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $644 million and $657 million as of December 31, 2018 and 2017, respectively.

5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds, and certain non-U.S. series funds OEICs and SICAVs (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its investment nor has the Company provided any support to these entities.
See Note 2 for further discussion of the Company’s accounting policy on consolidation.
CLOs
CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary and has the power to direct the activities that most significantly impact the economic performance of the CLO.
The Company's maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $5 million and $6 million as of December 31, 2018 and 2017, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The carrying value of the Company’s investment in property funds is reflected in other investments and was $18 million and $24 million as of December 31, 2018 and 2017, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $7 million as of both December 31, 2018 and 2017.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $30 million and $25 million as of December 31, 2018 and 2017, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $352 million and $408 million as of December 31, 2018 and 2017, respectively. The Company had a $43 million and a $97 million liability recorded as of December 31, 2018 and 2017, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.

Structured Investments
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company's maximum exposure to loss as a result of its investment in these structured investments is limited to its amortized cost. See Note 6 for additional information on these structured investments.
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 15 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$9	$—	$9
Common stocks	1	1	—	2
Other investments	4	—	—	4
Syndicated loans	—	1,465	226	1,691
Total investments	5	1,475	226	1,706
Receivables	—	12	—	12
Total assets at fair value	$5	$1,487	$226	$1,718

Liabilities
Debt (1)	$—	$1,743	$—	$1,743
Other liabilities	—	122	—	122
Total liabilities at fair value	$—	$1,865	$—	$1,865

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$27	$—	$27
Common stocks	18	8	4	30
Other investments	5	—	—	5
Syndicated loans	—	1,889	180	2,069
Total investments	23	1,924	184	2,131
Receivables	—	25	—	25
Total assets at fair value	$23	$1,949	$184	$2,156

Liabilities
Debt (1)	$—	$2,206	$—	$2,206
Other liabilities	—	63	—	63
Total liabilities at fair value	$—	$2,269	$—	$2,269
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.7 billion and $2.2 billion as of December 31, 2018 and 2017, respectively.

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2018	$4		$180
Total gains (losses) included in:
Net income	6	(1)	(1)	(1)
Purchases	—		97
Sales	(10)		(41)
Settlements	—		(52)
Transfers into Level 3	4		173
Transfers out of Level 3	(2)		(160)
Consolidation of consolidated investment entities	—		54
Deconsolidation of consolidated investment entities	(2)		(24)
Balance, December 31, 2018	$—		$226

Changes in unrealized gains (losses) included in income relating to assets held at December 31, 2018	$—		$(4)	(1)

	Corporate Debt Securities	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2017	$—	$5		$254
Total gains (losses) included in:
Net income	—	(1)	(1)	—
Purchases	—	3		146
Sales	(2)	(2)		(28)
Settlements	—	—		(70)
Transfers into Level 3	2	7		266
Transfers out of Level 3	—	(8)		(388)
Balance, December 31, 2017	$—	$4		$180

Changes in unrealized gains (losses) included in income relating to assets held at December 31, 2017	$—	$(1)	(1)	$(1)	(1)

	Common Stocks		Syndicated Loans		Other Assets		Debt
	(in millions)
Balance, January 1, 2016	$3		$529		$2,065		$(6,630)
Cumulative effect of change in accounting policies (2)	(2)		(304)		(2,065)		6,630
Balance, January 1, 2016, as adjusted	1		225		—		—
Total gains (losses) included in:
Net income	2	(1)	7	(1)	1	(3)	—
Purchases	1		145		—		—
Sales	—		(24)		(1)		—
Settlements	—		(69)		—		—
Transfers into Level 3	3		405		—		—
Transfers out of Level 3	(2)		(435)		—		—
Balance, December 31, 2016	$5		$254		$—		$—

Changes in unrealized gains (losses) included in income relating to assets held at December 31, 2016	$1	(1)	$3	(1)	$—		$—

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
All Level 3 measurements as of December 31, 2018 and 2017 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third-party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third-party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company. See Note 15 for a description of the Company’s determination of the fair value of corporate debt securities, common stocks and other investments.
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
Liabilities
Debt
Effective January 1, 2016, the Company adopted ASU 2014-13 and elected the measurement alternative, which allows an entity to measure both the financial assets and financial liabilities at the fair value of the more observable of the fair value of the financial assets or financial liabilities. See Note 3 for additional information on ASU 2014-13. The fair value of the CLOs’ assets, typically syndicated bank loans, is more observable than the fair value of the CLOs’ debt tranches for which market activity is limited and less transparent. As a result, the fair value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets and is classified as Level 2.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2018	2017
	(in millions)
Syndicated loans
Unpaid principal balance	$1,743	$2,140
Excess unpaid principal over fair value	(52)	(71)
Fair value	$1,691	$2,069
Fair value of loans more than 90 days past due	$—	$24
Fair value of loans in nonaccrual status	—	24
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	—	35

Debt
Unpaid principal balance	$1,951	$2,340
Excess unpaid principal over fair value	(208)	(134)
Carrying value (1)	$1,743	$2,206

(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.7 billion and $2.2 billion as of December 31, 2018 and December 31, 2017, respectively.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $47 million, $(5) million and $(38) million for the years ended December 31, 2018, 2017 and 2016, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2018	2017	2018	2017
	(in millions)
Debt of consolidated CLOs due 2019-2030	$1,743	$2,206	3.7%	2.8%

The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 11.2%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
As of December 31, 2018, future maturities of debt were as follows:

(in millions)
2019	$54
2020	—
2021	—
2022	—
2023	—
Thereafter	1,897
Total future maturities	$1,951

6.  Investments
The following is a summary of investments:

	December 31,
	2018	2017
	(in millions)
Available-for-Sale securities, at fair value	$31,058	$30,927
Mortgage loans, net	2,696	2,756
Policy and certificate loans	861	845
Other investments	1,210	1,397
Total	$35,825	$35,925

The carrying value of held-to-maturity certificates of deposit, which are included in other investments, was $7 million and $205 million as of December 31, 2018 and December 31, 2017, respectively, which approximates fair value due to the short time between the purchase of the instrument and its expected realization.
The following is a summary of net investment income:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Investment income on fixed maturities	$1,353	$1,349	$1,368
Net realized gains (losses)	10	46	6
Affordable housing partnerships	(58)	(100)	(44)
Other	154	108	91
Consolidated investment entities	137	106	155
Total	$1,596	$1,509	$1,576

Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,741	$555	$(230)	$14,066	$—
Residential mortgage backed securities	6,373	34	(78)	6,329	—
Commercial mortgage backed securities	4,975	18	(116)	4,877	—
Asset backed securities	1,373	36	(11)	1,398	1
State and municipal obligations	2,166	192	(13)	2,345	—
U.S. government and agency obligations	1,745	—	—	1,745	—
Foreign government bonds and obligations	298	9	(9)	298	—
Total	$30,671	$844	$(457)	$31,058	$1

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,976	$1,131	$(32)	$15,075	$—
Residential mortgage backed securities	6,585	63	(37)	6,611	—
Commercial mortgage backed securities	4,362	48	(36)	4,374	—
Asset backed securities	1,549	36	(5)	1,580	1
State and municipal obligations	2,215	259	(11)	2,463	—
U.S. government and agency obligations	502	1	—	503	—
Foreign government bonds and obligations	298	20	(4)	314	—
Common stocks	5	3	(1)	7	—
Total	$29,492	$1,561	$(126)	$30,927	$1
(1)  Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2018 and 2017, investment securities with a fair value of $1.5 billion and $1.7 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $510 million and $803 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of December 31, 2018 and 2017, fixed maturity securities comprised approximately 87% and 86%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2018 and 2017, the Company’s internal analysts rated $755 million and $979 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$13,399	$13,252	43%	$11,293	$11,331	37%
AA	1,571	1,723	5	1,898	2,114	7
A	3,667	3,899	13	4,760	5,243	17
BBB	11,102	11,290	36	10,317	10,989	35
Below investment grade (1)	932	894	3	1,219	1,243	4
Total fixed maturities	$30,671	$31,058	100	$29,487	$30,920	100%

(1) The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $5 million and $6 million, respectively, as of December 31, 2018, and $6 million and $7 million, respectively, as of December 31, 2017.
As of December 31, 2018 and 2017, approximately 36% and 37%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	345	$5,522	$(152)	148	$1,717	$(78)	493	$7,239	$(230)
Residential mortgage backed securities	142	2,029	(18)	175	2,132	(60)	317	4,161	(78)
Commercial mortgage backed securities	104	2,062	(30)	112	1,806	(86)	216	3,868	(116)
Asset backed securities	38	491	(6)	35	396	(5)	73	887	(11)
State and municipal obligations	81	255	(4)	100	254	(9)	181	509	(13)
Foreign government bonds and obligations	17	86	(4)	14	17	(5)	31	103	(9)
Total	727	$10,445	$(214)	584	$6,322	$(243)	1,311	$16,767	$(457)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	150	$1,791	$(8)	70	$740	$(24)	220	$2,531	$(32)
Residential mortgage backed securities	102	1,772	(11)	130	1,467	(26)	232	3,239	(37)
Commercial mortgage backed securities	67	1,178	(12)	58	783	(24)	125	1,961	(36)
Asset backed securities	36	424	(2)	26	187	(3)	62	611	(5)
State and municipal obligations	76	141	(1)	34	180	(10)	110	321	(11)
Foreign government bonds and obligations	3	6	—	15	23	(4)	18	29	(4)
Common and preferred stocks	—	—	—	4	1	(1)	4	1	(1)
Total	434	$5,312	$(34)	337	$3,381	$(92)	771	$8,693	$(126)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a rise in interest rates as well as wider credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	December 31,
	2018	2017	2016
	(in millions)
Beginning balance	$2	$69	$85
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—	1
Credit losses for which an other-than-temporary impairment was previously recognized	—	1	1
Reductions for securities sold during the period (realized)	—	(68)	(18)
Ending balance	$2	$2	$69

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Gross realized gains	$18	$63	$37
Gross realized losses	(9)	(7)	(13)
Other-than-temporary impairments	—	(1)	(2)
Total	$9	$55	$22

Other-than temporary impairments for the years ended December 31, 2017 and 2016 primarily related to credit losses on asset backed securities.
See Note 19 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2018 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$3,621	$3,624
Due after one year through five years	5,967	5,954
Due after five years through 10 years	3,899	3,870
Due after 10 years	4,463	5,006
	17,950	18,454
Residential mortgage backed securities	6,373	6,329
Commercial mortgage backed securities	4,975	4,877
Asset backed securities	1,373	1,398
Total	$30,671	$31,058

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
7.  Financing Receivables
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
Allowance for Loan Losses
Commercial Mortgage Loans and Syndicated Loans
The following table presents a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2018	2017	2016
	(in millions)
Beginning balance	$26	$29	$32
Charge-offs	(2)	(2)	(5)
Provisions	—	(1)	2
Ending balance	$24	$26	$29

Individually evaluated for impairment	$—	$—	$2
Collectively evaluated for impairment	24	26	27

The recorded investment in financing receivables by impairment method was as follows:

	December 31,
	2018	2017
	(in millions)
Individually evaluated for impairment	$24	$17
Collectively evaluated for impairment	3,239	3,258
Total	$3,263	$3,275
As of December 31, 2018 and 2017, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $24 million and $17 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the years ended December 31, 2018, 2017 and 2016, the Company purchased $221 million, $200 million and $92 million, respectively, and sold $51 million, $267 million and $271 million, respectively, of loans. The loans purchased consisted of syndicated loans. The loans sold during 2018 consisted of syndicated loans. The loans sold during 2017 and 2016 primarily consisted of consumer mortgage loans. The Company recorded a loss of $7 million and $11 million on the sale of consumer mortgage loans during the years ended December 31, 2017 and 2016, respectively.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Loans to Financial Advisors
As of December 31, 2018 and 2017, principal amounts outstanding for advisor loans were $558 million and $509 million, respectively, and allowance for loan losses were $25 million and $23 million, respectively. The allowance for loan losses related to loans to financial advisors is not included in the table disclosures above. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with the Company was $18 million and $19 million as of December 31, 2018 and 2017, respectively. The allowance for loan losses on these loans was $13 million and $12 million as of December 31, 2018 and 2017, respectively.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $16 million and $19 million as of December 31, 2018 and 2017, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both December 31, 2018 and 2017. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2018	2017	2018	2017
	(in millions)
East North Central	$216	$215	8%	8%
East South Central	107	90	4	3
Middle Atlantic	187	192	7	7
Mountain	237	256	9	9
New England	62	74	2	3
Pacific	814	812	30	29
South Atlantic	731	768	27	28
West North Central	213	235	8	8
West South Central	148	133	5	5
	2,715	2,775	100%	100%
Less: allowance for loan losses	19	19
Total	$2,696	$2,756

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2018	2017	2018	2017
	(in millions)
Apartments	$621	$566	23%	20%
Hotel	43	40	1	1
Industrial	453	476	17	17
Mixed use	54	44	2	2
Office	435	492	16	18
Retail	897	937	33	34
Other	212	220	8	8
	2,715	2,775	100%	100%
Less: allowance for loan losses	19	19
Total	$2,696	$2,756

Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2018 and 2017 was $548 million and $498 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of December 31, 2018 and 2017 were nil and $5 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both December 31, 2018 and 2017. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2018, 2017 and 2016. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
8. Reinsurance
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
As of December 31, 2018 and 2017, traditional life and UL insurance policies in force were $195.1 billion and $195.9 billion, respectively, of which $142.4 billion as of both December 31, 2018 and 2017 were reinsured at the respective year ends.

The effect of reinsurance on premiums for the Company’s traditional long-duration contracts was as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Direct premiums	$621	$637	$642
Reinsurance ceded	(225)	(227)	(225)
Net premiums	$396	$410	$417

Cost of insurance and administrative charges for non-traditional long-duration products are reflected in other revenues and were net of reinsurance ceded of $126 million, $114 million and $110 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company reinsures a portion of the risks associated with its personal auto, home and umbrella insurance products through reinsurance agreements with unaffiliated reinsurance companies. The primary reinsurance programs in 2018 include:

•	auto and home reinsurance with a limit of $5 million per loss and the Company retained $1 million per loss.

•	catastrophe reinsurance with a limit of $200 million for the first event and $180 million for a second event and the Company retained $20 million per event.

•	ceding 90% of every personal umbrella loss with a limit of $5 million per loss.

•	ceding 90% of home insurance products originating from a certain agency.
The effect of reinsurance on premiums for the Company’s short-duration contracts was as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Written premiums
Direct	$1,101	$1,119	$1,085
Ceded	(55)	(171)	(20)
Total net written premiums	$1,046	$948	$1,065
Earned premiums
Direct	$1,124	$1,107	$1,094
Ceded	(94)	(123)	(20)
Total net earned premiums	$1,030	$984	$1,074

The amount of claims recovered through reinsurance on all contracts was $402 million, $357 million and $323 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Receivables included $3.2 billion and $3.0 billion of reinsurance recoverables as of December 31, 2018 and 2017, respectively, including $2.5 billion and $2.3 billion related to LTC risk ceded to Genworth, respectively.
Policyholder account balances, future policy benefits and claims include $484 million and $509 million related to previously assumed reinsurance arrangements as of December 31, 2018 and 2017, respectively.

9. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There were no impairments for the years ended December 31, 2018, 2017 and 2016.
The changes in the carrying amount of goodwill reported in the Company’s main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Annuities	Protection	Consolidated
	(in millions)
Balance at January 1, 2017	$252	$761	$46	$45	$1,104
Acquisitions (1)	27	22	—	—	49
Foreign currency translation	—	24	—	—	24
Purchase price adjustments	—	(2)	—	—	(2)
Balance at December 31, 2017	279	805	46	45	1,175
Foreign currency translation	—	(16)	—	—	(16)
Purchase price adjustments	—	(1)	—	—	(1)
Balance at December 31, 2018	$279	$788	$46	$45	$1,158

(1) Relates to the Company’s acquisitions of Investment Professionals, Inc. (“IPI”) and Lionstone Partners, LLC.
As of December 31, 2018 and 2017, the carrying amount of indefinite-lived intangible assets included $646 million and $647 million, respectively, of investment management contracts. As of December 31, 2018 and 2017, the carrying amount of indefinite-lived intangible assets included $69 million and $67 million, respectively, of trade names.
Definite-lived intangible assets consisted of the following:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$184	$(134)	$50	$194	$(124)	$70
Contracts	215	(193)	22	222	(194)	28
Other	168	(124)	44	156	(116)	40
Total	$567	$(451)	$116	$572	$(434)	$138

Definite-lived intangible assets acquired during the year ended December 31, 2018 were $9 million with a weighted average amortization period of 5 years. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2018, 2017 and 2016 was $30 million, $27 million and $28 million, respectively. In 2018, 2017 and 2016, the Company did not record any impairment charges on definite-lived intangible assets.
Estimated intangible amortization expense as of December 31, 2018 for the next five years is as follows:

(in millions)
2019	$28
2020	22
2021	19
2022	16
2023	13

10.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management updated market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2018 primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking to DAC for the year ended December 31, 2017 primarily reflected improved persistency and mortality on UL and VUL insurance products and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking to DAC for the year ended December 31, 2016 primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company’s review of its closed LTC business in 2016 resulted in the write-off of DAC, which was included in the impact of unlocking.
The balances of and changes in DAC were as follows:

	2018	2017	2016
	(in millions)
Balance at January 1	$2,676	$2,648	$2,730
Capitalization of acquisition costs	318	302	360	(1)
Amortization, excluding the impact of valuation assumptions review	(355)	(279)	(334)
Amortization, impact of valuation assumptions review	33	12	(81)	(2)
Impact of change in net unrealized (gains) losses on securities	104	(7)	(27)
Balance at December 31	$2,776	$2,676	$2,648

(1) Includes a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with the loss recognition on LTC business. The benefit was reported in distribution expenses on the Consolidated Statements of Operations.
(2) Includes a $58 million expense related to the loss recognition on LTC business.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2018	2017	2016
	(in millions)
Balance at January 1	$276	$302	$335
Capitalization of sales inducement costs	2	4	5
Amortization, excluding the impact of valuation assumptions review	(43)	(35)	(42)
Amortization, impact of valuation assumptions review	—	(1)	4
Impact of change in net unrealized (gains) losses on securities	16	6	—
Balance at December 31	$251	$276	$302

11.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2018	2017
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,338	$9,934
Variable annuity fixed sub-accounts	5,129	5,166
UL/VUL insurance	3,063	3,047
IUL insurance	1,728	1,384
Other life insurance	683	720
Total policyholder account balances	19,941	20,251

Future policy benefits
Variable annuity GMWB	875	463
Variable annuity GMAB (2)	(19)	(80)
Other annuity liabilities	26	78
Fixed annuity life contingent liabilities	1,459	1,484
Life and DI insurance	1,221	1,221
LTC insurance	4,981	4,896
UL/VUL and other life insurance additional liabilities	749	688
Total future policy benefits	9,292	8,750
Policy claims and other policyholders’ funds	891	903
Total policyholder account balances, future policy benefits and claims	$30,124	$29,904

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.

(2)	Includes the fair value of GMAB embedded derivatives that was a net asset as of both December 31, 2018 and 2017 reported as a contra liability.

Fixed Annuities
Fixed annuities include deferred, payout and indexed annuity contracts.
Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.71% to 9.38% as of December 31, 2018, depending on year of issue, with an average rate of approximately 3.94%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
The Company’s equity indexed annuity (“EIA”) product is a single premium fixed deferred annuity. The Company discontinued new sales of EIAs in 2007. The contract was issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500® Index. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity contracts in fixed rate securities and hedges the equity risk with derivative instruments.
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The Company offers S&P 500® Index and MSCI® EAFE Index account options. Both options offer two crediting durations, one-year and two-year. The contractholder may allocate all or a portion of the policy value to a fixed or indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. The contractholder can choose to add a GMWB for life rider for an additional fee.
See Note 17 for additional information regarding the Company’s derivative instruments used to hedge the risk related to indexed annuities.
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts currently issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 12 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GGU and GMIB provisions. See Note 15 and Note 17 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.
Insurance Liabilities
UL/VUL is the largest group of insurance policies written by the Company. Purchasers of UL accumulate cash value that increases by a fixed interest rate. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account or a separate account. A vast majority of the premiums received for VUL policies are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.
IUL is a universal life policy that includes an indexed account. The rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. See Note 17 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 3% to 10% as of December 31, 2018. Anticipated interest rates for DI policies ranged from 4% to 7.5% as of December 31, 2018 and for LTC policies ranged from 5.9% to 6.8% as of December 31, 2018.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 6.2% for DI and LTC claims, respectively, as of December 31, 2018.

The balance of insurance liabilities related to unpaid reported and unreported claims and claim adjustment expenses for auto and home was $714 million and $722 million as of December 31, 2018 and 2017, respectively. The balance of insurance liabilities related to unpaid reported claims and claim adjustment expenses for life, DI and LTC policies was $1.4 billion and $1.3 billion as of December 31, 2018 and 2017, respectively.
The change in the liability for prior year incurred unpaid reported and unreported claims and claim adjustment expenses related to auto and home, life, DI and LTC policies was a decrease of $30 million, $41 million and $24 million for the years 2018, 2017 and 2016, respectively.

•
In 2018, there was a $28 million decrease primarily reflecting favorable closed claim trends of DI and LTC policies and a decrease of $2 million related to favorable prior year catastrophe reserve development.

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
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2018	2017
	(in millions)
Variable annuity	$66,913	$75,174
VUL insurance	6,451	7,352
Other insurance	29	34
Threadneedle investment liabilities	4,532	4,808
Total	$77,925	$87,368

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2018				December 31, 2017
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$55,810	$53,872	$417	67	$61,418	$59,461	$9	66
Five/six-year reset	7,670	4,941	112	67	8,870	6,149	12	66
One-year ratchet	5,560	5,210	417	70	6,548	6,187	11	69
Five-year ratchet	1,307	1,251	23	66	1,563	1,506	1	65
Other	1,033	1,014	148	72	1,099	1,075	50	72
Total — GMDB	$71,380	$66,288	$1,117	67	$79,498	$74,378	$83	66

GGU death benefit	$992	$940	$112	70	$1,118	$1,067	$133	70

GMIB	$180	$164	$12	69	$233	$216	$7	69

GMWB:
GMWB	$1,990	$1,984	$3	72	$2,508	$2,500	$1	71
GMWB for life	40,966	40,876	742	68	44,375	44,259	129	67
Total — GMWB	$42,956	$42,860	$745	68	$46,883	$46,759	$130	67

GMAB	$2,456	$2,450	$24	59	$3,086	$3,083	$—	59
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2018		December 31, 2017
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,513	66	$6,460	65

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	11	1	(40)	(23)	127
Paid claims	(9)	(1)	—	(1)	(25)
Balance at December 31, 2016	16	8	1,017	(24)	434
Incurred claims	5	—	(554)	(56)	84
Paid claims	(4)	(2)	—	—	(29)
Balance at December 31, 2017	17	6	463	(80)	489
Incurred claims	8	2	412	61	201
Paid claims	(6)	—	—	—	(31)
Balance at December 31, 2018	$19	$8	$875	$(19)	$659

(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2018	2017
	(in millions)
Mutual funds:
Equity	$39,764	$46,038
Bond	21,190	23,529
Other	5,568	5,109
Total mutual funds	$66,522	$74,676

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2018, 2017 and 2016.
13. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2018	2017
	(in millions)
Fixed rate certificates	$7,377	$5,837
Stock market certificates	476	520
Stock market embedded derivative	6	10
Other	33	33
Less: accrued interest classified in other liabilities	(7)	(12)
Total investment certificate reserves	7,885	6,388
Brokerage deposits	3,660	3,915
Total	$11,545	$10,303

Investment Certificates
The Company offers fixed rate investment certificates primarily in amounts ranging from $1,000 to $2 million with interest crediting rate terms ranging from 3 to 48 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate owners are entitled to receive a definite sum of money at either maturity or upon demand depending on the type of certificate. Payments from certificate owners are credited to investment certificate reserves. Investment certificate reserves generally accumulate interest at specified percentage rates. Reserves are maintained for advance payments made by certificate owners, accrued interest thereon and for additional credits in excess of minimum guaranteed rates and accrued interest thereon. On certificates allowing for the deduction of a surrender charge, the cash surrender values may be less than accumulated investment certificate reserves prior to maturity dates. Cash surrender values on certificates allowing for no surrender charge are equal to certificate reserves. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities.
Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full term and purchasers may participate in increases in the stock market based on the S&P 500® Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 2.5% to 13.0%, depending on the term length. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 17 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company’s stock market certificates.
Brokerage Deposits
Brokerage deposits are amounts payable to brokerage customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company pays interest on certain customer credit balances and the interest is included in banking and deposit interest expense.
14. Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	December 31,		December 31,
	2018	2017	2018	2017
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Capitalized lease obligations	25	38
Other (1)	(8)	3
Total long-term debt	2,867	2,891

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	151	150	2.6	1.5
Repurchase agreements	50	50	2.6	1.4
Total short-term borrowings	201	200
Total	$3,068	$3,091
(1) Amounts include adjustments for fair value hedges on the Company’s long-term debt and unamortized discount and debt issuance costs. See Note 17 for information on the Company’s fair value hedges.
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

As of December 31, 2018, future maturities of Ameriprise Financial long-term debt were as follows:

(in millions)
2019	$314
2020	761
2021	—
2022	—
2023	750
Thereafter	1,050
Total future maturities	$2,875

Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of December 31, 2018 and 2017, the Company has pledged $52 million and $43 million, respectively, of agency residential mortgage backed securities and nil and $8 million, respectively, of commercial mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than three months as of December 31, 2018 and less than one month as of December 31, 2017. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $780 million and $750 million as of December 31, 2018 and 2017, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of December 31, 2018 and less than four months as of December 31, 2017. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1 billion upon satisfaction of certain approval requirements. This agreement replaced the Company’s unsecured revolving credit facility that was to expire in May 2020. As of both December 31, 2018 and 2017, the Company had no borrowings outstanding and $1 million of letters of credit issued against these facilities. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both December 31, 2018 and 2017.
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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$155	$2,350	$—	$2,505
Available-for-Sale securities:
Corporate debt securities	—	13,153	913	14,066
Residential mortgage backed securities	—	6,193	136	6,329
Commercial mortgage backed securities	—	4,857	20	4,877
Asset backed securities	—	1,392	6	1,398
State and municipal obligations	—	2,345	—	2,345
U.S. government and agency obligations	1,745	—	—	1,745
Foreign government bonds and obligations	—	298	—	298
Total Available-for-Sale securities	1,745	28,238	1,075	31,058
Equity securities	—	1	—	1
Equity securities at net asset value (“NAV”)				6	(1)
Trading securities	36	38	—	74
Separate account assets at NAV				77,925	(1)
Investments and cash equivalents segregated for regulatory purposes	301	—	—	301
Other assets:
Interest rate derivative contracts	—	796	—	796
Equity derivative contracts	191	1,527	—	1,718
Foreign exchange derivative contracts	5	55	—	60
Total other assets	196	2,378	—	2,574
Total assets at fair value	$2,433	$33,005	$1,075	$114,444

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$14	$17
IUL embedded derivatives	—	—	628	628
GMWB and GMAB embedded derivatives	—	—	328	328	(2)
Total policyholder account balances, future policy benefits and claims	—	3	970	973	(3)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	424	—	424
Equity derivative contracts	78	2,076	—	2,154
Credit derivative contracts	—	18	—	18
Foreign exchange derivative contracts	4	31	—	35
Other	13	6	30	49
Total other liabilities	95	2,555	30	2,680
Total liabilities at fair value	$95	$2,564	$1,000	$3,659

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$147	$2,025	$—	$2,172
Available-for-Sale securities:
Corporate debt securities	—	13,936	1,139	15,075
Residential mortgage backed securities	—	6,456	155	6,611
Commercial mortgage backed securities	—	4,374	—	4,374
Asset backed securities	—	1,573	7	1,580
State and municipal obligations	—	2,463	—	2,463
U.S. government and agency obligations	503	—	—	503
Foreign government bonds and obligations	—	314	—	314
Common stocks	1	—	—	1
Common stocks at NAV				6	(1)
Total Available-for-Sale securities	504	29,116	1,301	30,927
Trading securities	10	34	—	44
Separate account assets at NAV				87,368	(1)
Investments and cash equivalents segregated for regulatory purposes	623	—	—	623
Other assets:
Interest rate derivative contracts	—	1,104	—	1,104
Equity derivative contracts	63	2,360	—	2,423
Foreign exchange derivative contracts	2	34	—	36
Total other assets	65	3,498	—	3,563
Total assets at fair value	$1,349	$34,673	$1,301	$124,697

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	601	601
GMWB and GMAB embedded derivatives	—	—	(49)	(49)	(4)
Total policyholder account balances, future policy benefits and claims	—	5	552	557	(5)
Customer deposits	—	10	—	10
Other liabilities:
Interest rate derivative contracts	1	415	—	416
Equity derivative contracts	7	2,876	—	2,883
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	4	23	—	27
Other	9	6	28	43
Total other liabilities	21	3,322	28	3,371
Total liabilities at fair value	$21	$3,337	$580	$3,938

(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position as of December 31, 2018.
(3) The Company’s adjustment for nonperformance risk resulted in a $(726) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2018.
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

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities						Other Derivatives Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,139	$155	$—	$7	$1,301		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(3)	(2)
Other comprehensive income (loss)	(26)	1	—	1	(24)		—
Purchases	15	70	72	32	189		3
Settlements	(214)	(29)	—	(1)	(244)		—
Transfers into Level 3	—	—	—	2	2		—
Transfers out of Level 3	—	(61)	(52)	(35)	(148)		—
Balance, December 31, 2018	$913	$136	$20	$6	$1,075		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2018	$(1)	$—	$—	$—	$(1)	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—		$601		$(49)		$552	$28
Total (gains) losses included in:
Net income	(3)	(3)	(9)	(3)	49	(2)	37	2	(4)
Issues	17		90		350		457	—
Settlements	—		(54)		(22)		(76)	—
Balance, December 31, 2018	$14		$628		$328		$970	$30

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2018	$—		$(9)	(3)	$47	(2)	$38	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2017	$1,311	$268	$—	$68	$1	$1,648
Total gains (losses) included in:
Net income	—	—	—	—	1	1	(1)
Other comprehensive income (loss)	(8)	1	—	(4)	—	(11)
Purchases	138	132	65	64	—	399
Sales	—	—	—	—	(1)	(1)
Settlements	(302)	(43)	—	(29)	—	(374)
Transfers into Level 3	—	20	—	27	8	55
Transfers out of Level 3	—	(223)	(65)	(119)	(9)	(416)
Balance, December 31, 2017	$1,139	$155	$—	$7	$—	$1,301

Changes in unrealized gains (losses) relating to assets held at December 31, 2017	$—	$—	$—	$(1)	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078	$13
Total (gains) losses included in:
Net income	87	(3)	(977)	(2)	(890)	2	(4)
Issues	92		326		418	13
Settlements	(42)		(12)		(54)	—
Balance, December 31, 2017	$601		$(49)		$552	$28

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2017	$87	(3)	$(946)	(2)	$(859)	$—

	Available-for-Sale Securities							Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2016	$1,425	$218	$3	$162	$—	$1,808		$—
Cumulative effect of change in accounting policies	—	—	—	21	—	21		—
Total gains (losses) included in:
Net income	(1)	1	—	(1)	—	(1)	(1)	(2)	(2)
Other comprehensive income (loss)	—	(1)	—	(4)	—	(5)		—
Purchases	54	209	42	58	—	363		2
Settlements	(168)	(67)	(3)	(2)	—	(240)		—
Transfers into Level 3	1	—	—	12	1	14		—
Transfers out of Level 3	—	(92)	(42)	(178)	—	(312)		—
Balance, December 31, 2016	$1,311	$268	$—	$68	$1	$1,648		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2016	$1	$1	$—	$(1)	$—	$1	(1)	$(2)	(2)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215	$—
Total (gains) losses included in:
Net income	13	(3)	(511)	(2)	(498)	—
Issues	115		295		410	13
Settlements	(28)		(21)		(49)	—
Balance, December 31, 2016	$464		$614		$1,078	$13

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2016	$13	(3)	$(448)	(2)	$(435)	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(3) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(4) Included in general and administrative expense in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $281 million, $(71) million and $98 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2018, 2017 and 2016, respectively.
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

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$912	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.6%	1.5%
Asset backed securities	$6	Discounted cash flow	Annual short-term default rate	2.3%
			Annual long-term default rate	2.5%	–	3.0%	2.9%
			Discount rate	11.5%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$628	Discounted cash flow	Nonperformance risk (1)	119 bps
Indexed annuity embedded derivatives	$14	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	119 bps
GMWB and GMAB embedded derivatives	$328	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	4.0%	–	16.1%
			Nonperformance risk (1)	119 bps
Contingent consideration liabilities	$30	Discounted cash flow	Discount rate	9.0%

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,138	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	–	2.3%	1.1%
Asset backed securities	$7	Discounted cash flow	Annual short-term default rate	3.8%
			Annual long-term default rate	2.5%	–	3.0%	2.7%
			Discount rate	10.5%
			Constant prepayment rate	5.0%	–	10.0%	9.9%
			Loss recovery	36.4%	–	63.6%	63.2%
IUL embedded derivatives	$601	Discounted cash flow	Nonperformance risk (1)	71 bps
GMWB and GMAB embedded derivatives	$(49)	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	42.0%
			Surrender rate	0.1%	–	74.7%
			Market volatility (3)	3.7%	–	16.1%
			Nonperformance risk (1)	71 bps
Contingent consideration liabilities	$28	Discounted cash flow	Discount rate	9.0%

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
Uncertainty of Fair Value Measurements
Significant increases (decreases) in the yield/spread to U.S. Treasuries used in the fair value measurement of Level 3 corporate debt securities in isolation would have resulted in a significantly lower (higher) fair value measurement.

Significant increases (decreases) in the annual default rate and discount rate used in the fair value measurement of Level 3 asset backed securities in isolation, generally, would have resulted in a significantly lower (higher) fair value measurement and significant increases (decreases) in loss recovery in isolation would have resulted in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the constant prepayment rate in isolation would have resulted in a significantly lower (higher) fair value measurement.
Significant increases (decreases) in nonperformance risk used in the fair value measurement of the IUL embedded derivatives in isolation would have resulted in a significantly lower (higher) fair value measurement.
Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurement of the indexed annuity embedded derivatives in isolation would have resulted in a significantly lower (higher) liability value.
Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would have resulted in a significantly higher (lower) liability value. Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would have resulted in a significantly lower (higher) liability value. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution channel and whether the value of the guaranteed benefit exceeds the contract accumulation value.
Significant increases (decreases) in the discount rate used in the fair value measurement of the contingent consideration liability in isolation would have resulted in a significantly lower (higher) fair value measurement.
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
Investments (Available-for-Sale Securities, Equity Securities and Trading Securities)
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of certain asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in certain asset backed securities is classified as Level 3.
In consideration of the above, management is responsible for the fair values recorded on the financial statements. Prices received from third-party pricing services are subjected to exception reporting that identifies investments with significant daily price movements as well as no movements. The Company reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate. The Company also performs subsequent transaction testing. The Company performs annual due diligence of third-party pricing services. The Company’s due diligence procedures include assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology. The Company also considers the results of its exception reporting controls and any resulting price challenges that arise.

Separate Account Assets
The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV is used as a practical expedient for fair value and represents the exit price for the separate account. Separate account assets are excluded from classification in the fair value hierarchy.
Investments and Cash Equivalents Segregated for Regulatory Purposes
Investments and cash equivalents segregated for regulatory purposes includes U.S. Treasuries that are classified as Level 1.
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates. See Note 17 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2018 and 2017. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of December 31, 2018 and 2017. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be other-than-temporarily impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $112 million and $166 million as of December 31, 2018 and 2017, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,696	$—	$—	$2,661	$2,661
Policy and certificate loans	861	—	—	810	810
Receivables	1,677	179	965	489	1,633
Restricted and segregated cash	2,609	2,609	—	—	2,609
Other investments and assets	572	—	491	60	551

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,609	$—	$—	$9,672	$9,672
Investment certificate reserves	7,886	—	—	7,845	7,845
Brokerage customer deposits	3,660	3,660	—	—	3,660
Separate account liabilities at NAV	4,843				4,843	(1)
Debt and other liabilities	3,296	188	3,059	57	3,304

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,756	$—	$—	$2,752	$2,752
Policy and certificate loans	845	—	—	801	801
Receivables	1,537	103	946	487	1,536
Restricted and segregated cash	2,524	2,524	—	—	2,524
Other investments and assets (2)	725	—	677	49	726

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,246	$—	$—	$10,755	$10,755
Investment certificate reserves	6,390	—	—	6,374	6,374
Brokerage customer deposits	3,915	3,915	—	—	3,915
Separate account liabilities at NAV	5,177				5,177	(1)
Debt and other liabilities	3,290	118	3,180	119	3,417

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
See Note 7 for additional information on mortgage loans, policy loans and certificate loans. Receivables include brokerage margin loans, securities borrowed and loans to financial advisors. Restricted and segregated cash includes cash segregated under federal and other regulations held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Other investments and assets primarily include syndicated loans, certificate of deposits with original or remaining maturities at the time of purchase of more than 90 days but less than 12 months, the Company’s membership in the FHLB and investments related to the Community Reinvestment Act. See Note 7 for additional information on syndicated loans.
Policyholder account balances, future policy benefit and claims includes fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 11 for additional information on these liabilities. Investment certificate reserves represent customer deposits for fixed rate certificates and stock market certificates. Brokerage customer deposits are amounts payable to brokerage customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. Separate account liabilities primarily relate to investment contracts in pooled pension funds offered by Threadneedle. Debt and other liabilities include the Company’s long-term debt, short-term borrowings, securities loaned and future funding commitments to affordable housing partnerships and other real estate partnerships. See Note 14 for further information on the Company’s long-term debt and short-term borrowings.
16.  Offsetting Assets and Liabilities
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,525	$—	$2,525	$(2,075)	$(403)	$(26)	$21
OTC cleared	34	—	34	(23)	—	—	11
Exchange-traded	15	—	15	(1)	—	—	14
Total derivatives	2,574	—	2,574	(2,099)	(403)	(26)	46
Securities borrowed	179	—	179	(37)	—	(139)	3
Total	$2,753	$—	$2,753	$(2,136)	$(403)	$(165)	$49

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,520	$—	$3,520	$(2,653)	$(760)	$(88)	$19
OTC cleared	21	—	21	(15)	—	—	6
Exchange-traded	22	—	22	(1)	—	—	21
Total derivatives	3,563	—	3,563	(2,669)	(760)	(88)	46
Securities borrowed	103	—	103	(19)	—	(82)	2
Total	$3,666	$—	$3,666	$(2,688)	$(760)	$(170)	$48
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,597	$—	$2,597	$(2,075)	$(89)	$(430)	$3
OTC cleared	24	—	24	(23)	—	—	1
Exchange-traded	10	—	10	(1)	—	—	9
Total derivatives	2,631	—	2,631	(2,099)	(89)	(430)	13
Securities loaned	188	—	188	(37)	—	(146)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,869	$—	$2,869	$(2,136)	$(89)	$(626)	$18

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,309	$—	$3,309	$(2,653)	$(70)	$(579)	$7
OTC cleared	16	—	16	(15)	—	—	1
Exchange-traded	3	—	3	(1)	—	—	2
Total derivatives	3,328	—	3,328	(2,669)	(70)	(579)	10
Securities loaned	118	—	118	(19)	—	(94)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,496	$—	$3,496	$(2,688)	$(70)	$(723)	$15
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. Repurchase agreements are reflected in short-term borrowings. Securities borrowing and lending agreements are reflected in receivables and other liabilities, respectively. See Note 17 for additional disclosures related to the Company’s derivative instruments, Note 14 for additional disclosures related to the Company’s repurchase agreements and Note 5 for information related to derivatives held by consolidated investment entities.

17.  Derivatives and Hedging Activities
Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity, foreign exchange and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.
The Company’s freestanding derivative instruments are all subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 16 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$675	$7	$—	$675	$23	$—
Foreign exchange contracts	103	1	—	87	—	4
Total qualifying hedges	778	8	—	762	23	4

Derivatives not designated as hedging instruments
Interest rate contracts	58,244	789	424	66,043	1,081	416
Equity contracts	54,079	1,718	2,154	59,292	2,423	2,883
Credit contracts	1,209	—	18	721	—	2
Foreign exchange contracts	4,908	59	35	4,163	36	23
Other contracts	2	—	—	452	—	—
Total non-designated hedges	118,442	2,566	2,631	130,671	3,540	3,324

Embedded derivatives
GMWB and GMAB (4)	N/A	—	328	N/A	—	(49)
IUL	N/A	—	628	N/A	—	601
Indexed annuities	N/A	—	17	N/A	—	5
SMC	N/A	—	6	N/A	—	10
Total embedded derivatives	N/A	—	979	N/A	—	567
Total derivatives	$119,220	$2,574	$3,610	$131,433	$3,563	$3,895
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

(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.4 billion and $1.3 billion as of December 31, 2018 and 2017, respectively. See Note 16 for additional information related to master netting arrangements and cash collateral. See Note 5 for information about derivatives held by consolidated VIEs.

(4)
The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2018 included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2017 included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position.

See Note 15 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2018 and 2017, investment securities with a fair value of $28 million and $89 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $28 million and $89 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2018 and 2017, the Company had sold, pledged or rehypothecated nil of these securities. In addition, as of both December 31, 2018 and 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Year Ended December 31, 2018
Interest rate contracts	$12	$—	$—	$—	$(312)	$—
Equity contracts	—	(4)	(42)	(49)	302	(7)
Credit contracts	—	—	—	—	7	—
Foreign exchange contracts	(2)	—	—	—	1	(9)
Other contracts	—	—	—	—	(3)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(377)	—
IUL embedded derivatives	—	—	—	63	—	—
Indexed annuity embedded derivatives	—	—	—	3	—	—
SMC embedded derivatives	—	4	—	—	—	—
Total gain (loss)	$10	$—	$(42)	$17	$(382)	$(16)

Year Ended December 31, 2017
Interest rate contracts	$(3)	$—	$—	$—	$1	$—
Equity contracts	(10)	4	54	75	(1,081)	11
Credit contracts	—	—	—	—	(22)	—
Foreign exchange contracts	—	—	3	—	(23)	6
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	663	—
IUL embedded derivatives	—	—	—	(45)	—	—
SMC embedded derivatives	—	(4)	—	—	—	—
Total gain (loss)	$(13)	$—	$57	$30	$(464)	$17

Year Ended December 31, 2016
Interest rate contracts	$3	$—	$—	$—	$36	$—
Equity contracts	(1)	2	23	20	(897)	6
Credit contracts	—	—	—	—	2	—
Foreign exchange contracts	—	—	(1)	—	—	14
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	237	—
IUL embedded derivatives	—	—	—	15	—	—
SMC embedded derivatives	—	(2)	—	—	—	—
Total gain (loss)	$2	$—	$22	$35	$(624)	$20

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

The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of December 31, 2018:

	Premiums Payable	Premiums Receivable
	(in millions)
2019	$294	$170
2020	216	132
2021	187	119
2022	226	200
2023	142	42
2024-2028	404	17
Total	$1,469	$680

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
Cash Flow Hedges
The Company has designated derivative instruments as a cash flow hedge of interest rate exposure on forecasted debt interest payments. The change in the fair value of the derivative instruments from the date of the hedge designation to the date the debt is issued is recorded in AOCI. Amounts are reclassified from AOCI into earnings when the forecasted interest payments occur.
For the years ended December 31, 2018, 2017 and 2016, the amounts reclassified from AOCI to earnings related to the cash flow hedges were immaterial and no amounts were recorded in earnings for hedge ineffectiveness. The estimated net amount recorded in AOCI as of December 31, 2018 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $2 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 16 years and relates to forecasted debt interest payments. See Note 19 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
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

Derivatives designated as hedging instruments	Location of Gain Recorded into Income	Amount of Gain Recognized in Income on Derivatives
		Years Ended December 31,
		2018	2017	2016
		(in millions)
Interest rate contracts	Interest and debt expense	$11	$16	$19

Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the years ended December 31, 2018 and 2017, the Company recognized a gain of $14 million and a loss of $4 million, respectively, in OCI.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 16 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2018 and 2017, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $171 million and $372 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2018 and 2017 was $170 million and $369 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2018 and 2017 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million and $3 million, respectively.
18. Share-Based Compensation
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
The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	December 31,
	2018	2017	2016
	(in millions)
Stock option	$35	$32	$34
Restricted stock	24	24	24
Restricted stock units	85	65	76
Liability awards	2	45	4
Total	$146	$166	$138

For the years ended December 31, 2018, 2017 and 2016, total income tax benefit recognized by the Company related to share-based compensation expense was $31 million, $58 million and $48 million, respectively.
As of December 31, 2018, there was $111 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 2.8 years.
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
The following weighted average assumptions were used for stock option grants:

	2018	2017	2016
Dividend yield	2.3%	2.3%	2.3%
Expected volatility	24%	30%	27%
Risk-free interest rate	2.4%	1.9%	1.3%
Expected life of stock option (years)	5.0	5.0	5.0

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
The weighted average grant date fair value for options granted during 2018, 2017 and 2016 was $35.01, $28.33 and $17.00, respectively.
A summary of the Company’s stock option activity for 2018 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	6.0	$100.38	7.0	$413
Granted	1.0	179.23
Exercised	(0.8)	83.21
Forfeited	(0.1)	128.08
Outstanding at December 31	6.1	115.73	6.7	57
Exercisable at December 31	3.8	101.61	5.7	48

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $58 million, $222 million and $37 million during the years ended December 31, 2018, 2017 and 2016, respectively.
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
Ameriprise Financial Franchise Advisor Deferral Plan
The Franchise Advisor Deferral Plan gives certain advisors the choice to defer a portion of their commissions into Ameriprise Financial stock or other investment options. The Franchise Advisor Deferral Plan is an unfunded non-qualified deferred compensation plan under section 409A of the Internal Revenue Code. The Franchise Advisor Deferral Plan allows for the grant of share-based awards of up to 12.5 million shares of common stock. The number of units awarded is based on the performance measures, deferral percentage and the market value of Ameriprise Financial common stock on the deferral date as defined by the plan. Share-based awards are fully vested and are not subject to forfeitures.
In addition to the voluntary deferral, certain advisors are eligible to earn additional deferred stock awards on commissions over a specified threshold or based on the success of the advisors they coach. The awards vest ratably over three or four years. The Franchise Advisor Deferral Plan allows for accelerated vesting of the share-based awards based on age and years as an advisor. Commission expense is recognized on a straight-line basis over the vesting period. However, as franchise advisors are not employees of the Company, the expense is adjusted each period based on the stock price of the Company’s common stock up to the vesting date. Share units receive dividend equivalents, as dividends are declared by the Company’s Board of Directors, until distribution and are subject to forfeiture until vested.
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
Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation and commission deferrals into stock and deferred share units for 2018 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	1.2	$107.52
Granted	0.6	165.42
Deferred	0.2	139.64
Vested	(0.8)	124.28
Forfeited	(0.1)	124.49
Non-vested shares at December 31	1.1	130.17

The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2018, 2017 and 2016 was $128 million, $97 million and $103 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2018, 2017 and 2016 was $172.69, $124.51 and $88.61, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2018, 2017 and 2016 was $144.37, $134.58 and $94.55, respectively.

Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the target for awards made prior to 2018 and 175% of the target for awards made in 2018, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise Financial common stock. The total amount of target PSUs outstanding at the end of December 31, 2018, 2017 and 2016 was 0.3 million, 0.2 million and 0.2 million, respectively. The PSUs are liability awards. During the years ended December 31, 2018, 2017 and 2016, the value of shares settled for PSU awards was $16 million, $13 million and $15 million, respectively.
19.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(1,039)	$237	$(802)
Reclassification of net (gains) losses on securities included in net income (2)	(9)	2	(7)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	435	(91)	344
Net unrealized gains (losses) on securities	(613)	148	(465)
Defined benefit plans:
Net gain (loss) arising during the period	(30)	7	(23)
Defined benefit plans	(30)	7	(23)
Foreign currency translation	(32)	1	(31)
Total other comprehensive income (loss)	$(675)	$156	$(519)

	Year Ended December 31, 2017
	Pretax	Income Tax Benefit (Expense)		Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$243	$(77)		$166
Reclassification of net (gains) losses on securities included in net income (2)	(55)	19		(36)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(180)	57		(123)
Net unrealized gains (losses) on securities	8	(1)		7
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	5	(2)		3
Net unrealized gains (losses) on derivatives	5	(2)		3
Defined benefit plans:
Prior service credit	2	(1)		1
Net gain (loss) arising during the period	38	(11)		27
Defined benefit plans	40	(12)		28
Foreign currency translation	74	(82)	(4)	(8)
Other	(1)	—		(1)
Total other comprehensive income (loss)	$126	$(97)		$29

	Year Ended December 31, 2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$339	$(121)	$218
Reclassification of net (gains) losses on securities included in net income (2)	(22)	8	(14)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(242)	85	(157)
Net unrealized gains (losses) on securities	75	(28)	47
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	6	(2)	4
Net unrealized gains (losses) on derivatives	6	(2)	4
Defined benefit plans:
Net gain (loss) arising during the period	(45)	11	(34)
Defined benefit plans	(45)	11	(34)
Foreign currency translation	(117)	41	(76)
Total other comprehensive income (loss)	$(81)	$22	$(59)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes a $2 million, $2 million and $1 million pretax gain reclassified to interest and debt expenses and a $2 million, $5 million and $6 million pretax loss reclassified to net investment income for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2016	$426		$1	$(91)	$(83)	$—	$253
Cumulative effect of change in accounting policies	6		—	—	—	—	6
OCI before reclassifications	61		—	(39)	(76)	—	(54)
Amounts reclassified from AOCI	(14)		4	5	—	—	(5)
Total OCI	47		4	(34)	(76)	—	(59)
Balance, December 31, 2016	479	(1)	5	(125)	(159)	—	200
OCI before reclassifications	43		—	20	(8)	(1)	54
Amounts reclassified from AOCI	(36)		3	8	—	—	(25)
Total OCI	7		3	28	(8)	(1)	29
Balance, December 31, 2017	486	(1)	8	(97)	(167)	(1)	229
Cumulative effect of change in accounting policies	(1)		—	—	—	—	(1)
OCI before reclassifications	(458)		—	(36)	(31)	—	(525)
Amounts reclassified from AOCI	(7)		—	13	—	—	6
Total OCI	(465)		—	(23)	(31)	—	(519)
Balance, December 31, 2018	$20	(1)	$8	$(120)	$(198)	$(1)	$(291)
(1) Includes $1 million, $1 million and $4 million of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of December 31, 2018, 2017 and 2016, respectively.

For the years ended December 31, 2018, 2017 and 2016, the Company repurchased a total of 11.3 million shares, 9.9 million shares and 17.6 million shares, respectively, of its common stock for an aggregate cost of $1.6 billion, $1.3 billion and $1.7 billion, respectively. In April 2017, the Company's Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019. As of December 31, 2018, the Company had $509 million remaining under its share repurchase authorizations. In February 2019, the Company’s Board of Directors authorized an additional repurchase up to $2.5 billion of the Company’s common stock through March 31, 2021.
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
For the years ended December 31, 2018, 2017 and 2016, the Company reacquired 0.3 million shares, 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $44 million, $33 million and $29 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the years ended December 31, 2018, 2017 and 2016, the Company reacquired 0.5 million shares, 2.2 million shares and 0.5 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $85 million, $298 million and $48 million, respectively.
For the years ended December 31, 2018, 2017 and 2016, respectively, the Company reissued 0.8 million, 0.8 million and 0.9 million treasury shares, respectively, for restricted stock award grants, PSUs, and issuance of shares vested under advisor deferred compensation plans.
20.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Numerator:
Net income	$2,098	$1,480	$1,313

Denominator:
Basic: Weighted-average common shares outstanding	145.6	154.1	166.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.1	2.6	1.9
Diluted: Weighted-average common shares outstanding	147.7	156.7	168.2

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$14.41	$9.60	$7.90
Diluted	$14.20	$9.44	$7.81

The calculation of diluted earnings per share excludes the incremental effect of 3.2 million, nil and 1.5 million options as of December 31, 2018, 2017 and 2016, respectively, due to their anti-dilutive effect.
21. Regulatory Requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s subsidiaries. As of December 31, 2018, the aggregate amount of unrestricted net assets was approximately $1.6 billion.
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

RiverSource Life received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2019, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. The permitted practice allows RiverSource Life to defer a portion of the change in fair value, net investment income and realized gains or losses generated from designated derivatives to the extent the amounts do not offset the current period interest-rate related change in the variable annuity statutory reserve liability. The deferred amount is amortized over ten years using the straight-line method with the ability to accelerate amortization at management’s discretion. As of December 31, 2018 and 2017, application of this permitted practice resulted in an increase (decrease) to RiverSource Life’s statutory surplus of approximately $92 million and $(3) million, respectively.
State insurance statutes contain limitations as to the amount of dividends that insurers may make without providing prior notification to state regulators. For RiverSource Life, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned surplus (deficit) aggregated $642 million and $(306) million as of December 31, 2018 and 2017, respectively.
In addition, dividends whose fair market value, together with that of other dividends made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $3.3 billion and $2.4 billion as of December 31, 2018 and 2017, respectively. Statutory capital and surplus for IDS Property Casualty was $789 million and $781 million as of December 31, 2018 and 2017, respectively.
Statutory net gain from operations and net income (loss) are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
RiverSource Life
Statutory net gain from operations	$1,686	$958	$834
Statutory net income (loss)	1,628	222	322
IDS Property Casualty
Statutory net income (loss)	9	(10)	(8)

Government debt securities of $4 million as of both December 31, 2018 and 2017 held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $7.9 billion and $6.4 billion as of December 31, 2018 and 2017, respectively. ACC had qualified assets of $8.4 billion and $6.9 billion as of December 31, 2018 and 2017, respectively.
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2018 and 2017, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
Threadneedle’s required capital is predominantly based on the requirements specified by its regulator, the Financial Conduct Authority (“FCA”), under its Capital Adequacy Requirements for asset managers.
The Company has four broker-dealer subsidiaries as of December 31, 2018, American Enterprise Investment Services Inc., Ameriprise Financial Services, Inc., RiverSource Distributors, Inc. and Columbia Management Investment Distributors, Inc. The broker-dealers are subject to the net capital requirements of the Financial Industry Regulatory Authority (“FINRA”) and the Uniform Net Capital requirements of the SEC under Rule 15c3-1 of the Securities Exchange Act of 1934.
Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the Minnesota Department of Commerce.
Ameriprise National Trust Bank is currently subject to regulation by the Comptroller of Currency (“OCC”) and, to a limited extent, by the Federal Deposit Insurance Corporation. As a limited powers national association, Ameriprise National Trust Bank is subject to supervision under various laws and regulations enforced by the OCC, including those related to capital adequacy, liquidity and conflicts of interest. Upon conversion to a federal savings bank, Ameriprise National Trust Bank, FSB (to become Ameriprise Bank, FSB) (“Ameriprise Bank”) will be subject to regulation by both the OCC and by the Federal Deposit Insurance Corporation in its role as insurer of its deposits. Ameriprise Bank will be required to maintain sufficient capital under specific capital rules in compliance with OCC regulations and polices, in addition to other rules and regulations governing all aspects of the banking business.
22.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Current income tax
Federal	$275	$468	$245
State and local	45	58	44
Foreign	41	52	23
Total current income tax	361	578	312

Deferred income tax
Federal	20	169	(36)
State and local	2	(5)	3
Foreign	3	(8)	(1)
Total deferred income tax	25	156	(34)
Total income tax provision	$386	$734	$278

On December 22, 2017, the Tax Act was signed into law. The provision for income taxes for the year ended December 31, 2017 included an expense of $286 million due to the enactment of the Tax Act. The $286 million expense included: 1) a $221 million expense for the remeasurement of deferred tax assets and liabilities to the Tax Act’s statutory rate of 21%; 2) a $57 million expense for the foreign provisions of the Tax Act, including a deemed repatriation tax of the Company’s total post-1986 earnings and profits (“E&P”); and 3) an $8 million expense for the remeasurement of tax contingencies, specifically state tax contingencies and interest accrued for tax contingencies. In 2018, the Company finalized its accounting related to the Tax Act and recorded a $3 million benefit related to foreign provisions.
The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
United States	$2,263	$1,988	$1,411
Foreign	221	226	180
Total	$2,484	$2,214	$1,591

The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rates of 21% for 2018 and 35% for 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
Tax at U.S. statutory rate	21.0%	35.0%	35.0%
Changes in taxes resulting from:
Low income housing tax credits	(3.2)	(3.4)	(4.2)
Dividends received deduction	(1.6)	(5.8)	(7.6)
State taxes, net of federal benefit	1.5	—	1.9
Foreign tax credits, net of addback	(1.1)	—	(1.6)
Impact of the Tax Act	—	13.0	—
Incentive compensation	—	(3.0)	—
Foreign taxes	—	(2.0)	(2.5)
Taxes applicable to prior years	—	—	(3.1)
Other, net	(1.1)	(0.7)	(0.5)
Income tax provision	15.5%	33.1%	17.4%

The decrease in the Company’s effective tax rate for the year ended December 31, 2018 compared to 2017 is primarily the result of the decrease in the federal statutory rate and a $286 million expense in 2017 due to provisions of the Tax Act, partially offset by lower levels of the dividends received deduction and a decrease in the benefit for net excess tax benefits related to employee share-based payments. The increase in the Company’s effective tax rate for the year ended December 31, 2017 compared to 2016 was primarily due to a $286 million expense in 2017 due to provisions of the Tax Act, including remeasurement of net deferred tax assets, a deemed repatriation of E&P and remeasurement of tax contingencies, partially offset by a $70 million benefit for net excess tax benefits related to the adoption of a new accounting standard for employee share-based payments.
Accumulated earnings of certain foreign subsidiaries, which totaled $13 million as of December 31, 2018, are intended to be permanently reinvested outside the United States. The expected incremental tax expense on these earnings relates to potential unrecoverable foreign withholding taxes if the earnings are distributed. As of December 31, 2018, this potential future cost is estimated to be immaterial.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2018 and 2017. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2018	2017
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$725	$620
Deferred compensation	329	345
Investment related	145	245
Postretirement benefits	44	34
Other	57	66
Gross deferred income tax assets	1,300	1,310
Less: valuation allowance	20	17
Total deferred income tax assets	1,280	1,293

Deferred income tax liabilities
Deferred acquisition costs	437	446
Intangible assets	104	93
Depreciation expense	101	93
Goodwill	60	52
Deferred sales inducement costs	53	62
Net unrealized gains on Available-for-Sale securities	30	162
Other	6	7
Gross deferred income tax liabilities	791	915
Net deferred income tax assets	$489	$378

Included in the Company’s deferred income tax assets are tax benefits primarily related to state net operating losses of $20 million, net of federal benefit, which will expire beginning December 31, 2019. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses and state deferred tax assets; therefore, a valuation allowance of $20 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2018	2017	2016
	(in millions)
Balance at January 1	$76	$115	$161
Additions based on tax positions related to the current year	22	16	15
Additions for tax positions of prior years	9	3	33
Reductions for tax positions of prior years	(3)	(57)	(87)
Audit settlements	(12)	(1)	(7)
Balance at December 31	$92	$76	$115

If recognized, approximately $70 million, $58 million and $46 million, net of federal tax benefits, of unrecognized tax benefits as of

December 31, 2018, 2017, and 2016, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $30 million to $40 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $2 million, nil, and a net decrease of $43 million in interest and penalties for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017, the Company had a payable of $10 million and $8 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the first quarter of 2018, the Company received cash settlements for final resolution of the 2008 through 2010 IRS audits. In the third quarter of 2018, the Company reached an agreement with IRS appeals to resolve the 2012 and 2013 audits. Accordingly, the Company’s IRS audits are effectively settled through 2013. The IRS is currently auditing the Company’s U.S. income tax returns for 2014 and 2015. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017. In the United Kingdom (“UK”), Her Majesty’s Revenue and Customs is performing a business risk review of the company’s UK subsidiaries for the 2016 tax year.
23. Retirement Plans and Profit Sharing Arrangements
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
The Company also sponsors unfunded defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. On December 31, 2016, the access to retiree health care coverage was closed to all active employees who had previously met the qualification requirements. Instead, only existing retirees, as of January 1, 2017, qualifying for the plan and electing coverage will be provided a fixed amount to subsidize health care insurance purchased through other providers. Net periodic postretirement benefit costs were not material for the years ended December 31, 2018, 2017 and 2016.
Most employees outside the U.S. are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.

All components of the net periodic benefit cost are recorded in general and administrative expense and were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Service cost	$48	$47	$44
Interest cost	30	28	29
Expected return on plan assets	(48)	(45)	(41)
Amortization of prior service costs	—	(1)	(1)
Amortization of net loss	11	10	6
Other	5	3	4
Net periodic benefit cost	$46	$42	$41

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.
The following table provides a reconciliation of changes in the benefit obligation:

	Pension Plans		Other Postretirement Plans
	2018	2017	2018	2017
	(in millions)
Benefit obligation, January 1	$995	$899	$15	$15
Service cost	48	47	—	—
Interest cost	30	28	1	—
Benefits paid	(9)	(12)	(1)	(1)
Actuarial (gain) loss	(59)	39	(1)	1
Settlements	(29)	(21)	—	—
Foreign currency rate changes	(9)	15	—	—
Benefit obligation, December 31	$967	$995	$14	$15

The actuarial gain for pension plans for 2018 was primarily due to an increase in the discount rate assumption as of December 31, 2018 compared to the prior year-end, partially offset by demographic experience during the Retirement Plan year.
The actuarial loss for pension plans for 2017 was primarily due to demographic experience during the Retirement Plan year and a decrease in the discount rate assumption as of December 31, 2017 compared to the prior year-end.
The following table provides a reconciliation of changes in the fair value of assets:

	Pension Plans
	2018	2017
	(in millions)
Fair value of plan assets, January 1	$748	$628
Actual return on plan assets	(59)	107
Employer contributions	86	32
Benefits paid	(9)	(12)
Settlements	(29)	(21)
Foreign currency rate changes	(9)	14
Fair value of plan assets, December 31	$728	$748

The Company complies with the minimum funding requirements in all countries. The following table provides the amounts recognized in the Consolidated Balance Sheets as of December 31, which equal the funded status of the plans:

	Pension Plans		Other Postretirement Plans
	2018	2017	2018	2017
	(in millions)
Benefit liability	$(256)	$(253)	$(14)	$(15)
Benefit asset	17	6	—	—
Net amount recognized	$(239)	$(247)	$(14)	$(15)

The accumulated benefit obligation for all pension plans as of December 31, 2018 and 2017 was $905 million and $916 million, respectively. The following table provides information for pension plans with benefit obligations in excess of plan assets:

	December 31,
	2018	2017
	(in millions)
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$762	$759
Fair value of plan assets	559	562
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$815	$816
Fair value of plan assets	559	562

The weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Other Postretirement Plans
	2018	2017	2018	2017
Discount rates	4.01%	3.32%	4.11%	3.41%
Rates of increase in compensation levels	4.25	4.29	N/A	N/A
Interest crediting rates for cash balance plans	5.00	5.00	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost of pension plans were as follows:

	2018	2017	2016
Discount rates	3.30%	3.64%	3.67%
Rates of increase in compensation levels	4.29	4.39	4.43
Expected long-term rates of return on assets	7.11	7.13	6.98
Interest crediting rates for cash balance plans	5.00	5.00	5.00

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
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 83% equity securities and 17% debt securities and additional voluntary contribution assets outside the U.S. which are allocated at the discretion of the individual and will be converted at retirement into the defined benefit pension plan. Actual allocations will generally be within 5% of these targets. As of December 31, 2018, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company’s pension plan assets measured at fair value on a recurring basis:

Asset Category	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$90	$—	$—	$90
U.S. small cap stocks	70	—	—	70
Non-U.S. large cap stocks	25	—	—	25
Non-U.S. small cap stocks	22	—	—	22
Debt securities:
U.S. investment grade bonds	39	23	—	62
U.S. high yield bonds	5	—	—	5
Non-U.S. investment grade bonds	15	—	—	15
Cash equivalents at NAV				36	(1)
Collective investment funds at NAV				188	(1)
Real estate investment trusts at NAV				19	(1)
Hedge funds at NAV				27	(1)
Pooled pension funds at NAV				169	(1)
Total	$266	$23	$—	$728

Asset Category	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities: (2)
U.S. large cap stocks	$98	$—	$—	$98
U.S. small cap stocks	80	—	—	80
Non-U.S. large cap stocks	28	—	—	28
Non-U.S. small cap stocks	28	—	—	28
Emerging markets	25	—	—	25
Debt securities: (2)
U.S. investment grade bonds	27	11	—	38
U.S. high yield bonds	5	—	—	5
Non-U.S. investment grade bonds	16	—	—	16
Cash equivalents at NAV (2)				18	(1)
Collective investment funds at NAV (2)				181	(1)
Real estate investment trusts at NAV				18	(1)
Hedge funds at NAV				27	(1)
Pooled pension funds at NAV (2)				186	(1)
Total	$307	$11	$—	$748

(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of cash equivalents, collective investment funds and pooled pension funds as of December 31, 2017 were previously reported in Level 2 in error. As the fair value of these investments is measured at NAV as a practical expedient, they have been removed from the fair value classification in the fair value hierarchy. In addition, the fair value of certain equity securities was reclassified from Level 2 to Level 1 as the fair value is based on quoted prices in active markets. The amount of equity securities reclassified to correct this error was $13 million as of December 31, 2017.
Equity securities are managed to track the performance of common market indices for both U.S. and non-U.S. securities, primarily across large cap, small cap and emerging market asset classes. Debt securities are managed to track the performance of common market indices for both U.S. and non-U.S. investment grade bonds as well as a pool of U.S. high yield bonds. Collective investment funds include equity and debt securities. Real estate funds are managed to track the performance of a broad population of investment grade non-agricultural income producing properties. The Company’s investments in hedge funds include investments in a multi-strategy fund and an off-shore fund managed to track the performance of broad fund of fund indices. Pooled pension funds are managed to track a specific benchmark based on the investment objectives of the fund. Cash equivalents consist of holdings in a money market fund that seeks to equal the return of the three month U.S. Treasury bill.
The fair value of equity securities using quoted prices in active markets is classified as Level 1. Level 1 debt securities include U.S. Treasuries and actively traded mutual funds. Level 2 debt securities include mortgage and asset backed securities, agency securities and corporate debt securities. The fair value of the Level 2 securities is determined based on a market approach using observable inputs.
The amounts recognized in AOCI, net of tax, as of December 31, 2018 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $122 million, an unrecognized prior service credit of nil, and a currency exchange rate adjustment loss of $2 million related to the Company’s pension plans. The Company’s other postretirement plans included an unrecognized actuarial gain of $3 million and an unrecognized prior service credit of $1 million. See Note 19 for a rollforward of AOCI related to the Company’s defined benefit plans.
The Company’s pension plans expect to make benefit payments to retirees as follows:

	Pension Plans	Other Postretirement Plans
	(in millions)
2019	$82	$1
2020	74	1
2021	62	1
2022	65	1
2023	69	1
2024-2028	374	5

The Company expects to contribute $14 million and $1 million to its pension plans and other postretirement plans, respectively, in 2019.
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
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $56 million, $49 million and $48 million in 2018, 2017 and 2016, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $6 million, $5 million and $6 million in 2018, 2017 and 2016, respectively.
24. Commitments, Guarantees and Contingencies
Commitments
The Company is committed to pay aggregate minimum rentals under noncancelable operating leases for office facilities in future years as of December 31, 2018 as follows:

(in millions)
2019	$61
2020	53
2021	40
2022	33
2023	26
Thereafter	65
Total (1)	$278

(1) Minimum payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases.

For the years ended December 31, 2018, 2017 and 2016, operating lease expense was $83 million, $84 million and $59 million, respectively.
The following table presents the Company’s funding commitments as of December 31:

	2018	2017
	(in millions)
Commercial mortgage loans	$57	$31
Consumer lines of credit	1	2
Affordable housing and other real estate partnerships	59	123
Total funding commitments	$117	$156

Guarantees
The Company’s life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2018, these guarantees range from 1% to 5%.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of December 31, 2018 and 2017, the estimated liability was $12 million and $14 million, respectively, and the related premium tax asset was $11 million and $12 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
25. Related Party Transactions
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
26.  Segment Information
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
The Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through the Company’s advisors. These services are centered on long-term, personal relationships between the Company’s advisors and its clients and focus on helping clients achieve their financial goals. The Company’s advisors provide a distinctive approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs. A significant portion of revenues in this segment is fee-based, driven by the level of client assets, which is impacted by both market movements and net asset flows. The Company also earns net investment income on invested assets primarily from certificate products. This segment earns revenues (distribution fees) for distributing non-affiliated products and intersegment revenues (distribution fees) for distributing the Company’s affiliated products and services provided to its retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.
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
The Annuities segment provides variable and fixed annuity products of RiverSource Life companies to individual clients. The Company provides variable annuity products through its advisors and its fixed annuity products are distributed through both affiliated and unaffiliated advisors and financial institutions. Revenues for the Company’s variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for the Company’s fixed deferred annuity products are primarily earned as net investment income on the RiverSource Life companies’ general account assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The Company also earns net investment income on general account assets supporting reserves for immediate annuities with a non-life contingent feature and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Revenues for the Company’s immediate annuities with a life contingent feature are earned as premium revenue. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds (“VIT Funds”) under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.
The Protection segment offers a variety of products to address the protection and risk management needs of the Company’s retail clients including life, DI and property casualty insurance. Life and DI products are primarily provided through the Company’s advisors. The Company’s property casualty products are sold through affinity relationships. The Company issues insurance policies through its life insurance subsidiaries and the Property Casualty companies. The primary sources of revenues for this segment are premiums, fees, and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of the RiverSource Life companies’ separate account assets supporting VUL investment options. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.
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

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2018	2017
	(in millions)
Advice & Wealth Management	$14,480	$13,270
Asset Management	7,558	8,401
Annuities	88,771	98,276
Protection	17,126	18,039
Corporate & Other	9,281	9,494
Total assets	$137,216	$147,480

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$6,189	$5,616	$5,144
Asset Management	3,011	3,072	2,960
Annuities	2,476	2,499	2,463
Protection	2,206	2,044	2,241
Corporate & Other	226	173	237
Less: Eliminations (1)	1,414	1,411	1,406
Total segment adjusted operating net revenues	12,694	11,993	11,639
Net realized gains (losses)	10	46	6
Revenue attributable to consolidated investment entities	127	94	128
Market impact on IUL benefits, net	(7)	1	24
Market impact of hedges on investments	11	(2)	3
Total net revenues per consolidated statements of operations	$12,835	$12,132	$11,800
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2018, 2017 and 2016 in each segment as follows: Advice and Wealth Management ($952, $953 and $982, respectively); Asset Management ($50, $47 and $44, respectively); Annuities ($356, $351 and $333, respectively); Protection ($61, $62 and $46, respectively); and Corporate & Other ($(5), $(2) and $1, respectively).

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$1,389	$1,163	$910
Asset Management	728	740	621
Annuities	465	710	329
Protection	243	216	263
Corporate & Other	(294)	(426)	(359)
Total segment adjusted operating earnings	2,531	2,403	1,764
Net realized gains (losses)	9	44	6
Net income (loss) attributable to consolidated investment entities	(1)	2	(2)
Market impact on variable annuity guaranteed benefits, net	(31)	(232)	(216)
Market impact on IUL benefits, net	(17)	4	36
Market impact on fixed annuity benefits	1	—	—
Market impact of hedges on investments	11	(2)	3
Integration and restructuring charges	(19)	(5)	—
Pretax income per consolidated statements of operations	$2,484	$2,214	$1,591

27. Quarterly Financial Data (Unaudited)

	2018				2017
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
	(in millions, except per share data)
Net revenues	$3,179	$3,292	$3,196	$3,168	$3,180	$3,014	$3,012	$2,926
Pretax income	652	588	548	696	595	633	511	475
Net income	539	503	462	594	177	507	393	403

Earnings per share:
Basic	$3.81	$3.48	$3.14	$3.97	$1.17	$3.31	$2.53	$2.56
Diluted	$3.76	$3.43	$3.10	$3.91	$1.15	$3.26	$2.50	$2.52

Weighted average common shares outstanding:
Basic	141.5	144.4	147.0	149.5	151.0	153.0	155.1	157.5
Diluted	143.2	146.5	149.0	152.1	153.8	155.4	157.5	160.1

Cash dividends declared per common share	$0.90	$0.90	$0.90	$0.83	$0.83	$0.83	$0.83	$0.75

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2018.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.
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
*James M. Cracchiolo-Chairman and Chief Executive Officer, Ameriprise Financial
Mr. Cracchiolo (60) has been our Chairman and Chief Executive Officer since September 2005 when the Company completed its spinoff from American Express. Prior to his current role, Mr. Cracchiolo held a number of senior-level positions at American Express, including group president of American Express Global Financial Services (2000 - 2005); CEO and president of American Express Financial Corporation (AEFC) (2000 - 2005) and chairman of AEFC (2001 - 2005); chairman of American Express Bank Ltd. (2000 - 2005); president and CEO of Travel Related Services International (TRS) (1998 - 2003); president of Global Network Services (1997 -1998); senior vice president of TRS Quality, Global Reengineering (1993 - 1997); and executive vice president and chief financial officer of Shearson Lehman Brothers (then a unit of American Express) (1990 -1993). In addition, he is an advisor to the March of Dimes and previously served on the boards of the American Council of Life Insurers and The Financial Services Roundtable and on the board of advisors to the March of Dimes.
*Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (76) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.

Scott E. Couto-Head of North America
Mr. Couto (49) has been our Head of North America for Columbia Threadneedle Investments since February 2018. He was previously President of Fidelity Institutional Asset Management and held executive positions across distribution, product and marketing at Fidelity Investments. Mr. Couto joined Fidelity in 2009 from Evergreen Investments. Prior to that, he was with Liberty Funds, a predecessor fund family of Columbia. Mr. Couto received a degree in finance and investments from Babson College and holds the Chartered Financial Analyst® designation.
Kelli A. Hunter Petruzillo-Executive Vice President of Human Resources
Ms. Hunter Petruzillo (57) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter Petruzillo served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter Petruzillo was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
*Karen Wilson Thissen-Executive Vice President and General Counsel
Ms. Wilson Thissen (52) has been our Executive Vice President and General Counsel since January 2017. Prior to that, Ms. Wilson Thissen served as our Executive Vice President and Deputy General Counsel since January 2014 and in other positions within the Company since November 2004. Before joining the Company, Ms. Wilson Thissen was a partner at the law firm Faegre & Benson LLP (now Faegre Baker Daniels LLP).
*Randy Kupper-Executive Vice President and Chief Information Officer
Mr. Kupper (60) has been our Executive Vice President and Chief Information Officer since June 2012. Prior to that, Mr. Kupper had served as Executive Vice President-Applications Development since January 2010 and as Senior Vice President-Applications Development since November 2008. Prior to joining Ameriprise in 2008, he served as a Senior Vice President-Technology of U.S. Consumer and Small Business Services at American Express, where he spent approximately ten years holding leadership positions in the technologies organization.
Neal Maglaque-President-Advice & Wealth Management, Business Development and Chief Operating Officer
Mr. Maglaque (62) has been our President-Advice & Wealth Management, Business Development and Chief Operating Officer since June 2012. Prior to that time, Mr. Maglaque served as Executive Vice President and Advice & Wealth Management Chief Operating Officer since 2009, Senior Vice President-USAG Business Planning and Operations since 2006 and as Senior Vice President-Lead Financial Officer Enterprise Finance since 2005. Prior thereto, Mr. Maglaque held several leadership positions at American Express.
Deirdre D. McGraw-Executive Vice President-Marketing, Corporate Communications and Community Relations
Ms. McGraw (48) has been our Executive Vice President-Marketing, Corporate Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.
*Colin Moore-Executive Vice President and Global Chief Investment Officer
Mr. Moore (60) has been our Executive Vice President and Global Chief Investment Officer since June 2013. Mr. Moore also continues to serve as Chief Investment Officer-Columbia Management, a position he has held since 2010. Prior thereto, he was head of fixed income and liquidity strategies from 2009 to 2010. Mr. Moore joined Columbia Management in 2002 as head of equity and has been a member of the investment community since 1983.
Patrick H. O’Connell-Executive Vice President, Ameriprise Advisor Group
Patrick H. O'Connell (49) has been our Executive Vice President of the Ameriprise Advisor Group since February 2013. Prior to that, he was Senior Vice President for the employee advisor business in the eastern half of the United States and in other senior leadership positions within the company before that. Mr. O'Connell earned his M.B.A. and B.S. from Widener University.
Michelle Scrimgeour-Chief Executive Officer, EMEA
Ms. Scrimgeour (55) has been our Chief Executive Officer, EMEA since April 2017. She was previously Chief Risk Officer at M&G Investments and a Director of M&G Group Limited. She joined M&G in 2012 from BlackRock (previously Merrill Lynch Investment Managers and Mercury Asset Management), where Ms. Scrimgeour held several roles across the business and across asset classes, including Chief Operating Officer for International Fixed Income; Global Head of Fixed Income Product; Head of Alternative Investments and senior roles in the Quantitative Equity and Transition Management businesses. Ms. Scrimgeour holds a BA (Hons) in French from the University of Sheffield. On February 25, 2019, we announced that Ms. Scrimgeour will be leaving the firm in the coming months. William F. (“Ted”) Truscott, CEO-Global Asset Management, will work closely with her and our regional leadership team during the transition.

*Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (57) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice and Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is currently on the board of directors of the Securities Industry and Financial Markets Association.
*David K. Stewart-Senior Vice President and Controller (Principal Accounting Officer)
Mr. Stewart (65) has been our Senior Vice President and Controller since September 2005. Prior to that, Mr. Stewart served as Vice President and Controller of AEFC and its subsidiaries since June 2002, when he joined American Express. Prior thereto, Mr. Stewart held various management and officer positions in accounting, financial reporting and treasury operations at Lutheran Brotherhood, now known as Thrivent Financial for Lutherans, where he was Vice President-Treasurer from 1997 until 2001.
*William F. Truscott-CEO-Global Asset Management
Mr. Truscott (58) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.
Bill Williams-Executive Vice President, Ameriprise Franchise Group
Bill Williams (51) has been our Executive Vice President, Ameriprise Franchise Group since February 2013. Mr. Williams joined Ameriprise in 1989 as an advisor. Mr. Williams has held a number of management roles within Ameriprise before assuming his current position. Williams is a graduate of Bentley University with a BA in Finance.
*John R. Woerner-President-Insurance & Annuities and Chief Strategy Officer
Mr. Woerner (49) has been our President - Insurance and Annuities and Chief Strategy Officer since September 2012. Prior to that time, he served as President - Insurance and Chief Strategy Officer since February 2008 and, as Senior Vice President - Strategy and Business Development since September 2005. Prior to that, Mr. Woerner served as Senior Vice President - Strategic Planning and Business Development of AEFC since March 2005. Prior to joining AEFC, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey’s U.S. Asset Management Practice.
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
Item 11. Executive Compensation
The following portions of the Proxy Statement are incorporated herein by reference:

•	information under the caption “Corporate Governance-Compensation and Benefits Committee-Compensation Committee Interlocks and Insider Participation”;

•	information included under the caption “Compensation of Executive Officers”; and

•	information included under the caption “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan category	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares
Equity compensation plans approved by security holders	8,034,670	(1)	$115.79	11,977,882
Equity compensation plans not approved by security holders	2,872,278	(2)	$47.50	6,807,639	(3)
Total	10,906,948		$115.73	18,785,521

(1)
Includes 1,913,440 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.

(2)
Includes 2,867,203 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company’s equity compensation plans see Note 18 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

(3)
Consists of 3,258,635 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 1,685,994 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 1,863,009 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

Descriptions of our equity compensation plans can be found in Note 18 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information concerning the market for our common shares and our shareholders can be found in Part II, Item 5 of this Annual Report on Form 10-K. The information included under the caption “Ownership of Our Common Shares” in the Proxy Statement is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Items to be Voted on by Shareholders-Item 3-Ratification of the Audit Committee’s Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2019, “-Independent Registered Public Accounting Firm Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” in the Proxy Statement is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The information required herein has been provided in Item 8, which is incorporated herein by reference.
2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(b): Schedule I-Condensed Financial Information of Registrant (Parent Company Only)
	Condensed Statements of Operations – Years Ended December 31, 2018, 2017 and 2016	182
	Condensed Balance Sheets - December 31, 2018 and 2017	183
	Condensed Statements of Cash Flows – Years Ended December 31, 2018, 2017 and 2016	184
	Notes to Condensed Financial Information of Registrant	185
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

10.4
Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective October 3, 2017 (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 23, 2018).

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

10.7	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.9	Ameriprise Financial Form of Agreement — Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.10	Ameriprise Financial Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 23, 2017).
10.11*	Ameriprise Financial Performance Cash Unit Plan Supplement to the Long Term Incentive Award Program Guide
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

10.21*	Ameriprise Financial 2008 Employment Incentive Equity Award Plan, as amended and restated effective November 20, 2018.
10.22
Ameriprise Advisor Group Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).

10.23
Ameriprise Financial Annual Incentive Award Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2018).

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

13*
Portions of the Ameriprise Financial, Inc. 2018 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

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
101
The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Balance Sheets at December 31, 2018 and 2017; (iv) Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule I - Condensed Financial Information of Registrant (Parent Only).

* Filed electronically herewithin.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERIPRISE FINANCIAL, INC.
Registrant

Date:	February 26, 2019	By	/s/ Walter S. Berman
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

Date:	February 26, 2019	By	/s/ James M. Cracchiolo
James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)

Date:	February 26, 2019	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 26, 2019	By	/s/ David K. Stewart
David K. Stewart Senior Vice President and Controller (Principal Accounting Officer)

Date:	February 26, 2019	By	/s/ Amy DiGeso
Amy DiGeso Director

Date:	February 26, 2019	By	/s/ Lon R. Greenberg
Lon R. Greenberg Director

Date:	February 26, 2019	By	/s/ W. Edward Walter
W. Edward Walter Director

Date:	February 26, 2019	By	/s/ Jeffrey Noddle
Jeffrey Noddle Director

Date:	February 26, 2019	By	/s/ Robert F. Sharpe, Jr.
Robert F. Sharpe, Jr. Director

Date:	February 26, 2019	By	/s/ Christopher J. Williams
Christopher J. Williams Director

Schedule I - Condensed Financial Information of Registrant
(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2018	2017 (1)	2016 (1)
	(in millions)
Revenues
Management and financial advice fees	$(1)	$(1)	$(1)
Net investment income	34	11	14
Other revenues	4	8	5
Total revenues	37	18	18
Banking and deposit interest expense	7	5	1
Total net revenues	30	13	17

Expenses
Benefits, claims, losses and settlement expenses	4	76	41
Distribution expenses	4	18	—
Interest and debt expense	120	116	113
General and administrative expense	210	246	189
Total expenses	338	456	343
Pretax loss before equity in earnings of subsidiaries	(308)	(443)	(326)
Income tax benefit	(73)	(47)	(146)
Loss before equity in earnings of subsidiaries	(235)	(396)	(180)
Equity in earnings of subsidiaries	2,333	1,876	1,493
Net income	2,098	1,480	1,313
Other comprehensive income (loss), net of tax	(519)	29	(59)
Total comprehensive income	$1,579	$1,509	$1,254

(1) Certain prior period amounts have been restated. See Note 1 in the Consolidated Financial Statements for more information.
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheets (Parent Company Only)
	December 31,
	2018	2017 (1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$476	$494
Investments	467	341
Loans to subsidiaries	372	227
Due from subsidiaries	288	382
Receivables	5	5
Land, buildings, equipment, and software, net of accumulated depreciation of $1,168 and $1,111, respectively	237	236
Investments in subsidiaries	7,231	8,066
Other assets	1,209	1,150
Total assets	$10,285	$10,901

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$636	$640
Due to subsidiaries	146	74
Borrowings from subsidiaries	346	363
Long-term debt	2,867	2,891
Other liabilities	702	938
Total liabilities	4,697	4,906

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 328,537,214 and 327,506,935, respectively)	3	3
Additional paid-in capital	8,260	8,085
Retained earnings	12,909	11,326
Treasury shares, at cost (192,206,467 and 180,872,271 shares, respectively)	(15,293)	(13,648)
Accumulated other comprehensive income, net of tax, including amounts applicable to equity investments in subsidiaries	(291)	229
Total shareholders’ equity	5,588	5,995
Total liabilities and equity	$10,285	$10,901

(1) Certain prior period amounts have been restated. See Note 1 in the Consolidated Financial Statements for more information.
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2018	2017 (1)	2016 (1)
	(in millions)
Cash Flows from Operating Activities
Net income	$2,098	$1,480	$1,313
Equity in earnings of subsidiaries	(2,333)	(1,876)	(1,493)
Dividends received from subsidiaries	2,093	1,589	1,465
Other operating activities, primarily with subsidiaries	57	712	529
Net cash provided by operating activities	1,915	1,905	1,814

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	—	55
Maturities, sinking fund payments and calls	94	44	277
Purchases	(222)	(77)	(129)
Proceeds from sale of other investments	—	3	—
Purchase of land, buildings, equipment and software	(62)	(69)	(49)
Contributions to subsidiaries	(73)	(79)	(197)
Return of capital from subsidiaries	454	47	187
Repayment of loans to subsidiaries	1,623	1,277	1,910
Issuance of loans to subsidiaries	(1,768)	(1,337)	(1,910)
Other, net	2	(91)	59
Net cash provided by investing activities	48	(282)	203

Cash Flows from Financing Activities
Dividends paid to shareholders	(506)	(491)	(479)
Repurchase of common shares	(1,630)	(1,485)	(1,707)
Cash paid for purchased options with deferred premiums	(20)	(19)	(22)
Issuance of long-term debt, net of issuance costs	—	—	496
Repayments of long-term debt	(13)	(11)	(257)
Borrowings from subsidiaries	472	124	—
Repayments of borrowings from subsidiaries	(273)	(15)	—
Exercise of stock options	2	15	9
Other, net	(13)	(1)	36
Net cash used in financing activities	(1,981)	(1,883)	(1,924)
Net increase (decrease) in cash and cash equivalents	(18)	(260)	93
Cash and cash equivalents at beginning of year	494	754	661
Cash and cash equivalents at end of year	$476	$494	$754
Supplemental Disclosures:
Interest paid on debt	$126	$128	$121
Income taxes paid (received), net	(27)	(368)	(112)
Non-cash dividends from subsidiaries	195	109	11

(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant (Parent Company Only)
1. Basis of Presentation
The accompanying Condensed Financial Statements include the accounts of Ameriprise Financial, Inc. (the “Registrant,” “Ameriprise Financial” or “Parent Company”) and, on an equity basis, its subsidiaries and affiliates. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year’s presentation. On January 1, 2018, the Company retrospectively adopted the new accounting standard for revenue recognition. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes of Ameriprise Financial. Parent Company revenues and expenses, other than compensation and benefits and debt and interest expense, are primarily related to intercompany transactions with subsidiaries and affiliates.
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
In 2018, the Parent Company corrected a prior period error in the Condensed Statements of Cash Flows for the year ended December 31, 2017, which related to the classification of loan proceeds from a subsidiary and the subsequent forgiveness of the loan. The correction was a $109 million decrease to Dividends received from subsidiaries and a $109 million increase in Borrowings from subsidiaries. The forgiveness of the loan is reflected in Non-cash dividends from subsidiaries in the Supplemental Disclosures to the Condensed Statements of Cash Flows. The impact of the correction was not material to the prior period financial statement.
The changes to the Condensed Statements of Cash Flows for the year ended December 31, 2016 reflect the impact of the retrospective adoption of the revenue recognition standard as of January 1, 2018.
2. Investments
In December 2018, the Parent Company invested in the residual tranche of an asset backed security structure issued by Ameriprise Advisor Financing, LLC, a subsidiary of the Parent Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFSI, a subsidiary of the Parent Company. As of December 31, 2018, the fair value of the residual tranche was $90 million and is reported in Investments on the Parent Company’s Condensed Balance Sheets.
3. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.

•	As of both December 31, 2018 and 2017, the debt of Ameriprise Financial included $50 million of repurchase agreements, which are accounted for as secured borrowings.

•
As of both December 31, 2018 and 2017, Ameriprise Financial had $150 million of borrowings from the Federal Home Loan Bank of Des Moines, which is collateralized with commercial mortgage backed securities.

4. Borrowings from Subsidiaries
The Parent Company has intercompany lending arrangements with its subsidiaries. At the end of each business day, taking into consideration all legal and regulatory requirements associated with its subsidiaries, Ameriprise Financial is entitled to draw on all funds in specified bank accounts. Repayment of all or a portion of the funds is due on demand. The Parent Company also has revolving credit agreements with its subsidiaries as the borrower aggregating $1.2 billion and $1.0 billion as of December 31, 2018 and 2017, respectively, of which nil was outstanding as of both December 31, 2018 and 2017.
5. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of IDS Property Casualty Insurance Company and certain other subsidiaries.
All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company.
The Parent Company has committed revolving credit agreements with its subsidiaries as the lender aggregating $363 million as of December 31, 2018.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2018, 2017 and 2016, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

The Parent Company and IDS Property Casualty Insurance Company (“IDS Property Casualty”) entered into a Capital Support Agreement on September 30, 2015, pursuant to which the Parent Company agrees to commit such capital to IDS Property Casualty as is necessary to maintain IDS Property Casualty’s current financial strength ratings by AM Best. The maximum capital amount is $150 million. Effective February 1, 2018, this agreement was amended to revise the expiration date to be April 1, 2019. For the year ended December 31, 2018, IDS Property Casualty did not draw upon the Capital Support Agreement.
Ameriprise Financial Services Inc. (“AFSI”) entered into a FINRA approved subordinated loan agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. For the year ended December 31, 2018, AFSI had not made a demand of the principal amount.
Ameriprise Enterprise Investment Services, Inc. (“AEIS”) entered into a FINRA approved subordinated loan agreement with the Parent Company on January 25, 2017 for regulatory net capital purposes. Under this agreement, AEIS borrowed $60 million from the Parent Company with an initial term of five years to repaid no later than January 22, 2022. Both companies have the option to renew the agreement in one year increments in perpetuity.