Form 10-Q
period 2019-03-31
AMERIPRISE FINANCIAL INC
filed 2019-05-01
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2019
Common Stock (par value $.01 per share)	133,904,298 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,627	$1,669
Distribution fees	480	468
Net investment income	397	396
Premiums	371	343
Other revenues	278	308
Total revenues	3,153	3,184
Banking and deposit interest expense	35	16
Total net revenues	3,118	3,168
Expenses
Distribution expenses	900	905
Interest credited to fixed accounts	204	141
Benefits, claims, losses and settlement expenses	670	494
Amortization of deferred acquisition costs	16	92
Interest and debt expense	53	51
General and administrative expense	805	789
Total expenses	2,648	2,472
Pretax income	470	696
Income tax provision	75	102
Net income	$395	$594

Earnings per share
Basic	$2.85	$3.97
Diluted	$2.82	$3.91

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(12)	$—
Portion of loss recognized in other comprehensive income (before taxes)	7	—
Net impairment losses recognized in net investment income	$(5)	$—
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income	$395	$594
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5	29
Net unrealized gains (losses) on securities	322	(262)
Net unrealized gains (losses) on derivatives	(1)	—
Total other comprehensive income (loss), net of tax	326	(233)
Total comprehensive income	$721	$361
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$3,259	$2,931
Cash of consolidated investment entities (“CIEs”)	88	166
Investments	33,463	35,825
Investments of consolidated investment entities, at fair value	1,740	1,706
Separate account assets	83,571	77,925
Receivables	7,434	6,173
Receivables of consolidated investment entities, at fair value	28	12
Deferred acquisition costs	2,757	2,776
Restricted and segregated cash, cash equivalents and investments	2,564	2,910
Other assets	7,472	6,792
Assets held for sale	2,027	—
Total assets	$144,403	$137,216

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,463	$30,124
Separate account liabilities	83,571	77,925
Customer deposits	11,520	11,545
Short-term borrowings	201	201
Long-term debt	3,394	2,867
Debt of consolidated investment entities, at fair value	1,731	1,743
Accounts payable and accrued expenses	1,596	1,862
Other liabilities	5,808	5,239
Other liabilities of consolidated investment entities, at fair value	105	122
Liabilities held for sale	1,171	—
Total liabilities	138,560	131,628
Equity:
Ameriprise Financial, Inc.:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 328,900,292 and 328,537,214 respectively)	3	3
Additional paid-in capital	8,270	8,260
Retained earnings	13,172	12,909
Treasury shares, at cost (194,716,785 and 192,206,467 shares, respectively)	(15,637)	(15,293)
Accumulated other comprehensive income (loss), net of tax	35	(291)
Total equity	5,843	5,588
Total liabilities and equity	$144,403	$137,216
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at January 1, 2018	146,634,664	$3	$8,085	$11,326	$(13,648)	$229	$5,995
Cumulative effect of adoption of equity securities guidance	—	—	—	1	—	(1)	—
Comprehensive income:
Net income	—	—	—	594	—	—	594
Other comprehensive loss, net of tax	—	—	—	—	—	(233)	(233)
Total comprehensive income							361
Dividends to shareholders	—	—	—	(125)	—	—	(125)
Repurchase of common shares	(3,003,729)	—	—	—	(482)	—	(482)
Share-based compensation plans	1,387,422	—	31	—	60	—	91
Balances at March 31, 2018	145,018,357	$3	$8,116	$11,796	$(14,070)	$(5)	$5,840

Balances at January 1, 2019	136,330,747	$3	$8,260	$12,909	$(15,293)	$(291)	$5,588
Cumulative effect of change in accounting policy	—	—	—	(5)	—	—	(5)
Comprehensive income:
Net income	—	—	—	395	—	—	395
Other comprehensive income, net of tax	—	—	—	—	—	326	326
Total comprehensive income							721
Dividends to shareholders	—	—	—	(127)	—	—	(127)
Repurchase of common shares	(3,199,907)	—	—	—	(399)	—	(399)
Share-based compensation plans	1,052,667	—	10	—	55	—	65
Balances at March 31, 2019	134,183,507	$3	$8,270	$13,172	$(15,637)	$35	$5,843
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018(1)
	(in millions)
Cash Flows from Operating Activities
Net income	$395	$594
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	46	56
Deferred income tax expense (benefit)	(2)	104
Share-based compensation	30	32
Net realized investment (gains) losses	(10)	(6)
Net trading (gains) losses	(4)	(3)
Loss from equity method investments	12	12
Other-than-temporary impairments and provision for loan losses	5	—
Net (gains) losses of consolidated investment entities	4	1
Changes in operating assets and liabilities:
Restricted and segregated investments	(25)	75
Deferred acquisition costs	(55)	13
Policyholder account balances, future policy benefits and claims, net	(201)	(325)
Derivatives, net of collateral	316	29
Receivables	125	(78)
Brokerage deposits	(264)	(207)
Accounts payable and accrued expenses	(177)	(373)
Other operating assets and liabilities of consolidated investment entities, net	1	3
Other, net	(24)	(115)
Net cash provided by (used in) operating activities	172	(188)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	92	361
Maturities, sinking fund payments and calls	1,986	1,195
Purchases	(2,085)	(1,456)
Proceeds from sales, maturities and repayments of mortgage loans	64	75
Funding of mortgage loans	(43)	(40)
Proceeds from sales, maturities and collections of other investments	51	224
Purchase of other investments	(93)	(272)
Purchase of investments by consolidated investment entities	(203)	(116)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	132	130
Purchase of land, buildings, equipment and software	(31)	(33)
Cash paid for written options with deferred premiums	(42)	(57)
Cash received from written options with deferred premiums	35	53
Change in reinsurance deposit, net	(345)	—
Other, net	1	3
Net cash provided by (used in) investing activities	$(481)	$67
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2019	2018(1)
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$1,618	$1,336
Maturities, withdrawals and cash surrenders	(1,377)	(1,192)
Policyholder account balances:
Deposits and other additions	585	444
Net transfers from (to) separate accounts	(1)	(28)
Surrenders and other benefits	(476)	(501)
Cash paid for purchased options with deferred premiums	(44)	(45)
Cash received from purchased options with deferred premiums	12	24
Issuance of long-term debt	497	—
Repayments of long-term debt	(3)	(3)
Dividends paid to shareholders	(124)	(122)
Repurchase of common shares	(385)	(425)
Exercise of stock options	1	2
Repayments of debt by consolidated investment entities	(12)	(52)
Other, net	—	(2)
Net cash provided by (used in) financing activities	291	(564)
Effect of exchange rate changes on cash	7	12
Net increase (decrease) in cash and cash equivalents, including amounts restricted and cash balances classified as assets held-for-sale	(11)	(673)
Less: Net change in cash balances classified as assets held for sale	111	—
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(122)	(673)
Cash and cash equivalents, including amounts restricted at beginning of period	5,883	5,144
Cash and cash equivalents, including amounts restricted at end of period	$5,761	$4,471

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$68	$44
Interest paid by consolidated investment entities	14	21
Income taxes paid, net	18	118
Leased assets obtained in exchange for operating lease liabilities	4	—
Non-cash investing activity:
Investments transferred in connection with reinsurance transaction	1,265	—

	March 31, 2019	December 31, 2018
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$3,259	$2,931
Cash of consolidated investment entities	88	166
Restricted and segregated cash, cash equivalents and investments	2,564	2,910
Less: Restricted and segregated investments	(150)	(124)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$5,761	$5,883
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (“2018 10-K”).
The Company corrected prior period errors related to the classification of certain changes in other investments in the Consolidated Statements of Cash Flows. For the three months ended March 31, 2018, cash used in operating activities was overstated by $20 million and cash provided by investing activities was overstated by $20 million. The impact of these corrections was not material to the prior period Consolidated Statement of Cash Flows.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified. See Note 15 for information on the sale of Ameriprise Auto & Home (“AAH”).
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Leases – Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard requires most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The standard was effective for interim and annual periods beginning after December 15, 2018. Entities had the option to adopt the standard using a modified retrospective approach at either the beginning of the earliest period presented or as of the date of adoption. The Company adopted the standard using a modified retrospective approach as of January 1, 2019. The Company also elected the package of practical expedients permitted under the transition guidance within the accounting standard that allows entities to carryforward their historical lease classification and to not reassess contracts for embedded leases among other things. The Company recorded a right-of-use asset of $274 million and a corresponding lease liability of $295 million substantially related to real estate leases. The amount the lease liability exceeds the right-of-use asset primarily reflects lease incentives recorded as a reduction of the right-of-use asset that were previously recorded as a liability. The adoption of the standard did not have other material impacts on the Company’s consolidated results of operations and financial condition. See Note 14 for new disclosures on leases.
Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in accumulated other comprehensive income (“AOCI”). The update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The election of the update was optional. The update was effective for fiscal years beginning after December 15, 2018. Entities could record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company adopted the standard on January 1, 2019 and elected not to reclassify the stranded tax effects in AOCI.
Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB updated the accounting standards to amend the hedge accounting recognition and presentation requirements. The objectives of the update are to better align the financial reporting of hedging relationships to the economic results of

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

an entity’s risk management activities and simplify the application of the hedge accounting guidance. The update also adds new disclosures and amends existing disclosure requirements. The standard was effective for interim and annual periods beginning after December 15, 2018, and was required to be applied on a modified retrospective basis. The Company adopted the standard on January 1, 2019. The adoption did not have a material impact on the Company’s consolidated results of operations and financial condition.
Receivables – Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB updated the accounting standards to shorten the amortization period for certain purchased callable debt securities held at a premium. Under previous guidance, premiums were generally amortized over the contractual life of the security. The amendments require the premium to be amortized to the earliest call date. The update applies to securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. The standard was effective for interim and annual periods beginning after December 15, 2018, and was required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the standard on January 1, 2019. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy of timing of transfers between levels of the fair value hierarchy, and 3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in other comprehensive income (“OCI”) for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. The Company early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The update does not have an impact on the Company’s consolidated results of operations or financial condition.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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

	Three Months Ended March 31, 2019
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$429	$—	$—	$—	$429	$—	$429
Institutional	—	104	—	—	—	104	—	104
Advisory fees	725	—	—	—	—	725	—	725
Financial planning fees	69	—	—	—	—	69	—	69
Transaction and other fees	84	46	13	2	—	145	—	145
Total management and financial advice fees	878	579	13	2	—	1,472	—	1,472

Distribution fees:
Mutual funds	171	57	—	—	—	228	—	228
Insurance and annuity	205	41	79	7	2	334	—	334
Other products	185	—	—	—	—	185	—	185
Total distribution fees	561	98	79	7	2	747	—	747

Other revenues	45	1	2	—	—	48	—	48
Total revenue from contracts with customers	1,484	678	94	9	2	2,267	—	2,267

Revenue from other sources (1)	105	11	510	253	342	1,221	3	1,224
Total segment gross revenues	1,589	689	604	262	344	3,488	3	3,491
Less: Banking and deposit interest expense	35	—	—	—	2	37	—	37
Total segment net revenues	1,554	689	604	262	342	3,451	3	3,454
Less: Intersegment revenues	219	13	88	15	(2)	333	3	336
Total net revenues	$1,335	$676	$516	$247	$344	$3,118	$—	$3,118

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$480	$—	$—	$—	$480	$—	$480
Institutional	—	111	—	—	—	111	—	111
Advisory fees	691	—	—	—	—	691	—	691
Financial planning fees	68	—	—	—	—	68	—	68
Transaction and other fees	89	48	14	1	1	153	—	153
Total management and financial advice fees	848	639	14	1	1	1,503	—	1,503

Distribution fees:
Mutual funds	190	69	—	—	—	259	—	259
Insurance and annuity	222	45	84	7	1	359	—	359
Other products	145	—	—	—	—	145	—	145
Total distribution fees	557	114	84	7	1	763	—	763

Other revenues	41	1	—	—	—	42	—	42
Total revenue from contracts with customers	1,446	754	98	8	2	2,308	—	2,308

Revenue from other sources (1)	71	24	515	245	322	1,177	61	1,238
Total segment gross revenues	1,517	778	613	253	324	3,485	61	3,546
Less: Banking and deposit interest expense	16	—	—	—	1	17	—	17
Total segment net revenues	1,501	778	613	253	323	3,468	61	3,529
Less: Intersegment revenues	240	12	90	16	(1)	357	4	361
Total net revenues	$1,261	$766	$523	$237	$324	$3,111	$57	$3,168
(1) Revenues not included in the scope of the revenue from contracts with customers standard. The amounts primarily consist of revenue associated with insurance and annuity products or financial instruments.

Prior period revenues for the Protection and Corporate segments in the table above have been restated to reflect the transfer of Ameriprise Auto & Home (“AAH”) results to the Corporate segment in the first quarter of 2019. See Note 15 for additional information on the sale of AAH.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $136 million and $138 million as of March 31, 2019 and December 31, 2018, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets, and were $110 million and $112 million as of March 31, 2019 and December 31, 2018, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $47 million and nil as of March 31, 2019 and December 31, 2018, respectively.
The Company earns revenue for providing trade execution services to franchise advisors. The trade execution performance obligation is satisfied at the time of each trade and the revenue is primarily earned based on a fixed fee per trade. These fees are invoiced and collected on a semi-monthly basis.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $656 million and $644 million as of March 31, 2019 and December 31, 2018, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $4 million and $5 million as of March 31, 2019 and December 31, 2018, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $14 million and $18 million as of March 31, 2019 and December 31, 2018, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was $7 million as of both March 31, 2019 and December 31, 2018.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $27 million and $30 million as of March 31, 2019 and December 31, 2018, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $339 million and $352 million as of March 31, 2019 and December 31, 2018, respectively. The Company had a $30 million and a $43 million liability recorded as of March 31, 2019 and December 31, 2018, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$9	$—	$9
Common stocks	1	—	—	1
Other investments	4	—	—	4
Syndicated loans	—	1,609	117	1,726
Total investments	5	1,618	117	1,740
Receivables	—	28	—	28
Total assets at fair value	$5	$1,646	$117	$1,768

Liabilities
Debt (1)	$—	$1,731	$—	$1,731
Other liabilities	—	105	—	105
Total liabilities at fair value	$—	$1,836	$—	$1,836

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$9	$—	$9
Common stocks	1	1	—	2
Other investments	4	—	—	4
Syndicated loans	—	1,465	226	1,691
Total investments	5	1,475	226	1,706
Receivables	—	12	—	12
Total assets at fair value	$5	$1,487	$226	$1,718

Liabilities
Debt (1)	$—	$1,743	$—	$1,743
Other liabilities	—	122	—	122
Total liabilities at fair value	$—	$1,865	$—	$1,865

(1)	The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.7 billion as of both March 31, 2019 and December 31, 2018.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

			Syndicated Loans
			(in millions)
Balance, January 1, 2019			$226
Purchases			22
Sales			(1)
Settlements			(7)
Transfers into Level 3			25
Transfers out of Level 3			(148)
Balance, March 31, 2019			$117
Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2019			$—

	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2018	$4		$180
Total gains (losses) included in:
Net income	4	(1)	2	(1)
Purchases	—		18
Sales	—		(1)
Settlements	—		(11)
Transfers into Level 3	4		61
Transfers out of Level 3	(1)		(49)
Balance, March 31, 2018	$11		$200
Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2018	$4	(1)	$2	(1)

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
All Level 3 measurements as of March 31, 2019 and December 31, 2018 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2019	December 31, 2018
	(in millions)
Syndicated loans
Unpaid principal balance	$1,780	$1,743
Excess unpaid principal over fair value	(54)	(52)
Fair value	$1,726	$1,691
Fair value of loans more than 90 days past due	$8	$—
Fair value of loans in nonaccrual status	8	—
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	—	—

Debt
Unpaid principal balance	$1,885	$1,951
Excess unpaid principal over fair value	(154)	(208)
Carrying value (1)	$1,731	$1,743

(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.7 billion as of both March 31, 2019 and December 31, 2018.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(4) million and $(1) million for the three months ended March 31, 2019 and 2018, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
Debt of consolidated CLOs due 2025-2030	$1,731	$1,743	4.0%	3.7%

The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 11.4%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

5.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2019	December 31, 2018
	(in millions)
Available-for-Sale securities, at fair value	$28,764	$31,058
Mortgage loans, net	2,644	2,696
Policy and certificate loans	854	861
Other investments	1,201	1,210
Total	$33,463	$35,825

Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans and held-to-maturity certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days. The carrying value of held-to-maturity certificates of deposit was $26 million and $7 million as of March 31, 2019 and December 31, 2018, respectively, which approximates fair value due to the short time between the purchase of the instrument and its expected realization.
The following is a summary of net investment income:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Investment income on fixed maturities	$353	$329
Net realized gains (losses) (1)	4	6
Affordable housing partnerships	(15)	(11)
Other	32	46
Consolidated investment entities	23	26
Total	$397	$396

(1)
Net realized gains for the three months ended March 31, 2019 included other-than-temporary impairments (“OTTI”) on investments held by AAH, which were classified as held for sale on the Consolidated Balance Sheet as of March 31, 2019. See Note 15 for additional information.

Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$12,185	$813	$(60)	$12,938	$(6)
Residential mortgage backed securities	6,291	53	(43)	6,301	—
Commercial mortgage backed securities	4,810	32	(41)	4,801	—
Asset backed securities	1,268	39	(4)	1,303	1
State and municipal obligations	1,228	201	(5)	1,424	—
U.S. government and agencies obligations	1,709	1	—	1,710	—
Foreign government bonds and obligations	280	13	(6)	287	—
Total	$27,771	$1,152	$(159)	$28,764	$(5)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,741	$555	$(230)	$14,066	$—
Residential mortgage backed securities	6,373	34	(78)	6,329	—
Commercial mortgage backed securities	4,975	18	(116)	4,877	—
Asset backed securities	1,373	36	(11)	1,398	1
State and municipal obligations	2,166	192	(13)	2,345	—
U.S. government and agencies obligations	1,745	—	—	1,745	—
Foreign government bonds and obligations	298	9	(9)	298	—
Total	$30,671	$844	$(457)	$31,058	$1

(1)
Represents the amount of OTTI losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of March 31, 2019 and December 31, 2018, investment securities with a fair value of $1.8 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $744 million and $510 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of March 31, 2019 and December 31, 2018, fixed maturity securities comprised approximately 86% and 87%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2019 and December 31, 2018, the Company’s internal analysts rated $673 million and $755 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$13,124	$13,138	46%	$13,399	$13,252	43%
AA	1,174	1,334	5	1,571	1,723	5
A	2,962	3,294	11	3,667	3,899	13
BBB	9,549	10,041	35	11,102	11,290	36
Below investment grade (1)	962	957	3	932	894	3
Total fixed maturities	$27,771	$28,764	100%	$30,671	$31,058	100%

(1)
The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $4 million and $6 million, respectively, at March 31, 2019, and $5 million and $6 million, respectively, at December 31, 2018. These securities are not rated but are included in below investment grade due to their risk characteristics.

As of March 31, 2019 and December 31, 2018, approximately 37% and 36%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	65	$568	$(12)	181	$2,438	$(48)	246	$3,006	$(60)
Residential mortgage backed securities	73	905	(4)	194	2,415	(39)	267	3,320	(43)
Commercial mortgage backed securities	33	924	(3)	118	2,001	(38)	151	2,925	(41)
Asset backed securities	18	294	(2)	36	433	(2)	54	727	(4)
State and municipal obligations	1	40	(1)	27	152	(4)	28	192	(5)
Foreign government bonds and obligations	2	3	—	22	48	(6)	24	51	(6)
Total	192	$2,734	$(22)	578	$7,487	$(137)	770	$10,221	$(159)

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	345	$5,522	$(152)	148	$1,717	$(78)	493	$7,239	$(230)
Residential mortgage backed securities	142	2,029	(18)	175	2,132	(60)	317	4,161	(78)
Commercial mortgage backed securities	104	2,062	(30)	112	1,806	(86)	216	3,868	(116)
Asset backed securities	38	491	(6)	35	396	(5)	73	887	(11)
State and municipal obligations	81	255	(4)	100	254	(9)	181	509	(13)
Foreign government bonds and obligations	17	86	(4)	14	17	(5)	31	103	(9)
Total	727	$10,445	$(214)	584	$6,322	$(243)	1,311	$16,767	$(457)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to lower interest rates as well as tighter credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for OTTI related to credit losses on Available-for-Sale securities for which a portion of the securities’ total OTTI was recognized in OCI:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Beginning balance	$2	$2
Credit losses for which an other-than-temporary impairment was previously recognized	—	—
Ending balance	$2	$2

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Gross realized investment gains	$19	$6
Gross realized investment losses	(9)	(1)
Other-than-temporary impairments	(5)	—
Total	$5	$5

Other-than-temporary impairments for the three months ended March 31, 2019 primarily related to investments held by AAH, which were classified as held for sale on the Consolidated Balance Sheet as of March 31, 2019. See Note 15 for additional information.
See Note 16 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of March 31, 2019 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$3,194	$3,197
Due after one year through five years	4,710	4,779
Due after five years through 10 years	3,294	3,400
Due after 10 years	4,204	4,983
	15,402	16,359
Residential mortgage backed securities	6,291	6,301
Commercial mortgage backed securities	4,810	4,801
Asset backed securities	1,268	1,303
Total	$27,771	$28,764

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.  Financing Receivables
The Company’s financing receivables primarily include commercial mortgage loans, syndicated loans, policy loans, certificate loans, advisor loans, margin loans and the reinsurance deposit receivable. Commercial mortgage loans, syndicated loans, policy loans and certificate loans are reflected in investments. Advisor loans, margin loans and the reinsurance deposit receivable are recorded in receivables.
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
Commercial Mortgage Loans and Syndicated Loans
The following table presents a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31,
	2019	2018
	(in millions)
Beginning balance	$24	$26
Charge-offs	(1)	—
Provisions	—	—
Ending balance	$23	$26

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	23	26

The recorded investment in financing receivables by impairment method was as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Individually evaluated for impairment	$19	$24
Collectively evaluated for impairment	3,190	3,239
Total	$3,209	$3,263

As of March 31, 2019 and December 31, 2018, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $19 million and $24 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During both the three months ended March 31, 2019 and 2018, the Company purchased $33 million of syndicated loans. During the three months ended March 31, 2019 and 2018, the Company sold $13 million and $3 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Loans to Financial Advisors
As of March 31, 2019 and December 31, 2018, principal amounts outstanding for advisor loans were $578 million and $558 million, respectively. As of both March 31, 2019 and December 31, 2018, allowance for loan losses were $25 million. The allowance for loan losses related to loans to financial advisors is not included in the table disclosures above. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with the Company was $15 million and $18 million as of March 31, 2019 and December 31, 2018, respectively. The allowance for loan losses on these loans was $12 million and $13 million as of March 31, 2019 and December 31, 2018, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $14 million and $16 million as of March 31, 2019 and December 31, 2018, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both March 31, 2019 and December 31, 2018. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
East North Central	$218	$216	8%	8%
East South Central	108	107	4	4
Middle Atlantic	186	187	7	7
Mountain	235	237	9	9
New England	57	62	2	2
Pacific	798	814	30	30
South Atlantic	712	731	27	27
West North Central	205	213	8	8
West South Central	144	148	5	5
	2,663	2,715	100%	100%
Less: allowance for loan losses	19	19
Total	$2,644	$2,696

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
Apartments	$618	$621	23%	23%
Hotel	42	43	2	1
Industrial	441	453	17	17
Mixed use	58	54	2	2
Office	421	435	15	16
Retail	879	897	33	33
Other	204	212	8	8
	2,663	2,715	100%	100%
Less: allowance for loan losses	19	19
Total	$2,644	$2,696

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2019 and December 31, 2018 was $546 million and $548 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of both March 31, 2019 and December 31, 2018 were nil.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both March 31, 2019 and December 31, 2018. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for both the three months ended March 31, 2019 and 2018. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
Reinsurance Deposit Receivable
In the first quarter of 2019, the Company reinsured approximately $1.7 billion of fixed annuity polices sold through third parties, which is approximately 20% of in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet the Company’s risk management objectives. The transaction was effective as of January 1, 2019.
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability related to insurance risk in accordance with applicable accounting standards. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits made are included in receivables. As amounts are received, consistent with the underlying fixed annuity contracts, the reinsurance deposit receivable is adjusted. The reinsurance deposit receivable is accreted using the interest method and the adjustment is reported in other revenues.
The reinsurance deposit receivable was $1.6 billion as of March 31, 2019.
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2019	2018
	(in millions)
Balance at January 1	$2,776	$2,676
Capitalization of acquisition costs	71	79
Amortization	(16)	(92)
Impact of change in net unrealized (gains) losses on securities	(59)	55
Reclassified to assets held for sale (1)	(15)	—
Balance at March 31	$2,757	$2,718

(1) See Note 15 for additional information on held for sale classification.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2019	2018
	(in millions)
Balance at January 1	$251	$276
Capitalization of sales inducement costs	—	1
Amortization	—	(11)
Impact of change in net unrealized (gains) losses on securities	(10)	9
Balance at March 31	$241	$275

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

8.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,206	$9,338
Variable annuity fixed sub-accounts	5,127	5,129
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,060	3,063
Indexed universal life (“IUL”) insurance	1,785	1,728
Other life insurance	672	683
Total policyholder account balances	19,850	19,941

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	771	875
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(45)	(19)
Other annuity liabilities	50	26
Fixed annuity life contingent liabilities	1,459	1,459
Life and disability income insurance	1,222	1,221
Long term care insurance	5,088	4,981
UL/VUL and other life insurance additional liabilities	890	749
Total future policy benefits	9,435	9,292
Policy claims and other policyholders’ funds	178	891
Total policyholder account balances, future policy benefits and claims	$29,463	$30,124

(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both March 31, 2019 and December 31, 2018 reported as a contra liability.
Separate account liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Variable annuity	$71,748	$66,913
VUL insurance	7,034	6,451
Other insurance	30	29
Threadneedle investment liabilities	4,759	4,532
Total	$83,571	$77,925

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2019				December 31, 2018
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$59,779	$57,840	$36	67	$55,810	$53,872	$417	67
Five/six-year reset	8,026	5,296	16	67	7,670	4,941	112	67
One-year ratchet	5,891	5,545	48	70	5,560	5,210	417	70
Five-year ratchet	1,388	1,331	2	66	1,307	1,251	23	66
Other	1,113	1,093	84	72	1,033	1,014	148	72
Total — GMDB	$76,197	$71,105	$186	67	$71,380	$66,288	$1,117	67

GGU death benefit	$1,058	$1,006	$119	70	$992	$940	$112	70

GMIB	$190	$175	$8	70	$180	$164	$12	69

GMWB:
GMWB	$2,084	$2,078	$2	72	$1,990	$1,984	$3	72
GMWB for life	44,025	43,936	360	68	40,966	40,876	742	68
Total — GMWB	$46,109	$46,014	$362	68	$42,956	$42,860	$745	68

GMAB	$2,571	$2,565	$2	59	$2,456	$2,450	$24	59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2019		December 31, 2018
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,496	66	$6,513	66

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	1	—	(261)	4	26
Paid claims	(1)	—	—	—	(7)
Balance at March 31, 2018	$17	$6	$202	$(76)	$508

Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	—	(1)	(104)	(26)	34
Paid claims	(2)	—	—	—	(17)
Balance at March 31, 2019	$17	$7	$771	$(45)	$676

(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2019	December 31, 2018
	(in millions)
Mutual funds:
Equity	$42,976	$39,764
Bond	22,622	21,190
Other	5,748	5,568
Total mutual funds	$71,346	$66,522

10.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
Long-term debt:
Senior notes due 2019	$300	$300	7.3%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2022	500	—	3.0	—
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	55	25
Other (1)	(11)	(8)
Total long-term debt	3,394	2,867

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	151	151	2.7	2.6
Repurchase agreements	50	50	2.7	2.6
Total short-term borrowings	201	201
Total	$3,595	$3,068
(1)  Amounts include adjustments for fair value hedges on the Company’s long-term debt and unamortized discount and debt issuance costs. See Note 13 for information on the Company’s fair value hedges.
Long-term Debt
On March 22, 2019, the Company issued $500 million of unsecured senior notes due March 22, 2022 and incurred debt issuance costs of $3 million. Interest payments are due semi-annually in arrears on March 22 and September 22, commencing on September 22, 2019.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both March 31, 2019 and December 31, 2018, the Company has pledged $52 million of agency residential mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than four months as of March 31, 2019 and less than three months as of December 31, 2018. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $803 million and $780 million as of March 31, 2019 and December 31, 2018, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2019 and December 31, 2018. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. As of both March 31, 2019 and December 31, 2018, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both March 31, 2019 and December 31, 2018.
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
Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$199	$2,656	$—	$2,855
Available-for-Sale securities:
Corporate debt securities	—	12,091	847	12,938
Residential mortgage backed securities	—	6,264	37	6,301
Commercial mortgage backed securities	—	4,801	—	4,801
Asset backed securities	—	1,297	6	1,303
State and municipal obligations	—	1,424	—	1,424
U.S. government and agency obligations	1,710	—	—	1,710
Foreign government bonds and obligations	—	287	—	287
Total Available-for-Sale securities	1,710	26,164	890	28,764
Equity securities	—	1	—	1
Equity securities at net asset value (“NAV”)				6	(1)
Trading securities	11	44	—	55
Separate account assets at NAV				83,571	(1)
Investments and cash equivalents segregated for regulatory purposes	232	—	—	232
Other assets:
Interest rate derivative contracts	3	933	—	936
Equity derivative contracts	84	1,941	—	2,025
Foreign exchange derivative contracts	5	46	—	51
Total other assets	92	2,920	—	3,012
Total assets at fair value	$2,244	$31,785	$890	$118,496

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$23	$26
IUL embedded derivatives	—	—	745	745
GMWB and GMAB embedded derivatives	—	—	180	180	(2)
Total policyholder account balances, future policy benefits and claims	—	3	948	951	(3)
Customer deposits	—	13	—	13
Other liabilities:
Interest rate derivative contracts	—	366	—	366
Equity derivative contracts	34	2,591	—	2,625
Credit derivative contracts	—	21	—	21
Foreign exchange derivative contracts	1	32	—	33
Other	10	7	31	48
Total other liabilities	45	3,017	31	3,093
Total liabilities at fair value	$45	$3,033	$979	$4,057

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$155	$2,350	$—	$2,505
Available-for-Sale securities:
Corporate debt securities	—	13,153	913	14,066
Residential mortgage backed securities	—	6,193	136	6,329
Commercial mortgage backed securities	—	4,857	20	4,877
Asset backed securities	—	1,392	6	1,398
State and municipal obligations	—	2,345	—	2,345
U.S. government and agency obligations	1,745	—	—	1,745
Foreign government bonds and obligations	—	298	—	298
Total Available-for-Sale securities	1,745	28,238	1,075	31,058
Equity securities	—	1	—	1
Equity securities at NAV				6	(1)
Trading securities	36	38	—	74
Separate account assets at NAV				77,925	(1)
Investments and cash equivalents segregated for regulatory purposes	301	—	—	301
Other assets:
Interest rate derivative contracts	—	796	—	796
Equity derivative contracts	191	1,527	—	1,718
Foreign exchange derivative contracts	5	55	—	60
Total other assets	196	2,378	—	2,574
Total assets at fair value	$2,433	$33,005	$1,075	$114,444

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$14	$17
IUL embedded derivatives	—	—	628	628
GMWB and GMAB embedded derivatives	—	—	328	328	(4)
Total policyholder account balances, future policy benefits and claims	—	3	970	973	(5)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	424	—	424
Equity derivative contracts	78	2,076	—	2,154
Credit derivative contracts	—	18	—	18
Foreign exchange derivative contracts	4	31	—	35
Other	13	6	30	49
Total other liabilities	95	2,555	30	2,680
Total liabilities at fair value	$95	$2,564	$1,000	$3,659

(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $557 million of individual contracts in a liability position and $377 million of individual contracts in an asset position as of March 31, 2019.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(536) million cumulative increase (decrease) to the embedded derivatives as of March 31, 2019.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position as of December 31, 2018.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(726) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2018.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities		Residential Mortgage Backed Securities		Commercial Mortgage Backed Securities		Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$913		$136		$20		$6	$1,075
Total gains (losses) included in:
Other comprehensive income	15		—		—		—	15
Settlements	(81)		(4)		—		—	(85)
Transfers out of Level 3	—		(95)		(20)		—	(115)
Balance, March 31, 2019	$847		$37		$—		$6	$890

Changes in unrealized gains (losses) relating to assets held at March 31, 2019	$—		$—		$—		$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970	$30
Total (gains) losses included in:
Net income	2	(1)	98	(1)	(230)	(2)	(130)	1	(3)
Issues	7		36		84		127	—
Settlements	—		(17)		(2)		(19)	—
Balance, March 31, 2019	$23		$745		$180		$948	$31

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2019	$—		$98	(1)	$(230)	(2)	$(132)	$—

			Available-for-Sale Securities
			Corporate Debt Securities		Residential Mortgage Backed Securities		Asset Backed Securities	Total
			(in millions)
Balance, January 1, 2018			$1,139		$155		$7	$1,301
Total gains (losses) included in:
Net income			(1)		—		—	(1)	(4)
Other comprehensive loss			(14)		(2)		—	(16)
Purchases			—		—		10	10
Settlements			(29)		(7)		—	(36)
Balance, March 31, 2018			$1,095		$146		$17	$1,258

Changes in unrealized gains (losses) relating to assets held at March 31, 2018			$(1)		$—		$—	$(1)	(4)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—	$601		$(49)		$552	$28
Total (gains) losses included in:
Net income	—	(25)	(1)	(356)	(2)	(381)	—
Issues	3	20		83		106	—
Settlements	—	(11)		(7)		(18)	—
Balance, March 31, 2018	$3	$585		$(329)		$259	$28

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2018	$—	$(25)	(1)	$(348)	(2)	$(373)	$—

(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(3) Included in general and administrative expense in the Consolidated Statements of Operations.
(4) Included in net investment income in the Consolidated Statements of Operations.

The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(158) million and $33 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended March 31, 2019 and 2018, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$846	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.8%	1.3%
Asset backed securities	$6	Discounted cash flow	Annual short-term default rate	2.8%
			Annual long-term default rate	2.5%
			Discount rate	11.5%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$745	Discounted cash flow	Nonperformance risk (1)	85 bps
Indexed annuity embedded derivatives	$23	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	85 bps
GMWB and GMAB embedded derivatives	$180	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	3.9%	–	15.4%
			Nonperformance risk (1)	85 bps
Contingent consideration liabilities	$31	Discounted cash flow	Discount rate	9.0%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$912	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.6%	1.5%
Asset backed securities	$6	Discounted cash flow	Annual short-term default rate	2.3%
			Annual long-term default rate	2.5%	–	3.0%	2.9%
			Discount rate	11.5%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$628	Discounted cash flow	Nonperformance risk (1)	119 bps
Indexed annuity embedded derivatives	$14	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	119 bps
GMWB and GMAB embedded derivatives	$328	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	4.0%	–	16.1%
			Nonperformance risk (1)	119 bps
Contingent consideration liabilities	$30	Discounted cash flow	Discount rate	9.0%

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Separate Account Assets
The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV is used as a practical expedient for fair value and represents the exit price for the separate account assets. Separate account assets are excluded from classification in the fair value hierarchy.
Investments and Cash Equivalents Segregated for Regulatory Purposes
Investments and cash equivalents segregated for regulatory purposes includes U.S. Treasuries that are classified as Level 1.
Other Assets
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

uncollateralized derivative assets was immaterial as of both March 31, 2019 and December 31, 2018. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its fixed index annuity and IUL products. The Company uses a discounted cash flow model to determine the fair value of the embedded derivatives associated with the provisions of its equity index annuity product. The projected cash flows generated by this model are based on significant observable inputs related to interest rates, volatilities and equity index levels and, therefore, are classified as Level 2. The fair value of fixed index annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the fixed index annuity and IUL embedded derivatives are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
Customer Deposits
The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates (“SMC”). The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as foreign currency forwards, or derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2019 and December 31, 2018. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be OTTI are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $104 million and $112 million as of March 31, 2019 and December 31, 2018, respectively, and is classified as Level 3 in the fair value hierarchy.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,644	$—	$—	$2,657	$2,657
Policy and certificate loans	854	—	—	802	802
Receivables	3,209	86	958	2,125	3,169
Restricted and segregated cash	2,332	2,332	—	—	2,332
Other investments and assets	590	—	522	61	583

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,456	$—	$—	$9,867	$9,867
Investment certificate reserves	8,126	—	—	8,099	8,099
Brokerage customer deposits	3,397	3,397	—	—	3,397
Separate account liabilities at NAV	5,098				5,098	(1)
Debt and other liabilities	3,695	105	3,617	40	3,762

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,696	$—	$—	$2,661	$2,661
Policy and certificate loans	861	—	—	810	810
Receivables	1,677	179	965	489	1,633
Restricted and segregated cash	2,609	2,609	—	—	2,609
Other investments and assets	572	—	491	60	551

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,609	$—	$—	$9,672	$9,672
Investment certificate reserves	7,886	—	—	7,845	7,845
Brokerage customer deposits	3,660	3,660	—	—	3,660
Separate account liabilities at NAV	4,843				4,843	(1)
Debt and other liabilities	3,296	188	3,059	57	3,304
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
Receivables include the reinsurance deposit receivable, brokerage margin loans, securities borrowed and loans to financial advisors. Restricted and segregated cash includes cash segregated under federal and other regulations held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Other investments and assets primarily include syndicated loans, certificate of deposits with original or remaining maturities at the time of purchase of more than 90 days, the Company’s membership in the FHLB and investments related to the Community Reinvestment Act. See Note 6 for additional information on mortgage loans, policy loans, certificate loans, syndicated loans and the reinsurance deposit receivable.
Policyholder account balances, future policy benefit and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 8 for additional information on these liabilities. Investment certificate reserves represent customer deposits for fixed rate certificates and stock market certificates. Brokerage customer deposits are amounts payable to

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

brokerage customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. Separate account liabilities primarily relate to investment contracts in pooled pension funds offered by Threadneedle. Debt and other liabilities include the Company’s long-term debt, short-term borrowings, securities loaned and future funding commitments to affordable housing partnerships and other real estate partnerships. See Note 10 for further information on the Company’s long-term debt and short-term borrowings.
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,959	$—	$2,959	$(2,339)	$(573)	$(36)	$11
OTC cleared	31	—	31	(29)	—	—	2
Exchange-traded	22	—	22	(2)	—	—	20
Total derivatives	3,012	—	3,012	(2,370)	(573)	(36)	33
Securities borrowed	86	—	86	(14)	—	(71)	1
Total	$3,098	$—	$3,098	$(2,384)	$(573)	$(107)	$34

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,525	$—	$2,525	$(2,075)	$(403)	$(26)	$21
OTC cleared	34	—	34	(23)	—	—	11
Exchange-traded	15	—	15	(1)	—	—	14
Total derivatives	2,574	—	2,574	(2,099)	(403)	(26)	46
Securities borrowed	179	—	179	(37)	—	(139)	3
Total	$2,753	$—	$2,753	$(2,136)	$(403)	$(165)	$49
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,001	$—	$3,001	$(2,339)	$(50)	$(612)	$—
OTC cleared	37	—	37	(29)	—	—	8
Exchange-traded	7	—	7	(2)	—	—	5
Total derivatives	3,045	—	3,045	(2,370)	(50)	(612)	13
Securities loaned	105	—	105	(14)	—	(88)	3
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,200	$—	$3,200	$(2,384)	$(50)	$(750)	$16

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,597	$—	$2,597	$(2,075)	$(89)	$(430)	$3
OTC cleared	24	—	24	(23)	—	—	1
Exchange-traded	10	—	10	(1)	—	—	9
Total derivatives	2,631	—	2,631	(2,099)	(89)	(430)	13
Securities loaned	188	—	188	(37)	—	(146)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,869	$—	$2,869	$(2,136)	$(89)	$(626)	$18
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2019			December 31, 2018
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$675	$6	$—	$675	$7	$—
Foreign exchange contracts – net investment hedges	69	—	—	103	1	—
Total qualifying hedges	744	6	—	778	8	—

Derivatives not designated as hedging instruments
Interest rate contracts	59,421	930	366	58,244	789	424
Equity contracts	53,748	2,025	2,625	54,079	1,718	2,154
Credit contracts	1,507	—	21	1,209	—	18
Foreign exchange contracts	4,993	51	33	4,908	59	35
Other contracts	2	—	—	2	—	—
Total non-designated hedges	119,671	3,006	3,045	118,442	2,566	2,631

Embedded derivatives
GMWB and GMAB (4)	N/A	—	180	N/A	—	328
IUL	N/A	—	745	N/A	—	628
Indexed annuities	N/A	—	26	N/A	—	17
SMC	N/A	—	13	N/A	—	6
Total embedded derivatives	N/A	—	964	N/A	—	979
Total derivatives	$120,415	$3,012	$4,009	$119,220	$2,574	$3,610
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.6 billion and $1.4 billion as of March 31, 2019 and December 31, 2018, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral. See Note 4 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2019 included $557 million of individual contracts in a liability position and $377 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2018 included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of March 31, 2019 and December 31, 2018, investment securities with a fair value of $53 million and $28 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $53 million and $28 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2019 and December 31, 2018, the Company had sold, pledged or rehypothecated nil of these securities. In addition, as of both March 31, 2019 and December 31, 2018, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2019
Interest rate contracts	$(9)	$—	$—	$—	$331	$—
Equity contracts	—	6	48	48	(700)	8
Credit contracts	(1)	—	—	—	(29)	—
Foreign exchange contracts	—	—	—	—	(6)	(1)
GMWB and GMAB embedded derivatives	—	—	—	—	148	—
IUL embedded derivatives	—	—	—	(81)	—	—
Indexed annuities embedded derivatives	—	—	—	(2)	—	—
SMC embedded derivatives	—	(6)	—	—	—	—
Total gain (loss)	$(10)	$—	$48	$(35)	$(256)	$7

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2018
Interest rate contracts	$17	$—	$—	$—	$(398)	$—
Equity contracts	—	—	(3)	(8)	25	—
Credit contracts	—	—	—	—	12	—
Foreign exchange contracts	—	—	—	—	2	(2)
GMWB and GMAB embedded derivatives	—	—	—	—	280	—
IUL embedded derivatives	—	—	—	36	—	—
SMC embedded derivatives	—	1	—	—	—	—
Total gain (loss)	$17	$1	$(3)	$28	$(79)	$(2)

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of March 31, 2019:

	Premiums Payable	Premiums Receivable
	(in millions)
2019 (1)	$288	$140
2020	216	135
2021	187	127
2022	239	200
2023	141	42
2024 - 2028	431	17
Total	$1,502	$661

(1) 2019 amounts represent the amounts payable and receivable for the period from April 1, 2019 to December 31, 2019.
Actual timing and payment amounts may differ due to future settlements, modifications or exercises of the contracts prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company may use a combination of futures, options, swaps and swaptions. Certain of the macro hedge derivatives may contain settlement provisions linked to both equity returns and interest rates. The Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates, if any, are shown in other contracts in the tables above.
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
Cash Flow Hedges
The Company has designated derivative instruments as a cash flow hedge of interest rate exposure on forecasted debt interest payments. For derivative instruments that qualify as cash flow hedges, the gain or loss on the derivative instruments is reported in AOCI and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented within the same line item as the earnings impact of the hedged item in interest and debt expense.
Prior to the adoption of the new accounting standard Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities on January 1, 2019, the Company recorded the effective portion of the gain or loss on the derivative instruments in AOCI and any ineffective portion in current period earnings. For the three months ended March 31, 2018, no amounts were recorded in earnings for hedge ineffectiveness. See Note 2 for additional information on the adoption of the new accounting standard.
For both the three months ended March 31, 2019 and 2018, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of March 31, 2019 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $1 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 16 years and relates to forecasted debt interest payments. See Note 16 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value Hedges
The Company entered into and designated as fair value hedges two interest rate swaps to convert senior notes due 2019 and 2020 from fixed rate debt to floating rate debt. The swaps have identical terms as the underlying debt being hedged. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. See Note 10 for the cumulative basis adjustments for fair value hedges.
The following table is a summary of the impact of fair value hedges on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Total interest and debt expense per Consolidated Statements of Operations	$53	$51

Gain (loss) on interest rate contracts designated as fair value hedges:
Hedged items	$1	$8
Derivatives designated as fair value hedges	(1)	(8)

Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended March 31, 2019 and 2018, the Company recognized a loss of $3 million and $7 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2019 and December 31, 2018, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $273 million and $171 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2019 and December 31, 2018 was $272 million and $170 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2019 and December 31, 2018 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million for both March 31, 2019 and December 31, 2018.
14.  Leases
The Company has operating and finance leases for corporate and field offices. We determine if an arrangement is a lease at inception or modification. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and corresponding lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Certain lease incentives such as free rent periods are recorded as a reduction of the ROU asset. The Company uses an incremental borrowing rate that is readily available in determining the present value of future lease payments. Lease expense for operating ROU assets is recognized on a straight-line basis over the lease term.
Certain leases include one or more options to renew with terms that can extend the lease from one year to twenty years. The exercise of any lease renewal option is at the sole discretion of the Company. Renewal options are included in the ROU assets and lease liabilities when they either provide an economic incentive to renew or when the costs related to the termination of a lease outweigh the benefits of signing a new lease. See Note 2 for further discussion on the Company's accounting policy on leases.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the balances for operating and finance ROU assets and lease liabilities:

Leases	Classification	March 31, 2019
		(in millions)
Assets
Operating lease assets	Other assets	$225
Finance lease assets	Other assets	46
Total lease assets		$271

Liabilities
Operating lease liabilities	Other liabilities	$248
Finance lease liabilities	Long-term debt	55
Total lease liabilities		$303
The components of lease expense include operating and finance lease costs. Operating lease costs were $15 million for the three months ended March 31, 2019. Finance lease costs were $2 million for the three month ended March 31, 2019 and consisted of $2 million in amortization. The amount of interest expense on finance leases is immaterial. These costs are recorded in general and administrative expenses in the Consolidated Statements of Operations.
Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate are as follows:

Maturity of Lease Liabilities	March 31, 2019
	Finance Leases	Operating Leases
	(in millions)
2019	$11	$42
2020	14	56
2021	7	42
2022	7	35
2023	7	27
Thereafter	14	73
Total lease payments	60	275
Less: Interest	(5)	(27)
Present value of lease liabilities	$55	$248

Weighted-average remaining lease term (years)	6.6	6.4
Weighted-average discount rate	3.4%	3.2%
Maturities of lease liabilities prior to the adoption of new lease guidance were as follows:

Maturity of Lease Liabilities	December 31, 2018
Operating Leases
(in millions)
2019	$61
2020	53
2021	40
2022	33
2023	26
Thereafter	65
Total lease payments	$278

For the three months ended March 31, 2019, operating cash flows included $15 million of cash paid for amounts included in the measurement of operating lease liabilities. For the three months ended March 31, 2019, financing cash flows included $3 million of cash paid for amounts included in the measurement of finance lease liabilities.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

15. Held for Sale Classification
On April 2, 2019, the Company announced it signed a definitive agreement with a subsidiary of American Family Insurance Mutual Holding Company (American Family Insurance) for the sale of Ameriprise Auto & Home, a business unit of Ameriprise Financial. The Ameriprise Auto & Home legal entities are being sold in the transaction. The Company will receive gross proceeds of $1.05 billion in cash. After a payment to an affinity partner, the net proceeds will be approximately $950 million, subject to certain post-closing financial adjustments. The transaction is subject to customary conditions and regulatory approvals and is expected to close in the second half of 2019.
A business is required to be classified as held for sale in the period in which the following criteria are met: (i) management has approved the sale and commits to a plan to sell the business, (ii) the business is available for immediate sale, (iii) an active program to locate a buyer has been initiated, (iv) the sale of the business is probable and the transfer of the business is expected to occur within one year, (v) the business is being actively marketed and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company has met the requirements to classify assets and liabilities related to AAH as held for sale on its Consolidated Balance Sheet as of March 31, 2019. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The Company did not recognize a loss as the carrying amount of the business did not exceed its estimated fair value as of March 31, 2019. The Company recognized an impairment of $5 million in the first quarter of 2019 on investments held by AAH as the Company no longer intends to hold the securities until the recovery of fair value to book value.
The following table summarizes the components of assets and liabilities held for sale on the Company’s Consolidated Balance Sheet as of March 31, 2019:

(in millions)
Assets
Cash and cash equivalents	$111
Investments	1,634
Receivables	229
Deferred acquisition costs	15
Other assets	38
Total assets held for sale	$2,027

Liabilities
Policyholder account balances, future policy benefits and claims	$709
Accounts payable and accrued expenses	89
Other liabilities	373
Total liabilities held for sale	$1,171

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended March 31,
	2019			2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$657	$(141)	$516	$(552)	$123	$(429)
Reclassification of net (gains) losses on securities included in net income (2)	(5)	1	(4)	(5)	1	(4)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(240)	50	(190)	216	(45)	171
Net unrealized gains (losses) on securities	412	(90)	322	(341)	79	(262)

Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	—	(1)	—	—	—
Net unrealized gains (losses) on derivatives	(1)	—	(1)	—	—	—

Foreign currency translation	6	(1)	5	37	(8)	29
Other	—	—	—	—	—	—
Total other comprehensive income (loss)	$417	$(91)	$326	$(304)	$71	$(233)

(1) Includes OTTI losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes $1 million pretax gain reclassified to interest and debt expense for the three months ended March 31, 2019.

Other comprehensive income (loss) related to net unrealized securities gains (losses) includes three components: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit OTTI losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2019	$20		$8	$(120)	$(198)	$(1)	$(291)
OCI before reclassifications	326		—	—	5	—	331
Amounts reclassified from AOCI	(4)		(1)	—	—	—	(5)
Total OCI	322		(1)	—	5	—	326
Balance, March 31, 2019	$342	(1)	$7	$(120)	$(193)	$(1)	$35

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2018	$486		$8	$(97)	$(167)	$(1)	$229
Cumulative effect of change in accounting policies	(1)		—	—	—	—	(1)
OCI before reclassifications	(258)		—	—	29	—	(229)
Amounts reclassified from AOCI	(4)		—	—	—	—	(4)
Total OCI	(262)		—	—	29	—	(233)
Balance, March 31, 2018	$223	(1)	$8	$(97)	$(138)	$(1)	$(5)
(1) Includes $(4) million and nil of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of March 31, 2019 and March 31, 2018, respectively.
For the three months ended March 31, 2019 and 2018, the Company repurchased a total of 2.8 million shares and 2.4 million shares, respectively, of its common stock for an aggregate cost of $355 million and $387 million, respectively. In April 2017, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019. As of March 31, 2019, the Company had $154 million remaining under this share repurchase authorization. In February 2019, the Company’s Board of Directors authorized an additional repurchase up to $2.5 billion of the Company’s common stock through March 31, 2021.
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
For the three months ended March 31, 2019 and 2018, the Company reacquired 0.3 million shares and 0.2 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $29 million and $39 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2019 and 2018, the Company reacquired 0.1 million shares and 0.4 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $15 million and $56 million, respectively.
During the three months ended March 31, 2019 and 2018, the Company reissued 0.7 million and 0.8 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
17. Regulatory Requirements
The Company’s insurance subsidiaries are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. RiverSource Life received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2019, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. As of March 31, 2019 and December 31, 2018, application of this permitted practice resulted in an increase (decrease) to RiverSource Life’s statutory surplus of approximately $(111) million and $92 million, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

18.  Income Taxes
The Company’s effective tax rate was 15.9% and 14.7% for the three months ended March 31, 2019 and 2018, respectively.
The effective tax rate for the three months ended March 31, 2019 is lower than the statutory rate as a result of tax preferred items including foreign tax credits and low income housing tax credits, partially offset by lower income in the quarter relative to income expected for the full year. The effective tax rate for the three months ended March 31, 2018 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits and stock compensation.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $21 million, net of federal benefit, which will expire beginning December 31, 2019.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $20 million as of both March 31, 2019 and December 31, 2018.
As of both March 31, 2019 and December 31, 2018, the Company had $92 million of gross unrecognized tax benefits. If recognized, approximately $71 million and $70 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2019 and December 31, 2018, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $30 million to $40 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million in interest and penalties for both the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, the Company had a payable of $11 million and $10 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the first quarter of 2019, the Company reached an agreement with the IRS to finalize the 2014 and 2015 IRS audits. Accordingly, the Company’s IRS audits are effectively settled through 2015. The IRS is currently auditing the Company’s U.S. income tax returns for 2016 and 2017. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017. In the United Kingdom (“UK”), Her Majesty’s Revenue and Customs is performing a business risk review of the Company’s UK subsidiaries for the 2016 tax year.
19.  Contingencies
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2019 and December 31, 2018, the estimated liability was $12 million, and the related premium tax asset was $11 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
20.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions, except per share amounts)
Numerator:
Net income	$395	$594

Denominator:
Basic: Weighted-average common shares outstanding	138.8	149.5
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.3	2.6
Diluted: Weighted-average common shares outstanding	140.1	152.1

Earnings per share:
Basic	$2.85	$3.97
Diluted	$2.82	$3.91

The calculation of diluted earnings per share excludes the incremental effect of 4.4 million and 1.1 million options as of March 31, 2019 and 2018, respectively, due to their anti-dilutive effect.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

21.  Segment Information
The Company’s reporting segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.
Beginning in the first quarter of 2019, the results of AAH, which had been reported as part of the Protection segment, are reflected in the Corporate & Other segment due to the sale of AAH, which is expected to close in the second half of 2019. Prior periods presented have been restated to reflect the change. See Note 15 for additional information on the sale of AAH.
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
Effective first quarter of 2019, management has excluded mean reversion related impacts from the Company’s adjusted operating measures. Prior periods have been updated to reflect this change to be consistent with the current period presentation. The mean reversion related impact is defined as the impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves.
Adjusted operating earnings is defined as adjusted operating net revenues less adjusted operating expenses. Adjusted operating net revenues and adjusted operating expenses exclude the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), mean reversion related impacts, integration and restructuring charges and the impact of consolidating investment entities. Adjusted operating net revenues also exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments. Adjusted operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), and the DSIC and DAC amortization offset to net realized investment gains or losses. The market impact on variable annuity guaranteed benefits, fixed index annuity benefits and IUL benefits includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2019	December 31, 2018
	(in millions)
Advice & Wealth Management	$14,218	$14,480
Asset Management	8,084	7,558
Annuities	93,594	88,771
Protection	16,435	17,126
Corporate & Other	10,045	9,281
Assets held for sale	2,027	—
Total assets	$144,403	$137,216

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$1,554	$1,501
Asset Management	689	778
Annuities	604	613
Protection	262	253
Corporate & Other	342	323
Less: Eliminations (1)	333	357
Total segment adjusted operating net revenues	3,118	3,111
Net realized gains (losses)	9	6
Revenue attributable to consolidated investment entities	21	22
Market impact on IUL benefits, net	(17)	13
Market impact of hedges on investments	(10)	16
Integration and restructuring charges	(3)	—
Total net revenues per Consolidated Statements of Operations	$3,118	$3,168

(1)
Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2019 and 2018 in each segment as follows: Advice & Wealth Management ($219 million and $240 million, respectively); Asset Management ($13 million and $12 million, respectively); Annuities ($88 million and $90 million, respectively); Protection ($15 million and $16 million, respectively); and Corporate & Other ($(2) million and $(1) million, respectively).

	Three Months Ended March 31,
	2019	2018
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$350	$316
Asset Management	146	195
Annuities	128	126
Protection	74	65
Corporate & Other	(63)	(51)
Total segment adjusted operating earnings	635	651
Net realized gains (losses)	9	6
Market impact on variable annuity guaranteed benefits, net	(142)	(5)
Market impact on IUL benefits, net	(51)	25
Mean reversion related impacts	36	6
Market impact of hedges on investments	(10)	16
Integration and restructuring charges	(7)	(3)
Pretax income per Consolidated Statements of Operations	$470	$696

AMERIPRISE FINANCIAL, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (“2018 10-K”), as well as our current reports on Form 8-K and other publicly available information. Prior period amounts have been restated for the retrospective adoption of the new revenue recognition accounting standard. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 120-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $891 billion in assets under management and administration as of March 31, 2019. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business and regulatory environment in which we operate remains subject to elevated uncertainty and change. To succeed, we expect to continue focusing on our key strategic objectives. The success of these and other strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in our 2018 10-K and other factors as discussed herein.
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
On April 2, 2019, we announced we signed a definitive agreement with a subsidiary of American Family Insurance Mutual Holding Company (American Family Insurance) for the sale of Ameriprise Auto & Home (“AAH”), a business unit of Ameriprise Financial. We made the decision to pursue a sale following a strategic review of the AAH business and we determined that now is an appropriate time to exit this business. The sale is consistent with our focus on our core growth areas of Advice & Wealth Management and Asset Management. Beginning in the first quarter of 2019, the results of AAH, which had been reported as part of the Protection segment, are reflected in the Corporate & Other segment. Prior periods presented have been restated to reflect the change. See Note 15 to our Consolidated Financial Statements for additional information on the sale of AAH.
In 2018, we made the strategic decision to seek to expand the banking products and services we can provide directly to our clients, and commenced the ongoing process to convert Ameriprise National Trust Bank into a federal savings bank with the capabilities to offer FDIC insured deposits and a range of lending products. While we have a number of operational and customary regulatory processes to complete, we now have regulatory approval and we expect to launch and roll out our first suite of products in the second quarter of 2019. We expect the conversion into a federal savings bank to occur in May, at which time Ameriprise Financial will be a savings and loan holding company that is subject to regulation, supervision and examination by the Board of Governors for the Federal Reserve System. In connection with the conversion, Ameriprise Financial is electing to be classified as a financial holding company subject to regulation under the Bank Holding Company Act of 1956 (as amended).
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

AMERIPRISE FINANCIAL, INC.

syndicated loans and debt, are reflected in net investment income. We include the fees from these entities in the management and financial advice fees line within our Asset Management segment.
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life (“IUL”) benefits, net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; mean reversion related impacts; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as adjusted operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures. Effective first quarter 2019, management has excluded mean reversion related impacts from our adjusted operating measures. Prior periods have been updated to reflect this change to be consistent with the current period presentation. The mean reversion related impact is defined as the impact on variable annuity and variable universal life (“VUL”) products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves. The updated separate account investment performance includes actual investment performance in the current period and the impact of changes in financial market conditions on the assumptions for future investment performance.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Adjusted operating total net revenue growth of 6% to 8%,

•	Adjusted operating earnings per diluted share growth of 12% to 15%, and

•	Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to adjusted operating measures:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Total net revenues	$3,118	$3,168
Less: Revenue attributable to CIEs	21	22
Less: Net realized investment gains (losses)	9	6
Less: Market impact on IUL benefits	(17)	13
Less: Market impact of hedges on investments	(10)	16
Less: Integration/restructuring charges	(3)	—
Adjusted operating total net revenues	$3,118	$3,111

AMERIPRISE FINANCIAL, INC.

	Three Months Ended March 31,		Per Diluted Share
			Three Months Ended March 31,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net income	$395	$594	$2.82	$3.91
Add: Integration/restructuring charges (1)	7	3	0.05	0.02
Add: Market impact on variable annuity guaranteed benefits (1)	142	5	1.02	0.03
Add: Market impact on IUL benefits (1)	51	(25)	0.36	(0.16)
Add: Mean reversion related impacts (1)	(36)	(6)	(0.26)	(0.04)
Add: Market impact of hedges on investments (1)	10	(16)	0.07	(0.11)
Less: Net realized investment gains (losses) (1)	9	6	0.06	0.04
Tax effect of adjustments (2)	(35)	9	(0.25)	0.06
Adjusted operating earnings	$525	$558	$3.75	$3.67

Weighted average common shares outstanding:
Basic	138.8	149.5
Diluted	140.1	152.1
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.

The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended March 31,
	2019	2018
	(in millions)
Net income	$1,899	$1,671
Less: Adjustments (1)	(229)	(16)
Adjusted operating earnings	$2,128	$1,687

Total Ameriprise Financial, Inc. shareholders’ equity	$5,704	$6,122
Less: AOCI, net of tax	(137)	210
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,841	5,912
Less: Equity impacts attributable to CIEs	1	1
Adjusted operating equity	$5,840	$5,911

Return on equity, excluding AOCI	32.5%	28.3%
Adjusted operating return on equity, excluding AOCI (2)	36.4%	28.5%

(1)
Adjustments reflect the trailing twelve months’ sum of after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on IUL benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; mean reversion related impacts; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 21%.

(2)
Adjusted operating return on equity, excluding AOCI, is calculated using the trailing twelve months of earnings excluding the after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on IUL benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; mean reversion related impacts; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and net income (loss) from consolidated investment entities in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory tax rate of 21%. Adjusted operating return on equity, excluding AOCI is higher reflecting core business improvement, market appreciation and cumulative share repurchases.

AMERIPRISE FINANCIAL, INC.

Critical Accounting Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates” in our 2018 10-K.
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
The following table presents detail regarding our AUM and AUA:

	March 31,		Change
	2019	2018
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$276.9	$249.6	$27.3	11%
Asset Management AUM	459.1	485.3	(26.2)	(5)
Eliminations	(28.3)	(26.3)	(2.0)	(8)
Total Assets Under Management	707.7	708.6	(0.9)	—
Total Assets Under Administration	183.5	178.6	4.9	3
Total AUM and AUA	$891.2	$887.2	$4.0	—%
NM Not Meaningful.
Total AUM decreased $0.9 billion to $707.7 billion as of March 31, 2019 compared to $708.6 billion as of March 31, 2018. Asset Management AUM decreased $26.2 billion, or 5%, compared to the prior year period driven by net outflows, retail fund distributions and a negative impact of foreign currency translation, partially offset by market appreciation. Advice & Wealth Management AUM increased $27.3 billion, or 11%, compared to the prior year period driven by wrap account net inflows and market appreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Three Months Ended March 31, 2019 and 2018
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$1,627	$1,669	$(42)	(3)%
Distribution fees	480	468	12	3
Net investment income	397	396	1	—
Premiums	371	343	28	8
Other revenues	278	308	(30)	(10)
Total revenues	3,153	3,184	(31)	(1)
Banking and deposit interest expense	35	16	19	NM
Total net revenues	3,118	3,168	(50)	(2)
Expenses
Distribution expenses	900	905	(5)	(1)
Interest credited to fixed accounts	204	141	63	45
Benefits, claims, losses and settlement expenses	670	494	176	36
Amortization of deferred acquisition costs	16	92	(76)	(83)
Interest and debt expense	53	51	2	4
General and administrative expense	805	789	16	2
Total expenses	2,648	2,472	176	7
Pretax income	470	696	(226)	(32)
Income tax provision	75	102	(27)	(26)
Net income	$395	$594	$(199)	(34)%
NM Not Meaningful.
Overall
Pretax income decreased $226 million, or 32%, to $470 million for the three months ended March 31, 2019 compared to $696 million for the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $142 million for the three months ended March 31, 2019 compared to an expense of $5 million for the prior year period.

•
The market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $51 million for the three months ended March 31, 2019 compared to a benefit of $25 million for the prior year period.

•	The market impact of hedges on investments was an expense of $10 million for the three months ended March 31, 2019 compared to a benefit of $16 million for the prior year period.

•	The cumulative impact of asset management net outflows, partially offset by wrap account net inflows.

•	A vendor credit of $14 million in the prior year period.

•	The mean reversion related impact was a benefit of $36 million for the three months ended March 31, 2019 compared to a benefit of $6 million for the prior year period.

•	A positive impact from higher short-term interest rates, partially offset by lower average equity markets and decreased transactional activity.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues decreased $50 million, or 2%, to $3.1 billion for the three months ended March 31, 2019 compared to $3.2 billion for the prior year period.
Management and financial advice fees decreased $42 million, or 3%, to $1.6 billion for the three months ended March 31, 2019 compared to $1.7 billion for the prior year period primarily due to a decrease in AUM. Average AUM decreased $30.3 billion, or 4%, compared to the prior year period primarily due to asset management net outflows and lower average equity markets, partially offset by wrap account net inflows. See our discussion on the changes in AUM in our segment results of operations section.
Premiums increased $28 million, or 8%, to $371 million for the three months ended March 31, 2019 compared to $343 million for the prior year period reflecting higher average premium in both auto and home insurance products and higher auto policies in force, as well as higher sales of immediate annuities with a life contingent feature.
Other revenues decreased $30 million, or 10%, to $278 million for the three months ended March 31, 2019 compared to $308 million for the prior year period due to the unearned revenue amortization and the reinsurance accrual offset to the market impact on IUL benefits and a vendor credit of $14 million in the prior year period, partially offset by higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates. The unearned revenue amortization and the reinsurance accrual offset to the market impact on IUL benefits was an expense of $17 million for the three months ended March 31, 2019 compared to a benefit of $13 million for the prior year period.
Banking and deposit interest expense increased $19 million to $35 million for the three months ended March 31, 2019 compared to $16 million for the prior year period due to higher average crediting rates on certificates, as well as higher average certificate balances.
Expenses
Total expenses increased $176 million, or 7%, to $2.6 billion for the three months ended March 31, 2019 compared to $2.5 billion for the prior year period.
Interest credited to fixed accounts increased $63 million, or 45%, to $204 million for the three months ended March 31, 2019 compared to $141 million for the prior year period primarily due to the market impact on IUL benefits, net of hedges, which was an expense of $43 million for the three months ended March 31, 2019 compared to a benefit of $21 million for the prior year period.
Benefits, claims, losses and settlement expenses increased $176 million, or 36%, to $670 million for the three months ended March 31, 2019 compared to $494 million for the prior year period primarily reflecting the following items:

•
A $171 million increase in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $158 million for the three months ended March 31, 2019 compared to a favorable impact of $13 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•	A $12 million increase in auto and home expenses driven by higher auto policies in force.

•	The mean reversion related impact was a benefit of $16 million for the three months ended March 31, 2019 compared to a benefit of $6 million for the prior year period.
Amortization of DAC decreased $76 million, or 83%, to $16 million for the three months ended March 31, 2019 compared to $92 million for the prior year period primarily reflecting the following items:

•
The DAC offset to the market impact on variable annuity guaranteed benefits was a benefit of $28 million for the three months ended March 31, 2019 compared to an expense of $5 million for the prior year period.

•	The DAC offset to the market impact on IUL benefits, net of hedges was a benefit of $9 million for the three months ended March 31, 2019 compared to an expense of $9 million for the prior year period.

•	The mean reversion related impact was a benefit of $20 million for the three months ended March 31, 2019 compared to nil for the prior year period.
Income Taxes
Our effective tax rate was 15.9% for the three months ended March 31, 2019 compared to 14.7% for the prior year period. The benefit for net excess tax benefits related to employee share-based payments was $5 million for the three months ended March 31, 2019 compared to $20 million for the prior year period. See Note 18 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Three Months Ended March 31, 2019 and 2018
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 21 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Advice & Wealth Management
Net revenues	$1,554	$1,501
Expenses	1,204	1,185
Adjusted operating earnings	$350	$316
Asset Management
Net revenues	$689	$778
Expenses	543	583
Adjusted operating earnings	$146	$195
Annuities
Net revenues	$604	$613
Expenses	476	487
Adjusted operating earnings	$128	$126
Protection
Net revenues	$262	$253
Expenses	188	188
Adjusted operating earnings	$74	$65
Corporate & Other
Net revenues	$342	$323
Expenses	405	374
Adjusted operating loss	$(63)	$(51)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2019	2018
	(in billions)
Beginning balance	$251.5	$248.2
Net flows	4.3	5.7
Market appreciation (depreciation) and other	23.0	(2.9)
Ending balance	$278.8	$251.0

Advisory wrap account assets ending balance (1)	$276.1	$248.7
Average advisory wrap account assets (2)	$265.1	$249.6

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $27.3 billion, or 11%, during the three months ended March 31, 2019 due to net inflows of $4.3 billion and market appreciation and other of $23.0 billion. Average advisory wrap account assets increased $15.5 billion, or 6%, compared to the prior year period primarily reflecting net inflows.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in wrap account assets for the twelve months ended March 31:

	2019	2018
	(in billions)
Beginning balance	$251.0	$212.9
Inflows from acquisition (1)	—	0.7
Other net flows	19.8	20.6
Net flows	19.8	21.3
Market appreciation (depreciation) and other	8.0	16.8
Ending balance	$278.8	$251.0

(1)	Inflows associated with acquisition that closed during the period.
Wrap account assets increased $27.8 billion, or 11%, from the prior year period primarily due to net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$878	$848	$30	4%
Distribution fees	561	557	4	1
Net investment income	99	69	30	43
Other revenues	51	43	8	19
Total revenues	1,589	1,517	72	5
Banking and deposit interest expense	35	16	19	NM
Total net revenues	1,554	1,501	53	4
Expenses
Distribution expenses	870	869	1	—
Interest and debt expense	3	3	—	—
General and administrative expense	331	313	18	6
Total expenses	1,204	1,185	19	2
Adjusted operating earnings	$350	$316	$34	11%
NM Not Meaningful.
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $34 million, or 11%, to $350 million for the three months ended March 31, 2019 compared to $316 million for the prior year period reflecting wrap account net inflows and higher earnings on brokerage cash, partially offset by decreased transactional activity and higher general and administrative expense. Pretax adjusted operating margin was 22.5% for the three months ended March 31, 2019 compared to 21.1% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $53 million, or 4%, to $1.6 billion for the three months ended March 31, 2019 compared to $1.5 billion for the prior year period. Adjusted operating net revenue per advisor increased to $156,000 for the three months ended March 31, 2019, up 3%, from $152,000 for the prior year period.
Management and financial fees increased $30 million, or 4%, to $878 million for the three months ended March 31, 2019 compared to $848 million for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $15.5 billion, or 6%, compared to the prior year period primarily reflecting net inflows.
Distribution fees increased $4 million, or 1%, to $561 million for the three months ended March 31, 2019 compared to $557 million for the prior year period reflecting higher earnings on brokerage cash due to an increase in short-term interest rates, partially offset by decreased transactional activity due to market volatility.
Net investment income, which excludes net realized investment gains or losses, increased $30 million, or 43%, to $99 million for the three months ended March 31, 2019 compared to $69 million for the prior year period primarily due to higher average investment yields on assets related to certificates and higher average invested balances due to certificate net inflows.

AMERIPRISE FINANCIAL, INC.

Banking and deposit interest expense increased $19 million to $35 million for the three months ended March 31, 2019 compared to $16 million for the prior year period due to higher average client crediting rates on certificates, as well as higher average certificate balances.
Expenses
Total expenses increased $19 million, or 2%, to $1.2 billion for the three months ended March 31, 2019 compared to the prior year period.
General and administrative expense increased $18 million, or 6%, to $331 million for the three months ended March 31, 2019 compared to $313 million for the prior year period primarily due to higher staffing costs and investments in business growth.
Asset Management
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of March 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2019	2018
Domestic Equity	Equal weighted	1 year	40%	57%
		3 year	50%	72%
		5 year	63%	69%
	Asset weighted	1 year	48%	58%
		3 year	58%	81%
		5 year	77%	80%

International Equity	Equal weighted	1 year	40%	85%
		3 year	65%	65%
		5 year	65%	75%
	Asset weighted	1 year	43%	57%
		3 year	80%	46%
		5 year	66%	57%

Taxable Fixed Income	Equal weighted	1 year	71%	74%
		3 year	75%	72%
		5 year	80%	76%
	Asset weighted	1 year	59%	80%
		3 year	76%	77%
		5 year	83%	82%

Tax Exempt Fixed Income	Equal weighted	1 year	84%	84%
		3 year	100%	89%
		5 year	89%	100%
	Asset weighted	1 year	85%	91%
		3 year	100%	92%
		5 year	91%	100%

Asset Allocation Funds	Equal weighted	1 year	46%	60%
		3 year	55%	69%
		5 year	100%	78%
	Asset weighted	1 year	66%	51%
		3 year	50%	90%
		5 year	100%	94%

Number of funds with 4 or 5 Morningstar star ratings	Overall	49	56
	3 year	55	52
	5 year	52	53

AMERIPRISE FINANCIAL, INC.

Percent of funds with 4 or 5 Morningstar star ratings	Overall	48%	53%
	3 year	53%	50%
	5 year	53%	54%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	54%	61%
	3 year	53%	52%
	5 year	61%	61%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2019	2018
Equity	Equal weighted	1 year	52%	57%
		3 year	49%	64%
		5 year	73%	61%
	Asset weighted	1 year	68%	53%
		3 year	60%	59%
		5 year	80%	51%

Fixed Income	Equal weighted	1 year	72%	79%
		3 year	74%	69%
		5 year	80%	80%
	Asset weighted	1 year	91%	91%
		3 year	89%	89%
		5 year	92%	91%

Allocation (Managed) Funds	Equal weighted	1 year	38%	50%
		3 year	75%	88%
		5 year	100%	100%
	Asset weighted	1 year	40%	45%
		3 year	84%	99%
		5 year	100%	100%
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

AMERIPRISE FINANCIAL, INC.

The following table presents global managed assets by type:

	March 31,		Change		Average (1)		Change
					Three Months Ended March 31,
	2019	2018			2019	2018
	(in billions)
Equity	$250.7	$267.7	$(17.0)	(6)%	$244.0	$276.0	$(32.0)	(12)%
Fixed income	166.1	172.1	(6.0)	(3)	164.5	173.1	(8.6)	(5)
Money market	5.1	5.3	(0.2)	(4)	5.0	5.5	(0.5)	(9)
Alternative	3.2	5.5	(2.3)	(42)	3.1	5.5	(2.4)	(44)
Hybrid and other	34.0	34.7	(0.7)	(2)	33.5	35.0	(1.5)	(4)
Total managed assets	$459.1	$485.3	$(26.2)	(5)%	$450.1	$495.1	$(45.0)	(9)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Three Months Ended March 31,
	2019	2018
	(in billions)
Global Retail Funds
Beginning assets	$247.9	$287.8
Inflows	11.6	13.2
Outflows	(15.1)	(17.0)
Net VP/VIT fund flows	(0.8)	(0.7)
Net new flows	(4.3)	(4.5)
Reinvested dividends	0.6	0.4
Net flows	(3.7)	(4.1)
Distributions	(0.7)	(0.7)
Market appreciation (depreciation) and other	24.1	(2.4)
Foreign currency translation (1)	0.4	1.5
Total ending assets	268.0	282.1

Global Institutional
Beginning assets	182.8	206.8
Inflows	5.3	6.3
Outflows	(8.8)	(9.9)
Net flows	(3.5)	(3.6)
Market appreciation (depreciation) and other (2)	10.6	(2.9)
Foreign currency translation (1)	1.2	2.9
Total ending assets	191.1	203.2
Total managed assets	$459.1	$485.3
Total net flows	$(7.2)	$(7.7)

Former Parent Company Related (3)
Retail net new flows	$(0.3)	$(0.6)
Institutional net new flows	(0.8)	(1.0)
Total net new flows	$(1.1)	$(1.6)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $(0.2) billion and $(1.0) billion for the total change in Affiliated General Account Assets during the three months ended March 31, 2019 and 2018, respectively.
(3) Former parent company related assets and net new flows are included in the rollforwards above.

AMERIPRISE FINANCIAL, INC.

In March 2017, the United Kingdom (UK) invoked article 50 of the Treaty of Lisbon in serving its relevant notice to leave the European Union. The full impact of the British exit from the EU (commonly known as “Brexit”) remains uncertain about how negotiations relating to the UK’s withdrawal and new trade agreements will be conducted, as well as the potential consequences and precise timeframe for Brexit. We continue to actively monitor Brexit negotiations and given the current status, we are preparing (as much as possible) for any potential disruptions which may arise from a “no deal Brexit.” The extension of negotiations until October 31, 2019 provides us with additional time to plan for any “no deal” scenario. This uncertainty may have a negative impact on our UK and European net flows and foreign currency translation if the British Pound weakens.
Total segment AUM increased $28.4 billion, or 7%, during the three months ended March 31, 2019 driven by market appreciation, partially offset by net outflows of $7.2 billion. Europe, Middle East and Africa (“EMEA”) retail net outflows were $1.5 billion in the quarter reflecting negative consumer sentiment associated with Brexit and geopolitical concerns in Europe. U.S. retail net outflows were $2.2 billion in the quarter and reflected continued outflows in active equity funds. Third party institutional outflows were elevated from redemptions and lower mandate fundings.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$584	$645	$(61)	(9)%
Distribution fees	98	114	(16)	(14)
Net investment income	6	2	4	NM
Other revenues	1	17	(16)	(94)
Total revenues	689	778	(89)	(11)
Banking and deposit interest expense	—	—	—	—
Total net revenues	689	778	(89)	(11)
Expenses
Distribution expenses	223	249	(26)	(10)
Amortization of deferred acquisition costs	3	3	—	—
Interest and debt expense	6	6	—	—
General and administrative expense	311	325	(14)	(4)
Total expenses	543	583	(40)	(7)
Adjusted operating earnings	$146	$195	$(49)	(25)%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $49 million, or 25%, to $146 million for the three months ended March 31, 2019 compared to $195 million for the prior year period primarily due to the cumulative impact of net outflows, lower average equity markets and a vendor credit of $14 million in the first quarter of 2018.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $89 million, or 11%, to $689 million for the three months ended March 31, 2019 compared to $778 million for the prior year period.
Management and financial advice fees decreased $61 million, or 9%, to $584 million for the three months ended March 31, 2019 compared to $645 million for the prior year period driven by cumulative net outflows, lower average equity markets and a $10 million negative foreign currency translation impact. Our average weighted equity index, which is a proxy for equity movements on AUM, decreased 3% for the three months ended March 31, 2019 compared to the prior year period.
Distribution fees decreased $16 million, or 14%, to $98 million for the three months ended March 31, 2019 compared to $114 million for the prior year period primarily due to the cumulative impact of net outflows and lower average equity markets.
Other revenues decreased $16 million, or 94%, to $1 million for the three months ended March 31, 2019 compared to $17 million for the prior year period due to a $14 million vendor credit in the first quarter of 2018 related to the completion of our front, middle and back-office integration.
Expenses
Total expenses decreased $40 million, or 7%, to $543 million for the three months ended March 31, 2019 compared to $583 million for the prior year period.

AMERIPRISE FINANCIAL, INC.

Distribution expenses decreased $26 million, or 10%, to $223 million for the three months ended March 31, 2019 compared to $249 million for the prior year period primarily due to the cumulative impact of net outflows and lower average equity markets.
General and administrative expense decreased $14 million, or 4%, to $311 million for the three months ended March 31, 2019 compared to $325 million for the prior year period primarily due to reengineering initiatives and a $6 million positive foreign currency translation impact.
Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$188	$200	$(12)	(6)%
Distribution fees	84	88	(4)	(5)
Net investment income	156	164	(8)	(5)
Premiums	34	24	10	42
Other revenues	142	137	5	4
Total revenues	604	613	(9)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	604	613	(9)	(1)
Expenses
Distribution expenses	104	110	(6)	(5)
Interest credited to fixed accounts	109	113	(4)	(4)
Benefits, claims, losses and settlement expenses	164	156	8	5
Amortization of deferred acquisition costs	42	50	(8)	(16)
Interest and debt expense	11	9	2	22
General and administrative expense	46	49	(3)	(6)
Total expenses	476	487	(11)	(2)
Adjusted operating earnings	$128	$126	$2	2%
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and mean reversion related impacts, increased $2 million, or 2%, to $128 million for the three months ended March 31, 2019 compared to $126 million for the prior year period reflecting volatile markets and low interest rates.
RiverSource variable annuity account balances declined 2% to $76.9 billion as of March 31, 2019 compared to the prior year period due to net outflows of $3.2 billion, partially offset by equity market appreciation. Variable annuity sales declined in the first quarter of 2019 related to lower client transactional activity associated with the recent market disruption.
RiverSource fixed deferred annuity account balances declined 6% to $8.6 billion as of March 31, 2019 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed deferred annuity book is expected to gradually run off and earnings on our fixed deferred annuity business will trend down.
Net Revenues
Management and financial advice fees decreased $12 million, or 6%, to $188 million for the three months ended March 31, 2019 compared to $200 million for the prior year period due to lower fees on variable annuities driven by lower average separate account balances. Average variable annuity account balances decreased $5.2 billion, or 7%, from the prior year period due to lower average equity markets and net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $8 million, or 5%, to $156 million for the three months ended March 31, 2019 compared to $164 million for the prior year period reflecting lower average invested assets due to fixed annuity net outflows.

AMERIPRISE FINANCIAL, INC.

Premiums increased $10 million, or 42%, to $34 million for the three months ended March 31, 2019 compared to $24 million for the prior year period due to higher sales of immediate annuities with a life contingent feature.
Expenses
Distribution expenses decreased $6 million, or 5%, to $104 million for the three months ended March 31, 2019 compared to $110 million for the prior year period reflecting lower variable annuity sales.
Interest credited to fixed accounts decreased $4 million, or 4%, to $109 million for the three months ended March 31, 2019 compared to $113 million for the prior year period due to lower average fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), mean reversion related impacts, and the DSIC offset to net realized investment gains or losses, increased $8 million, or 5%, to $164 million for the three months ended March 31, 2019 compared to $156 million for the prior year period primarily due to higher sales of immediate annuities with a life contingent feature.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity guaranteed benefits and fixed index annuity benefits and the DAC offset to net realized investment gains or losses, decreased $8 million, or 16%, to $42 million for the three months ended March 31, 2019 compared to $50 million for the prior year period driven by normal year over year experience differences.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$11	$12	$(1)	(8)%
Distribution fees	23	23	—	—
Net investment income	78	70	8	11
Premiums	50	52	(2)	(4)
Other revenues	100	96	4	4
Total revenues	262	253	9	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	262	253	9	4
Expenses
Distribution expenses	11	11	—	—
Interest credited to fixed accounts	52	49	3	6
Benefits, claims, losses and settlement expenses	74	78	(4)	(5)
Amortization of deferred acquisition costs	14	12	2	17
Interest and debt expense	4	3	1	33
General and administrative expense	33	35	(2)	(6)
Total expenses	188	188	—	—
Adjusted operating earnings	$74	$65	$9	14%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), and mean reversion related impacts, increased $9 million, or 14%, to $74 million for the three months ended March 31, 2019 compared to $65 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, increased $8 million, or 11%, to $78 million for the three months ended March 31, 2019 compared to $70 million for the prior year period reflecting higher average invested assets.

AMERIPRISE FINANCIAL, INC.

Expenses
Benefits, claims, losses and settlement expenses decreased $4 million, or 5%, to $74 million for the three months ended March 31, 2019 compared to $78 million for the prior year period reflecting favorable life claims, partially offset by unfavorable disability income claims.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$1	$2	$(1)	(50)%
Distribution fees	2	1	1	NM
Net investment income	44	44	—	—
Premiums	296	275	21	8
Other revenues	1	2	(1)	(50)
Total revenues	344	324	20	6
Banking and deposit interest expense	2	1	1	NM
Total net revenues	342	323	19	6
Expenses
Distribution expenses	2	3	(1)	(33)
Benefits, claims, losses and settlement expenses	282	270	12	4
Amortization of deferred acquisition costs	14	13	1	8
Interest and debt expense	12	9	3	33
General and administrative expense	95	79	16	20
Total expenses	405	374	31	8
Adjusted operating loss	$(63)	$(51)	$(12)	(24)%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $12 million, or 24%, to $63 million for the three months ended March 31, 2019 compared to $51 million for the prior year period.
Our Corporate & Other segment includes our closed block long term care (“LTC”) insurance, which had pretax adjusted operating earnings of $6 million for the three months ended March 31, 2019 compared to $2 million for the prior year period and reflected favorable claims experience and higher net investment income.
Our auto and home business, which was previously included in our Protection segment, was moved to the Corporate & Other segment in the first quarter of 2019 due to our announcement of the planned sale of the business. Auto and Home pretax adjusted operating earnings were $9 million for the three months ended March 31, 2019 compared to $5 million for the prior year period.
Premiums increased $21 million, or 8%, to $296 million for the three months ended March 31, 2019 compared to $275 million for the prior year period reflecting higher average premium in both auto and home insurance products and higher auto policies in force.
Benefits, claims, losses and settlement expenses increased $12 million, or 4%, to $282 million for the three months ended March 31, 2019 compared to $270 million for the prior year period primarily reflecting higher auto policies in force. Catastrophe losses (net of the impact of reinsurance) were $14 million for both the three months ended March 31, 2019 and 2018.
General and administrative expense increased $16 million, or 20%, to $95 million for the three months ended March 31, 2019 compared to $79 million for the prior year period primarily due to higher performance-based compensation, investments in growth initiatives, including technology infrastructure and expenses associated with the establishment of the bank.

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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $5.0 billion and 3.6%, respectively, as of March 31, 2019. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $6.3 billion and had a weighted average yield of 3.2% as of March 31, 2019. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2019 was approximately 3.3%.
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
In addition to the fixed rate exposures noted above, RiverSource Life has the following variable annuity guarantee benefits: guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying invested assets.
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

AMERIPRISE FINANCIAL, INC.

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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2019:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(252)	$5	$(247)
DAC and DSIC amortization (2)(3)	(27)	—	(27)
Variable annuity riders:
GMDB and GMIB (3)	(13)	—	(13)
GMWB (3)	(333)	345	12
GMAB	(20)	21	1
DAC and DSIC amortization (4)	N/A	N/A	(12)
Total variable annuity riders	(366)	366	(12)
Macro hedge program (5)	—	48	48
Indexed annuities	3	(3)	—
Certificates	5	(5)	—
IUL insurance	66	(59)	7
Total	$(571)	$352	$(231)	(6)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(57)	$—	$(57)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,003	(586)	417
GMAB	19	(9)	10
DAC and DSIC amortization (4)	N/A	N/A	(61)
Total variable annuity riders	1,022	(595)	366
Macro hedge program (5)	—	(3)	(3)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	58	—	58
Brokerage client cash balances	112	—	112
Certificates	18	—	18
IUL insurance	135	3	138
Total	$1,288	$(595)	$632
N/A Not Applicable.
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Market impact on DAC and DSIC amortization resulting from lower projected profits.
(3) In estimating the impact to pretax income on DAC and DSIC amortization and additional insurance benefit reserves, our assumed equity asset growth rates reflect what management would follow in its mean reversion guidelines.
(4) Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.
(5) The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately $(247) million.
The above results compare to an estimated negative net impact to pretax income of $213 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $541 million related to a 100 basis point increase in interest rates as of December 31, 2018.

AMERIPRISE FINANCIAL, INC.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, indexed annuities and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2019. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $366 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2019 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the three months ended March 31, 2019. At March 31, 2019 and December 31, 2018, we had $3.3 billion and $2.9 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $750 million that expires in October 2022. Under the terms of the credit agreement, we can increase this facility to $1.0 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2019, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at March 31, 2019.
On March 22, 2019, we issued $500 million of 3.00% senior notes due 2022 and incurred debt issuance costs of $3 million. The net proceeds of the senior notes will be used for general corporate purposes, including repayment or redemption of our 7.30% senior notes due 2019, of which $300 million aggregate principal amount is scheduled to mature on June 28, 2019.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both March 31, 2019 and December 31, 2018 was $50 million, which is collateralized with agency residential mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $151 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities, as of both March 31, 2019 and December 31, 2018. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.

AMERIPRISE FINANCIAL, INC.

Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, Inc. (“AFSI”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, and Ameriprise International Holdings GmbH, which is the parent company of Threadneedle Asset Management Holdings Sàrl. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
RiverSource Life (1)(2)	$3,092	$3,382	N/A	$675
RiverSource Life of NY (1)(2)	284	266	N/A	40
IDS Property Casualty Insurance Company (1)(3)	802	789	$238	233
Ameriprise Insurance Company (1)(3)	50	49	3	3
ACC (4)(5)	459	444	434	420
Threadneedle Asset Management Holdings Sàrl (6)	408	218	177	173
Ameriprise National Trust Bank (7)	22	24	10	10
AFSI (3)(4)	106	108	#	#
Ameriprise Captive Insurance Company (3)	#	51	#	9
Ameriprise Trust Company (3)	33	32	29	27
AEIS (3)(4)	153	136	22	23
RiverSource Distributors, Inc. (3)(4)	13	13	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	14	18	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2019 and December 31, 2018.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at March 31, 2019 represent calculations at December 31, 2018 of the rule based requirements, as specified by FCA regulations.

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
During the three months ended March 31, 2019, the parent holding company received cash dividends or a return of capital from its subsidiaries of $543 million (including $250 million from RiverSource Life) and contributed cash to its subsidiaries of $17 million. During the three months ended March 31, 2018, the parent holding company received cash dividends or a return of capital from its subsidiaries of $484 million (including $200 million from RiverSource Life) and contributed no cash to its subsidiaries.
In 2009, RiverSource established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with our domiciliary regulator and rating agencies. GLIC is domiciled in Delaware so in the event GLIC were subjected to rehabilitation or insolvency proceedings, such proceedings would be located in (and governed by) Delaware laws. Delaware courts have a long tradition of respecting commercial and reinsurance affairs as well as contracts among sophisticated parties. Similar credit protections to what we have with GLIC have been tested and respected in Delaware and elsewhere in the United States, and as a result we believe our credit protections

AMERIPRISE FINANCIAL, INC.

would be respected even in the unlikely event that GLIC becomes subject to rehabilitation or insolvency proceedings in Delaware. Accordingly, while no credit protections are perfect, we believe the correct way to think about the risks represented by our counterparty credit exposure to GLIC is not the full amount of the gross liability that GLIC reinsures, but a much smaller net exposure to GLIC (if any that might exist after taking into account our credit protections). Thus, management believes that our agreement and offsetting non LTC legacy arrangements with Genworth will enable RiverSource to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $127 million and $125 million for the three months ended March 31, 2019 and 2018, respectively. On April 24, 2019, we announced a quarterly dividend of $0.97 per common share. The dividend will be paid on May 17, 2019 to our shareholders of record at the close of business on May 6, 2019.
In April 2017, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through June 30, 2019. As of March 31, 2019, we had $154 million remaining under this share repurchase authorization. In February 2019, our Board of Directors authorized an additional repurchase up to $2.5 billion of our common stock through March 31, 2021. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2019, we repurchased a total of 2.8 million shares of our common stock at an average price of $124.85 per share.
Cash Flows
Cash flows of CIEs and restricted and segregated cash and cash equivalents are reflected in our cash flows provided by (used in) operating activities, investing activities and financing activities. Cash held by CIEs is not available for general use by Ameriprise Financial, nor is Ameriprise Financial cash available for general use by its CIEs. Cash and cash equivalents segregated under federal and other regulations is held for the exclusive benefit of our brokerage customers and is not available for general use by Ameriprise Financial.
Operating Activities
Net cash provided by operating activities was $172 million for the three months ended March 31, 2019 compared to net cash used in operating activities of $188 million for the prior year period primarily reflecting lower cash outflows related to derivatives.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities was $481 million for the three months ended March 31, 2019 compared to net cash provided by investing activities of $67 million for the prior year period primarily reflecting a $345 million decrease to cash related to the fixed annuities reinsurance arrangement in the first quarter of 2019.
Financing Activities
Net cash provided by financing activities was $291 million for the three months ended March 31, 2019 compared to net cash used in financing activities of $564 million for the prior year period primarily reflecting proceeds of $497 million from issuance of debt, a $97 million increase in net cash inflows related to investment certificates and a $193 million increase in cash related to changes in policyholder account balances.
Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2018 10-K.
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
Such factors include, but are not limited to:

•
the occurrence of any event, change of circumstance that could give rise to the termination of the Company’s agreement with American Family Insurance regarding the sale of the Company’s Auto and Home Insurance business, the inability to complete the proposed sale due to the failure to satisfy the conditions to the closing of the proposed sale, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed sale, uncertainty as to the timing of completing of the proposed sale, and risks that the proposed transaction disrupts current plans and operations;

•	uncertainty as to the timing of launching the Company’s federal savings bank or its products;

•	conditions in the interest rate, credit default, equity market and foreign exchange environments, including changes in valuations, liquidity and volatility;

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding company laws and regulations or in light of the U.S. Department of Labor’s fiduciary regulations (as well as state and other fiduciary rules, the SEC best interest standards, or similar standards such as the Certified Financial Planner Board standards) pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts and related issues;

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

AMERIPRISE FINANCIAL, INC.

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

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2018 10-K.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2018 10-K filed with the SEC on February 27, 2019.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2019.
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

AMERIPRISE FINANCIAL, INC.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 19 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2018 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2019:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2019
Share repurchase program (1)	723,000	$116.01	723,000	$424,756,717
Employee transactions (2)	72,897	$114.90	N/A	N/A

February 1 to February 28, 2019
Share repurchase program (1)	859,439	$129.10	859,439	$2,813,801,717
Employee transactions (2)	255,871	$128.66	N/A	N/A

March 1 to March 31, 2019
Share repurchase program (1)	1,259,794	$127.01	1,259,794	$2,653,789,607
Employee transactions (2)	25,352	$129.42	N/A	N/A

Totals
Share repurchase program (1)	2,842,233	$124.85	2,842,233
Employee transactions (2)	354,120	$125.88	N/A
	3,196,353		2,842,233
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
101
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 1, 2019	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer

Date:	May 1, 2019	By	/s/ David K. Stewart
David K. Stewart Senior Vice President and Controller (Principal Accounting Officer)