Form 10-Q
period 2019-06-30
AMERIPRISE FINANCIAL INC
filed 2019-08-05
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 19, 2019
Common Stock (par value $.01 per share)	130,870,362 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,732	$1,691	$3,359	$3,360
Distribution fees	490	465	970	933
Net investment income	368	419	765	815
Premiums	376	357	747	700
Other revenues	316	284	594	592
Total revenues	3,282	3,216	6,435	6,400
Banking and deposit interest expense	37	20	72	36
Total net revenues	3,245	3,196	6,363	6,364
Expenses
Distribution expenses	948	902	1,848	1,807
Interest credited to fixed accounts	186	180	390	321
Benefits, claims, losses and settlement expenses	584	635	1,254	1,129
Amortization of deferred acquisition costs	58	63	74	155
Interest and debt expense	59	80	112	131
General and administrative expense	823	788	1,628	1,577
Total expenses	2,658	2,648	5,306	5,120
Pretax income	587	548	1,057	1,244
Income tax provision	95	86	170	188
Net income	$492	$462	$887	$1,056

Earnings per share
Basic	$3.61	$3.14	$6.46	$7.13
Diluted	$3.57	$3.10	$6.38	$7.02

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$(12)	$—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	7	—
Net impairment losses recognized in net investment income	$—	$—	$(5)	$—
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$492	$462	$887	$1,056
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(14)	(44)	(9)	(15)
Net unrealized gains (losses) on securities	248	(130)	570	(392)
Net unrealized gains (losses) on derivatives	—	—	(1)	—
Total other comprehensive income (loss), net of tax	234	(174)	560	(407)
Total comprehensive income	$726	$288	$1,447	$649
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$4,302	$2,931
Cash of consolidated investment entities (“CIEs”)	59	166
Investments	35,300	35,825
Investments of consolidated investment entities, at fair value	1,707	1,706
Separate account assets	84,926	77,925
Receivables	7,412	6,173
Receivables of consolidated investment entities, at fair value	23	12
Deferred acquisition costs	2,713	2,776
Restricted and segregated cash, cash equivalents and investments	2,377	2,910
Other assets	7,832	6,792
Assets held for sale	2,027	—
Total assets	$148,678	$137,216

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,183	$30,124
Separate account liabilities	84,926	77,925
Customer deposits	13,273	11,545
Short-term borrowings	201	201
Long-term debt	3,104	2,867
Debt of consolidated investment entities, at fair value	1,707	1,743
Accounts payable and accrued expenses	1,686	1,862
Other liabilities	6,366	5,239
Other liabilities of consolidated investment entities, at fair value	61	122
Liabilities held for sale	1,141	—
Total liabilities	142,648	131,628
Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 329,258,984 and 328,537,214 respectively)	3	3
Additional paid-in capital	8,337	8,260
Retained earnings	13,530	12,909
Treasury shares, at cost (197,966,225 and 192,206,467 shares, respectively)	(16,109)	(15,293)
Accumulated other comprehensive income (loss), net of tax	269	(291)
Total equity	6,030	5,588
Total liabilities and equity	$148,678	$137,216
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at April 1, 2018	145,018,357	$3	$8,116	$11,796	$(14,070)	$(5)	$5,840
Comprehensive income:
Net income	—	—	—	462	—	—	462
Other comprehensive loss, net of tax	—	—	—	—	—	(174)	(174)
Total comprehensive income							288
Dividends to shareholders	—	—	—	(132)	—	—	(132)
Repurchase of common shares	(2,974,300)	—	—	—	(418)	—	(418)
Share-based compensation plans	176,354	—	55	—	(1)	—	54
Balances at June 30, 2018	142,220,411	$3	$8,171	$12,126	$(14,489)	$(179)	$5,632

Balances at April 1, 2019	134,183,507	$3	$8,270	$13,172	$(15,637)	$35	$5,843
Comprehensive income:
Net income	—	—	—	492	—	—	492
Other comprehensive income, net of tax	—	—	—	—	—	234	234
Total comprehensive income							726
Dividends to shareholders	—	—	—	(134)	—	—	(134)
Repurchase of common shares	(3,252,369)	—	—	—	(473)	—	(473)
Share-based compensation plans	361,621	—	67	—	1	—	68
Balances at June 30, 2019	131,292,759	$3	$8,337	$13,530	$(16,109)	$269	$6,030
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (Continued)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at January 1, 2018	146,634,664	$3	$8,085	$11,326	$(13,648)	$229	$5,995
Cumulative effect of adoption of equity securities guidance	—	—	—	1	—	(1)	—
Comprehensive income:
Net income	—	—	—	1,056	—	—	1,056
Other comprehensive loss, net of tax	—	—	—	—	—	(407)	(407)
Total comprehensive income							649
Dividends to shareholders	—	—	—	(257)	—	—	(257)
Repurchase of common shares	(5,978,029)	—	—	—	(900)	—	(900)
Share-based compensation plans	1,563,776	—	86	—	59	—	145
Balances at June 30, 2018	142,220,411	$3	$8,171	$12,126	$(14,489)	$(179)	$5,632

Balances at January 1, 2019	136,330,747	$3	$8,260	$12,909	$(15,293)	$(291)	$5,588
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	(5)	—	—	(5)
Comprehensive income:
Net income	—	—	—	887	—	—	887
Other comprehensive income, net of tax	—	—	—	—	—	560	560
Total comprehensive income							1,447
Dividends to shareholders	—	—	—	(261)	—	—	(261)
Repurchase of common shares	(6,452,276)	—	—	—	(872)		(872)
Share-based compensation plans	1,414,288	—	77	—	56	—	133
Balances at June 30, 2019	131,292,759	$3	$8,337	$13,530	$(16,109)	$269	$6,030
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018(1)
	(in millions)
Cash Flows from Operating Activities
Net income	$887	$1,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	91	107
Deferred income tax expense (benefit)	(64)	53
Share-based compensation	64	69
Net realized investment (gains) losses	(10)	(12)
Net trading (gains) losses	(6)	(6)
Loss from equity method investments	29	22
Other-than-temporary impairments and provision for loan losses	5	—
Net (gains) losses of consolidated investment entities	5	(24)
Changes in operating assets and liabilities:
Restricted and segregated investments	124	224
Deferred acquisition costs	(76)	(9)
Policyholder account balances, future policy benefits and claims, net	259	(407)
Derivatives, net of collateral	280	205
Receivables	120	(121)
Brokerage deposits	(524)	(394)
Accounts payable and accrued expenses	(91)	(220)
Other operating assets and liabilities of consolidated investment entities, net	(6)	4
Other, net	65	(49)
Net cash provided by (used in) operating activities	1,152	498

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	110	401
Maturities, sinking fund payments and calls	4,012	3,124
Purchases	(5,294)	(3,900)
Proceeds from sales, maturities and repayments of mortgage loans	131	164
Funding of mortgage loans	(127)	(97)
Proceeds from sales, maturities and collections of other investments	149	502
Purchase of other investments	(159)	(389)
Purchase of investments by consolidated investment entities	(392)	(228)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	319	828
Purchase of land, buildings, equipment and software	(67)	(69)
Cash paid for written options with deferred premiums	(42)	(82)
Cash received from written options with deferred premiums	44	81
Change in reinsurance deposit, net	(306)	—
Other, net	(7)	(56)
Net cash provided by (used in) investing activities	$(1,629)	$279
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2019	2018(1)
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$2,924	$2,899
Maturities, withdrawals and cash surrenders	(2,873)	(2,381)
Policyholder account balances:
Deposits and other additions	1,151	985
Net transfers from (to) separate accounts	(28)	(59)
Surrenders and other benefits	(926)	(977)
Change in banking deposits, net	2,205	—
Cash paid for purchased options with deferred premiums	(95)	(129)
Cash received from purchased options with deferred premiums	60	119
Issuance of long-term debt	497	—
Repayments of long-term debt	(307)	(6)
Dividends paid to shareholders	(253)	(253)
Repurchase of common shares	(827)	(829)
Exercise of stock options	1	2
Repayments of debt by consolidated investment entities	(33)	(518)
Net cash provided by (used in) financing activities	1,496	(1,147)
Effect of exchange rate changes on cash	2	—
Net increase (decrease) in cash and cash equivalents, including amounts restricted and cash balances classified as assets held-for-sale	1,021	(370)
Less: Net change in cash balances classified as assets held for sale	166	—
Net increase (decrease) in cash and cash equivalents, including amounts restricted	855	(370)
Cash and cash equivalents, including amounts restricted, at beginning of period	5,883	5,144
Cash and cash equivalents, including amounts restricted, at end of period	$6,738	$4,774

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$142	$101
Interest paid by consolidated investment entities	42	69
Income taxes paid, net	202	189
Leased assets obtained in exchange for finance lease liabilities	13	—
Leased assets obtained in exchange for operating lease liabilities	18	—
Non-cash investing activity:
Partnership commitments not yet remitted	2	—
Investments transferred in connection with reinsurance transaction	1,265	—

	June 30, 2019	December 31, 2018
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$4,302	$2,931
Cash of consolidated investment entities	59	166
Restricted and segregated cash, cash equivalents and investments	2,377	2,910
Less: Restricted and segregated investments	—	(124)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$6,738	$5,883
(1) Certain prior period amounts have been revised. See Note 1 for more information. See Notes to Consolidated Financial Statements.

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
The Company corrected prior period errors related to the classification of certain changes in other investments in the Consolidated Statements of Cash Flows. For the six months ended June 30, 2018, cash provided by operating activities was overstated by $63 million, and cash provided by investing activities was understated by $63 million. The impact of these corrections was not material to the prior period Consolidated Statement of Cash Flows.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified. See Note 15 for information on the sale of Ameriprise Auto & Home (“AAH”).
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Leases – Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard requires most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The standard was effective for interim and annual periods beginning after December 15, 2018. Entities had the option to adopt the standard using a modified retrospective approach at either the beginning of the earliest period presented or as of the date of adoption. The Company adopted the standard using a modified retrospective approach as of January 1, 2019. The Company also elected the package of practical expedients permitted under the transition guidance within the accounting standard that allows entities to carryforward their historical lease classification and to not reassess contracts for embedded leases among other things. The Company recorded a right-of-use asset of $274 million and a corresponding lease liability of $295 million substantially related to real estate leases. The amount the lease liability exceeds the right-of-use asset primarily reflects lease incentives recorded as a reduction of the right-of-use asset that were previously recorded as a liability. The adoption of the standard did not have other material impacts on the Company’s consolidated results of operations or financial condition. See Note 14 for additional disclosures on leases.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The guidance establishes a significant new category of benefit features called market risk benefits that protect the contractholder from other-than-nominal capital market risk and expose the insurer to that risk. Insurers will have to measure market risk benefits at fair value. Market risk benefits include variable annuity guaranteed benefits (i.e. guaranteed minimum death, withdrawal, withdrawal for life, accumulation and income benefits). The portion of the change in fair value attributable to a change in the instrument-specific credit risk of market risk benefits in a liability position will be recorded in OCI.
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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is currently effective for interim and annual periods beginning after December 15, 2020. On July 17, 2019, the FASB voted to defer the effective date of the standard to January 1, 2022. If the deferral is adopted, the Company will update the effective date accordingly. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.
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
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company is currently evaluating the impact of the standard on its consolidated results of operations and financial condition including developing and refining models with a focus on commercial mortgage loans, syndicated loans, advisor loans and reinsurance recoverables.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended June 30, 2019
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$442	$—	$—	$—	$442	$—	$442
Institutional	—	111	—	—	—	111	—	111
Advisory fees	779	—	—	—	—	779	—	779
Financial planning fees	84	—	—	—	—	84	—	84
Transaction and other fees	91	47	14	2	—	154	—	154
Total management and financial advice fees	954	600	14	2	—	1,570	—	1,570

Distribution fees:
Mutual funds	182	60	—	—	—	242	—	242
Insurance and annuity	218	43	81	7	2	351	—	351
Other products	180	—	—	—	—	180	—	180
Total distribution fees	580	103	81	7	2	773	—	773

Other revenues	49	3	(2)	—	—	50	—	50
Total revenue from contracts with customers	1,583	706	93	9	2	2,393	—	2,393

Revenue from other sources (1)	106	7	527	250	352	1,242	(1)	1,241
Total segment gross revenues	1,689	713	620	259	354	3,635	(1)	3,634
Less: Banking and deposit interest expense	36	1	—	—	2	39	—	39
Total segment net revenues	1,653	712	620	259	352	3,596	(1)	3,595
Less: Intersegment revenues	230	14	91	15	(1)	349	1	350
Total net revenues	$1,423	$698	$529	$244	$353	$3,247	$(2)	$3,245

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$472	$—	$—	$—	$472	$—	$472
Institutional	—	109	—	—	—	109	—	109
Advisory fees	706	—	—	—	—	706	—	706
Financial planning fees	80	—	—	—	—	80	—	80
Transaction and other fees	92	48	15	2	—	157	—	157
Total management and financial advice fees	878	629	15	2	—	1,524	—	1,524

Distribution fees:
Mutual funds	184	68	—	—	—	252	—	252
Insurance and annuity	231	42	84	7	3	367	—	367
Other products	147	—	—	—	—	147	—	147
Total distribution fees	562	110	84	7	3	766	—	766

Other revenues	47	1	—	—	—	48	—	48
Total revenue from contracts with customers	1,487	740	99	9	3	2,338	—	2,338

Revenue from other sources (1)	76	15	523	246	332	1,192	55	1,247
Total segment gross revenues	1,563	755	622	255	335	3,530	55	3,585
Less: Banking and deposit interest expense	20	—	—	—	1	21	—	21
Total segment net revenues	1,543	755	622	255	334	3,509	55	3,564
Less: Intersegment revenues	247	12	90	13	—	362	6	368
Total net revenues	$1,296	$743	$532	$242	$334	$3,147	$49	$3,196

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30, 2019
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$871	$—	$—	$—	$871	$—	$871
Institutional	—	215	—	—	—	215	—	215
Advisory fees	1,504	—	—	—	—	1,504	—	1,504
Financial planning fees	153	—	—	—	—	153	—	153
Transaction and other fees	175	93	27	4	—	299	—	299
Total management and financial advice fees	1,832	1,179	27	4	—	3,042	—	3,042

Distribution fees:
Mutual funds	353	117	—	—	—	470	—	470
Insurance and annuity	423	84	160	14	4	685	—	685
Other products	365	—	—	—	—	365	—	365
Total distribution fees	1,141	201	160	14	4	1,520	—	1,520

Other revenues	94	4	—	—	—	98	—	98
Total revenue from contracts with customers	3,067	1,384	187	18	4	4,660	—	4,660

Revenue from other sources (1)	211	18	1,037	503	694	2,463	2	2,465
Total segment gross revenues	3,278	1,402	1,224	521	698	7,123	2	7,125
Less: Banking and deposit interest expense	71	1	—	—	4	76	—	76
Total segment net revenues	3,207	1,401	1,224	521	694	7,047	2	7,049
Less: intersegment revenues	449	27	179	30	(3)	682	4	686
Total net revenues	$2,758	$1,374	$1,045	$491	$697	$6,365	$(2)	$6,363

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Six Months Ended June 30, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$952	$—	$—	$—	$952	$—	$952
Institutional	—	220	—	—	—	220	—	220
Advisory fees	1,397	—	—	—	—	1,397	—	1,397
Financial planning fees	148	—	—	—	—	148	—	148
Transaction and other fees	181	96	29	3	1	310	—	310
Total management and financial advice fees	1,726	1,268	29	3	1	3,027	—	3,027

Distribution fees:
Mutual funds	374	137	—	—	—	511	—	511
Insurance and annuity	453	87	168	14	4	726	—	726
Other products	292	—	—	—	—	292	—	292
Total distribution fees	1,119	224	168	14	4	1,529	—	1,529

Other revenues	88	2	—	—	—	90	—	90
Total revenue from contracts with customers	2,933	1,494	197	17	5	4,646	—	4,646

Revenue from other sources (1)	147	39	1,038	491	654	2,369	116	2,485
Total segment gross revenues	3,080	1,533	1,235	508	659	7,015	116	7,131
Less: Banking and deposit interest expense	36	—	—	—	2	38	—	38
Total segment net revenues	3,044	1,533	1,235	508	657	6,977	116	7,093
Less: intersegment revenues	487	24	180	29	(1)	719	10	729
Total net revenues	$2,557	$1,509	$1,055	$479	$658	$6,258	$106	$6,364
(1) Revenues not included in the scope of the revenue from contracts with customers standard. The amounts primarily consist of revenue associated with insurance and annuity products or financial instruments.
Prior period revenues for the Protection and Corporate segments in the table above have been restated to reflect the transfer of AAH results to the Corporate segment in the first quarter of 2019. See Note 15 for additional information on the sale of AAH.
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $131 million and $138 million as of June 30, 2019 and December 31, 2018, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets, and were $107 million and $112 million as of June 30, 2019 and December 31, 2018, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $31 million and nil as of June 30, 2019 and December 31, 2018, respectively.
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $689 million and $644 million as of June 30, 2019 and December 31, 2018, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $4 million and $5 million as of June 30, 2019 and December 31, 2018, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $15 million and $18 million as of June 30, 2019 and December 31, 2018, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil and $7 million as of June 30, 2019 and December 31, 2018, respectively.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $15 million and $30 million as of June 30, 2019 and December 31, 2018, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $321 million and $352 million as of June 30, 2019 and December 31, 2018, respectively. The Company had a $22 million and a $43 million liability recorded as of June 30, 2019 and December 31, 2018, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	1	—	1	2
Other investments	4	—	—	4
Syndicated loans	—	1,563	130	1,693
Total investments	5	1,571	131	1,707
Receivables	—	23	—	23
Total assets at fair value	$5	$1,594	$131	$1,730

Liabilities
Debt (1)	$—	$1,707	$—	$1,707
Other liabilities	—	61	—	61
Total liabilities at fair value	$—	$1,768	$—	$1,768

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$9	$—	$9
Common stocks	1	1	—	2
Other investments	4	—	—	4
Syndicated loans	—	1,465	226	1,691
Total investments	5	1,475	226	1,706
Receivables	—	12	—	12
Total assets at fair value	$5	$1,487	$226	$1,718

Liabilities
Debt (1)	$—	$1,743	$—	$1,743
Other liabilities	—	122	—	122
Total liabilities at fair value	$—	$1,865	$—	$1,865

(1)	The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.7 billion as of both June 30, 2019 and December 31, 2018.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance, April 1, 2019	$—	$117
Total gains (losses) included in:
Net income	—	(1)	(1)
Purchases	—	27
Sales	—	(7)
Settlements	—	(4)
Transfers into Level 3	1	59
Transfers out of Level 3	—	(61)
Balance, June 30, 2019	$1	$130

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2019	$—	$(1)	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance, April 1, 2018	$11	$200
Total gains (losses) included in:
Net income	—	(1)	(1)
Purchases	—	24
Sales	(4)	(35)
Settlements	—	(19)
Transfers into Level 3	—	17
Transfers out of Level 3	(3)	(75)
Balance, June 30, 2018	$4	$111

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2018	$—	$—

	Common Stocks	Syndicated Loans
	(in millions)
Balance, January 1, 2019	$—	$226
Total gains (losses) included in:
Net income	—	(1)	(1)
Purchases	—	49
Sales	—	(8)
Settlements	—	(11)
Transfers into Level 3	1	84
Transfers out of Level 3	—	(209)
Balance, June 30, 2019	$1	$130

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2019	$—	$(1)	(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2018	$4		$180
Total gains (losses) included in:
Net income	4	(1)	1	(1)
Purchases	—		42
Sales	(4)		(36)
Settlements	—		(30)
Transfers into Level 3	4		78
Transfers out of Level 3	(4)		(124)
Balance, June 30, 2018	$4		$111

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2018	$2	(1)	$—

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
All Level 3 measurements as of June 30, 2019 and December 31, 2018 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2019	December 31, 2018
	(in millions)
Syndicated loans
Unpaid principal balance	$1,747	$1,743
Excess unpaid principal over fair value	(54)	(52)
Fair value	$1,693	$1,691
Fair value of loans more than 90 days past due	$10	$—
Fair value of loans in nonaccrual status	10	—
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	1	—

Debt
Unpaid principal balance	$1,864	$1,951
Excess unpaid principal over fair value	(157)	(208)
Carrying value (1)	$1,707	$1,743

(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.7 billion as of both June 30, 2019 and December 31, 2018.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(1) million and $25 million for the three months ended June 30, 2019 and 2018, respectively.
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(5) million and $24 million for the six months ended June 30, 2019 and 2018, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in millions)
Debt of consolidated CLOs due 2025-2030	$1,707	$1,743	3.9%	3.7%

The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 11.2%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5.  Investments
The following is a summary of Ameriprise Financial investments:

	June 30, 2019	December 31, 2018
	(in millions)
Available-for-Sale securities, at fair value	$30,642	$31,058
Mortgage loans, net	2,662	2,696
Policy and certificate loans	861	861
Other investments	1,135	1,210
Total	$35,300	$35,825

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans and held-to-maturity certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days. The carrying value of held-to-maturity certificates of deposit was $15 million and $7 million as of June 30, 2019 and December 31, 2018, respectively, which approximates fair value due to the short time between the purchase of the instrument and its expected maturity.
The following is a summary of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Investment income on fixed maturities	$344	$334	$697	$663
Net realized gains (losses) (1)	—	5	4	11
Affordable housing partnerships	(17)	(14)	(32)	(25)
Other	16	43	48	89
Consolidated investment entities	25	51	48	77
Total	$368	$419	$765	$815

(1)
Net realized gains for the six months ended June 30, 2019 included other-than-temporary impairments (“OTTI”) on investments held by AAH, which were classified as held for sale on the Consolidated Balance Sheet as of June 30, 2019. See Note 15 for additional information.

Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$11,562	$1,127	$(29)	$12,660	$(2)
Residential mortgage backed securities	7,697	90	(17)	7,770	—
Commercial mortgage backed securities	5,071	95	(8)	5,158	—
Asset backed securities	1,509	51	(1)	1,559	1
State and municipal obligations	1,214	234	(5)	1,443	—
U.S. government and agencies obligations	1,762	1	—	1,763	—
Foreign government bonds and obligations	276	16	(3)	289	—
Total	$29,091	$1,614	$(63)	$30,642	$(1)

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,741	$555	$(230)	$14,066	$—
Residential mortgage backed securities	6,373	34	(78)	6,329	—
Commercial mortgage backed securities	4,975	18	(116)	4,877	—
Asset backed securities	1,373	36	(11)	1,398	1
State and municipal obligations	2,166	192	(13)	2,345	—
U.S. government and agencies obligations	1,745	—	—	1,745	—
Foreign government bonds and obligations	298	9	(9)	298	—
Total	$30,671	$844	$(457)	$31,058	$1

(1)
Represents the amount of OTTI losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2019 and December 31, 2018, investment securities with a fair value of $2.0 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $810 million and $510 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both June 30, 2019 and December 31, 2018, fixed maturity securities comprised approximately 87% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2019 and December 31, 2018, the Company’s internal analysts rated $632 million and $755 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$15,184	$15,361	50%	$13,399	$13,252	43%
AA	1,124	1,310	4	1,571	1,723	5
A	3,050	3,472	12	3,667	3,899	13
BBB	8,791	9,552	31	11,102	11,290	36
Below investment grade (1)	942	947	3	932	894	3
Total fixed maturities	$29,091	$30,642	100%	$30,671	$31,058	100%

(1)
The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $4 million and $6 million, respectively, at June 30, 2019, and $5 million and $6 million, respectively, at December 31, 2018. These securities are not rated but are included in below investment grade due to their risk characteristics.

As of June 30, 2019 and December 31, 2018, approximately 42% and 36%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	17	$69	$(1)	79	$946	$(28)	96	$1,015	$(29)
Residential mortgage backed securities	84	1,742	(4)	128	1,440	(13)	212	3,182	(17)
Commercial mortgage backed securities	25	642	(2)	45	519	(6)	70	1,161	(8)
Asset backed securities	15	306	—	19	152	(1)	34	458	(1)
State and municipal obligations	1	16	—	11	109	(5)	12	125	(5)
Foreign government bonds and obligations	2	10	—	14	31	(3)	16	41	(3)
Total	144	$2,785	$(7)	296	$3,197	$(56)	440	$5,982	$(63)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	345	$5,522	$(152)	148	$1,717	$(78)	493	$7,239	$(230)
Residential mortgage backed securities	142	2,029	(18)	175	2,132	(60)	317	4,161	(78)
Commercial mortgage backed securities	104	2,062	(30)	112	1,806	(86)	216	3,868	(116)
Asset backed securities	38	491	(6)	35	396	(5)	73	887	(11)
State and municipal obligations	81	255	(4)	100	254	(9)	181	509	(13)
Foreign government bonds and obligations	17	86	(4)	14	17	(5)	31	103	(9)
Total	727	$10,445	$(214)	584	$6,322	$(243)	1,311	$16,767	$(457)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to lower interest rates as well as tighter credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for OTTI related to credit losses on Available-for-Sale securities for which a portion of the securities’ total OTTI was recognized in OCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Beginning balance	$2	$2	$2	$2
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	—	—
Ending balance	$2	$2	$2	$2

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Gross realized investment gains	$3	$5	$22	$11
Gross realized investment losses	(3)	—	(12)	(1)
Other-than-temporary impairments	—	—	(5)	—
Total	$—	$5	$5	$10

Other-than-temporary impairments for the six months ended June 30, 2019 primarily related to investments held by AAH, which were classified as held for sale on the Consolidated Balance Sheet as of June 30, 2019. See Note 15 for additional information.
See Note 16 for a rollforward of net unrealized investment gains (losses) included in AOCI.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity as of June 30, 2019 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,880	$2,885
Due after one year through five years	4,800	4,937
Due after five years through 10 years	2,940	3,133
Due after 10 years	4,194	5,200
	14,814	16,155
Residential mortgage backed securities	7,697	7,770
Commercial mortgage backed securities	5,071	5,158
Asset backed securities	1,509	1,559
Total	$29,091	$30,642

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
Allowance for Loan Losses
Policy and certificate loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy and certificate loans, the Company does not record an allowance for loan losses. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. The Company does not have an allowance for loan losses for the reinsurance deposit receivable as the receivable is supported by a trust and there is minimal risk of loss.
Commercial Mortgage Loans and Syndicated Loans
The following table presents a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2019	2018
	(in millions)
Beginning balance	$24	$26
Charge-offs	(1)	(2)
Provisions	—	—
Ending balance	$23	$24

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	23	24

The recorded investment in financing receivables by impairment method was as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Individually evaluated for impairment	$14	$24
Collectively evaluated for impairment	3,216	3,239
Total	$3,230	$3,263

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of June 30, 2019 and December 31, 2018, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $14 million and $24 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the three months ended June 30, 2019 and 2018, the Company purchased $41 million and $112 million, respectively, of syndicated loans, and sold $14 million and $33 million, respectively, of syndicated loans. During the six months ended June 30, 2019 and 2018, the Company purchased $74 million and $145 million, respectively, of syndicated loans, and sold $27 million and $36 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. As of June 30, 2019 and December 31, 2018, principal amounts outstanding for advisor loans were $603 million and $558 million, respectively. As of June 30, 2019 and December 31, 2018, allowance for loan losses were $27 million and $25 million, respectively. The allowance for loan losses related to loans to financial advisors is not included in the table disclosures above. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with the Company was $15 million and $18 million as of June 30, 2019 and December 31, 2018, respectively. The allowance for loan losses on these loans was $11 million and $13 million as of June 30, 2019 and December 31, 2018, respectively.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $13 million and $16 million as of June 30, 2019 and December 31, 2018, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2019 and December 31, 2018. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in millions)
East North Central	$216	$216	8%	8%
East South Central	107	107	4	4
Middle Atlantic	186	187	7	7
Mountain	249	237	9	9
New England	56	62	2	2
Pacific	813	814	30	30
South Atlantic	705	731	26	27
West North Central	205	213	8	8
West South Central	144	148	6	5
	2,681	2,715	100%	100%
Less: allowance for loan losses	19	19
Total	$2,662	$2,696

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in millions)
Apartments	$611	$621	23%	23%
Hotel	53	43	2	1
Industrial	432	453	16	17
Mixed use	68	54	3	2
Office	420	435	15	16
Retail	901	897	34	33
Other	196	212	7	8
	2,681	2,715	100%	100%
Less: allowance for loan losses	19	19
Total	$2,662	$2,696

Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2019 and December 31, 2018 was $549 million and $548 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of both June 30, 2019 and December 31, 2018 were not material.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both June 30, 2019 and December 31, 2018. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for both the three months and six months ended June 30, 2019 and 2018. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
Reinsurance Deposit Receivable
The reinsurance deposit receivable was $1.6 billion as of June 30, 2019.
In the first quarter of 2019, the Company reinsured approximately $1.7 billion of fixed annuity polices sold through third parties, which is approximately 20% of in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to meet the Company’s risk management objectives. The transaction was effective as of January 1, 2019.
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
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2019	2018
	(in millions)
Balance at January 1	$2,776	$2,676
Capitalization of acquisition costs	150	164
Amortization	(74)	(155)
Impact of change in net unrealized (gains) losses on securities	(123)	83
Reclassified to assets held for sale (1)	(16)	—
Balance at June 30	$2,713	$2,768

(1) See Note 15 for additional information on held for sale classification.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2019	2018
	(in millions)
Balance at January 1	$251	$276
Capitalization of sales inducement costs	1	1
Amortization	(6)	(20)
Impact of change in net unrealized (gains) losses on securities	(19)	14
Balance at June 30	$227	$271

8.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,102	$9,338
Variable annuity fixed sub-accounts	5,114	5,129
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,072	3,063
Indexed universal life (“IUL”) insurance	1,860	1,728
Other life insurance	665	683
Total policyholder account balances	19,813	19,941

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,297	875
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(35)	(19)
Other annuity liabilities	104	26
Fixed annuity life contingent liabilities	1,458	1,459
Life and disability income insurance	1,217	1,221
Long term care insurance	5,177	4,981
UL/VUL and other life insurance additional liabilities	975	749
Total future policy benefits	10,193	9,292
Policy claims and other policyholders’ funds	177	891
Total policyholder account balances, future policy benefits and claims	$30,183	$30,124

(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both June 30, 2019 and December 31, 2018 reported as a contra liability.
Separate account liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Variable annuity	$72,941	$66,913
VUL insurance	7,166	6,451
Other insurance	30	29
Threadneedle investment liabilities	4,789	4,532
Total	$84,926	$77,925

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	June 30, 2019				December 31, 2018
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$60,927	$58,993	$10	67	$55,810	$53,872	$417	67
Five/six-year reset	8,003	5,276	9	67	7,670	4,941	112	67
One-year ratchet	5,922	5,579	14	70	5,560	5,210	417	70
Five-year ratchet	1,390	1,335	1	66	1,307	1,251	23	66
Other	1,140	1,120	73	72	1,033	1,014	148	72
Total — GMDB	$77,382	$72,303	$107	67	$71,380	$66,288	$1,117	67

GGU death benefit	$1,077	$1,025	$123	70	$992	$940	$112	70

GMIB	$189	$174	$8	70	$180	$164	$12	69

GMWB:
GMWB	$2,062	$2,056	$1	73	$1,990	$1,984	$3	72
GMWB for life	45,076	44,980	310	68	40,966	40,876	742	68
Total — GMWB	$47,138	$47,036	$311	68	$42,956	$42,860	$745	68

GMAB	$2,518	$2,512	$—	60	$2,456	$2,450	$24	59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2019		December 31, 2018
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,505	66	$6,513	66

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	3	—	(335)	5	53
Paid claims	(3)	—	—	—	(13)
Balance at June 30, 2018	$17	$6	$128	$(75)	$529

Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	1	(1)	422	(16)	64
Paid claims	(3)	—	—	—	(25)
Balance at June 30, 2019	$17	$7	$1,297	$(35)	$698

(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2019	December 31, 2018
	(in millions)
Mutual funds:
Equity	$43,217	$39,764
Bond	23,351	21,190
Other	5,977	5,568
Total mutual funds	$72,545	$66,522

10.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in millions)
Long-term debt:
Senior notes due 2019	$—	$300	—%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2022	500	—	3.0	—
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	64	25
Other (1)	(10)	(8)
Total long-term debt	3,104	2,867

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	151	151	2.6	2.6
Repurchase agreements	50	50	2.7	2.6
Total short-term borrowings	201	201
Total	$3,305	$3,068
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
The Company repaid $300 million principal amount of its 7.3% senior notes at maturity on June 28, 2019.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both June 30, 2019 and December 31, 2018, the Company has pledged $52 million of agency residential mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than one month as of June 30, 2019 and less than three months as of December 31, 2018. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance subsidiary is a member of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $814 million and $780 million as of June 30, 2019 and December 31, 2018, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both June 30, 2019 and December 31, 2018. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. As of both June 30, 2019 and December 31, 2018, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both June 30, 2019 and December 31, 2018.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$452	$3,168	$—	$3,620
Available-for-Sale securities:
Corporate debt securities	—	11,851	809	12,660
Residential mortgage backed securities	—	7,322	448	7,770
Commercial mortgage backed securities	—	5,158	—	5,158
Asset backed securities	—	1,535	24	1,559
State and municipal obligations	—	1,443	—	1,443
U.S. government and agency obligations	1,763	—	—	1,763
Foreign government bonds and obligations	—	289	—	289
Total Available-for-Sale securities	1,763	27,598	1,281	30,642
Equity securities	1	—	—	1
Investments at net asset value (“NAV”)				6	(1)
Trading securities	11	35	—	46
Separate account assets at NAV				84,926	(1)
Investments and cash equivalents segregated for regulatory purposes	8	—	—	8
Other assets:
Interest rate derivative contracts	—	1,414	—	1,414
Equity derivative contracts	115	2,052	—	2,167
Foreign exchange derivative contracts	—	55	—	55
Total other assets	115	3,521	—	3,636
Total assets at fair value	$2,350	$34,322	$1,281	$122,885

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$31	$34
IUL embedded derivatives	—	—	819	819
GMWB and GMAB embedded derivatives	—	—	696	696	(2)
Total policyholder account balances, future policy benefits and claims	—	3	1,546	1,549	(3)
Customer deposits	—	13	—	13
Other liabilities:
Interest rate derivative contracts	—	410	—	410
Equity derivative contracts	22	2,815	—	2,837
Credit derivative contracts	—	12	—	12
Foreign exchange derivative contracts	—	39	—	39
Other	8	8	31	47
Total other liabilities	30	3,284	31	3,345
Total liabilities at fair value	$30	$3,300	$1,577	$4,907

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$155	$2,350	$—	$2,505
Available-for-Sale securities:
Corporate debt securities	—	13,153	913	14,066
Residential mortgage backed securities	—	6,193	136	6,329
Commercial mortgage backed securities	—	4,857	20	4,877
Asset backed securities	—	1,392	6	1,398
State and municipal obligations	—	2,345	—	2,345
U.S. government and agency obligations	1,745	—	—	1,745
Foreign government bonds and obligations	—	298	—	298
Total Available-for-Sale securities	1,745	28,238	1,075	31,058
Equity securities	—	1	—	1
Investments at NAV				6	(1)
Trading securities	36	38	—	74
Separate account assets at NAV				77,925	(1)
Investments and cash equivalents segregated for regulatory purposes	301	—	—	301
Other assets:
Interest rate derivative contracts	—	796	—	796
Equity derivative contracts	191	1,527	—	1,718
Foreign exchange derivative contracts	5	55	—	60
Total other assets	196	2,378	—	2,574
Total assets at fair value	$2,433	$33,005	$1,075	$114,444

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$14	$17
IUL embedded derivatives	—	—	628	628
GMWB and GMAB embedded derivatives	—	—	328	328	(4)
Total policyholder account balances, future policy benefits and claims	—	3	970	973	(5)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	424	—	424
Equity derivative contracts	78	2,076	—	2,154
Credit derivative contracts	—	18	—	18
Foreign exchange derivative contracts	4	31	—	35
Other	13	6	30	49
Total other liabilities	95	2,555	30	2,680
Total liabilities at fair value	$95	$2,564	$1,000	$3,659

(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $927 million of individual contracts in a liability position and $231 million of individual contracts in an asset position as of June 30, 2019.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(592) million cumulative increase (decrease) to the embedded derivatives as of June 30, 2019.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2019	$847	$37	$6	$890
Total gains (losses) included in:
Other comprehensive income	13	—	—	13
Purchases	14	417	18	449
Settlements	(65)	(2)	—	(67)
Transfers out of Level 3	—	(4)	—	(4)
Balance, June 30, 2019	$809	$448	$24	$1,281

Changes in unrealized gains (losses) relating to assets held at June 30, 2019	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2019	$23		$745		$180		$948	$31
Total (gains) losses included in:
Net income	1	(1)	60	(1)	433	(2)	494	—
Issues	7		31		86		124	—
Settlements	—		(17)		(3)		(20)	—
Balance, June 30, 2019	$31		$819		$696		$1,546	$31
Changes in unrealized (gains) losses relating to liabilities held at June 30, 2019	$—		$60	(1)	$430	(2)	$490	$—

	Available-for-Sale Securities					Other Derivatives Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2018	$1,095	$146	$—	$17	$1,258	$—
Total gains (losses) included in:
Net income	—	—	—	—	—	(1)	(2)
Other comprehensive loss	(12)	3	—	—	(9)	—
Purchases	15	—	52	22	89	3
Settlements	(58)	(12)	—	—	(70)	—
Transfers into Level 3	—	—	—	2	2	—
Transfers out of Level 3	—	(17)	—	(10)	(27)	—
Balance, June 30, 2018	$1,040	$120	$52	$31	$1,243	$2

Changes in unrealized gains (losses) relating to assets held at June 30, 2018	$—	$—	$—	$—	$—	$(1)	(2)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2018	$3	$585		$(329)		$259	$28
Total (gains) losses included in:
Net income	—	26	(1)	(175)	(2)	(149)	1	(3)
Issues	5	21		84		110	—
Settlements	—	(12)		(5)		(17)	—
Balance, June 30, 2018	$8	$620		$(425)		$203	$29
Changes in unrealized (gains) losses relating to liabilities held at June 30, 2018	$—	$26	(1)	$(173)	(2)	$(147)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$913	$136	$20	$6	$1,075
Total gains (losses) included in:
Other comprehensive income (loss)	28	—	—	—	28
Purchases	14	417	—	18	449
Settlements	(146)	(6)	—	—	(152)
Transfers out of Level 3	—	(99)	(20)	—	(119)
Balance, June 30, 2019	$809	$448	$—	$24	$1,281

Changes in unrealized gains (losses) relating to assets held at June 30, 2019	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970	$30
Total (gains) losses included in:
Net income	3	(1)	158	(1)	203	(2)	364	1	(3)
Issues	14		67		170		251	—
Settlements	—		(34)		(5)		(39)	—
Balance, June 30, 2019	$31		$819		$696		$1,546	$31
Changes in unrealized (gains) losses relating to liabilities held at June 30, 2019	$—		$158	(1)	$200	(2)	$358	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities						Other Derivatives Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,139	$155	$—	$7	$1,301		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(4)	(1)	(2)
Other comprehensive income (loss)	(26)	1	—	—	(25)		—
Purchases	15	—	52	32	99		3
Settlements	(87)	(19)	—	—	(106)		—
Transfers into Level 3	—	—	—	2	2		—
Transfers out of Level 3	—	(17)	—	(10)	(27)		—
Balance, June 30, 2018	$1,040	$120	$52	$31	$1,243		$2

Changes in unrealized gains (losses) relating to assets held at June 30, 2018	$(1)	$—	$—	$—	$(1)	(4)	$(1)	(2)

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—	$601		$(49)		$552	$28
Total (gains) losses included in:
Net income	—	1	(1)	(531)	(2)	(530)	1	(3)
Issues	8	41		167		216	—
Settlements	—	(23)		(12)		(35)	—
Balance, June 30, 2018	$8	$620		$(425)		$203	$29
Changes in unrealized (gains) losses relating to liabilities held at June 30, 2018	$—	$1	(1)	$(521)	(2)	$(520)	$—
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(3) Included in general and administrative expense in the Consolidated Statements of Operations.
(4) Included in net investment income in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $43 million and $15 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended June 30, 2019 and 2018, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(115) million and $48 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the six months ended June 30, 2019 and 2018, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$808	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.9%	1.3%
Asset backed securities	$6	Discounted cash flow	Annual short-term default rate	2.8%
			Annual long-term default rate	2.5%	–	3.0%	2.6%
			Discount rate	11.0%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$819	Discounted cash flow	Nonperformance risk (1)	78 bps
Indexed annuity embedded derivatives	$31	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	78 bps
GMWB and GMAB embedded derivatives	$696	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	3.8%	–	15.6%
			Nonperformance risk (1)	78 bps
Contingent consideration liabilities	$31	Discounted cash flow	Discount rate	9.0%

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$912	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.6%	1.5%
Asset backed securities	$6	Discounted cash flow	Annual short-term default rate	2.3%
			Annual long-term default rate	2.5%	–	3.0%	2.9%
			Discount rate	11.5%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$628	Discounted cash flow	Nonperformance risk (1)	119 bps
Indexed annuity embedded derivatives	$14	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	119 bps
GMWB and GMAB embedded derivatives	$328	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	4.0%	–	16.1%
			Nonperformance risk (1)	119 bps
Contingent consideration liabilities	$30	Discounted cash flow	Discount rate	9.0%

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2019 and December 31, 2018. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value as the present value of future expected benefit payments less the present value of future expected rider fees attributable to the embedded derivative feature. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to contractholder behavior assumptions, implied volatility, and margins for risk, profit and expenses that the Company believes an exit market participant would expect. The fair value also reflects a current estimate of the Company’s nonperformance risk specific to these embedded derivatives. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2019 and December 31, 2018. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Securities sold but not yet purchased represent obligations of the Company to deliver specified securities that it does not yet own, creating a liability to purchase the security in the market at prevailing prices. When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities sold but not yet purchased primarily include U.S Treasuries traded in active markets. Level 2 securities sold but not yet purchased primarily include corporate bonds.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for OTTI. The investments that are determined to be OTTI are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $74 million and $112 million as of June 30, 2019 and December 31, 2018, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,662	$—	$—	$2,725	$2,725
Policy and certificate loans	861	—	—	807	807
Receivables	3,212	89	978	2,227	3,294
Restricted and segregated cash	2,369	2,369	—	—	2,369
Other investments and assets	582	—	535	43	578

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,331	$—	$—	$10,065	$10,065
Investment certificate reserves	7,938	—	—	7,920	7,920
Banking and brokerage deposits	5,341	5,341	—	—	5,341
Separate account liabilities — investment contracts	5,125	—	5,125	—	5,125
Debt and other liabilities	3,381	100	3,360	31	3,491

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,696	$—	$—	$2,661	$2,661
Policy and certificate loans	861	—	—	810	810
Receivables	1,677	179	965	489	1,633
Restricted and segregated cash	2,609	2,609	—	—	2,609
Other investments and assets	572	—	491	60	551

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,609	$—	$—	$9,672	$9,672
Investment certificate reserves	7,886	—	—	7,845	7,845
Brokerage deposits	3,660	3,660	—	—	3,660
Separate account liabilities — investment contracts	4,843	—	4,843	—	4,843	(1)
Debt and other liabilities	3,296	188	3,059	57	3,304
(1) The fair value of separate account liabilities - investment contracts as of December 31, 2018 was previously incorrectly omitted from the fair value hierarchy based on use of NAV per share as a practical expedient.
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
Policyholder account balances, future policy benefit and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 8 for additional information on these liabilities. Investment certificate reserves represent customer deposits for fixed rate certificates and stock market certificates. Banking and brokerage deposits are amounts payable to customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. Separate account liabilities are primarily investment contracts in pooled pension funds offered by Threadneedle. Debt and other liabilities include the Company’s long-term debt, short-term borrowings, securities loaned and future funding commitments to affordable housing partnerships and other real estate partnerships. See Note 10 for further information on the Company’s long-term debt and short-term borrowings.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,561	$—	$3,561	$(2,528)	$(933)	$(68)	$32
OTC cleared	15	—	15	(15)	—	—	—
Exchange-traded	60	—	60	(2)	—	—	58
Total derivatives	3,636	—	3,636	(2,545)	(933)	(68)	90
Securities borrowed	89	—	89	(10)	—	(78)	1
Total	$3,725	$—	$3,725	$(2,555)	$(933)	$(146)	$91

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,525	$—	$2,525	$(2,075)	$(403)	$(26)	$21
OTC cleared	34	—	34	(23)	—	—	11
Exchange-traded	15	—	15	(1)	—	—	14
Total derivatives	2,574	—	2,574	(2,099)	(403)	(26)	46
Securities borrowed	179	—	179	(37)	—	(139)	3
Total	$2,753	$—	$2,753	$(2,136)	$(403)	$(165)	$49
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,261	$—	$3,261	$(2,528)	$(40)	$(691)	$2
OTC cleared	24	—	24	(15)	—	—	9
Exchange-traded	13	—	13	(2)	—	—	11
Total derivatives	3,298	—	3,298	(2,545)	(40)	(691)	22
Securities loaned	100	—	100	(10)	—	(88)	2
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,448	$—	$3,448	$(2,555)	$(40)	$(829)	$24

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,597	$—	$2,597	$(2,075)	$(89)	$(430)	$3
OTC cleared	24	—	24	(23)	—	—	1
Exchange-traded	10	—	10	(1)	—	—	9
Total derivatives	2,631	—	2,631	(2,099)	(89)	(430)	13
Securities loaned	188	—	188	(37)	—	(146)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,869	$—	$2,869	$(2,136)	$(89)	$(626)	$18
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
Certain of the Company’s freestanding derivative instruments are subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 12 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2019			December 31, 2018
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$375	$6	$—	$675	$7	$—
Foreign exchange contracts – net investment hedges	102	2	—	103	1	—
Total qualifying hedges	477	8	—	778	8	—

Derivatives not designated as hedging instruments
Interest rate contracts	60,020	1,408	410	58,244	789	424
Equity contracts	54,662	2,167	2,837	54,079	1,718	2,154
Credit contracts	1,340	—	12	1,209	—	18
Foreign exchange contracts	4,799	53	39	4,908	59	35
Other contracts	1	—	—	2	—	—
Total non-designated hedges	120,822	3,628	3,298	118,442	2,566	2,631

Embedded derivatives
GMWB and GMAB (4)	N/A	—	696	N/A	—	328
IUL	N/A	—	819	N/A	—	628
Indexed annuities	N/A	—	34	N/A	—	17
SMC	N/A	—	13	N/A	—	6
Total embedded derivatives	N/A	—	1,562	N/A	—	979
Total derivatives	$121,299	$3,636	$4,860	$119,220	$2,574	$3,610
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.3 billion and $1.4 billion as of June 30, 2019 and December 31, 2018, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral. See Note 4 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives as of June 30, 2019 included $927 million of individual contracts in a liability position and $231 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2018 included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of June 30, 2019 and December 31, 2018, investment securities with a fair value of $68 million and $28 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $68 million and $28 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2019 and December 31, 2018, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both June 30, 2019 and December 31, 2018, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2019
Interest rate contracts	$(19)	$—	$—	$—	$626	$—
Equity contracts	—	2	12	18	(217)	2
Credit contracts	1	—	—	—	(40)	—
Foreign exchange contracts	—	—	—	—	(4)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(516)	—
IUL embedded derivatives	—	—	—	(43)	—	—
Indexed annuities embedded derivatives	—	—	—	(1)	—	—
Total gain (loss)	$(18)	$2	$12	$(26)	$(151)	$2

Six Months Ended June 30, 2019
Interest rate contracts	$(28)	$—	$—	$—	$957	$—
Equity contracts	—	8	60	66	(917)	10
Credit contracts	—	—	—	—	(69)	—
Foreign exchange contracts	—	—	—	—	(10)	(1)
GMWB and GMAB embedded derivatives	—	—	—	—	(368)	—
IUL embedded derivatives	—	—	—	(124)	—	—
Indexed annuities embedded derivatives	—	—	—	(3)	—	—
SMC embedded derivatives	—	(6)	—	—	—	—
Total gain (loss)	$(28)	$2	$60	$(61)	$(407)	$9

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2018
Interest rate contracts	$5	$—	$—	$—	$(135)	$—
Equity contracts	—	1	8	11	(137)	2
Credit contracts	—	—	—	—	6	—
Foreign exchange contracts	—	—	—	—	(3)	(6)
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	96	—
IUL embedded derivatives	—	—	—	(14)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$5	$—	$8	$(3)	$(175)	$(4)

Six Months Ended June 30, 2018
Interest rate contracts	$22	$—	$—	$—	$(533)	$—
Equity contracts	—	1	5	3	(112)	2
Credit contracts	—	—	—	—	18	—
Foreign exchange contracts	—	—	—	—	(1)	(8)
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	376	—
IUL embedded derivatives	—	—	—	22	—	—
Total gain (loss)	$22	$1	$5	$25	$(254)	$(6)

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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of June 30, 2019:

	Premiums Payable	Premiums Receivable
	(in millions)
2019 (1)	$203	$126
2020	216	135
2021	187	127
2022	222	200
2023	142	43
2024 - 2028	421	17
Total	$1,391	$648

(1) 2019 amounts represent the amounts payable and receivable for the period from July 1, 2019 to December 31, 2019.
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
The Company enters into futures, credit default swaps and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The Company enters into foreign currency forward contracts to economically hedge its exposure to certain foreign transactions. The Company enters into futures contracts to economically hedge its exposure related to compensation plans. The Company enters into interest rate swaps to offset interest rate changes on unrealized gains or losses for certain investments.
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
Prior to the adoption of the new accounting standard Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities on January 1, 2019, the Company recorded the effective portion of the gain or loss on the derivative instruments in AOCI

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and any ineffective portion in current period earnings. See Note 2 for additional information on the adoption of the new accounting standard.
For the three months and six months ended June 30, 2019 and 2018, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of June 30, 2019 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $1 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 16 years and relates to forecasted debt interest payments. See Note 16 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
Fair Value Hedges
The Company entered into and designated as fair value hedges two interest rate swaps to convert senior notes due 2019 and 2020 from fixed rate debt to floating rate debt. The interest rate swap related to the senior notes due June 2019 was settled during the second quarter when the debt was repaid. The swaps have identical terms as the underlying debt being hedged. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. See Note 10 for the cumulative basis adjustments for fair value hedges.
The following table is a summary of the impact of derivatives designated as hedges on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Total interest and debt expense per Consolidated Statements of Operations	$59	$80	$112	$131
Gain (loss) on interest rate contracts designated as fair value hedges:
Hedged items	$1	$3	$2	$11
Derivatives designated as fair value hedges	(1)	(3)	(2)	(11)
Gain (loss) on interest rate contracts designated as cash flow hedges:
Amount of gain (loss) reclassified from AOCI into income	$1	$(1)	$1	$(1)

Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended June 30, 2019 and 2018, the Company recognized a loss of nil and a gain of $13 million, respectively, in OCI. For the six months ended June 30, 2019 and 2018, the Company recognized a loss of $3 million and a gain of $6 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2019 and December 31, 2018, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $344 million and $171 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2019 and December 31, 2018 was $344 million and $170 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2019 and December 31, 2018 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $1 million as of June 30, 2019 and December 31, 2018, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

14.  Leases
The Company has operating and finance leases for corporate and field offices. We determine if an arrangement is a lease at inception or modification. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and corresponding lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Certain lease incentives such as free rent periods are recorded as a reduction of the ROU asset. The Company uses an incremental borrowing rate that is readily available in determining the present value of future lease payments. Lease costs for operating ROU assets is recognized on a straight-line basis over the lease term.
Certain leases include one or more options to renew with terms that can extend the lease from one year to 20 years. The exercise of any lease renewal option is at the sole discretion of the Company. Renewal options are included in the ROU assets and lease liabilities when they either provide an economic incentive to renew or when the costs related to the termination of a lease outweigh the benefits of signing a new lease. See Note 2 for further discussion on the Company's accounting policy on leases.
The following table presents the balances for operating and finance ROU assets and lease liabilities:

Leases	Classification	June 30, 2019
		(in millions)
Assets
Operating lease assets	Other assets	$225
Finance lease assets	Other assets	56
Total lease assets		$281

Liabilities
Operating lease liabilities	Other liabilities	$246
Finance lease liabilities	Long-term debt	64
Total lease liabilities		$310
The components of lease expense include operating and finance lease costs. For the three months and six months ended June 30, 2019 operating lease costs were $14 million and $29 million, respectively. For the three months and six months ended June 30, 2019, finance lease costs were $3 million and $5 million, respectively, and consisted of $2 million and $4 million, respectively, in amortization. These costs are recorded in general and administrative expenses in the Consolidated Statements of Operations. The amount of interest expense on finance leases was $1 million for both the three months and six months ended June 30, 2019. The interest expense costs are recorded in interest and debt expense in the Consolidated Statements of Operations.
Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate are as follows:

Maturity of Lease Liabilities	June 30, 2019
	Finance Leases	Operating Leases
	(in millions)
2019	$8	$27
2020	14	59
2021	10	45
2022	10	37
2023	10	30
Thereafter	19	75
Total lease payments	71	273
Less: Interest	(7)	(27)
Present value of lease liabilities	$64	$246
Weighted-average remaining lease term (years)	6.3	6.3
Weighted-average discount rate	3.4%	3.1%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Maturities of lease liabilities prior to the adoption of new lease guidance were as follows:

Maturity of Lease Liabilities	December 31, 2018
Operating Leases
(in millions)
2019	$61
2020	53
2021	40
2022	33
2023	26
Thereafter	65
Total lease payments	$278

For the six months ended June 30, 2019, operating lease cash flows included $31 million of cash paid for amounts included in the measurement of operating lease liabilities. For the six months ended June 30, 2019, financing lease cash flows included $6 million of cash paid for amounts included in the measurement of finance lease liabilities. For the six months ended June 30, 2019, operating cash flows included $1 million of cash paid for amounts included in the measurement of finance lease liabilities.
15. Held for Sale Classification
On April 2, 2019, the Company announced it signed a definitive agreement with a subsidiary of American Family Insurance Mutual Holding Company (American Family Insurance) for the sale of Ameriprise Auto & Home, a business unit of Ameriprise Financial. The Ameriprise Auto & Home legal entities are being sold in the transaction. The Company will receive gross proceeds of $1.05 billion in cash. After a payment to an affinity partner, the net proceeds will be approximately $950 million, subject to certain post-closing financial adjustments. The transaction is subject to customary conditions and regulatory approvals and is expected to close in the fourth quarter of 2019.
A business is required to be classified as held for sale in the period in which the following criteria are met: (i) management has approved the sale and commits to a plan to sell the business, (ii) the business is available for immediate sale, (iii) an active program to locate a buyer has been initiated, (iv) the sale of the business is probable and the transfer of the business is expected to occur within one year, (v) the business is being actively marketed and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company has met the requirements to classify assets and liabilities related to AAH as held for sale on its Consolidated Balance Sheet as of June 30, 2019. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The Company did not recognize a loss as the carrying amount of the business did not exceed its estimated fair value as of June 30, 2019. The Company recognized an impairment of $5 million in the first quarter of 2019 on investments held by AAH as the Company no longer intends to hold the securities until the recovery of fair value to book value.
The following table summarizes the components of assets and liabilities held for sale on the Company’s Consolidated Balance Sheet as of June 30, 2019:

(in millions)
Assets
Cash and cash equivalents	$166
Investments	1,599
Receivables	216
Deferred acquisition costs	16
Other assets	30
Total assets held for sale	$2,027

Liabilities
Policyholder account balances, future policy benefits and claims	$686
Accounts payable and accrued expenses	81
Other liabilities	374
Total liabilities held for sale	$1,141

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

16.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2019			2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$512	$(60)	$452	$(266)	$59	$(207)
Reclassification of net (gains) losses on securities included in net income (2)	—	—	—	(5)	1	(4)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(259)	55	(204)	103	(22)	81
Net unrealized gains (losses) on securities	253	(5)	248	(168)	38	(130)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	—	—	—	—	—	—
Net unrealized gains (losses) on derivatives	—	—	—	—	—	—
Foreign currency translation	(15)	1	(14)	(46)	2	(44)
Total other comprehensive income (loss)	$238	$(4)	$234	$(214)	$40	$(174)

	Six Months Ended June 30,
	2019			2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,169	$(201)	$968	$(818)	$182	$(636)
Reclassification of net (gains) losses on securities included in net income (2)	(5)	1	(4)	(10)	2	(8)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(499)	105	(394)	319	(67)	252
Net unrealized gains (losses) on securities	665	(95)	570	(509)	117	(392)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (4)	(1)	—	(1)	—	—	—
Net unrealized gains (losses) on derivatives	(1)	—	(1)	—	—	—
Foreign currency translation	(9)	—	(9)	(16)	1	(15)
Total other comprehensive income (loss)	$655	$(95)	$560	$(525)	$118	$(407)
(1) Includes OTTI losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes nil and a $1 million pretax gain reclassified to interest and debt expense for the three months ended June 30, 2019 and 2018, respectively, and nil and a $1 million pretax loss reclassified to net investment income for the three months ended June 30, 2019 and 2018, respectively.
(4) Includes a $1 million pretax gain reclassified to interest and debt expense for both the six months ended June 30, 2019 and 2018, and nil and a $1 million pretax loss reclassified to net investment income for the six months ended June 30, 2019 and 2018, respectively.
Other comprehensive income (loss) related to net unrealized gains (losses) on securities includes three components: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit OTTI losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, April 1, 2019	$342		$7	$(120)	$(193)	$(1)	$35
OCI before reclassifications	248		—	—	(14)	—	234
Amounts reclassified from AOCI	—		—	—	—	—	—
Total OCI	248		—	—	(14)	—	234
Balance, June 30, 2019	$590	(1)	$7	$(120)	$(207)	$(1)	$269

Balance, January 1, 2019	$20		$8	$(120)	$(198)	$(1)	$(291)
OCI before reclassifications	574		—	—	(9)	—	565
Amounts reclassified from AOCI	(4)		(1)	—	—	—	(5)
Total OCI	570		(1)	—	(9)	—	560
Balance, June 30, 2019	$590	(1)	$7	$(120)	$(207)	$(1)	$269

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, April 1, 2018	$223		$8	$(97)	$(138)	$(1)	$(5)
OCI before reclassifications	(126)		—	—	(44)	—	(170)
Amounts reclassified from AOCI	(4)		—	—	—	—	(4)
Total OCI	(130)		—	—	(44)	—	(174)
Balance, June 30, 2018	$93	(1)	$8	$(97)	$(182)	$(1)	$(179)

Balance, January 1, 2018	$486		$8	$(97)	$(167)	$(1)	$229
Cumulative effect of adoption of equity securities guidance	(1)		—	—	—	—	(1)
OCI before reclassifications	(384)		—	—	(15)	—	(399)
Amounts reclassified from AOCI	(8)		—	—	—	—	(8)
Total OCI	(392)		—	—	(15)	—	(407)
Balance, June 30, 2018	$93	(1)	$8	$(97)	$(182)	$(1)	$(179)
(1) Includes $(1) million and $1 million of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of June 30, 2019 and June 30, 2018, respectively.
For the six months ended June 30, 2019 and 2018, the Company repurchased a total of 5.8 million shares and 5.3 million shares, respectively, of its common stock for an aggregate cost of $791 million and $787 million, respectively. In April 2017, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019, which was exhausted in the second quarter of 2019. In February 2019, the Company’s Board of Directors authorized an additional repurchase up to $2.5 billion of the Company’s common stock through March 31, 2021. As of June 30, 2019, the Company had $2.2 billion remaining under this share repurchase authorization.
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
For the six months ended June 30, 2019 and 2018, the Company reacquired 0.3 million shares and 0.2 million shares, respectively, of

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

its common stock through the surrender of shares upon vesting and paid in the aggregate $30 million and $39 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2019 and 2018, the Company reacquired 0.4 million shares and 0.5 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $51 million and $74 million, respectively.
During the six months ended June 30, 2019 and 2018, the Company reissued 0.7 million and 0.8 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
17. Regulatory Requirements
The Company’s insurance subsidiaries are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. RiverSource Life received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2019, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice was intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees.
The permitted practice allowed RiverSource Life to defer a portion of the change in fair value, net investment income and realized gains or losses generated from designated derivatives to the extent the amounts do not offset the current period interest-rate related change in the variable annuity statutory reserve liability. The deferred amount could be amortized over ten years using the straight-line method with the ability to accelerate amortization at management’s discretion. As of June 30, 2019, RiverSource Life elected to accelerate amortization of the net deferred amount associated with its permitted practice.
18.  Income Taxes
The Company’s effective tax rate was 16.1% and 15.7% for the three months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was 16.0% and 15.2% for the six months ended June 30, 2019 and 2018, respectively.
The effective tax rate for the three months ended June 30, 2019 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits and foreign tax credits. The effective tax rate for the six months ended June 30, 2019 is lower than the statutory rate as a result of tax preferred items including foreign tax credits and low income housing tax credits, partially offset by lower income for the six months ended June 30, 2019 relative to income expected for the full year.
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
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $21 million and $20 million as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, the Company had $117 million and $92 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $81 million and $70 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2019 and December 31, 2018, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $50 million to $60 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three months and six months ended June 30, 2019, respectively. The Company recognized nil and a net increase of $1 million in interest and penalties for the three months and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had a payable of $12 million and $10 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the first quarter of 2019, the Company reached an agreement with the IRS to finalize the 2014 and 2015 IRS audits. However, during the second quarter, the Company made a determination to file amended returns for one issue on the 2014 and 2015 income tax returns. The IRS is currently auditing the Company’s U.S. income tax returns for 2016 and 2017. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017. In the United Kingdom (“UK”), Her Majesty’s Revenue and Customs is performing a business risk review of the Company’s UK subsidiaries for the 2016 tax year.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

when it is considered probable that an assessment will be imposed, the event obligating the Company to pay the assessment has occurred and the amount of the assessment can be reasonably estimated.
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both June 30, 2019 and December 31, 2018, the estimated liability was $12 million. As of June 30, 2019 and December 31, 2018, the related premium tax asset was $10 million. and $11 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
20.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Numerator:
Net income	$492	$462	$887	$1,056

Denominator:
Basic: Weighted-average common shares outstanding	136.1	147.0	137.4	148.2
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.9	2.0	1.7	2.3
Diluted: Weighted-average common shares outstanding	138.0	149.0	139.1	150.5

Earnings per share:
Basic	$3.61	$3.14	$6.46	$7.13
Diluted	$3.57	$3.10	$6.38	$7.02

The calculation of diluted earnings per share excludes the incremental effect of 1.0 million and 1.1 million options as of June 30, 2019 and 2018, respectively, due to their anti-dilutive effect.
21.  Segment Information
The Company’s reporting segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.
Beginning in the first quarter of 2019, the results of AAH, which had been reported as part of the Protection segment, are reflected in the Corporate & Other segment due to the sale of AAH, which is expected to close in the fourth quarter of 2019. Prior periods presented have been restated to reflect the change. See Note 15 for additional information on the sale of AAH.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2019	December 31, 2018
	(in millions)
Advice & Wealth Management	$16,281	$14,480
Asset Management	7,949	7,558
Annuities	95,868	88,771
Protection	16,787	17,126
Corporate & Other	9,766	9,281
Assets held for sale	2,027	—
Total assets	$148,678	$137,216

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$1,653	$1,543	$3,207	$3,044
Asset Management	712	755	1,401	1,533
Annuities	620	622	1,224	1,235
Protection	259	255	521	508
Corporate & Other	352	334	694	657
Less: Eliminations (1)(2)	349	362	682	719
Total segment adjusted operating net revenues	3,247	3,147	6,365	6,258
Net realized gains (losses)	—	5	9	11
Revenue attributable to consolidated investment entities	24	49	45	71
Market impact on IUL benefits, net	(8)	(10)	(25)	3
Market impact of hedges on investments	(18)	5	(28)	21
Integration and restructuring charges	—	—	(3)	—
Total net revenues per Consolidated Statements of Operations	$3,245	$3,196	$6,363	$6,364

(1)
Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2019 and 2018 in each segment as follows: Advice & Wealth Management ($230 million and $247 million, respectively); Asset Management ($14 million and $12 million, respectively); Annuities ($91 million and $90 million, respectively); Protection ($15 million and $13 million, respectively); and Corporate & Other ($(1) million and nil, respectively).

(2)
Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2019 and 2018 in each segment as follows: Advice & Wealth Management ($449 million and $487 million, respectively); Asset Management ($27 million and $24 million, respectively); Annuities ($179 million and $180 million, respectively); Protection ($30 million and $29 million, respectively); and Corporate & Other ($(3) million and $(1) million, respectively).

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$376	$350	$726	$666
Asset Management	164	183	310	378
Annuities	129	122	257	248
Protection	65	63	139	128
Corporate & Other	(61)	(84)	(124)	(135)
Total segment adjusted operating earnings	673	634	1,308	1,285
Net realized gains (losses)	—	5	9	11
Net income (loss) attributable to consolidated investment entities	1	—	1	—
Market impact on variable annuity guaranteed benefits, net	(60)	(80)	(202)	(85)
Market impact on IUL benefits, net	(26)	(20)	(77)	5
Market impact on fixed annuity benefits, net	1	—	1	—
Mean reversion related impacts	18	8	54	14
Market impact of hedges on investments	(18)	5	(28)	21
Integration and restructuring charges	(2)	(4)	(9)	(7)
Pretax income per Consolidated Statements of Operations	$587	$548	$1,057	$1,244

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $916 billion in assets under management and administration as of June 30, 2019. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
In 2018, we made the strategic decision to seek to expand the banking products and services we can provide directly to our clients, and commenced the process to convert Ameriprise National Trust Bank into a federal savings bank with the capabilities to offer FDIC insured deposits and a range of lending products. We completed that process, received regulatory approvals and converted Ameriprise National Trust Bank to a federal savings bank in May 2019, at which time Ameriprise Financial became a savings and loan holding company that is subject to regulation, supervision and examination by the Board of Governors for the Federal Reserve System. In connection with the conversion, Ameriprise Financial elected to be classified as a financial holding company subject to regulation under the Bank Holding Company Act of 1956 (as amended).
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
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Adjusted operating total net revenue growth of 6% to 8%,

•	Adjusted operating earnings per diluted share growth of 12% to 15%, and

•	Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to adjusted operating measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Total net revenues	$3,245	$3,196	$6,363	$6,364
Less: Revenue attributable to CIEs	24	49	45	71
Less: Net realized investment gains (losses)	—	5	9	11
Less: Market impact on IUL benefits	(8)	(10)	(25)	3
Less: Market impact of hedges on investments	(18)	5	(28)	21
Less: Integration/restructuring charges	—	—	(3)	—
Adjusted operating total net revenues	$3,247	$3,147	$6,365	$6,258

AMERIPRISE FINANCIAL, INC.

	Three Months Ended June 30,		Per Diluted Share
			Three Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net income	$492	$462	$3.57	$3.10
Less: Net income (loss) attributable to CIEs	1	—	0.01	—
Add: Integration/restructuring charges (1)	2	4	0.02	0.03
Add: Market impact on variable annuity guaranteed benefits (1)	60	80	0.43	0.53
Add: Market impact on fixed index annuity benefits (1)	(1)	—	(0.01)	—
Add: Market impact on IUL benefits (1)	26	20	0.19	0.13
Add: Mean reversion related impacts (1)	(18)	(8)	(0.13)	(0.05)
Add: Market impact of hedges on investments (1)	18	(5)	0.13	(0.03)
Less: Net realized investment gains (losses) (1)	—	5	—	0.03
Tax effect of adjustments (2)	(18)	(18)	(0.13)	(0.12)
Adjusted operating earnings	$560	$530	$4.06	$3.56

Weighted average common shares outstanding:
Basic	136.1	147.0
Diluted	138.0	149.0

	Six Months Ended June 30,		Per Diluted Share
			Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net income	$887	$1,056	$6.38	$7.02
Less: Net income (loss) attributable to CIEs	1	—	0.01	—
Add: Integration/restructuring charges (1)	9	7	0.06	0.05
Add: Market impact on variable annuity guaranteed benefits (1)	202	85	1.46	0.55
Add: Market impact on fixed index annuity benefits (1)	(1)	—	(0.01)	—
Add: Market impact on IUL benefits (1)	77	(5)	0.55	(0.03)
Add: Mean reversion related impacts (1)	(54)	(14)	(0.39)	(0.09)
Add: Market impact of hedges on investments (1)	28	(21)	0.20	(0.14)
Less: Net realized investment gains (losses) (1)	9	11	0.06	0.07
Tax effect of adjustments (2)	(53)	(9)	(0.38)	(0.06)
Adjusted operating earnings	$1,085	$1,088	$7.80	$7.23

Weighted average common shares outstanding:
Basic	137.4	148.2
Diluted	139.1	150.5
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.

AMERIPRISE FINANCIAL, INC.

The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended June 30,
	2019	2018
	(in millions)
Net income	$1,929	$1,740
Less: Adjustments (1)	(229)	(47)
Adjusted operating earnings	$2,158	$1,787

Total Ameriprise Financial, Inc. shareholders’ equity	$5,742	$6,004
Less: AOCI, net of tax	(82)	131
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,824	5,873
Less: Equity impacts attributable to CIEs	1	1
Adjusted operating equity	$5,823	$5,872

Return on equity, excluding AOCI	33.1%	29.6%
Adjusted operating return on equity, excluding AOCI (2)	37.1%	30.4%

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
Assets Under Management and Administration
Assets under management (“AUM”) include external client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle Investments funds, institutional clients and clients in our advisor platform held in wrap accounts as well as assets managed by sub-advisors selected by us. AUM also includes certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries and CIEs. These assets do not include assets under advisement, for which we provide advisory services such as model portfolios but do not have full discretionary investment authority.
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

AMERIPRISE FINANCIAL, INC.

These assets do not include assets under advisement, for which we provide advisory services such as model portfolios but do not have full discretionary investment authority.
The following table presents detail regarding our AUM and AUA:

	June 30,		Change
	2019	2018
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$289.9	$257.2	$32.7	13%
Asset Management AUM	468.3	482.1	(13.8)	(3)
Eliminations	(29.2)	(28.7)	(0.5)	(2)
Total Assets Under Management	729.0	710.6	18.4	3
Total Assets Under Administration	186.9	180.3	6.6	4
Total AUM and AUA	$915.9	$890.9	$25.0	3%
Total AUM increased $18.4 billion, or 3%, to $729.0 billion as of June 30, 2019 compared to $710.6 billion as of June 30, 2018. Advice & Wealth Management AUM increased $32.7 billion, or 13%, compared to the prior year period driven by wrap account net inflows and market appreciation. Asset Management AUM decreased $13.8 billion, or 3%, compared to the prior year period driven by net outflows, retail fund distributions and a negative impact of foreign currency translation, partially offset by market appreciation. See our segment results of operations discussion below for additional information on changes in our AUM.
Consolidated Results of Operations for the Three Months Ended June 30, 2019 and 2018
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$1,732	$1,691	$41	2%
Distribution fees	490	465	25	5
Net investment income	368	419	(51)	(12)
Premiums	376	357	19	5
Other revenues	316	284	32	11
Total revenues	3,282	3,216	66	2
Banking and deposit interest expense	37	20	17	85
Total net revenues	3,245	3,196	49	2
Expenses
Distribution expenses	948	902	46	5
Interest credited to fixed accounts	186	180	6	3
Benefits, claims, losses and settlement expenses	584	635	(51)	(8)
Amortization of deferred acquisition costs	58	63	(5)	(8)
Interest and debt expense	59	80	(21)	(26)
General and administrative expense	823	788	35	4
Total expenses	2,658	2,648	10	—
Pretax income	587	548	39	7
Income tax provision	95	86	9	10
Net income	$492	$462	$30	6%
Overall
Pretax income increased $39 million, or 7%, to $587 million for the three months ended June 30, 2019 compared to $548 million for the prior year period reflecting a positive impact from higher short-term interest rates, higher average equity markets and wrap account net inflows, partially offset by the cumulative impact of asset management net outflows and higher expenses related to investments in business growth.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues increased $49 million, or 2%, to $3.2 billion for the three months ended June 30, 2019 compared to the prior year period.
Management and financial advice fees increased $41 million, or 2%, to $1.7 billion for the three months ended June 30, 2019 compared to the prior year period reflecting an increase in AUM. Average AUM increased $4.3 billion, or 1%, compared to the prior year period primarily due to higher average equity markets and wrap account net inflows, partially offset by asset management net outflows. See our discussion on the changes in AUM in our segment results of operations section.
Distribution fees increased $25 million, or 5%, to $490 million for the three months ended June 30, 2019 compared to $465 million for the prior year period reflecting higher earnings on brokerage cash due to an increase in short-term interest rates and higher average equity markets.
Net investment income decreased $51 million, or 12%, to $368 million for the three months ended June 30, 2019 compared to $419 million for the prior year period primarily due to a $26 million decrease in net investment income of CIEs, a $23 million unfavorable change in the market impact of hedges on investments and the impact of fixed annuity net outflows and the fixed annuities reinsurance transaction, partially offset by higher average investment yields on assets related to certificates and certificate net inflows.
Premiums increased $19 million, or 5%, to $376 million for the three months ended June 30, 2019 compared to $357 million for the prior year period primarily due to higher average premium in both auto and home insurance products and higher auto policies in force.
Other revenues increased $32 million, or 11%, to $316 million for the three months ended June 30, 2019 compared to $284 million for the prior year period primarily due to accretion on our fixed annuities reinsurance deposit receivable and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Banking and deposit interest expense increased $17 million, or 85%, to $37 million for the three months ended June 30, 2019 compared to $20 million for the prior year period due to higher average crediting rates on certificates and higher average certificate balances.
Expenses
Total expenses increased $10 million to $2.7 billion for the three months ended June 30, 2019 compared to $2.6 billion for the prior year period.
Distribution expenses increased $46 million, or 5%, to $948 million for the three months ended June 30, 2019 compared to $902 million for the prior year period reflecting higher advisor compensation due to wrap account net inflows and higher average equity markets, higher mark-to-market impact on advisor deferred compensation expense and investments in recruiting experienced advisors, partially offset by the impact of asset management net outflows.
Benefits, claims, losses and settlement expenses decreased $51 million, or 8%, to $584 million for the three months ended June 30, 2019 compared to $635 million for the prior year period primarily reflecting the following items:

•
A $58 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $56 million for the three months ended June 30, 2019 compared to an unfavorable impact of $2 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $32 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $668 million change in the market impact on variable annuity guaranteed living benefits reserves and a favorable $636 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the three months ended June 30, 2019 compared to the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended June 30, 2019 compared to a benefit for the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

•	A $23 million decrease in current period auto and home catastrophe losses, net of the impact of reinsurance.
Interest and debt expense decreased $21 million, or 26%, to $59 million for the three months ended June 30, 2019 compared to $80 million for the prior year period primarily due to a decrease in interest expense of CIEs.
General and administrative expense increased $35 million, or 4%, to $823 million for the three months ended June 30, 2019 compared

AMERIPRISE FINANCIAL, INC.

to $788 million for the prior year period primarily due to investments in business growth and higher mark-to-market impact on share-based compensation expenses.
Income Taxes
Our effective tax rate was 16.1% for the three months ended June 30, 2019 compared to 15.7% for the prior year period. See Note 18 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended June 30, 2019 and 2018
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 21 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2019	2018
	(in millions)
Advice & Wealth Management
Net revenues	$1,653	$1,543
Expenses	1,277	1,193
Adjusted operating earnings	$376	$350
Asset Management
Net revenues	$712	$755
Expenses	548	572
Adjusted operating earnings	$164	$183
Annuities
Net revenues	$620	$622
Expenses	491	500
Adjusted operating earnings	$129	$122
Protection
Net revenues	$259	$255
Expenses	194	192
Adjusted operating earnings	$65	$63
Corporate & Other
Net revenues	$352	$334
Expenses	413	418
Adjusted operating loss	$(61)	$(84)

AMERIPRISE FINANCIAL, INC.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2019	2018
	(in billions)
Beginning balance	$278.8	$251.0
Net flows	4.8	5.3
Market appreciation (depreciation) and other	8.4	2.4
Ending balance	$292.0	$258.7

Advisory wrap account assets ending balance (1)	$289.1	$256.3
Average advisory wrap account assets (2)	$281.3	$252.5

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $13.2 billion, or 5%, during the three months ended June 30, 2019 due to net inflows of $4.8 billion and market appreciation and other of $8.4 billion. Average advisory wrap account assets increased $28.8 billion, or 11%, compared to the prior year period primarily reflecting net inflows and market appreciation.
The following table presents the changes in wrap account assets for the twelve months ended June 30:

	2019	2018
	(in billions)
Beginning balance	$258.7	$222.3
Inflows from acquisition (1)	—	0.7
Other net flows	19.3	21.4
Net flows	19.3	22.1
Market appreciation (depreciation) and other	14.0	14.3
Ending balance	$292.0	$258.7

(1)	Inflows associated with acquisition that closed during the period.
Wrap account assets increased $33.3 billion, or 13%, from the prior year period primarily due to net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$954	$878	$76	9%
Distribution fees	580	562	18	3
Net investment income	101	73	28	38
Other revenues	54	50	4	8
Total revenues	1,689	1,563	126	8
Banking and deposit interest expense	36	20	16	80
Total net revenues	1,653	1,543	110	7
Expenses
Distribution expenses	926	876	50	6
Interest and debt expense	3	2	1	50
General and administrative expense	348	315	33	10
Total expenses	1,277	1,193	84	7
Adjusted operating earnings	$376	$350	$26	7%

AMERIPRISE FINANCIAL, INC.

Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $26 million, or 7%, to $376 million for the three months ended June 30, 2019 compared to $350 million for the prior year period reflecting higher earnings on brokerage cash, wrap account net inflows and higher average equity markets, partially offset by continued investments for growth and higher mark-to-market impact on advisor deferred compensation expenses. Pretax adjusted operating margin was 22.7% for both the three months ended June 30, 2019 and the prior year period.
We launched Ameriprise Bank, FSB in the second quarter of 2019 and in June brought $2.2 billion of money market cash sweep balances on our balance sheet. Later this year and in 2020, we plan to add new deposit-based products including credit cards, mortgages and pledge lending. The impact of the bank to the Advice & Wealth Management segment results for the second quarter was minimal.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $110 million, or 7%, to $1.7 billion for the three months ended June 30, 2019 compared to $1.5 billion for the prior year period. Adjusted operating net revenue per advisor increased to $166,000 for the three months ended June 30, 2019, up 6%, from $156,000 for the prior year period.
Management and financial fees increased $76 million, or 9%, to $954 million for the three months ended June 30, 2019 compared to $878 million for the prior year period due to growth in wrap account assets. Average advisory wrap account assets increased $28.8 billion, or 11%, compared to the prior year period primarily reflecting net inflows and equity market appreciation.
Distribution fees increased $18 million, or 3%, to $580 million for the three months ended June 30, 2019 compared to $562 million for the prior year period reflecting higher earnings on brokerage cash due to an increase in short-term interest rates, partially offset by lower sales of variable annuities. Brokerage cash balances declined 1% to $24.3 billion as of June 30, 2019 compared to the prior year period. We earned 210 basis points for the three months ended June 30, 2019 compared to 157 basis points for the prior year period.
Net investment income, which excludes net realized investment gains or losses, increased $28 million, or 38%, to $101 million for the three months ended June 30, 2019 compared to $73 million for the prior year period primarily due to higher average investment yields on assets related to certificates and higher average invested balances due to certificate net inflows.
Banking and deposit interest expense increased $16 million, or 80%, to $36 million for the three months ended June 30, 2019 compared to $20 million for the prior year period due to higher average client crediting rates on certificates and higher average certificate balances.
Expenses
Total expenses increased $84 million, or 7%, to $1.3 billion for the three months ended June 30, 2019 compared to $1.2 billion for the prior year period.
Distribution expenses increased $50 million, or 6%, to $926 million for the three months ended June 30, 2019 compared to $876 million for the prior year period reflecting higher advisor compensation due to wrap account net inflows and higher average equity markets, higher mark-to-market impact on advisor deferred compensation expense and investments in recruiting experienced advisors.
General and administrative expense increased $33 million, or 10%, to $348 million for the three months ended June 30, 2019 compared to $315 million for the prior year period primarily due to investments in business growth.

AMERIPRISE FINANCIAL, INC.

Asset Management
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of June 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2019	2018
Domestic Equity	Equal weighted	1 year	49%	46%
		3 year	47%	59%
		5 year	56%	66%
	Asset weighted	1 year	66%	50%
		3 year	57%	54%
		5 year	77%	78%

International Equity	Equal weighted	1 year	55%	80%
		3 year	80%	65%
		5 year	55%	75%
	Asset weighted	1 year	68%	57%
		3 year	88%	50%
		5 year	58%	61%

Taxable Fixed Income	Equal weighted	1 year	82%	63%
		3 year	81%	72%
		5 year	88%	76%
	Asset weighted	1 year	67%	74%
		3 year	82%	74%
		5 year	90%	82%

Tax Exempt Fixed Income	Equal weighted	1 year	89%	95%
		3 year	95%	84%
		5 year	94%	100%
	Asset weighted	1 year	98%	99%
		3 year	98%	91%
		5 year	98%	100%

Asset Allocation Funds	Equal weighted	1 year	54%	53%
		3 year	55%	62%
		5 year	100%	78%
	Asset weighted	1 year	70%	48%
		3 year	49%	50%
		5 year	100%	94%

Number of funds with 4 or 5 Morningstar star ratings	Overall	53	54
	3 year	51	54
	5 year	49	50

Percent of funds with 4 or 5 Morningstar star ratings	Overall	51%	51%
	3 year	50%	51%
	5 year	49%	51%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	57%	58%
	3 year	46%	50%
	5 year	56%	51%
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

AMERIPRISE FINANCIAL, INC.

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2019	2018
Equity	Equal weighted	1 year	60%	56%
		3 year	57%	65%
		5 year	74%	73%
	Asset weighted	1 year	58%	53%
		3 year	57%	74%
		5 year	82%	75%

Fixed Income	Equal weighted	1 year	86%	77%
		3 year	77%	72%
		5 year	88%	72%
	Asset weighted	1 year	92%	94%
		3 year	89%	90%
		5 year	93%	89%

Allocation (Managed) Funds	Equal weighted	1 year	67%	50%
		3 year	50%	88%
		5 year	86%	100%
	Asset weighted	1 year	58%	48%
		3 year	54%	99%
		5 year	96%	100%
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
The following table presents global managed assets by type:

	June 30,		Change		Average (1)		Change
					Three Months Ended June 30,
	2019	2018			2019	2018
	(in billions)
Equity	$252.7	$268.6	$(15.9)	(6)%	$250.1	$268.4	$(18.3)	(7)%
Fixed income	172.6	169.1	3.5	2	168.1	170.4	(2.3)	(1)
Money market	5.3	6.1	(0.8)	(13)	5.2	6.1	(0.9)	(15)
Alternative	3.2	4.4	(1.2)	(27)	3.2	5.0	(1.8)	(36)
Hybrid and other	34.5	33.9	0.6	2	34.1	34.1	—	—
Total managed assets	$468.3	$482.1	$(13.8)	(3)%	$460.7	$484.0	$(23.3)	(5)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in global managed assets:

	Three Months Ended June 30,
	2019	2018
	(in billions)
Global Retail Funds
Beginning assets	$268.0	$282.1
Inflows	11.5	13.7
Outflows	(13.4)	(14.6)
Net VP/VIT fund flows	(0.8)	(0.7)
Net new flows	(2.7)	(1.6)
Reinvested dividends	2.9	3.0
Net flows	0.2	1.4
Distributions	(3.4)	(3.5)
Market appreciation (depreciation) and other (1)	8.5	4.8
Foreign currency translation (2)	(0.5)	(2.5)
Total ending assets	272.8	282.3

Global Institutional
Beginning assets	191.1	203.2
Inflows	4.8	5.8
Outflows (1)	(6.9)	(8.7)
Net flows	(2.1)	(2.9)
Market appreciation (depreciation) and other (3)	7.9	4.2
Foreign currency translation (2)	(1.4)	(4.7)
Total ending assets	195.5	199.8
Total managed assets	$468.3	$482.1

Total net flows (1)	$(1.9)	$(1.5)

Former Parent Company Related (4)
Retail net new flows	$(0.3)	$(0.5)
Institutional net new flows (1)	(0.7)	(1.5)
Total net new flows (1)	$(1.0)	$(2.0)
(1) Amounts for the second quarter of 2018 were restated to correct an error related to former parent company managed assets. The change was a decrease to retail fund market appreciation (depreciation) and other of $0.2 billion and a decrease to institutional outflows of $0.2 billion, which was also reflected in former parent company related institutional net new flows. There were no changes in total managed assets.
(2) Amounts represent local currency to US dollar translation for reporting purposes.
(3) Includes $2.9 billion and $0.5 billion for the total change in Affiliated General Account Assets during the three months ended June 30, 2019 and 2018, respectively.
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
Total segment AUM increased $9.2 billion, or 2%, during the three months ended June 30, 2019 driven by market appreciation, partially offset by net outflows of $1.9 billion, retail fund distributions of $3.4 billion and a negative impact of foreign currency translation. Europe, Middle East and Africa (“EMEA”) retail net outflows were $0.7 billion in the quarter reflecting negative consumer sentiment associated with Brexit and geopolitical concerns in Europe. U.S. retail net inflows in the quarter were $0.9 billion,

AMERIPRISE FINANCIAL, INC.

which included $2.9 billion of reinvested dividends and reflected continued outflows in active equity funds. Global institutional net outflows of $2.1 billion included $0.7 billion of outflows from former parent-related assets.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$607	$636	$(29)	(5)%
Distribution fees	103	110	(7)	(6)
Net investment income	3	8	(5)	(63)
Other revenues	—	1	(1)	NM
Total revenues	713	755	(42)	(6)
Banking and deposit interest expense	1	—	1	—
Total net revenues	712	755	(43)	(6)
Expenses
Distribution expenses	230	241	(11)	(5)
Amortization of deferred acquisition costs	2	4	(2)	(50)
Interest and debt expense	7	6	1	17
General and administrative expense	309	321	(12)	(4)
Total expenses	548	572	(24)	(4)
Adjusted operating earnings	$164	$183	$(19)	(10)%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $19 million, or 10%, to $164 million for the three months ended June 30, 2019 compared to $183 million for the prior year period primarily due to the cumulative impact of net outflows, partially offset by higher average equity markets and a $9 million increase in net performance fees.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $43 million, or 6%, to $712 million for the three months ended June 30, 2019 compared to $755 million for the prior year period.
Management and financial advice fees decreased $29 million, or 5%, to $607 million for the three months ended June 30, 2019 compared to $636 million for the prior year period driven by cumulative net outflows and an $8 million negative foreign currency translation impact, partially offset by higher average equity markets and an $8 million increase in performance fees. Our average weighted equity index (“WEI”), which is a proxy for equity movements on AUM, increased 3% for the three months ended June 30, 2019 compared to the prior year period. The average S&P 500 increased 7% in the second quarter of 2019 compared to the prior year period. The disconnect between the increase in WEI and S&P 500 was larger than usual, primarily due to underperformance of European indices compared to the S&P 500.
Distribution fees decreased $7 million, or 6%, to $103 million for the three months ended June 30, 2019 compared to $110 million for the prior year period primarily due to the cumulative impact of net outflows.
Net investment income decreased $5 million, or 63%, to $3 million for the three months ended June 30, 2019 compared to $8 million for the prior year period reflecting seed money losses compared to seed money gains in the prior year period.
Expenses
Total expenses decreased $24 million, or 4%, to $548 million for the three months ended June 30, 2019 compared to $572 million for the prior year period.
Distribution expenses decreased $11 million, or 5%, to $230 million for the three months ended June 30, 2019 compared to $241 million for the prior year period primarily due to the cumulative impact of net outflows.
General and administrative expense decreased $12 million, or 4%, to $309 million for the three months ended June 30, 2019 compared to $321 million for the prior year period primarily due to a $3 million positive foreign currency translation impact and reengineering initiatives.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$195	$200	$(5)	(3)%
Distribution fees	85	88	(3)	(3)
Net investment income	139	161	(22)	(14)
Premiums	31	27	4	15
Other revenues	170	146	24	16
Total revenues	620	622	(2)	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	620	622	(2)	—
Expenses
Distribution expenses	105	113	(8)	(7)
Interest credited to fixed accounts	112	115	(3)	(3)
Benefits, claims, losses and settlement expenses	168	163	5	3
Amortization of deferred acquisition costs	46	51	(5)	(10)
Interest and debt expense	10	10	—	—
General and administrative expense	50	48	2	4
Total expenses	491	500	(9)	(2)
Adjusted operating earnings	$129	$122	$7	6%
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and mean reversion related impacts, increased $7 million, or 6%, to $129 million for the three months ended June 30, 2019 compared to $122 million for the prior year period primarily due to higher average equity markets and higher fee income on variable annuity guarantees net of reserve increases, partially offset by the impact of low interest rates.
RiverSource variable annuity account balances were essentially flat at $78.1 billion as of June 30, 2019 compared to the prior year period as net outflows of $3.3 billion were offset by equity market appreciation. Variable annuity sales declined 16% compared to the prior year period.
RiverSource fixed deferred annuity account balances declined 6% to $8.5 billion as of June 30, 2019 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed deferred annuity book is expected to gradually run off and earnings on our fixed deferred annuity business will trend down. We reinsured approximately 20% of our fixed annuities block during the first quarter of 2019. The reinsurance transaction generated $200 million of excess capital and has a marginal impact on fixed annuity adjusted pretax operating earnings.
Net Revenues
Management and financial advice fees decreased $5 million, or 3%, to $195 million for the three months ended June 30, 2019 compared to $200 million for the prior year period due to lower fees on variable annuities driven by lower average separate account balances. Average variable annuity account balances decreased $1.7 billion, or 2%, from the prior year period due to net outflows, partially offset by higher average equity markets.
Net investment income, which excludes net realized investment gains or losses, decreased $22 million, or 14%, to $139 million for the three months ended June 30, 2019 compared to $161 million for the prior year period reflecting lower average invested assets due to fixed annuity net outflows and the fixed annuities reinsurance transaction.
Other revenues increased $24 million, or 16%, to $170 million for the three months ended June 30, 2019 compared to $146 million for the prior year period primarily due to accretion on our fixed annuities reinsurance deposit receivable and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.

AMERIPRISE FINANCIAL, INC.

Expenses
Distribution expenses decreased $8 million, or 7%, to $105 million for the three months ended June 30, 2019 compared to $113 million for the prior year period reflecting lower variable annuity sales.
Interest credited to fixed accounts, which exclude the market impact on fixed index annuity benefits (net of hedges), decreased $3 million, or 3%, to $112 million for the three months ended June 30, 2019 compared to $115 million for the prior year period due to lower average fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), mean reversion related impacts, and the DSIC offset to net realized investment gains or losses, increased $5 million, or 3%, to $168 million for the three months ended June 30, 2019 compared to $163 million for the prior year period primarily due to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$11	$12	$(1)	(8)%
Distribution fees	23	23	—	—
Net investment income	76	73	3	4
Premiums	51	50	1	2
Other revenues	98	97	1	1
Total revenues	259	255	4	2
Banking and deposit interest expense	—	—	—	—
Total net revenues	259	255	4	2
Expenses
Distribution expenses	11	13	(2)	(15)
Interest credited to fixed accounts	52	48	4	8
Benefits, claims, losses and settlement expenses	81	78	3	4
Amortization of deferred acquisition costs	13	15	(2)	(13)
Interest and debt expense	4	4	—	—
General and administrative expense	33	34	(1)	(3)
Total expenses	194	192	2	1
Adjusted operating earnings	$65	$63	$2	3%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), and mean reversion related impacts, increased $2 million, or 3%, to $65 million for the three months ended June 30, 2019 compared to $63 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, increased $3 million, or 4%, to $76 million for the three months ended June 30, 2019 compared to $73 million for the prior year period reflecting higher average invested assets.
Expenses
Interest credited to fixed accounts increased $4 million, or 8%, to $52 million for the three months ended June 30, 2019 compared to $48 million for the prior year period primarily driven by higher fixed account values associated with UL and VUL insurance.

AMERIPRISE FINANCIAL, INC.

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$1	$1	$—	—%
Distribution fees	2	2	—	—
Net investment income	47	44	3	7
Premiums	302	288	14	5
Other revenues	2	—	2	—
Total revenues	354	335	19	6
Banking and deposit interest expense	2	1	1	NM
Total net revenues	352	334	18	5
Expenses
Distribution expenses	—	3	(3)	NM
Benefits, claims, losses and settlement expenses	287	313	(26)	(8)
Amortization of deferred acquisition costs	13	13	—	—
Interest and debt expense	17	9	8	89
General and administrative expense	96	80	16	20
Total expenses	413	418	(5)	(1)
Adjusted operating loss	$(61)	$(84)	$23	27%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $23 million, or 27%, to $61 million for the three months ended June 30, 2019 compared to $84 million for the prior year period.
Our closed block long term care (“LTC”) insurance had pretax adjusted operating earnings of $4 million for the three months ended June 30, 2019 compared to a pretax adjusted operating loss of $5 million for the prior year period reflecting policyholder experience and expanded benefit reduction offerings, as well as higher mortality.
Auto and Home pretax adjusted operating earnings were $14 million for the three months ended June 30, 2019 compared to a pretax adjusted operating loss of $19 million for the prior year period primarily reflecting lower catastrophe losses.
Premiums increased $14 million, or 5%, to $302 million for the three months ended June 30, 2019 compared to $288 million for the prior year period primarily due to higher average premiums in both auto and home insurance products and higher auto policies in force.
Benefits, claims, losses and settlement expenses decreased $26 million, or 8%, to $287 million for the three months ended June 30, 2019 compared to $313 million for the prior year period primarily reflecting lower current period catastrophe losses and slower LTC reserve growth. Current period catastrophe losses (net of the impact of reinsurance) were $18 million for the three months ended June 30, 2019 compared to $41 million for the prior year period.
General and administrative expense increased $16 million, or 20%, to $96 million for the three months ended June 30, 2019 compared to $80 million for the prior year period primarily due to higher mark-to-market impact on share-based compensation expenses and investments in growth initiatives.

AMERIPRISE FINANCIAL, INC.

Consolidated Results of Operations for the Six Months Ended June 30, 2019 and 2018
The following table presents our consolidated results of operations:

	Six Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$3,359	$3,360	$(1)	—%
Distribution fees	970	933	37	4
Net investment income	765	815	(50)	(6)
Premiums	747	700	47	7
Other revenues	594	592	2	—
Total revenues	6,435	6,400	35	1
Banking and deposit interest expense	72	36	36	NM
Total net revenues	6,363	6,364	(1)	—
Expenses
Distribution expenses	1,848	1,807	41	2
Interest credited to fixed accounts	390	321	69	21
Benefits, claims, losses and settlement expenses	1,254	1,129	125	11
Amortization of deferred acquisition costs	74	155	(81)	(52)
Interest and debt expense	112	131	(19)	(15)
General and administrative expense	1,628	1,577	51	3
Total expenses	5,306	5,120	186	4
Pretax income	1,057	1,244	(187)	(15)
Income tax provision	170	188	(18)	(10)
Net income	$887	$1,056	$(169)	(16)%
NM Not Meaningful.
Overall
Pretax income decreased $187 million, or 15%, to $1.1 billion for the six months ended June 30, 2019 compared to $1.2 billion for the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $202 million for the six months ended June 30, 2019 compared to an expense of $85 million for the prior year period.

•
The market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $77 million for the six months ended June 30, 2019 compared to a benefit of $5 million for the prior year period.

•	The market impact of hedges on investments was an expense of $28 million for the six months ended June 30, 2019 compared to a benefit of $21 million for the prior year period.

•	The cumulative impact of asset management net outflows.

•	An increase in expenses related to investments in business growth.

•	A positive impact from higher short-term interest rates and wrap account net inflows.

•	The mean reversion related impact was a benefit of $54 million for the six months ended June 30, 2019 compared to a benefit of $14 million for the prior year period.
Net Revenues
Net revenues of $6.4 billion for the six months ended June 30, 2019 were essentially flat compared to the prior year period.
Distribution fees increased $37 million, or 4%, to $970 million for the six months ended June 30, 2019 compared to $933 million for the prior year period reflecting higher earnings on brokerage cash due to an increase in short-term interest rates, partially offset by decreased transactional activity.

AMERIPRISE FINANCIAL, INC.

Net investment income decreased $50 million, or 6%, to $765 million for the six months ended June 30, 2019 compared to $815 million for the prior year period primarily due to a $29 million decrease in net investment income of CIEs, a $49 million unfavorable change in the market impact of hedges on investments and the impact of fixed annuity net outflows and the fixed annuities reinsurance transaction, partially offset by higher average investment yields on assets related to certificates and certificate net inflows.
Premiums increased $47 million, or 7%, to $747 million for the six months ended June 30, 2019 compared to $700 million for the prior year period primarily due to higher average premium in both auto and home insurance products and higher auto policies in force.
Banking and deposit interest expense increased $36 million to $72 million for the six months ended June 30, 2019 compared to $36 million for the prior year period due to higher average crediting rates on certificates and higher average certificate balances.
Expenses
Total expenses increased $186 million, or 4%, to $5.3 billion for the six months ended June 30, 2019 compared to $5.1 billion for the prior year period.
Distribution expenses increased $41 million, or 2%, to $1.8 billion for the six months ended June 30, 2019 compared to the prior year period reflecting higher advisor compensation due to wrap account net inflows, higher mark-to-market impact on advisor deferred compensation expense and investments in recruiting experienced advisors, partially offset by the impact of asset management net outflows and decreased transactional activity.
Interest credited to fixed accounts increased $69 million, or 21%, to $390 million for the six months ended June 30, 2019 compared to $321 million for the prior year period primarily due to the market impact on IUL benefits, net of hedges, which was an expense of $66 million for the six months ended June 30, 2019 compared to a benefit of $4 million for the prior year period.
Benefits, claims, losses and settlement expenses increased $125 million, or 11%, to $1.3 billion for the six months ended June 30, 2019 compared to $1.1 billion for the prior year period primarily reflecting the following items:

•
A $113 million increase in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $102 million for the six months ended June 30, 2019 compared to a favorable impact of $11 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $31 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $625 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $591 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $3 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the six months ended June 30, 2019 compared to a benefit in the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the six months ended June 30, 2019 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

•	A $23 million decrease in current period auto and home catastrophe losses, net of the impact of reinsurance.
Amortization of DAC decreased $81 million, or 52%, to $74 million for the six months ended June 30, 2019 compared to $155 million for the prior year period primarily reflecting the following items:

•	The DAC offset to the market impact on variable annuity guaranteed benefits was a benefit of $32 million for the six months ended June 30, 2019 compared to $5 million for the prior year period.

•	The DAC offset to the market impact on IUL benefits, net of hedges was a benefit of $14 million for the six months ended June 30, 2019 compared to an expense of $2 million for the prior year period.

•	The mean reversion related impact was a benefit of $27 million for the six months ended June 30, 2019 compared to $3 million for the prior year period.

•	The positive impact on DAC from normal year over year experience differences for variable annuities was $14 million.
Interest and debt expense decreased $19 million, or 15%, to $112 million for the six months ended June 30, 2019 compared to $131 million for the prior year period primarily due to a decrease in interest expense from CIEs.

AMERIPRISE FINANCIAL, INC.

General and administrative expense increased $51 million, or 3%, to $1.6 billion for the six months ended June 30, 2019 compared to the prior year period primarily due to investments in business growth and higher mark-to-market impact on share-based compensation expenses.
Income Taxes
Our effective tax rate was 16.0% for the six months ended June 30, 2019 compared to 15.2% for the prior year period. The benefit for net excess tax benefits related to employee share-based payments was $8 million for the six months ended June 30, 2019 compared to $21 million for the prior year period. See Note 18 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Six Months Ended June 30, 2019 and 2018
The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Advice & Wealth Management
Net revenues	$3,207	$3,044
Expenses	2,481	2,378
Adjusted operating earnings	$726	$666
Asset Management
Net revenues	$1,401	$1,533
Expenses	1,091	1,155
Adjusted operating earnings	$310	$378
Annuities
Net revenues	$1,224	$1,235
Expenses	967	987
Adjusted operating earnings	$257	$248
Protection
Net revenues	$521	$508
Expenses	382	380
Adjusted operating earnings	$139	$128
Corporate & Other
Net revenues	$694	$657
Expenses	818	792
Adjusted operating loss	$(124)	$(135)

AMERIPRISE FINANCIAL, INC.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2019	2018
	(in billions)
Beginning balance	$251.5	$248.2
Net flows	9.2	10.9
Market appreciation (depreciation) and other	31.3	(0.4)
Ending balance	$292.0	$258.7

Advisory wrap account assets ending balance (1)	$289.1	$256.3
Average advisory wrap account assets (2)	$272.8	$251.4

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $40.5 billion, or 16%, during the six months ended June 30, 2019 due to net inflows of $9.2 billion and market appreciation and other of $31.3 billion. Average advisory wrap account assets increased $21.4 billion, or 9%, compared to the prior year period primarily reflecting net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$1,832	$1,726	$106	6%
Distribution fees	1,141	1,119	22	2
Net investment income	200	142	58	41
Other revenues	105	93	12	13
Total revenues	3,278	3,080	198	6
Banking and deposit interest expense	71	36	35	97
Total net revenues	3,207	3,044	163	5
Expenses
Distribution expenses	1,796	1,745	51	3
Interest and debt expense	6	5	1	20
General and administrative expense	679	628	51	8
Total expenses	2,481	2,378	103	4
Adjusted operating earnings	$726	$666	$60	9%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $60 million, or 9%, to $726 million for the six months ended June 30, 2019 compared to $666 million for the prior year period reflecting wrap account net inflows and higher earnings on brokerage cash, partially offset by continued investments for growth and higher mark-to-market impact on advisor deferred compensation expenses. Pretax adjusted operating margin was 22.6% for the six months ended June 30, 2019 compared to 21.9% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $163 million, or 5%, to $3.2 billion for the six months ended June 30, 2019 compared to $3.0 billion for the prior year period. Adjusted operating net revenue per advisor increased to $322,000 for the six months ended June 30, 2019, up 5%, from $308,000 for the prior year period.
Management and financial fees increased $106 million, or 6%, to $1.8 billion for the six months ended June 30, 2019 compared to $1.7 billion for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $21.4 billion, or 9%, compared to the prior year period primarily reflecting net inflows.

AMERIPRISE FINANCIAL, INC.

Distribution fees increased $22 million, or 2%, to $1.1 billion for the six months ended June 30, 2019 compared to the prior year period reflecting higher earnings on brokerage cash due to an increase in short-term interest rates, partially offset by decreased transactional activity. Brokerage cash balances declined 1% to $24.3 billion as of June 30, 2019 compared to the prior year period. We earned 211 basis points for the six months ended June 30, 2019 compared to 145 basis points for the prior year period.
Net investment income increased $58 million, or 41%, to $200 million for the six months ended June 30, 2019 compared to $142 million for the prior year period primarily due to higher average investment yields on assets related to certificates and higher average invested balances due to certificate net inflows.
Banking and deposit interest expense increased $35 million, or 97%, to $71 million for the six months ended June 30, 2019 compared to $36 million for the prior year period due to higher client crediting rates on certificates and higher average certificate balances.
Expenses
Total expenses increased $103 million, or 4%, to $2.5 billion for the six months ended June 30, 2019 compared to $2.4 billion for the prior year period.
Distribution expenses increased $51 million, or 3%, to $1.8 billion for the six months ended June 30, 2019 compared to $1.7 billion for the prior year period reflecting higher advisor compensation due to wrap account net inflows, higher mark-to-market impact on advisor deferred compensation expense and investments in recruiting experienced advisors, partially offset by decreased transactional activity.
General and administrative expense increased $51 million, or 8%, to $679 million for the six months ended June 30, 2019 compared to $628 million for the prior year period primarily due to investments in business growth.
Asset Management
The following table presents global managed assets by type:

	June 30,		Change		Average(1)		Change
					Six Months Ended June 30,
	2019	2018			2019	2018
	(in billions)
Equity	$252.7	$268.6	$(15.9)	(6)%	$246.6	$272.8	$(26.2)	(10)%
Fixed income	172.6	169.1	3.5	2	166.3	171.7	(5.4)	(3)
Money market	5.3	6.1	(0.8)	(13)	5.1	5.9	(0.8)	(14)
Alternative	3.2	4.4	(1.2)	(27)	3.1	5.3	(2.2)	(42)
Hybrid and other	34.5	33.9	0.6	2	33.8	34.5	(0.7)	(2)
Total managed assets	$468.3	$482.1	$(13.8)	(3)%	$454.9	$490.2	$(35.3)	(7)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in global managed assets:

	Six Months Ended June 30,
	2019	2018
	(in billions)
Global Retail Funds
Beginning assets	$247.9	$287.8
Inflows	23.0	26.9
Outflows	(28.5)	(31.6)
Net VP/VIT fund flows	(1.5)	(1.4)
Net new flows	(7.0)	(6.1)
Reinvested dividends	3.4	3.5
Net flows	(3.6)	(2.6)
Distributions	(4.1)	(4.1)
Market appreciation (depreciation) and other (1)	32.7	2.2
Foreign currency translation (2)	(0.1)	(1.0)
Total ending assets	272.8	282.3

Global Institutional
Beginning assets	182.8	206.8
Inflows	10.1	12.1
Outflows (1)	(15.7)	(18.7)
Net flows	(5.6)	(6.6)
Market appreciation (depreciation) and other (3)	18.5	1.4
Foreign currency translation (2)	(0.2)	(1.8)
Total ending assets	195.5	199.8
Total managed assets	$468.3	$482.1

Total net flows (1)	$(9.2)	$(9.2)

Former Parent Company Related (4)
Retail net new flows	$(0.6)	$(1.1)
Institutional net new flows (1)	(1.5)	(2.5)
Total net new flows (1)	$(2.1)	$(3.6)
(1) Amounts for the second quarter of 2018 were restated to correct an error related to former parent company managed assets. The change was a decrease to retail fund market appreciation (depreciation) and other of $0.2 billion and a decrease to institutional outflows of $0.2 billion, which was also reflected in former parent company related institutional net new flows. There were no changes in total managed assets.
(2) Amounts represent local currency to US dollar translation for reporting purposes.
(3) Includes $2.7 billion and $(0.5) billion for the total change in Affiliated General Account Assets during the six months ended June 30, 2019 and 2018, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
Total segment AUM increased $37.6 billion, or 9%, during the six months ended June 30, 2019 driven by market appreciation, partially offset by retail fund distributions of $4.1 billion and net outflows of $9.2 billion. EMEA retail net outflows were $2.3 billion for the six months ended June 30, 2019 reflecting negative consumer sentiment associated with Brexit and geopolitical concerns in Europe. U.S. retail net outflows for the six months ended June 30, 2019 were $1.3 billion, which included $3.4 billion of reinvested dividends and reflected continued outflows in active equity funds. Global institutional net outflows of $5.6 billion included $1.5 billion of outflows from former parent-related assets.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$1,191	$1,281	$(90)	(7)%
Distribution fees	201	224	(23)	(10)
Net investment income	9	10	(1)	(10)
Other revenues	1	18	(17)	(94)
Total revenues	1,402	1,533	(131)	(9)
Banking and deposit interest expense	1	—	1	—
Total net revenues	1,401	1,533	(132)	(9)
Expenses
Distribution expenses	453	490	(37)	(8)
Amortization of deferred acquisition costs	5	7	(2)	(29)
Interest and debt expense	13	12	1	8
General and administrative expense	620	646	(26)	(4)
Total expenses	1,091	1,155	(64)	(6)
Adjusted operating earnings	$310	$378	$(68)	(18)%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $68 million, or 18%, to $310 million for the six months ended June 30, 2019 compared to $378 million for the prior year period primarily due to the cumulative impact of net outflows and a vendor credit of $14 million in the first quarter of 2018, partially offset by an $11 million increase in net performance fees.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $132 million, or 9%, to $1.4 billion for the six months ended June 30, 2019 compared to $1.5 billion for the prior year period.
Management and financial advice fees decreased $90 million, or 7%, to $1.2 billion for the six months ended June 30, 2019 compared to $1.3 billion for the prior year period driven by cumulative net outflows and an $18 million negative foreign currency translation impact, partially offset by an $11 million increase in performance fees.
Distribution fees decreased $23 million, or 10%, to $201 million for the six months ended June 30, 2019 compared to $224 million for the prior year period primarily due to the cumulative impact of net outflows.
Other revenues decreased $17 million, or 94%, to $1 million for the six months ended June 30, 2019 compared to $18 million for the prior year period due to a $14 million vendor credit in the first quarter of 2018 related to the completion of our front, middle and back-office integration.
Expenses
Total expenses decreased $64 million, or 6%, to $1.1 billion for the six months ended June 30, 2019 compared to $1.2 billion for the prior year period.
Distribution expenses decreased $37 million, or 8%, to $453 million for the six months ended June 30, 2019 compared to $490 million for the prior year period primarily due to the cumulative impact of net outflows.
General and administrative expense decreased $26 million, or 4%, to $620 million for the six months ended June 30, 2019 compared to $646 million for the prior year period primarily due to a $9 million positive foreign currency translation impact and reengineering initiatives.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$383	$400	$(17)	(4)%
Distribution fees	169	176	(7)	(4)
Net investment income	295	325	(30)	(9)
Premiums	65	51	14	27
Other revenues	312	283	29	10
Total revenues	1,224	1,235	(11)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,224	1,235	(11)	(1)
Expenses
Distribution expenses	209	223	(14)	(6)
Interest credited to fixed accounts	221	228	(7)	(3)
Benefits, claims, losses and settlement expenses	332	319	13	4
Amortization of deferred acquisition costs	88	101	(13)	(13)
Interest and debt expense	21	19	2	11
General and administrative expense	96	97	(1)	(1)
Total expenses	967	987	(20)	(2)
Adjusted operating earnings	$257	$248	$9	4%
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) and mean reversion related impacts, increased $9 million, or 4%, to $257 million for the six months ended June 30, 2019 compared to $248 million for the prior year period reflecting higher fee income on variable annuity guarantees net of reserve increases, partially offset by the impact of low interest rates.
Net Revenues
Management and financial advice fees decreased $17 million, or 4%, to $383 million for the six months ended June 30, 2019 compared to $400 million for the prior year period due to lower fees on variable annuities driven by lower average separate account balances. Average variable annuity account balances decreased $3.5 billion, or 5%, from the prior year period due to net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $30 million, or 9%, to $295 million for the six months ended June 30, 2019 compared to $325 million for the prior year period reflecting lower average invested assets due to fixed annuity net outflows and the fixed annuities reinsurance transaction.
Premiums increased $14 million, or 27%, to $65 million for the six months ended June 30, 2019 compared to $51 million for the prior year period due to higher sales of immediate annuities with a life contingent feature.
Other revenues increased $29 million, or 10%, to $312 million for the six months ended June 30, 2019 compared to $283 million for the prior year period primarily due to accretion on our fixed annuities reinsurance deposit receivable and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Distribution expenses decreased $14 million, or 6%, to $209 million for the six months ended June 30, 2019 compared to $223 million for the prior year period reflecting lower variable annuity sales. Variable annuity sales declined 20% compared to the prior year period.
Interest credited to fixed accounts, which exclude the market impact on fixed index annuity benefits (net of hedges), decreased $7 million, or 3%, to $221 million for the six months ended June 30, 2019 compared to $228 million for the prior year period due to lower average fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), mean reversion related impacts, and the DSIC offset to net realized investment gains or

AMERIPRISE FINANCIAL, INC.

losses, increased $13 million, or 4%, to $332 million for the six months ended June 30, 2019 compared to $319 million for the prior year period primarily due to higher sales of immediate annuities with a life contingent feature.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity guaranteed benefits and fixed index annuity benefits and the DAC offset to net realized investment gains or losses, decreased $13 million, or 13%, to $88 million for the six months ended June 30, 2019 compared to $101 million for the prior year period driven by normal year over year experience differences for variable annuities.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$22	$24	$(2)	(8)%
Distribution fees	46	46	—	—
Net investment income	154	143	11	8
Premiums	101	102	(1)	(1)
Other revenues	198	193	5	3
Total revenues	521	508	13	3
Banking and deposit interest expense	—	—	—	—
Total net revenues	521	508	13	3
Expenses
Distribution expenses	22	24	(2)	(8)
Interest credited to fixed accounts	104	97	7	7
Benefits, claims, losses and settlement expenses	155	156	(1)	(1)
Amortization of deferred acquisition costs	27	27	—	—
Interest and debt expense	8	7	1	14
General and administrative expense	66	69	(3)	(4)
Total expenses	382	380	2	1
Adjusted operating earnings	$139	$128	$11	9%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and mean reversion related impacts, increased $11 million, or 9%, to $139 million for the six months ended June 30, 2019 compared to $128 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, increased $11 million, or 8%, to $154 million for the six months ended June 30, 2019 compared to $143 million for the prior year period reflecting higher average invested assets.
Expenses
Interest credited to fixed accounts increased $7 million, or 7%, to $104 million for the six months ended June 30, 2019 compared to $97 million for the prior year period primarily driven by higher fixed account values associated with UL and VUL insurance.

AMERIPRISE FINANCIAL, INC.

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$2	$3	$(1)	(33)%
Distribution fees	4	3	1	33
Net investment income	91	88	3	3
Premiums	598	563	35	6
Other revenues	3	2	1	50
Total revenues	698	659	39	6
Banking and deposit interest expense	4	2	2	NM
Total net revenues	694	657	37	6
Expenses
Distribution expenses	2	6	(4)	(67)
Benefits, claims, losses and settlement expenses	569	583	(14)	(2)
Amortization of deferred acquisition costs	27	26	1	4
Interest and debt expense	29	18	11	61
General and administrative expense	191	159	32	20
Total expenses	818	792	26	3
Adjusted operating loss	$(124)	$(135)	$11	8%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $11 million, or 8%, to $124 million for the six months ended June 30, 2019 compared to $135 million for the prior year period.
Our LTC insurance had pretax adjusted operating earnings of $10 million for the six months ended June 30, 2019 compared to a pretax adjusted operating loss of $3 million for the prior year period reflecting higher net investment income, favorable policyholder experience and expanded benefit reduction offerings, as well as higher mortality.
Auto and Home pretax adjusted operating earnings were $23 million for the six months ended June 30, 2019 compared to a pretax adjusted operating loss of $14 million for the prior year period primarily reflecting lower catastrophe losses and a lower non-catastrophe loss ratio.
Premiums increased $35 million, or 6%, to $598 million for the six months ended June 30, 2019 compared to $563 million for the prior year period primarily due to higher average premium in both auto and home insurance products and higher auto policies in force.
Benefits, claims, losses and settlement expenses decreased $14 million, or 2%, to $569 million for the six months ended June 30, 2019 compared to $583 million for the prior year period reflecting lower current period catastrophe losses, a lower non-catastrophe loss ratio and slower LTC reserve growth, partially offset by the impact of higher auto policies in force. Current period catastrophe losses (net of the impact of reinsurance) were $32 million for the six months ended June 30, 2019 compared to $55 million for the prior year period.
General and administrative expense increased $32 million, or 20%, to $191 million for the six months ended June 30, 2019 compared to $159 million for the prior year period primarily due to higher mark-to-market impact on share-based compensation expenses and investments in growth initiatives.

AMERIPRISE FINANCIAL, INC.

Market Risk
Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our fixed deferred annuities, fixed insurance, brokerage client cash balances, banking deposits, face-amount certificate products and the fixed portion of our variable annuities and variable insurance contracts, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with our variable annuities and the value of derivatives held to hedge these benefits.
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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.6 billion and 3.4%, respectively, as of June 30, 2019. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $7.8 billion and had a weighted average yield of 3.1% as of June 30, 2019. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2019 was approximately 3.1%.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2019:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(278)	$5	$(273)
DAC and DSIC amortization (2)(3)	(31)	—	(31)
Variable annuity riders:
GMDB and GMIB (3)	(13)	—	(13)
GMWB (3)	(435)	373	(62)
GMAB	(28)	28	—
DAC and DSIC amortization (4)	N/A	N/A	11
Total variable annuity riders	(476)	401	(64)
Macro hedge program (5)	—	179	179
Indexed annuities	4	(5)	(1)
Certificates	6	(6)	—
IUL insurance	78	(64)	14
Total	$(697)	$510	$(176)	(6)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(61)	$—	$(61)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,177	(1,306)	(129)
GMAB	22	(24)	(2)
DAC and DSIC amortization (4)	N/A	N/A	21
Total variable annuity riders	1,199	(1,330)	(110)
Macro hedge program (5)	—	(3)	(3)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	59	—	59
Banking deposits	13	—	13
Brokerage client cash balances	108	—	108
Indexed annuities	(1)	—	(1)
Certificates	19	—	19
IUL insurance	12	3	15
Total	$1,348	$(1,330)	$39
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
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately $(273) million.
The above results compare to an estimated negative net impact to pretax income of $213 million related to a 10% equity price

AMERIPRISE FINANCIAL, INC.

decline and an estimated positive net impact to pretax income of $25 million related to a 100 basis point increase in interest rates as of December 31, 2018. Our previous disclosure estimating the impact from a 100 basis point increase in interest rates as of December 31, 2018 was $541 million and did not reflect mitigation enhancements made to our hedge programs and overstated the impact to IUL insurance.
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
Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10% and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, we have not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor have we tried to anticipate all strategic actions management might take to increase revenues or reduce expenses in these scenarios.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, indexed annuities and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2019. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $401 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2019 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the six months ended June 30, 2019. At June 30, 2019 and December 31, 2018, we had $4.3 billion and $2.9 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $750 million that expires in October 2022. Under the terms of the credit agreement, we can increase this facility to $1.0 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2019, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at June 30, 2019.
On March 22, 2019, we issued $500 million of 3.00% senior notes due 2022 and incurred debt issuance costs of $3 million. A portion of the net proceeds was used to repay $300 million principal amount of our 7.3% senior notes which matured on June 28, 2019. The remainder of the net proceeds will be used for general corporate purposes.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both June 30, 2019 and December 31, 2018 was $50 million, which is collateralized with agency residential mortgage backed securities from our investment portfolio. Our subsidiary, RiverSource Life Insurance Company (“RiverSource Life”), is a member of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $151 million of

AMERIPRISE FINANCIAL, INC.

borrowings from the FHLB, which is collateralized with commercial mortgage backed securities, as of both June 30, 2019 and December 31, 2018. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in millions)
RiverSource Life (1)(2)	$3,545	$3,382	N/A	$675
RiverSource Life of NY (1)(2)	276	266	N/A	40
IDS Property Casualty Insurance Company (1)(3)	819	789	$242	233
Ameriprise Insurance Company (1)(3)	50	49	3	3
ACC (4)(5)	470	444	425	420
Threadneedle Asset Management Holdings Sàrl (6)	394	218	175	173
Ameriprise Bank, FSB (4) (7)	171	24	69	10
AFSI (3)(4)	97	108	#	#
Ameriprise Captive Insurance Company (3)	#	51	#	9
Ameriprise Trust Company (3)	34	32	30	27
AEIS (3)(4)	148	136	22	23
RiverSource Distributors, Inc. (3)(4)	13	13	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	13	18	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2019 and December 31, 2018.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at June 30, 2019 represent calculations at December 31, 2018 of the rule based requirements, as specified by FCA regulations.

(7)	Regulatory capital requirement is based on minimum requirements for well capitalized banks in accordance with the Office of the Comptroller of the Currency (“OCC”).
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
During the six months ended June 30, 2019, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.2 billion (including $550 million from RiverSource Life) and contributed cash to its subsidiaries of $179 million (including $145 million to Ameriprise Bank, FSB). During the six months ended June 30, 2018, the parent holding company received cash dividends or a return of capital from its subsidiaries of $956 million (including $400 million from RiverSource Life) and contributed $3 million to its subsidiaries.

AMERIPRISE FINANCIAL, INC.

In 2009, RiverSource established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with our domiciliary regulator and rating agencies. GLIC is domiciled in Delaware so in the event GLIC were subjected to rehabilitation or insolvency proceedings, such proceedings would be located in (and governed by) Delaware laws. Delaware courts have a long tradition of respecting commercial and reinsurance affairs as well as contracts among sophisticated parties. Similar credit protections to what we have with GLIC have been tested and respected in Delaware and elsewhere in the United States, and as a result we believe our credit protections would be respected even in the unlikely event that GLIC becomes subject to rehabilitation or insolvency proceedings in Delaware. Accordingly, while no credit protections are perfect, we believe the correct way to think about the risks represented by our counterparty credit exposure to GLIC is not the full amount of the gross liability that GLIC reinsures, but a much smaller net exposure to GLIC (if any that might exist after taking into account our credit protections). Thus, management believes that our agreement and offsetting non LTC legacy arrangements with Genworth will enable RiverSource to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $261 million and $257 million for the six months ended June 30, 2019 and 2018, respectively. On July 24, 2019, we announced a quarterly dividend of $0.97 per common share. The dividend will be paid on August 16, 2019 to our shareholders of record at the close of business on August 5, 2019.
In April 2017, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through June 30, 2019, which was exhausted in the second quarter of 2019. In February 2019, our Board of Directors authorized an additional repurchase up to $2.5 billion of our common stock through March 31, 2021. As of June 30, 2019, we had $2.2 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2019, we repurchased a total of 5.8 million shares of our common stock at an average price of $135.44 per share.
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
Operating Activities
Net cash provided by operating activities was $1.2 billion for the six months ended June 30, 2019 compared to $498 million for the prior year period primarily reflecting lower cash outflows related to derivatives.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities was $1.6 billion for the six months ended June 30, 2019 compared to net cash provided by investing activities of $279 million for the prior year period primarily reflecting a $1.4 billion increase in cash used for purchases of Available-for-Sale securities, a $291 million decrease in proceeds from sales of Available-for-Sale securities, a $673 million decrease in net cash flows related to investments of consolidated investment entities and a $306 million decrease to cash related to the fixed annuities reinsurance arrangement, partially offset by a $888 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities.
Financing Activities
Net cash provided by financing activities was $1.5 billion for the six months ended June 30, 2019 compared to net cash used in financing activities of $1.1 billion for the prior year period primarily reflecting a $2.2 billion increase in net cash inflows from banking deposits, proceeds of $497 million from issuance of debt and a $485 million decrease in repayments of CIE debt, partially offset by a $467 million decrease in cash proceeds from investment certificates driven by higher maturities, withdrawals and cash surrenders and repayment of $300 million of our senior notes in June 2019.
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

AMERIPRISE FINANCIAL, INC.

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

•	uncertainty as to the timing of launching the Company’s federal savings bank products;

•	conditions in the interest rate, credit default, equity market and foreign exchange environments, including changes in valuations, liquidity and volatility;

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems (or other cybersecurity incidents), or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the ongoing negotiations following the June 2016 UK referendum on membership in the European Union), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2019.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2019:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2019
Share repurchase program (1)	569,092	$142.31	569,092	$2,572,804,302
Employee transactions (2)	108,200	$140.73	N/A	N/A

May 1 to May 31, 2019
Share repurchase program (1)	1,354,248	$144.74	1,354,248	$2,376,793,245
Employee transactions (2)	63,036	$146.04	N/A	N/A

June 1 to June 30, 2019
Share repurchase program (1)	1,073,344	$148.10	1,073,344	$2,217,829,256
Employee transactions (2)	80,249	$148.01	N/A	N/A

Totals
Share repurchase program (1)	2,996,684	$145.48	2,996,684
Employee transactions (2)	251,485	$144.38	N/A
	3,248,169		2,996,684
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
101
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2019 and 2018; (iii) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (iv) Consolidated Statements of Equity for the three months and six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 is formatted in iXBRL (Inline eXtensible Business Reporting Language).
* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	August 5, 2019	By:	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer

Date:	August 5, 2019	By:	/s/ John R. Hutt
John R. Hutt Senior Vice President – Corporate Finance and Controller (Principal Accounting Officer)