Form 10-Q
period 2019-09-30
AMERIPRISE FINANCIAL INC
filed 2019-11-12
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 25, 2019
Common Stock (par value $.01 per share)	126,695,584 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,794	$1,739	$5,153	$5,099
Distribution fees	480	470	1,450	1,403
Net investment income	356	386	1,121	1,201
Premiums	374	363	1,121	1,063
Other revenues	347	358	941	950
Total revenues	3,351	3,316	9,786	9,716
Banking and deposit interest expense	34	24	106	60
Total net revenues	3,317	3,292	9,680	9,656
Expenses
Distribution expenses	971	920	2,819	2,727
Interest credited to fixed accounts	127	178	517	499
Benefits, claims, losses and settlement expenses	594	729	1,848	1,858
Amortization of deferred acquisition costs	112	25	186	180
Interest and debt expense	52	50	164	181
General and administrative expense	820	802	2,448	2,379
Total expenses	2,676	2,704	7,982	7,824
Pretax income	641	588	1,698	1,832
Income tax provision	98	85	268	273
Net income	$543	$503	$1,430	$1,559

Earnings per share
Basic	$4.09	$3.48	$10.53	$10.61
Diluted	$4.04	$3.43	$10.40	$10.45

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(15)	$—	$(27)	$—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	7	—
Net impairment losses recognized in net investment income	$(15)	$—	$(20)	$—
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income	$543	$503	$1,430	$1,559
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(22)	(3)	(31)	(18)
Net unrealized gains (losses) on securities	90	(62)	660	(454)
Net unrealized gains (losses) on derivatives	—	—	(1)	—
Total other comprehensive income (loss), net of tax	68	(65)	628	(472)
Total comprehensive income	$611	$438	$2,058	$1,087
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$5,290	$2,931
Cash of consolidated investment entities (“CIEs”)	102	166
Investments	35,725	35,825
Investments of consolidated investment entities, at fair value	1,650	1,706
Separate account assets	84,067	77,925
Receivables	7,328	6,173
Receivables of consolidated investment entities, at fair value	20	12
Deferred acquisition costs	2,626	2,776
Restricted and segregated cash, cash equivalents and investments	2,174	2,910
Other assets	8,545	6,792
Assets held for sale	1,986	—
Total assets	$149,513	$137,216

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$31,146	$30,124
Separate account liabilities	84,067	77,925
Customer deposits	13,436	11,545
Short-term borrowings	201	201
Long-term debt	3,101	2,867
Debt of consolidated investment entities, at fair value	1,670	1,743
Accounts payable and accrued expenses	1,783	1,862
Other liabilities	6,925	5,239
Other liabilities of consolidated investment entities, at fair value	82	122
Liabilities held for sale	1,105	—
Total liabilities	143,516	131,628
Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 329,512,184 and 328,537,214 respectively)	3	3
Additional paid-in capital	8,392	8,260
Retained earnings	13,944	12,909
Treasury shares, at cost (202,107,088 and 192,206,467 shares, respectively)	(16,679)	(15,293)
Accumulated other comprehensive income (loss), net of tax	337	(291)
Total equity	5,997	5,588
Total liabilities and equity	$149,513	$137,216
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at July 1, 2018	142,220,411	$3	$8,171	$12,126	$(14,489)	$(179)	$5,632
Comprehensive income:
Net income	—	—	—	503	—	—	503
Other comprehensive loss, net of tax	—	—	—	—	—	(65)	(65)
Total comprehensive income							438
Dividends to shareholders	—	—	—	(131)	—	—	(131)
Repurchase of common shares	(2,548,686)	—	—	—	(365)	—	(365)
Share-based compensation plans	147,900	—	43	—	1	—	44
Balances at September 30, 2018	139,819,625	$3	$8,214	$12,498	$(14,853)	$(244)	$5,618

Balances at July 1, 2019	131,292,759	$3	$8,337	$13,530	$(16,109)	$269	$6,030
Comprehensive income:
Net income	—	—	—	543	—	—	543
Other comprehensive income, net of tax	—	—	—	—	—	68	68
Total comprehensive income							611
Dividends to shareholders	—	—	—	(129)	—	—	(129)
Repurchase of common shares	(4,145,672)	—	—	—	(570)	—	(570)
Share-based compensation plans	258,009	—	55	—	—	—	55
Balances at September 30, 2019	127,405,096	$3	$8,392	$13,944	$(16,679)	$337	$5,997
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) (Continued)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at January 1, 2018	146,634,664	$3	$8,085	$11,326	$(13,648)	$229	$5,995
Cumulative effect of adoption of equity securities guidance	—	—	—	1	—	(1)	—
Comprehensive income:
Net income	—	—	—	1,559	—	—	1,559
Other comprehensive loss, net of tax	—	—	—	—	—	(472)	(472)
Total comprehensive income							1,087
Dividends to shareholders	—	—	—	(388)	—	—	(388)
Repurchase of common shares	(8,526,715)	—	—	—	(1,265)	—	(1,265)
Share-based compensation plans	1,711,676	—	129	—	60	—	189
Balances at September 30, 2018	139,819,625	$3	$8,214	$12,498	$(14,853)	$(244)	$5,618

Balances at January 1, 2019	136,330,747	$3	$8,260	$12,909	$(15,293)	$(291)	$5,588
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	(5)	—	—	(5)
Comprehensive income:
Net income	—	—	—	1,430	—	—	1,430
Other comprehensive income, net of tax	—	—	—	—	—	628	628
Total comprehensive income							2,058
Dividends to shareholders	—	—	—	(390)	—	—	(390)
Repurchase of common shares	(10,597,948)	—	—	—	(1,442)	—	(1,442)
Share-based compensation plans	1,672,297	—	132	—	56	—	188
Balances at September 30, 2019	127,405,096	$3	$8,392	$13,944	$(16,679)	$337	$5,997
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash Flows from Operating Activities
Net income	$1,430	$1,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	132	152
Deferred income tax expense (benefit)	(239)	8
Share-based compensation	100	105
Net realized investment (gains) losses	(15)	(16)
Net trading (gains) losses	(8)	(9)
Loss from equity method investments	54	44
Other-than-temporary impairments and provision for loan losses	20	—
Net (gains) losses of consolidated investment entities	8	(29)
Changes in operating assets and liabilities:
Restricted and segregated investments	124	349
Deferred acquisition costs	(40)	(61)
Policyholder account balances, future policy benefits and claims, net	1,068	(523)
Derivatives, net of collateral	71	353
Receivables	205	(264)
Brokerage deposits	(492)	(488)
Accounts payable and accrued expenses	(43)	(98)
Other operating assets and liabilities of consolidated investment entities, net	(12)	—
Other, net	211	27
Net cash provided by (used in) operating activities	2,574	1,109

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	219	412
Maturities, sinking fund payments and calls	6,107	5,127
Purchases	(7,508)	(6,463)
Proceeds from sales, maturities and repayments of mortgage loans	188	236
Funding of mortgage loans	(197)	(164)
Proceeds from sales, maturities and collections of other investments	215	607
Purchase of other investments	(227)	(538)
Purchase of investments by consolidated investment entities	(524)	(327)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	521	920
Purchase of land, buildings, equipment and software	(100)	(117)
Cash paid for written options with deferred premiums	(124)	(82)
Cash received from written options with deferred premiums	71	100
Change in reinsurance deposit, net	(274)	—
Other, net	(103)	(60)
Net cash provided by (used in) investing activities	$(1,736)	$(349)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$4,029	$4,440
Maturities, withdrawals and cash surrenders	(4,184)	(3,497)
Policyholder account balances:
Deposits and other additions	1,620	1,511
Net transfers from (to) separate accounts	(46)	(89)
Surrenders and other benefits	(1,320)	(1,406)
Change in banking deposits, net	2,543	—
Cash paid for purchased options with deferred premiums	(158)	(182)
Cash received from purchased options with deferred premiums	220	161
Issuance of long-term debt	497	—
Repayments of long-term debt	(310)	(9)
Dividends paid to shareholders	(380)	(380)
Repurchase of common shares	(1,392)	(1,192)
Exercise of stock options	2	2
Borrowings by consolidated investment entities	—	566
Repayments of debt by consolidated investment entities	(57)	(1,132)
Other, net	—	3
Net cash provided by (used in) financing activities	1,064	(1,204)
Effect of exchange rate changes on cash	(15)	(3)
Net increase (decrease) in cash and cash equivalents, including amounts restricted and cash balances classified as assets held-for-sale	1,887	(447)
Less: Net change in cash balances classified as assets held for sale	204	—
Net increase (decrease) in cash and cash equivalents, including amounts restricted	1,683	(447)
Cash and cash equivalents, including amounts restricted, at beginning of period	5,883	5,144
Cash and cash equivalents, including amounts restricted, at end of period	$7,566	$4,697

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$209	$154
Interest paid by consolidated investment entities	64	90
Income taxes paid, net	345	295
Leased assets obtained in exchange for finance lease liabilities	13	—
Leased assets obtained in exchange for operating lease liabilities	30	—
Non-cash investing activity:
Partnership commitments not yet remitted	4	1
Investments transferred in connection with reinsurance transaction	1,265	—

	September 30, 2019	December 31, 2018
	(in millions)

Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$5,290	$2,931
Cash of consolidated investment entities	102	166
Restricted and segregated cash, cash equivalents and investments	2,174	2,910
Less: Restricted and segregated investments	—	(124)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$7,566	$5,883
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
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified other than the sale of Ameriprise Auto & Home (“AAH”) on October 1, 2019, which is discussed in Note 15.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is currently effective for interim and annual periods beginning after December 15, 2020. On October 16, 2019, the FASB affirmed their decision to defer the effective date of the standard to interim and annual periods beginning after December 15, 2021. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.
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
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The update is not expected to have a material impact on the Company’s consolidated results of operations or financial condition upon adoption.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended September 30, 2019
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$448	$—	$—	$—	$448	$—	$448
Institutional	—	135	—	—	—	135	—	135
Advisory fees	813	—	—	—	—	813	—	813
Financial planning fees	80	—	—	—	—	80	—	80
Transaction and other fees	91	48	14	2	—	155	—	155
Total management and financial advice fees	984	631	14	2	—	1,631	—	1,631

Distribution fees:
Mutual funds	183	59	—	—	—	242	—	242
Insurance and annuity	226	43	84	7	1	361	—	361
Other products	169	—	—	—	—	169	—	169
Total distribution fees	578	102	84	7	1	772	—	772

Other revenues	40	—	—	—	—	40	—	40
Total revenue from contracts with customers	1,602	733	98	9	1	2,443	—	2,443

Revenue from other sources (1)	115	8	519	256	356	1,254	19	1,273
Total segment gross revenues	1,717	741	617	265	357	3,697	19	3,716
Less: Banking and deposit interest expense	35	(1)	—	—	1	35	—	35
Total segment net revenues	1,682	742	617	265	356	3,662	19	3,681
Less: Intersegment revenues	240	13	94	16	(1)	362	2	364
Total net revenues	$1,442	$729	$523	$249	$357	$3,300	$17	$3,317

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$479	$—	$—	$—	$479	$—	$479
Institutional	—	125	—	—	—	125	—	125
Advisory fees	740	—	—	—	—	740	—	740
Financial planning fees	75	—	—	—	—	75	—	75
Transaction and other fees	87	48	15	2	—	152	—	152
Total management and financial advice fees	902	652	15	2	—	1,571	—	1,571

Distribution fees:
Mutual funds	182	64	—	—	—	246	—	246
Insurance and annuity	220	44	85	8	1	358	—	358
Other products	156	—	—	—	—	156	—	156
Total distribution fees	558	108	85	8	1	760	—	760

Other revenues	43	—	—	—	—	43	—	43
Total revenue from contracts with customers	1,503	760	100	10	1	2,374	—	2,374

Revenue from other sources (1)	85	12	528	318	331	1,274	26	1,300
Total segment gross revenues	1,588	772	628	328	332	3,648	26	3,674
Less: Banking and deposit interest expense	24	—	—	—	2	26	—	26
Total segment net revenues	1,564	772	628	328	330	3,622	26	3,648
Less: Intersegment revenues	235	13	91	17	(2)	354	2	356
Total net revenues	$1,329	$759	$537	$311	$332	$3,268	$24	$3,292

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Nine Months Ended September 30, 2019
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,319	$—	$—	$—	$1,319	$—	$1,319
Institutional	—	350	—	—	—	350	—	350
Advisory fees	2,317	—	—	—	—	2,317	—	2,317
Financial planning fees	233	—	—	—	—	233	—	233
Transaction and other fees	266	141	41	6	—	454	—	454
Total management and financial advice fees	2,816	1,810	41	6	—	4,673	—	4,673

Distribution fees:
Mutual funds	536	176	—	—	—	712	—	712
Insurance and annuity	649	127	244	21	5	1,046	—	1,046
Other products	534	—	—	—	—	534	—	534
Total distribution fees	1,719	303	244	21	5	2,292	—	2,292

Other revenues	134	4	—	—	—	138	—	138
Total revenue from contracts with customers	4,669	2,117	285	27	5	7,103	—	7,103

Revenue from other sources (1)	326	26	1,556	759	1,050	3,717	21	3,738
Total segment gross revenues	4,995	2,143	1,841	786	1,055	10,820	21	10,841
Less: Banking and deposit interest expense	106	—	—	—	5	111	—	111
Total segment net revenues	4,889	2,143	1,841	786	1,050	10,709	21	10,730
Less: intersegment revenues	689	40	273	46	(4)	1,044	6	1,050
Total net revenues	$4,200	$2,103	$1,568	$740	$1,054	$9,665	$15	$9,680

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Nine Months Ended September 30, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,431	$—	$—	$—	$1,431	$—	$1,431
Institutional	—	345	—	—	—	345	—	345
Advisory fees	2,137	—	—	—	—	2,137	—	2,137
Financial planning fees	223	—	—	—	—	223	—	223
Transaction and other fees	268	144	44	5	1	462	—	462
Total management and financial advice fees	2,628	1,920	44	5	1	4,598	—	4,598

Distribution fees:
Mutual funds	556	201	—	—	—	757	—	757
Insurance and annuity	673	131	253	22	5	1,084	—	1,084
Other products	448	—	—	—	—	448	—	448
Total distribution fees	1,677	332	253	22	5	2,289	—	2,289

Other revenues	131	2	—	—	—	133	—	133
Total revenue from contracts with customers	4,436	2,254	297	27	6	7,020	—	7,020

Revenue from other sources (1)	232	51	1,566	809	985	3,643	142	3,785
Total segment gross revenues	4,668	2,305	1,863	836	991	10,663	142	10,805
Less: Banking and deposit interest expense	60	—	—	—	4	64	—	64
Total segment net revenues	4,608	2,305	1,863	836	987	10,599	142	10,741
Less: intersegment revenues	722	37	271	46	(3)	1,073	12	1,085
Total net revenues	$3,886	$2,268	$1,592	$790	$990	$9,526	$130	$9,656
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $130 million and $138 million as of September 30, 2019 and December 31, 2018, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets, and were $106 million and $112 million as of September 30, 2019 and December 31, 2018, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $16 million and nil as of September 30, 2019 and December 31, 2018, respectively.
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $587 million and $644 million as of September 30, 2019 and December 31, 2018, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $4 million and $5 million as of September 30, 2019 and December 31, 2018, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $12 million and $18 million as of September 30, 2019 and December 31, 2018, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil and $7 million as of September 30, 2019 and December 31, 2018, respectively.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $20 million and $30 million as of September 30, 2019 and December 31, 2018, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $301 million and $352 million as of September 30, 2019 and December 31, 2018, respectively. The Company had a $20 million and a $43 million liability recorded as of September 30, 2019 and December 31, 2018, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$9	$—	$9
Common stocks	1	—	—	1
Syndicated loans	—	1,505	135	1,640
Total investments	1	1,514	135	1,650
Receivables	—	20	—	20
Total assets at fair value	$1	$1,534	$135	$1,670

Liabilities
Debt (1)	$—	$1,670	$—	$1,670
Other liabilities	—	82	—	82
Total liabilities at fair value	$—	$1,752	$—	$1,752

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$9	$—	$9
Common stocks	1	1	—	2
Other investments	4	—	—	4
Syndicated loans	—	1,465	226	1,691
Total investments	5	1,475	226	1,706
Receivables	—	12	—	12
Total assets at fair value	$5	$1,487	$226	$1,718

Liabilities
Debt (1)	$—	$1,743	$—	$1,743
Other liabilities	—	122	—	122
Total liabilities at fair value	$—	$1,865	$—	$1,865

(1)
The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.7 billion as of both September 30, 2019 and December 31, 2018.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance, July 1, 2019	$1	$130
Total gains (losses) included in:
Net income	—	—
Purchases	—	26
Settlements	—	(25)
Transfers into Level 3	—	81
Transfers out of Level 3	(1)	(77)
Balance, September 30, 2019	$—	$135

Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2019	$—	$(1)	(1)

	Common Stocks		Syndicated Loans
	(in millions)
Balance, July 1, 2018	$4		$111
Total gains (losses) included in:
Net income	2	(1)	1	(1)
Purchases	—		9
Sales	—		(3)
Settlements	—		(10)
Transfers into Level 3	—		52
Transfers out of Level 3	—		(39)
Balance, September 30, 2018	$6		$121

Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2018	$2	(1)	$—

	Common Stocks	Syndicated Loans
	(in millions)
Balance, January 1, 2019	$—	$226
Total gains (losses) included in:
Net income	—	(1)	(1)
Purchases	—	75
Sales	—	(8)
Settlements	—	(36)
Transfers into Level 3	1	165
Transfers out of Level 3	(1)	(286)
Balance, September 30, 2019	$—	$135

Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2019	$—	$(2)	(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2018	$4		$180
Total gains (losses) included in:
Net income	6	(1)	2	(1)
Purchases	—		51
Sales	(4)		(39)
Settlements	—		(40)
Transfers into Level 3	4		130
Transfers out of Level 3	(4)		(163)
Balance, September 30, 2018	$6		$121

Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2018	$4	(1)	$—

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
All Level 3 measurements as of September 30, 2019 and December 31, 2018 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2019	December 31, 2018
	(in millions)
Syndicated loans
Unpaid principal balance	$1,705	$1,743
Excess unpaid principal over fair value	(65)	(52)
Fair value	$1,640	$1,691
Fair value of loans more than 90 days past due	$10	$—
Fair value of loans in nonaccrual status	46	—
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	12	—

Debt
Unpaid principal balance	$1,788	$1,951
Excess unpaid principal over fair value	(118)	(208)
Carrying value (1)	$1,670	$1,743

(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.7 billion as of both September 30, 2019 and December 31, 2018.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(3) million and $5 million for the three months ended September 30, 2019 and 2018, respectively.
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(8) million and $29 million for the nine months ended September 30, 2019 and 2018, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
Debt of consolidated CLOs due 2025-2030	$1,670	$1,743	3.7%	3.7%

The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 10.9%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2019	December 31, 2018
	(in millions)
Available-for-Sale securities, at fair value	$30,967	$31,058
Mortgage loans, net	2,704	2,696
Policy loans	864	861
Other investments	1,190	1,210
Total	$35,725	$35,825

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Investment income on fixed maturities	$349	$339	$1,046	$1,002
Net realized gains (losses) (1)	(10)	4	(6)	15
Affordable housing partnerships	(26)	(24)	(58)	(49)
Other	19	43	67	132
Consolidated investment entities	24	24	72	101
Total	$356	$386	$1,121	$1,201

(1)
Net realized gains for the nine months ended September 30, 2019 included other-than-temporary impairments (“OTTI”) on investments held by AAH, which were classified as held for sale on the Consolidated Balance Sheet as of September 30, 2019. See Note 15 for additional information.

Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$11,203	$1,318	$(13)	$12,508	$—
Residential mortgage backed securities	8,020	104	(12)	8,112	—
Commercial mortgage backed securities	5,144	134	(3)	5,275	—
Asset backed securities	1,631	51	(2)	1,680	1
State and municipal obligations	1,166	265	(3)	1,428	—
U.S. government and agency obligations	1,692	1	—	1,693	—
Foreign government bonds and obligations	256	18	(3)	271	—
Total	$29,112	$1,891	$(36)	$30,967	$1

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,741	$555	$(230)	$14,066	$—
Residential mortgage backed securities	6,373	34	(78)	6,329	—
Commercial mortgage backed securities	4,975	18	(116)	4,877	—
Asset backed securities	1,373	36	(11)	1,398	1
State and municipal obligations	2,166	192	(13)	2,345	—
U.S. government and agency obligations	1,745	—	—	1,745	—
Foreign government bonds and obligations	298	9	(9)	298	—
Total	$30,671	$844	$(457)	$31,058	$1

(1)
Represents the amount of OTTI losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of September 30, 2019 and December 31, 2018, investment securities with a fair value of $2.4 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $724 million and $510 million, respectively, may be sold, pledged or rehypothecated by the counterparty.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of both September 30, 2019 and December 31, 2018, fixed maturity securities comprised approximately 87% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2019 and December 31, 2018, the Company’s internal analysts rated $609 million and $755 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$15,675	$15,916	51%	$13,399	$13,252	43%
AA	1,080	1,291	4	1,571	1,723	5
A	3,020	3,498	11	3,667	3,899	13
BBB	8,542	9,441	31	11,102	11,290	36
Below investment grade (1)	795	821	3	932	894	3
Total fixed maturities	$29,112	$30,967	100%	$30,671	$31,058	100%

(1)
The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $4 million and $6 million, respectively, at September 30, 2019, and $5 million and $6 million, respectively, at December 31, 2018. These securities are not rated but are included in below investment grade due to their risk characteristics.

As of September 30, 2019 and December 31, 2018, approximately 41% and 36%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	20	$135	$(2)	39	$407	$(11)	59	$542	$(13)
Residential mortgage backed securities	88	1,933	(4)	113	1,201	(8)	201	3,134	(12)
Commercial mortgage backed securities	39	1,054	(2)	30	278	(1)	69	1,332	(3)
Asset backed securities	17	237	—	16	195	(2)	33	432	(2)
State and municipal obligations	1	4	—	4	79	(3)	5	83	(3)
Foreign government bonds and obligations	2	5	—	13	26	(3)	15	31	(3)
Total	167	$3,368	$(8)	215	$2,186	$(28)	382	$5,554	$(36)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	345	$5,522	$(152)	148	$1,717	$(78)	493	$7,239	$(230)
Residential mortgage backed securities	142	2,029	(18)	175	2,132	(60)	317	4,161	(78)
Commercial mortgage backed securities	104	2,062	(30)	112	1,806	(86)	216	3,868	(116)
Asset backed securities	38	491	(6)	35	396	(5)	73	887	(11)
State and municipal obligations	81	255	(4)	100	254	(9)	181	509	(13)
Foreign government bonds and obligations	17	86	(4)	14	17	(5)	31	103	(9)
Total	727	$10,445	$(214)	584	$6,322	$(243)	1,311	$16,767	$(457)

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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for OTTI related to credit losses on Available-for-Sale securities for which a portion of the securities’ total OTTI was recognized in OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Beginning balance	$2	$2	$2	$2
Credit losses for which an other-than-temporary impairment was not previously recognized	15	—	15	—
Ending balance	$17	$2	$17	$2

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Gross realized investment gains	$6	$4	$28	$15
Gross realized investment losses	(1)	—	(13)	(1)
Other-than-temporary impairments	(15)	—	(20)	—
Total	$(10)	$4	$(5)	$14

Other-than-temporary impairments for the three months ended September 30, 2019 primarily related to credit losses on corporate debt securities. Other-than-temporary impairments for the nine months ended September 30, 2019 primarily related to credit losses on corporate debt securities and investments held by AAH, which were classified as held for sale on the Consolidated Balance Sheet as of September 30, 2019. See Note 15 for additional information.
See Note 16 for a rollforward of net unrealized investment gains (losses) included in AOCI.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Available-for-Sale securities by contractual maturity as of September 30, 2019 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,608	$2,611
Due after one year through five years	4,749	4,913
Due after five years through 10 years	2,817	3,040
Due after 10 years	4,143	5,336
	14,317	15,900
Residential mortgage backed securities	8,020	8,112
Commercial mortgage backed securities	5,144	5,275
Asset backed securities	1,631	1,680
Total	$29,112	$30,967

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
6.  Financing Receivables
The Company’s financing receivables primarily include commercial mortgage loans, syndicated loans, policy loans, advisor loans, margin loans, credit card receivables and the reinsurance deposit receivable. Commercial mortgage loans, syndicated loans, policy loans and credit card receivables are reflected in investments. Advisor loans, margin loans and the reinsurance deposit receivable are recorded in receivables.
Allowance for Loan Losses
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. The Company does not have an allowance for loan losses for the reinsurance deposit receivable as the receivable is supported by a trust and there is minimal risk of loss.
Commercial Mortgage Loans and Syndicated Loans
The following table presents a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2019	2018
	(in millions)
Beginning balance	$24	$26
Charge-offs	(1)	(2)
Ending balance	$23	$24

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	23	24

The recorded investment in financing receivables by impairment method was as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Individually evaluated for impairment	$14	$24
Collectively evaluated for impairment	3,252	3,239
Total	$3,266	$3,263

As of September 30, 2019 and December 31, 2018, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $14 million and $24 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

During the three months ended September 30, 2019 and 2018, the Company purchased $52 million and $36 million, respectively, of syndicated loans, and sold $13 million and $13 million, respectively, of syndicated loans. During the nine months ended September 30, 2019 and 2018, the Company purchased $126 million and $181 million, respectively, of syndicated loans, and sold $40 million and $49 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. As of September 30, 2019 and December 31, 2018, principal amounts outstanding for advisor loans were $629 million and $558 million, respectively. As of September 30, 2019 and December 31, 2018, allowance for loan losses were $30 million and $25 million, respectively. The allowance for loan losses related to loans to financial advisors is not included in the table disclosures above. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with the Company was $17 million and $18 million as of September 30, 2019 and December 31, 2018, respectively. The allowance for loan losses on these loans was $13 million as of both September 30, 2019 and December 31, 2018.
Credit Card Receivables
In the third quarter of 2019, Ameriprise Bank, FSB acquired a credit card portfolio from a third party bank. The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by the third party. The principal amount outstanding of credit card receivables was $92 million as of September 30, 2019. The allowance for loan losses was not material as of September 30, 2019.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $21 million and $16 million as of September 30, 2019 and December 31, 2018, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2019 and December 31, 2018. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
East North Central	$234	$216	8%	8%
East South Central	113	107	4	4
Middle Atlantic	182	187	7	7
Mountain	251	237	9	9
New England	55	62	2	2
Pacific	806	814	30	30
South Atlantic	718	731	26	27
West North Central	207	213	8	8
West South Central	157	148	6	5
	2,723	2,715	100%	100%
Less: allowance for loan losses	19	19
Total	$2,704	$2,696

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
Apartments	$641	$621	23%	23%
Hotel	52	43	2	1
Industrial	424	453	16	17
Mixed use	72	54	3	2
Office	425	435	16	16
Retail	906	897	33	33
Other	203	212	7	8
	2,723	2,715	100%	100%
Less: allowance for loan losses	19	19
Total	$2,704	$2,696

Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2019 and December 31, 2018 was $543 million and $548 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans were $8 million and nil as of September 30, 2019 and December 31, 2018, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both September 30, 2019 and December 31, 2018. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for both the three months and nine months ended September 30, 2019 and 2018. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
Reinsurance Deposit Receivable
The reinsurance deposit receivable was $1.5 billion as of September 30, 2019.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter, management updates market-related assumptions and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC in the third quarter of 2019 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking to DAC in the third quarter of 2018 primarily reflected updated mortality assumptions on universal life (“UL”) and variable universal life (“VUL”) insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
The balances of and changes in DAC were as follows:

	2019	2018
	(in millions)
Balance at January 1	$2,776	$2,676
Capitalization of acquisition costs	226	241
Amortization, excluding the impact of valuation assumptions review	(172)	(213)
Amortization, impact of valuation assumptions review	(14)	33
Impact of change in net unrealized (gains) losses on securities	(175)	95
Reclassified to assets held for sale (1)	(15)	—
Balance at September 30	$2,626	$2,832

(1) See Note 15 for additional information on held for sale classification.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2019	2018
	(in millions)
Balance at January 1	$251	$276
Capitalization of sales inducement costs	1	2
Amortization, excluding the impact of valuation assumptions review	(13)	(26)
Amortization, impact of valuation assumptions review	—	—
Impact of change in net unrealized (gains) losses on securities	(21)	16
Balance at September 30	$218	$268

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

8.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,015	$9,338
Variable annuity fixed sub-accounts	5,122	5,129
UL/VUL insurance	3,093	3,063
Indexed universal life (“IUL”) insurance	1,933	1,728
Other life insurance	656	683
Total policyholder account balances	19,819	19,941

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,120	875
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(19)	(19)
Other annuity liabilities	141	26
Fixed annuity life contingent liabilities	1,450	1,459
Life and disability income insurance	1,214	1,221
Long term care insurance	5,268	4,981
UL/VUL and other life insurance additional liabilities	999	749
Total future policy benefits	11,173	9,292
Policy claims and other policyholders’ funds	154	891
Total policyholder account balances, future policy benefits and claims	$31,146	$30,124

(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both September 30, 2019 and December 31, 2018 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Variable annuity	$72,330	$66,913
VUL insurance	7,078	6,451
Other insurance	30	29
Threadneedle investment liabilities	4,629	4,532
Total	$84,067	$77,925

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2019				December 31, 2018
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$60,653	$58,705	$17	67	$55,810	$53,872	$417	67
Five/six-year reset	7,835	5,108	11	67	7,670	4,941	112	67
One-year ratchet	5,806	5,466	24	70	5,560	5,210	417	70
Five-year ratchet	1,365	1,310	1	66	1,307	1,251	23	66
Other	1,144	1,125	81	73	1,033	1,014	148	72
Total — GMDB	$76,803	$71,714	$134	67	$71,380	$66,288	$1,117	67

GGU death benefit	$1,071	$1,018	$121	71	$992	$940	$112	70

GMIB	$182	$167	$8	70	$180	$164	$12	69

GMWB:
GMWB	$1,989	$1,983	$1	73	$1,990	$1,984	$3	72
GMWB for life	44,997	44,888	374	68	40,966	40,876	742	68
Total — GMWB	$46,986	$46,871	$375	68	$42,956	$42,860	$745	68

GMAB	$2,494	$2,490	$1	60	$2,456	$2,450	$24	59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2019		December 31, 2018
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,531	66	$6,513	66

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	5	—	(588)	(3)	171
Paid claims	(4)	—	—	—	(19)
Balance at September 30, 2018	$18	$6	$(125)	$(83)	$641

Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	—	(1)	1,245	—	110
Paid claims	(4)	—	—	—	(34)
Balance at September 30, 2019	$15	$7	$2,120	$(19)	$735

(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2019	December 31, 2018
	(in millions)
Mutual funds:
Equity	$42,770	$39,764
Bond	23,235	21,190
Other	5,944	5,568
Total mutual funds	$71,949	$66,522

10.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
Long-term debt:
Senior notes due 2019	$—	$300	—%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2022	500	—	3.0	—
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	61	25
Other (1)	(10)	(8)
Total long-term debt	3,101	2,867

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	151	151	2.2	2.6
Repurchase agreements	50	50	2.5	2.6
Total short-term borrowings	201	201
Total	$3,302	$3,068
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
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both September 30, 2019 and December 31, 2018, the Company had pledged $52 million of agency residential mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than one month as of September 30, 2019 and less than three months as of December 31, 2018. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in investments and was $848 million and $780 million, of commercial mortgage backed securities, and $192 million and nil, of residential mortgage backed securities, as of September 30, 2019 and December 31, 2018, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2019 and December 31, 2018. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. As of both September 30, 2019 and December 31, 2018, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both September 30, 2019 and December 31, 2018.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$349	$4,266	$—	$4,615
Available-for-Sale securities:
Corporate debt securities	—	11,714	794	12,508
Residential mortgage backed securities	—	7,958	154	8,112
Commercial mortgage backed securities	—	5,275	—	5,275
Asset backed securities	—	1,660	20	1,680
State and municipal obligations	—	1,428	—	1,428
U.S. government and agency obligations	1,693	—	—	1,693
Foreign government bonds and obligations	—	271	—	271
Total Available-for-Sale securities	1,693	28,306	968	30,967
Equity securities	1	—	—	1
Investments at net asset value (“NAV”)				6	(1)
Trading and other securities	11	30	—	41
Separate account assets at NAV				84,067	(1)
Investments and cash equivalents segregated for regulatory purposes	13	—	—	13
Other assets:
Interest rate derivative contracts	—	1,970	—	1,970
Equity derivative contracts	137	2,103	—	2,240
Credit derivative contracts	—	10	—	10
Foreign exchange derivative contracts	—	52	—	52
Total other assets	137	4,135	—	4,272
Total assets at fair value	$2,204	$36,737	$968	$123,982

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$37	$40
IUL embedded derivatives	—	—	822	822
GMWB and GMAB embedded derivatives	—	—	1,452	1,452	(2)
Total policyholder account balances, future policy benefits and claims	—	3	2,311	2,314	(3)
Customer deposits	—	13	—	13
Other liabilities:
Interest rate derivative contracts	—	521	—	521
Equity derivative contracts	19	2,811	—	2,830
Foreign exchange derivative contracts	1	33	—	34
Other	6	6	26	38
Total other liabilities	26	3,371	26	3,423
Total liabilities at fair value	$26	$3,387	$2,337	$5,750

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$155	$2,350	$—	$2,505
Available-for-Sale securities:
Corporate debt securities	—	13,153	913	14,066
Residential mortgage backed securities	—	6,193	136	6,329
Commercial mortgage backed securities	—	4,857	20	4,877
Asset backed securities	—	1,392	6	1,398
State and municipal obligations	—	2,345	—	2,345
U.S. government and agency obligations	1,745	—	—	1,745
Foreign government bonds and obligations	—	298	—	298
Total Available-for-Sale securities	1,745	28,238	1,075	31,058
Equity securities	—	1	—	1
Investments at NAV				6	(1)
Trading and other securities	36	38	—	74
Separate account assets at NAV				77,925	(1)
Investments and cash equivalents segregated for regulatory purposes	301	—	—	301
Other assets:
Interest rate derivative contracts	—	796	—	796
Equity derivative contracts	191	1,527	—	1,718
Foreign exchange derivative contracts	5	55	—	60
Total other assets	196	2,378	—	2,574
Total assets at fair value	$2,433	$33,005	$1,075	$114,444

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$14	$17
IUL embedded derivatives	—	—	628	628
GMWB and GMAB embedded derivatives	—	—	328	328	(4)
Total policyholder account balances, future policy benefits and claims	—	3	970	973	(5)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	424	—	424
Equity derivative contracts	78	2,076	—	2,154
Credit derivative contracts	—	18	—	18
Foreign exchange derivative contracts	4	31	—	35
Other	13	6	30	49
Total other liabilities	95	2,555	30	2,680
Total liabilities at fair value	$95	$2,564	$1,000	$3,659

(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.6 billion of individual contracts in a liability position and $107 million of individual contracts in an asset position as of September 30, 2019.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(704) million cumulative increase (decrease) to the embedded derivatives as of September 30, 2019.

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2019	$809	$448	$24	$1,281
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	4	—	—	4
Purchases	21	60	—	81
Settlements	(39)	(6)	—	(45)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(348)	(18)	(366)
Balance, September 30, 2019	$794	$154	$20	$968

Changes in unrealized gains (losses) relating to assets held at September 30, 2019	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2019	$31	$819		$696		$1,546	$31
Total (gains) losses included in:
Net income	—	(5)	(2)	663	(3)	658	(5)	(4)
Issues	6	25		96		127	—
Settlements	—	(17)		(3)		(20)	—
Balance, September 30, 2019	$37	$822		$1,452		$2,311	$26

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2019	$—	$(5)	(2)	$660	(3)	$655	$—

	Available-for-Sale Securities					Other Derivatives Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2018	$1,040	$120	$52	$31	$1,243	$2
Total gains (losses) included in:
Net income	—	—	—	—	—	(2)	(3)
Other comprehensive income (loss)	(2)	—	—	1	(1)	—
Purchases	—	20	—	—	20	—
Settlements	(46)	(5)	—	(1)	(52)	—
Transfers out of Level 3	—	(26)	(52)	(22)	(100)	—
Balance, September 30, 2018	$992	$109	$—	$9	$1,110	$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$—	$—	$—	$—	$—	$(2)	(3)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2018	$8	$620		$(425)		$203	$29
Total (gains) losses included in:
Net income	—	55	(2)	(344)	(3)	(289)	—
Issues	3	24		90		117	—
Settlements	—	(15)		(7)		(22)	—
Balance, September 30, 2018	$11	$684		$(686)		$9	$29

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2018	$—	$55	(2)	$(347)	(3)	$(292)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$913	$136	$20	$6	$1,075
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)
Other comprehensive income (loss)	32	—	—	—	32
Purchases	35	477	—	18	530
Settlements	(185)	(12)	—	—	(197)
Transfers into Level 3	—	—	—	14	14
Transfers out of Level 3	—	(447)	(20)	(18)	(485)
Balance, September 30, 2019	$794	$154	$—	$20	$968

Changes in unrealized gains (losses) relating to assets held at September 30, 2019	$(1)	$—	$—	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970	$30
Total (gains) losses included in:
Net income	3	(2)	153	(2)	866	(3)	1,022	(4)	(4)
Issues	20		92		266		378	—
Settlements	—		(51)		(8)		(59)	—
Balance, September 30, 2019	$37		$822		$1,452		$2,311	$26

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2019	$—		$153	(2)	$859	(3)	$1,012	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Available-for-Sale Securities						Other Derivatives Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,139	$155	$—	$7	$1,301		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(3)	(3)
Other comprehensive income (loss)	(28)	1	—	1	(26)		—
Purchases	15	20	52	32	119		3
Settlements	(133)	(24)	—	(1)	(158)		—
Transfers into Level 3	—	—	—	2	2		—
Transfers out of Level 3	—	(43)	(52)	(32)	(127)		—
Balance, September 30, 2018	$992	$109	$—	$9	$1,110		$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$(1)	$—	$—	$—	$(1)	(1)	$(3)	(3)

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—	$601		$(49)		$552	$28
Total (gains) losses included in:
Net income	—	56	(2)	(875)	(3)	(819)	1	(4)
Issues	11	65		257		333	—
Settlements	—	(38)		(19)		(57)	—
Balance, September 30, 2018	$11	$684		$(686)		$9	$29

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2018	$—	$56	(2)	$(868)	(3)	$(812)	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4) Included in general and administrative expense in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $85 million and $(58) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2019 and 2018, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(29) million and $(10) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2019 and 2018, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$794	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	3.1%	1.3%
Asset backed securities	$6	Discounted cash flow	Annual short-term default rate	2.8%
			Annual long-term default rate	2.5%	–	3.0%	2.6%
			Discount rate	11.0%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$822	Discounted cash flow	Nonperformance risk (1)	78 bps
Indexed annuity embedded derivatives	$37	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	78 bps
GMWB and GMAB embedded derivatives	$1,452	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.5%
			Market volatility (3)	3.9%	–	16.1%
			Nonperformance risk (1)	78 bps
Contingent consideration liabilities	$26	Discounted cash flow	Discount rate	9.0%

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$912	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.6%	1.5%
Asset backed securities	$6	Discounted cash flow	Annual short-term default rate	2.3%
			Annual long-term default rate	2.5%	–	3.0%	2.9%
			Discount rate	11.5%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$628	Discounted cash flow	Nonperformance risk (1)	119 bps
Indexed annuity embedded derivatives	$14	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	119 bps
GMWB and GMAB embedded derivatives	$328	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	4.0%	–	16.1%
			Nonperformance risk (1)	119 bps
Contingent consideration liabilities	$30	Discounted cash flow	Discount rate	9.0%

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2019 and December 31, 2018. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2019 and December 31, 2018. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for OTTI. The investments that are determined to be OTTI are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $99 million and $112 million as of September 30, 2019 and December 31, 2018, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,704	$—	$—	$2,799	$2,799
Policy loans	864	—	—	808	808
Receivables	3,154	86	931	2,240	3,257
Restricted and segregated cash	2,161	2,161	—	—	2,161
Other investments and assets	671	—	622	47	669

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,230	$—	$—	$10,265	$10,265
Investment certificate reserves	7,731	—	—	7,716	7,716
Banking and brokerage deposits	5,711	5,711	—	—	5,711
Separate account liabilities — investment contracts	4,958	—	4,958	—	4,958
Debt and other liabilities	3,373	96	3,370	28	3,494

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,696	$—	$—	$2,661	$2,661
Policy loans	861	—	—	810	810
Receivables	1,677	179	965	489	1,633
Restricted and segregated cash	2,609	2,609	—	—	2,609
Other investments and assets	572	—	491	60	551

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,609	$—	$—	$9,672	$9,672
Investment certificate reserves	7,886	—	—	7,845	7,845
Brokerage deposits	3,660	3,660	—	—	3,660
Separate account liabilities — investment contracts	4,843	—	4,843	—	4,843	(1)
Debt and other liabilities	3,296	188	3,059	57	3,304
(1) The fair value of separate account liabilities - investment contracts as of December 31, 2018 was previously incorrectly omitted from the fair value hierarchy based on use of NAV per share as a practical expedient.
Receivables include the reinsurance deposit receivable, brokerage margin loans, securities borrowed and loans to financial advisors. Restricted and segregated cash includes cash segregated under federal and other regulations held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Other investments and assets primarily include syndicated loans, credit card receivables, certificate of deposits with original or remaining maturities at the time of purchase of more than 90 days, the Company’s membership in the FHLB and investments related to the Community Reinvestment Act. See Note 6 for additional information on mortgage loans, policy loans, syndicated loans, credit card receivables and the reinsurance deposit receivable.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,184	$—	$4,184	$(2,728)	$(1,338)	$(103)	$15
OTC cleared	7	—	7	(5)	—	—	2
Exchange-traded	81	—	81	(5)	—	—	76
Total derivatives	4,272	—	4,272	(2,738)	(1,338)	(103)	93
Securities borrowed	86	—	86	(19)	—	(65)	2
Total	$4,358	$—	$4,358	$(2,757)	$(1,338)	$(168)	$95

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,525	$—	$2,525	$(2,075)	$(403)	$(26)	$21
OTC cleared	34	—	34	(23)	—	—	11
Exchange-traded	15	—	15	(1)	—	—	14
Total derivatives	2,574	—	2,574	(2,099)	(403)	(26)	46
Securities borrowed	179	—	179	(37)	—	(139)	3
Total	$2,753	$—	$2,753	$(2,136)	$(403)	$(165)	$49
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,364	$—	$3,364	$(2,728)	$(42)	$(588)	$6
OTC cleared	5	—	5	(5)	—	—	—
Exchange-traded	16	—	16	(5)	—	—	11
Total derivatives	3,385	—	3,385	(2,738)	(42)	(588)	17
Securities loaned	96	—	96	(19)	—	(73)	4
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,531	$—	$3,531	$(2,757)	$(42)	$(711)	$21

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,597	$—	$2,597	$(2,075)	$(89)	$(430)	$3
OTC cleared	24	—	24	(23)	—	—	1
Exchange-traded	10	—	10	(1)	—	—	9
Total derivatives	2,631	—	2,631	(2,099)	(89)	(430)	13
Securities loaned	188	—	188	(37)	—	(146)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,869	$—	$2,869	$(2,136)	$(89)	$(626)	$18
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2019			December 31, 2018
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$375	$3	$—	$675	$7	$—
Foreign exchange contracts – net investment hedges	55	2	—	103	1	—
Total qualifying hedges	430	5	—	778	8	—

Derivatives not designated as hedging instruments
Interest rate contracts	60,437	1,967	521	58,244	789	424
Equity contracts	58,407	2,240	2,830	54,079	1,718	2,154
Credit contracts	2,399	10	—	1,209	—	18
Foreign exchange contracts	4,278	50	34	4,908	59	35
Other contracts	1	—	—	2	—	—
Total non-designated hedges	125,522	4,267	3,385	118,442	2,566	2,631

Embedded derivatives
GMWB and GMAB (4)	N/A	—	1,452	N/A	—	328
IUL	N/A	—	822	N/A	—	628
Indexed annuities	N/A	—	40	N/A	—	17
SMC	N/A	—	13	N/A	—	6
Total embedded derivatives	N/A	—	2,327	N/A	—	979
Total derivatives	$125,952	$4,272	$5,712	$119,220	$2,574	$3,610
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.9 billion and $1.4 billion as of September 30, 2019 and December 31, 2018, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral. See Note 4 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2019 included $1.6 billion of individual contracts in a liability position and $107 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2018 included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2019 and December 31, 2018, investment securities with a fair value of $105 million and $28 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $105 million and $28 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2019 and December 31, 2018, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both September 30, 2019 and December 31, 2018, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2019
Interest rate contracts	$(9)	$—	$1	$—	$804	$—
Equity contracts	—	—	(1)	4	(100)	—
Credit contracts	—	—	—	—	(9)	—
Foreign exchange contracts	—	—	—	—	10	—
GMWB and GMAB embedded derivatives	—	—	—	—	(756)	—
IUL embedded derivatives	—	—	—	22	—	—
Indexed annuities embedded derivatives	—	—	—	—	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(9)	$(1)	$—	$26	$(51)	$—

Nine Months Ended September 30, 2019
Interest rate contracts	$(37)	$—	$1	$—	$1,761	$—
Equity contracts	—	8	59	70	(1,017)	10
Credit contracts	—	—	—	—	(78)	—
Foreign exchange contracts	—	—	—	—	—	(1)
GMWB and GMAB embedded derivatives	—	—	—	—	(1,124)	—
IUL embedded derivatives	—	—	—	(102)	—	—
Indexed annuities embedded derivatives	—	—	—	(3)	—	—
SMC embedded derivatives	—	(7)	—	—	—	—
Total gain (loss)	$(37)	$1	$60	$(35)	$(458)	$9

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2018
Interest rate contracts	$6	$—	$—	$—	$(205)	$—
Equity contracts	(1)	1	17	34	(229)	3
Credit contracts	—	—	—	—	4	—
Foreign exchange contracts	1	—	—	—	—	(5)
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	261	—
IUL embedded derivatives	—	—	—	(40)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—
Total gain (loss)	$6	$(1)	$17	$(6)	$(171)	$(2)

Nine Months Ended September 30, 2018
Interest rate contracts	$28	$—	$—	$—	$(738)	$—
Equity contracts	(1)	2	22	37	(341)	5
Credit contracts	—	—	—	—	22	—
Foreign exchange contracts	1	—	—	—	(1)	(13)
Other contracts	—	—	—	—	(4)	—
GMWB and GMAB embedded derivatives	—	—	—	—	637	—
IUL embedded derivatives	—	—	—	(18)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—
Total gain (loss)	$28	$—	$22	$19	$(425)	$(8)

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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2019:

	Premiums Payable	Premiums Receivable
	(in millions)
2019 (1)	$141	$98
2020	232	134
2021	186	113
2022	221	200
2023	142	43
2024 - 2028	437	17
Total	$1,359	$605

(1) 2019 amounts represent the amounts payable and receivable for the period from October 1, 2019 to December 31, 2019.

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
For the three months and nine months ended September 30, 2019 and 2018, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of September 30, 2019 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $1 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 16 years and relates to forecasted debt interest payments. See Note 16 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
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
The following table is a summary of the impact of derivatives designated as hedges on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Total interest and debt expense per Consolidated Statements of Operations	$52	$50	$164	$181
Gain (loss) on interest rate contracts designated as fair value hedges:
Hedged items	$1	$3	$3	$14
Derivatives designated as fair value hedges	(1)	(3)	(3)	(14)
Gain (loss) on interest rate contracts designated as cash flow hedges:
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$1	$(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended September 30, 2019 and 2018, the Company recognized a loss of nil and a gain of $7 million, respectively, in OCI. For the nine months ended September 30, 2019 and 2018, the Company recognized a loss of $3 million and a gain of $13 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2019 and December 31, 2018, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $287 million and $171 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2019 and December 31, 2018 was $282 million and $170 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2019 and December 31, 2018 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $5 million and $1 million as of September 30, 2019 and December 31, 2018, respectively.
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
The following table presents the balances for operating and finance ROU assets and lease liabilities:

Leases	Classification	September 30, 2019
		(in millions)
Assets
Operating lease assets	Other assets	$220
Finance lease assets	Other assets	54
Total lease assets		$274

Liabilities
Operating lease liabilities	Other liabilities	$243
Finance lease liabilities	Long-term debt	61
Total lease liabilities		$304

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The components of lease expense include operating and finance lease costs. For the three months and nine months ended September 30, 2019 operating lease costs were $15 million and $44 million, respectively. For the three months and nine months ended September 30, 2019, finance lease costs consisted of $2 million and $6 million, respectively, in amortization and $1 million and $2 million, respectively, of interest expense. Amortization is recorded in general and administrative expenses and interest expense is recorded in interest and debt expense in the Consolidated Statements of Operations.
Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate are as follows:

Maturity of Lease Liabilities	September 30, 2019
	Finance Leases	Operating Leases
	(in millions)
2019 (1)	$4	$10
2020	14	60
2021	10	47
2022	10	39
2023	10	32
Thereafter	19	80
Total lease payments	67	268
Less: Interest	(6)	(25)
Present value of lease liabilities	$61	$243
Weighted-average remaining lease term (years)	6.1	6.1
Weighted-average discount rate	3.4%	3.1%
(1) 2019 amounts represent the amounts payable for the period from October 1, 2019 to December 31, 2019.
Maturities of lease liabilities prior to the adoption of new lease guidance were as follows:

Maturity of Lease Liabilities	December 31, 2018
Operating Leases
(in millions)
2019	$61
2020	53
2021	40
2022	33
2023	26
Thereafter	65
Total lease payments	$278

For the nine months ended September 30, 2019, operating cash flows included $47 million of cash paid for amounts included in the measurement of operating lease liabilities and $2 million of cash paid for amounts included in the measurement of finance lease liabilities. For the nine months ended September 30, 2019, financing cash flows included $10 million of cash paid for amounts included in the measurement of finance lease liabilities.
15. Held for Sale Classification
On April 2, 2019, the Company announced it signed a definitive agreement with a subsidiary of American Family Insurance Mutual Holding Company (American Family Insurance) for the sale of AAH, a business unit of Ameriprise Financial. On October 1, 2019, the Company completed its sale of AAH and received gross proceeds of $1.135 billion in cash. After a payment to an affinity partner, the net proceeds were approximately $1.035 billion, subject to certain post-closing financial adjustments expected to be finalized by first quarter 2020.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

A business is required to be classified as held for sale in the period in which the following criteria are met: (i) management has approved the sale and commits to a plan to sell the business, (ii) the business is available for immediate sale, (iii) an active program to locate a buyer has been initiated, (iv) the sale of the business is probable and the transfer of the business is expected to occur within one year, (v) the business is being actively marketed and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company has met the requirements to classify assets and liabilities related to AAH as held for sale on its Consolidated Balance Sheet as of September 30, 2019. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The Company did not recognize a loss as the carrying amount of the business did not exceed its estimated fair value as of September 30, 2019. The Company recognized an impairment of $5 million in the first quarter of 2019 on investments held by AAH as the Company no longer intends to hold the securities until the recovery of fair value to book value.
The following table summarizes the components of assets and liabilities held for sale on the Company’s Consolidated Balance Sheet as of September 30, 2019:

(in millions)
Assets
Cash and cash equivalents	$204
Investments	1,545
Receivables	197
Deferred acquisition costs	15
Other assets	25
Total assets held for sale	$1,986

Liabilities
Policyholder account balances, future policy benefits and claims	$696
Accounts payable and accrued expenses	28
Other liabilities	381
Total liabilities held for sale	$1,105

16.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2019			2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$294	$(58)	$236	$(106)	$25	$(81)
Reclassification of net (gains) losses on securities included in net income (2)	10	(2)	8	(4)	1	(3)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(195)	41	(154)	28	(6)	22
Net unrealized gains (losses) on securities	109	(19)	90	(82)	20	(62)

Foreign currency translation	(23)	1	(22)	(5)	2	(3)
Total other comprehensive income (loss)	$86	$(18)	$68	$(87)	$22	$(65)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Nine Months Ended September 30,
	2019			2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,463	$(259)	$1,204	$(924)	$207	$(717)
Reclassification of net (gains) losses on securities included in net income (2)	5	(1)	4	(14)	3	(11)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(694)	146	(548)	347	(73)	274
Net unrealized gains (losses) on securities	774	(114)	660	(591)	137	(454)

Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	—	(1)	—	—	—
Net unrealized gains (losses) on derivatives	(1)	—	(1)	—	—	—

Foreign currency translation	(32)	1	(31)	(21)	3	(18)
Total other comprehensive income (loss)	$741	$(113)	$628	$(612)	$140	$(472)
(1) Includes OTTI losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes $1 million pretax gain reclassified to interest and debt expense for both the nine months ended September 30, 2019 and 2018, and nil and $1 million pretax loss reclassified to net investment income for the nine months ended September 30, 2019 and 2018, respectively.
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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, July 1, 2019	$590		$7	$(120)	$(207)	$(1)	$269
OCI before reclassifications	82		—	—	(22)	—	60
Amounts reclassified from AOCI	8		—	—	—	—	8
Total OCI	90		—	—	(22)	—	68
Balance, September 30, 2019	$680	(1)	$7	$(120)	$(229)	$(1)	$337

Balance, January 1, 2019	$20		$8	$(120)	$(198)	$(1)	$(291)
OCI before reclassifications	656		—	—	(31)	—	625
Amounts reclassified from AOCI	4		(1)	—	—	—	3
Total OCI	660		(1)	—	(31)	—	628
Balance, September 30, 2019	$680	(1)	$7	$(120)	$(229)	$(1)	$337

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, July 1, 2018	$93		$8	$(97)	$(182)	$(1)	$(179)
OCI before reclassifications	(59)		—	—	(3)	—	(62)
Amounts reclassified from AOCI	(3)		—	—	—	—	(3)
Total OCI	(62)		—	—	(3)	—	(65)
Balance, September 30, 2018	$31	(1)	$8	$(97)	$(185)	$(1)	$(244)

Balance, January 1, 2018	$486		$8	$(97)	$(167)	$(1)	$229
Cumulative effect of adoption of equity securities guidance	(1)		—	—	—	—	(1)
OCI before reclassifications	(443)		—	—	(18)	—	(461)
Amounts reclassified from AOCI	(11)		—	—	—	—	(11)
Total OCI	(454)		—	—	(18)	—	(472)
Balance, September 30, 2018	$31	(1)	$8	$(97)	$(185)	$(1)	$(244)
(1) Includes $1 million of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of both September 30, 2019 and September 30, 2018.
For the nine months ended September 30, 2019 and 2018, the Company repurchased a total of 9.8 million shares and 7.7 million shares, respectively, of its common stock for an aggregate cost of $1.3 billion and $1.1 billion, respectively. In April 2017, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019, which was exhausted in the second quarter of 2019. In February 2019, the Company’s Board of Directors authorized an additional repurchase up to $2.5 billion of the Company’s common stock through March 31, 2021. As of September 30, 2019, the Company had $1.7 billion remaining under this share repurchase authorization.
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
For the nine months ended September 30, 2019 and 2018, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $34 million and $43 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2019 and 2018, the Company reacquired 0.5 million shares and 0.5 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $70 million and $82 million, respectively.
During the nine months ended September 30, 2019 and 2018, the Company reissued 0.7 million and 0.8 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
17.  Income Taxes
The Company’s effective tax rate was 15.4% and 14.4% for the three months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was 15.8% and 14.9% for the nine months ended September 30, 2019 and 2018, respectively.
The effective tax rate for the three months ended September 30, 2019 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits and dividends received deduction. The effective tax rate for the nine months ended September 30, 2019 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits and foreign tax credits.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $21 million, net of federal benefit, which will expire beginning December 31, 2019.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance has been established. The valuation allowance was $22 million and $20 million as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019 and December 31, 2018, the Company had $107 million and $92 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $71 million and $70 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2019 and December 31, 2018, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $50 million to $60 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of $1 million and a net increase of $1 million in interest and penalties for the three months and nine months ended September 30, 2019, respectively. The Company recognized nil and a net increase of $1 million in interest and penalties for the three months and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had a payable of $11 million and $10 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the third quarter of 2019, the federal statutes of limitation closed for the 2014 and 2015 tax years. The Company’s tax returns for 2014 and 2015 are effectively settled except for one issue which the Company had filed amended returns in the second quarter of 2019. The IRS is currently auditing the Company’s U.S. income tax returns for 2016 and 2017. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017. In the United Kingdom (“UK”), Her Majesty’s Revenue and Customs is performing a business risk review of the Company’s UK subsidiaries for the 2016 tax year.
18.  Contingencies
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the UK Financial Conduct Authority, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, exchange traded funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings, including managed accounts; supervision of the Company’s financial advisors; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; and transaction monitoring systems and controls. The Company has cooperated and will continue to cooperate with the applicable regulators.

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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both September 30, 2019 and December 31, 2018, the estimated liability was $12 million. As of September 30, 2019 and December 31, 2018, the related premium tax asset was $10 million and $11 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
19.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Numerator:
Net income	$543	$503	$1,430	$1,559

Denominator:
Basic: Weighted-average common shares outstanding	132.7	144.4	135.8	147.0
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.8	2.1	1.7	2.2
Diluted: Weighted-average common shares outstanding	134.5	146.5	137.5	149.2

Earnings per share:
Basic	$4.09	$3.48	$10.53	$10.61
Diluted	$4.04	$3.43	$10.40	$10.45

The calculation of diluted earnings per share excludes the incremental effect of 1.0 million options as of both September 30, 2019 and 2018 due to their anti-dilutive effect.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

20.  Segment Information
The Company’s reporting segments are Advice & Wealth Management, Asset Management, Annuities, Protection and Corporate & Other.
Beginning in the first quarter of 2019, the results of AAH, which had been reported as part of the Protection segment, are reflected in the Corporate & Other segment due to the sale of AAH, which closed on October 1, 2019. Prior periods presented have been restated to reflect the change. See Note 15 for additional information on the sale of AAH.
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2019	December 31, 2018
	(in millions)
Advice & Wealth Management	$16,419	$14,480
Asset Management	7,759	7,558
Annuities	97,140	88,771
Protection	16,198	17,126
Corporate & Other	10,011	9,281
Assets held for sale	1,986	—
Total assets	$149,513	$137,216

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$1,682	$1,564	$4,889	$4,608
Asset Management	742	772	2,143	2,305
Annuities	617	628	1,841	1,863
Protection	265	328	786	836
Corporate & Other	356	330	1,050	987
Less: Eliminations (1)(2)	362	354	1,044	1,073
Total segment adjusted operating net revenues	3,300	3,268	9,665	9,526
Net realized gains (losses)	(13)	4	(4)	15
Revenue attributable to consolidated investment entities	22	22	67	93
Market impact on IUL benefits, net	17	(8)	(8)	(5)
Market impact of hedges on investments	(9)	6	(37)	27
Integration and restructuring charges	—	—	(3)	—
Total net revenues per Consolidated Statements of Operations	$3,317	$3,292	$9,680	$9,656

(1)
Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2019 and 2018 in each segment as follows: Advice & Wealth Management ($240 million and $235 million, respectively); Asset Management ($13 million and $13 million, respectively); Annuities ($94 million and $91 million, respectively); Protection ($16 million and $17 million, respectively); and Corporate & Other ($(1) million and $(2) million, respectively).

(2)
Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2019 and 2018 in each segment as follows: Advice & Wealth Management ($689 million and $722 million, respectively); Asset Management ($40 million and $37 million, respectively); Annuities ($273 million and $271 million, respectively); Protection ($46 million and $46 million, respectively); and Corporate & Other ($(4) million and $(3) million, respectively).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$396	$355	$1,122	$1,021
Asset Management	173	197	483	575
Annuities	120	129	377	377
Protection	57	60	196	188
Corporate & Other	(91)	(120)	(215)	(255)
Total segment adjusted operating earnings	655	621	1,963	1,906
Net realized gains (losses)	(11)	4	(2)	15
Net income (loss) attributable to consolidated investment entities	(1)	—	—	—
Market impact on variable annuity guaranteed benefits, net	(2)	(45)	(204)	(130)
Market impact on IUL benefits, net	48	(13)	(29)	(8)
Market impact on fixed annuity benefits, net	(1)	—	—	—
Mean reversion related impacts	(36)	24	18	38
Market impact of hedges on investments	(9)	6	(37)	27
Integration and restructuring charges	(2)	(9)	(11)	(16)
Pretax income per Consolidated Statements of Operations	$641	$588	$1,698	$1,832

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $921 billion in assets under management and administration as of September 30, 2019. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
In the third quarter, we update our market-related assumptions and implement model changes related to our living benefit valuation. In addition, we conduct our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. We also review our active life future policy benefit reserve adequacy for our long term care (“LTC”) business in the third quarter. See our Consolidated and Segment Results of Operations sections for the pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.
On April 2, 2019, we announced we signed a definitive agreement with a subsidiary of American Family Insurance Mutual Holding Company (American Family Insurance) for the sale of Ameriprise Auto & Home (“AAH”), a business unit of Ameriprise Financial. On October 1, 2019, the Company completed its sale of AAH. See Note 15 to our Consolidated Financial Statements for additional information on the sale of AAH. We made the decision to pursue a sale following a strategic review of the AAH business and we determined that now is an appropriate time to exit this business. The sale is consistent with our focus on our core growth areas of Advice & Wealth Management and Asset Management. Beginning in the first quarter of 2019, the results of AAH, which had been reported as part of the Protection segment, are reflected in the Corporate & Other segment. Prior periods presented have been restated to reflect the change.
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

AMERIPRISE FINANCIAL, INC.

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
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life (“IUL”) benefits, net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; mean reversion related impacts; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses certain of these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as adjusted operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures. Effective first quarter of 2019, management has excluded mean reversion related impacts from our adjusted operating measures. Prior periods have been updated to reflect this change to be consistent with the current period presentation. The mean reversion related impact is defined as the impact on variable annuity and variable universal life (“VUL”) products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves. The updated separate account investment performance includes actual investment performance in the current period and the impact of changes in financial market conditions on the assumptions for future investment performance.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Adjusted operating total net revenue growth of 6% to 8%,

•	Adjusted operating earnings per diluted share growth of 12% to 15%, and

•	Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of 19% to 23%.
The following tables reconcile our GAAP measures to adjusted operating measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Total net revenues	$3,317	$3,292	$9,680	$9,656
Less: Revenue attributable to CIEs	22	22	67	93
Less: Net realized investment gains (losses)	(13)	4	(4)	15
Less: Market impact on IUL benefits	17	(8)	(8)	(5)
Less: Market impact of hedges on investments	(9)	6	(37)	27
Less: Integration/restructuring charges	—	—	(3)	—
Adjusted operating total net revenues	$3,300	$3,268	$9,665	$9,526

AMERIPRISE FINANCIAL, INC.

	Three Months Ended September 30,		Per Diluted Share
			Three Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net income	$543	$503	$4.04	$3.43
Less: Net income (loss) attributable to CIEs	(1)	—	(0.01)	—
Add: Integration/restructuring charges (1)	2	9	0.01	0.06
Add: Market impact on variable annuity guaranteed benefits (1)	2	45	0.01	0.31
Add: Market impact on fixed index annuity benefits (1)	1	—	0.01	—
Add: Market impact on IUL benefits (1)	(48)	13	(0.36)	0.09
Add: Mean reversion related impacts (1)	36	(24)	0.27	(0.16)
Add: Market impact of hedges on investments (1)	9	(6)	0.07	(0.04)
Less: Net realized investment gains (losses) (1)	(11)	4	(0.08)	0.03
Tax effect of adjustments (2)	(3)	(7)	(0.02)	(0.05)
Adjusted operating earnings	$554	$529	$4.12	$3.61

Weighted average common shares outstanding:
Basic	132.7	144.4
Diluted	134.5	146.5

	Nine Months Ended September 30,		Per Diluted Share
			Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net income	$1,430	$1,559	$10.40	$10.45
Add: Integration/restructuring charges (1)	11	16	0.08	0.11
Add: Market impact on variable annuity guaranteed benefits (1)	204	130	1.49	0.87
Add: Market impact on IUL benefits (1)	29	8	0.21	0.05
Add: Mean reversion related impacts (1)	(18)	(38)	(0.13)	(0.25)
Add: Market impact of hedges on investments (1)	37	(27)	0.27	(0.18)
Less: Net realized investment gains (losses) (1)	(2)	15	(0.01)	0.10
Tax effect of adjustments (2)	(56)	(16)	(0.41)	(0.11)
Adjusted operating earnings	$1,639	$1,617	$11.92	$10.84

Weighted average common shares outstanding:
Basic	135.8	147.0
Diluted	137.5	149.2
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.

AMERIPRISE FINANCIAL, INC.

The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended September 30,
	2019	2018
	(in millions)
Net income	$1,969	$1,736
Less: Adjustments (1)	(214)	(46)
Adjusted operating earnings	$2,183	$1,782

Total Ameriprise Financial, Inc. shareholders’ equity	$5,815	$5,878
Less: AOCI, net of tax	21	22
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,794	5,856
Less: Equity impacts attributable to CIEs	1	1
Adjusted operating equity	$5,793	$5,855

Return on equity, excluding AOCI	34.0%	29.6%
Adjusted operating return on equity, excluding AOCI (2)	37.7%	30.4%

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
The following table presents detail regarding our AUM and AUA:

	September 30,		Change
	2019	2018
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$295.9	$270.6	$25.3	9%
Asset Management AUM	468.6	485.4	(16.8)	(3)
Eliminations	(29.7)	(29.3)	(0.4)	(1)
Total Assets Under Management	734.8	726.7	8.1	1
Total Assets Under Administration	186.5	186.8	(0.3)	—
Total AUM and AUA	$921.3	$913.5	$7.8	1%
Total AUM increased $8.1 billion, or 1%, to $734.8 billion as of September 30, 2019 compared to $726.7 billion as of September 30, 2018. Advice & Wealth Management AUM increased $25.3 billion, or 9%, compared to the prior year period driven by wrap account net inflows and market appreciation. Asset Management AUM decreased $16.8 billion, or 3%, compared to the prior year period driven by net outflows, retail fund distributions and a negative impact of foreign currency translation, partially offset by market appreciation. See our segment results of operations discussion below for additional information on changes in our AUM.
Consolidated Results of Operations for the Three Months Ended September 30, 2019 and 2018
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$1,794	$1,739	$55	3%
Distribution fees	480	470	10	2
Net investment income	356	386	(30)	(8)
Premiums	374	363	11	3
Other revenues	347	358	(11)	(3)
Total revenues	3,351	3,316	35	1
Banking and deposit interest expense	34	24	10	42
Total net revenues	3,317	3,292	25	1
Expenses
Distribution expenses	971	920	51	6
Interest credited to fixed accounts	127	178	(51)	(29)
Benefits, claims, losses and settlement expenses	594	729	(135)	(19)
Amortization of deferred acquisition costs	112	25	87	NM
Interest and debt expense	52	50	2	4
General and administrative expense	820	802	18	2
Total expenses	2,676	2,704	(28)	(1)
Pretax income	641	588	53	9
Income tax provision	98	85	13	15
Net income	$543	$503	$40	8%
NM Not Meaningful.

AMERIPRISE FINANCIAL, INC.

Overall
Pretax income increased $53 million, or 9%, to $641 million for the three months ended September 30, 2019 compared to $588 million for the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $2 million for the three months ended September 30, 2019 compared to an expense of $45 million for the prior year period.

•
The market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $48 million for the three months ended September 30, 2019 compared to an expense of $13 million for the prior year period.

•	The unfavorable impact of unlocking and LTC loss recognition was $16 million for the three months ended September 30, 2019 compared to $53 million for the prior year period.

•	The mean reversion related impact was an expense of $36 million for the three months ended September 30, 2019 compared to a benefit of $24 million for the prior year period.

•	The market impact of hedges on investments was an expense of $9 million for the three months ended September 30, 2019 compared to a benefit of $6 million for the prior year period.

•	The cumulative impact of asset management net outflows, partially offset by wrap account net inflows.

•	A $15 million unfavorable change in net realized investment gains/losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the three months ended September 30:

Pretax Increase (Decrease)	2019	2018
	(in millions)
Other revenues	$5	$78
Total revenues	5	78

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	8	52
Unlocking impact, excluding LTC	(1)	112
Total benefits, claims, losses and settlement expenses	7	164
Amortization of DAC	14	(33)
Total expenses	21	131
Pretax income (1)	$(16)	$(53)

(1)
Includes a $4 million and $5 million net benefit related to the market impact on variable annuity guaranteed benefits for the three months ended September 30, 2019 and 2018, respectively, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking and LTC loss recognition.

The unfavorable unlocking impact in the third quarter of 2019 primarily reflected the impact from updates to our interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit partially offset by a benefit from changes in equity market volatility and correlation assumptions on variable annuities. The unfavorable unlocking impact in the prior year period primarily reflected unfavorable mortality experience on universal life (“UL”) and VUL insurance products and lower surrender rate assumptions on variable annuities partially offset by the impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
The unfavorable LTC unlocking and loss recognition in the third quarter of 2019 was primarily due to the impact from updates to our interest rates assumptions and changes in morbidity experience partially offset by higher approved and expected premium rate increases and benefit reductions. The unfavorable LTC unlocking and loss recognition in the prior year period was primarily due to changes in morbidity experience partially offset by approved, pending and future expected premium rate increases.
The unfavorable impact of updates to our interest rate assumptions noted above for unlocking and LTC loss recognition was $118 million. Based on the significant recent interest rate dislocation, we extended the grading period one year to reach our ultimate 10-year treasury rate of 5% by assuming rates remain flat for six months and then grade to our long-term rate over the next three years.

AMERIPRISE FINANCIAL, INC.

Net Revenues
Net revenues increased $25 million, or 1%, to $3.3 billion for the three months ended September 30, 2019 compared to the prior year period.
Management and financial advice fees increased $55 million, or 3%, to $1.8 billion for the three months ended September 30, 2019 compared to $1.7 billion for the prior year period reflecting wrap account net inflows, a $12 million increase in performance fees and higher average markets, partially offset by asset management net outflows and a $9 million negative foreign currency translation impact.
Net investment income decreased $30 million, or 8%, to $356 million for the three months ended September 30, 2019 compared to $386 million for the prior year period primarily reflecting the following items:

•	A $15 million unfavorable change in the market impact of hedges on investments.

•
Net realized investment losses of $10 million for the three months ended September 30, 2019 compared to net realized investment gains of $4 million for the prior year period. Net realized investment losses for the third quarter of 2019 included other-than-temporary impairments of $15 million primarily related to credit losses on corporate debt securities.

•	The unfavorable impact of the fixed annuities reinsurance transaction, which is offset in other revenues.

•	An increase in invested assets related to the bank.
Expenses
Total expenses decreased $28 million, or 1%, to $2.7 billion for the three months ended September 30, 2019 compared to the prior year period.
Distribution expenses increased $51 million, or 6%, to $971 million for the three months ended September 30, 2019 compared to $920 million for the prior year period reflecting higher advisor compensation due to wrap account net inflows, higher average markets and increased transactional activity, partially offset by the impact of asset management net outflows.
Interest credited to fixed accounts decreased $51 million, or 29%, to $127 million for the three months ended September 30, 2019 compared to $178 million for the prior year period due to the market impact on IUL benefits, net of hedges, which was a benefit of $40 million for the three months ended September 30, 2019 compared to an expense of $9 million for the prior year period.
Benefits, claims, losses and settlement expenses decreased $135 million, or 19%, to $594 million for the three months ended September 30, 2019 compared to $729 million for the prior year period primarily reflecting the following items:

•
A $181 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $111 million for the three months ended September 30, 2019 compared to an unfavorable impact of $70 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $124 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $1.3 billion change in the market impact on variable annuity guaranteed living benefits reserves and a favorable $1.1 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended September 30, 2019 compared to a benefit for the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended September 30, 2019 compared to an expense for the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

•
The impact of unlocking excluding LTC was a benefit of $1 million for the three months ended September 30, 2019 compared to an expense of $112 million for the prior year period. The unlocking impact for the third quarter of 2019 primarily reflected a benefit from changes in equity market volatility and correlation assumptions on variable annuities, partially offset by updates to our interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit. The unlocking impact for the prior year period primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.

AMERIPRISE FINANCIAL, INC.

•
Our annual review of LTC active life future policy benefit reserve adequacy in the third quarter of 2019 resulted in unlocking and loss recognition of $8 million compared to $52 million in the prior year period. The unlocking and loss recognition in the third quarter of 2019 was primarily due to the impact from updates to our interest rates assumptions and changes in morbidity experience, partially offset by higher approved and expected premium rate increases and benefit reductions. The unlocking and loss recognition in the prior year period was primarily due to changes in morbidity experience, partially offset by approved, pending and future expected premium rate increases.

•	The mean reversion related impact was an expense of $25 million for the three months ended September 30, 2019 compared to a benefit of $16 million for the prior year period.

•
A $29 million increase in auto and home expenses primarily reflecting an increase in net earned premium and a $16 million increase in current period catastrophe losses, net of the impact of reinsurance.

Amortization of DAC increased $87 million to $112 million for the three months ended September 30, 2019 compared to $25 million for the prior year period primarily due to the following items:

•
The impact of unlocking in the third quarter of 2019 was an expense of $14 million and reflected updates to our interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking in the prior year period was a benefit of $33 million and primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.

•
The DAC offset to the market impact on variable annuity guaranteed benefits was an expense of $8 million for the three months ended September 30, 2019 compared to a benefit of $6 million for the prior year period.

•
The DAC offset to the market impact on IUL benefits, net of hedges was an expense of $9 million for the three months ended September 30, 2019 compared to a benefit of $4 million for the prior year period.

•	The mean reversion related impact was an expense of $11 million for the three months ended September 30, 2019 compared to a benefit of $8 million for the prior year period.
Income Taxes
Our effective tax rate was 15.4% for the three months ended September 30, 2019 compared to 14.4% for the prior year period. See Note 17 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Three Months Ended September 30, 2019 and 2018
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 20 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2019	2018
	(in millions)
Advice & Wealth Management
Net revenues	$1,682	$1,564
Expenses	1,286	1,209
Adjusted operating earnings	$396	$355
Asset Management
Net revenues	$742	$772
Expenses	569	575
Adjusted operating earnings	$173	$197
Annuities
Net revenues	$617	$628
Expenses	497	499
Adjusted operating earnings	$120	$129
Protection
Net revenues	$265	$328
Expenses	208	268
Adjusted operating earnings	$57	$60
Corporate & Other
Net revenues	$356	$330
Expenses	447	450
Adjusted operating loss	$(91)	$(120)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the three months ended September 30:

Segment Pretax Operating Increase (Decrease)	2019			2018
	Annuities	Protection	Corporate	Annuities	Protection	Corporate
	(in millions)
Other revenues	$—	$5	$—	$—	$78	$—
Total revenues	—	5	—	—	78	—

Benefits, claims, losses and settlement expenses
LTC loss recognition	—	—	9	—	—	51
Unlocking	(12)	16	(1)	18	101	1
Total benefits, claims, losses and settlement expenses	(12)	16	8	18	101	52
Amortization of DAC	11	2	—	(17)	(18)	—
Total expenses	(1)	18	8	1	83	52
Pretax income	$1	$(13)	$(8)	$(1)	$(5)	$(52)

AMERIPRISE FINANCIAL, INC.

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2019	2018
	(in billions)
Beginning balance	$292.0	$258.7
Net flows	4.1	5.7
Market appreciation (depreciation) and other	2.0	7.8
Ending balance	$298.1	$272.2

Advisory wrap account assets ending balance (1)	$295.0	$269.7
Average advisory wrap account assets (2)	$291.9	$264.3

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $6.1 billion, or 2%, during the three months ended September 30, 2019 due to net inflows of $4.1 billion and market appreciation and other of $2.0 billion. Average advisory wrap account assets increased $27.6 billion, or 10%, compared to the prior year period primarily reflecting net inflows.
The following table presents the changes in wrap account assets for the twelve months ended September 30:

	2019	2018
	(in billions)
Beginning balance	$272.2	$235.2
Net flows	17.8	21.6
Market appreciation (depreciation) and other	8.1	15.4
Ending balance	$298.1	$272.2
Wrap account assets increased $25.9 billion, or 10%, from the prior year period primarily due to net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$984	$902	$82	9%
Distribution fees	578	558	20	4
Net investment income	110	81	29	36
Other revenues	45	47	(2)	(4)
Total revenues	1,717	1,588	129	8
Banking and deposit interest expense	35	24	11	46
Total net revenues	1,682	1,564	118	8
Expenses
Distribution expenses	948	888	60	7
Interest and debt expense	2	3	(1)	(33)
General and administrative expense	336	318	18	6
Total expenses	1,286	1,209	77	6
Adjusted operating earnings	$396	$355	$41	12%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $41 million, or 12%, to $396 million for the three months ended September 30, 2019 compared to $355 million for the prior year period reflecting wrap account net inflows, higher earnings on brokerage cash and earnings related to the bank, partially offset by higher expenses from continued investments for growth. Pretax adjusted operating margin was 23.5% for the three months ended September 30, 2019 compared to 22.7% for the prior year period.

AMERIPRISE FINANCIAL, INC.

We launched Ameriprise Bank, FSB in the second quarter of 2019 and continued to add deposits in the third quarter, with $2.5 billion of cash sweep balances as of September 30, 2019. In September, we launched a new line of credit cards and converted the existing Ameriprise portfolio of credit card accounts. We plan to add a new mortgage program and savings deposit product next year.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $118 million, or 8%, to $1.7 billion for the three months ended September 30, 2019 compared to $1.6 billion for the prior year period. Adjusted operating net revenue per advisor increased to $169,000 for the three months ended September 30, 2019, up 8%, from $157,000 for the prior year period.
Management and financial advice fees increased $82 million, or 9%, to $984 million for the three months ended September 30, 2019 compared to $902 million for the prior year period due to growth in wrap account assets. Average advisory wrap account assets increased $27.6 billion, or 10%, compared to the prior year period primarily reflecting net inflows.
Distribution fees increased $20 million, or 4%, to $578 million for the three months ended September 30, 2019 compared to $558 million for the prior year period reflecting higher earnings on brokerage cash due to an increase in short-term interest rates and higher sales of variable annuities. Brokerage cash balances declined 1% to $24.0 billion as of September 30, 2019 compared to the prior year period. We earned 204 basis points for the three months ended September 30, 2019 compared to 173 basis points for the prior year period.
Net investment income, which excludes net realized investment gains or losses, increased $29 million, or 36%, to $110 million for the three months ended September 30, 2019 compared to $81 million for the prior year period primarily due to higher average invested assets due to the bank and certificates and higher average investment yields.
Banking and deposit interest expense increased $11 million, or 46%, to $35 million for the three months ended September 30, 2019 compared to $24 million for the prior year period due to interest expense on banking deposits, higher average client crediting rates on certificates and higher average certificate balances.
Expenses
Total expenses increased $77 million, or 6%, to $1.3 billion for the three months ended September 30, 2019 compared to $1.2 billion for the prior year period.
Distribution expenses increased $60 million, or 7%, to $948 million for the three months ended September 30, 2019 compared to $888 million for the prior year period reflecting higher advisor compensation due to wrap account net inflows, increased transactional activity and investments in recruiting experienced advisors.
General and administrative expense increased $18 million, or 6%, to $336 million for the three months ended September 30, 2019 compared to $318 million for the prior year period primarily due to bank-related expenses and investments in business growth.

AMERIPRISE FINANCIAL, INC.

Asset Management
The following tables present the mutual fund performance of our retail Columbia and Threadneedle funds as of September 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2019	2018
Domestic Equity	Equal weighted	1 year	46%	43%
		3 year	47%	53%
		5 year	56%	66%
	Asset weighted	1 year	63%	54%
		3 year	61%	52%
		5 year	75%	75%

International Equity	Equal weighted	1 year	77%	80%
		3 year	80%	65%
		5 year	60%	75%
	Asset weighted	1 year	83%	67%
		3 year	87%	52%
		5 year	68%	64%

Taxable Fixed Income	Equal weighted	1 year	76%	78%
		3 year	75%	76%
		5 year	88%	75%
	Asset weighted	1 year	64%	85%
		3 year	82%	79%
		5 year	90%	82%

Tax Exempt Fixed Income	Equal weighted	1 year	89%	84%
		3 year	100%	84%
		5 year	94%	94%
	Asset weighted	1 year	98%	84%
		3 year	100%	91%
		5 year	98%	93%

Asset Allocation Funds	Equal weighted	1 year	38%	50%
		3 year	73%	67%
		5 year	89%	78%
	Asset weighted	1 year	64%	47%
		3 year	94%	50%
		5 year	99%	94%

Number of funds with 4 or 5 Morningstar star ratings	Overall	52	54
	3 year	48	52
	5 year	49	49

Percent of funds with 4 or 5 Morningstar star ratings	Overall	50%	52%
	3 year	47%	50%
	5 year	49%	49%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	58%	61%
	3 year	49%	54%
	5 year	57%	53%
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

AMERIPRISE FINANCIAL, INC.

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2019	2018
Equity	Equal weighted	1 year	65%	56%
		3 year	64%	61%
		5 year	72%	72%
	Asset weighted	1 year	79%	67%
		3 year	73%	69%
		5 year	82%	80%

Fixed Income	Equal weighted	1 year	79%	73%
		3 year	88%	66%
		5 year	81%	72%
	Asset weighted	1 year	81%	91%
		3 year	93%	75%
		5 year	93%	89%

Allocation (Managed) Funds	Equal weighted	1 year	67%	75%
		3 year	75%	88%
		5 year	75%	100%
	Asset weighted	1 year	56%	95%
		3 year	94%	99%
		5 year	94%	100%
The performance of each fund is measured on a consistent basis against the most appropriate benchmark – a peer group of similar funds or an index. Prior period rankings have been adjusted to reflect foreign exchange forward and spot contract transactions executed by those funds.
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
The following table presents global managed assets by type:

	September 30,		Change		Average (1)		Change
					Three Months Ended September 30,
	2019	2018			2019	2018
	(in billions)
Equity	$250.8	$273.8	$(23.0)	(8)%	$251.0	$273.2	$(22.2)	(8)%
Fixed income	176.1	167.8	8.3	5	174.4	168.9	5.5	3
Money market	4.8	5.5	(0.7)	(13)	4.9	5.7	(0.8)	(14)
Alternative	3.2	3.4	(0.2)	(6)	3.1	3.9	(0.8)	(21)
Hybrid and other	33.7	34.9	(1.2)	(3)	34.0	34.5	(0.5)	(1)
Total managed assets	$468.6	$485.4	$(16.8)	(3)%	$467.4	$486.2	$(18.8)	(4)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in global managed assets:

	Three Months Ended September 30,
	2019	2018
	(in billions)
Global Retail Funds
Beginning assets	$272.8	$282.3
Inflows	11.1	12.7
Outflows	(12.5)	(15.5)
Net VP/VIT fund flows	(0.6)	(0.8)
Net new flows	(2.0)	(3.6)
Reinvested dividends	0.6	0.6
Net flows	(1.4)	(3.0)
Distributions	(0.7)	(0.7)
Market appreciation (depreciation) and other	1.8	8.2
Foreign currency translation (1)	(1.1)	(0.4)
Total ending assets	271.4	286.4

Global Institutional
Beginning assets	195.5	199.8
Inflows	6.4	4.6
Outflows	(6.3)	(8.9)
Net flows	0.1	(4.3)
Market appreciation (depreciation) and other (2)	4.1	4.3
Foreign currency translation (1)	(2.5)	(0.8)
Total ending assets	197.2	199.0
Total managed assets	$468.6	$485.4

Total net flows	$(1.3)	$(7.3)

Former Parent Company Related (3)
Retail net new flows	$(0.1)	$(0.4)
Institutional net new flows	(1.2)	(1.1)
Total net new flows	$(1.3)	$(1.5)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $1.1 billion and $0.4 billion for the total change in Affiliated General Account Assets during the three months ended September 30, 2019 and 2018, respectively.
(3) Former parent company related assets and net new flows are included in the rollforwards above.
In March 2017, the United Kingdom (UK) invoked article 50 of the Treaty of Lisbon in serving its relevant notice to leave the European Union. The full impact of the British exit from the EU (commonly known as “Brexit”) remains uncertain about how negotiations relating to the UK’s withdrawal and new trade agreements will be conducted, as well as the potential consequences and precise timeframe for Brexit. We continue to actively monitor the dynamic Brexit negotiations and political activity around Brexit. Given the current status, we are preparing (as much as possible) for any potential disruptions which may arise from a “no deal Brexit.” The extension of negotiations until January 31, 2020 provides us with additional time to plan for any “no deal” scenario. This uncertainty may have a negative impact on our UK and European net flows (as well as foreign currency translation if the British Pound weakens).
Total segment AUM was essentially flat during the three months ended September 30, 2019. Net outflows were $1.3 billion in the third quarter of 2019, a $6.0 billion improvement compared to the prior year period. Europe, Middle East and Africa (“EMEA”) retail net outflows were $0.9 billion in the quarter reflecting negative consumer sentiment associated with Brexit and geopolitical concerns in Europe. North America retail net outflows in the quarter were $0.5 billion, a $2.8 billion improvement compared to the prior year period. Global institutional net inflows were $0.1 billion for the quarter and included a $1.8 billion mandate from a large U.K. wealth management client and $1.2 billion of outflows from former parent-related assets.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$636	$657	$(21)	(3)%
Distribution fees	102	108	(6)	(6)
Net investment income	2	7	(5)	(71)
Other revenues	1	—	1	—
Total revenues	741	772	(31)	(4)
Banking and deposit interest expense	(1)	—	(1)	—
Total net revenues	742	772	(30)	(4)
Expenses
Distribution expenses	236	244	(8)	(3)
Amortization of deferred acquisition costs	2	3	(1)	(33)
Interest and debt expense	6	5	1	20
General and administrative expense	325	323	2	1
Total expenses	569	575	(6)	(1)
Adjusted operating earnings	$173	$197	$(24)	(12)%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $24 million, or 12%, to $173 million for the three months ended September 30, 2019 compared to $197 million for the prior year period primarily due to the cumulative impact of net outflows, partially offset by higher average markets.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $30 million, or 4%, to $742 million for the three months ended September 30, 2019 compared to $772 million for the prior year period.
Management and financial advice fees decreased $21 million, or 3%, to $636 million for the three months ended September 30, 2019 compared to $657 million for the prior year period driven by cumulative net outflows and a $9 million negative foreign currency translation impact, partially offset by higher average markets and a $12 million increase in performance fees. Our average weighted equity index (“WEI”), which is a proxy for equity movements on AUM, increased 1% for the three months ended September 30, 2019 compared to the prior year period. The average S&P 500 increased 4% in the third quarter of 2019 compared to the prior year period. The disconnect between the increase in WEI and S&P 500 was larger than usual, primarily due to underperformance of European indices compared to the S&P 500.
Distribution fees decreased $6 million, or 6%, to $102 million for the three months ended September 30, 2019 compared to $108 million for the prior year period primarily due to the cumulative impact of net outflows, partially offset by higher average markets.
Net investment income decreased $5 million, or 71%, to $2 million for the three months ended September 30, 2019 compared to $7 million for the prior year period reflecting seed money losses compared to seed money gains in the prior year period.
Expenses
Total expenses decreased $6 million, or 1%, to $569 million for the three months ended September 30, 2019 compared to $575 million for the prior year period.
Distribution expenses decreased $8 million, or 3%, to $236 million for the three months ended September 30, 2019 compared to $244 million for the prior year period primarily due to the cumulative impact of net outflows, partially offset by higher average markets.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$198	$203	$(5)	(2)%
Distribution fees	88	89	(1)	(1)
Net investment income	130	159	(29)	(18)
Premiums	26	29	(3)	(10)
Other revenues	175	148	27	18
Total revenues	617	628	(11)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	617	628	(11)	(2)
Expenses
Distribution expenses	112	107	5	5
Interest credited to fixed accounts	113	117	(4)	(3)
Benefits, claims, losses and settlement expenses	158	182	(24)	(13)
Amortization of deferred acquisition costs	56	33	23	70
Interest and debt expense	9	10	(1)	(10)
General and administrative expense	49	50	(1)	(2)
Total expenses	497	499	(2)	—
Adjusted operating earnings	$120	$129	$(9)	(7)%
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and mean reversion related impacts, decreased $9 million, or 7%, to $120 million for the three months ended September 30, 2019 compared to $129 million for the prior year period primarily due to the impact of low interest rates and net outflows.
RiverSource variable annuity account balances decreased 3% to $77.5 billion as of September 30, 2019 compared to the prior year period reflecting net outflows of $3.2 billion. Variable annuity sales increased 2% compared to the prior year period.
RiverSource fixed deferred annuity account balances declined 5% to $8.4 billion as of September 30, 2019 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed deferred annuity book is expected to gradually run off and earnings on our fixed deferred annuity business will trend down. We reinsured approximately 20% of our fixed annuities block during the first quarter of 2019. The reinsurance transaction generated $200 million of excess capital and has a marginal impact on fixed annuity adjusted pretax operating earnings.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, decreased $29 million, or 18%, to $130 million for the three months ended September 30, 2019 compared to $159 million for the prior year period reflecting lower average invested assets due to fixed annuity net outflows and the fixed annuities reinsurance transaction.
Other revenues increased $27 million, or 18%, to $175 million for the three months ended September 30, 2019 compared to $148 million for the prior year period primarily due to accretion on our fixed annuities reinsurance deposit receivable and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.

AMERIPRISE FINANCIAL, INC.

Expenses
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), mean reversion related impacts, and the DSIC offset to net realized investment gains or losses, decreased $24 million, or 13%, to $158 million for the three months ended September 30, 2019 compared to $182 million for the prior year period primarily due to the impact of unlocking. The unlocking impact for the third quarter of 2019 was a benefit of $12 million and primarily reflected a benefit from changes in equity market volatility and correlation assumptions on variable annuities, partially offset by updates to our interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit. The unlocking impact for the prior year period was an expense of $18 million and primarily reflected lower surrender rate and separate account fee assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
Amortization of DAC increased $23 million, or 70%, to $56 million for the three months ended September 30, 2019 compared to $33 million for the prior year period primarily reflecting the impact of unlocking. The impact of unlocking for the third quarter of 2019 was an expense of $11 million and primarily reflected updates to our interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking for the prior year period was a benefit of $17 million and primarily reflected lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$11	$12	$(1)	(8)%
Distribution fees	24	23	1	4
Net investment income	77	73	4	5
Premiums	50	51	(1)	(2)
Other revenues	103	169	(66)	(39)
Total revenues	265	328	(63)	(19)
Banking and deposit interest expense	—	—	—	—
Total net revenues	265	328	(63)	(19)
Expenses
Distribution expenses	11	12	(1)	(8)
Interest credited to fixed accounts	54	52	2	4
Benefits, claims, losses and settlement expenses	92	171	(79)	(46)
Amortization of deferred acquisition costs	12	(6)	18	NM
Interest and debt expense	4	4	—	—
General and administrative expense	35	35	—	—
Total expenses	208	268	(60)	(22)
Adjusted operating earnings	$57	$60	$(3)	(5)%
NM Not Meaningful.
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), and mean reversion related impacts, decreased $3 million, or 5%, to $57 million for the three months ended September 30, 2019 compared to $60 million for the prior year period.
Net Revenues
Other revenues decreased $66 million, or 39%, to $103 million for the three months ended September 30, 2019 compared to $169 million for the prior year period due to the impact of unlocking, partially offset by a $10 million expense in the prior year period related to a modification of costs within a reinsurance contract. Other revenues for the third quarter of 2019 included a $5 million favorable impact from unlocking compared to a $78 million favorable impact in the prior year period. The unlocking impact for the

AMERIPRISE FINANCIAL, INC.

third quarter of 2019 reflected updates to our interest rate assumptions. The primary driver of the unlocking impact for the prior year period was higher projected gains on reinsurance contracts resulting from unfavorable mortality experience on UL and VUL insurance products.
Expenses
Benefits, claims, losses and settlement expenses decreased $79 million, or 46%, to $92 million for the three months ended September 30, 2019 compared to $171 million for the prior year period primarily due to the impact of unlocking. The unlocking impact for the third quarter of 2019 was an expense of $16 million and primarily reflected updates to our interest rate assumptions. The unlocking impact for the prior year period was an expense of $101 million and primarily reflected unfavorable mortality experience on UL and VUL insurance products.
Amortization of DAC increased $18 million to $12 million for the three months ended September 30, 2019 compared to a benefit of $6 million for the prior year period primarily reflecting the impact of unlocking. The impact of unlocking for the third quarter of 2019 was an expense of $2 million compared to a benefit of $18 million for the prior year period.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$2	$1	$1	NM
Distribution fees	1	2	(1)	(50)%
Net investment income	39	35	4	11
Premiums	306	292	14	5
Other revenues	9	2	7	NM
Total revenues	357	332	25	8
Banking and deposit interest expense	1	2	(1)	(50)
Total net revenues	356	330	26	8
Expenses
Distribution expenses	1	2	(1)	(50)
Benefits, claims, losses and settlement expenses	329	344	(15)	(4)
Amortization of deferred acquisition costs	15	13	2	15
Interest and debt expense	13	9	4	44
General and administrative expense	89	82	7	9
Total expenses	447	450	(3)	(1)
Adjusted operating loss	$(91)	$(120)	$29	24%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $29 million, or 24%, to $91 million for the three months ended September 30, 2019 compared to $120 million for the prior year period.
Our closed block LTC insurance had a pretax adjusted operating loss of $8 million for the three months ended September 30, 2019 compared to a pretax adjusted operating loss of $53 million for the prior year period. Our annual review of LTC active life future policy benefit reserve adequacy resulted in unlocking and loss recognition of $8 million in the third quarter of 2019 compared to $52 million in the prior year period. The unlocking and loss recognition in the third quarter of 2019 was primarily due to the impact from updates to our interest rates assumptions and changes in morbidity experience, partially offset by higher approved and expected premium rate increases and benefit reductions. The unlocking and loss recognition in the prior year period was primarily due to changes in morbidity experience, partially offset by approved, pending and future expected premium rate increases.
Auto and Home pretax adjusted operating loss was $10 million for the three months ended September 30, 2019 compared to pretax adjusted operating earnings of $1 million for the prior year period.

AMERIPRISE FINANCIAL, INC.

Premiums increased $14 million, or 5%, to $306 million for the three months ended September 30, 2019 compared to $292 million for the prior year period primarily due to higher average policy premiums in both auto and home insurance products and higher auto policies in force.
Other revenues increased $7 million to $9 million for the three months ended September 30, 2019 compared to $2 million for the prior year period due to a $7 million gain on the sale of real estate in the third quarter of 2019.
Benefits, claims, losses and settlement expenses decreased $15 million, or 4%, to $329 million for the three months ended September 30, 2019 compared to $344 million for the prior year period primarily due to a decrease in LTC unlocking and loss recognition, partially offset by a $29 million increase in auto and home expenses reflecting higher net earned premium and an increase in current period catastrophe losses, net of the impact of reinsurance. Current period catastrophe losses (net of the impact of reinsurance) were $33 million for the three months ended September 30, 2019 compared to $17 million for the prior year period.
Consolidated Results of Operations for the Nine Months Ended September 30, 2019 and 2018
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$5,153	$5,099	$54	1%
Distribution fees	1,450	1,403	47	3
Net investment income	1,121	1,201	(80)	(7)
Premiums	1,121	1,063	58	5
Other revenues	941	950	(9)	(1)
Total revenues	9,786	9,716	70	1
Banking and deposit interest expense	106	60	46	77
Total net revenues	9,680	9,656	24	—
Expenses
Distribution expenses	2,819	2,727	92	3
Interest credited to fixed accounts	517	499	18	4
Benefits, claims, losses and settlement expenses	1,848	1,858	(10)	(1)
Amortization of deferred acquisition costs	186	180	6	3
Interest and debt expense	164	181	(17)	(9)
General and administrative expense	2,448	2,379	69	3
Total expenses	7,982	7,824	158	2
Pretax income	1,698	1,832	(134)	(7)
Income tax provision	268	273	(5)	(2)
Net income	$1,430	$1,559	$(129)	(8)%
Overall
Pretax income decreased $134 million, or 7%, to $1.7 billion for the nine months ended September 30, 2019 compared to $1.8 billion for the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $204 million for the nine months ended September 30, 2019 compared to an expense of $130 million for the prior year period.

•
The market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $29 million for the nine months ended September 30, 2019 compared to an expense of $8 million for the prior year period.

•	The mean reversion related impact was a benefit of $18 million for the nine months ended September 30, 2019 compared to a benefit of $38 million for the prior year period.

•	The market impact of hedges on investments was an expense of $37 million for the nine months ended September 30, 2019 compared to a benefit of $27 million for the prior year period.

AMERIPRISE FINANCIAL, INC.

•	A $17 million unfavorable change in net realized investment gains/losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual.

•	The cumulative impact of asset management net outflows, partially offset by wrap account net inflows.

•	An increase in expenses related to investments in business growth.

•	The unfavorable impact of unlocking and LTC loss recognition was $16 million for the nine months ended September 30, 2019 compared to $53 million for the prior year period.

•	A positive impact from higher short-term interest rates and higher average markets.
See our Consolidated Results of Operations for the three months ended September 30, 2019 and 2018 for a table and discussion of total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.
Net Revenues
Net revenues increased $24 million to $9.7 billion for the nine months ended September 30, 2019 compared to the prior year period.
Management and financial advice fees increased $54 million, or 1%, to $5.2 billion for the nine months ended September 30, 2019 compared to $5.1 billion for the prior year period reflecting wrap account net inflows, a $23 million increase in performance fees and higher average markets, partially offset by asset management net outflows and a $27 million negative foreign currency translation impact.
Distribution fees increased $47 million, or 3%, to $1.5 billion for the nine months ended September 30, 2019 compared to $1.4 billion for the prior year period reflecting higher earnings on brokerage cash due to an increase in short-term interest rates, partially offset by decreased transactional activity.
Net investment income decreased $80 million, or 7%, to $1.1 billion for the nine months ended September 30, 2019 compared to $1.2 billion for the prior year period primarily due to the following items:

•	A $64 million unfavorable change in the market impact of hedges on investments.

•	A $29 million decrease in net investment income of CIEs.

•	Net realized investment losses of $1 million for the nine months ended September 30, 2019 compared to net realized investment gains of $15 million for the prior year period.

•	The unfavorable impact of fixed annuity net outflows and the fixed annuities reinsurance transaction.

•	The favorable impact of higher average invested assets related to the bank and certificates and higher average investment yields related to certificates.
Premiums increased $58 million, or 5%, to $1.1 billion for the nine months ended September 30, 2019 compared to the prior year period primarily due to higher average premium in both auto and home insurance products and higher auto policies in force.
Banking and deposit interest expense increased $46 million, or 77%, to $106 million for the nine months ended September 30, 2019 compared to $60 million for the prior year period due to interest expense on banking deposits, higher average client crediting rates on certificates and higher average certificate balances.
Expenses
Total expenses increased $158 million, or 2%, to $8.0 billion for the nine months ended September 30, 2019 compared to $7.8 billion for the prior year period.
Distribution expenses increased $92 million, or 3%, to $2.8 billion for the nine months ended September 30, 2019 compared to $2.7 billion for the prior year period reflecting higher advisor compensation due to wrap account net inflows, higher average markets, higher mark-to-market impact on advisor deferred compensation expense and investments in recruiting experienced advisors, partially offset by the impact of asset management net outflows and decreased transactional activity.
General and administrative expense increased $69 million, or 3%, to $2.4 billion for the nine months ended September 30, 2019 compared to the prior year period primarily due to bank-related expenses, higher performance-based compensation and investments in business growth, partially offset by a $15 million positive foreign currency translation impact.
Income Taxes
Our effective tax rate was 15.8% for the nine months ended September 30, 2019 compared to 14.9% for the prior year period. See Note 17 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.

Results of Operations by Segment for the Nine Months Ended September 30, 2019 and 2018
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Advice & Wealth Management
Net revenues	$4,889	$4,608
Expenses	3,767	3,587
Adjusted operating earnings	$1,122	$1,021
Asset Management
Net revenues	$2,143	$2,305
Expenses	1,660	1,730
Adjusted operating earnings	$483	$575
Annuities
Net revenues	$1,841	$1,863
Expenses	1,464	1,486
Adjusted operating earnings	$377	$377
Protection
Net revenues	$786	$836
Expenses	590	648
Adjusted operating earnings	$196	$188
Corporate & Other
Net revenues	$1,050	$987
Expenses	1,265	1,242
Adjusted operating loss	$(215)	$(255)
See our Results of Operations by Segment for the three months ended September 30, 2019 and 2018 for a table and discussion of total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2019	2018
	(in billions)
Beginning balance	$251.5	$248.2
Net flows	13.3	16.6
Market appreciation (depreciation) and other	33.3	7.4
Ending balance	$298.1	$272.2

Advisory wrap account assets ending balance (1)	$295.0	$269.7
Average advisory wrap account assets (2)	$278.8	$256.0

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $46.6 billion, or 19%, during the nine months ended September 30, 2019 due to net inflows of $13.3 billion and market appreciation and other of $33.3 billion. Average advisory wrap account assets increased $22.8 billion, or 9%, compared to the prior year period primarily reflecting net inflows.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$2,816	$2,628	$188	7%
Distribution fees	1,719	1,677	42	3
Net investment income	310	223	87	39
Other revenues	150	140	10	7
Total revenues	4,995	4,668	327	7
Banking and deposit interest expense	106	60	46	77
Total net revenues	4,889	4,608	281	6
Expenses
Distribution expenses	2,744	2,633	111	4
Interest and debt expense	8	8	—	—
General and administrative expense	1,015	946	69	7
Total expenses	3,767	3,587	180	5
Adjusted operating earnings	$1,122	$1,021	$101	10%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $101 million, or 10%, to $1.1 billion for the nine months ended September 30, 2019 compared to $1.0 billion for the prior year period reflecting wrap account net inflows, higher earnings on brokerage cash and earnings related to the bank, partially offset by higher expenses from continued investments for growth and higher mark-to-market impact on advisor deferred compensation expenses. Pretax adjusted operating margin was 22.9% for the nine months ended September 30, 2019 compared to 22.2% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $281 million, or 6%, to $4.9 billion for the nine months ended September 30, 2019 compared to $4.6 billion for the prior year period. Adjusted operating net revenue per advisor increased to $491,000 for the nine months ended September 30, 2019, up 6%, from $465,000 for the prior year period.
Management and financial advice fees increased $188 million, or 7%, to $2.8 billion for the nine months ended September 30, 2019 compared to $2.6 billion for the prior year period primarily due to growth in wrap account assets. Average advisory wrap account assets increased $22.8 billion, or 9%, compared to the prior year period primarily reflecting net inflows.
Distribution fees increased $42 million, or 3%, to $1.7 billion for the nine months ended September 30, 2019 compared to the prior year period reflecting higher earnings on brokerage cash due to an increase in short-term interest rates, partially offset by decreased transactional activity and lower sales of variable annuities. We earned 209 basis points for the nine months ended September 30, 2019 compared to 154 basis points for the prior year period.
Net investment income increased $87 million, or 39%, to $310 million for the nine months ended September 30, 2019 compared to $223 million for the prior year period primarily due to higher average invested assets due to the bank and certificates and higher average investment yields.
Banking and deposit interest expense increased $46 million, or 77%, to $106 million for the nine months ended September 30, 2019 compared to $60 million for the prior year period due to interest expense on banking deposits, higher average client crediting rates on certificates and higher average certificate balances.
Expenses
Total expenses increased $180 million, or 5%, to $3.8 billion for the nine months ended September 30, 2019 compared to $3.6 billion for the prior year period.
Distribution expenses increased $111 million, or 4%, to $2.7 billion for the nine months ended September 30, 2019 compared to $2.6 billion for the prior year period reflecting higher advisor compensation due to wrap account net inflows, higher mark-to-market impact on advisor deferred compensation expense and investments in recruiting experienced advisors, partially offset by decreased transactional activity.
General and administrative expense increased $69 million, or 7%, to $1.0 billion for the nine months ended September 30, 2019 compared to $946 million for the prior year period primarily due to bank-related expenses and investments in business growth.

AMERIPRISE FINANCIAL, INC.

Asset Management
The following table presents global managed assets by type:

	September 30,		Change		Average(1)		Change
					Nine Months Ended September 30,
	2019	2018			2019	2018
	(in billions)
Equity	$250.8	$273.8	$(23.0)	(8)%	$247.7	$273.4	$(25.7)	(9)%
Fixed income	176.1	167.8	8.3	5	169.0	170.9	(1.9)	(1)
Money market	4.8	5.5	(0.7)	(13)	5.0	5.8	(0.8)	(14)
Alternative	3.2	3.4	(0.2)	(6)	3.1	4.8	(1.7)	(35)
Hybrid and other	33.7	34.9	(1.2)	(3)	33.7	34.5	(0.8)	(2)
Total managed assets	$468.6	$485.4	$(16.8)	(3)%	$458.5	$489.4	$(30.9)	(6)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Nine Months Ended September 30,
	2019	2018
	(in billions)
Global Retail Funds
Beginning assets	$247.9	$287.8
Inflows	34.1	39.6
Outflows	(41.0)	(47.0)
Net VP/VIT fund flows	(2.1)	(2.3)
Net new flows	(9.0)	(9.7)
Reinvested dividends	4.1	4.0
Net flows	(4.9)	(5.7)
Distributions	(4.8)	(4.9)
Market appreciation (depreciation) and other	34.5	10.6
Foreign currency translation (1)	(1.3)	(1.4)
Total ending assets	271.4	286.4

Global Institutional
Beginning assets	182.8	206.8
Inflows	16.6	16.8
Outflows	(22.1)	(27.6)
Net flows	(5.5)	(10.8)
Market appreciation (depreciation) and other (2)	22.7	5.7
Foreign currency translation (1)	(2.8)	(2.7)
Total ending assets	197.2	199.0
Total managed assets	$468.6	$485.4

Total net flows	$(10.4)	$(16.5)

Former Parent Company Related (3)
Retail net new flows	$(0.7)	$(1.5)
Institutional net new flows	(2.7)	(3.6)
Total net new flows	$(3.4)	$(5.1)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $3.8 billion and $(0.1) billion for the total change in Affiliated General Account Assets during the nine months ended September 30, 2019 and 2018, respectively.
(3) Former parent company related assets and net new flows are included in the rollforwards above.

AMERIPRISE FINANCIAL, INC.

Total segment AUM increased $37.9 billion, or 9%, during the nine months ended September 30, 2019 driven by market appreciation, partially offset by net outflows, retail fund distributions and a negative impact of foreign currency translation. EMEA retail net outflows were $3.1 billion for the nine months ended September 30, 2019 reflecting negative consumer sentiment associated with Brexit and geopolitical concerns in Europe. North America retail net outflows for the nine months ended September 30, 2019 were $1.8 billion, which included $4.0 billion of reinvested dividends and reflected continued outflows in active equity funds. Global institutional net outflows of $5.5 billion included $2.7 billion of outflows from former parent-related assets and a $1.8 billion mandate from a large U.K. wealth management client.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$1,827	$1,938	$(111)	(6)%
Distribution fees	303	332	(29)	(9)
Net investment income	11	17	(6)	(35)
Other revenues	2	18	(16)	(89)
Total revenues	2,143	2,305	(162)	(7)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,143	2,305	(162)	(7)
Expenses
Distribution expenses	689	734	(45)	(6)
Amortization of deferred acquisition costs	7	10	(3)	(30)
Interest and debt expense	19	17	2	12
General and administrative expense	945	969	(24)	(2)
Total expenses	1,660	1,730	(70)	(4)
Adjusted operating earnings	$483	$575	$(92)	(16)%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $92 million, or 16%, to $483 million for the nine months ended September 30, 2019 compared to $575 million for the prior year period primarily due to the cumulative impact of net outflows and a vendor credit of $14 million in the prior year period, partially offset by higher average markets and a $15 million increase in net performance fees.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $162 million, or 7%, to $2.1 billion for the nine months ended September 30, 2019 compared to $2.3 billion for the prior year period.
Management and financial advice fees decreased $111 million, or 6%, to $1.8 billion for the nine months ended September 30, 2019 compared to $1.9 billion for the prior year period driven by cumulative net outflows and a $27 million negative foreign currency translation impact, partially offset by a $23 million increase in performance fees and higher average markets.
Distribution fees decreased $29 million, or 9%, to $303 million for the nine months ended September 30, 2019 compared to $332 million for the prior year period primarily due to the cumulative impact of net outflows.
Other revenues decreased $16 million, or 89%, to $2 million for the nine months ended September 30, 2019 compared to $18 million for the prior year period due to a $14 million vendor credit in the prior year period related to the completion of our front, middle and back-office integration.
Expenses
Total expenses decreased $70 million, or 4%, to $1.7 billion for the nine months ended September 30, 2019 compared to the prior year period.
Distribution expenses decreased $45 million, or 6%, to $689 million for the nine months ended September 30, 2019 compared to $734 million for the prior year period primarily due to the cumulative impact of net outflows.
General and administrative expense decreased $24 million, or 2%, to $945 million for the nine months ended September 30, 2019 compared to $969 million for the prior year period primarily due to a $15 million positive foreign currency translation impact and reengineering initiatives, partially offset by an $8 million increase in compensation related to higher performance fees.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$581	$603	$(22)	(4)%
Distribution fees	257	265	(8)	(3)
Net investment income	425	484	(59)	(12)
Premiums	91	80	11	14
Other revenues	487	431	56	13
Total revenues	1,841	1,863	(22)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,841	1,863	(22)	(1)
Expenses
Distribution expenses	321	330	(9)	(3)
Interest credited to fixed accounts	334	345	(11)	(3)
Benefits, claims, losses and settlement expenses	490	501	(11)	(2)
Amortization of deferred acquisition costs	144	134	10	7
Interest and debt expense	30	29	1	3
General and administrative expense	145	147	(2)	(1)
Total expenses	1,464	1,486	(22)	(1)
Adjusted operating earnings	$377	$377	$—	—%
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and mean reversion related impacts, was flat at $377 million for the nine months ended September 30, 2019 compared to the prior year period.
Net Revenues
Management and financial advice fees decreased $22 million, or 4%, to $581 million for the nine months ended September 30, 2019 compared to $603 million for the prior year period due to lower fees on variable annuities driven by lower average separate account balances. Average variable annuity account balances decreased $2.9 billion, or 4%, from the prior year period due to net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $59 million, or 12%, to $425 million for the nine months ended September 30, 2019 compared to $484 million for the prior year period reflecting lower average invested assets due to fixed annuity net outflows and the fixed annuities reinsurance transaction.
Other revenues increased $56 million, or 13%, to $487 million for the nine months ended September 30, 2019 compared to $431 million for the prior year period primarily due to accretion on our fixed annuities reinsurance deposit receivable and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Distribution expenses decreased $9 million, or 3%, to $321 million for the nine months ended September 30, 2019 compared to $330 million for the prior year period reflecting lower variable annuity sales. Variable annuity sales declined 13% compared to the prior year period.
Interest credited to fixed accounts, which exclude the market impact on fixed index annuity benefits (net of hedges), decreased $11 million, or 3%, to $334 million for the nine months ended September 30, 2019 compared to $345 million for the prior year period due to lower average fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), mean reversion related impacts, and the DSIC offset to net realized investment gains or losses, decreased $11 million, or 2%, to $490 million for the nine months ended September 30, 2019 compared to $501 million for the prior year period primarily due to the impact of unlocking, partially offset by higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges and higher sales of immediate annuities with a life contingent feature.

AMERIPRISE FINANCIAL, INC.

Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity guaranteed benefits and fixed index annuity benefits and the DAC offset to net realized investment gains or losses, increased $10 million, or 7%, to $144 million for the nine months ended September 30, 2019 compared to $134 million for the prior year period primarily due to the impact of unlocking, partially offset by normal year over year experience differences for variable annuities.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$33	$36	$(3)	(8)%
Distribution fees	70	69	1	1
Net investment income	231	216	15	7
Premiums	151	153	(2)	(1)
Other revenues	301	362	(61)	(17)
Total revenues	786	836	(50)	(6)
Banking and deposit interest expense	—	—	—	—
Total net revenues	786	836	(50)	(6)
Expenses
Distribution expenses	33	36	(3)	(8)
Interest credited to fixed accounts	158	149	9	6
Benefits, claims, losses and settlement expenses	247	327	(80)	(24)
Amortization of deferred acquisition costs	39	21	18	86
Interest and debt expense	12	11	1	9
General and administrative expense	101	104	(3)	(3)
Total expenses	590	648	(58)	(9)
Adjusted operating earnings	$196	$188	$8	4%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and mean reversion related impacts, increased $8 million, or 4%, to $196 million for the nine months ended September 30, 2019 compared to $188 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, increased $15 million, or 7%, to $231 million for the nine months ended September 30, 2019 compared to $216 million for the prior year period reflecting higher average invested assets.
Other revenues decreased $61 million, or 17%, to $301 million for the nine months ended September 30, 2019 compared to $362 million for the prior year period due to the impact of unlocking, partially offset by a $10 million expense in the prior year period related to a modification of costs within a reinsurance contract.
Expenses
Interest credited to fixed accounts increased $9 million, or 6%, to $158 million for the nine months ended September 30, 2019 compared to $149 million for the prior year period primarily driven by higher fixed account values associated with UL and VUL insurance.
Benefits, claims, losses and settlement expenses decreased $80 million, or 24%, to $247 million for the nine months ended September 30, 2019 compared to $327 million for the prior year period primarily due to the impact of unlocking.
Amortization of DAC increased $18 million, or 86%, to $39 million for the nine months ended September 30, 2019 compared to $21 million for the prior year period primarily reflecting the impact of unlocking.

AMERIPRISE FINANCIAL, INC.

Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$4	$4	$—	—%
Distribution fees	5	5	—	—
Net investment income	130	123	7	6
Premiums	904	855	49	6
Other revenues	12	4	8	NM
Total revenues	1,055	991	64	6
Banking and deposit interest expense	5	4	1	25
Total net revenues	1,050	987	63	6
Expenses
Distribution expenses	3	8	(5)	(63)
Benefits, claims, losses and settlement expenses	898	927	(29)	(3)
Amortization of deferred acquisition costs	42	39	3	8
Interest and debt expense	42	27	15	56
General and administrative expense	280	241	39	16
Total expenses	1,265	1,242	23	2
Adjusted operating loss	$(215)	$(255)	$40	16%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $40 million, or 16%, to $215 million for the nine months ended September 30, 2019 compared to $255 million for the prior year period.
Our LTC insurance had pretax adjusted operating earnings of $2 million for the nine months ended September 30, 2019 compared to a pretax adjusted operating loss of $56 million for the prior year period. Our annual review of LTC active life future policy benefit reserve adequacy resulted in unlocking and loss recognition of $8 million for the nine months ended September 30, 2019 compared to $52 million in the prior year period.
Auto and Home pretax adjusted operating earnings were $13 million for the nine months ended September 30, 2019 compared to a pretax adjusted operating loss of $13 million for the prior year period.
Premiums increased $49 million, or 6%, to $904 million for the nine months ended September 30, 2019 compared to $855 million for the prior year period primarily due to higher average premium in both auto and home insurance products and higher auto policies in force.
Other revenues increased $8 million to $12 million for the nine months ended September 30, 2019 compared to $4 million for the prior year period due to a $7 million gain on the sale of real estate in the third quarter of 2019.
Benefits, claims, losses and settlement expenses decreased $29 million, or 3%, to $898 million for the nine months ended September 30, 2019 compared to $927 million for the prior year period reflecting a decrease in LTC unlocking and loss recognition, partially offset by the impact of higher net earned premium for auto and home.
General and administrative expense increased $39 million, or 16%, to $280 million for the nine months ended September 30, 2019 compared to $241 million for the prior year period primarily due to higher mark-to-market impact on share-based compensation expenses and investments in growth initiatives.
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

AMERIPRISE FINANCIAL, INC.

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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.4 billion and 3.2%, respectively, as of September 30, 2019. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $8.1 billion and had a weighted average yield of 3.0% as of September 30, 2019. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2019 was approximately 2.9%.
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

AMERIPRISE FINANCIAL, INC.

The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2019:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(248)	$5	$(243)
DAC and DSIC amortization (2)(3)	(35)	—	(35)
Variable annuity riders:
GMDB and GMIB (3)	(14)	—	(14)
GMWB (3)	(448)	412	(36)
GMAB	(29)	29	—
DAC and DSIC amortization (4)	N/A	N/A	8
Total variable annuity riders	(491)	441	(42)
Macro hedge program (5)	—	215	215
Indexed annuities	5	(5)	—
Certificates	6	(5)	1
IUL insurance	81	(67)	14
Total	$(682)	$584	$(90)	(6)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(48)	$—	$(48)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,364	(1,545)	(181)
GMAB	24	(26)	(2)
DAC and DSIC amortization (4)	N/A	N/A	28
Total variable annuity riders	1,388	(1,571)	(155)
Macro hedge program (5)	—	(3)	(3)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	73	—	73
Banking deposits	14	—	14
Brokerage client cash balances	126	—	126
Indexed annuities	(1)	—	(1)
Certificates	14	—	14
IUL insurance	14	3	17
Total	$1,580	$(1,571)	$37
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
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately $(243) million.
The above results compare to an estimated negative net impact to pretax income of $213 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $25 million related to a 100 basis point increase in interest rates as of December 31, 2018. Our previous disclosure estimating the impact from a 100 basis point increase in interest rates as of December 31, 2018 was $541 million and did not reflect mitigation enhancements made to our hedge programs and overstated the impact to IUL insurance. The change in equity price exposure as of September 30, 2019 compared to December 31, 2018 was driven

AMERIPRISE FINANCIAL, INC.

by a larger estimated positive impact from our macro hedge program, which has been expanded since prior year-end.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, indexed annuities and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2019. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $468 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2019 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the nine months ended September 30, 2019. At September 30, 2019 and December 31, 2018, we had $5.3 billion and $2.9 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $750 million that expires in October 2022. Under the terms of the credit agreement, we can increase this facility to $1.0 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2019, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at September 30, 2019.
On March 22, 2019, we issued $500 million of 3.00% senior notes due 2022 and incurred debt issuance costs of $3 million. A portion of the net proceeds was used to repay $300 million principal amount of our 7.3% senior notes which matured on June 28, 2019. The remainder of the net proceeds will be used for general corporate purposes.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both September 30, 2019 and December 31, 2018 was $50 million, which is collateralized with agency residential mortgage backed securities from our investment portfolio. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $151 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities, as of both

AMERIPRISE FINANCIAL, INC.

September 30, 2019 and December 31, 2018. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
On October 1, 2019, we completed the sale of AAH and received gross proceeds of $1.135 billion in cash. After a payment to an affinity partner, the net proceeds were approximately $1.035 billion, subject to certain post-closing financial adjustments expected to be finalized by first quarter 2020.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
RiverSource Life (1)(2)	$3,445	$3,382	N/A	$675
RiverSource Life of NY (1)(2)	325	266	N/A	40
IDS Property Casualty Insurance Company (1)(3)	812	789	$244	233
Ameriprise Insurance Company (1)(3)	50	49	3	3
ACC (4)(5)	445	444	414	420
Threadneedle Asset Management Holdings Sàrl (6)	267	218	170	173
Ameriprise Bank, FSB (4) (7)	208	24	184	10
AFSI (3)(4)	81	108	#	#
Ameriprise Captive Insurance Company (3)	50	51	12	9
Ameriprise Trust Company (3)	34	32	30	27
AEIS (3)(4)	146	136	21	23
RiverSource Distributors, Inc. (3)(4)	13	13	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	13	18	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2019 and December 31, 2018.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at September 30, 2019 represent calculations at December 31, 2018 of the rule based requirements, as specified by FCA regulations.

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
During the nine months ended September 30, 2019, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.9 billion (including $850 million from RiverSource Life) and contributed cash to its subsidiaries of $233 million (including $180 million to Ameriprise Bank, FSB). During the nine months ended September 30, 2018, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.7 billion (including $550 million from RiverSource Life) and

AMERIPRISE FINANCIAL, INC.

contributed $39 million to its subsidiaries.
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $390 million and $388 million for the nine months ended September 30, 2019 and 2018, respectively. On October 23, 2019, we announced a quarterly dividend of $0.97 per common share. The dividend will be paid on November 15, 2019 to our shareholders of record at the close of business on November 4, 2019.
In April 2017, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through June 30, 2019, which was exhausted in the second quarter of 2019. In February 2019, our Board of Directors authorized an additional repurchase up to $2.5 billion of our common stock through March 31, 2021. As of September 30, 2019, we had $1.7 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2019, we repurchased a total of 9.8 million shares of our common stock at an average price of $136.24 per share.
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
Operating Activities
Net cash provided by operating activities was $2.6 billion for the nine months ended September 30, 2019 compared to $1.1 billion for the prior year period primarily reflecting an increase in cash collateral related to derivatives.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities was $1.7 billion for the nine months ended September 30, 2019 compared to $349 million for the prior year period primarily reflecting a $1.0 billion increase in cash used for purchases of Available-for-Sale securities, a $193 million decrease in proceeds from sales of Available-for-Sale securities, a $596 million decrease in net cash flows related to investments of consolidated investment entities and a $274 million decrease to cash related to the fixed annuities reinsurance arrangement, partially offset by a $980 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities.
Financing Activities
Net cash provided by financing activities was $1.1 billion for the nine months ended September 30, 2019 compared to net cash used in financing activities of $1.2 billion for the prior year period primarily reflecting a $2.5 billion increase in net cash inflows from banking deposits, proceeds of $497 million from issuance of debt and a $509 million decrease in net cash outflows related to CIE debt, partially offset by a $1.1 billion decrease in cash proceeds from investment certificates, a repayment of $300 million of our senior notes in June 2019 and a $200 million increase in share repurchases.
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

AMERIPRISE FINANCIAL, INC.

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2019.
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

AMERIPRISE FINANCIAL, INC.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 18 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2018 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2019:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2019
Share repurchase program (1)	874,071	$148.83	874,071	$2,087,740,964
Employee transactions (2)	54,196	$149.76	N/A	N/A

August 1 to August 31, 2019
Share repurchase program (1)	1,839,196	$129.07	1,839,196	$1,850,355,800
Employee transactions (2)	41,101	$145.14	N/A	N/A

September 1 to September 30, 2019
Share repurchase program (1)	1,265,369	$141.67	1,265,369	$1,671,086,545
Employee transactions (2)	67,195	$144.55	N/A	N/A

Totals
Share repurchase program (1)	3,978,636	$137.42	3,978,636
Employee transactions (2)	162,492	$146.44	N/A
	4,141,128		3,978,636
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
101
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2019 and 2018; (iii) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (iv) Consolidated Statements of Equity for the three months and nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 12, 2019	By:	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer

Date:	November 12, 2019	By:	/s/ John R. Hutt
John R. Hutt Senior Vice President – Corporate Finance and Controller (Principal Accounting Officer)