Form 10-K
period 2019-12-31
AMERIPRISE FINANCIAL INC
filed 2020-02-26
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

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

Large Accelerated Filer	☒	Non-accelerated Filer	☐	Accelerated Filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The aggregate market value, as of June 30, 2019, of voting shares held by non-affiliates of the registrant was approximately $19.0 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 14, 2020
Common Stock (par value $.01 per share)	123,244,405 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 29, 2020 (“Proxy Statement”).

AMERIPRISE FINANCIAL, INC.
FORM 10-K

PART I.
Item 1. Business
Overview
Ameriprise is a diversified financial services company with a 125-year history of providing solutions to help clients confidently achieve their financial objectives. Ameriprise Financial, Inc. is a holding company incorporated in Delaware that primarily engages in business through its subsidiaries. Accordingly, references to “Ameriprise,” “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries. Our headquarters is located at 55 Ameriprise Financial Center, Minneapolis, Minnesota 55474. We also maintain executive offices in New York City.
We are a long-standing leader in financial planning and advice with $973 billion in assets under management and administration as of December 31, 2019. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives. Our strategy is centered on helping our clients confidently achieve their goals by providing holistic advice and by managing and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.
Wealth Management
We are an industry-leading wealth manager with a differentiated advice value proposition. Our network of approximately 10,000 advisors is the primary means through which we engage in our wealth management activities. Accordingly, our wealth management capabilities are centered on the long-term, personal relationships between our clients and our financial advisors (our “advisors”). Through our affiliated advisors, we offer financial planning and advice, as well as banking and full-service brokerage services, primarily to retail clients. These products and services are designed to be used as solutions for our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. The financial product solutions we offer through our advisors include the products of other companies as well as our own products and services. Our advisor network is the primary channel through which we offer our own life and disability income insurance as well as annuity products and services. Our focus on personal relationships, as demonstrated by our exclusive Confident Retirement® approach to financial planning, allows us to address our clients’ evolving financial and retirement-related needs to help them live brilliantly, now and in the future. Over the years of responding to the needs of our clients and executing on our business strategy, we moved our target upmarket. Currently, our primary target market segment is the mass affluent and affluent (which we define as households with investable assets of more than $100,000), and increasingly those with $500,000 to $5,000,000 in investable assets.
Our advisors are a valued and crucial part of our business. As such, we offer our advisors training, tools, leadership, marketing programs and other field and centralized support to assist them in serving their clients. Our nationally recognized brand combined with our practice support, local marketing and field support, integrated operating platform, practice expansion and succession opportunities and comprehensive set of products and solutions creates a compelling value proposition for financial advisors. This is evidenced by our strong advisor retention rate and our ability to attract and retain experienced and productive advisors. We continuously invest in, develop, and refine capabilities and tools designed to maximize advisor productivity and client satisfaction.
We are in a compelling position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the U.S., the ongoing transition of baby boomers into retirement continues to drive demand for financial advice and solutions. In addition, the amount of investable assets held by mass affluent and affluent households (our target market) has grown and now accounts for over half of U.S. investable assets. We believe our differentiated financial planning model, broad range of products and solutions, and demonstrated financial strength throughout times of economic and market uncertainty position us to capitalize on these trends and best serve our clients in achieving their goals.
Asset Management
Our asset management capabilities, represented by the Columbia Threadneedle Investments® brand, are global in scale. We offer a broad spectrum of investment advice and products to individual, institutional and high-net worth investors. These investment products are primarily provided through third parties, though we also provide our asset management products through our advisor network. Our underlying asset management philosophy is rooted in delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 116 of our mutual funds being rated as four- and five-star funds by Morningstar. This strong short and long-term investment performance is further supported by our client-focused approach.
We are positioned to continue to grow our assets under management in the long-term and strengthen our asset management offerings to existing and new clients. We enjoy a significant benefit from key strategic relationships and have a strong institutional presence. Our asset management capabilities are well positioned to address mature markets in the U.S. and Europe. We also continue to leverage our existing strengths in order to effectively expand into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and UK to gather assets in Continental Europe, Asia, Australia, the Middle East, South America and Africa. In addition, we continue to identify and pursue opportunities to leverage the collective capabilities of our global asset management business in order to enhance our current range of investment solutions, to develop new solutions and investment management strategies that are responsive to client demand in an increasingly complex marketplace, and to maximize the distribution capabilities of our global business.

Our Integrated Model and Shift in Business Mix
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed below in Item 1A of this Annual Report on Form 10-K - “Risk Factors” - and other factors as discussed herein.
The financial results from the businesses underlying our go-to-market approaches are reflected in our five operating segments:

•	Advice & Wealth Management;

•	Asset Management;

•	Annuities;

•	Protection; and

•	Corporate & Other.
We believe we offer a compelling and highly differentiated value proposition through our diversified and fully integrated model - as shown by nearly doubling earnings per share in the past five years and returning nearly $11 billion to shareholders in that timeframe, while retaining significant excess capital at December 31, 2019.
As a diversified financial services firm, we believe our ability to gather assets is best measured by our aggregate assets under management and administration metric. At December 31, 2019, we had $973 billion in assets under management and administration compared to $823 billion as of December 31, 2018. For a more detailed discussion of assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

The following chart shows our current business mix represented by the contributions of each segment to our pretax adjusted operating earnings (excluding Corporate & Other segment) as well as a historical comparison. As you can see, we continue to execute on our strategy to shift our business mix toward lower capital, fee-based business including Advice & Wealth Management, which is the growth engine of Ameriprise and now represents a majority of pretax adjusted operated earnings.

Our Principal Brands
We utilize multiple and distinct brands for the products and services because we believe doing so allows us to differentiate them in the marketplace.

We use the Ameriprise Financial® brand as our enterprise brand, as well as the name of our advisor network and certain of our retail products and services. The retail products and services that use the Ameriprise Financial brand include those that we provide through our advisors (e.g., financial planning services, investment advisory accounts, retail brokerage services and banking products) and products and services that we market directly to consumers or through affinity groups.

Our global Columbia Threadneedle Investments® brand represents the combined capabilities, resources and reach of Columbia Management and Threadneedle. This brand reinforces the strength of both firms in their established markets of the UK, Europe and the U.S. and helps us grow our presence in key markets including Asia Pacific, Latin America, Africa and the Middle East.

We use our RiverSource® brand for our annuity and protection products issued by the RiverSource Life companies, including our life and disability income insurance products.

History and Development
Our company has a 125 year history of providing solutions to help clients confidently achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers with a need for conservative investments. In 1983, our company was formed as a Delaware corporation in connection with American Express’ acquisition of IDS Financial Services from Alleghany Corporation in 1984. We changed our name to “American Express Financial Corporation” (“AEFC”) and began marketing our products and services under the American Express brand in 1994. To provide retail clients with a more comprehensive set of products and services, we significantly expanded our offering of non-proprietary mutual funds in the late 1990s. In addition, we acquired the business of Threadneedle Asset Management Holdings in 2003 to enhance our global asset management capabilities.
On September 30, 2005, American Express consummated a distribution of the shares of AEFC to American Express shareholders, at which time we became an independent, publicly traded company and changed our name to “Ameriprise Financial, Inc.” In 2008, we completed the acquisitions of H&R Block Financial Advisors, Inc. and J. & W. Seligman & Co. Incorporated. In 2010, we completed the acquisition of the long-term asset management business of Columbia Management from Bank of America. In 2016, we completed the acquisition of Emerging Global Advisors, LLC, a registered investment advisor and provider of strategic beta portfolios based on emerging markets. In 2017, we acquired Investment Professionals, Inc. (“IPI”), an independent broker-dealer specializing in the on-site delivery of investment programs for financial institutions, including banks and credit unions. In 2017, we also acquired Lionstone

Partners, LLC, a leading national real estate investment firm, specializing in investment strategies based upon proprietary analytics. This inorganic growth has allowed us to significantly enhance the scale, performance, and product offerings of our brokerage, financial planning, retail mutual funds and institutional asset management business in order to best serve our clients.
In 2006, we sold our large-scale retirement plan recordkeeping business to Wachovia Bank, N.A. (now Wells Fargo Bank, N.A.). We initiated the disposition of our institutional trust and custody business to J.P. Morgan Chase Bank, N.A. in 2008, and completed that restructuring in early 2009. In 2011, we completed the sale of Securities America Financial Corporation and its subsidiaries to Ladenburg Thalmann Financial Services, Inc. On October 1, 2019, we completed the sale of our Ameriprise Auto and Home Insurance business to American Family Insurance Mutual Holding Company (American Family Insurance).
In 2018, we made the strategic decision to seek to expand the banking products and services we can provide directly to our clients, and commenced the process to convert our subsidiary Ameriprise National Trust Bank into a federal savings bank with the capabilities to offer FDIC insured deposits and a range of lending products. We completed that process, received regulatory approvals and converted Ameriprise National Trust Bank to Ameriprise Bank, FSB in May 2019, at which time Ameriprise Financial became a savings and loan holding company that is subject to regulation, supervision and examination by the Board of Governors for the Federal Reserve System (“FRB”). In connection with the conversion, Ameriprise Financial elected to be classified as a financial holding company subject to applicable regulation under the Bank Holding Company Act of 1956 (as amended).
Our Organization
The following is a depiction of the organizational structure for our company and the primary subsidiaries (identified by their current legal entity names) through which we operate our businesses.
The following is a brief description of the business and activities conducted by each subsidiary noted above.

Subsidiary Name	Description of Business

Ameriprise International Holdings GmbH	A holding company based in Switzerland for various companies engaged in our non-U.S. business, including our Threadneedle group of companies (defined below)
Threadneedle Asset Management Holdings Sàrl	A holding company based in Luxembourg for the EMEA region group of companies that provide investment management products and services
Ameriprise Asset Management Holdings GmbH
A holding company based in Switzerland for our non-EMEA region group of companies that provide investment management products and services. We refer to the group of companies in this entity and Threadneedle Asset Management Holdings Sarl as “Threadneedle” and Threadneedle is our primary provider of non-U.S. investment management products and services.

Columbia Management Investment Advisers, LLC (“Columbia Management”)	The investment adviser for the majority of the Columbia Management family of funds (“Columbia Management® funds”) and to U.S. and non-U.S. institutional accounts and private funds

J. & W. Seligman & Co. Incorporated (“Seligman”)	A holding company for Columbia Management Investment Distributors, Inc. and certain other subsidiaries within our Asset Management segment
Lionstone Partners, LLC (“Lionstone Investments”)	The U.S. investment adviser for certain private funds and investment products focused on real estate
Columbia Management Investment Distributors, Inc.	Broker-dealer subsidiary that serves as the principal underwriter and distributor for Columbia Management funds
Columbia Management Investment Services Corp.	A transfer agent that processes client transactions for Columbia Management funds and Ameriprise face-amount certificates
AMPF Holding Corporation	A holding company for certain of our retail brokerage and advisory subsidiaries, including AFS (defined below) and AEIS (defined below)
American Enterprise Investment Services Inc. (“AEIS”)	As our registered clearing broker-dealer subsidiary, brokerage transactions for accounts introduced by AFS are executed, cleared and settled through AEIS
Ameriprise Financial Services, LLC (“AFS”)	A registered broker-dealer and registered investment adviser, and our primary financial planning and retail distribution subsidiary (previously Ameriprise Financial Services, Inc. until January 2020)
RiverSource Distributors, Inc. (“RiverSource Distributors”)	A broker-dealer subsidiary that serves as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through AFS and third-party channels
RiverSource Life Insurance Company (“RiverSource Life”)	Conducts its insurance and annuity business in states other than New York
RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)
Conducts its insurance and annuity businesses in the State of New York.
RiverSource Life of NY is a wholly owned subsidiary of RiverSource Life. We refer to RiverSource Life and RiverSource Life of NY as the “RiverSource Life companies”

Ameriprise Certificate Company	Issues a variety of face-amount certificates
Ameriprise Trust Company (“ATC”)	Provides trust services to individuals and businesses
Ameriprise Bank, FSB (“Ameriprise Bank”)	Offers a variety of consumer banking deposit, credit, and personal trust and related services
Our Segments - Advice & Wealth Management
Our Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through our financial advisors. These services are centered on long-term, personal relationships between our advisors and our clients and focus on helping clients confidently achieve their financial goals. Our financial advisors provide a distinctive, holistic approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs and goals.
A significant portion of revenues in this segment are fee-based and driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on owned assets from certificate and banking products. This segment earns revenues (distribution fees) for providing non-affiliated products and intersegment revenues (distribution fees) for providing our affiliated products and services to our retail clients. Intersegment expenses for this segment include expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Our Financial Advisor Platform
With approximately 10,000 advisors, we are a top 5 branded platform in the U.S. market where we provide our services. Advisors can choose to affiliate with us in multiple ways, and each option offers different levels of support and compensation. The affiliation options are:

•
Employee Advisors (Ameriprise Advisor Group). Under this option, an advisor is an employee of our company and receives a higher level of support, including leadership, training, office space and staff support. We pay compensation that is competitive with other employee advisor models, which is generally lower than that of our franchisee advisors in exchange for the higher level of support we provide our employee advisors. Some employee advisors work in the Ameriprise Advisor Center (“AAC”), our dedicated platform for remote-based sales and service to Ameriprise retail customers using a team model.

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

•
Bank Channel Advisors (Ameriprise Financial Institutions Group). Our acquisition of IPI in 2017 added a new capability where we specialize in the on-site delivery of investment programs for financial institutions including banks and credit unions. Within this channel, we have different types of relationships with our financial institution partners and a variety of ways for advisors to affiliate with us.

We are committed to providing our advisors with the resources and support necessary to manage and grow their practices. Our platform offers advisors (and therefore clients) the flexibility of operating on a commission-based brokerage basis as well as on a fee-based advisory basis. Advisors have access to training and materials reflecting our differentiated financial planning model and Confident Retirement planning approach, our nationally recognized brand and “Be Brilliant®” advertising campaign, local marketing support capabilities and our full range of proprietary and non-proprietary advice and product solutions. Our advisor practices also benefit from Ameriprise’s demonstrated financial strength and our dedication to our clients. We expect to continue to invest in our advisor platform, with the goal of continuing to best serve our clients, increasing advisor productivity, and improving our ability to attract and retain advisors.
Our nationwide advisor network consisted of approximately 10,000 advisors as of December 31, 2019, which includes over 2,100 employee advisors and advisors in our bank channel as well as approximately 7,800 independent franchisees or employees or contractors of franchisees. Of these advisors, roughly 56% have been with us for more than 10 years, with an average tenure of over 20 years. Among advisors who have been with us for more than 10 years, we have a retention rate of approximately 95%. We believe our strong advisor retention rate, as well as our ability to recruit experienced advisors, speaks to the value proposition we offer our advisors and clients.
Through our advisors, we offer clients a diversified set of cash and liquidity management, asset accumulation, income, protection, and estate and wealth transfer products and services, as well as a broad selection of financial products from other unaffiliated companies (as described below).
Brokerage and Investment Advisory Services
Financial Planning and Advice Services
Our personalized financial planning approach is designed to focus on all aspects of our clients’ finances. After understanding our clients’ needs, our advisors seek to identify solutions to address those needs across four cornerstones: cash and liabilities, investments, protection, and taxes. We believe this approach helps our clients build a solid financial foundation, persevere through difficult economies and challenging markets, and ultimately achieve their financial goals. We offer a broad array of products and services in each of these categories, including those carrying the Ameriprise Financial, Columbia Management, Columbia Threadneedle Investments or RiverSource name, as well as solutions offered by unaffiliated firms.
Our advisors deliver financial solutions to our advisory clients principally by building long-term personal relationships through financial planning that is responsive to clients’ evolving needs, priorities and goals, in part through our exclusive Confident Retirement approach. This approach involves a comprehensive assessment of retirement income sources and assets, a client’s plans and goals for retirement, and an analysis of what is needed to fund the four principal types of expenses and liabilities encountered during retirement: covering essentials, ensuring lifestyle, preparing for the unexpected, and leaving a legacy. Once a financial planning client and their advisor align on a client’s objectives, the advisor recommends a solution set consisting of actions and offers products to address those objectives. In continued partnership with their advisor, a client then identifies what they determine to be an appropriate range and level of market risk. Our financial planning relationships with our clients are characterized by an ability to understand their specific needs, which enables us to help them meet those needs, achieve high overall client satisfaction and retention, hold more products in their accounts and increase our assets under management.
Our financial planning clients pay a fee for the receipt of financial planning services. This fee is based on the complexity of a client’s financial and life situation and their advisor’s experience. Some of our clients may elect to pay a consolidated, asset-based advisory fee for financial planning and managed account services and administration. If clients elect to implement their financial plan with our company, we and our advisors generally receive a sales commission and/or sales load in addition to other revenues for the products that they purchase from us. These commissions, sales loads and other revenues are separate from, and in addition to, the financial planning and advisory fees we and our advisors may receive.
Brokerage and Other Products and Services
We offer our retail and institutional clients a variety of brokerage and other investment products and services.
Our Ameriprise ONE® Financial Account is a single integrated financial management brokerage account that enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds, individual securities, alternative investments, cash products, and margin and securities-based lending.
We provide securities execution and clearing services for our retail and institutional clients through our registered broker-dealer subsidiaries. Clients can use our online brokerage service to purchase and sell securities, obtain proprietary and independent research (including information about a wide variety of securities) and use self-directed asset allocation and other financial planning tools. We offer exchange traded mutual funds, 529 plans, public non-exchange traded real estate investment trusts, structured notes, private equity and other alternative investments issued by unaffiliated companies. We also offer trading and portfolio strategy services across a number of fixed income categories, including treasuries, municipals, corporate, and mortgage- and asset-backed securities on both a proprietary and agency basis.
From time to time, Ameriprise may participate in syndicate offerings of closed-end funds and preferred securities. Syndicates are groups of investment banks and broker-dealers that jointly underwrite and distribute new security offerings to the investing public. Our clients may purchase, for their own account, the closed-end fund shares and preferred stock of such primary offerings in which we participate. In addition, qualified clients may purchase certain privately placed securities as distributed through Ameriprise.
Fee-based Investment Advisory Accounts
We offer all new fee-based investment advisory accounts to clients through a single Custom Advisory Relationship (“Relationship”). We offer several types of investment advisory accounts through the Relationship. The following programs, Ameriprise® Strategic Portfolio Service (SPS) Advantage, Ameriprise® SPS Advisor, Ameriprise® Active Portfolios®, Ameriprise® Select Separate Account, Ameriprise® Investor Unified Account, Ameriprise® Vista Separate Account and Ameriprise® Access Account are offered through the Relationship.  Clients may purchase mutual funds and other securities in connection with the Relationship in one or more fee-based investment advisory accounts. We currently offer discretionary and nondiscretionary investment advisory accounts. In a discretionary advisory account, we (or an unaffiliated investment advisor) choose the underlying investments in the portfolio on behalf of the client. In a non-discretionary advisory account, clients choose the underlying investments in the portfolio based on their financial advisor’s recommendation. Investors in discretionary and non-discretionary advisory accounts generally pay a fee (for investment advice and other services) based on the assets held in that account as well as any related fees or costs associated with the underlying securities held in that account. A significant portion of our affiliated mutual fund sales are made through advisory accounts. Client assets held in affiliated mutual funds within an advisory account generally produce higher revenues for us than client assets held in affiliated mutual funds on a stand-alone basis. This is because, as noted above, we receive an investment advisory fee based on the asset values of the assets held in an advisory account in addition to revenues we normally receive for investment management and/or distribution of the funds included in the account.
Ameriprise Strategic Portfolio Service (SPS) Advantage, is a non-discretionary investment advisory account service, Ameriprise SPS Advisor, is a discretionary investment advisory account service, Ameriprise Select Separate Accounts (a separately managed account (“SMA”) program), a discretionary investment advisory account service through which clients invest in strategies managed by affiliated and non-affiliated advisory service providers, and Ameriprise Active Portfolios® investments, a discretionary investment advisory account service that offers a number of strategic target allocations based on different risk profiles and tax sensitivities. Additionally, we offer the following discretionary investment advisory account services Ameriprise® Select Separate Account, Ameriprise® Investor Unified Account, Ameriprise® Vista Separate Account and Ameriprise® Access Account, through which clients may invest in SMAs, mutual funds and exchange traded funds. We also offer a discretionary investment advisory account as an accommodation program where client accounts are held and serviced by a third-party asset management provider and its affiliates.
Mutual Fund Offerings (Unaffiliated and Affiliated)
In addition to the Columbia Management family of funds (discussed below in “Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds”), we offer mutual funds from approximately 160 unaffiliated mutual fund families representing more than 2,200 mutual funds on our brokerage platform and as part of our investment advisory accounts to provide our clients a broad choice of investment products. In 2019, retail sales of other companies’ mutual funds accounted for the substantial majority of our total retail mutual fund sales.
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
Insurance and Annuities
We offer insurance and annuities issued by the RiverSource Life companies (discussed below in “Business - Our Segments - Annuities” and in “Business - Our Segments - Protection”). The RiverSource insurance solutions available to our retail clients include universal life insurance, indexed universal life insurance, variable universal life insurance, traditional term life insurance and disability income insurance. RiverSource annuities include fixed annuities and fixed index annuities, as well as variable annuities that allow our clients to choose from a number of underlying investment options, including volatility management options, and to purchase certain guaranteed benefit riders. In addition to RiverSource insurance and annuity products, our advisors offer products from unaffiliated carriers on a limited basis, including variable annuities, life insurance and long term care insurance products issued by a select number of unaffiliated insurance companies. Ameriprise Financial Institutions Group currently offers certain additional fixed and variable insurance as well as annuity products available only through our bank channel.
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

Cash Management and Banking Products
Our Advice & Wealth Management segment currently offers (in some cases through a strategic partner) a variety of products including broker sweep programs, cash management accounts, margin loans and personal loans collateralized by investments. The broker sweep programs, the Ameriprise Insured Money Market Account (“AIMMA”) and Ameriprise Bank Insured Sweep Account (“ABISA”), provide an automatic “sweep” of available cash balances in its clients’ brokerage accounts into FDIC-insured deposit accounts. We believe the availability of these products play a key role in our Advice and Wealth Management business because they allow us to offer our clients a FDIC-insured alternative to other cash investment products. This suite of cash management products and capabilities will allow our clients to consolidate their assets with us while providing convenient access and flexible, high-quality service.
We have expanded our banking operations and products recently (as discussed above in “Business - History and Development”) and are in the process of rolling out a suite of banking products. Ameriprise Bank currently makes available Ameriprise-branded credit cards and serves clients through its Personal Trust Services division of Ameriprise Bank. Personal Trust Services provides personal trust, custodial, agency and investment management services to help meet estate and wealth transfer needs of individual and corporate clients of our affiliated advisors. Personal Trust Services also uses some of our investment products in connection with its services. Ameriprise Bank generally receives an asset-based fee for investment advice and other services based on assets managed. Moving forward, Ameriprise Bank plans to offer (in some cases through a strategic partner) a more robust set of banking products including checking and savings accounts, mortgage financing and home equity lines of credit. Ameriprise Bank's strategy and operations are focused on serving affiliated advisor clients. We provide our banking products primarily through our affiliated advisors and believe the availability of these products supports our financial advisors’ ability to meet the cash and liquidity needs of our clients.
Face-Amount Certificates
We issue different types of face-amount certificates through Ameriprise Certificate Company, a wholly-owned subsidiary of Ameriprise Financial. Ameriprise Certificate Company is registered as an investment company under the Investment Company Act of 1940 (“Investment Company Act”). Owners of our certificates invest funds and, at the end of a stated term or upon demand, are entitled to receive a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates we determine, less early withdrawals and related penalties, if applicable. For certain types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a maximum return, where the maximum is a fixed rate for a given term, but can be changed at our discretion for prospective terms.
As of December 31, 2019, we had $7.5 billion in total certificate reserves underlying our certificate products. Our earnings are based upon the difference, or “spread,” between the interest rates credited to certificate holders and the interest earned on the cash invested. A portion of these earnings is used to compensate the various affiliated entities that provide management, administrative and other services to our company for these products. In times of weak performance in the equity markets, certificate sales are generally stronger.
Financial Wellness Program
Through our Financial Wellness Program, we provide workplace financial planning and educational programs to employees of major corporations, small businesses and school district employees. In addition, we provide training and support to financial advisors working on-site at company locations. These advisors present educational seminars, conduct one-on-one meetings and participate in client educational events. We also provide financial advice service offerings, such as financial planning and executive financial services, which are tailored to distinct employee segments.
Strategic Alliances and Other Marketing Arrangements
We use strategic marketing alliances, local marketing programs for our advisors, and on-site workshops through our Business Alliances group to generate new clients for our financial planning and other financial services. An important aspect of our strategy is creating alliances that help us generate new financial services clients within our target market segment - the mass affluent and affluent, and increasingly those with $500,000 to $5,000,000 in investable assets. Our alliance arrangements are generally for a limited duration of one to five years with an option to renew. Additionally, these types of marketing arrangements typically provide that either party may terminate the agreements on short notice, usually about sixty days. We compensate our alliance partners for providing opportunities to market to their clients.
Our Segments - Asset Management
Through Columbia Threadneedle Investments, our Asset Management segment provides investment management, advice and products to retail, high net worth and institutional clients on a global scale.
Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. As noted above, we refer to the group of companies in Ameriprise Asset Management Holdings GmbH and Threadneedle Asset Management Holdings Sarl as “Threadneedle.” “Columbia Threadneedle Investments” refers to both Columbia Management and Threadneedle and reflects the global manner in which we think about and operate our asset management business, which is in line with the Columbia Threadneedle Investments brand. We offer U.S. retail clients a range of products through both unaffiliated third-party financial institutions and our Advice & Wealth Management segment. We provide institutional products and services through our institutional sales force. Retail products for non-U.S. retail investors are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds (“ETFs”) and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, collateralized loan obligations (“CLOs”), hedge fund or alternative strategies, collective funds and property funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Our Asset Management segment also provides all intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management and Annuities and Protection segments. All intersegment activity is eliminated in our consolidated results.
Revenues in the Asset Management segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. At December 31, 2019, our Asset Management segment had $494.2 billion in worldwide managed assets.
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
Investment Management Capabilities
The investment management activities of Columbia Threadneedle Investments are conducted through investment management teams located in multiple locations, including Boston, Chicago, Houston, Los Angeles, London, Minneapolis, New York, Menlo Park, Portland and Singapore. Each investment management team may focus on particular investment strategies, asset types, products and on services offered and distribution channels utilized. Within the global asset management business, we deploy our investment teams across multiple jurisdictions pursuant to sub-advisory and personnel sharing arrangements on an intercompany basis.
Our investment management capabilities span a broad range of asset classes and investment styles. The portfolios underlying our product and service offerings may focus on providing solutions to investors through one or more U.S. or non-U.S. equity, fixed income, bank loan, property, multi-asset allocation, alternative (including real estate and liquid alternatives) or other asset classes. The strategies utilized in the management of such portfolios varies depending on the needs and desired outcomes or objectives of individual and institutional investors. We continually assess these capabilities to help ensure our product and services offerings are responsive to the evolving needs of our clients.
Product and Service Offerings
We offer a broad spectrum of investment management, advice and products to individual, institutional and high-net worth investors. In an effort to address changing market conditions and the evolving needs of investors, we may from time to time develop and offer new retail and institutional investment products with new and/or innovative investment strategies, including U.S. mutual funds and their non-U.S. equivalents, ETFs, separately managed accounts, hedge or alternative funds, and other private funds, CLOs and collective funds. Below is an overview of our Asset Management offerings.
U.S. Registered Funds
We provide investment advisory, distribution, and other services to the Columbia Management family of funds. The Columbia Management family of funds includes retail mutual funds, exchange-listed ETFs and U.S. closed-end funds and variable insurance trust funds (“VIT Funds”). Retail mutual funds are available through unaffiliated third-party financial institutions and the Ameriprise® financial advisor network. VIT Funds are available as underlying investment options in variable annuity and variable life insurance products, including RiverSource® products. The Columbia Management family of funds includes domestic and international equity funds, fixed income funds, cash management funds, balanced funds, specialty funds, absolute return and other alternative funds and asset allocation funds, including fund-of-funds, with a variety of investment objectives. The Columbia Management family of funds also uses sub-advisers to diversify the product offerings it makes available to investors on its VIT Funds and retail mutual funds platforms. At December 31, 2019, our sponsored U.S. retail mutual funds, ETFs, and U.S. closed-end funds had total managed assets of $164.7 billion in 148 funds. The VIT Funds that we sponsor and manage had total managed assets at December 31, 2019 of $76.8 billion in 70 funds.
Columbia Management serves as investment manager for most of our U.S. mutual funds as well as our exchange-listed ETFs and U.S. closed-end funds. Columbia Wanger Asset Management, LLC (“Columbia Wanger”), a subsidiary of Columbia Management, also serves as investment manager for certain funds, which are included in the totals noted in the preceding paragraph. In addition, several of our subsidiaries perform related services for the funds, including distribution, accounting, administrative and transfer agency services. Columbia Management and Columbia Wanger perform investment management services pursuant to contracts with the U.S. registered funds that are subject to renewal by the fund boards within two years after initial implementation, and on an annual basis thereafter. We earn management fees for managing the assets of the Columbia Management family of mutual funds based on the underlying asset values. We also earn fees by providing related services to the Columbia Management family of funds.
Non-U.S. Funds
Threadneedle offers a fund product range that includes different risk-return options across regions, markets, asset classes and product structures, which include retail funds that are similar to U.S. mutual funds. These funds are marketed to non-U.S. persons and the majority are often referred to as UCITS products (Undertakings for Collective Investment in Transferable Securities). UCITS and other funds offered by Threadneedle typically are structured as Open Ended Investment Companies (“OEICs”) in the UK and as Société d'investissement à Capital Variable (“SICAVs”) in Luxembourg, as well as unit trusts. Threadneedle also sponsors, manages and offers UK property funds that invest in UK real estate. Many of our non-U.S. fund offerings are registered in and distributed across multiple jurisdictions. For example, our SICAVs are offered in many jurisdictions and are now our primary offering to investors outside of the UK and U.S. At December 31, 2019, our non-U.S. retail funds had total managed assets of $45.9 billion in 156 funds.
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
Separately Managed Accounts
We provide a range of global investment management services, including pension, profit-sharing, employee savings, sovereign wealth funds and endowment funds, accounts of large- and medium-sized businesses and governmental clients, as well as the accounts of high-net-worth individuals and smaller institutional clients, including tax-exempt and not-for-profit organizations. Our services include investment of funds on a discretionary or non-discretionary basis and related services including trading, cash management and reporting. We offer various fixed income, equity and alternative investment strategies for our institutional clients with separately managed accounts. Columbia Management and Threadneedle distribute products of the other under the Columbia Threadneedle Investments brand, including Threadneedle’s offering various investment strategies of Columbia Management to non-U.S. clients and Columbia Management’s offering of certain investment strategies of Threadneedle to U.S. clients.
For our investment management services, we generally receive fees based on the market value of managed assets pursuant to contracts the client can terminate on short notice. Clients may also pay us fees based on the performance of their portfolio. At December 31, 2019, within our Columbia Threadneedle Investments asset management business we managed a total of $116.2 billion in assets under this range of services.
Management of Owned Assets
We provide investment management services and include management fees for certain assets on our Consolidated Balance Sheets, such as the assets held in the general account of our RiverSource Life companies and assets held by Ameriprise Certificate Company and Ameriprise Bank. Our fixed income team manages the general account assets to produce a consolidated and targeted rate of return on investments based on a certain level of risk. Our fixed income and equity teams also manage separate account assets. The Asset Management segment’s management of owned assets for Ameriprise Financial subsidiaries is reviewed by the boards of directors and staff functions of the applicable subsidiaries consistent with regulatory investment requirements. At December 31, 2019, the Asset Management segment managed $41.9 billion of owned assets.
Management of Collateralized Loan Obligations (“CLOs”)
Columbia Threadneedle Investments has a team of investment professionals who provide collateral management services to special purpose vehicles which primarily invest in syndicated bank loans and issue multiple tranches of securities collateralized by the assets of each pool to provide investors with various maturity and credit risk characteristics. For collateral management of CLOs, we earn fees based on the par value of assets and, in certain instances, we may also receive performance-based fees. At December 31, 2019, we managed $2.4 billion of assets related to CLOs.
Private Funds
We also provide investment management and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies, or foreign (non-U.S.) entities. These funds are currently exempt from registration under the Investment Company Act under either Section 3(c)(1), Section 3(c)(5), Section 3(c)(7) or related interpretative relief and are organized as U.S. and non-U.S. funds. These funds are subject to local regulation in the jurisdictions where they are formed or marketed. For investment management services, we generally receive fees based on the market value of assets under management, and we may also receive performance-based fees. As of December 31, 2019, we managed $4.5 billion in private fund assets.
Lionstone Investments, a subsidiary of Columbia Management, also serves as investment manager for certain private funds (in addition to separate accounts), which are included in the totals noted in the preceding paragraph.

Ameriprise Trust Company - Collective Funds and Separately Managed Accounts
Collective funds are investment funds sponsored by ATC (our Minnesota-chartered trust company); these funds are exempt from registration with the Securities and Exchange Commission (“SEC”) and are offered to certain qualified institutional clients such as retirement, pension, and profit-sharing plans. Columbia Management currently serves as investment adviser to ATC with respect to a series of ATC collective funds covering a broad spectrum of investment strategies for which ATC serves as trustee. ATC receives fees for its investment management services to the collective funds, and Columbia Management receives fees from ATC pursuant to an agreement with ATC for the investment advisory services provided by Columbia Management. The fees payable to ATC and Columbia Management are generally based upon a percentage of assets under management. In addition to its collective funds, ATC serves as investment manager to separately managed accounts for qualified institutional clients.
As of December 31, 2019, we managed $6.5 billion of ATC Funds and separate accounts for ATC clients. This amount does not include the Columbia Management family of funds held in other retirement plans because these assets are included under assets managed for institutional and retail clients and within the “Product and Service Offerings - U.S. Registered Funds” section above.
Sub-advised Accounts
In addition, we act as sub-adviser for certain U.S. and non-U.S. funds, private banking individually managed accounts, common trust funds, and other portfolios sponsored or advised by other firms. As with our affiliated funds, we earn management fees for these sub-advisory services based on the underlying asset value of the funds and accounts we sub-advise. For these accounts, we may also receive fees based on the performance of the underlying portfolio. As of December 31, 2019, we managed $35.3 billion in assets in a sub-advisory capacity.
Distribution
We maintain distribution teams and capabilities that support the sales, marketing, and support of the products and services of our global asset management business. These distribution activities are generally organized into two major categories: retail distribution and institutional/high net worth distribution.
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
Institutional and High Net Worth Distribution
We offer separately managed account services and certain funds to high net worth clients and to a variety of institutional clients, including pension plans, employee savings plans, foundations, sovereign wealth funds, endowments, corporations, banks, trusts, governmental entities, high-net-worth individuals and not-for-profit organizations. We provide investment management services for insurance companies, including our insurance subsidiaries. We also provide a variety of services for our institutional clients that sponsor retirement plans. We have dedicated institutional sales teams that market directly to such institutional clients. We concentrate on establishing strong relationships with both institutional clients as well as leading global and national consultancy firms across North America, Europe, the Middle East, Asia and Australia.
Our Segments - Annuities
Our Annuities segment provides RiverSource variable and fixed annuity products to individual clients. Our solutions in this segment and our Protection segment help us deliver on our Confident Retirement approach.
The RiverSource Life companies provide variable and fixed annuity products through our advisors. These products are designed to help individuals address their asset accumulation and income goals. Revenues for our variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for our fixed deferred annuity products are primarily earned as net investment income on the RiverSource Life companies’ general account assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. We also earn net investment income on general account assets supporting reserves for immediate annuities with a non-life contingent feature and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Revenues for our immediate annuities with a life contingent feature are earned as premium revenue. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds previously discussed (see “Business - Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds,” above) under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Our annuity products include deferred variable and fixed annuities as well as immediate annuities. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. Fixed sales are generally stronger when yields available in the fixed income markets are relatively high. Variable sales are generally stronger in times of superior performance in equity markets. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors. In addition to the revenues we generate on any fixed investment option available within our variable annuity products, we also receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under “Variable Annuities.” Investment management performance is critical to the profitability of our RiverSource annuity business.
Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. The underlying investment account options may include the VIT Funds previously discussed (see “Business - Our Segments - Asset Management - Product and Service Offerings - U.S. Registered Funds,” above) and variable portfolio funds offered through unaffiliated companies.
Contract purchasers can choose to add optional benefits to their contracts for an additional fee, including but not limited to, certain guaranteed minimum death benefits (individually, “GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”) and a guaranteed minimum accumulation benefit (“GMAB”). Approximately 99% of RiverSource Life's overall variable annuity assets include a GMDB and approximately 64% of RiverSource Life's overall variable annuity assets include a GMWB or GMAB. In general, these features can help protect contractholders and beneficiaries from a shortfall in death benefits, accumulation value or lifetime income due to a decline in the value of their underlying investment accounts. In January 2020 we launched a new structured annuity product that we believe will diversify our annuity offerings away from living benefit features.
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
RiverSource variable annuities generally provide us with fee-based revenue in the form of mortality and expense risk fees, marketing support and administrative fees, fees charged for optional benefits and features elected by the contractholder, and other contract charges. Our new structured annuity introduced in 2020 does not have mortality and expense fees. We receive marketing support payments from the VIT Funds underlying our variable annuity products as well as Rule 12b-1 distribution and servicing-related fees from the VIT Funds and the underlying funds of other companies. In addition, we receive marketing support payments from other companies’ funds included as investment options in our RiverSource variable annuity products.
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
Distribution
Our RiverSource Distributors subsidiary is a registered broker-dealer that serves both as the principal underwriter and distributor of RiverSource variable and fixed annuities through AFS. Our advisor network is the largest distributor of RiverSource annuity products, although advisors can offer variable annuities from selected unaffiliated insurers as well.
Liabilities and Reserves for Annuities
We maintain adequate financial reserves to cover the risks associated with guaranteed benefit provisions added to variable annuity contracts in addition to liabilities arising from fixed and variable annuity base contracts. You can find a discussion of liabilities and reserves related to our annuity products in Part II, Item 7A of this Annual Report on Form 10-K - “Quantitative and Qualitative Disclosures About Market Risk,” as well as in Note 2, Note 11, Note 12 and Note 17 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Our Segments - Protection
Our Protection segment provides a variety of products to address the protection and risk management needs of our retail clients, including life and disability income insurance. These products are designed to provide a lifetime of solutions that allow clients to protect income, grow assets and leave a legacy.
Life and disability income products are primarily provided through our advisors. We issue insurance policies through our RiverSource life insurance subsidiaries. The primary sources of revenues for this segment are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of the RiverSource Life companies’ separate account assets supporting variable universal life investment options. This segment earns intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in consolidation.
RiverSource Insurance Products
Through the RiverSource Life companies, we issue universal life insurance, indexed universal life insurance, variable universal life insurance, traditional life insurance and disability income insurance. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. Traditional life insurance refers to whole and term life insurance policies. Traditional life insurance typically pays a specified sum to a beneficiary upon death of the insured for a fixed premium. We also offer our clients various riders and alternatives, such as an accelerated benefit rider for chronic illness on our permanent insurance products and a universal life insurance product with long term care benefits.
Our sales of RiverSource individual life insurance in 2019, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 71% universal life, 26% variable universal life and 3% traditional life. Our RiverSource Life companies issue only non-participating life insurance policies that do not pay dividends to policyholders from the insurer’s earnings.
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
Term Life Insurance
Term life insurance provides a death benefit, but it does not accumulate cash value. The policyholder chooses the term of coverage with guaranteed premiums at the time of issue. During the chosen term, we cannot raise premium rates (even if claims experience deteriorates). At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, or the policy expires with no value.
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
Reinsurance
We reinsure a portion of the insurance risks associated with our annuity, life, disability income and long term care (included in our Corporate & Other segment) products through reinsurance agreements with unaffiliated reinsurance companies. We use reinsurance to limit losses, reduce exposure to large and catastrophic risks, and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, we evaluate the financial condition of reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured.
See Note 7 and Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.
Liabilities and Reserves for Insurance
We maintain adequate reserves to cover the insurance risks associated with the insurance products we issue in addition to the liabilities arising from base contracts. You can find a discussion of liabilities and reserves related to our insurance products in Note 2, Note 11, Note 12 and Note 17 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Applicable state insurance laws generally require us to assess and submit an opinion regarding the adequacy of our statutory-based reserves on an annual basis. For a discussion of the statutory-based financial statements related to our insurance products, see Note 23 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Financial Strength Ratings
Independent rating organizations continually evaluate the financial soundness and claims-paying ability of insurance companies, and they base their ratings on a number of different factors, including market position in core products and market segments, risk-adjusted capitalization and the quality of the company’s investment portfolios. More specifically, the ratings assigned are developed from an evaluation of a company’s balance sheet strength, operating performance and business profile. Balance sheet strength reflects a company’s ability to meet its current and ongoing obligations to its contractholders and policyholders and includes analysis of a company’s capital adequacy. The evaluation of operating performance centers on the stability and sustainability of a company’s sources of earnings. The business profile component of the rating considers a company’s mix of business, market position and depth and experience of management.
Our insurance subsidiaries’ ratings are important to maintain public confidence in our protection and annuity products. We list our insurance subsidiaries’ financial strength ratings on our website at ir.ameriprise.com. For the most current ratings information, please see the individual rating agency’s website.

Our Segments - Corporate & Other
Our Corporate & Other segment consists of the long term care business and net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. Prior to the sale on October 1, 2019, our Ameriprise Auto and Home Insurance business was included in this segment.
Closed Block Long Term Care Insurance
Prior to December 31, 2002, the RiverSource Life companies underwrote stand-alone long term care (“LTC”) insurance. We discontinued offering LTC insurance as of December 31, 2002. A large majority of our closed block LTC is comprised of nursing home indemnity LTC or comprehensive reimbursement LTC. Generally, our policyholders are eligible for LTC benefits if they become cognitively impaired or unable to perform certain activities of daily living.
Nursing home indemnity LTC policies provide a predefined daily benefit if the insured is confined to a nursing home, subject to various maximum benefit periods, regardless of actual expenses of the policyholder. Our older generation nursing home indemnity LTC policies were written between 1989 through 1999 and represent half of our policies.
Comprehensive reimbursement LTC policies provide a predefined maximum daily benefit if the insured is confined to a nursing home and covers a variety of LTC expenses including assisted living, home and community care, adult day care and similar placement programs, subject to various maximum total benefit payment pools, on a cost-reimbursement basis. Our second generation comprehensive reimbursement LTC policies were written from 1997 until 2002.
Our closed block LTC was sold on a guaranteed renewable basis which allows us to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage and benefit increase option. Premium rates are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income and profit. We develop our assumptions based on our own claims and persistency experience. In line with the market, we have pursued nationwide premium rate increases for many years and expect to continue to pursue rate increases over the next several years. In general, since very little of our LTC business is subject to rate stability regulation, we have followed a policy of pursuing smaller, more frequent increases rather than single large increases in order to align policyholder and shareholder objectives. We also provide policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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
Competition
We operate in a highly competitive global industry. As a diversified financial services firm, we compete directly with a variety of financial institutions, including registered investment advisors, securities brokers, asset managers, banks and insurance companies. Our competitors may have greater financial resources, broader and deeper distribution capabilities and more robust products and services than we do. We directly compete for the provision of products and services to clients, as well as for our financial advisors and investment management personnel. Certain of our competitors offer web-based or mobile-based financial services and discount brokerage services, usually with lower levels of service, to individual clients.
Our Advice & Wealth Management segment competes with securities broker-dealers, independent broker-dealers, financial planning firms, registered investment advisors, insurance companies and other financial institutions to attract and retain financial advisors and clients. Competitive factors influencing our ability to attract and retain financial advisors include compensation structures, brand recognition and reputation, product offerings, and technology and service capabilities and support. Further, our financial advisors compete for clients with a range of other advisors, broker-dealers and direct channels. This includes wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors. Competitive factors influencing our ability to attract and retain clients include quality of advice provided, price, reputation, advertising and brand recognition, product offerings, technology offerings and service quality.
Our Asset Management segment competes on a global basis to acquire and retain managed and administered assets against a substantial number of firms, including those in the categories listed above. Such competitors may have achieved greater economies of scale, offer a broader array of products and services, offer products with a stronger performance record and have greater distribution capabilities. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, service quality, brand recognition, reputation and the ability to attract and retain investment personnel. Furthermore, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles), client or regulatory requirements on use of client commissions for research, and downward pressure on fees present various challenges to our business and may favor different competitors that focus more on “passive” investing styles. Regulators are increasingly mandating that mutual fund boards produce evidence of the value each fund share class delivers to investors and are also questioning the value of performance fee models, which may lead to downward pressure on fees. The ability to create, maintain and deepen relationships with distributors and clients also plays a significant role in our ability to acquire and retain managed and administered assets. The impact of these factors on our business may vary from country to country and certain competitors may have certain competitive advantage in certain jurisdictions. As an example, the implementation of the terms of the British exit from the European Union (“EU”) (commonly known as “Brexit”) and other regulatory or political impacts may ultimately favor certain types of asset managers in the EU.
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
Technology
We have an integrated and recently updated customer management system that serves as the hub of our technology platform. In addition, we have specialized product engines that manage various accounts, and over the years we have updated our platform to include new product lines. We also use a proprietary suite of processes, methods and tools for our financial planning services. We update our technological capabilities regularly to help maintain an adaptive platform design that aims to enhance the productivity of our advisors to allow for faster, lower-cost responses to emerging business opportunities, compliance requirements and marketplace and cybersecurity trends.
We have developed and maintain a comprehensive business continuity plan that utilizes an all-hazards approach to cover potential business disruptions to centrally controlled systems, platforms and facilities of varying severity and scope. This plan addresses, among other things, the loss of an entire geographic area, corporate buildings, staff, data systems and/or telecommunications capabilities regardless of their cause (e.g., flood, fire, terrorism or other denial or disruption of technology service). Our plan for cybersecurity incidents also provides a response framework for a breach of data protection. We periodically review, update and test our business continuity plan and data protection response manuals. We require our key technology vendors and service providers that deliver corporate-wide services and solutions to do the same. Additionally, we require our franchise advisors to create plans which cover such events for their locally controlled systems, data, staff and facilities.
Employees
At December 31, 2019, we had approximately 12,500 employees, including over 2,100 employee advisors (which does not include our franchisee advisors, who are not employees of our company, but does include advisors employed in the AAC and in our Ameriprise Financial Institutions Group). We are not subject to collective bargaining agreements, and we believe that our employee relations are satisfactory.
Intellectual Property
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. In the U.S. and other jurisdictions, we have established and registered, or filed applications to register, certain trademarks and service marks that we consider important to the marketing of our products and services, including but not limited to Ameriprise Financial, Threadneedle, RiverSource and Columbia Threadneedle Investments. We have in the past and will continue to establish and protect our intellectual property.
Regulation
Virtually all aspects of our business, including the activities of the parent company and our subsidiaries, are subject to various federal, state, and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory and law enforcement agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations can be significant, and the consequences for the failure to comply may include civil or criminal charges, fines, censure, the suspension of individual employees, restrictions on or prohibitions from engaging in certain lines of business (or in certain states or countries), revocation of certain registrations and reputational damage. We have made and expect to continue to make significant investments in our compliance and supervision processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.
The regulatory environment in which we operate remains subject to change and heightened regulatory scrutiny. Regulatory developments, both in and outside of the U.S., have resulted or are expected to result in greater regulatory oversight and internal compliance obligations for firms across the financial services industry. In addition, we continue to see enhanced legislative and regulatory interest regarding retirement investing as well as cybersecurity and privacy matters, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. States, such as California with the newly effective California Consumer Privacy Act, continue to add new complexity to the patchwork of laws already in existence relating to privacy and cybersecurity and we are expecting similar new laws this year in multiple states. The same is true for retirement investing where individual states continue to propose or enact rules that create more complexity in terms of a multitude of standards in place. These legal and regulatory changes have impacted and may in the future impact how we are regulated and how we operate and govern our businesses.

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
In addition to the regulators summarized above, we are also subject to regulation by self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”), various federal and state securities, insurance and financial regulators (such as regulatory agencies and bodies like the Federal Deposit Insurance Corporation and the U.S. Department of Labor (“DOL”)) in the U.S. and in foreign jurisdictions (such as the European Securities and Markets Authority and the national financial regulator for each European country) where we do business.
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

Our financial advisors are representatives of a dual registrant, meaning it is registered both as an investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”) and as a broker-dealer. Our advisors are subject to various regulations that impact how they operate their practices, including those related to supervision, sales methods, trading practices, record-keeping and financial reporting. In addition, because our independent contractor advisor platform is structured as a franchise system, we are also subject to Federal Trade Commission and state franchise requirements. As noted earlier, we continue to see enhanced legislative and regulatory interest regarding retirement investing and financial advisors, including proposed rules, regulatory priorities or general discussions around transparency and disclosure in advisor compensation and recruiting, identifying and managing conflicts of interest and enhanced data collection.
In June 2019 the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and the Client Relationship Summary (Form CRS) effective June 30, 2020. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. The regulation entails heightened standards for broker-dealers, and we anticipate incurring additional costs in order to review and modify our policies and procedures, as well as associated supervisory and compliance controls and the provision of Form CRS to clients. Furthermore, several states have either issued their own best interest or fiduciary rules or are considering doing so and those rules may be limited to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The DOL has included on its regulatory agenda fiduciary rulemaking regarding investment advice to clients who hold assets in IRAs and certain employer-sponsored retirement plan accounts. The Certified Financial Planner Board has updated its professional standards of conduct to include a fiduciary standard that will apply to financial advisors who hold a Certified Financial Planner designation. Currently, Ameriprise has approximately 4,100 financial advisors who hold a Certified Financial Planner designation. Considering the various fiduciary rules and regulations that have been proposed or finalized, we continue to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any regulations and timing of their applicability, the scope of any implementation could impact the way we compensate our advisors, particularly with respect to the sale of commission-based products, the access that representatives of affiliated and unaffiliated product manufacturers could have to our advisors and clients, and the manner and degree to which we and our advisors could have selling and marketing costs reimbursed by product manufacturers. We have incurred infrastructure costs in anticipation of compliance with these new regulations, and ongoing costs will be driven by how these regulations evolve over the course of time.
Other agencies, exchanges and self-regulatory organizations of which certain of our broker-dealer subsidiaries are members, and subject to applicable rules and regulations of, include the Commodities Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). Effective in August 2014, AFS changed its registration with the CFTC from a Futures Commission Merchant to a Commodity Trading Advisor. In addition, certain subsidiaries may also be registered as insurance agencies and may be subject to the regulations described in the following sections.
Asset Management Regulation
U.S. Regulation
In the U.S., certain of our asset management subsidiaries are registered as investment advisers under the Advisers Act and are subject to regulation by the SEC. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, disclosure obligations and record-keeping, and operational and marketing restrictions. Our registered investment advisers may also be subject to certain obligations of the Investment Company Act based on their status as investment advisers to U.S. registered investment companies that we, or third parties, sponsor. As noted earlier, we continue to see enhanced legislative and regulatory interest regarding financial services in the U.S. through rules, regulatory priorities or general discussion. This trend is especially true globally where regulators remain active, including in Europe. Any future regulation could potentially require new approaches which increase our regulatory burdens and costs.
Many aspects of the regulation that applies to our Advice & Wealth Management segment would also apply to our Asset Management segment. For example, Columbia Management Investment Distributors, Inc. is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and distributor for Columbia Management funds. Additionally, ERISA, the SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the DOL would be relevant to our global asset management business. We continue to review and analyze the potential impact of these regulations across each of our business lines.
In connection with rules adopted by the CFTC, certain of our subsidiaries are registered with the CFTC as a commodity trading advisor and commodity pool operator and are also members of the NFA. These rules adopted by the CFTC eliminated or limited previously available exemptions and exclusions from many CFTC requirements, and impose additional registration and reporting requirements for operators of certain registered investment companies and certain other pooled vehicles that use or trade in futures, swaps and other derivatives that are subject to CFTC regulation.

Non-U.S. Regulation
UK Regulation
Outside of the U.S., Columbia Threadneedle Investments is primarily authorized to conduct its financial services business in the UK under the Financial Services and Markets Act 2000. Threadneedle is currently regulated by the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”). FCA and PRA rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance. As with the U.S. environment, we continue to see enhanced legislative and regulatory interest regarding financial services. Key UK regulatory developments and trends include the following:

•
Brexit. Although the UK withdrew from the EU on January 31, 2020, it did so pursuant to a transitionary withdrawal agreement with the EU that in substance maintains the pre-withdrawal, status quo until the end of 2020. As a result, the UK financial service sector continues to face uncertainty over the final relationship with the EU, which could impact cross-border marketing of financial products. We continue to monitor developments in place and have an ongoing project to ensure we can continue to service our EU clients.

•	Operational Resilience. UK regulators have published proposals to improve the “operational resilience” of the UK financial systems and firms and these new rules will be phased in from 2021.

•
UK Asset Management Market Study. The FCA has issued a comprehensive competition study of the UK asset management industry, focusing on the role of the asset management industry in providing financial services, and the transparency and value it offers, to clients, particularly in active asset management.

Having withdrawn from the EU, the UK and others will need to negotiate the terms of multiple new relationships, which will take some time. The full impact of Brexit and its related consequences remain uncertain, including with respect to ongoing negotiations between the UK and EU and new trade agreements with global trading partners. We continue to actively monitor the dynamic Brexit situation and political activity around Brexit. We are preparing for potential disruptions which may arise following the end of the transitional period in 2021.
We have an established fund range domiciled in Luxembourg (both UCITS and AIF) along with a UCITS Management Company, and Columbia Threadneedle Investments has expanded the regulated permissions of its Luxembourg entity to perform fund management, administration and distribution functions. Therefore, we are well placed to continue to serve investors in Europe. We have replicated, and will continue to replicate, appropriate funds from our UK-based OEIC range within our Luxembourg SICAV platform. We have a well-resourced and experienced product development team with the capacity to ensure the needs of our clients are met in an efficient and transparent manner. As a result of our expansion of regulated permissions in Luxembourg, we expect to have greater engagement with the Commission de Surveillance du Secteur Financier (“CSSF”), as the primary regulator of our Luxembourg business and funds.
Pan-European and Other Non-U.S. Regulation
In addition to the above, certain of our asset management subsidiaries, such as Columbia Threadneedle Investment’s UK and other European subsidiaries, are required to comply with both pan-European directives as issued by the European Commission and adopted by EU member states. Certain of these directives impact our global asset management business. For example, Columbia Threadneedle Investments and certain of our other asset management subsidiaries are required to comply with the Markets in Financial Instruments Directive (“MiFID II”), Markets in Financial Instruments Regulation (“MiFIR”), Alternative Investment Fund Managers Directive (“AIFMD”), European Market Infrastructure Regulation (“EMIR”) and the Undertakings for Collective Investment in Transferable Securities Directives (“UCITS”). These requirements impact the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. EMIR provides a framework for the regulation of over the counter and exchange-traded derivative markets. Similar to the developments in the U.S., we continue to see enhanced legislative and regulatory interest regarding financial services through international markets, including in the EU where we have a substantial asset management business. These non-U.S. rules, proposed rules, regulatory priorities or general discussions may impact us directly or indirectly, including as a regulated entity or as a service provider to, or a business receiving services from or engaging in transactions with, regulated entities. In addition to regulations noted in this section, within the EU and the UK we have been and will continue to address regulatory reforms or structural changes including but not limited to: enhanced regulatory focus on sustainable finance and environmental, social and governance (ESG); Senior Manager and Certification Regime; Solvency II; Packaged Retail and Insurance-based Investment Products; Market Abuse Regulation; Transparency Directive II; Fourth and Fifth Money Laundering Directive; EU Benchmarks Regulation; Money Market Fund Regulation; Shareholder Rights Directive; Securitisation Regulation; and Criminal Finance Act.
MiFID II came into effect in January 2018 and is the most significant regulatory change EU investment firms have recently faced. MiFID II strengthened the requirement for investment firms to act in the client’s best interest, in many areas including conflicts of interest (specifically, inducements and a prohibition on free research), strengthening of best execution requirements and increased costs and charges disclosure, in relation to all services provided to clients. Firms are also subject to an increase in the scope of transactions which must be reported to both the regulator and the market. In response to MiFID II, Columbia Threadneedle Investments has implemented wide ranging changes to systems, policies and operating procedures across its business, including: (i) increased transparency and reporting to our clients over costs impacting their investments, (ii) publishing detailed information on a near real-time basis for some trades, and reporting all transactions to the regulator the next business day, (iii) strengthening rules on requirements and reporting of best execution of our trades, and (iv) moving from clients paying for investment research as part of a bundled transaction fee to Columbia Threadneedle Investments paying for the research.
GDPR sought to harmonize data protection legislation and introduced changes in areas such as: (i) governance and oversight, (ii) processing of personal data, (iii) enhancements around consent and data subject rights, and (iv) international data transfers. GDPR is a step change in the way personal data is regulated in Europe and outside of Europe to the extent that goods or services are being marketed to EU citizens and their personal information is collected and processed in the course of that interaction. GDPR became effective in May 2018, and our GDPR program is operational. We are mindful of other upcoming regulatory change (including those arising from Brexit) and the data privacy impact that it will have on our current business model post-Brexit.
Under the guidance of ESMA (a European supervisor), many national regulators such as the FCA and the CSSF are using data analytics to measure how “active” funds are performing versus benchmarks. Where a regulator finds that a fund, although charging active fees, has a high benchmark correlation, the regulators are asking asset managers to provide evidence of asset management.
In Singapore, our asset management subsidiary Threadneedle Investments Singapore (Pte.) Ltd. (“Threadneedle Singapore”) is regulated by the Monetary Authority of Singapore (“MAS”) under the Securities and Futures Act. Threadneedle Singapore holds a capital markets services license with MAS, and employees of Threadneedle Singapore engaging in regulated activities are required to be licensed. MAS rules impose certain capital, operational and compliance (including Senior Manager) requirements and allow for disciplinary action in the event of noncompliance.
Threadneedle companies and activities are also subject to other local country regulations and regulators in Europe, Dubai, Hong Kong, the U.S., South Korea, South America and Australia. Additionally, many of our subsidiaries, including Columbia Management, are also subject to foreign, state and local laws with respect to advisory services that are offered and provided by these subsidiaries, including services provided to government pension plans.
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
ATC is primarily regulated by the Minnesota Department of Commerce (Banking Division) and is subject to capital adequacy requirements under Minnesota law. It is prohibited from accepting deposits or making personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of our business, including the activities of our trust company, fall within the compliance oversight of the DOL and the Department of Treasury, particularly regarding the enforcement of ERISA, and the tax reporting requirements applicable to such accounts. ATC, as well as our investment adviser subsidiaries, may be subject to ERISA, and the regulations thereunder, insofar as they act as a “fiduciary” under ERISA with respect to certain ERISA clients.
Protection and Annuities Regulation
Our insurance subsidiaries are subject to supervision and regulation by states and other territories where they are domiciled or otherwise licensed to do business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. The Minnesota Department of Commerce, and the New York State Department of Financial Services (the “Domiciliary Regulators”) regulate certain of the RiverSource Life companies. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies are regulated by each of the insurance regulators in the states where each is authorized to transact business. Financial regulation of our RiverSource Life companies is extensive, and their financial transactions (such as intercompany dividends and investment activity) may be subject to pre-approval and/or continuing evaluation by the Domiciliary Regulators.
Aspects of the regulation applicable to our Advice & Wealth Management segment also apply to our Annuities and Protection segments. For example, RiverSource Distributors is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through AFS and third-party channels. Additionally, ERISA, the SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the DOL are relevant to our insurance business. We continue to review and analyze the potential impact of these regulations across each of our business lines.
All states require participation in insurance guaranty associations, which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies subject to statutory limits. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insurer’s insolvency. See Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.

Certain variable annuity and variable life insurance policies offered by the RiverSource Life companies constitute and are registered as securities under the Securities Act of 1933, as amended. As such, these products are subject to regulation by the SEC and FINRA. Securities regulators have recently increased their focus on the adequacy of disclosure regarding complex investment products, including variable annuities and life insurance products, and announced that they will continue to review actions by life insurers to improve profitability and reduce risks under in force annuity and insurance products with guaranteed benefits.
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) created the Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework in addition to providing periodic reports to the President and Congress. We monitor the FIO’s activity to identify and assess emerging regulatory priorities with potential application to our business.
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
Our RiverSource Life companies are subject to various levels of regulatory intervention if their total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2019:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$601	$2,924	487%
RiverSource Life of NY	38	235	618%
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
As part of its Solvency Modernization Initiative, in 2010 the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance, and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its Own Risk Solvency Assessment, which is a complete self-assessment of its risk management functions and capital adequacy. These laws were enacted by the domiciliary states of RiverSource Life: Minnesota and New York. We completed and filed these reports as required by the laws and regulations of those states.
Federal Banking and Financial Holding Company Regulation
Following conversion to a federal savings bank, Ameriprise Bank continues to be subject to regulation by the Office of the Comptroller of the Currency ("OCC"), which is the primary regulator of federal savings banks, and by the FDIC in its role as insurer of Ameriprise Bank's deposits. As a federally chartered savings bank, Ameriprise Bank is subject to numerous rules and regulations governing all aspects of the banking business, including lending practices and transactions with affiliates. Ameriprise Bank is also subject to specific capital rules and limits on capital distributions, including payment of dividends. If Ameriprise Bank's capital falls below certain levels, the OCC would be required to take remedial actions and could take other actions, including imposing further limits on dividends or business activities. In addition, an array of Community Reinvestment Act (“CRA”), fair lending and other consumer protection laws and regulations apply to Ameriprise Bank. Either of the OCC or the FDIC may bring administrative enforcement actions against Ameriprise Bank or its officers, directors or employees if any of them are found to be in violation of the law or engaged in an unsafe or unsound practice.
As the controlling company of Ameriprise Bank, Ameriprise Financial is a savings and loan holding company that is subject to regulation, supervision, and examination by the FRB. In connection with the conversion, Ameriprise Financial elected to be classified as a financial holding company subject to applicable regulation under the Bank Holding Company Act of 1956, as amended. Further, FRB regulation and supervisory oversight of Ameriprise Financial includes examinations, regular financial reporting, and prudential standards, such as capital, liquidity risk management, and parameters for business conduct and internal governance.

Under the Bank Holding Company Act, bank holding companies and their banking subsidiaries are generally limited to the business of banking and activities closely related or incidental to banking. As a financial holding company, we do not need approval: (1) to engage in other activities that the FRB, working with the Secretary of the Treasury, determined or in the future determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, or (2) to acquire shares of companies engaged in such activities. Activities that are financial in nature include, but are not limited to, providing financial or investment advice; securities underwriting and dealing; insurance underwriting; and making merchant banking investments in commercial and financial companies, subject to significant limitation. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank without the prior approval of the FRB.
In order to maintain Ameriprise’s status as a financial holding company, Ameriprise Bank, as Ameriprise’s sole insured depository institution subsidiary, must remain “well-capitalized” and “well-managed” under applicable regulations, and must receive at least a “satisfactory” rating in its most recent examination under the CRA. In addition, Ameriprise, as a financial holding company, must remain “well-capitalized” and “well-managed” in order to maintain its status as a financial holding company. Failure to meet one or more of these requirements would mean, depending on the requirements not met and any agreement then reached with the FRB, that until cured, Ameriprise Financial could not undertake new activities, continue certain activities or make acquisitions other than those generally permissible for bank holding companies.
After a conformance period, we will be subject to what is commonly referred to as the Volcker Rule (which is the subject of currently pending proposals that would further modify the rule). The Volcker Rule, as modified in 2019, prohibits “banking entities,” including us and our affiliates, from engaging in certain “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making-related activities, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with “covered funds,” with a number of exemptions and exclusions. It also requires banking entities to have comprehensive compliance programs reasonably designed to ensure and monitor compliance with the Volcker Rule.
The FRB proposed a new capital framework termed the “Building Block Approach” in September 2019 for savings and loan holding companies like Ameriprise that are significantly engaged in insurance activities (“ISLHCs”). In general, under the proposed rule ISLHCs would be required to aggregate state-based insurance capital requirements with banking capital requirements for non-insurance businesses to satisfy specific minimum total requirements and hold an additional capital conservation buffer. The proposed rule was followed by a public comment period that ended in January 2020. We were engaged with the FRB and through industry groups to assess and provide comments regarding potential refinements and improvements to the proposed rule.
Additional Parent Company Regulation and Other Regulation
Ameriprise Financial is a publicly traded company that is subject to SEC and New York Stock Exchange (“NYSE”) rules and regulations regarding public disclosure, financial reporting, internal controls and corporate governance. The adoption of the Sarbanes-Oxley Act of 2002 and the implementation of the Dodd-Frank Act significantly enhanced those rules and regulations.
We have operations in a number of geographical regions outside of the U.S. As such, we continuously monitor developments in EU legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions as implemented in the various member states. Because of the mix of business activities we conduct, we assess the impact of, and monitor our status under, the EU Financial Conglomerates Directive, which contemplates global supervision and prudential regulation of certain financial conglomerates involved in banking, insurance and investment activities.
The FCA, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the next two years. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. An enterprise-wide project has been formed and the Company’s significant analysis and readiness work will go through 2020.
Privacy, Environmental and Anti-Money Laundering Laws
Many aspects of our business are subject to comprehensive legal requirements concerning the use and protection of personal information, including client and employee information, from a multitude of different functional regulators and law enforcement bodies. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, an ever increasing number of state laws and regulations such as the New York State Department of Financial Services’ Cybersecurity Requirements for Financial Services Companies, the California Consumer Privacy Act, EU data protection legislation as implemented in the respective EU member states, and data protection rules in other regions in which we operate outside the U.S. and the EU (including GDPR). We have also implemented policies and procedures, including a cybersecurity incident response manual, in response to such requirements. We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve our business objectives and best serve our clients.
As the owner and operator of real property, we are subject to federal, state and local environmental laws and regulations. We periodically conduct environmental reviews on our own real estate as well as investment real estate to assess and ensure our compliance with these laws and regulations.
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act, was enacted in October 2001. It substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S. In response, we enhanced our existing anti-money laundering programs and developed new procedures and programs, including enhancing our “know your customer” and “due diligence” programs. In addition, we will continue to comply with anti-money laundering legislation in the UK derived from applicable EU directives and international initiatives adopted in other jurisdictions in which we conduct business.
Securities Exchange Act Reports and Additional Information
We maintain an Investor Relations website at ir.ameriprise.com. Investors can also access the website through our main website at ameriprise.com by clicking on the “Investor Relations” link located at the bottom of our homepage (ameriprise.com). We use our Investor Relations website to announce financial and other information to investors and to make available SEC filings, press releases, public conference calls and webcasts. Investors and others interested in the company are encouraged to visit the Investor Relations website from time to time, as information is continuously updated and posted. Additionally, users can sign up to receive automatic notifications when new materials are posted. The information found on the website is not incorporated by reference into this report or in any other report or document the Company furnishes or files with the SEC.
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
Most of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum withdrawal and accumulation benefits. A significant equity market decline or volatility in equity markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. Although we have hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. Further, the cost of hedging our liability for these guarantees has increased as a result of low interest rates and volatility in the equity markets and broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties. In addition, heightened volatility (and the transition away from LIBOR as a widely-accepted interest rate reference) creates greater uncertainty for future hedging effectiveness.
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
Certain of our insurance, annuity, investment products and banking products are sensitive to interest rate fluctuations, and future impacts associated with such variations may differ from our historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products. Although we typically hedge to mitigate some of the effect of such fluctuations, significant changes in interest rates could have a material adverse impact on our results of operations.
During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance, fixed annuities and face-amount certificates, and we may increase crediting rates on in force products to keep these products competitive. Because yields on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations. An increase in policy surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs (“DAC”) or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings.

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
Our businesses operate in intensely competitive industry segments. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product offerings and features, price, perceived financial strength, claims-paying ability and credit ratings. Our competitors include broker-dealers, banks, asset managers, insurers and other financial institutions. Certain of our competitors offer web-based or mobile-based financial services or discount brokerage services to individual clients. Many of our businesses face competitors that have greater market share, offer a broader range of products, have greater financial resources, or have higher claims-paying ability or credit ratings than we do. Some of our competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it difficult for us to introduce new products and services. Some of our competitors’ proprietary products or technology could be similar to our own, and this could result in disputes that could impact our financial condition or results of operations. In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms, or distribution firms (including our own) are seeking to limit the breadth of product offerings in order to simplify their regulatory and risk management. This convergence could result in our competitors gaining greater resources, and we may experience downward pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. Furthermore, the uncertain regulatory environment in the U.S. and around the world will cause various structural changes to the industry and other competitors may be better positioned to reap the benefits of that structural change and movement of assets around the industry depending on final regulations and trends among distributors and clients.
The offerings available to our advisor network include not only products issued by our RiverSource Life and Columbia Threadneedle Investments companies, but also products issued by unaffiliated insurance companies and asset managers. As a result of this and further openings of our advisor network to the products of other companies, we could experience lower sales of our companies’ products, higher surrenders or redemptions, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations. In addition, some of our products, are made available through alliances with unaffiliated third parties. We could experience lower sales or incur higher distribution costs or other developments which could have an adverse effect on our results of operations if alliance relationships are discontinued or if the terms of our alliances change.
We face intense competition in attracting and retaining key talent.
Our continued success depends to a substantial degree on our ability to attract and retain qualified people. We are dependent on our network of advisors to drive growth and results in our wealth management business and also for a significant portion of the sales of our mutual funds, annuities, face-amount certificates, banking and insurance products. In addition, the investment performance of our asset management products and services and the retention of our products and services by our clients are dependent upon the strategies and decisioning of our portfolio managers and analysts. The market for these financial advisors and portfolio managers is extremely competitive, as are the markets for qualified and skilled executives and marketing, finance, legal, compliance and other professionals. From time to time there are regulatory-driven or other trends and developments within the industry, such as changes around the Protocol for Broker Recruiting, that could potentially impact the current competitive dynamics between us and our competitors. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.
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
We distribute certain of our investment products through unaffiliated third-party advisors and financial institutions. Maintaining and deepening relationships with these unaffiliated distributors is an important part of our growth strategy, as strong third-party distribution arrangements enhance our ability to market our products and to increase our assets under management, revenues and profitability. There can be no assurance that the distribution relationships we have established will continue, as our distribution partners may cease to operate or otherwise terminate their relationship with us. Any such reduction in access to third-party distributors may have a material adverse effect on our ability to market our products and to generate revenue in our Asset Management and Annuities segments.
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
We have made acquisitions and divestitures in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment (including our risk management policies and procedures), difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations (such as our recent acquisitions of Lionstone Investments and IPI) may take a significant amount of time. Risks in divestiture transactions (such as our recent divestiture of our auto and home insurance business to American Family Insurance) include difficulties in the separation of the disposed business, retention or obligation to indemnify certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us, if any, and unexpected difficulties in losing employees of the disposed business. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions, divestitures and other strategic transactions. Execution of our business strategies also may require certain regulatory approvals or consents, which may include approvals of the FRB and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the activities or transactions contemplated by our business strategies which may impact negatively our ability to realize fully the expected benefits of certain opportunities. These risks may prevent us from realizing the expected benefits from acquisitions or divestitures and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.
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
Issuers of the fixed maturity securities that we own may default on principal and interest payments. As of December 31, 2019, 3.1% of our fixed maturity securities had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit holdings could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.
Our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely impact our results of operations or financial condition.
Fixed maturity, equity, trading securities and short-term investments, which are reported at fair value on the Consolidated Balance Sheets, represent the majority of our total cash and invested assets. The determination of fair values by management in the absence of quoted market prices is based on valuation methodologies, securities we deem to be comparable, and assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, interest rates, credit spreads, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
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
The elimination of LIBOR may adversely affect the interest rates on and value of certain derivatives and floating rate securities we hold, the activities we conduct, and any other assets or liabilities whose value is tied to LIBOR.
The FCA, which regulates the LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the next two years. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. Although the full impact of transition remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments. There will be significant work required to transition to the new benchmark rates and implement necessary changes to our systems, processes and models. This may impact our existing transaction data, products, systems, operations, valuation and financial risk management processes. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities we hold, the activities we conduct in our various businesses, and any other assets or liabilities (as well as contractual rights and obligations) whose value is tied to LIBOR. The value or profitability of these products and instruments, and our costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.
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
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 12.9% of the carrying value of our investment portfolio as of December 31, 2019. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.
The failure of other insurers could require us to pay higher assessments to state insurance guaranty funds.
Our insurance companies are required by law to be members of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, our insurance companies could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years, plus the repercussions of a heightened regulatory environment, have weakened or may weaken the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments. For more information regarding assessments from guaranty fund associations, see Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default or otherwise fail to fulfill their obligations, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.
We use reinsurance to mitigate our risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K - “Business - Our Segments - Protection - Reinsurance.” Reinsurance does not relieve us of our direct liability to our policyholders and contractholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers, including Commonwealth Annuity and Life Insurance Company as well as Genworth Life Insurance Company. In July 2016, we finalized various confidential enhancements with Genworth Life Insurance Company that have been shared, in the normal course of regular reviews, with our Domiciliary Regulators and rating agencies. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have a material adverse effect on our financial condition and results of operations. See Notes 2, 7 and 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding reinsurance.
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
DAC represents the portion of costs which are incremental and direct to the acquisition of new or renewal business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and disability income insurance and, to a lesser extent, distribution expenses for certain mutual fund products. For annuity and universal life products, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period. For certain mutual fund products, we generally amortize DAC over fixed periods on a straight-line basis, adjusted for redemptions.
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
Misconduct or errors by our employees and advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct or errors can occur in each of our businesses and could include: (i) binding us to transactions that exceed authorized limits; (ii) hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses; (iii) improperly or inadvertently using, disclosing or otherwise compromising confidential information, including client confidential information; (iv) recommending transactions that are not suitable; (v) engaging in fraudulent or otherwise improper activity, including the misappropriation of funds; (vi) engaging in unauthorized or excessive trading to the detriment of customers; or (vii) otherwise not complying with laws, regulations or our control procedures.
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
Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects. Reputational damage may arise from numerous sources including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, technological, cybersecurity, or other security breaches (including attempted or inadvertent breaches) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of our employees, advisors and counterparties. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential customers, investors, employees and advisors. Reputations may take decades to build, and any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
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
Our business is reliant upon internal and third-party technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many of our business activities and transactions with our clients, advisors, vendors and other third parties. Maintaining the security and integrity of this information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of our business operations, including our reputation, the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information. To date, we have not experienced any material breaches of or interference with our centrally controlled systems and networks, however, we routinely face and address such threats. For example, in past years we and other financial institutions experienced distributed denial of service attacks intended to disrupt the centrally controlled systems that provide clients with access to online systems and information. While we have been able to detect and respond to these incidents to date without loss of client assets or information, we enhanced our corporate security capabilities and cybersecurity incident response manual and will continue to assess our ability to monitor for, detect, prevent, mitigate, respond to and recover from such threats. In addition to the foregoing, our (and our advisors’) experiences with cybersecurity and technology threats have included phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. The number of attempted phishing attacks increased substantially in 2019, and we do not expect a reduction in the future. Any successful breaches or interference (as well as attempted breaches or interference) by third parties or by insiders that may occur in the future could have a material adverse impact on our business, reputation, financial condition or results of operations.
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
Operating errors and system or network interruptions could delay and disrupt our ability to develop, deliver or maintain our products and services, or to operate compliance or risk management functions, causing harm to our business and reputation and resulting in loss of our advisors, clients or revenue. Interruptions could be caused by operational failures arising from service provider, employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, as well as from our maintenance of existing technology. Our financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software, equipment or systems and other events beyond our control. Although we have developed, regularly test and maintain a comprehensive business continuity plan and cybersecurity incident response manual that covers potential disruptions to centrally controlled systems and platforms and require our key technology vendors and service providers to do the same, there are inherent limitations in such plans and they might not, despite testing and monitoring, operate as designed in the event of an actual event or crisis. Further, we cannot control the execution of any business continuity or incident response plans implemented by our service providers or our franchise advisors.
We rely on third-party service providers and vendors for certain communications, technology and business functions and other services, and we face the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. For example, many of our applications run on a technology infrastructure managed on an outsourced basis by IBM since 2002. Under this arrangement, IBM is responsible for most mainframe, mid-range, computing network and storage operations, which includes a portion of our web hosting operations, and we are subject to the risks of any operational failure, termination or other restraints in this arrangement. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, long/short trading strategies or multiple portfolios or funds, and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint or flawed response could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.
Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.
We have devoted significant resources to develop our risk management policies and procedures and will continue to do so. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and the associated exposures are based upon our use of observed historical market behavior or statistics based on historical models. During periods of market volatility, or due to unforeseen events, the historically-derived correlations upon which these methods are based may not be valid. As a result, these methods may not predict future exposures accurately, which could be significantly greater than what our models indicate. Further some controls are manual and are subject to inherent limitations. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.
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
Insurance, banking and securities laws and regulations regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other permitted payments. Further, the FRB’s 2019 proposal for a new capital framework for ISLHCs, termed the “Building Block Approach”, would create new capital requirements (even if there are any refinements to the proposal) which could potentially impact the way we structure our capital or manage our business. See Item 1 of this Annual Report on Form 10-K - “Regulation” as well as the information contained in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” In addition to the various regulatory restrictions and local law requirements that constrain our subsidiaries’ ability to pay dividends or make other permitted payments to our company, the rating organizations impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries. The value of assets on the company-level balance sheets of our subsidiaries is a significant factor in determining these restrictions and capital requirements. As asset values decline, our and our subsidiaries’ ability to pay dividends or make other permitted payments can be reduced. Additionally, the various asset classes held by our subsidiaries, and used in determining required capital levels, are weighted differently or are restricted as to the proportion in which they may be held depending upon their liquidity, credit risk and other factors. Volatility in relative asset values among different asset classes can alter the proportion of our subsidiaries’ holdings in those classes, which could increase required capital and constrain our and our subsidiaries’ ability to pay dividends or make other permitted payments. The regulatory capital requirements and dividend-paying ability of our subsidiaries may also be affected by a change in the mix of products sold by such subsidiaries. For example, fixed annuities typically require more capital than variable annuities, and an increase in the proportion of fixed annuities sold in relation to variable annuities could increase the regulatory capital requirements of our life insurance subsidiaries. This may reduce the dividends or other permitted payments which could be made from those subsidiaries in the near term without the rating organizations viewing this negatively. Further, the capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory scrutiny and intervention, which could negatively affect our and our subsidiaries’ ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary and advisable to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our excess capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.
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
In addition, conducting and increasing our international operations subjects us to new risks that, generally, we have not faced in the U.S., including: (i) unexpected changes in foreign regulatory requirements; (ii) difficulties in managing and staffing international operations; (iii) potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earning; (iii) the localization of our solutions and related costs; (iv) the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations; (v) increased financial accounting and reporting burdens and complexities; and (vi) local, regional and global political, social and economic instability abroad. The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries, or adjusting to changes in local or regional political environments (such as may result from Brexit) will produce desired levels of revenues or profitability.
As an example, the full impact of Brexit and its related consequences remain uncertain, including with respect to ongoing negotiations between the UK and EU and new trade agreements with global trading partners. During this period and beyond, the impact of any partial or complete dissolution of the EU on the UK and European economies and the broader global economy could be significant, resulting in negative impacts on currency and financial markets generally, such as increased volatility and illiquidity, and potentially lower economic growth in markets in the UK, Europe and globally, which may adversely affect the value of the Columbia Threadneedle Investments funds’ portfolio investments. The UK has one of the largest economies in Europe, and member countries of the EU are substantial trading partners of the UK. The UK financial service sector continues to face uncertainty over the UK’s final relationship with the EU and globally as a result of Brexit. For example, certain financial services operations may have to move outside of the UK following the end of the transition period on December 31, 2020 (e.g., currency trading, international settlement operations). Additionally, depending on the final terms agreed with the EU during this transition period, certain financial services businesses may be forced to move staff and comply with two separate sets of rules, or lose business to firms in Europe. Furthermore, final terms may create the potential for decreased trade, the possibility of capital outflows, devaluation of the pound sterling, the cost of higher corporate bond spreads, and the risk that all the above could negatively impact business and consumer spending as well as foreign direct investment. As a result of Brexit, the British economy and its currency may be negatively impacted by changes to the UK’s economic and political relations with the EU and other countries. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. The impact of Brexit in the near- and long-term is still unknown and could have additional adverse effects on economies, financial markets, currencies and asset valuations around the world.
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
The potential effects of natural and man-made disasters and catastrophes on certain of our businesses include but are not limited to the following: (i) a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under our insurance policies; (ii) an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of our reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; and (iii) declines and volatility in the financial markets may decrease the value of our assets under management and administration, which could harm our financial condition and reduce our management fees.
We cannot predict the impact that changing climate conditions may have on the frequency and severity of natural disasters or on overall economic stability and sustainability. As such, we cannot be sure that our actions to identify and mitigate the risks associated with such disasters and catastrophes, including predictive modeling, establishing liabilities for expected claims, acquiring insurance and reinsurance and developing business continuity plans, will be effective.
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
In June 2019 the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and the Client Relationship Summary (Form CRS), effective June 30, 2020. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. The regulation entails heightened standards for broker-dealers, and we anticipate incurring additional costs in order to review and modify our policies and procedures, as well as associated supervisory and compliance controls and the provision of Form CRS to clients.
Furthermore, New York, Massachusetts and several other states have either issued their own best interest or fiduciary rules or are considering doing so and those rules may be limited to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The Department of Labor (“DOL”) has included on its regulatory agenda fiduciary rulemaking regarding investment advice to clients who hold assets in IRAs and certain employer-sponsored retirement plan accounts. The Certified Financial Planner Board has updated its professional standards of conduct to include a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. Currently, Ameriprise has approximately 4,100 financial advisors that hold a Certified Financial Planner designation. Considering the various fiduciary rules and regulations that have been proposed or finalized, we continue to exert significant efforts to evaluate and prepare to comply with each rule.
Depending on the span and substance of any regulations and the timing of their applicability, the scope of any implementation could impact the way we compensate our advisors, particularly with respect to the sale of commission-based products, the access that representatives of affiliated and unaffiliated product manufacturers could have to our advisors and clients, and the manner and degree to which we and our advisors could have selling and marketing costs reimbursed by product manufacturers. We have incurred infrastructure costs in anticipation of compliance with these new regulations, and ongoing costs will be driven by how these regulations may evolve over the course of time. Depending on the final regulations, we could be subject to both increased litigation risk and the possibility of overlapping or competing requirements from other regulators. Our solutions may be different than some or all of our competitors which may lead us to having a competitive advantage or disadvantage as compared to our peers. How our advisors, prospective advisor recruits, distribution partners, competitors and the broader financial industry adapt to any final regulation, or how clients, prospective clients and regulators react to industry and business changes driven thereof, will evolve over the course of time.
MiFID II came into effect in January 2018 and is the most significant regulatory change EU investment firms have recently faced. MiFID II strengthened the requirement for investment firms to act in the client’s best interest, in many areas including conflicts of interest (specifically, inducements and a prohibition on free research), strengthening of best execution requirements and increased costs and charges disclosure, in relation to all services provided to clients. In response to MiFID II, Columbia Threadneedle Investments has implemented wide ranging changes to systems, policies and operating procedures across its business. Implementation of our internal measures will have direct and indirect impacts on us and certain of our affiliates, including significant changes to client servicing models, distribution models, the fees we are able to charge to clients and the way that our affiliates execute investment decisions for client portfolios. MiFID II and similar regimes may result in existing flows of business moving to less profitable channels or even to competitors providing substitutable products outside the regime. The interpretation and implementation of the inducements rules has also resulted in major changes to how fund managers finance investment research with many firms opting to pay for third-party investment research for U.S. and non-U.S. client accounts regardless of whether such accounts were covered by MiFID II. There is no assurance we will continue to have access to the third-party broker-dealers, banks, investment advisers and other financial intermediaries that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of AUM and overall business and financial condition.
Effective May 2018, the EU’s GDPR strengthened data protection rules for individuals within the EU. GDPR also addresses export of personal data outside the EU. Compliance with the stringent rules under GDPR will require ongoing reviews of all of our global data processing systems, processes and procedures. A failure to comply with GDPR could result in fines up to 20 million Euros or 4% of annual global revenues, whichever is higher. Domestically, state-level laws and regulations continue to evolve creating a patchwork of rules to be examined and followed. Most recently, California passed its California Consumer Privacy Act of 2018, which became effective on January 1, 2020. Other states may follow suit and promulgate their own privacy legislation.
After the conversion of Ameriprise National Trust Bank into a federal savings bank in May 2019, Ameriprise Financial became subject to ongoing supervision by the FRB, including supervision and prudential standards, requirements related to RBC, stress-testing, resolution planning, and certain risk management requirements. Further, as a financial holding company, our activities are limited to those that are financial in nature, incidental to a financial activity or, with FRB approval, complementary to a financial activity. In order to maintain Ameriprise’s status as a financial holding company, Ameriprise Bank, as Ameriprise’s sole insured depository institution subsidiary, is required to remain “well-capitalized” and “well-managed” under applicable regulations, and must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (“CRA”). In addition, Ameriprise needs to remain “well-capitalized” and “well-managed” in order to maintain its status as a financial holding company. As a financial holding company, we depend on dividends, distributions and other payments from our subsidiaries in order to meet our obligations, including our debt service obligations. Our subsidiaries are subject to laws and regulations that restrict dividend payments or authorize regulatory bodies to prevent or reduce the flow of funds from those subsidiaries to Ameriprise. Our broker-dealers and bank subsidiary are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. These requirements may hinder our ability to access funds from our subsidiaries. We may also become subject to a prohibition or limitations on our ability to pay dividends or repurchase our common stock. The federal banking regulators, including the OCC, the FRB and the FDIC, as well as the SEC (through FINRA) have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including Ameriprise and its bank subsidiaries.
Failure to meet one or more of these requirements would mean, depending on the requirements not met, that Ameriprise could not undertake new activities, continue certain activities, or make acquisitions other than those permitted generally for bank holding companies. Compliance with bank holding company laws and regulations could impact the structure and availability of certain of our products and services and our costs in providing those products and services. Costs of compliance may be driven by how these laws and regulations and the scale of Ameriprise Bank evolves over the course of time.
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
Our insurance companies are subject to state regulation and must comply with statutory reserve and capital requirements. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices and their use of affiliated captive insurers. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual has been adopted by the required number of states and the percentage of U.S. insurance premium threshold has been reached, therefore, the valuation manual was effective for companies domiciled in adopted states on January 1, 2017. Minnesota adopted the valuation manual in 2016 and New York adopted the valuation manual in December 2018 to be effective January 2020. The RiverSource Life companies have developed an implementation plan and RiverSource Life reported principles-based reserves for a universal life product issued in 2019. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements on our insurance businesses. Further, we cannot predict the effect that proposed federal legislation may have on our businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury or by any of the Domiciliary Regulators, the NAIC or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see the information provided under the heading “Regulation - Insurance Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K. As discussed earlier, the FRB’s 2019 proposal for a new capital framework for ISLHCs, would create new capital requirements (even if there are any refinements to the proposal) which could potentially impact the way we structure our capital or manage our business.
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
Accordingly, while certain elements of these reforms could be further changed under the Trump administration (such as through the May 2018 legislation that loosened aspects of the Dodd-Frank Act), the Dodd-Frank Act has impacted and is expected to further impact the manner in which we market our products and services, manage our company and its operations and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that may impact our business include but are not limited to the establishment of a fiduciary standard for broker-dealers, the resolution authority granted to the FDIC, changes in regulatory oversight and greater oversight over derivatives instruments and trading. After a conformance period, we will be required to comply with the Volcker Rule. The impact of this compliance, as well as recent changes to the Volcker rule, may be operationally difficult to implement and thus may negatively impact our business. Any changes to regulations or changes to the supervisory approach may also result in increased compliance costs to the extent we are required to modify our existing compliance policies, procedures and practices. We will need to respond to changes to the framework for the supervision of U.S. financial institutions, including the actions of the FSOC. To the extent the Dodd-Frank Act or other new regulation of the financial services industry impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
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
A portion of our advisor force are independent contractors. Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our relationships with our advisors and our business, resulting in an adverse effect on our results of operations.

Changes in corporate tax laws and regulations and changes in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect our earnings and could make some of our products less attractive to clients.
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
Many of the products we issue or on which our businesses are based (including both insurance products and non-insurance products) receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain of our products and thus make such products less attractive to clients or cause a change in client demand and activity.
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
Changes in and the adoption of accounting standards or inaccurate estimates or assumptions in applying accounting policies could have a material impact on our financial statements; changes in the regulation of independent registered public accounting firms are present with increasing frequency in connection with broader market reforms.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, an 848,000 square foot building that we lease, and our 871,000 square foot Client Service Center, that we own. Generally, we lease the premises we occupy in other locations, including the 38,000 square foot executive offices that we lease in New York City and branch offices for our employee advisors throughout the U.S.
Our principal leases are in the following locations:

•
Columbia Threadneedle Investments leases offices in Boston containing approximately 156,000 square feet, leases approximately 66,000 square feet of a shared building in London (as well as a second location in Swindon, UK), approximately 39,000 square feet of a shared building in New York and also leases property in a number of other cities to support its global operations; and

•	Las Vegas, Nevada (supporting aspects of our Advice & Wealth Management businesses) and Gurugram and Noida India (supporting our broader business in the U.S.).
We believe that the facilities owned or occupied by our company suit our needs and are well maintained.
Item 3. Legal Proceedings
For a discussion of material legal proceedings, see Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 14, 2020, we had approximately 12,995 common shareholders of record. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2019 Annual Report to Shareholders and is incorporated herein by reference.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2019
Share repurchase program (1)	951,034	$142.88	951,034	$1,535,204,608
Employee transactions (2)	41,957	$149.31	N/A	N/A
November 1 to November 30, 2019
Share repurchase program (1)	1,234,531	$158.84	1,234,531	$1,339,113,846
Employee transactions (2)	122,464	$158.01	N/A	N/A
December 1 to December 31, 2019
Share repurchase program (1)	1,381,230	$165.98	1,381,230	$1,109,851,297
Employee transactions (2)	59,878	$166.12	N/A	N/A
Totals
Share repurchase program (1)	3,566,795	$157.35	3,566,795
Employee transactions (2)	224,299	$158.55	N/A
	3,791,094		3,566,795
N/A  Not applicable.
(1) In February 2019, our Board of Directors authorized a repurchase up to $2.5 billion of our common stock through March 31, 2021. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial information derived from our Consolidated Financial Statements as of December 31, 2019, 2018, 2017, 2016 and 2015 and for the five-year period ended December 31, 2019. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On January 1, 2018, we retrospectively applied the new accounting standard for revenue recognition to each reporting period presented in the financial statements. The selected consolidated financial information as of and for the year ended December 31, 2015 has not been revised.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Income Statement Data:
Total net revenues	$12,967	$12,835	$12,132	$11,800	$12,170
Total expenses	10,735	10,351	9,918	10,209	10,028

Net income	$1,893	$2,098	$1,480	$1,313	$1,687
Less: Net income attributable to noncontrolling interests	—	—	—	—	125
Net income attributable to Ameriprise Financial	$1,893	$2,098	$1,480	$1,313	$1,562

Earnings Per Share Attributable to Ameriprise Financial, Inc. Common Shareholders:
Basic	$14.12	$14.41	$9.60	$7.90	$8.60
Diluted	13.92	14.20	9.44	7.81	8.48

Cash Dividends Declared Per Common Share	$3.81	$3.53	$3.24	$2.92	$2.59

	December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance Sheet Data:
Investments (1)	$37,915	$35,825	$35,925	$35,834	$34,144
Separate account assets	87,488	77,925	87,368	80,210	80,349
Total assets	151,828	137,216	147,480	139,831	145,339
Policyholder account balances, future policy benefits and claims	30,512	30,124	29,904	30,202	29,699
Separate account liabilities	87,488	77,925	87,368	80,210	80,349
Customer deposits	14,430	11,545	10,303	10,036	8,634
Long-term debt (1)	3,097	2,867	2,891	2,917	2,692
Short-term borrowings	201	201	200	200	200
Total liabilities	146,099	131,628	141,485	133,542	136,960
Total Ameriprise Financial, Inc. shareholders’ equity	5,729	5,588	5,995	6,289	7,191
Noncontrolling interests’ equity	—	—	—	—	1,188
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
Overview
Ameriprise is a diversified financial services company with a 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $973 billion in assets under management and administration as of December 31, 2019. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives. For additional discussion of our businesses, see Part I, Item 1 of this Annual Report on Form 10-K.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed in Item 1A of this Annual Report on Form 10-K - “Risk Factors” - and other factors as discussed herein.
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
On October 1, 2019, we completed the sale of our Ameriprise Auto & Home Insurance business (“AAH”) to American Family Insurance Mutual Holding Company (American Family Insurance). See Note 19 to our Consolidated Financial Statements for additional information on the sale of AAH. This sale is consistent with our focus on our core growth areas of Advice & Wealth Management and Asset Management.
In 2018, we made the strategic decision to expand the banking products and services we can provide directly to our clients, and commenced the process to convert Ameriprise National Trust Bank into a federal savings bank with the capabilities to offer FDIC insured deposits and a range of lending products. We completed that process, received regulatory approvals and converted Ameriprise National Trust Bank to a federal savings bank in May 2019.
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
While our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life (“IUL”) benefits, net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; mean reversion related impacts; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as adjusted operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures. Effective first quarter of 2019, management has excluded mean reversion related impacts from our adjusted operating measures. Prior periods have been updated to reflect this change to be consistent with the current period presentation. The mean reversion related impact is defined as the impact on variable annuity and variable universal life (“VUL”) products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves. The updated separate account investment performance includes actual investment performance in the current period and the impact of changes in financial market conditions on the assumptions for future investment performance.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Adjusted operating earnings per diluted share growth of 12% to 15%, and

•	Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of over 30%.
The following tables reconcile our GAAP measures to adjusted operating measures:

	Years Ended December 31,		Per Diluted Share Years Ended December 31,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net income	$1,893	$2,098	$13.92	$14.20
Less: Net income (loss) attributable to CIEs	1	(1)	0.01	(0.01)
Add: Integration/restructuring charges (1)	17	19	0.12	0.13
Add: Market impact on variable annuity guaranteed benefits (1)	579	31	4.26	0.21
Add: Market impact on fixed index annuity benefits (1)	—	(1)	—	(0.01)
Add: Market impact on IUL benefits (1)	12	17	0.09	0.12
Add: Mean reversion related impacts (1)	(57)	33	(0.42)	0.23
Add: Market impact of hedges on investments (1)	35	(11)	0.26	(0.08)
Less: Gain on disposal of business (1)	213	—	1.57	—
Less: Net realized investment gains (losses) (1)	(4)	9	(0.03)	0.06
Tax effect of adjustments (2)	(79)	(17)	(0.58)	(0.12)
Adjusted operating earnings	$2,190	$2,161	$16.10	$14.63

Weighted average common shares outstanding:
Basic	134.1	145.6
Diluted	136.0	147.7
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.

The following table reconciles net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Years Ended December 31,
	2019	2018
	(in millions)
Net income	$1,893	$2,098
Less: Adjustments (1)	(297)	(63)
Adjusted operating earnings	$2,190	$2,161

Total Ameriprise Financial, Inc. shareholders’ equity	$5,837	$5,735
Less: AOCI, net of tax	122	(98)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,715	5,833
Less: Equity impacts attributable to CIEs	1	1
Adjusted operating equity	$5,714	$5,832

Return on equity, excluding AOCI	33.1%	36.0%
Adjusted operating return on equity, excluding AOCI (2)	38.3%	37.1%

(1)
Adjustments reflect the sum of after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on IUL benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; mean reversion related impacts; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 21%.

(2)
Adjusted operating return on equity, excluding AOCI is calculated using adjusted operating earnings in the numerator and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 21%.

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
Non-Traditional Long-Duration Products
For our non-traditional long-duration products (including variable and fixed deferred annuity contracts, universal life (“UL”) and VUL insurance products), our DAC balance at any reporting date is based on projections that show management expects there to be estimated gross profits (“EGPs”) after that date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions about financial markets, mortality levels and contractholder and policyholder behavior over periods extending well into the future. Projection periods used for our annuity products are typically 30 to 50 years and for our UL insurance products 50 years or longer.
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
A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(28)	$(79)	$(107)

Decrease in future near-term equity fund growth returns by 100 basis points	$(26)	$(52)	$(78)
Decrease in future long-term equity fund growth returns by 100 basis points	(18)	(36)	(54)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(44)	$(88)	$(132)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.
Traditional Long-Duration Products
For our traditional long-duration products (including traditional life and disability income (“DI”) insurance products), our DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing determines that reserves are inadequate. Projection periods used for our traditional life insurance are up to 30 years. Projection periods for our DI products are up to 45 years. We may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions.
Future Policy Benefits and Claims
We establish reserves to cover the risks associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance products.
Guarantees accounted for as insurance liabilities include GMDB, GGU, GMIB and the life contingent benefits associated with GMWB. In addition, UL and VUL policies with product features that result in profits followed by losses are accounted for as insurance liabilities.
Guarantees accounted for as embedded derivatives include GMAB and the non-life contingent benefits associated with GMWB. In addition, the portion of indexed annuities and IUL policies allocated to the indexed account is accounted for as an embedded derivative.
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
Non-Traditional Long-Duration Products, including Embedded Derivatives
UL and VUL
A portion of our UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined using actuarial models to estimate the death benefits in excess of account value and the expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to client asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. See Note 12 to our Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Variable Annuities
We have approximately $80 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $29 billion of account value with no living benefit guarantees and $51 billion of account value with living benefit guarantees, primarily guaranteed minimum withdrawal benefit (“GMWB”) provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts offered by us contain GMDB provisions. We also offer variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up (“GGU”) benefits. In addition, we offer contracts with GMWB and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, we offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions. See Note 12 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.
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
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuate based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to indexed annuities and IUL fluctuate based on equity markets and interest rates and is a liability. In addition, embedded derivatives are impacted by an estimate of our nonperformance risk adjustment. This estimate includes a spread over the LIBOR swap curve as of the balance sheet date. As our estimate of this spread over LIBOR widens or tightens, the liability will decrease or increase.
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

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and DI policies are based on the net level premium and LTC policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Net level premium includes anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Gross premium valuation includes expected premium rate increases, benefit reductions, morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on our experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.
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
Net Investment Income
Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, mortgage loans, policy loans, margin loans, other investments, cash and cash equivalents and investments of consolidated investment entities (“CIEs”); the changes in fair value of trading securities, certain derivatives and certain assets and liabilities of CIEs; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of investments and charges for other-than-temporary impairments of investments related to credit losses.
Premiums
Premiums include premiums on auto and home insurance, traditional life, DI and LTC insurance and immediate annuities with a life contingent feature and are net of reinsurance premiums. We sold AAH on October 1, 2019.
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
Banking and Deposit Interest Expense
Banking and deposit interest expense primarily includes interest expense related to investment certificates and banking deposits. The changes in fair value of stock market certificate embedded derivatives and the derivatives hedging stock market certificates are included within banking and deposit interest expense.
Distribution Expenses
Distribution expenses primarily include compensation paid to our financial advisors, registered representatives, third-party distributors and wholesalers. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract issued by the RiverSource Life companies are deferred. The amounts capitalized and amortized are based on actual distribution costs. The majority of these costs, such as advisor and wholesaler compensation, vary directly with the level of sales. Distribution expenses also include marketing support and other distribution and administration related payments made to affiliated and unaffiliated distributors of products provided by our affiliates. The majority of these expenses vary with the level of sales, or assets held, by these distributors, and the remainder is fixed. Distribution expenses also include wholesaling costs.

Interest Credited to Fixed Accounts
Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with UL and VUL insurance and annuity contracts. The changes in fair value of indexed annuity and IUL embedded derivatives and the derivatives hedging these products are also included within interest credited to fixed accounts.
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
The following table presents detail regarding our AUM and AUA:

	December 31,		Change
	2019	2018
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$315.2	$249.9	$65.3	26%
Asset Management AUM	494.2	430.7	63.5	15
Eliminations	(31.3)	(26.4)	(4.9)	(19)
Total Assets Under Management	778.1	654.2	123.9	19
Total Assets Under Administration	195.3	168.5	26.8	16
Total AUM and AUA	$973.4	$822.7	$150.7	18%
Total AUM increased $123.9 billion, or 19%, to $778.1 billion as of December 31, 2019 compared to $654.2 billion as of December 31, 2018 due to a $65.3 billion increase in Advice & Wealth Management AUM driven by market appreciation and wrap account net inflows and a $63.5 billion increase in Asset Management AUM driven by market appreciation, partially offset by net outflows and retail fund distributions. See our segment results of operations discussion for additional information on changes in our AUM.

Consolidated Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$7,015	$6,776	$239	4%
Distribution fees	1,919	1,877	42	2
Net investment income	1,463	1,596	(133)	(8)
Premiums	1,214	1,426	(212)	(15)
Other revenues	1,279	1,249	30	2
Gain on disposal of business	213	—	213	NM
Total revenues	13,103	12,924	179	1
Banking and deposit interest expense	136	89	47	53
Total net revenues	12,967	12,835	132	1
Expenses
Distribution expenses	3,810	3,637	173	5
Interest credited to fixed accounts	669	674	(5)	(1)
Benefits, claims, losses and settlement expenses	2,576	2,302	274	12
Amortization of deferred acquisition costs	179	322	(143)	(44)
Interest and debt expense	214	245	(31)	(13)
General and administrative expense	3,287	3,171	116	4
Total expenses	10,735	10,351	384	4
Pretax income	2,232	2,484	(252)	(10)
Income tax provision	339	386	(47)	(12)
Net income	$1,893	$2,098	$(205)	(10)%
NM Not Meaningful.
Overall
Pretax income decreased $252 million, or 10%, to $2.2 billion for the year ended December 31, 2019 compared to $2.5 billion for the prior year. The following impacts were significant drivers of the year-over-year change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $579 million for the year ended December 31, 2019 compared to an expense of $31 million for the prior year.

•	The market impact of hedges on investments was an expense of $35 million for the year ended December 31, 2019 compared to a benefit of $11 million for the prior year.

•	A $49 million unfavorable change in the mark-to-market impact on share-based compensation expenses.

•	Higher mark-to-market impact on advisor deferred compensation expense and investments in recruiting experienced advisors.

•	An increase in general and administrative expenses for our Advice & Wealth Management segment related to investments in business growth.

•	An increase in impairments of our investment in affordable housing partnerships, which was $35 million for the year ended December 31, 2019 compared to $7 million for the prior year.

•	The cumulative impact of asset management net outflows, partially offset by wrap account net inflows.

•	A gain of $213 million recognized on the sale of AAH on October 1, 2019.

•	A positive impact from higher average equity markets and higher average short-term interest rates.

•	The mean reversion related impact was a benefit of $57 million for the year ended December 31, 2019 compared to an expense of $33 million for the prior year.

•	The unfavorable impact of unlocking and LTC loss recognition was $16 million for the year ended December 31, 2019 compared to $53 million for the prior year.

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
(1) Includes a $4 million and $5 million net benefit related to the market impact on variable annuity guaranteed benefits for the years ended December 31, 2019 and 2018, respectively, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking and LTC loss recognition.
The unfavorable unlocking impact in 2019 primarily reflected the impact from updates to our interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit partially offset by a benefit from changes in equity market volatility and correlation assumptions on variable annuities. The unfavorable unlocking impact in the prior year primarily reflected unfavorable mortality experience on universal life (“UL”) and VUL insurance products and lower surrender rate assumptions on variable annuities partially offset by the impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
The unfavorable LTC unlocking and loss recognition in 2019 was primarily due to the impact from updates to our interest rates assumptions and changes in morbidity experience partially offset by higher approved and expected premium rate increases and benefit reductions. The unfavorable LTC unlocking and loss recognition in the prior year was primarily due to changes in morbidity experience partially offset by approved, pending and future expected premium rate increases.
The unfavorable impact of updates to our interest rate assumptions noted above for unlocking and LTC loss recognition was $118 million. Based on the significant recent interest rate dislocation, we extended the grading period one year to reach our ultimate 10-year treasury rate of 5% by assuming rates remain flat for six months and then grade to our long-term rate over the next three years.
Net Revenues
Net revenues increased $132 million, or 1%, to $13.0 billion for the year ended December 31, 2019 compared to $12.8 billion for the prior year.
Management and financial advice fees increased $239 million, or 4%, to $7.0 billion for the year ended December 31, 2019 compared to $6.8 billion for the prior year primarily due to higher average equity markets, wrap account net inflows and a $57 million increase in performance fees, partially offset by asset management net outflows and a $27 million negative foreign currency translation impact.
Distribution fees increased $42 million, or 2%, to $1.9 billion for the year ended December 31, 2019 compared to the prior year reflecting higher average equity markets and higher earnings on brokerage cash due to an increase in average short-term interest rates, partially offset by asset management net outflows.
Net investment income decreased $133 million, or 8%, to $1.5 billion for the year ended December 31, 2019 compared to $1.6 billion for the prior year primarily due to the following impacts:

•	A $46 million unfavorable change in the market impact of hedges on investments.

•	A $43 million decrease in net investment income of CIEs.

•	Net realized investment losses of $3 million for the year ended December 31, 2019 compared to net realized investment gains of $10 million for the prior year.

•	Impairments of our investment in affordable housing partnerships of $35 million for the year ended December 31, 2019 compared to $7 million for the prior year.

•	The unfavorable impact of fixed annuity net outflows and the fixed annuities reinsurance transaction.

•	The favorable impact of higher average invested assets related to the bank and certificates and higher average investment yields related to certificates.
Premiums decreased $212 million, or 15%, to $1.2 billion for the year ended December 31, 2019 compared to $1.4 billion for the prior year primarily reflecting the sale of AAH. Premiums for the year ended December 31, 2019 included $827 million from Auto and Home for the nine months prior to sale on October 1, 2019 compared to $1.0 billion for the prior year.

Other revenues increased $30 million, or 2%, to $1.3 billion for the year ended December 31, 2019 compared to $1.2 billion for the prior year primarily due to accretion on our fixed annuities reinsurance deposit receivable, an increase in variable annuity guaranteed benefit rider charges, a $7 million gain on the sale of real estate in the third quarter of 2019 and a $7 million expense in the prior year related to a modification of costs within a reinsurance contract, partially offset by the impact of unlocking. Other revenues for 2019 included a $5 million favorable impact from unlocking compared to a $78 million favorable impact in the prior year. The unlocking impact for 2019 reflected updates to our interest rate assumptions. The primary driver of the unlocking impact for the prior year was higher projected gains on reinsurance contracts resulting from unfavorable mortality experience on UL and VUL insurance products.
Gain on disposal of business of $213 million for the year ended December 31, 2019 was recognized on the sale of AAH, net of an affinity partner payment of $100 million.
Banking and deposit interest expense increased $47 million, or 53%, to $136 million for the year ended December 31, 2019 compared to $89 million for the prior year due to interest expense on banking deposits, higher average certificate balances and higher average crediting rates on certificates.
Expenses
Total expenses increased $384 million, or 4%, to $10.7 billion for the year ended December 31, 2019 compared to $10.4 billion for the prior year.
Distribution expenses increased $173 million, or 5%, to $3.8 billion for the year ended December 31, 2019 compared to $3.6 billion for the prior year reflecting higher advisor compensation due to wrap account net inflows, higher average markets, higher mark-to-market impact on advisor deferred compensation expense and investments in recruiting experienced advisors, partially offset by the impact of asset management net outflows.
Benefits, claims, losses and settlement expenses increased $274 million, or 12%, to $2.6 billion for the year ended December 31, 2019 compared to $2.3 billion for the prior year primarily reflecting the following items:

•
A $425 million increase in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $175 million for the year ended December 31, 2019 compared to a favorable impact of $250 million for the prior year. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $228 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of a favorable $315 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $549 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $6 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the year ended December 31, 2019 compared to the prior year.

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the year ended December 31, 2019 compared to the prior year.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the year ended December 31, 2019 compared to the prior year.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various contractholder behavioral items, were a net favorable impact compared to the prior year.

•
The impact of unlocking excluding LTC was a benefit of $1 million for the year ended December 31, 2019 compared to an expense of $112 million for the prior year. The unlocking impact for 2019 primarily reflected a benefit from changes in equity market volatility and correlation assumptions on variable annuities, partially offset by updates to our interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit. The unlocking impact for the prior year primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.

•
Our annual review of LTC active life future policy benefit reserve adequacy in 2019 resulted in unlocking and loss recognition of $8 million compared to $52 million in the prior year. The unlocking and loss recognition in 2019 was primarily due to the impact from updates to our interest rates assumptions and changes in morbidity experience, partially offset by higher approved and expected premium rate increases and benefit reductions. The unlocking and loss recognition in the prior year was primarily due to changes in morbidity experience, partially offset by approved, pending and future expected premium rate increases.

•	A $204 million decrease in auto and home expenses primarily reflecting the sale of AAH.

•	The mean reversion related impact was a benefit of $26 million for the year ended December 31, 2019 compared to an expense of $12 million for the prior year.

Amortization of DAC decreased $143 million, or 44%, to $179 million for the year ended December 31, 2019 compared to $322 million for the prior year primarily reflecting the following items:

•	The DAC offset to the market impact on variable annuity guaranteed benefits was a benefit of $82 million for the year ended December 31, 2019 compared to an expense of $23 million for the prior year.

•	The mean reversion related impact was a benefit of $31 million for the year ended December 31, 2019 compared to an expense of $21 million for the prior year.

•	A $10 million decrease in auto and home expenses primarily reflecting the sale of AAH.

•	A favorable impact from normal year over year experience differences for variable annuities.

•
The impact of unlocking in 2019 was an expense of $14 million and reflected updates to our interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking in the prior year was a benefit of $33 million and primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.

Interest and debt expense decreased $31 million, or 13%, to $214 million for the year ended December 31, 2019 compared to $245 million for the prior year primarily due to a decrease in interest expense of CIEs.
General and administrative expense increased $116 million, or 4%, to $3.3 billion for the year ended December 31, 2019 compared to $3.2 billion for the prior year primarily due to a $49 million unfavorable change in the mark-to-market impact on share-based compensation expenses, a $28 million increase in compensation related to higher performance fees, bank-related expenses, investments in business growth and a $13 million increase in severance, partially offset by a $15 million positive foreign currency translation impact and a $25 million decrease in auto and home expenses primarily reflecting the sale of AAH.
Income Taxes
Our effective tax rate was 15.2% for the year ended December 31, 2019 compared to 15.5% for the prior year. Net excess tax benefits related to employee share-based payments was a benefit of $15 million for the year ended December 31, 2019 compared to $25 million for the prior year. See Note 24 to our Consolidated Financial Statements for additional discussion on income taxes.

Results of Operations by Segment
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 28 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
The following table presents summary financial information by segment:

	Years Ended December 31,
	2019	2018
	(in millions)
Advice & Wealth Management
Net revenues	$6,599	$6,189
Expenses	5,090	4,800
Adjusted operating earnings	$1,509	$1,389
Asset Management
Net revenues	$2,913	$3,011
Expenses	2,252	2,283
Adjusted operating earnings	$661	$728
Annuities
Net revenues	$2,459	$2,476
Expenses	1,962	1,980
Adjusted operating earnings	$497	$496
Protection
Net revenues	$1,047	$1,096
Expenses	786	841
Adjusted operating earnings	$261	$255
Corporate & Other
Net revenues	$1,094	$1,336
Expenses	1,414	1,640
Adjusted operating loss	$(320)	$(304)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2019			2018
	Annuities	Protection	Corporate	Annuities	Protection	Corporate
	(in millions)
Other revenues	$—	$5	$—	$—	$78	$—
Total revenues	—	5	—	—	78	—

Benefits, claims, losses and settlement expenses
LTC loss recognition	—	—	9	—	—	51
Unlocking	(12)	16	(1)	18	101	1
Total benefits, claims, losses and settlement expenses	(12)	16	8	18	101	52
Amortization of DAC	11	2	—	(17)	(18)	—
Total expenses	(1)	18	8	1	83	52
Pretax income	$1	$(13)	$(8)	$(1)	$(5)	$(52)

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2019	2018
	(in billions)
Beginning balance	$251.5	$248.2
Net flows	17.6	21.1
Market appreciation (depreciation) and other	48.4	(17.8)
Ending balance	$317.5	$251.5

Advisory wrap account assets ending balance (1)	$314.3	$249.1
Average advisory wrap account assets (2)	$285.3	$255.5

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee. Beginning in the fourth quarter of 2019, all advisory fee billing is calculated in advance on a monthly basis using point-in-time assets. Prior to the fourth quarter of 2019, some advisory accounts billed in arrears on a quarterly or monthly basis using average daily assets.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets increased $66.0 billion, or 26%, during the year ended December 31, 2019 due to net inflows of $17.6 billion and market appreciation and other of $48.4 billion. Average advisory wrap account assets increased $29.8 billion, or 12%, compared to the prior year reflecting net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$3,841	$3,538	$303	9%
Distribution fees	2,281	2,241	40	2
Net investment income	411	316	95	30
Other revenues	202	183	19	10
Total revenues	6,735	6,278	457	7
Banking and deposit interest expense	136	89	47	53
Total net revenues	6,599	6,189	410	7
Expenses
Distribution expenses	3,714	3,521	193	5
Interest and debt expense	11	10	1	10
General and administrative expense	1,365	1,269	96	8
Total expenses	5,090	4,800	290	6
Adjusted operating earnings	$1,509	$1,389	$120	9%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $120 million, or 9%, to $1.5 billion for the year ended December 31, 2019 compared to $1.4 billion for the prior year reflecting wrap account net inflows, average equity market appreciation and higher earnings on brokerage cash, partially offset by higher expenses from continued investments for growth and higher mark-to-market impact on advisor deferred compensation expenses. Pretax adjusted operating margin was 22.9% for the year ended December 31, 2019 compared to 22.4% for the prior year.
We launched Ameriprise Bank, FSB in the second quarter of 2019 and continued to add deposits during the year, with $3.8 billion of cash sweep balances as of December 31, 2019. In the third quarter of 2019, we purchased the existing Ameriprise portfolio of credit card accounts from a third party bank.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $410 million, or 7%, to $6.6 billion for the year ended December 31, 2019 compared to $6.2 billion for the prior year. Adjusted operating net revenue per advisor increased to $664,000 for the year ended December 31, 2019, up 6%, from $624,000 for the prior year.

Management and financial fees increased $303 million, or 9%, to $3.8 billion for the year ended December 31, 2019 compared to $3.5 billion for the prior year primarily due to growth in wrap account assets. Average advisory wrap account assets increased $29.8 billion, or 12%, compared to the prior year reflecting net inflows and market appreciation.
Distribution fees increased $40 million, or 2%, to $2.3 billion for the year ended December 31, 2019 compared to $2.2 billion for the prior year reflecting higher earnings on brokerage cash due to an increase in average short-term interest rates, partially offset by decreased transactional activity and lower sales of variable annuities. We earned 198 basis points on brokerage cash balances for the year ended December 31, 2019 compared to 164 basis points for the prior year.
Net investment income increased $95 million, or 30%, to $411 million for the year ended December 31, 2019 compared to $316 million for the prior year primarily due to higher average invested assets due to the bank and certificates and higher average investment yields.
Banking and deposit interest expense increased $47 million, or 53%, to $136 million for the year ended December 31, 2019 compared to $89 million for the prior year due to interest expense on banking deposits, higher average certificate balances and higher average crediting rates on certificates.
Expenses
Total expenses increased $290 million, or 6%, to $5.1 billion for the year ended December 31, 2019 compared to $4.8 billion for the prior year.
Distribution expenses increased $193 million, or 5%, to $3.7 billion for the year ended December 31, 2019 compared to $3.5 billion for the prior year reflecting higher advisor compensation due to wrap account net inflows and market appreciation, higher mark-to-market impact on advisor deferred compensation expense and investments in recruiting experienced advisors, partially offset by decreased transactional activity.
General and administrative expense increased $96 million, or 8%, to $1.4 billion for the year ended December 31, 2019 compared to $1.3 billion for the prior year primarily due to bank-related expenses and investments in business growth.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of December 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2019	2018
Domestic Equity	Equal weighted	1 year	57%	46%
		3 year	53%	50%
		5 year	47%	63%
	Asset weighted	1 year	75%	56%
		3 year	65%	56%
		5 year	69%	68%
International Equity	Equal weighted	1 year	100%	35%
		3 year	80%	60%
		5 year	65%	60%
	Asset weighted	1 year	100%	49%
		3 year	86%	69%
		5 year	69%	65%
Taxable Fixed Income	Equal weighted	1 year	83%	50%
		3 year	81%	71%
		5 year	88%	75%
	Asset weighted	1 year	90%	48%
		3 year	89%	75%
		5 year	90%	82%
Tax Exempt Fixed Income	Equal weighted	1 year	89%	89%
		3 year	89%	100%
		5 year	94%	89%
	Asset weighted	1 year	93%	86%
		3 year	92%	100%
		5 year	98%	98%
Asset Allocation Funds	Equal weighted	1 year	69%	46%
		3 year	64%	64%
		5 year	89%	100%
	Asset weighted	1 year	89%	65%
		3 year	90%	50%
		5 year	99%	100%

Number of funds with 4 or 5 Morningstar star ratings	Overall	56	52
	3 year	51	46
	5 year	53	49
Percent of funds with 4 or 5 Morningstar star ratings	Overall	54%	50%
	3 year	49%	44%
	5 year	53%	49%
Percent of assets with 4 or 5 Morningstar star ratings	Overall	66%	67%
	3 year	50%	50%
	5 year	59%	59%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2019	2018
Equity	Equal weighted	1 year	87%	40%
		3 year	77%	41%
		5 year	70%	70%
	Asset weighted	1 year	91%	51%
		3 year	79%	55%
		5 year	82%	79%
Fixed Income	Equal weighted	1 year	78%	50%
		3 year	88%	72%
		5 year	96%	69%
	Asset weighted	1 year	75%	60%
		3 year	93%	89%
		5 year	97%	89%
Allocation (Managed) Funds	Equal weighted	1 year	100%	38%
		3 year	75%	75%
		5 year	88%	86%
	Asset weighted	1 year	100%	41%
		3 year	94%	84%
		5 year	98%	95%
The performance of each fund is measured on a consistent basis against the most appropriate benchmark — a peer group of similar funds or an index. Prior period rankings have been adjusted to reflect foreign exchange forward and spot contract transactions executed by those funds, and also to include cash items primarily fee rebates, that were previously excluded from the gross performance calculations.
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

The following table presents managed assets by type:

	December 31,		Change		Average (1)		Change
					December 31,
	2019	2018			2019	2018
	(in billions)
Equity	$271.1	$229.0	$42.1	18%	$251.5	$266.4	$(14.9)	(6)%
Fixed income	179.2	160.9	18.3	11	171.2	168.9	2.3	1
Money market	5.6	5.1	0.5	10	5.1	5.7	(0.6)	(11)
Alternative	3.1	3.1	—	—	3.1	4.4	(1.3)	(30)
Hybrid and other	35.2	32.6	2.6	8	33.9	34.2	(0.3)	(1)
Total managed assets	$494.2	$430.7	$63.5	15%	$464.8	$479.6	$(14.8)	(3)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following tables present the changes in global managed assets:

	Years Ended December 31,
	2019	2018
	(in billions)
Global Retail Funds
Beginning assets	$247.9	$287.8
Inflows	46.9	53.0
Outflows	(53.8)	(67.2)
Net VP/VIT fund flows	(2.7)	(3.0)
Net new flows	(9.6)	(17.2)
Reinvested dividends	9.7	11.6
Net flows	0.1	(5.6)
Distributions	(11.3)	(13.8)
Market appreciation (depreciation) and other	50.3	(18.2)
Foreign currency translation (1)	0.5	(2.3)
Total ending assets	287.5	247.9

Global Institutional
Beginning assets	182.8	206.8
Inflows	22.7	21.6
Outflows	(29.9)	(37.2)
Net flows	(7.2)	(15.6)
Market appreciation (depreciation) and other (2)	29.7	(4.5)
Foreign currency translation (1)	1.4	(3.9)
Total ending assets	206.7	182.8
Total managed assets	$494.2	$430.7
Total net flows	$(7.1)	$(21.2)

Former Parent Company Related (3)
Retail net new flows	$(0.9)	$(2.8)
Institutional net new flows	(3.4)	(5.2)
Total net new flows	$(4.3)	$(8.0)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $4.6 billion and $0.6 billion for the total change in Affiliated General Account Assets during the years ended December 31, 2019 and 2018, respectively.
(3) Former parent company related assets and net new flows are included in the rollforwards above.
The UK withdrew from the European Union (“EU”) on January 31, 2020, pursuant to a transitionary withdrawal agreement with the EU that in substance maintains the pre-withdrawal, status quo until the end of 2020. The full impact of the British exit from the EU

(commonly known as “Brexit”) and its related consequences remain uncertain, including with respect to ongoing negotiations between the UK and EU and new trade agreements with global trading partners. This uncertainty may have a negative impact on our UK and European net flows (as well as foreign currency translation if the British Pound weakens).
Total segment AUM increased $63.5 billion, or 15%, during the year ended December 31, 2019 driven by market appreciation, partially offset by net outflows and retail fund distributions. Europe, Middle East and Africa (“EMEA”) retail net outflows were $3.1 billion for the year ended December 31, 2019 reflecting negative consumer sentiment associated with Brexit and geopolitical concerns in Europe. North America retail net inflows, which include reinvested dividends, were $3.2 billion for the year ended December 31, 2019, a $5.8 billion improvement compared to the prior year. Global institutional net outflows of $7.2 billion included $3.4 billion of outflows from former parent-related assets.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$2,488	$2,540	$(52)	(2)%
Distribution fees	408	433	(25)	(6)
Net investment income	15	19	(4)	(21)
Other revenues	2	19	(17)	(89)
Total revenues	2,913	3,011	(98)	(3)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,913	3,011	(98)	(3)
Expenses
Distribution expenses	928	961	(33)	(3)
Amortization of deferred acquisition costs	9	13	(4)	(31)
Interest and debt expense	25	24	1	4
General and administrative expense	1,290	1,285	5	—
Total expenses	2,252	2,283	(31)	(1)
Adjusted operating earnings	$661	$728	$(67)	(9)%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $67 million, or 9%, to $661 million for the year ended December 31, 2019 compared to $728 million for the prior year primarily due to the cumulative impact of net outflows and a vendor credit of $14 million in the prior year, partially offset by higher average markets and a $29 million increase in net performance fees.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $98 million, or 3%, to $2.9 billion for the year ended December 31, 2019 compared to $3.0 billion for the prior year.
Management and financial advice fees decreased $52 million, or 2%, to $2.5 billion for the year ended December 31, 2019 compared to the prior year driven by cumulative net outflows and a $27 million negative foreign currency translation impact, partially offset by a $57 million increase in performance fees and higher average markets. Our average weighted equity index, which is a proxy for equity movements on AUM, increased 4% for the year ended December 31, 2019 compared to the prior year.
Distribution fees decreased $25 million, or 6%, to $408 million for the year ended December 31, 2019 compared to $433 million for the prior year due to the cumulative impact of net outflows, partially offset by higher average markets.
Other revenues decreased $17 million, or 89%, to $2 million for the year ended December 31, 2019 compared to $19 million for the prior year due to a $14 million vendor credit in the prior year related to the completion of our front, middle and back-office integration.
Expenses
Total expenses decreased $31 million, or 1%, to $2.3 billion for the year ended December 31, 2019 compared to the prior year.
Distribution expenses decreased $33 million, or 3%, to $928 million for the year ended December 31, 2019 compared to $961 million for the prior year primarily due to the cumulative impact of net outflows, partially offset by higher average markets.

Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$783	$792	$(9)	(1)%
Distribution fees	345	347	(2)	(1)
Net investment income	554	644	(90)	(14)
Premiums	116	108	8	7
Other revenues	661	585	76	13
Total revenues	2,459	2,476	(17)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,459	2,476	(17)	(1)
Expenses
Distribution expenses	430	432	(2)	—
Interest credited to fixed accounts	445	461	(16)	(3)
Benefits, claims, losses and settlement expenses	664	665	(1)	—
Amortization of deferred acquisition costs	190	181	9	5
Interest and debt expense	39	40	(1)	(3)
General and administrative expense	194	201	(7)	(3)
Total expenses	1,962	1,980	(18)	(1)
Adjusted operating earnings	$497	$496	$1	—%
Our Annuities segment pretax adjusted operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and mean reversion related impacts, was essentially flat at $497 million for the year ended December 31, 2019 compared to $496 million for the prior year.
RiverSource® variable annuity account balances increased 11% to $80.1 billion as of December 31, 2019 compared to the prior year due to equity market appreciation, partially offset by net outflows of $3.2 billion. Variable annuity sales decreased 8% compared to the prior year.
RiverSource® fixed deferred annuity account balances declined 5% to $8.3 billion as of December 31, 2019 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed deferred annuity book is expected to gradually run off and earnings on our fixed deferred annuity business will trend down. We reinsured approximately 20% of our fixed annuities block during the first quarter of 2019. The reinsurance transaction generated $200 million of excess capital and has a marginal impact on fixed annuity adjusted pretax operating earnings.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $17 million, or 1%, to $2.5 billion for the year ended December 31, 2019 compared to the prior year.
Net investment income, which excludes net realized investment gains or losses, decreased $90 million, or 14%, to $554 million for the year ended December 31, 2019 compared to $644 million for the prior year due to a $47 million unfavorable impact related to the fixed annuities reinsurance transaction, approximately $30 million from lower average invested assets due to fixed annuity net outflows and approximately $13 million from lower earned interest rates.
Other revenues increased $76 million, or 13%, to $661 million for the year ended December 31, 2019 compared to $585 million for the prior year primarily due to accretion on our fixed annuities reinsurance deposit receivable and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), mean reversion related impacts and the DAC and DSIC offset to net realized investment gains or losses, decreased $18 million, or 1%, to $2.0 billion for the year ended December 31, 2019 compared to the prior year.

Interest credited to fixed accounts decreased $16 million, or 3%, to $445 million for the year ended December 31, 2019 compared to $461 million for the prior year due to lower average fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), mean reversion related impacts and the DSIC offset to net realized investment gains or losses, were essentially flat at $664 million for the year ended December 31, 2019 compared to $665 million for the prior year primarily reflecting the impact of unlocking, partially offset by higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity guaranteed benefits and fixed index annuity benefits and the DAC offset to net realized investment gains or losses, increased $9 million, or 5%, to $190 million for the year ended December 31, 2019 compared to $181 million for the prior year primarily due to the impact of unlocking, partially offset by a favorable impact from normal year over year experience differences for variable annuities.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$44	$47	$(3)	(6)%
Distribution fees	94	93	1	1
Net investment income	308	289	19	7
Premiums	201	204	(3)	(1)
Other revenues	400	463	(63)	(14)
Total revenues	1,047	1,096	(49)	(4)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,047	1,096	(49)	(4)
Expenses
Distribution expenses	44	48	(4)	(8)
Interest credited to fixed accounts	212	200	12	6
Benefits, claims, losses and settlement expenses	327	404	(77)	(19)
Amortization of deferred acquisition costs	53	35	18	51
Interest and debt expense	15	14	1	7
General and administrative expense	135	140	(5)	(4)
Total expenses	786	841	(55)	(7)
Adjusted operating earnings	$261	$255	$6	2%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and mean reversion related impacts, increased $6 million, or 2%, to $261 million for the year ended December 31, 2019 compared to $255 million for the prior year.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and reinsurance accrual offset to the market impact on IUL benefits, decreased $49 million, or 4%, to $1.0 billion for the year ended December 31, 2019 compared to $1.1 billion for the prior year.
Net investment income, which excludes net realized investment gains or losses, increased $19 million, or 7%, to $308 million for the year ended December 31, 2019 compared to $289 million for the prior year reflecting higher average invested assets.
Other revenues, which exclude the unearned revenue amortization and reinsurance accrual offset to net realized investment gains or losses and the market impact on IUL benefits, decreased $63 million, or 14%, to $400 million for the year ended December 31, 2019 compared to $463 million for the prior year due to the impact of unlocking, partially offset by a $7 million expense in the prior year related to a modification of costs within a reinsurance contract.

Expenses
Total expenses, which exclude the market impact on IUL benefits (net of hedges and the related DAC amortization), mean reversion related impacts and the DAC offset to net realized investment gains or losses, decreased $55 million, or 7%, to $786 million for the year ended December 31, 2019 compared to $841 million for the prior year.
Interest credited to fixed accounts increased $12 million, or 6%, to $212 million for the year ended December 31, 2019 compared to $200 million for the prior year primarily driven by higher fixed account values associated with UL and VUL insurance.
Benefits, claims, losses and settlement expenses decreased $77 million, or 19%, to $327 million for the year ended December 31, 2019 compared to $404 million for the prior year primarily due to the impact of unlocking. The unlocking impact for 2019 was an expense of $16 million and primarily reflected updates to our interest rate assumptions. The unlocking impact for the prior year was an expense of $101 million and primarily reflected unfavorable mortality experience on UL and VUL insurance products.
Amortization of DAC increased $18 million, or 51%, to $53 million for the year ended December 31, 2019 compared to $35 million for the prior year primarily reflecting the impact of unlocking. The impact of unlocking for 2019 was an expense of $2 million compared to a benefit of $18 million for the prior year.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$4	$5	$(1)	(20)%
Distribution fees	5	6	(1)	(17)
Net investment income	145	177	(32)	(18)
Premiums	931	1,148	(217)	(19)
Other revenues	17	6	11	NM
Total revenues	1,102	1,342	(240)	(18)
Banking and deposit interest expense	8	6	2	33
Total net revenues	1,094	1,336	(242)	(18)
Expenses
Distribution expenses	(1)	10	(11)	NM
Benefits, claims, losses and settlement expenses	962	1,226	(264)	(22)
Amortization of deferred acquisition costs	42	52	(10)	(19)
Interest and debt expense	55	37	18	49
General and administrative expense	356	315	41	13
Total expenses	1,414	1,640	(226)	(14)
Adjusted operating loss	$(320)	$(304)	$(16)	(5)%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $16 million, or 5%, to $320 million for the year ended December 31, 2019 compared to $304 million for the prior year.
Auto and Home pretax adjusted operating earnings were $13 million for the year ended December 31, 2019 compared to a pretax adjusted operating loss of $10 million for the prior year. We sold AAH on October 1, 2019.
Our LTC insurance pretax adjusted operating earnings were nil for the year ended December 31, 2019 compared to a pretax adjusted operating loss of $61 million for the prior year. Our annual review of LTC active life future policy benefit reserve adequacy resulted in unlocking and loss recognition of $8 million for the year ended December 31, 2019 compared to $52 million in the prior year.
As of December 31, 2019, our nursing home indemnity LTC block had approximately $83 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 55% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 82 and the average attained age of policyholders on claim is 88. Fifty-five percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
As of December 31, 2019, our comprehensive reimbursement LTC block had approximately $115 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.1 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 76 and the average attained age of policyholders on claim is 84. Thirty-seven percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
We utilize three primary levers to manage our LTC business. First, we have taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 162% on our nursing home indemnity LTC block and 93% on our comprehensive reimbursement LTC block as of December 31, 2019. Second, we have a reserving process that reflects the policy features and risk characteristics of our blocks. As of December 31, 2018, we had 30,000 policies that were closed with claim activity, as well as 8,000 open claims. We apply this experience to our in force policies, which were 103,000 as of December 31, 2019, at a very granular level by issue year, attained age and benefit features. Our statutory reserves are $415 million higher than our GAAP reserves and include margins for key assumptions like morbidity and mortality, as well as $233 million in asset adequacy reserves as of December 31, 2019. Lastly, we have prudently managed our investment portfolio primarily through a liquid, investment grade portfolio that is currently in a net unrealized gain position.
We undertake an extensive review of active life future policy benefit reserve adequacy annually during the third quarter of each year, or more frequently if appropriate, using current best estimate assumptions as of the date of the review. Our annual review process includes an analysis of our key reserve assumptions, including, at this time, those for morbidity, terminations (mortality and lapses), premium rate increases and investment yields. Because we have a rigorous annual review of all key reserve assumptions, we believe we are materially less exposed to large one-time reserve adjustments.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain on disposal of business that is not considered discontinued operations, integration and restructuring charges and revenues attributable to CIEs, decreased $242 million, or 18%, to $1.1 billion for the year ended December 31, 2019 compared to $1.3 billion for the prior year. Net revenues for the year ended December 31, 2019 included $881 million from Auto and Home compared to $1.1 billion for the prior year reflecting the sale of AAH.
Net investment income, which excludes net realized investment gains or losses and the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, decreased $32 million, or 18%, to $145 million for the year ended December 31, 2019 compared to $177 million for the prior year primarily due to impairments of our investment in affordable housing partnerships. Impairments of our investment in affordable housing partnerships were $35 million for the year ended December 31, 2019 compared to $7 million for the prior year.
Premiums decreased $217 million, or 19%, to $931 million for the year ended December 31, 2019 compared to $1.1 billion for the prior year primarily due to the sale of AAH.
Other revenues increased $11 million to $17 million for the year ended December 31, 2019 compared to $6 million for the prior year primarily due to a $7 million gain on the sale of real estate in the third quarter of 2019.
Expenses
Total expenses, which exclude integration and restructuring charges and expenses attributable to CIEs, decreased $226 million, or 14%, to $1.4 billion for the year ended December 31, 2019 compared to $1.6 billion for the prior year. Total expenses for the year ended December 31, 2019 included $868 million from Auto and Home compared to $1.1 billion for the prior year reflecting the sale of AAH.
Distribution expenses decreased $11 million to a benefit of $1 million for the year ended December 31, 2019 compared to an expense of $10 million for the prior year reflecting the sale of AAH.
Benefits, claims, losses and settlement expenses decreased $264 million, or 22%, to $962 million for the year ended December 31, 2019 compared to $1.2 billion for the prior year reflecting a decrease in LTC unlocking and loss recognition and the sale of AAH.
Amortization of DAC decreased $10 million, or 19%, to $42 million for the year ended December 31, 2019 compared to $52 million for the prior year reflecting the sale of AAH.
Interest and debt expense increased $18 million, or 49%, to $55 million for the year ended December 31, 2019 compared to $37 million for the prior year primarily due to interest expense on asset backed securities issued by one of our subsidiaries in the fourth quarter of 2018. This interest expense is eliminated on a consolidated basis.
General and administrative expense increased $41 million, or 13%, to $356 million for the year ended December 31, 2019 compared to $315 million for the prior year primarily due to a $33 million unfavorable change in the mark-to-market impact on share-based compensation expenses, investments in growth initiatives and a $13 million increase in severance, partially offset by a $25 million decrease in auto and home expenses primarily reflecting the sale of AAH.

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

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Pretax Increase (Decrease)	2018	2017
	(in millions)
Other revenues	$78	$(47)
Total revenues	78	(47)

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	52	58
Unlocking impact, excluding LTC	112	(140)
Total benefits, claims, losses and settlement expenses	164	(82)
Amortization of DAC	(33)	(12)
Total expenses	131	(94)
Pretax income (1)	$(53)	$47
(1) Includes a $5 million net benefit related to the market impact on variable annuity guaranteed benefits for both the years ended December 31, 2018 and 2017, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking and LTC loss recognition.
The following table presents the impact from the enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) for the year ended December 31, 2017:

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

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various contractholder behavioral items, were a net unfavorable impact compared to the prior year.

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
Results of Operations by Segment
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table presents summary financial information by segment:

	Years Ended December 31,
	2018	2017
	(in millions)
Advice & Wealth Management
Net revenues	$6,189	$5,616
Expenses	4,800	4,453
Adjusted operating earnings	$1,389	$1,163
Asset Management
Net revenues	$3,011	$3,072
Expenses	2,283	2,332
Adjusted operating earnings	$728	$740
Annuities
Net revenues	$2,476	$2,499
Expenses	1,980	1,870
Adjusted operating earnings	$496	$629
Protection
Net revenues	$1,096	$983
Expenses	841	727
Adjusted operating earnings	$255	$256
Corporate & Other
Net revenues	$1,336	$1,234
Expenses	1,640	1,702
Adjusted operating loss	$(304)	$(468)

The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2018			2017
	Annuities	Protection	Corporate	Annuities	Protection	Corporate
	(in millions)
Other revenues	$—	$78	$—	$—	$(47)	$—
Total revenues	—	78	—	—	(47)	—

Benefits, claims, losses and settlement expenses
LTC loss recognition	—	—	51	—	—	57
Unlocking impact	18	101	1	(119)	(14)	1
Total benefits, claims, losses and settlement expenses	18	101	52	(119)	(14)	58
Amortization of DAC	(17)	(18)	—	(1)	(13)	—
Total expenses	1	83	52	(120)	(27)	58
Pretax income	$(1)	$(5)	$(52)	$120	$(20)	$(58)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2018	2017
	(in billions)
Beginning balance	$248.2	$201.1
Inflows from acquisition (1)	—	0.7
Other net flows	21.1	18.8
Net flows	21.1	19.5
Market appreciation (depreciation) and other	(17.8)	27.6
Ending balance	$251.5	$248.2

Advisory wrap account assets ending balance (2)	$249.1	$245.8
Average advisory wrap account assets (3)	$255.5	$222.1

(1)	Inflows associated with acquisition that closed during the period.

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
Global retail net outflows of $5.6 billion for the year ended December 31, 2018 included $17.2 billion of net new outflows, partially offset by $11.6 billion of reinvested dividends. In U.S. retail, net new outflows of $14.1 billion reflected elevated outflows in the fourth quarter from market dislocation, industry pressures on active strategies and outflows from former parent-related assets, partially offset by $11.5 billion of reinvested dividends. In EMEA retail, net outflows of $3.0 billion reflected elevated outflows in the fourth quarter consistent with the industry reflecting weakened market sentiment across all regions related to market volatility and concerns over Brexit, the economy and interest rates.
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
Annuities
The following table presents the results of operations of our Annuities segment on an operating basis:

	Years Ended December 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$792	$790	$2	—%
Distribution fees	347	346	1	—
Net investment income	644	697	(53)	(8)
Premiums	108	116	(8)	(7)
Other revenues	585	550	35	6
Total revenues	2,476	2,499	(23)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,476	2,499	(23)	(1)
Expenses
Distribution expenses	432	428	4	1
Interest credited to fixed accounts	461	473	(12)	(3)
Benefits, claims, losses and settlement expenses	665	514	151	29
Amortization of deferred acquisition costs	181	215	(34)	(16)
Interest and debt expense	40	35	5	14
General and administrative expense	201	205	(4)	(2)
Total expenses	1,980	1,870	110	6
Adjusted operating earnings	$496	$629	$(133)	(21)%
Our Annuities segment pretax adjusted operating income, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and mean reversion related impacts, decreased $133 million, or 21%, to $496 million for the year ended December 31, 2018 compared to $629 million for the prior year primarily due to the impact of unlocking, lower investment yields and variable annuity net outflows, partially offset by average equity market appreciation. The impact of unlocking was an expense of $1 million for the year ended December 31, 2018 compared to a benefit of $120 million for the prior year.
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
Expenses
Total expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), mean reversion related impacts and the DAC and DSIC offset to net realized investment gains or losses, increased $110 million, or 6%, to $2.0 billion for the year ended December 31, 2018 compared to $1.9 billion for the prior year.
Interest credited to fixed accounts decreased $12 million, or 3%, to $461 million for the year ended December 31, 2018 compared to $473 million for the prior year due to lower average fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), mean reversion related impacts and the DSIC offset to net realized investment gains or losses, increased $151 million, or 29%, to $665 million for the year ended December 31, 2018 compared to $514 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was an $18 million expense for the year ended December 31, 2018 compared to a $119 million benefit for the prior year. See our Consolidated Results of Operations section for discussion of the drivers of unlocking.

•	A $25 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.
Amortization of DAC, which excludes the DAC offset to the market impact on variable annuity guaranteed benefits and fixed index annuity benefits, mean reversion related impacts and the DAC offset to net realized investment gains or losses, decreased $34 million, or 16%, to $181 million for the year ended December 31, 2018 compared to $215 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was a benefit of $17 million for the year ended December 31, 2018 compared to a benefit of $1 million for the prior year. See our Consolidated Results of Operations section for discussion of the drivers of unlocking.

•	The positive impact on DAC from lower than expected lapses on variable annuities was $10 million.
Protection
The following table presents the results of operations of our Protection segment on an operating basis:

	Years Ended December 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$47	$48	$(1)	(2)%
Distribution fees	93	91	2	2
Net investment income	289	280	9	3
Premiums	204	211	(7)	(3)
Other revenues	463	353	110	31
Total revenues	1,096	983	113	11
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,096	983	113	11
Expenses
Distribution expenses	48	51	(3)	(6)
Interest credited to fixed accounts	200	186	14	8
Benefits, claims, losses and settlement expenses	404	293	111	38
Amortization of deferred acquisition costs	35	45	(10)	(22)
Interest and debt expense	14	13	1	8
General and administrative expense	140	139	1	1
Total expenses	841	727	114	16
Adjusted operating earnings	$255	$256	$(1)	—%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) and mean reversion related impacts, was essentially flat at $255 million for the year ended December 31, 2018 compared to $256 million for the prior year.

Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and reinsurance accrual offset to the market impact on IUL benefits, increased $113 million, or 11%, to $1.1 billion for the year ended December 31, 2018 compared to $983 million for the prior year.
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
Expenses
Total expenses, which exclude the market impact on IUL benefits (net of hedges and the related DAC amortization), mean reversion related impacts and the DAC offset to net realized investment gains or losses, increased $114 million, or 16%, to $841 million for the year ended December 31, 2018 compared to $727 million for the prior year.
Interest credited to fixed accounts increased $14 million, or 8%, to $200 million for the year ended December 31, 2018 compared to $186 million for the prior year primarily driven by higher fixed account values associated with UL and VUL insurance.
Benefits, claims, losses and settlement expenses increased $111 million, or 38%, to $404 million for the year ended December 31, 2018 compared to $293 million for the prior year primarily reflecting the following impacts:

•
The impact of unlocking was an expense of $101 million for the year ended December 31, 2018 compared to a benefit of $14 million for the prior year. See our Consolidated Results of Operations section for discussion of the drivers of unlocking.

•	A $14 million decrease in DI claims, partially offset by a $4 million increase in life claims.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an operating basis:

	Years Ended December 31,		Change
	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$5	$5	$—	—%
Distribution fees	6	5	1	20
Net investment income	177	118	59	50
Premiums	1,148	1,102	46	4
Other revenues	6	7	(1)	(14)
Total revenues	1,342	1,237	105	8
Banking and deposit interest expense	6	3	3	NM
Total net revenues	1,336	1,234	102	8
Expenses
Distribution expenses	10	6	4	67
Benefits, claims, losses and settlement expenses	1,226	1,229	(3)	—
Amortization of deferred acquisition costs	52	53	(1)	(2)
Interest and debt expense	37	39	(2)	(5)
General and administrative expense	315	375	(60)	(16)
Total expenses	1,640	1,702	(62)	(4)
Operating loss	$(304)	$(468)	$164	35%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $164 million, or 35%, to $304 million for the year ended December 31, 2018 compared to $468 million for the prior year.

Net investment income increased $59 million, or 50%, to $177 million for the year ended December 31, 2018 compared to $118 million for the prior year primarily due to a $51 million impairment of our investment in affordable housing partnerships in 2017 due to the enactment of the Tax Act.
Premiums increased $46 million, or 4%, to $1.1 billion for the year ended December 31, 2018 compared to the prior year due to higher average premium in both auto and home insurance products and higher auto policies in force.
General and administrative expense decreased $60 million, or 16%, to $315 million for the year ended December 31, 2018 compared to $375 million for the prior year primarily due to a $21 million decline in DOL planning and implementation expenses, lower performance-based compensation and a $9 million expense in the prior year related to the renegotiation of a vendor arrangement.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, indexed annuities and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2019. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $341 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2019 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the year ended December 31, 2019. At December 31, 2019 and 2018, we had $3.7 billion and $2.9 billion, respectively, in cash and cash equivalents excluding CIEs. We have additional liquidity available through an unsecured revolving credit facility for up to $750 million that expires in October 2022. Under the terms of the credit agreement, we can increase this facility to $1.0 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2019, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at December 31, 2019.
On October 1, 2019, we completed the sale of AAH and received gross proceeds of $1.1 billion in cash at closing. After a payment to an affinity partner, the net proceeds were $1.0 billion.
On March 22, 2019, we issued $500 million of 3.00% senior notes due 2022 and incurred debt issuance costs of $3 million. A portion of the net proceeds was used to repay $300 million principal amount of our 7.3% senior notes which matured on June 28, 2019. The remainder of the net proceeds will be used for general corporate purposes.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of December 31, 2019 and 2018 was nil and $50 million, respectively, which is collateralized with agency residential mortgage backed securities from our investment portfolio. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of December 31, 2019 and 2018, we had borrowings from the FHLB of $201 million and $151 million, respectively, which is collateralized with commercial mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) (previously Ameriprise Financial Services, Inc. until January 2020) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp. (“CMIS”), our investment advisory company, Columbia Management Investment Advisers, LLC (“CMIA”), and Ameriprise International Holdings GmbH, which is the parent company of Threadneedle Asset Management Holdings Sàrl. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
RiverSource Life (1)(2)	$2,924	$3,382	$601	$675
RiverSource Life of NY (1)(2)	235	266	38	40
IDS Property Casualty Insurance Company (1)(3)(8)	N/A	789	N/A	233
Ameriprise Insurance Company (1)(3)(8)	N/A	49	N/A	3
ACC (4)(5)	430	444	402	420
Threadneedle Asset Management Holdings Sàrl (6)	287	218	183	173
Ameriprise Bank, FSB (4)(7)	300	24	180	10
AFS (3)(4)	94	108	#	#
Ameriprise Captive Insurance Company (3)	48	51	9	9
Ameriprise Trust Company (3)	35	32	32	27
AEIS (3)(4)	133	136	22	23
RiverSource Distributors, Inc. (3)(4)	13	13	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	16	18	#	#
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2019 and 2018.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at December 31, 2019 represent calculations at September 30, 2019 of the rule based requirements, as specified by FCA regulations.
(7) Regulatory capital requirement is based on minimum requirements for well capitalized banks in accordance with the Office of the Comptroller of the Currency (“OCC”).
(8) The Company sold AAH on October 1, 2019.
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
During the year ended December 31, 2019, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.7 billion and contributed cash to its subsidiaries of $368 million. During the year ended December 31, 2018, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.7 billion and contributed cash to its subsidiaries of $73 million.

The table below presents the historical subsidiary capacity for dividends and other distributions to the parent holding company in each of the years ended December 31:

	2019	2018	2017
	(in millions)
RiverSource Life (1)	$1,676	$958	$700
Ameriprise Bank, FSB	20	4	5
ACC (2)	96	25	37
CMIA	368	395	388
CMIS	48	39	25
Ameriprise International Holdings GmbH	231	446	367
Ameriprise Trust Company	3	6	4
Ameriprise Captive Insurance Company	54	64	64
RiverSource Distributors, Inc.	12	12	12
AMPF Holding Corporation	1,092	1,027	752
Total capacity	$3,600	$2,976	$2,354
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
The following table presents cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2019	2018	2017
	(in millions)
RiverSource Life	$1,350	$750	$700
Ameriprise Bank, FSB	(260)	—	—
ACC	69	(33)	10
CMIA	286	308	298
CMIS	40	—	—
Ameriprise International Holdings GmbH (1)	116	393	109
Ameriprise Advisor Capital, LLC (2)	(84)	401	(70)
Ameriprise Captive Insurance Company	15	10	5
AMPF Holding Corporation	920	840	614
Total	$2,452	$2,669	$1,666
(1) Includes forgiveness of parent holding company debt of $81 million and $195 million for the years ended December 31, 2019 and 2018, respectively.
(2) In 2018, the amount includes $351 million from a securitized portfolio of advisor loans which were previously held at Ameriprise Advisor Capital, LLC. The securitization transaction eliminated in consolidation.
In 2009, RiverSource Life established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with our domiciliary regulator and rating agencies. GLIC is domiciled in Delaware, so in the event GLIC were subjected to rehabilitation or insolvency proceedings, such proceedings would be located in (and governed by) Delaware laws. Delaware courts have a long tradition of respecting commercial and reinsurance affairs, as well as contracts among sophisticated parties. Similar credit protections to what we have with GLIC have been tested and respected in Delaware and elsewhere in the United States, and as a result we believe our credit protections would be respected even in the unlikely event that GLIC becomes subject to rehabilitation or insolvency proceedings in Delaware. Accordingly, while no credit protections are perfect, we believe the correct way to think about the risks represented by our counterparty credit exposure to GLIC is not the full amount of the gross liability that GLIC reinsures, but a much smaller net exposure to GLIC (if any that might exist after taking into account our credit protections). Thus, management believes that our agreement and offsetting non LTC legacy arrangements with Genworth will enable RiverSource Life to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.

Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $518 million and $516 million for the years ended December 31, 2019 and 2018, respectively. On January 29, 2020, we announced a quarterly dividend of $0.97 per common share. The dividend will be paid on February 28, 2020 to our shareholders of record at the close of business on February 14, 2020.
In April 2017, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through June 30, 2019, which was exhausted in the second quarter of 2019. In February 2019, our Board of Directors authorized an additional repurchase up to $2.5 billion of our common stock through March 31, 2021. As of December 31, 2019, we had $1.1 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2019, we repurchased a total of 13.4 million shares of our common stock at an average price of $141.87 per share.
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
Operating Activities
Net cash provided by operating activities decreased $256 million to $2.3 billion for the year ended December 31, 2019 compared to $2.6 billion for the prior year primarily reflecting a $375 million decrease in cash from changes in restricted and segregated investments, a $264 million decrease in cash from changes in brokerage deposits and a $100 million payment to an affinity partner in connection with the sale of AAH, partially offset by changes in receivables.
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
Net cash used in investing activities increased $2.6 billion to $3.2 billion for the year ended December 31, 2019 compared to $587 million for the prior year primarily reflecting a $3.6 billion increase in cash used for purchases of Available-for-Sale securities, a $193 million decrease in proceeds from sales of Available-for-Sale securities, a $635 million decrease in net cash flows related to investments of consolidated investment entities, a $251 million decrease in cash related to the fixed annuities reinsurance arrangement and a $138 million decrease to cash related to written options with deferred premiums, partially offset by a $1.5 billion increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities and $934 million in proceeds from the sale of AAH, net of cash and cash equivalents sold of $204 million. See Note 19 to our Consolidated Financial Statements for additional information on the sale of AAH.
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
Financing Activities
Net cash provided by financing activities was $1.2 billion for the year ended December 31, 2019 compared to net cash used in financing activities of $1.3 billion for the prior year primarily reflecting a $3.8 billion increase in net cash inflows from banking deposits, proceeds of $497 million from issuance of debt and a $508 million decrease in net cash outflows related to CIE debt, partially offset by a $1.9 billion decrease in cash related to investment certificates due to certificate net outflows, repayment of $300 million of our senior notes in June 2019 and a $313 million increase in share repurchases.
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

Contractual Commitments
The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. The table excludes obligations of CIEs as they are not direct obligations of the Company and have recourse only to the assets of the CIEs. Estimated cash payments due by period as of December 31, 2019 were as follows:

	Total	2020	2021-2022	2023-2024	2025 and Thereafter
	(in millions)
Balance Sheet
Senior notes (1)	$3,050	$750	$500	$1,300	$500
Insurance and annuities (2)	48,321	2,093	3,998	3,737	38,493
Investment certificates (3)	7,522	7,198	324	—	—
Deferred premium options (4)	1,117	214	356	196	351
Lease obligations	300	61	98	73	68
Affordable housing and other real estate partnerships (5)	22	14	4	2	2

Off-Balance Sheet
Purchase obligations (6)	779	296	276	105	102
Interest on senior notes (7)	350	88	148	89	25
Interest on lease obligations	32	8	14	6	4
Total	$61,493	$10,722	$5,718	$5,508	$39,545
(1) See Note 14 to our Consolidated Financial Statements for more information about our long-term debt.
(2) These scheduled payments are represented by reserves of approximately $30.5 billion at December 31, 2019 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. The estimated payments are presented gross before reinsurance. The scheduled payments are undiscounted and exceed the corresponding liability at December 31, 2019. Actual payment obligations may differ if experience varies from these assumptions. As of December 31, 2019, the projected period for which cash payments will be made is 40 years. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.
(3) The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.
(4) The fair value of these commitments included on the Consolidated Balance Sheets was $1.0 billion as of December 31, 2019. See Note 17 to our Consolidated Financial Statements for more information about our deferred premium options.
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
(6) Purchase obligations include the minimum contractual amounts by period under contracts that were in effect at December 31, 2019. Many of the purchase agreements giving rise to these purchase obligations include termination clauses that may require payment of termination fees if the agreements are terminated by us without cause prior to their stated expiration; however, the table reflects the amounts to be paid assuming the contracts are not terminated.
(7) Interest on senior notes was estimated based on rates in effect as of December 31, 2019.
In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. In 2020, we expect to contribute $16 million to our pension plans and $1 million to our defined benefit postretirement plans. See Note 25 to our Consolidated Financial Statements for additional information.
Total funding commitments related to loans and private funds, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $61 million and $12 million, respectively, at December 31, 2019. For additional information relating to these contractual commitments, see Note 26 to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We provide asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds, property funds and other private funds, which are sponsored by us. We consolidate certain CLOs. We have determined that consolidation is not required for hedge funds, property funds and other private funds, which are sponsored by us. Our maximum exposure to loss with respect to our investment in these non-consolidated entities is limited to our carrying value and future funding commitments that are legally binding. Other than future funding commitments that are legally binding, we have no obligation to provide further financial or other support to these investment entities nor have we provided any support to these investment entities. See Note 5 and Note 26 to our Consolidated Financial Statements for additional information on our arrangements with these investment entities.
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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with banking supervision and bank holding company and related laws and regulations or in light of state-based and other fiduciary rules, the SEC best interest standards, or similar rulemaking or standards such as the Certified Financial Planner Board standards pertaining to the fiduciary status and other attributes of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts and related issues;

•	investment management performance and distribution partner and consumer acceptance of the Company’s products;

•	effects of competition in the financial services industry, including pricing pressure, the introduction of new products and services and changes in product distribution mix and distribution channels;

•
changes to the Company’s reputation that may arise from employee or advisor misconduct or error, legal or regulatory actions, cybersecurity incidents, perceptions of the financial services industry generally, improper management of conflicts of interest or otherwise;

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

•	the elimination of LIBOR and the unknown transition to alternative rates over the next two years;

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

•
experience deviations from the Company’s assumptions regarding morbidity, mortality, persistency and premium rate increases in certain annuity and insurance products (including, but not limited to, variable annuities and long term care policies), or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders, or from assumptions regarding interest rates or asset yield assumed in the Company's loss recognition testing of its long term care business;

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems (or other cybersecurity incidents), or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the ongoing negotiations and disruption following the June 2016 UK referendum on membership in the European Union), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

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

The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2019:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(263)	$4	$(259)
DAC and DSIC amortization (2)(3)	(33)	—	(33)
Variable annuity riders:
GMDB and GMIB (3)	(11)	—	(11)
GMWB (3)	(378)	306	(72)
GMAB	(26)	25	(1)
DAC and DSIC amortization (4)	N/A	N/A	16
Total variable annuity riders	(415)	331	(68)
Macro hedge program (5)	—	256	256
Indexed annuities	7	(5)	2
Certificates	3	(3)	—
IUL insurance	79	(67)	12
Total	$(622)	$516	$(90)	(6)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(49)	$—	$(49)

Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,228	(1,394)	(166)
GMAB	22	(25)	(3)
DAC and DSIC amortization (4)	N/A	N/A	25
Total variable annuity riders	1,250	(1,419)	(144)
Macro hedge program (5)	—	(6)	(6)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	57	—	57
Banking deposits	20	—	20
Brokerage client cash balances	129	—	129
Indexed annuities	(1)	—	(1)
Certificates	13	—	13
IUL insurance	15	3	18
Total	$1,434	$(1,422)	$37
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
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(259) million.
The above results compare to an estimated negative net impact to pretax income of $213 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $25 million related to a 100 basis point increase in interest rates as of December 31, 2018. Our previous disclosure estimating the impact from a 100 basis point increase in interest rates as of December 31, 2018 was $541 million and did not reflect mitigation enhancements made to our hedge programs and overstated the impact to IUL insurance. The change in equity price exposure as of December 31, 2019 compared to prior year-end was driven by a larger estimated positive impact from our macro hedge program, which has been expanded.
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. As of December 31, 2019, the value of our assets under management was $778.1 billion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We do not currently hedge the interest rate or equity price risk of this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities as of December 31, 2019 was $80.1 billion. These contract values include GMWB and GMAB contracts which were $48.8 billion and $2.5 billion, respectively, as of December 31, 2019. As of December 31, 2019, reserves for GMWB were net liabilities of $1.5 billion and reserves for GMAB were net assets of $39 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. As of December 31, 2019, the reserve for GMDB and GMIB was a net liability of $23 million.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $30.5 billion in policyholder account balances, future policy benefits and claims on our Consolidated Balance Sheets as of December 31, 2019, $16.2 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.1 billion and 3.0%, respectively, as of December 31, 2019. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $10.0 billion and had a weighted average yield of 2.7% as of December 31, 2019. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2019 was approximately 2.7%.
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
The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2019 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$0.9	$0.5	$0.4	$0.1	$1.9
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	8.0	—	—	—	8.0
4% - 5.00%	5.5	—	—	—	5.5
Total	$14.9	$0.5	$0.4	$0.1	$15.9

Percentage of Account Values That Reset In:
Next 12 months (1)	100%	85%	58%	90%	98%
> 12 months to 24 months (2)	—	6	17	—	1
> 24 months (2)	—	9	25	10	1
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with 12 or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than 12 months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
Our equity indexed annuity (“EIA”) product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index, which is guaranteed for the initial seven-year term when the contract is held to full term. As of December 31, 2019, we had $18 million in liabilities related to EIAs. We discontinued new sales of EIAs in 2007.

Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, we purchase futures, which generate returns to replicate what we must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from EIAs are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial as of December 31, 2019.
Fixed Index Annuities
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). We offer S&P 500® Index and MSCI® EAFE Index account options. Both options offer two crediting durations, one-year and two-year. The contractholder may allocate all or a portion of the policy value to a fixed or indexed account. The contractholder can choose to add a GMWB for life rider for an additional fee. As of December 31, 2019, we had $291 million in liabilities related to fixed index annuities.
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
Banking Deposits and Brokerage Client Cash Balances
We pay interest on banking deposits and certain brokerage client cash balances and have the ability to reset these rates from time to time based on prevailing economic and business conditions. We earn revenue to fund the interest paid from interest-earning assets or fees from off-balance sheet deposits at FDIC insured institutions, which are indexed to short-term interest rates. In general, the change in interest paid lags the change in revenues earned.
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 48 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $14.4 billion in customer deposits as of December 31, 2019, $7.0 billion related to reserves for our fixed rate certificate products.
Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. As of December 31, 2019, we had $463 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial as of December 31, 2019.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor).

We offer an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2019, we had $1.9 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds (“GBP”) related to our net investment in Threadneedle, which was 578 million GBP as of December 31, 2019. Our primary exposure related to operations in foreign countries is to the GBP, the Euro and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. As of December 31, 2019, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
Interest Rate Risk on External Debt
The stated interest rate on the $3.1 billion of our senior unsecured notes is fixed. We entered into interest rate swap agreements to effectively convert the fixed interest rate on $0.4 billion of the senior unsecured notes to floating interest rates based on six-month LIBOR. We hedged the debt in part to better align the interest expense on debt with the interest earned on cash equivalents held on our Consolidated Balance Sheets. The net interest rate risk of these items is immaterial.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2019, our largest reinsurance credit risk is related to a LTC coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 8 to our Consolidated Financial Statements for additional information on reinsurance.

Ameriprise Financial, Inc.

Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ameriprise Financial, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the reserves for long term care policies
As described in Notes 2 and 11 to the consolidated financial statements, the total reserves for long term care policies was $5,302 million as of December 31, 2019, which is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Liabilities for estimates of benefits that will become payable on future claims on long term care policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Management utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests, using current best estimate assumptions. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. In 2019, management’s current best estimate assumptions included expected premium rate increases, benefit reductions, morbidity rates, policy persistency and interest rates earned on assets supporting the liability, and resulted in the recognition of a premium deficiency and losses of $8 million that were recorded through benefits, claims, losses and expenses.
The principal considerations for our determination that performing procedures relating to the valuation of the reserves for long term care policies is a critical audit matter are (i) there was significant judgment by management when developing the estimate of the long term care reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the current best estimate assumptions, including expected premium rate increases, benefit reductions, morbidity rates, policy persistency and interest rates earned on assets supporting the liability, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the valuation of the reserves for long term care policies, including controls over the Company’s development of the current best estimate assumptions. These procedures also included, among others, evaluating the reasonableness of the assumptions used, including expected premium rate increases, benefit reductions, morbidity rates, policy persistency and interest rates earned on assets supporting the liability, and testing the completeness and accuracy of underlying data used by management in the development of the current best estimate assumptions. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s current best estimate assumptions used in the valuation of reserves for long term care policies.
Valuation of the embedded derivatives in certain variable annuity riders
As described in Notes 2, 11, 12, and 15 to the consolidated financial statements, management values embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. As there is no active market for the transfer of these embedded derivatives, such models calculate fair value by discounting expected cash flows. As of December 31, 2019, the net embedded derivative liability in certain variable annuity riders was $763 million, and is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Management’s discounted cash flow model for estimating fair value includes observable capital market assumptions and incorporates significant unobservable inputs related to implied volatility, non-performance risk and contractholder behavior assumptions that include margins for risk, all of which management believes an exit market participant would expect.
The principal considerations for our determination that performing procedures relating to the valuation of the embedded derivatives in certain variable annuity riders is a critical audit matter are (i) there was significant judgment and estimation by management when developing the fair value of the embedded derivatives in certain variable annuity riders, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained relating to management’s estimates and significant unobservable inputs related to implied volatility, non-performance risk and contractholder behavior assumptions that include margins for risk, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the valuation of embedded derivatives in certain variable annuity riders, including controls over the significant unobservable inputs. These procedures also included, among others, testing management’s process for developing the fair value estimate, evaluating the reasonableness of the significant unobservable inputs related to implied volatility, non-performance risk and contractholder behavior assumptions that include margins for risk, and testing the completeness and accuracy of underlying data used by management in the development of the significant unobservable inputs. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of certain significant unobservable inputs related to implied volatility, non-performance risk and contractholder behavior assumptions that include margins for risk.
Valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities
As described in Notes 2, 11, and 12 to the consolidated financial statements, the Company issues universal life, variable universal life and variable annuity policies that have product features that are accounted for as insurance liabilities. The liability for these policies, which is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet, is determined using actuarial models to estimate the present value of the projected benefits in excess of account value and expected assessments.

Significant assumptions used by management in projecting the present value of future benefits and assessments include customer asset value growth rates, mortality, persistency, and investment margins, and additionally for variable annuity policies, benefit utilization.
The principal considerations for our determination that performing procedures relating to the valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities is a critical audit matter are (i) there was significant judgment by management when developing the estimate of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions, including customer asset value growth rates, mortality, persistency, benefit utilization and investment margins, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, including controls over the development of the significant assumptions. These procedures also included, among others, testing management’s process for developing the estimate, evaluating the reasonableness of the significant assumptions used, including customer asset value growth rates, mortality, persistency, benefit utilization and investment margins, and testing the completeness and accuracy of underlying data used by management in the development of the significant assumptions. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s significant assumptions, including customer asset value growth rates, mortality, persistency, benefit utilization and investment margins.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 26, 2020

We have served as the Company’s auditor since 2010.

Ameriprise Financial, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$7,015	$6,776	$6,415
Distribution fees	1,919	1,877	1,757
Net investment income	1,463	1,596	1,509
Premiums	1,214	1,426	1,394
Other revenues	1,279	1,249	1,105
Gain on disposal of business	213	—	—
Total revenues	13,103	12,924	12,180
Banking and deposit interest expense	136	89	48
Total net revenues	12,967	12,835	12,132
Expenses
Distribution expenses	3,810	3,637	3,397
Interest credited to fixed accounts	669	674	656
Benefits, claims, losses and settlement expenses	2,576	2,302	2,233
Amortization of deferred acquisition costs	179	322	267
Interest and debt expense	214	245	207
General and administrative expense	3,287	3,171	3,158
Total expenses	10,735	10,351	9,918
Pretax income	2,232	2,484	2,214
Income tax provision	339	386	734
Net income	$1,893	$2,098	$1,480

Earnings per share
Basic	$14.12	$14.41	$9.60
Diluted	$13.92	$14.20	$9.44

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(29)	$—	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	7	—	—
Net impairment losses recognized in net investment income	$(22)	$—	$(1)
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$1,893	$2,098	$1,480
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	17	(31)	(8)
Net unrealized gains (losses) on securities	556	(465)	7
Net unrealized gains (losses) on derivatives	(2)	—	3
Defined benefit plans	(18)	(23)	28
Other	—	—	(1)
Total other comprehensive income (loss), net of tax	553	(519)	29
Total comprehensive income	$2,446	$1,579	$1,509
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$3,709	$2,931
Cash of consolidated investment entities	118	166
Investments	37,915	35,825
Investments of consolidated investment entities, at fair value	1,606	1,706
Separate account assets	87,488	77,925
Receivables	7,202	6,173
Receivables of consolidated investment entities, at fair value	8	12
Deferred acquisition costs	2,698	2,776
Restricted and segregated cash, cash equivalents and investments	2,386	2,910
Other assets	8,698	6,792
Total assets	$151,828	$137,216

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,512	$30,124
Separate account liabilities	87,488	77,925
Customer deposits	14,430	11,545
Short-term borrowings	201	201
Long-term debt	3,097	2,867
Debt of consolidated investment entities, at fair value	1,628	1,743
Accounts payable and accrued expenses	1,884	1,862
Other liabilities	6,775	5,239
Other liabilities of consolidated investment entities, at fair value	84	122
Total liabilities	146,099	131,628

Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 329,842,827 and 328,537,214, respectively)	3	3
Additional paid-in capital	8,461	8,260
Retained earnings	14,279	12,909
Treasury shares, at cost (205,903,593 and 192,206,467 shares, respectively)	(17,276)	(15,293)
Accumulated other comprehensive income (loss), net of tax	262	(291)
Total equity	5,729	5,588
Total liabilities and equity	$151,828	$137,216
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Statements of Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except share data)
Balances at January 1, 2017	154,759,904	$3	$7,765	$10,348	$(12,027)	$200	$6,289
Comprehensive income:
Net income	—	—	—	1,480	—	—	1,480
Other comprehensive income, net of tax	—	—	—	—	—	29	29
Total comprehensive income							1,509
Dividends to shareholders	—	—	—	(502)	—	—	(502)
Repurchase of common shares	(12,388,348)	—	—	—	(1,675)	—	(1,675)
Share-based compensation plans	4,263,108	—	320	—	54	—	374
Balances at December 31, 2017	146,634,664	3	8,085	11,326	(13,648)	229	5,995
Cumulative effect of adoption of equity securities guidance	—	—	—	1	—	(1)	—
Comprehensive income:
Net income	—	—	—	2,098	—	—	2,098
Other comprehensive loss, net of tax	—	—	—	—	—	(519)	(519)
Total comprehensive income							1,579
Dividends to shareholders	—	—	—	(516)	—	—	(516)
Repurchase of common shares	(12,124,840)	—	—	—	(1,705)	—	(1,705)
Share-based compensation plans	1,820,923	—	175	—	60	—	235
Balances at December 31, 2018	136,330,747	3	8,260	12,909	(15,293)	(291)	5,588
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	(5)	—	—	(5)
Comprehensive income:
Net income	—	—	—	1,893	—	—	1,893
Other comprehensive income, net of tax	—	—	—	—	—	553	553
Total comprehensive income							2,446
Dividends to shareholders	—	—	—	(518)	—	—	(518)
Repurchase of common shares	(14,396,367)	—	—	—	(2,039)	—	(2,039)
Share-based compensation plans	2,004,854	—	201	—	56	—	257
Balances at December 31, 2019	123,939,234	$3	$8,461	$14,279	$(17,276)	$262	$5,729
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Cash Flows from Operating Activities
Net income	$1,893	$2,098	$1,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	183	198	234
Deferred income tax expense (benefit)	(308)	25	156
Share-based compensation	135	144	121
Gain on disposal of business before affinity partner payment	(313)	—	—
Net realized investment (gains) losses	(16)	(9)	(50)
Net trading (gains) losses	(10)	(12)	(7)
Loss from equity method investments	95	63	100
Other-than-temporary impairments and provision for loan losses	22	—	—
Net (gains) losses of consolidated investment entities	9	(47)	5
Changes in operating assets and liabilities:
Restricted and segregated investments	124	499	(348)
Deferred acquisition costs	(112)	4	(35)
Policyholder account balances, future policy benefits and claims, net	358	528	(441)
Derivatives, net of collateral	415	(144)	595
Receivables	324	(398)	(457)
Brokerage deposits	(519)	(255)	(198)
Accounts payable and accrued expenses	46	(100)	206
Other operating assets and liabilities of consolidated investment entities, net	(12)	29	—
Other, net	27	(26)	162
Net cash provided by (used in) operating activities	2,341	2,597	1,523

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	242	435	454
Maturities, sinking fund payments and calls	8,202	6,738	4,957
Purchases	(11,911)	(8,346)	(5,419)
Proceeds from sales, maturities and repayments of mortgage loans	272	295	699
Funding of mortgage loans	(354)	(235)	(479)
Proceeds from sales, maturities and collections of other investments	276	722	329
Purchase of other investments	(288)	(653)	(519)
Purchase of investments by consolidated investment entities	(644)	(411)	(1,268)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	684	1,086	1,349
Purchase of land, buildings, equipment and software	(143)	(162)	(162)
Proceeds from disposal of business, net of cash and cash equivalents sold	934	—	—
Cash paid for written options with deferred premiums	(308)	(133)	(82)
Cash received from written options with deferred premiums	170	133	77
Cash paid for deposit receivable	(349)	—	—
Cash received for deposit receivable	98	—	—
Other, net	(115)	(56)	(107)
Net cash provided by (used in) investing activities	$(3,234)	$(587)	$(171)
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2019	2018	2017
	(in millions)

Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$5,110	$6,238	$4,725
Maturities, withdrawals and cash surrenders	(5,489)	(4,745)	(4,262)
Policyholder account balances:
Deposits and other additions	2,152	1,933	2,059
Net transfers from (to) separate accounts	(86)	(75)	(157)
Surrenders and other benefits	(1,728)	(1,904)	(1,893)
Change in banking deposits, net	3,788	—	—
Cash paid for purchased options with deferred premiums	(396)	(228)	(282)
Cash received from purchased options with deferred premiums	206	254	116
Issuance of long-term debt, net of issuance costs	497	—	—
Repayments of long-term debt	(313)	(13)	(11)
Dividends paid to shareholders	(504)	(506)	(491)
Repurchase of common shares	(1,943)	(1,630)	(1,485)
Exercise of stock options	3	2	15
Borrowings of consolidated investment entities	—	936	—
Repayments of debt by consolidated investment entities	(84)	(1,528)	(118)
Other, net	1	3	(1)
Net cash provided by (used in) financing activities	1,214	(1,263)	(1,785)
Effect of exchange rate changes on cash	9	(8)	35
Net increase (decrease) in cash and cash equivalents, including amounts restricted	330	739	(398)
Cash and cash equivalents, including amounts restricted at beginning of period	5,883	5,144	5,542
Cash and cash equivalents, including amounts restricted at end of period	$6,213	$5,883	$5,144

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$272	$221	$181
Interest paid by consolidated investment entities	84	120	88
Income taxes paid, net	609	538	418
Leased assets obtained in exchange for finance lease liabilities	13	—	—
Leased assets obtained in exchange for operating lease liabilities	41	—	—
Non-cash investing activities:
Partnership commitments not yet remitted	4	1	9
Investments transferred in connection with fixed annuity reinsurance transaction	1,265	—	—

		December 31, 2019	December 31, 2018
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents		$3,709	$2,931
Cash of consolidated investment entities		118	166
Restricted and segregated cash, cash equivalents and investments		2,386	2,910
Less: Restricted and segregated investments		—	(124)
Total cash and cash equivalents, including amounts restricted per consolidated statements of cash flows		$6,213	$5,883
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
The impact of these corrections was not material to prior period financial statements.
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

Other Investments
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans, marketable equity securities and credit card receivables. Affordable housing partnerships and seed money investments are accounted for under the equity method. Trading securities, which primarily include common stocks and bonds, are carried at fair value with unrealized and realized gains (losses) recorded in net investment income. Marketable equity securities are recorded at fair value with changes in fair value reflected in net investment income.
Financing Receivables
Commercial Mortgage Loans, Syndicated Loans and Credit Card Receivables
Commercial mortgage loans, syndicated loans and credit card receivables are reflected within investments at amortized cost less the allowance for loan losses. Syndicated loans represent the Company’s investment in below investment grade loan syndications. Interest income is accrued on the unpaid principal balances of the loans as earned.
Other Loans
Other loans primarily consist of policy loans, advisor loans and brokerage margin loans. When originated, policy loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses. Policy loans are reflected within investments at the unpaid principal balance, plus accrued interest.
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
Deposit Receivable
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability related to insurance risk in accordance with applicable accounting standards. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits made are included in receivables. As amounts are received, consistent with the underlying contracts, the deposit receivable is adjusted. The deposit receivable is accreted using the interest method and the accretion is reported in other revenues.
See Note 7 for additional information on the deposit receivable.
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
Allowance for Loan Losses
Management determines the adequacy of the allowance for loan losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios, FICO scores of the borrower, debt service coverage and occupancy rates, along with current economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.
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
Separate Account Assets and Liabilities
Separate account assets represent funds held for the benefit of and separate account liabilities represent the obligation to the variable annuity contractholders and variable life insurance policyholders who have a contractual right to receive the benefits of their contract or policy and bear the related investment risk. Gains and losses on separate account assets accrue directly to the contractholder or policyholder and are not reported in the Company’s Consolidated Statements of Operations. Separate account assets are recorded at fair value and separate account liabilities are equal to the assets recognized.
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
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years. As of December 31, 2019 and 2018, land, buildings, equipment and software were $610 million and $635 million, respectively, net of accumulated depreciation of $1.8 billion and $2.0 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $147 million, $146 million and $141 million, respectively.
Leases
The Company has operating and finance leases for corporate and field offices. The Company determines if an arrangement is a lease at inception or modification. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and corresponding lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of the future lease payments. The incremental borrowing rate is determined at lease commencement date using a secured rate for a similar term as the period of the lease. Certain lease incentives such as free rent periods are recorded as a reduction of the ROU asset. Lease costs for operating ROU assets is recognized on a straight-line basis over the lease term.
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
Operating and finance ROU assets are reflected in other assets. Operating lease liabilities and finance lease liabilities are reflected in other liabilities and long-term debt, respectively.

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
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”), DI and auto and home, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. UL and VUL reinsurance premiums are reported as a reduction of other revenues. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset or contra asset and amortized over the estimated life of the policies in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of other revenues. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the risks associated with non-traditional and traditional long-duration products and short-duration products. Non-traditional long-duration products include variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance products. Prior to the sale of Ameriprise Auto & Home (“AAH”), reserves for short-duration products were established to provide adequately for incurred losses primarily related to auto and home policies. See Note 19 for additional information on the sale of AAH.
Guarantees accounted for as insurance liabilities include guaranteed minimum death benefit (“GMDB”), gain gross-up (“GGU”), guaranteed minimum income benefit (“GMIB”) and the life contingent benefits associated with GMWB. In addition, UL and VUL policies with product features that result in profits followed by losses are accounted for as insurance liabilities.
Guarantees accounted for as embedded derivatives include GMAB and the non-life contingent benefits associated with GMWB. In addition, the portion of indexed annuities and IUL policies allocated to the indexed account is accounted for as an embedded derivative.
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
Liabilities for fixed annuities in a benefit or payout status utilize assumptions established as of the date the payout phase is initiated. The liabilities are the present value of future estimated payments reduced for mortality (which is based on industry mortality tables with modifications based on the Company’s experience) and discounted with interest rates.
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuate based on equity, interest rate and credit markets and the estimate of the Company’s nonperformance risk, which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to indexed annuities and IUL fluctuate based on equity markets and interest rates and the estimate of the Company’s nonperformance risk and is a liability. See Note 15 for information regarding the fair value measurement of embedded derivatives.
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
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and DI insurance policies are based on the net level premium and LTC policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Net level premium includes anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Gross premium valuation includes expected premium rate increases, benefit reductions, morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.
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
Short-Duration Products
Prior to the sale of AAH, liabilities for short-duration products primarily included auto and home reserves comprised of amounts determined from loss reports on individual claims, as well as amounts based on historical loss experience for losses incurred but not yet reported. Such liabilities were based on estimates. The Company’s methods for making such estimates and for establishing the resulting liabilities were continually reviewed, and any adjustments were reflected in earnings in the period such adjustments were made.
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
Share-Based Compensation
The Company measures and recognizes the cost of share-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes the expense (net of estimated forfeitures) on a straight-line basis over the vesting period. Excess tax benefits or deficiencies are created upon distribution or exercise of awards and are recognized as income tax expense or benefit in the income statement. The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model. The Company recognizes the cost of performance share units granted to the Company’s Executive Leadership Team on a fair value basis until fully vested.
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
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and reduce the likelihood of the establishment of a valuation allowance with respect to such assets. See Note 24 for additional information on the Company’s valuation allowance.
Changes in tax rates and tax law are accounted for in the period of enactment. Deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates and the effect is included in income. See Note 24 for further discussion on the enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) and the impact to the Company’s provision for income taxes for the year ended December 31, 2017.
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
Prior to the sale of AAH, premiums on auto and home insurance were net of reinsurance premiums and recognized ratably over the coverage period. Premiums on traditional life, health insurance and immediate annuities with a life contingent feature are net of reinsurance ceded and are recognized as revenue when due.
Variable annuity guaranteed benefit rider charges and cost of insurance charges on UL and VUL insurance (net of reinsurance premiums and cost of reinsurance for universal life insurance products) are recognized as revenue when assessed.

3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Leases – Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard requires most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The standard was effective for interim and annual periods beginning after December 15, 2018. Entities had the option to adopt the standard using a modified retrospective approach at either the beginning of the earliest period presented or as of the date of adoption. The Company adopted the standard using a modified retrospective approach as of January 1, 2019. The Company also elected the package of practical expedients permitted under the transition guidance within the accounting standard that allows entities to carryforward their historical lease classification and to not reassess contracts for embedded leases among other things. The Company recorded a right-of-use asset of $274 million and a corresponding lease liability of $295 million substantially related to real estate leases. The amount the lease liability exceeds the right-of-use asset primarily reflects lease incentives recorded as a reduction of the right-of-use asset that were previously recorded as a liability. The adoption of the standard did not have other material impacts on the Company’s consolidated results of operations or financial condition. See Note 18 for additional disclosures on leases.
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
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard was effective for interim and annual periods beginning after December 15, 2017. The standard was permitted to be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company adopted the revenue recognition guidance on a retrospective basis on January 1, 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the update did not have an impact on these revenues. The Company’s implementation efforts included the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The Company determined that certain payments received primarily related to franchise advisor fees should be presented as revenue rather than a reduction of expense. The impact of the change was an increase to revenues of $105 million and an increase to expenses of $105 million for the year ended December 31, 2017. See Note 4 for new disclosures on revenue from contracts with customers.

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
Compensation – Retirement Benefits – Defined Benefit Plans – General – Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB updated the accounting standards related to disclosures for sponsors of defined benefit plans. The update requires disclosure of the weighted-average interest crediting rate for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The update also eliminates the disclosure of the amounts in AOCI expected to be recognized as components of net period benefit cost over the next fiscal year. The update is effective for annual periods ending after December 15, 2020, and should be applied retrospectively. The Company early adopted the standard in the fourth quarter of 2018 on a retrospective basis. The adoption did not have an impact on the Company’s consolidated results of operations or financial condition.
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
Compensation – Stock Compensation
In March 2016, the FASB updated the accounting standards related to employee share-based payments. The update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. This change is required to be applied prospectively to excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. No adjustment is recorded for any excess tax benefits or tax deficiencies previously recorded in additional paid in capital. The update also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. This provision can be applied on either a prospective or retrospective basis. The update permits entities to make an accounting policy election to recognize forfeitures as they occur rather than estimating forfeitures to determine the recognition of expense for share-based payment awards. The standard was effective for interim and annual periods beginning after December 15, 2016. The Company adopted the standard on January 1, 2017 on a prospective basis, except for the cash flow statement provision, which the Company applied on a retrospective basis. During periods in which the settlement date value differs materially from the grant date fair value of certain share-based payment awards, the Company may experience volatility in income tax recognized in its consolidated results of operations. During the year ended December 31, 2017, the Company recognized net excess tax benefits of $70 million as a reduction to the income tax provision in the consolidated statements of operations. The Company maintained its accounting policy of estimating forfeitures. As a result of the adoption of the standard, net excess tax benefits of $70 million for the year ended December 31, 2017 are included in the Other, net line within operating cash flows on the Company’s consolidated statements of cash flows.
Future Adoption of New Accounting Standards
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the FASB updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to accounting principles related to intraperiod tax allocation (prospective basis), deferred tax liabilities related to outside basis differences (modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption) and year-to-date losses in interim periods (prospective basis). The update also amends existing guidance related to situations when an entity receives a step-up in the tax basis of goodwill (prospective basis), allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements (retrospective basis for all periods presented), interim recognition of enactment of tax laws or rate changes (prospective basis) and franchise taxes and other taxes partially based on income (retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption). The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The method of adoption is noted parenthetically after each amendment above.

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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is effective for interim and annual periods beginning after December 15, 2021. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.
Intangibles – Goodwill and Other – Internal-Use Software – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB updated the accounting standards related to customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. The update requires implementation costs for a CCA to be evaluated for capitalization using the same approach as implementation costs associated with internal-use software. The update also addresses presentation, measurement and impairment of capitalized implementation costs in a CCA that is a service contract. The update requires new disclosures on the nature of hosting arrangements that are service contracts, significant judgements made when applying the guidance and quantitative disclosures, including amounts capitalized, amortized and impaired. The update is effective for interim and annual periods beginning after December 15, 2019, and can be applied either prospectively or retrospectively. The Company adopted the standard using a prospective approach on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated results of operations or financial condition.
Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment
In January 2017, the FASB updated the accounting standards to simplify the accounting for goodwill impairment. The update removes the hypothetical purchase price allocation (Step 2) of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The standard is effective for interim and annual periods beginning after December 15, 2019, and should be applied prospectively with early adoption permitted for any impairment tests performed after January 1, 2017. The Company adopted the standard on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated results of operations or financial condition.

Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company adopted the standard on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated results of operations or financial condition.
4. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Year Ended December 31, 2019
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,783	$—	$—	$—	$1,783	$—	$1,783
Institutional	—	495	—	—	—	495	—	495
Advisory fees	3,156	—	—	—	—	3,156	—	3,156
Financial planning fees	330	—	—	—	—	330	—	330
Transaction and other fees	355	189	55	8	—	607	—	607
Total management and financial advice fees	3,841	2,467	55	8	—	6,371	—	6,371

Distribution fees:
Mutual funds	726	237	—	—	—	963	—	963
Insurance and annuity	875	171	329	28	6	1,409	—	1,409
Other products	680	—	—	—	—	680	—	680
Total distribution fees	2,281	408	329	28	6	3,052	—	3,052

Other revenues	177	4	—	—	—	181	—	181
Total revenue from contracts with customers	6,299	2,879	384	36	6	9,604	—	9,604

Revenue from other sources (1)	436	34	2,075	1,011	1,096	4,652	265	4,917
Total segment gross revenues	6,735	2,913	2,459	1,047	1,102	14,256	265	14,521

Less: Banking and deposit interest expense	136	—	—	—	8	144	—	144
Total segment net revenues	6,599	2,913	2,459	1,047	1,094	14,112	265	14,377

Less: intersegment revenues	924	55	367	62	(6)	1,402	8	1,410
Total net revenues	$5,675	$2,858	$2,092	$985	$1,100	$12,710	$257	$12,967

	Year Ended December 31, 2018
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,874	$—	$—	$—	$1,874	$—	$1,874
Institutional	—	453	—	—	—	453	—	453
Advisory fees	2,865	—	—	—	—	2,865	—	2,865
Financial planning fees	318	—	—	—	—	318	—	318
Transaction and other fees	355	190	57	8	—	610	—	610
Total management and financial advice fees	3,538	2,517	57	8	—	6,120	—	6,120

Distribution fees:
Mutual funds	729	260	—	—	—	989	—	989
Insurance and annuity	890	173	332	28	7	1,430	—	1,430
Other products	622	—	—	—	—	622	—	622
Total distribution fees	2,241	433	332	28	7	3,041	—	3,041

Other revenues	171	3	—	1	—	175	—	175
Total revenue from contracts with customers	5,950	2,953	389	37	7	9,336	—	9,336

Revenue from other sources (1)	328	58	2,087	1,059	1,335	4,867	158	5,025
Total segment gross revenues	6,278	3,011	2,476	1,096	1,342	14,203	158	14,361

Less: Banking and deposit interest expense	89	—	—	—	6	95	—	95
Total segment net revenues	6,189	3,011	2,476	1,096	1,336	14,108	158	14,266

Less: intersegment revenues	952	50	356	61	(5)	1,414	17	1,431
Total net revenues	$5,237	$2,961	$2,120	$1,035	$1,341	$12,694	$141	$12,835

	Year Ended December 31, 2017
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,851	$—	$—	$—	$1,851	$—	$1,851
Institutional	—	495	—	—	—	495	—	495
Advisory fees	2,494	—	—	—	—	2,494	—	2,494
Financial planning fees	297	—	—	—	—	297	—	297
Transaction and other fees	362	202	57	8	—	629	—	629
Total management and financial advice fees	3,153	2,548	57	8	—	5,766	—	5,766

Distribution fees:
Mutual funds	765	289	—	—	—	1,054	—	1,054
Insurance and annuity	855	169	327	28	5	1,384	—	1,384
Other products	475	—	—	—	—	475	—	475
Total distribution fees	2,095	458	327	28	5	2,913	—	2,913

Other revenues	164	2	—	—	—	166	—	166
Total revenue from contracts with customers	5,412	3,008	384	36	5	8,845	—	8,845

Revenue from other sources (1)	252	64	2,115	947	1,232	4,610	154	4,764
Total segment gross revenues	5,664	3,072	2,499	983	1,237	13,455	154	13,609

Less: Banking and deposit interest expense	48	—	—	—	3	51	—	51
Total segment net revenues	5,616	3,072	2,499	983	1,234	13,404	154	13,558

Less: intersegment revenues	953	47	351	62	(2)	1,411	15	1,426
Total net revenues	$4,663	$3,025	$2,148	$921	$1,236	$11,993	$139	$12,132
(1) Revenues not included in the scope of the revenue from contracts with customers standard. The amounts primarily consist of revenue associated with insurance and annuity products or financial instruments.
Prior period revenues for the Protection and Corporate segments in the table above have been restated to reflect the transfer of AAH results to the Corporate segment in the first quarter of 2019. See Note 19 for additional information on the sale of AAH.
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $143 million and $138 million as of December 31, 2019 and 2018, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets, and were $116 million and $112 million as of December 31, 2019 and 2018, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were nil as of both December 31, 2019 and 2018.
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
Intellectual property and software licenses, along with compliance supervision, insurance coverage, and technology services and support are primarily earned based on a monthly fixed fee. These services are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. The consulting and other services performance obligations are satisfied as the services are delivered and revenue is earned based upon the level of service requested. Prior to the implementation of the revenue recognition standard, fees received from the advisors for software licenses, compliance supervision, technology services and support, consulting, and other services were recorded as a reduction to the Company’s expenses to provide the services and totaled $103 million for the year ended December 31, 2017.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $400 million and $644 million as of December 31, 2019 and 2018, respectively.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds, and certain non-U.S. series funds (OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. Other than future funding commitments that are legally binding, the Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its investment nor has the Company provided any support to these entities. See Note 26 for information on future funding commitments.
See Note 2 for further discussion of the Company’s accounting policy on consolidation.
CLOs
CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the value of the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary and has the power to direct the activities that most significantly impact the economic performance of the CLO.
The Company's maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $4 million and $5 million as of December 31, 2019 and 2018, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $12 million and $18 million as of December 31, 2019 and 2018, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil and $7 million as of December 31, 2019 and 2018, respectively.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $15 million and $30 million as of December 31, 2019 and 2018, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $270 million and $352 million as of December 31, 2019 and 2018, respectively. The Company had a $15 million and a $43 million liability recorded as of December 31, 2019 and 2018, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	1	—	—	1
Syndicated loans	—	1,454	143	1,597
Total investments	1	1,462	143	1,606
Receivables	—	8	—	8
Total assets at fair value	$1	$1,470	$143	$1,614

Liabilities
Debt (1)	$—	$1,628	$—	$1,628
Other liabilities	—	84	—	84
Total liabilities at fair value	$—	$1,712	$—	$1,712

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$9	$—	$9
Common stocks	1	1	—	2
Other investments	4	—	—	4
Syndicated loans	—	1,465	226	1,691
Total investments	5	1,475	226	1,706
Receivables	—	12	—	12
Total assets at fair value	$5	$1,487	$226	$1,718

Liabilities
Debt (1)	$—	$1,743	$—	$1,743
Other liabilities	—	122	—	122
Total liabilities at fair value	$—	$1,865	$—	$1,865
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.7 billion as of both December 31, 2019 and 2018.

The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans
	(in millions)
Balance, January 1, 2019	$226
Total gains (losses) included in:
Net income	(2)	(1)
Purchases	91
Sales	(11)
Settlements	(68)
Transfers into Level 3	272
Transfers out of Level 3	(365)
Balance, December 31, 2019	$143

Changes in unrealized gains (losses) included in income relating to assets held at December 31, 2019	$(3)	(1)

	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2018	$4		$180
Total gains (losses) included in:
Net income	6	(1)	(1)	(1)
Purchases	—		97
Sales	(10)		(41)
Settlements	—		(52)
Transfers into Level 3	4		173
Transfers out of Level 3	(2)		(160)
Consolidation of consolidated investment entities	—		54
Deconsolidation of consolidated investment entities	(2)		(24)
Balance, December 31, 2018	$—		$226

Changes in unrealized gains (losses) included in income relating to assets held at December 31, 2018	$—		$(4)	(1)

	Corporate Debt Securities	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2017	$—	$5		$254
Total gains (losses) included in:
Net income	—	(1)	(1)	—
Purchases	—	3		146
Sales	(2)	(2)		(28)
Settlements	—	—		(70)
Transfers into Level 3	2	7		266
Transfers out of Level 3	—	(8)		(388)
Balance, December 31, 2017	$—	$4		$180

Changes in unrealized gains (losses) included in income relating to assets held at December 31, 2017	$—	$(1)	(1)	$(1)	(1)

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
All Level 3 measurements as of December 31, 2019 and 2018 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.

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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2019	2018
	(in millions)
Syndicated loans
Unpaid principal balance	$1,678	$1,743
Excess unpaid principal over fair value	(81)	(52)
Fair value	$1,597	$1,691

Fair value of loans more than 90 days past due	$4	$—
Fair value of loans in nonaccrual status	42	—
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	18	—

Debt
Unpaid principal balance	$1,761	$1,951
Excess unpaid principal over fair value	(133)	(208)
Carrying value (1)	$1,628	$1,743

(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.7 billion as of both December 31, 2019 and 2018.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(9) million, $47 million and $(5) million for the years ended December 31, 2019, 2018 and 2017, respectively.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
Debt of consolidated CLOs due 2025-2030	$1,628	$1,743	3.5%	3.7%

The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 10.6%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
The following is a summary of investments:

	December 31,
	2019	2018
	(in millions)
Available-for-Sale securities, at fair value	$33,129	$31,058
Mortgage loans, net	2,778	2,696
Policy loans	868	861
Other investments	1,140	1,210
Total	$37,915	$35,825

The following is a summary of net investment income:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Investment income on fixed maturities	$1,378	$1,353	$1,349
Net realized gains (losses)	(8)	10	46
Affordable housing partnerships	(98)	(58)	(100)
Other	97	154	108
Consolidated investment entities	94	137	106
Total	$1,463	$1,596	$1,509

Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$10,847	$1,344	$(4)	$12,187	$—
Residential mortgage backed securities	9,954	94	(19)	10,029	—
Commercial mortgage backed securities	5,473	96	(6)	5,563	—
Asset backed securities	1,968	42	(4)	2,006	1
State and municipal obligations	1,131	238	(2)	1,367	—
U.S. government and agency obligations	1,679	1	—	1,680	—
Foreign government bonds and obligations	254	19	(2)	271	—
Other securities	26	—	—	26	—
Total	$31,332	$1,834	$(37)	$33,129	$1

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Corporate debt securities	$13,741	$555	$(230)	$14,066	$—
Residential mortgage backed securities	6,373	34	(78)	6,329	—
Commercial mortgage backed securities	4,975	18	(116)	4,877	—
Asset backed securities	1,373	36	(11)	1,398	1
State and municipal obligations	2,166	192	(13)	2,345	—
U.S. government and agency obligations	1,745	—	—	1,745	—
Foreign government bonds and obligations	298	9	(9)	298	—
Total	$30,671	$844	$(457)	$31,058	$1
(1)  Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2019 and 2018, investment securities with a fair value of $2.2 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $576 million and $510 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both December 31, 2019 and 2018, fixed maturity securities comprised approximately 87% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2019 and 2018, the Company’s internal analysts rated $624 million and $755 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$18,256	$18,437	56%	$13,399	$13,252	43%
AA	1,113	1,304	4	1,571	1,723	5
A	3,008	3,474	10	3,667	3,899	13
BBB	8,178	9,102	28	11,102	11,290	36
Below investment grade (1)	777	812	2	932	894	3
Total fixed maturities	$31,332	$33,129	100%	$30,671	$31,058	100%

(1) The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $5 million and $6 million, respectively, as of both December 31, 2019 and 2018. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of December 31, 2019 and 2018, approximately 45% and 36%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	13	$66	$(1)	23	$173	$(3)	36	$239	$(4)
Residential mortgage backed securities	150	4,328	(10)	118	1,164	(9)	268	5,492	(19)
Commercial mortgage backed securities	52	1,622	(3)	31	314	(3)	83	1,936	(6)
Asset backed securities	34	598	(3)	16	213	(1)	50	811	(4)
State and municipal obligations	5	23	—	4	57	(2)	9	80	(2)
Foreign government bonds and obligations	1	—	—	10	15	(2)	11	15	(2)
Total	255	$6,637	$(17)	202	$1,936	$(20)	457	$8,573	$(37)

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	345	$5,522	$(152)	148	$1,717	$(78)	493	$7,239	$(230)
Residential mortgage backed securities	142	2,029	(18)	175	2,132	(60)	317	4,161	(78)
Commercial mortgage backed securities	104	2,062	(30)	112	1,806	(86)	216	3,868	(116)
Asset backed securities	38	491	(6)	35	396	(5)	73	887	(11)
State and municipal obligations	81	255	(4)	100	254	(9)	181	509	(13)
Foreign government bonds and obligations	17	86	(4)	14	17	(5)	31	103	(9)
Total	727	$10,445	$(214)	584	$6,322	$(243)	1,311	$16,767	$(457)

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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Operations for OTTI related to credit losses on Available-for-Sale securities for which a portion of the securities’ total OTTI was recognized in OCI:

	December 31,
	2019	2018	2017
	(in millions)
Beginning balance	$2	$2	$69
Credit losses for which an other-than-temporary impairment was not previously recognized	15	—	—
Credit losses for which an other-than-temporary impairment was previously recognized	2	—	1
Reductions for securities sold during the period (realized)	(1)	—	(68)
Ending balance	$18	$2	$2

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Gross realized investment gains	$30	$18	$63
Gross realized investment losses	(14)	(9)	(7)
Other-than-temporary impairments	(22)	—	(1)
Total	$(6)	$9	$55

Other-than temporary impairments for the year ended December 31, 2019 primarily related to credit losses on corporate debt securities and investments held by AAH. The Company recognized an impairment of $5 million in the first quarter of 2019 on investments held by AAH as the Company no longer intended to hold the securities until the recovery of fair value to book value. See Note 19 for additional information on the sale of AAH. Other-than temporary impairments for the year ended December 31, 2017 primarily related to credit losses on asset backed securities.
See Note 21 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2019 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,471	$2,476
Due after one year through five years	4,723	4,900
Due after five years through 10 years	2,667	2,890
Due after 10 years	4,076	5,265
	13,937	15,531
Residential mortgage backed securities	9,954	10,029
Commercial mortgage backed securities	5,473	5,563
Asset backed securities	1,968	2,006
Total	$31,332	$33,129
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
7.  Financing Receivables
The Company’s financing receivables primarily include commercial mortgage loans, syndicated loans, policy loans, advisor loans, margin loans, credit card receivables and the deposit receivable. See Note 2 for information regarding the Company’s accounting policies related to loans and the allowance for loan losses.
Allowance for Loan Losses
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. The Company does not have an allowance for loan losses for the deposit receivable as the receivable is supported by a trust and there is minimal risk of loss.

Commercial Mortgage Loans and Syndicated Loans
The following table presents a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2019	2018	2017
	(in millions)
Beginning balance	$24	$26	$29
Charge-offs	(1)	(2)	(2)
Provisions	—	—	(1)
Ending balance	$23	$24	$26

Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	23	24	26
The recorded investment in financing receivables by impairment method was as follows:

	December 31,
	2019	2018
	(in millions)
Individually evaluated for impairment	$17	$24
Collectively evaluated for impairment	3,323	3,239
Total	$3,340	$3,263
As of December 31, 2019 and 2018, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $17 million and $24 million, respectively. Unearned income, unamortized premiums and discounts, and net unamortized deferred fees and costs are not material to the Company’s total loan balance.
During the years ended December 31, 2019, 2018 and 2017, the Company purchased $162 million, $221 million and $200 million, respectively, and sold $54 million, $51 million and $267 million, respectively, of loans. The loans purchased consisted of syndicated loans. The loans sold during 2019 and 2018 consisted of syndicated loans. The loans sold during 2017 primarily consisted of consumer mortgage loans. The Company recorded a loss of $7 million on the sale of consumer mortgage loans during the year ended December 31, 2017.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. As of December 31, 2019 and 2018, principal amounts outstanding for advisor loans were $645 million and $558 million, respectively. As of December 31, 2019 and 2018, allowance for loan losses were $28 million and $25 million, respectively. The allowance for loan losses related to loans to financial advisors is not included in the tabular disclosures above. Of the gross balance outstanding, the portion associated with financial advisors who are no longer affiliated with the Company was $15 million and $18 million as of December 31, 2019 and 2018, respectively. The allowance for loan losses on these loans was $10 million and $13 million as of December 31, 2019 and 2018, respectively.
Credit Card Receivables
In the third quarter of 2019, Ameriprise Bank, FSB acquired a credit card portfolio from a third party bank. The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by the third party. The principal amount outstanding of credit card receivables was $96 million as of December 31, 2019. The allowance for loan losses was not material as of December 31, 2019.
Credit Quality Information
Nonperforming loans were $25 million and $16 million as of December 31, 2019 and 2018, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2019 and 2018. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
East North Central	$239	$216	9%	8%
East South Central	121	107	4	4
Middle Atlantic	182	187	6	7
Mountain	251	237	9	9
New England	54	62	2	2
Pacific	831	814	30	30
South Atlantic	723	731	26	27
West North Central	214	213	8	8
West South Central	182	148	6	5
	2,797	2,715	100%	100%
Less: allowance for loan losses	19	19
Total	$2,778	$2,696

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
Apartments	$692	$621	25%	23%
Hotel	51	43	2	1
Industrial	429	453	15	17
Mixed use	78	54	3	2
Office	419	435	15	16
Retail	931	897	33	33
Other	197	212	7	8
	2,797	2,715	100%	100%
Less: allowance for loan losses	19	19
Total	$2,778	$2,696

Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2019 and 2018 was $543 million and $548 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of December 31, 2019 and 2018 were $11 million and nil, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both December 31, 2019 and 2018. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2019, 2018 and 2017. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
Deposit Receivable
The deposit receivable was $1.5 billion as of December 31, 2019.
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
However, for IUL policies issued after September 1, 2013 and VUL policies issued after January 1, 2014, the Company generally reinsures 50% of the death benefit liability. Similarly, the Company reinsures 50% of the death benefit and morbidity liabilities related to its UL product with LTC benefits.
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
As of both December 31, 2019 and 2018, traditional life and UL insurance policies in force were $195.1 billion, of which $142.8 billion and $142.4 billion as of December 31, 2019 and 2018 were reinsured at the respective year ends.
The effect of reinsurance on premiums for the Company’s traditional long-duration contracts was as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Direct premiums	$621	$621	$637
Reinsurance ceded	(224)	(225)	(227)
Net premiums	$397	$396	$410

Cost of insurance and administrative charges for non-traditional long-duration products are reflected in other revenues and were net of reinsurance ceded of $132 million, $126 million and $114 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The effect of reinsurance on premiums for the Company’s short-duration contracts was as follows:

	Years Ended December 31,
	2019(1)	2018	2017
	(in millions)
Written premiums
Direct	$864	$1,101	$1,119
Ceded	(23)	(55)	(171)
Total net written premiums	$841	$1,046	$948
Earned premiums
Direct	$841	$1,124	$1,107
Ceded	(24)	(94)	(123)
Total net earned premiums	$817	$1,030	$984
(1) 2019 amounts include AAH premiums as of September 30, 2019 prior to the sale.
The amount of claims recovered through reinsurance on all contracts was $407 million, $402 million and $357 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Receivables included $3.2 billion of reinsurance recoverables as of both December 31, 2019 and 2018, respectively, including $2.5 billion related to LTC risk ceded to Genworth, respectively.
Policyholder account balances, future policy benefits and claims include $466 million and $484 million related to previously assumed reinsurance arrangements as of December 31, 2019 and 2018, respectively.
9. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There was a $5 million impairment of indefinite-lived intangible assets recorded for the year ended December 31, 2019. There were no impairments for the years ended December 31, 2018 and 2017.
The changes in the carrying amount of goodwill reported in the Company’s main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Annuities	Protection	Consolidated
	(in millions)
Balance at January 1, 2018	$279	$805	$46	$45	$1,175
Foreign currency translation	—	(16)	—	—	(16)
Purchase price adjustments	—	(1)	—	—	(1)
Balance at December 31, 2018	279	788	46	45	1,158
Foreign currency translation	—	10	—	—	10
Purchase price adjustments	—	(1)	—	—	(1)
Balance at December 31, 2019	$279	$797	$46	$45	$1,167

As of December 31, 2019 and 2018, the carrying amount of indefinite-lived intangible assets included $641 million and $646 million, respectively, of investment management contracts. As of both December 31, 2019 and 2018, the carrying amount of indefinite-lived intangible assets included $69 million of trade names.
Definite-lived intangible assets consisted of the following:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$192	$(146)	$46	$184	$(134)	$50
Contracts	219	(202)	17	215	(193)	22
Other	197	(147)	50	168	(124)	44
Total	$608	$(495)	$113	$567	$(451)	$116

Definite-lived intangible assets acquired during the year ended December 31, 2019 were $35 million with a weighted average amortization period of 5.5 years. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2019, 2018 and 2017 was $37 million, $30 million and $27 million, respectively. In 2019, 2018 and 2017, the Company did not record any impairment charges on definite-lived intangible assets.
Estimated intangible amortization expense as of December 31, 2019 for the next five years is as follows:

(in millions)
2020	$28
2021	25
2022	21
2023	18
2024	6

10.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management updates market-related inputs and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2019 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking to DAC for the year ended December 31, 2018 primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking to DAC for the year ended December 31, 2017 primarily reflected improved persistency and mortality on UL and VUL insurance products and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation.
The balances of and changes in DAC were as follows:

	2019	2018	2017
	(in millions)
Balance at January 1	$2,776	$2,676	$2,648
Capitalization of acquisition costs	291	318	302
Amortization, excluding the impact of valuation assumptions review	(165)	(355)	(279)
Amortization, impact of valuation assumptions review	(14)	33	12
Impact of change in net unrealized (gains) losses on securities	(175)	104	(7)
Disposal of business	(15)	—	—
Balance at December 31	$2,698	$2,776	$2,676

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2019	2018	2017
	(in millions)
Balance at January 1	$251	$276	$302
Capitalization of sales inducement costs	1	2	4
Amortization, excluding the impact of valuation assumptions review	(15)	(43)	(35)
Amortization, impact of valuation assumptions review	—	—	(1)
Impact of change in net unrealized (gains) losses on securities	(19)	16	6
Balance at December 31	$218	$251	$276

11.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2019	2018
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,909	$9,338
Variable annuity fixed sub-accounts	5,103	5,129
UL/VUL insurance	3,110	3,063
IUL insurance	2,025	1,728
Other life insurance	646	683
Total policyholder account balances	19,793	19,941

Future policy benefits
Variable annuity GMWB	1,462	875
Variable annuity GMAB (2)	(39)	(19)
Other annuity liabilities	139	26
Fixed annuity life contingent liabilities	1,444	1,459
Life and DI insurance	1,212	1,221
LTC insurance	5,302	4,981
UL/VUL and other life insurance additional liabilities	1,033	749
Total future policy benefits	10,553	9,292
Policy claims and other policyholders’ funds	166	891
Total policyholder account balances, future policy benefits and claims	$30,512	$30,124

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.

(2)	Includes the fair value of GMAB embedded derivatives that was a net asset as of both December 31, 2019 and 2018 reported as a contra liability.

Fixed Annuities
Fixed annuities include deferred, payout and indexed annuity contracts.
Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.71% to 9.38% as of December 31, 2019, depending on year of issue, with an average rate of approximately 3.83%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
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
Most of the variable annuity contracts currently issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Notes 2 and 12 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GGU and GMIB provisions. See Notes 15 and 17 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.
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
IUL is a UL policy that includes an indexed account. The rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. See Note 17 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 3% to 10% as of December 31, 2019. Anticipated interest rates for DI policies ranged from 3.5% to 7.5% as of December 31, 2019 and for LTC policies ranged from 5.8% to 6.8% as of December 31, 2019.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 6.0% for DI and LTC claims, respectively, as of December 31, 2019.

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
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2019	2018
	(in millions)
Variable annuity	$74,965	$66,913
VUL insurance	7,429	6,451
Other insurance	31	29
Threadneedle investment liabilities	5,063	4,532
Total	$87,488	$77,925

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
12.  Variable Annuity and Insurance Guarantees
The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company also offers variable annuities with GGU, GMWB and GMAB provisions. The Company previously offered contracts containing GMIB provisions. See Notes 2 and 11 for additional information regarding the Company’s variable annuity guarantees.
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
The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on fund performance. At issue the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a “step-up”) in the case of favorable market performance or by a benefit credit if the contract includes this provision.
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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2019				December 31, 2018
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$62,909	$60,967	$5	67	$55,810	$53,872	$417	67
Five/six-year reset	7,983	5,263	7	67	7,670	4,941	112	67
One-year ratchet	5,935	5,600	7	70	5,560	5,210	417	70
Five-year ratchet	1,396	1,340	—	66	1,307	1,251	23	66
Other	1,192	1,174	65	73	1,033	1,014	148	72
Total — GMDB	$79,415	$74,344	$84	67	$71,380	$66,288	$1,117	67

GGU death benefit	$1,115	$1,063	$133	71	$992	$940	$112	70

GMIB	$186	$172	$6	70	$180	$164	$12	69

GMWB:
GMWB	$1,999	$1,993	$1	73	$1,990	$1,984	$3	72
GMWB for life	46,799	46,691	272	68	40,966	40,876	742	68
Total — GMWB	$48,798	$48,684	$273	68	$42,956	$42,860	$745	68

GMAB	$2,528	$2,524	$—	60	$2,456	$2,450	$24	59
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2019		December 31, 2018
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,550	67	$6,513	66

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	5	—	(554)	(56)	84
Paid claims	(4)	(2)	—	—	(29)
Balance at December 31, 2017	17	6	463	(80)	489
Incurred claims	8	2	412	61	201
Paid claims	(6)	—	—	—	(31)
Balance at December 31, 2018	19	8	875	(19)	659
Incurred claims	2	(1)	587	(20)	141
Paid claims	(5)	—	—	—	(42)
Balance at December 31, 2019	$16	$7	$1,462	$(39)	$758

(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2019	2018
	(in millions)
Mutual funds:
Equity	$44,739	$39,764
Bond	23,374	21,190
Other	6,471	5,568
Total mutual funds	$74,584	$66,522

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2019, 2018 and 2017.
13. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2019	2018
	(in millions)
Fixed rate certificates	$7,032	$7,377
Stock market certificates	456	476
Stock market embedded derivative	7	6
Other	27	33
Less: accrued interest classified in other liabilities	(21)	(7)
Total investment certificate reserves	7,501	7,885
Banking and brokerage deposits	6,929	3,660
Total	$14,430	$11,545

Investment Certificates
The Company offers fixed rate investment certificates primarily in amounts ranging from $1,000 to $2 million with interest crediting rate terms ranging from 3 to 48 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate owners are entitled to receive a fixed sum at either maturity or upon demand depending on the type of certificate. Payments from certificate owners are credited to investment certificate reserves, which generally accumulate interest at specified percentage rates. Certain investment certificates allow for a surrender charge on premature surrenders. Reserves for certificates that do not allow for a surrender charge were $2.7 billion as of December 31, 2019. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities.
Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full term and purchasers may participate in increases in the stock market based on the S&P 500® Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 2.75% to 13.25%, depending on the term length. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 17 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company’s stock market certificates.
Banking and Brokerage Deposits
Banking and brokerage deposits are amounts due on demand to customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company pays interest on certain customer credit balances and the interest is included in banking and deposit interest expense.
14. Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
Long-term debt:
Senior notes due 2019	$—	$300	—%	7.3%
Senior notes due 2020	750	750	5.3	5.3
Senior notes due 2022	500	—	3.0	—
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	57	25	N/A	N/A
Other (1)	(10)	(8)	N/A	N/A
Total long-term debt	3,097	2,867

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	151	1.8	2.6
Repurchase agreements	—	50	—	2.6
Total short-term borrowings	201	201
Total	$3,298	$3,068

N/A  Not Applicable.
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
The Company’s senior notes due 2020, 2022, 2023, 2024 and 2026 may be redeemed, in whole or in part, at any time prior to maturity at a price equal to the greater of the principal amount and the present value of remaining scheduled payments, discounted to the redemption date, plus accrued interest.
Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash, which it accounts for as secured borrowings and pledges Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of December 31, 2018 the Company had pledged $52 million of agency residential mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than three months as of December 31, 2018. The stated interest rate of the repurchase agreements is a weighted average annualized interest rate on repurchase agreements held as of the balance sheet date.
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in investments and was $905 million and $780 million, of commercial mortgage backed securities, and $184 million and nil, of residential mortgage backed securities, as of December 31, 2019 and 2018, respectively. The remaining maturity of outstanding FHLB advances was less than two months as of December 31, 2019 and less than three months as of December 31, 2018. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1 billion upon satisfaction of certain approval requirements. As of both December 31, 2019 and 2018, the Company had no borrowings outstanding and $1 million of letters of credit issued against these facilities. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both December 31, 2019 and 2018.
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

Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$267	$2,924	$—	$3,191
Available-for-Sale securities:
Corporate debt securities	—	11,437	750	12,187
Residential mortgage backed securities	—	10,012	17	10,029
Commercial mortgage backed securities	—	5,563	—	5,563
Asset backed securities	—	1,987	19	2,006
State and municipal obligations	—	1,367	—	1,367
U.S. government and agency obligations	1,680	—	—	1,680
Foreign government bonds and obligations	—	271	—	271
Other securities	—	26	—	26
Total Available-for-Sale securities	1,680	30,663	786	33,129
Equity securities	1	—	—	1
Investments at NAV				6	(1)
Trading and other securities	12	26	—	38
Separate account assets at NAV				87,488	(1)
Investments and cash equivalents segregated for regulatory purposes	14	—	—	14
Other assets:
Interest rate derivative contracts	—	1,455	—	1,455
Equity derivative contracts	162	2,722	—	2,884
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	1	17	—	18
Total other assets	163	4,198	—	4,361
Total assets at fair value	$2,137	$37,811	$786	$128,228

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	881	881
GMWB and GMAB embedded derivatives	—	—	763	763	(2)
Total policyholder account balances, future policy benefits and claims	—	3	1,687	1,690	(3)
Customer deposits	—	14	—	14
Other liabilities:
Interest rate derivative contracts	—	418	—	418
Equity derivative contracts	36	3,062	—	3,098
Foreign exchange derivative contracts	1	8	—	9
Other	6	4	44	54
Total other liabilities	43	3,492	44	3,579
Total liabilities at fair value	$43	$3,509	$1,731	$5,283

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$155	$2,350	$—	$2,505
Available-for-Sale securities:
Corporate debt securities	—	13,153	913	14,066
Residential mortgage backed securities	—	6,193	136	6,329
Commercial mortgage backed securities	—	4,857	20	4,877
Asset backed securities	—	1,392	6	1,398
State and municipal obligations	—	2,345	—	2,345
U.S. government and agency obligations	1,745	—	—	1,745
Foreign government bonds and obligations	—	298	—	298
Total Available-for-Sale securities	1,745	28,238	1,075	31,058
Equity securities	—	1	—	1
Investments at NAV				6	(1)
Trading and other securities	36	38	—	74
Separate account assets at NAV				77,925	(1)
Investments and cash equivalents segregated for regulatory purposes	301	—	—	301
Other assets:
Interest rate derivative contracts	—	796	—	796
Equity derivative contracts	191	1,527	—	1,718
Foreign exchange derivative contracts	5	55	—	60
Total other assets	196	2,378	—	2,574
Total assets at fair value	$2,433	$33,005	$1,075	$114,444

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$14	$17
IUL embedded derivatives	—	—	628	628
GMWB and GMAB embedded derivatives	—	—	328	328	(4)
Total policyholder account balances, future policy benefits and claims	—	3	970	973	(5)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	424	—	424
Equity derivative contracts	78	2,076	—	2,154
Credit derivative contracts	—	18	—	18
Foreign exchange derivative contracts	4	31	—	35
Other	13	6	30	49
Total other liabilities	95	2,555	30	2,680
Total liabilities at fair value	$95	$2,564	$1,000	$3,659

(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position as of December 31, 2019.
(3) The Company’s adjustment for nonperformance risk resulted in a $(502) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2019.
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

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$913	$136	$20	$6	$1,075
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)
Other comprehensive income (loss)	31	—	—	(1)	30
Purchases	55	477	—	18	550
Settlements	(248)	(12)	—	—	(260)
Transfers into Level 3	—	—	—	14	14
Transfers out of Level 3	—	(584)	(20)	(18)	(622)
Balance, December 31, 2019	$750	$17	$—	$19	$786

Changes in unrealized gains (losses) relating to assets held at December 31, 2019	$(1)	$—	$—	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970	$30
Total (gains) losses included in:
Net income	8	(2)	209	(2)	80	(3)	297	(3)	(4)
Issues	21		113		361		495	18
Settlements	—		(69)		(6)		(75)	(1)
Balance, December 31, 2019	$43		$881		$763		$1,687	$44

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2019	$—		$209	(2)	$82	(3)	$291	$—

	Available-for-Sale Securities						Other Derivatives Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,139	$155	$—	$7	$1,301		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(3)	(3)
Other comprehensive income (loss)	(26)	1	—	1	(24)		—
Purchases	15	70	72	32	189		3
Settlements	(214)	(29)	—	(1)	(244)		—
Transfers into Level 3	—	—	—	2	2		—
Transfers out of Level 3	—	(61)	(52)	(35)	(148)		—
Balance, December 31, 2018	$913	$136	$20	$6	$1,075		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2018	$(1)	$—	$—	$—	$(1)	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—		$601		$(49)		$552	$28
Total (gains) losses included in:
Net income	(3)	(2)	(9)	(2)	49	(3)	37	2	(4)
Issues	17		90		350		457	—
Settlements	—		(54)		(22)		(76)	—
Balance, December 31, 2018	$14		$628		$328		$970	$30

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2018	$—		$(9)	(2)	$47	(3)	$38	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2017	$1,311	$268	$—	$68	$1	$1,648
Total gains (losses) included in:
Net income	—	—	—	—	1	1	(1)
Other comprehensive income (loss)	(8)	1	—	(4)	—	(11)
Purchases	138	132	65	64	—	399
Sales	—	—	—	—	(1)	(1)
Settlements	(302)	(43)	—	(29)	—	(374)
Transfers into Level 3	—	20	—	27	8	55
Transfers out of Level 3	—	(223)	(65)	(119)	(9)	(416)
Balance, December 31, 2017	$1,139	$155	$—	$7	$—	$1,301

Changes in unrealized gains (losses) relating to assets held at December 31, 2017	$—	$—	$—	$(1)	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims					Other Liabilities
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078	$13
Total (gains) losses included in:
Net income	87	(2)	(977)	(3)	(890)	2	(4)
Issues	92		326		418	13
Settlements	(42)		(12)		(54)	—
Balance, December 31, 2017	$601		$(49)		$552	$28

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2017	$87	(2)	$(946)	(3)	$(859)	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4) Included in general and administrative expense in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(190) million, $281 million and $(71) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2019, 2018 and 2017, respectively.

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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$749	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.8%	1.2%
Asset backed securities	$5	Discounted cash flow	Annual short-term default rate	3.3%
			Annual long-term default rate	3.0%
			Discount rate	12.0%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$881	Discounted cash flow	Nonperformance risk (1)	65 bps
Indexed annuity embedded derivatives	$43	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	65 bps
GMWB and GMAB embedded derivatives	$763	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.5%
			Market volatility (3)	3.7%	–	15.9%
			Nonperformance risk (1)	65 bps
Contingent consideration liabilities	$44	Discounted cash flow	Discount rate	9.0%

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$912	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.6%	1.5%
Asset backed securities	$6	Discounted cash flow	Annual short-term default rate	2.3%
			Annual long-term default rate	2.5%	–	3.0%	2.9%
			Discount rate	11.5%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$628	Discounted cash flow	Nonperformance risk (1)	119 bps
Indexed annuity embedded derivatives	$14	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	119 bps
GMWB and GMAB embedded derivatives	$328	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	4.0%	–	16.1%
			Nonperformance risk (1)	119 bps
Contingent consideration liabilities	$30	Discounted cash flow	Discount rate	9.0%

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

Significant increases (decreases) in the annual default rate and discount rate used in the fair value measurement of Level 3 asset backed securities in isolation, generally, would have resulted in a significantly lower (higher) fair value measurement and significant increases (decreases) in loss recovery in isolation would have resulted in a significantly lower (higher) fair value measurement.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2019 and 2018. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
There is no active market for the transfer of the Company’s embedded derivatives attributable to the provisions of certain variable annuity riders, index annuity and IUL products.
The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value as the present value of future expected benefit payments less the present value of future expected rider fees attributable to the embedded derivative feature. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to implied volatility as well as contractholder behavior assumptions that include margins for risk, all of which the Company believes an exit market participant would expect. The fair value also reflects a current estimate of the Company’s nonperformance risk specific to these embedded derivatives. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of December 31, 2019 and 2018. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be other-than-temporarily impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $158 million and $112 million as of December 31, 2019 and 2018, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,778	$—	$—	$2,833	$2,833
Policy loans	868	—	—	810	810
Receivables	3,168	102	934	2,229	3,265
Restricted and segregated cash	2,372	2,372	—	—	2,372
Other investments and assets	671	—	626	46	672
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,110	$—	$—	$10,061	$10,061
Investment certificate reserves	7,508	—	—	7,497	7,497
Banking and brokerage deposits	6,929	6,929	—	—	6,929
Separate account liabilities — investment contracts	5,403	—	5,403	—	5,403
Debt and other liabilities	3,374	104	3,372	21	3,497

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,696	$—	$—	$2,661	$2,661
Policy loans	861	—	—	810	810
Receivables	1,677	179	965	489	1,633
Restricted and segregated cash	2,609	2,609	—	—	2,609
Other investments and assets	572	—	491	60	551
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,609	$—	$—	$9,672	$9,672
Investment certificate reserves	7,886	—	—	7,845	7,845
Brokerage deposits	3,660	3,660	—	—	3,660
Separate account liabilities — investment contracts	4,843	—	4,843	—	4,843	(1)
Debt and other liabilities	3,296	188	3,059	57	3,304

(1) The fair value of separate account liabilities - investment contracts as of December 31, 2018 was previously incorrectly omitted from the fair value hierarchy based on use of NAV per share as a practical expedient.
Receivables include the deposit receivable, brokerage margin loans, securities borrowed and loans to financial advisors. Restricted and segregated cash includes cash segregated under federal and other regulations held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Other investments and assets primarily include syndicated loans, credit card receivables, certificate of deposits with original or remaining maturities at the time of purchase of more than 90 days, the Company’s membership in the FHLB and investments related to the Community Reinvestment Act. See Note 7 for additional information on mortgage loans, policy loans, syndicated loans, credit card receivables and the deposit receivable.
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,258	$—	$4,258	$(2,933)	$(1,244)	$(73)	$8
OTC cleared	21	—	21	(21)	—	—	—
Exchange-traded	82	—	82	(5)	—	—	77
Total derivatives	4,361	—	4,361	(2,959)	(1,244)	(73)	85
Securities borrowed	102	—	102	(14)	—	(85)	3
Total	$4,463	$—	$4,463	$(2,973)	$(1,244)	$(158)	$88

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,525	$—	$2,525	$(2,075)	$(403)	$(26)	$21
OTC cleared	34	—	34	(23)	—	—	11
Exchange-traded	15	—	15	(1)	—	—	14
Total derivatives	2,574	—	2,574	(2,099)	(403)	(26)	46
Securities borrowed	179	—	179	(37)	—	(139)	3
Total	$2,753	$—	$2,753	$(2,136)	$(403)	$(165)	$49
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,473	$—	$3,473	$(2,933)	$—	$(540)	$—
OTC cleared	41	—	41	(21)	—	—	20
Exchange-traded	11	—	11	(5)	—	—	6
Total derivatives	3,525	—	3,525	(2,959)	—	(540)	26
Securities loaned	104	—	104	(14)	—	(87)	3
Total	$3,629	$—	$3,629	$(2,973)	$—	$(627)	$29

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,597	$—	$2,597	$(2,075)	$(89)	$(430)	$3
OTC cleared	24	—	24	(23)	—	—	1
Exchange-traded	10	—	10	(1)	—	—	9
Total derivatives	2,631	—	2,631	(2,099)	(89)	(430)	13
Securities loaned	188	—	188	(37)	—	(146)	5
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,869	$—	$2,869	$(2,136)	$(89)	$(626)	$18
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

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2019			December 31, 2018
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedges	$375	$3	$—	$675	$7	$—
Foreign exchange contracts - net investment hedges	93	—	3	103	1	—
Total qualifying hedges	468	3	3	778	8	—

Derivatives not designated as hedging instruments
Interest rate contracts	57,979	1,452	418	58,244	789	424
Equity contracts	61,921	2,884	3,098	54,079	1,718	2,154
Credit contracts	1,419	4	—	1,209	—	18
Foreign exchange contracts	3,412	18	6	4,908	59	35
Other contracts	1	—	—	2	—	—
Total non-designated hedges	124,732	4,358	3,522	118,442	2,566	2,631

Embedded derivatives
GMWB and GMAB (4)	N/A	—	763	N/A	—	328
IUL	N/A	—	881	N/A	—	628
Indexed annuities	N/A	—	46	N/A	—	17
SMC	N/A	—	14	N/A	—	6
Total embedded derivatives	N/A	—	1,704	N/A	—	979
Total derivatives	$125,200	$4,361	$5,229	$119,220	$2,574	$3,610
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

(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.3 billion and $1.4 billion as of December 31, 2019 and 2018, respectively. See Note 16 for additional information related to master netting arrangements and cash collateral. See Note 5 for information about derivatives held by consolidated VIEs.

(4)
The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2019 included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2018 included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position.

See Note 15 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2019 and 2018, investment securities with a fair value of $84 million and $28 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $84 million and $28 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2019 and 2018, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both December 31, 2019 and 2018, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Year Ended December 31, 2019
Interest rate contracts	$(34)	$—	$—	$—	$1,097	$—
Equity contracts	—	11	99	117	(1,547)	16
Credit contracts	—	—	—	—	(73)	—
Foreign exchange contracts	—	—	—	—	(30)	(1)
Other contracts	—	—	—	—	—	—
GMWB and GMAB embedded derivatives	—	—	—	—	(435)	—
IUL embedded derivatives	—	—	—	(140)	—	—
Indexed annuity embedded derivatives	—	—	—	(8)	—	—
SMC embedded derivatives	—	(9)	—	—	—	—
Total gain (loss)	$(34)	$2	$99	$(31)	$(988)	$15

Year Ended December 31, 2018
Interest rate contracts	$12	$—	$—	$—	$(312)	$—
Equity contracts	—	(4)	(42)	(49)	302	(7)
Credit contracts	—	—	—	—	7	—
Foreign exchange contracts	(2)	—	—	—	1	(9)
Other contracts	—	—	—	—	(3)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(377)	—
IUL embedded derivatives	—	—	—	63	—	—
Indexed annuity embedded derivatives	—	—	—	3	—	—
SMC embedded derivatives	—	4	—	—	—	—
Total gain (loss)	$10	$—	$(42)	$17	$(382)	$(16)

Year Ended December 31, 2017
Interest rate contracts	$(3)	$—	$—	$—	$1	$—
Equity contracts	(10)	4	54	75	(1,081)	11
Credit contracts	—	—	—	—	(22)	—
Foreign exchange contracts	—	—	3	—	(23)	6
Other contracts	—	—	—	—	(2)	—
GMWB and GMAB embedded derivatives	—	—	—	—	663	—
IUL embedded derivatives	—	—	—	(45)	—	—
SMC embedded derivatives	—	(4)	—	—	—	—
Total gain (loss)	$(13)	$—	$57	$30	$(464)	$17

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

The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of December 31, 2019:

	Premiums Payable	Premiums Receivable
	(in millions)
2020	$214	$133
2021	152	112
2022	204	198
2023	126	58
2024	70	10
2025-2029	351	7
Total	$1,117	$518

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
The Company enters into futures, credit default swaps and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The Company enters into foreign currency forward contracts to economically hedge its exposure to certain foreign transactions. The Company enters into futures and total return swaps to economically hedge its exposure related to compensation plans. The Company enters into interest rate swaps to offset interest rate changes on unrealized gains or losses for certain investments.
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
For the years ended December 31, 2019, 2018 and 2017, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of December 31, 2019 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $1 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 16 years and relates to forecasted debt interest payments. See Note 21 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
Fair Value Hedges
The Company entered into and designated as fair value hedges two interest rate swaps to convert senior notes due 2019 and 2020 from fixed rate debt to floating rate debt. The interest rate swap related to the senior notes due June 2019 was settled during the second quarter when the debt was repaid. The swaps have identical terms as the underlying debt being hedged. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. See Note 14 for the cumulative basis adjustments for fair value hedges.

The following table is a summary of the impact of derivatives designated as hedges on the Consolidated Statements of Operations:

	Years Ended December 31,
	2019	2018

Total interest and debt expense per Consolidated Statements of Operations	$214	$245
Gain (loss) on interest rate contracts designated as fair value hedges:
Hedged items	$5	$15
Derivatives designated as fair value hedges	(5)	(15)
Gain (loss) on interest rate contracts designated as cash flow hedges:
Amount of gain (loss) reclassified from AOCI into income	$2	$—

Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the years ended December 31, 2019 and 2018, the Company recognized a loss of $2 million and a gain of $14 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2019 and 2018, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $189 million and $171 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2019 and 2018 was $189 million and $170 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2019 and 2018 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $1 million, respectively.
18.  Leases
The following table presents the balances for operating and finance ROU assets and lease liabilities:

Leases	Balance Sheet Classification	December 31, 2019

Assets
Operating lease assets	Other assets	$215
Finance lease assets	Other assets	52
Total lease assets		$267

Liabilities
Operating lease liabilities	Other liabilities	$243
Finance lease liabilities	Long-term debt	57
Total lease liabilities		$300

The components of lease expense include operating and finance lease costs. For the year ended December 31, 2019, operating lease costs were $58 million. For the year ended December 31, 2019, finance lease costs consisted of $8 million in amortization and $2 million of interest expense. Amortization is recorded in general and administrative expenses and interest expense is recorded in interest and debt expense in the Consolidated Statements of Operations.

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate are as follows:

Maturity of Lease Liabilities	December 31, 2019
	Finance Leases	Operating Leases
	(in millions)
2020	$14	$55
2021	10	50
2022	10	42
2023	10	35
2024	10	24
Thereafter	9	63
Total lease payments	63	269
Less: Interest	(6)	(26)
Present value of lease liabilities	$57	$243
Weighted-average remaining lease term (years)	5.8	6.1
Weighted-average discount rate	3.4%	3.0%
Maturities of lease liabilities prior to the adoption of new lease guidance were as follows:

Maturity of Lease Liabilities	December 31, 2018
Operating Leases
(in millions)
2019	$61
2020	53
2021	40
2022	33
2023	26
Thereafter	65
Total lease payments	$278

For the year ended December 31, 2019, operating cash flows included $62 million of cash paid for amounts included in the measurement of operating lease liabilities and $2 million of cash paid for amounts included in the measurement of finance lease liabilities. For the year ended December 31, 2019, financing cash flows included $13 million of cash paid for amounts included in the measurement of finance lease liabilities.
19.  Disposal of Business
On October 1, 2019, the Company completed the sale of AAH to American Family Insurance Mutual Holding Company (American Family Insurance). The Company received gross proceeds of $1.1 billion in cash at closing. After a payment to an affinity partner, the net proceeds were $1.0 billion. The Company recognized a gain on disposal of $213 million in the fourth quarter of 2019, which is net of the $100 million payment to an affinity partner.
20. Share-Based Compensation
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
The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	December 31,
	2019	2018	2017
	(in millions)
Stock option	$31	$35	$32
Restricted stock	22	24	24
Restricted stock units	82	85	65
Liability awards	53	2	45
Total	$188	$146	$166

For the years ended December 31, 2019, 2018 and 2017, total income tax benefit recognized by the Company related to share-based compensation expense was $40 million, $31 million and $58 million, respectively.
As of December 31, 2019, there was $124 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 3.0 years.
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
The following weighted average assumptions were used for stock option grants:

	2019	2018	2017
Dividend yield	3.0%	2.3%	2.3%
Expected volatility	27%	24%	30%
Risk-free interest rate	2.4%	2.4%	1.9%
Expected life of stock option (years)	5.0	5.0	5.0

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
The weighted average grant date fair value for options granted during 2019, 2018 and 2017 was $24.67, $35.01 and $28.33, respectively.
A summary of the Company’s stock option activity for 2019 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	6.1	$115.73	6.7	$57
Granted	1.3	126.89
Exercised	(1.0)	86.90
Forfeited	(0.1)	148.23
Outstanding at December 31	6.3	122.12	6.6	292
Exercisable at December 31	4.0	111.32	5.5	227

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $61 million, $58 million and $222 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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
Restricted Stock Units and Deferred Share Units
The 2005 ICP provides for the grant of deferred share units to non-employee directors of the Company and the 2005 ICP and 2008 Plan provide for the grant of restricted stock units or deferred share units to employees. The director awards are fully vested upon issuance and are settled for Ameriprise Financial common stock upon the director’s termination of service. The employee awards generally vest ratably over three to four years. Compensation expense for deferred share units and restricted stock units is based on the market price of Ameriprise Financial stock on the date of grant. Restricted stock units and deferred stock units granted to employees are expensed on a straight-line basis over the vesting period or on an accelerated basis if certain age and length of service requirements are met. Deferred share units granted to non-employee directors are expensed immediately. Dividends are paid on restricted stock units, as declared by the Company’s Board of Directors, during the vesting period and are not subject to forfeiture. Dividend equivalents are issued on deferred share units, as dividends are declared by the Company's Board of Directors, and are not paid until distribution of the award. Dividend equivalents on the director awards are not subject to forfeiture, but on employee awards they are forfeited if the award is forfeited.
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

Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation and commission deferrals into stock and deferred share units for 2019 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	1.1	$130.17
Granted	0.8	130.84
Deferred	0.2	140.57
Vested	(0.8)	128.86
Forfeited	(0.1)	131.47
Non-vested shares at December 31	1.2	133.40

The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2019, 2018 and 2017 was $107 million, $128 million and $97 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2019, 2018 and 2017 was $129.30, $172.69 and $124.51, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2019, 2018 and 2017 was $136.81, $144.37 and $134.58, respectively.
Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the target for awards made prior to 2018 and 175% of the target for awards made in 2018 or later, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise Financial common stock. The total amount of target PSUs outstanding at the end of December 31, 2019, 2018 and 2017 was 0.4 million, 0.3 million and 0.2 million, respectively. The PSUs are liability awards. During the years ended December 31, 2019, 2018 and 2017, the value of shares settled for PSU awards was $19 million, $16 million and $13 million, respectively.
21.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,404	$(309)	$1,095
Reclassification of net (gains) losses on securities included in net income (2)	6	(1)	5
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(688)	144	(544)
Net unrealized gains (losses) on securities	722	(166)	556
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(3)	1	(2)
Net unrealized gains (losses) on derivatives	(3)	1	(2)
Defined benefit plans:
Prior service credit	14	(3)	11
Net gain (loss) arising during the period	(36)	7	(29)
Defined benefit plans	(22)	4	(18)
Foreign currency translation	18	(1)	17
Total other comprehensive income (loss)	$715	$(162)	$553

	Year Ended December 31, 2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(1,039)	$237	$(802)
Reclassification of net (gains) losses on securities included in net income (2)	(9)	2	(7)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	435	(91)	344
Net unrealized gains (losses) on securities	(613)	148	(465)
Defined benefit plans:
Net gain (loss) arising during the period	(30)	7	(23)
Defined benefit plans	(30)	7	(23)
Foreign currency translation	(32)	1	(31)
Total other comprehensive income (loss)	$(675)	$156	$(519)

	Year Ended December 31, 2017
	Pretax	Income Tax Benefit (Expense)		Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$243	$(77)		$166
Reclassification of net (gains) losses on securities included in net income (2)	(55)	19		(36)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(180)	57		(123)
Net unrealized gains (losses) on securities	8	(1)		7
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	5	(2)		3
Net unrealized gains (losses) on derivatives	5	(2)		3
Defined benefit plans:
Prior service credit	2	(1)		1
Net gain (loss) arising during the period	38	(11)		27
Defined benefit plans	40	(12)		28
Foreign currency translation	74	(82)	(4)	(8)
Other	(1)	—		(1)
Total other comprehensive income (loss)	$126	$(97)		$29
(1) Includes OTTI losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes a $2 million, $2 million and $2 million pretax gain reclassified to interest and debt expenses and nil, a $2 million and $5 million pretax loss reclassified to net investment income for the years ended December 31, 2019, 2018 and 2017, respectively.
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

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2017	$479	(1)	$5	$(125)	$(159)	$—	$200
OCI before reclassifications	43		—	20	(8)	(1)	54
Amounts reclassified from AOCI	(36)		3	8	—	—	(25)
Total OCI	7		3	28	(8)	(1)	29
Balance, December 31, 2017	486	(1)	8	(97)	(167)	(1)	229
Cumulative effect of adoption of equity securities guidance	(1)		—	—	—	—	(1)
OCI before reclassifications	(458)		—	(36)	(31)	—	(525)
Amounts reclassified from AOCI	(7)		—	13	—	—	6
Total OCI	(465)		—	(23)	(31)	—	(519)
Balance, December 31, 2018	20	(1)	8	(120)	(198)	(1)	(291)
OCI before reclassifications	551		—	(28)	17	—	540
Amounts reclassified from AOCI	5		(2)	10	—	—	13
Total OCI	556		(2)	(18)	17	—	553
Balance, December 31, 2019	$576	(1)	$6	$(138)	$(181)	$(1)	$262
(1) Includes $1 million, $1 million and $1 million of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of December 31, 2019, 2018 and 2017, respectively.
For the years ended December 31, 2019, 2018 and 2017, the Company repurchased a total of 13.4 million shares, 11.3 million shares and 9.9 million shares, respectively, of its common stock for an aggregate cost of $1.9 billion, $1.6 billion and $1.3 billion, respectively. In April 2017, the Company's Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019, which was exhausted in the second quarter of 2019. In February 2019, the Company’s Board of Directors authorized an additional repurchase up to $2.5 billion of the Company’s common stock through March 31, 2021. As of December 31, 2019, the Company had $1.1 billion remaining under its share repurchase authorization.
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
For the years ended December 31, 2019, 2018 and 2017, the Company reacquired 0.3 million shares, 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $34 million, $44 million and $33 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the years ended December 31, 2019, 2018 and 2017, the Company reacquired 0.7 million shares, 0.5 million shares and 2.2 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $106 million, $85 million and $298 million, respectively.
For the years ended December 31, 2019, 2018 and 2017, respectively, the Company reissued 0.7 million, 0.8 million and 0.8 million, respectively, treasury shares for restricted stock award grants, performance share units, and issuance of shares vested under advisor deferred compensation plans.

22.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Numerator:
Net income	$1,893	$2,098	$1,480

Denominator:
Basic: Weighted-average common shares outstanding	134.1	145.6	154.1
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.9	2.1	2.6
Diluted: Weighted-average common shares outstanding	136.0	147.7	156.7

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$14.12	$14.41	$9.60
Diluted	$13.92	$14.20	$9.44

The calculation of diluted earnings per share excludes the incremental effect of 1.0 million, 3.2 million and nil options as of December 31, 2019, 2018 and 2017, respectively, due to their anti-dilutive effect.
23. Regulatory Requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s subsidiaries. As of December 31, 2019, the aggregate amount of unrestricted net assets was approximately $1.9 billion.
The National Association of Insurance Commissioners (“NAIC”) defines Risk-Based Capital (“RBC”) requirements for insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. These requirements apply to the Company’s life insurance companies. The Company’s life insurance companies each met their respective minimum RBC requirements.
The Company’s life insurance companies are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile, which vary materially from GAAP. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules. The more significant differences from GAAP include charging policy acquisition costs to expense as incurred, establishing annuity and insurance reserves using different actuarial methods and assumptions, valuing investments on a different basis and excluding certain assets from the balance sheet by charging them directly to surplus, such as a portion of the net deferred income tax assets.
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
State insurance statutes contain limitations as to the amount of dividends that insurers may make without providing prior notification to state regulators. For RiverSource Life, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned surplus aggregated $326 million and $642 million as of December 31, 2019 and 2018, respectively.
In addition, dividends whose fair market value, together with that of other dividends made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $2.9 billion and $3.3 billion as of December 31, 2019 and 2018, respectively.

Statutory net gain from operations and net income (loss) are summarized as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
RiverSource Life
Statutory net gain from operations	$1,505	$1,686	$958
Statutory net income (loss)	786	1,628	222

Government debt securities of $4 million as of both December 31, 2019 and 2018 held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $7.5 billion and $7.9 billion as of December 31, 2019 and 2018, respectively. ACC had qualified assets of $8.0 billion and $8.4 billion as of December 31, 2019 and 2018, respectively.
Ameriprise Financial and ACC entered into a Capital Support Agreement on March 2, 2009, pursuant to which Ameriprise Financial agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2019 and 2018, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
Threadneedle’s required capital is predominantly based on the requirements specified by its regulator, the Financial Conduct Authority (“FCA”), under its Capital Adequacy Requirements for asset managers.
The Company has four broker-dealer subsidiaries as of December 31, 2019, American Enterprise Investment Services Inc., Ameriprise Financial Services, LLC (previously Ameriprise Financial Services, Inc. until January 2020), RiverSource Distributors, Inc. and Columbia Management Investment Distributors, Inc. The broker-dealers are subject to the net capital requirements of the Financial Industry Regulatory Authority (“FINRA”) and the Uniform Net Capital requirements of the SEC under Rule 15c3-1 of the Securities Exchange Act of 1934.
Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the Minnesota Department of Commerce.
Ameriprise Bank, FSB (“Ameriprise Bank”) is subject to regulation by the Comptroller of Currency (“OCC”) and the Federal Deposit Insurance Corporation in its role as insurer of its deposits. Ameriprise Bank is required to maintain sufficient capital under specific capital rules in compliance with OCC regulations and polices, in addition to other rules and regulations governing all aspects of the banking business.
24.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Current income tax
Federal	$531	$275	$468
State and local	80	45	58
Foreign	36	41	52
Total current income tax	647	361	578

Deferred income tax
Federal	(297)	20	169
State and local	(13)	2	(5)
Foreign	2	3	(8)
Total deferred income tax	(308)	25	156
Total income tax provision	$339	$386	$734

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
The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
United States	$2,045	$2,263	$1,988
Foreign	187	221	226
Total	$2,232	$2,484	$2,214

The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rates of 21% for 2019 and 2018 and 35% for 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
Tax at U.S. statutory rate	21.0%	21.0%	35.0%
Changes in taxes resulting from:
Low income housing tax credits	(3.6)	(3.2)	(3.4)
State taxes, net of federal benefit	2.4	1.5	—
Foreign tax credits, net of addback	(2.2)	(1.1)	—
Dividends received deduction	(1.8)	(1.6)	(5.8)
Impact of the Tax Act	—	—	13.0
Incentive compensation	—	—	(3.0)
Foreign taxes	—	—	(2.0)
Other, net	(0.6)	(1.1)	(0.7)
Income tax provision	15.2%	15.5%	33.1%

The decrease in the Company’s effective tax rate for the year ended December 31, 2018 compared to 2017 was primarily the result of the decrease in the federal statutory rate and a $286 million expense in 2017 due to provisions of the Tax Act, partially offset by lower levels of the dividends received deduction and a decrease in the benefit for net excess tax benefits related to employee share-based payments.
Accumulated earnings of certain foreign subsidiaries, which totaled $17 million as of December 31, 2019, are intended to be permanently reinvested outside the United States. The expected incremental tax expense on these earnings relates to potential unrecoverable foreign withholding taxes if the earnings are distributed. As of December 31, 2019, this potential future cost is estimated to be immaterial.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2019 and 2018. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2019	2018
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$945	$725
Deferred compensation	406	329
Investment related	188	145
Right of use lease liability	59	—
Postretirement benefits	45	44
Other	47	57
Gross deferred income tax assets	1,690	1,300
Less: valuation allowance	19	20
Total deferred income tax assets	1,671	1,280

Deferred income tax liabilities
Deferred acquisition costs	456	437
Net unrealized gains on Available-for-Sale securities	186	30
Intangible assets	115	104
Depreciation expense	94	101
Goodwill	64	60
Right of use lease asset	54	—
Deferred sales inducement costs	50	53
Other	6	6
Gross deferred income tax liabilities	1,025	791
Net deferred income tax assets	$646	$489

Included in the Company’s deferred income tax assets are tax benefits primarily related to state net operating losses of $16 million, net of federal benefit, which will expire beginning December 31, 2020. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $13 million, state deferred tax assets of $4 million and foreign deferred tax assets of $2 million; therefore, a valuation allowance of $19 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2019	2018	2017
	(in millions)
Balance at January 1	$92	$76	$115
Additions based on tax positions related to the current year	15	22	16
Additions for tax positions of prior years	39	9	3
Reductions for tax positions of prior years	(17)	(3)	(57)
Audit settlements	(29)	(12)	(1)
Balance at December 31	$100	$92	$76

If recognized, approximately $67 million, $70 million and $58 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2019, 2018, and 2017, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $40 million to $50 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of $2 million, a net increase of $2 million, and nil in interest and penalties for the years ended

December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, the Company had a payable of $8 million and $10 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. In the third quarter of 2019, the federal statutes of limitation closed for the 2014 and 2015 tax years. The Company’s tax returns for 2014 and 2015 are effectively settled except for one issue which was claimed on amended returns filed in the second quarter of 2019. The IRS is currently auditing the Company’s U.S. income tax returns for 2016 and 2017. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017. In the United Kingdom (“UK”), Her Majesty’s Revenue and Customs is performing a business risk review of the company’s UK subsidiaries for the 2016 tax year.
25. Retirement Plans and Profit Sharing Arrangements
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
Effective April 2020, the Company will no longer enroll employees in the Retirement Plan. Instead, newly eligible employees will receive a company contribution to the Ameriprise Financial 401(k) Plan (the “401(k) Plan”). Active participants in the Retirement Plan as of April 2020 will continue to receive company allocations to the Retirement Plan each pay period. However, the company allocations to the Retirement Plan will not increase from the percentage received as of April 2020. These plan changes are reflected in the obligations disclosed as of December 31, 2019.
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
The Company also sponsors unfunded defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. On December 31, 2016, the access to retiree health care coverage was closed to all active employees who had previously met the qualification requirements. Instead, only existing retirees, as of January 1, 2017, qualifying for the plan and electing coverage will be provided a fixed amount to subsidize health care insurance purchased through other providers. Net periodic postretirement benefit costs were not material for the years ended December 31, 2019, 2018 and 2017.
Most employees outside the U.S. are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.
All components of the net periodic benefit cost are recorded in general and administrative expense and were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Service cost	$44	$48	$47
Interest cost	36	30	28
Expected return on plan assets	(53)	(48)	(45)
Amortization of prior service costs	—	—	(1)
Amortization of net loss	5	11	10
Other	8	5	3
Net periodic benefit cost	$40	$46	$42

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.
The following table provides a reconciliation of changes in the benefit obligation:

	Pension Plans		Other Postretirement Plans
	2019	2018	2019	2018
	(in millions)
Benefit obligation, January 1	$967	$995	$14	$15
Service cost	44	48	—	—
Interest cost	36	30	—	1
Plan change	(15)	—	—	—
Benefits paid	(9)	(9)	(1)	(1)
Actuarial (gain) loss	131	(59)	1	(1)
Curtailments	(7)	—	—	—
Settlements	(42)	(29)	—	—
Foreign currency rate changes	6	(9)	—	—
Benefit obligation, December 31	$1,111	$967	$14	$14

The actuarial loss for pension plans for 2019 was primarily due to a decrease in the discount rate assumption as of December 31, 2019 compared to the prior year-end, as well as demographic experience during the Retirement Plan year.
The actuarial gain for pension plans for 2018 was primarily due to an increase in the discount rate assumption as of December 31, 2018 compared to the prior year-end, partially offset by demographic experience during the Retirement Plan year.
The following table provides a reconciliation of changes in the fair value of assets:

	Pension Plans
	2019	2018
	(in millions)
Fair value of plan assets, January 1	$728	$748
Actual return on plan assets	130	(59)
Employer contributions	24	86
Benefits paid	(9)	(9)
Settlements	(42)	(29)
Foreign currency rate changes	7	(9)
Fair value of plan assets, December 31	$838	$728

The Company complies with the minimum funding requirements in all countries. The following table provides the amounts recognized in the Consolidated Balance Sheets as of December 31, which equal the funded status of the plans:

	Pension Plans		Other Postretirement Plans
	2019	2018	2019	2018
	(in millions)
Benefit liability	$(278)	$(256)	$(14)	$(14)
Benefit asset	5	17	—	—
Net amount recognized	$(273)	$(239)	$(14)	$(14)

The accumulated benefit obligation for all pension plans as of December 31, 2019 and 2018 was $1.1 billion and $905 million, respectively. The following table provides information for pension plans with benefit obligations in excess of plan assets:

	December 31,
	2019	2018
	(in millions)
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$875	$762
Fair value of plan assets	644	559
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$922	$815
Fair value of plan assets	644	559

The weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Other Postretirement Plans
	2019	2018	2019	2018
Discount rates	2.97%	4.01%	2.99%	4.11%
Rates of increase in compensation levels	4.01	4.25	N/A	N/A
Interest crediting rates for cash balance plans	5.00	5.00	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost of pension plans were as follows:

	2019	2018	2017
Discount rates	4.00%	3.30%	3.64%
Rates of increase in compensation levels	4.25	4.29	4.39
Expected long-term rates of return on assets	7.18	7.11	7.13
Interest crediting rates for cash balance plans	5.00	5.00	5.00

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
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 83% equity securities and 17% debt securities and additional voluntary contribution assets outside the U.S. which are allocated at the discretion of the individual and will be converted at retirement into the defined benefit pension plan. Actual allocations will generally be within 5% of these targets. As of December 31, 2019, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company’s pension plan assets measured at fair value on a recurring basis:

Asset Category	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$119	$—	$—	$119
U.S. small cap stocks	91	—	—	91
Non-U.S. large cap stocks	32	—	—	32
Debt securities:
U.S. investment grade bonds	43	24	—	67
U.S. high yield bonds	6	—	—	6
Non-U.S. investment grade bonds	16	—	—	16
Cash equivalents at NAV				30	(1)
Collective investment funds at NAV				232	(1)
Real estate investment trusts at NAV				20	(1)
Hedge funds at NAV				29	(1)
Pooled pension funds at NAV				196	(1)
Total	$307	$24	$—	$838

Asset Category	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$90	$—	$—	$90
U.S. small cap stocks	70	—	—	70
Non-U.S. large cap stocks	25	—	—	25
Non-U.S. small cap stocks	22	—	—	22
Debt securities:
U.S. investment grade bonds	39	23	—	62
U.S. high yield bonds	5	—	—	5
Non-U.S. investment grade bonds	15	—	—	15
Cash equivalents at NAV				36	(1)
Collective investment funds at NAV				188	(1)
Real estate investment trusts at NAV				19	(1)
Hedge funds at NAV				27	(1)
Pooled pension funds at NAV				169	(1)
Total	$266	$23	$—	$728

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
The amounts recognized in AOCI, net of tax, as of December 31, 2019 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $151 million, an unrecognized prior service credit of $11 million, and a currency exchange rate adjustment of $2 million related to the Company’s pension plans. The Company’s other postretirement plans included an unrecognized actuarial gain of $3 million and an unrecognized prior service credit of $1 million. See Note 21 for a rollforward of AOCI related to the Company’s defined benefit plans.
The Company’s pension plans expect to make benefit payments to retirees as follows:

	Pension Plans	Other Postretirement Plans
	(in millions)
2020	$86	$1
2021	62	1
2022	67	1
2023	83	1
2024	72	1
2025-2029	381	5

The Company expects to contribute $16 million and $1 million to its pension plans and other postretirement plans, respectively, in 2020.
Defined Contribution Plans
The Company’s employees are generally eligible to participate in the 401(k) Plan. The 401(k) Plan allows eligible employees to make contributions through payroll deductions up to IRS limits and invest their contributions in one or more of the 401(k) Plan investment options, which include the Ameriprise Financial Stock Fund. The Company provides a dollar for dollar match up to the first 5% of eligible compensation an employee contributes on a pretax and/or Roth 401(k) basis for each annual period. Effective April 2020, employees not eligible to participate in the Retirement Plan will receive a 2% company contribution to their 401(k) Plan once they become eligible for contributions.
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $56 million, $56 million and $49 million in 2019, 2018 and 2017, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $6 million, $6 million and $5 million in 2019, 2018 and 2017, respectively.
26. Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2019	2018
	(in millions)
Commercial mortgage loans	$60	$57
Affordable housing and other real estate partnerships	22	59
Private funds	12	—
Consumer lines of credit	1	1
Total funding commitments	$95	$117

Guarantees
The Company’s life and annuity products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2019, these guarantees range from 1% to 5%.
Contingencies
The Company and its subsidiaries are involved in the normal course of business in legal proceedings which include regulatory inquiries, arbitration and litigation, including class actions concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to legal proceedings arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions, heightened and sustained volatility in the financial markets and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the UK Financial Conduct Authority, the FRB, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, exchange traded funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings, including managed accounts; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; and transaction monitoring systems and controls. The Company has cooperated and will continue to cooperate with the applicable regulators.
These legal and regulatory proceedings are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss. The Company cannot predict with certainty if, how or when any such proceedings will be initiated or resolved. Matters frequently need to be more developed before a loss or range of loss can be reasonably estimated for any proceeding. An adverse outcome in one or more proceeding could eventually result in adverse judgments, settlements, fines, penalties or other sanctions, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
In accordance with applicable accounting standards, the Company establishes an accrued liability for contingent litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The Company discloses the nature of the contingency when management believes there is at least a reasonable possibility that the outcome may be material to the Company’s consolidated financial statements and, where feasible, an estimate of the possible loss. In such cases, there still may be an exposure to loss in excess of any amounts reasonably estimated and accrued. When a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability, but continues to monitor, in conjunction with any outside counsel handling a matter, further developments that would make such loss contingency both probable and reasonably estimable. Once the Company establishes an accrued liability with respect to a loss contingency, the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established, and any appropriate adjustments are made each quarter.
Guaranty Fund Assessments
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both December 31, 2019 and 2018, the estimated liability was $12 million. As of December 31, 2019 and 2018, the related premium tax asset was $10 million and $11 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
27. Related Party Transactions
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
These transactions have not had a material impact on the Company’s consolidated results of operations or financial condition.

28.  Segment Information
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
The largest source of intersegment revenues and expenses is retail distribution services, where segments are charged transfer pricing rates that approximate arm’s length market prices for distribution through the Advice & Wealth Management segment. The Advice & Wealth Management segment provides distribution services for affiliated and non-affiliated products and services. The Asset Management segment provides investment management services for the Company’s owned assets and client assets, and accordingly charges investment and advisory management fees to the other segments. All intersegment activity is eliminated in the Company’s consolidated results.
All costs related to shared services are allocated to the segments based on a rate times volume or fixed basis.
The Advice & Wealth Management segment provides financial planning and advice, as well as full-service brokerage services, primarily to retail clients through the Company’s advisors. These services are centered on long-term, personal relationships between the Company’s advisors and its clients and focus on helping clients achieve their financial goals. The Company’s advisors provide a distinctive approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs and goals. A significant portion of revenues in this segment are fee-based and driven by the level of client assets, which is impacted by both market movements and net asset flows. The Company also earns net investment income on owned assets primarily from certificate and banking products. This segment earns revenues (distribution fees) for distributing non-affiliated products and intersegment revenues (distribution fees) for distributing the Company’s affiliated products and services provided to its retail clients. Intersegment expenses for this segment include expenses for investment management services provided by the Asset Management segment.
The Asset Management segment provides investment management, advice and products to retail, high net worth and institutional clients on a global scale through the Columbia Threadneedle Investments® brand, which represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (“Columbia Management”) and Threadneedle. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. The Company offers U.S. retail clients with a range of products through both unaffiliated third party financial institutions and the Advice & Wealth Management segment. The Company provides institutional products and services through its institutional sales force. Retail products for non-U.S. investors are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, CLOs, hedge fund or alternative strategies, collective funds and property funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. The Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management and Annuities and Protection segments.
The Annuities segment provides variable and fixed annuity products of RiverSource Life companies to individual clients. The Company provides variable and fixed annuity products through its advisors. Revenues for the Company’s variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. Revenues for the Company’s fixed deferred annuity products are primarily earned as net investment income on the RiverSource Life companies’ general account assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The Company also earns net investment income on general account assets supporting reserves for immediate annuities with a non-life contingent feature and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Revenues for the Company’s immediate annuities with a life contingent feature are earned as premium revenue. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds (“VIT Funds”) under the variable annuity contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.
The Protection segment offers a variety of products to address the protection and risk management needs of the Company’s retail clients including life and DI insurance. Life and DI products are primarily provided through the Company’s advisors. The Company issues insurance policies through its RiverSource life insurance subsidiaries. The primary sources of revenues for this segment are premiums, fees and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of the RiverSource Life companies’ separate account assets supporting VUL investment options. This segment earns intersegment revenues from fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.
The Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in the Company’s subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes the results of the Company’s closed block long term care business. The Corporate & Other segment also includes revenues and expenses of consolidated investment entities, which are excluded on an operating basis. Beginning in the first quarter of 2019, the results of AAH, which had been reported as part of the Protection segment, were reflected in the Corporate & Other segment. Prior periods presented have been restated to reflect the change. The Company sold AAH on October 1, 2019.
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
Adjusted operating earnings is defined as adjusted operating net revenues less adjusted operating expenses. Adjusted operating net revenues and adjusted operating expenses exclude the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), mean reversion related impacts, integration and restructuring charges, gain or loss on disposal of a business that is not considered discontinued operations, results of discontinued operations and the impact of consolidating investment entities. Adjusted operating net revenues also exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments. Adjusted operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), and the DSIC and DAC amortization offset to net realized investment gains or losses. The market impact on variable annuity guaranteed benefits, fixed index annuity benefits and IUL benefits includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2019	2018
	(in millions)
Advice & Wealth Management	$17,607	$14,480
Asset Management	8,226	7,558
Annuities	98,195	88,771
Protection	16,980	17,126
Corporate & Other	10,820	9,281
Total assets	$151,828	$137,216

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$6,599	$6,189	$5,616
Asset Management	2,913	3,011	3,072
Annuities	2,459	2,476	2,499
Protection	1,047	1,096	983
Corporate & Other	1,094	1,336	1,234
Less: Eliminations (1)	1,402	1,414	1,411
Total segment adjusted operating net revenues	12,710	12,694	11,993
Net realized gains (losses)	(6)	10	46
Revenue attributable to consolidated investment entities	88	127	94
Market impact on IUL benefits, net	—	(7)	1
Market impact of hedges on investments	(35)	11	(2)
Integration and restructuring charges	(3)	—	—
Gain on disposal of business	213	—	—
Total net revenues per consolidated statements of operations	$12,967	$12,835	$12,132
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2019, 2018 and 2017 in each segment as follows: Advice and Wealth Management ($924, $952 and $953, respectively); Asset Management ($55, $50 and $47, respectively); Annuities ($367, $356 and $351, respectively); Protection ($62, $61 and $62, respectively); and Corporate & Other ($(6), $(5) and $(2), respectively).

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$1,509	$1,389	$1,163
Asset Management	661	728	740
Annuities	497	496	629
Protection	261	255	256
Corporate & Other	(320)	(304)	(468)
Total segment adjusted operating earnings	2,608	2,564	2,320
Net realized gains (losses)	(4)	9	44
Net income (loss) attributable to consolidated investment entities	1	(1)	2
Market impact on variable annuity guaranteed benefits, net	(579)	(31)	(232)
Market impact on IUL benefits, net	(12)	(17)	4
Market impact on fixed annuity benefits	—	1	—
Mean reversion related impacts	57	(33)	83
Market impact of hedges on investments	(35)	11	(2)
Integration and restructuring charges	(17)	(19)	(5)
Gain on disposal of business	213	—	—
Pretax income per consolidated statements of operations	$2,232	$2,484	$2,214

29. Quarterly Financial Data (Unaudited)

	2019				2018
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
	(in millions, except per share data)
Net revenues	$3,287	$3,317	$3,245	$3,118	$3,179	$3,292	$3,196	$3,168
Pretax income	534	641	587	470	652	588	548	696
Net income	463	543	492	395	539	503	462	594

Earnings per share:
Basic	$3.59	$4.09	$3.61	$2.85	$3.81	$3.48	$3.14	$3.97
Diluted	$3.53	$4.04	$3.57	$2.82	$3.76	$3.43	$3.10	$3.91

Weighted average common shares outstanding:
Basic	129.0	132.7	136.1	138.8	141.5	144.4	147.0	149.5
Diluted	131.3	134.5	138.0	140.1	143.2	146.5	149.0	152.1

Cash dividends declared per common share	$0.97	$0.97	$0.97	$0.90	$0.90	$0.90	$0.90	$0.83

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2019.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.
Item 9B. Other Information
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The following portions of the Proxy Statement are incorporated herein by reference:

•	information included under the caption “Item 1-Election of the Nine Director Nominees”;

•	information included under the caption “Voting Information-Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business by Shareholders”;

•	information under the caption “Corporate Governance-Corporate Governance Documents and Policies-Codes of Conduct”;

•	information under the caption “Corporate Governance-Director Nomination Process”;

•	information included under the caption “Corporate Governance-Committees of the Board-Membership on Board Committees”;

•	information included under the caption “Corporate Governance-Committees of the Board-Audit Committee”;

•	information included under the caption “Corporate Governance-Committees of the Board-Audit Committee Financial Experts”; and

•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
EXECUTIVE LEADERSHIP TEAM
Set forth below is a list of the members of our Executive Leadership Team as of the date this Annual Report on Form 10-K has been filed with the SEC. Also included in this list is John R. Hutt, our principal accounting officer. Each such person’s age is indicated by the number in parentheses next to his or her name.
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
*James M. Cracchiolo-Chairman and Chief Executive Officer, Ameriprise Financial
Mr. Cracchiolo (61) has been our Chairman and Chief Executive Officer since September 2005 when the Company completed its spinoff from American Express. Prior to his current role, Mr. Cracchiolo held a number of senior-level positions at American Express, including group president of American Express Global Financial Services (2000 - 2005); CEO and president of American Express Financial Corporation (AEFC) (2000 - 2005) and chairman of AEFC (2001 - 2005); chairman of American Express Bank Ltd. (2000 - 2005); president and CEO of Travel Related Services International (TRS) (1998 - 2003); president of Global Network Services (1997 -1998); senior vice president of TRS Quality, Global Reengineering (1993 - 1997); and executive vice president and chief financial officer of Shearson Lehman Brothers (then a unit of American Express) (1990 -1993). In addition, Mr. Cracchiolo previously served on the boards of directors of the American Council of Life Insurers, the Financial Services Roundtable and on the board of advisors to the March of Dimes Foundation.
*Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (77) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.

Scott E. Couto-Head of North America
Mr. Couto (50) has been our Head of North America for Columbia Threadneedle Investments since February 2018. He was previously President of Fidelity Institutional Asset Management and held executive positions across distribution, product and marketing at Fidelity Investments. Mr. Couto joined Fidelity in 2009 from Evergreen Investments. Prior to that, he was with Liberty Funds, a predecessor fund family of Columbia. Mr. Couto received a degree in finance and investments from Babson College and holds the Chartered Financial Analyst (CFA) designation.
Kelli A. Hunter Petruzillo-Executive Vice President of Human Resources
Ms. Hunter Petruzillo (58) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter Petruzillo served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter Petruzillo was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
*Karen Wilson Thissen-Executive Vice President and General Counsel
Ms. Wilson Thissen (53) has been our Executive Vice President and General Counsel since January 2017. Prior to that, Ms. Wilson Thissen served as our Executive Vice President and Deputy General Counsel since January 2014 and in other positions within the Company since November 2004. Before joining the Company, Ms. Wilson Thissen was a partner at the law firm Faegre & Benson LLP (now Faegre Drinker Biddle & Reath).
*John R. Hutt-Senior Vice President-Corporate Finance, Controller (Principal Accounting Officer)
Mr. Hutt (45) has been our Controller since June 2019 and Senior Vice President - Corporate Finance since August 2016. Prior to joining Ameriprise in 2006, Mr. Hutt held roles at KPMG LLP and RBC Capital Markets. He has a Bachelor of Science degree in Accounting from the University of Minnesota and an MBA from the University of Notre Dame. He holds Certified Public Accountant (CPA) - inactive and Chartered Financial Analyst (CFA) designations.
*Randy Kupper-Executive Vice President and Chief Information Officer
Mr. Kupper (61) has been our Executive Vice President and Chief Information Officer since June 2012. Prior to that, Mr. Kupper had served as Executive Vice President-Applications Development since January 2010 and as Senior Vice President-Applications Development since November 2008. Prior to joining Ameriprise in 2008, he served as a Senior Vice President-Technology of U.S. Consumer and Small Business Services at American Express, where he spent approximately ten years holding leadership positions in the technologies organization.
Neal Maglaque-President-Advice & Wealth Management, Business Development and Chief Operating Officer
Mr. Maglaque (63) has been our President-Advice & Wealth Management, Business Development and Chief Operating Officer since June 2012. Prior to that time, Mr. Maglaque served as Executive Vice President and Advice & Wealth Management Chief Operating Officer since 2009, Senior Vice President-USAG Business Planning and Operations since 2006 and as Senior Vice President-Lead Financial Officer Enterprise Finance since 2005. Prior thereto, Mr. Maglaque held several leadership positions at American Express.
Deirdre D. McGraw-Executive Vice President-Marketing, Corporate Communications and Community Relations
Ms. McGraw (49) has been our Executive Vice President-Marketing, Corporate Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.
*Colin Moore-Executive Vice President and Global Chief Investment Officer
Mr. Moore (61) has been our Executive Vice President and Global Chief Investment Officer since June 2013. Mr. Moore also continues to serve as Chief Investment Officer-Columbia Management, a position he has held since 2010. Prior thereto, he was head of fixed income and liquidity strategies from 2009 to 2010. Mr. Moore joined Columbia Management in 2002 as head of equity and has been a member of the investment community since 1983.
Patrick H. O’Connell-Executive Vice President, Ameriprise Advisor Group
Mr. O'Connell (50) has been our Executive Vice President of the Ameriprise Advisor Group since February 2013. Prior to that, he was Senior Vice President for the employee advisor business in the eastern half of the United States and in other senior leadership positions within the company before that. Mr. O'Connell earned his M.B.A. and B.S. from Widener University.
Nick Ring-Chief Executive Officer, EMEA
Mr. Ring (54) has been our Chief Executive Officer, EMEA since September 2019. He was previously the Global Head of Distribution at Jupiter Asset Management, a UK-based fund management group, from September 2015 to August 2019. Prior to that, Mr. Ring worked at Columbia Threadneedle in various product and distribution roles from 2008 to 2014, including most recently as Global Head of Product in 2014. Mr. Ring has a LLB (Hons) degree from the University of Reading and held various roles at Northern Trust, KPMG, Gartmore Fund Managers and Prudential earlier in his career.

*Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (58) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice and Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is currently on the board of directors of the Securities Industry and Financial Markets Association.
*William F. Truscott-CEO-Global Asset Management
Mr. Truscott (59) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.
Bill Williams-Executive Vice President, Ameriprise Franchise Group
Bill Williams (52) has been our Executive Vice President, Ameriprise Franchise Group since February 2013. Mr. Williams joined Ameriprise in 1989 as an advisor. Mr. Williams has held a number of management roles within Ameriprise before assuming his current position. Williams is a graduate of Bentley University with a BA in Finance.
*John R. Woerner-President-Insurance & Annuities and Chief Strategy Officer
Mr. Woerner (50) has been our President - Insurance and Annuities and Chief Strategy Officer since September 2012. Prior to that time, he served as President - Insurance and Chief Strategy Officer since February 2008 and, as Senior Vice President - Strategy and Business Development since September 2005. Prior to that, Mr. Woerner served as Senior Vice President - Strategic Planning and Business Development of AEFC since March 2005. Prior to joining AEFC, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey’s U.S. Asset Management Practice.
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
Item 11. Executive Compensation
The following portions of the Proxy Statement are incorporated herein by reference:

•	information under the caption “Corporate Governance-Compensation and Benefits Committee-Compensation Committee Interlocks and Insider Participation”;

•	information included under the caption “Compensation of Executive Officers”; and

•	information included under the caption “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Plan category	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares
Equity compensation plans approved by security holders	8,372,180	(1)	$122.13	10,275,765
Equity compensation plans not approved by security holders	2,907,561	(2)	$47.50	6,392,860	(3)
Total	11,279,741		$122.12	16,668,625

(1)
Includes 2,079,969 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.

(2)
Includes 2,906,715 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company’s equity compensation plans see Note 20 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

(3)
Consists of 3,258,635 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 1,536,036 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 1,598,189 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.

Descriptions of our equity compensation plans can be found in Note 20 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information concerning the market for our common shares and our shareholders can be found in Part II, Item 5 of this Annual Report on Form 10-K. The information included under the caption “Ownership of Our Common Shares” in the Proxy Statement is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Items to be Voted on by Shareholders-Item 3-Ratification of the Audit Committee’s Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2020, “-Independent Registered Public Accounting Firm Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” in the Proxy Statement is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The information required herein has been provided in Item 8, which is incorporated herein by reference.
2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(b): Schedule I-Condensed Financial Information of Registrant (Parent Company Only)
	Condensed Statements of Operations – December 31, 2019, 2018 and 2017	179
	Condensed Balance Sheets - December 31, 2019 and 2018	180
	Condensed Statements of Cash Flows – December 31, 2019, 2018 and 2017	181
	Notes to Condensed Financial Information of Registrant	182
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

Exhibit	Description

3.1	Amended Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on May 1, 2014).
3.2	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 5, 2018).
4.1*	Description of Securities.
4.2
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

4.3
Indenture dated as of October 5, 2005, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3, File No. 333-128834, filed on October 5, 2005).

4.4
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

4.6
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

Exhibit	Description

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
10.11
Ameriprise Financial Performance Cash Unit Plan Supplement to the Long Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 27, 2019).

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

10.21
Ameriprise Financial 2008 Employment Incentive Equity Award Plan, as amended and restated effective November 20, 2018 (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K, File Co. 1-32525, filed on February 27, 2019).

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

13*
Portions of the Ameriprise Financial, Inc. 2019 Annual Report to Shareholders, which, except for those sections incorporated herein by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

Exhibit	Description

21*	Subsidiaries of Ameriprise Financial, Inc.
23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Powers of attorney (included on Signature Page).
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Balance Sheets at December 31, 2019 and 2018; (iv) Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule I - Condensed Financial Information of Registrant (Parent Only).

104	The cover page from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
Registrant

Date:	February 26, 2020	By	/s/ Walter S. Berman
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

Date:	February 26, 2020	By	/s/ James M. Cracchiolo
James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)

Date:	February 26, 2020	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 26, 2020	By	/s/ John R. Hutt
John R. Hutt Senior Vice President and Controller (Principal Accounting Officer)

Date:	February 26, 2020	By	/s/ Dianne Neal Blixt
Dianne Neal Blixt Director

Date:	February 26, 2020	By	/s/ Amy DiGeso
Amy DiGeso Director

Date:	February 26, 2020	By	/s/ Lon R. Greenberg
Lon R. Greenberg Director

Date:	February 26, 2020	By	/s/ Jeffrey Noddle
Jeffrey Noddle Director

Date:	February 26, 2020	By	/s/ Robert F. Sharpe, Jr.
Robert F. Sharpe, Jr. Director

Date:	February 26, 2020	By	/s/ Brian T. Shea
Brian T. Shea Director

Date:	February 26, 2020	By	/s/ W. Edward Walter
W. Edward Walter Director

Date:	February 26, 2020	By	/s/ Christopher J. Williams
Christopher J. Williams Director

Schedule I - Condensed Financial Information of Registrant
(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2019	2018	2017
	(in millions)
Revenues
Management and financial advice fees	$(1)	$(1)	$(1)
Net investment income	9	34	11
Other revenues	14	4	8
Gain on disposal of business	213	—	—
Total revenues	235	37	18
Banking and deposit interest expense	9	7	5
Total net revenues	226	30	13

Expenses
Benefits, claims, losses and settlement expenses	49	4	76
Distribution expenses	24	4	18
Interest and debt expense	126	120	116
General and administrative expense	244	210	246
Total expenses	443	338	456
Pretax loss before equity in earnings of subsidiaries	(217)	(308)	(443)
Income tax benefit	(38)	(73)	(47)
Loss before equity in earnings of subsidiaries	(179)	(235)	(396)
Equity in earnings of subsidiaries	2,072	2,333	1,876
Net income	1,893	2,098	1,480
Other comprehensive income (loss), net of tax	553	(519)	29
Total comprehensive income	$2,446	$1,579	$1,509

See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheets (Parent Company Only)
	December 31,
	2019	2018
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$730	$476
Investments	1,430	467
Loans to subsidiaries	361	372
Due from subsidiaries	305	288
Receivables	5	5
Land, buildings, equipment, and software, net of accumulated depreciation of $952 and $1,168, respectively	207	237
Investments in subsidiaries	6,665	7,231
Other assets	1,136	1,209
Total assets	$10,839	$10,285

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$797	$636
Due to subsidiaries	137	146
Borrowings from subsidiaries	401	346
Long-term debt	3,097	2,867
Other liabilities	678	702
Total liabilities	5,110	4,697

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 329,842,827 and 328,537,214, respectively)	3	3
Additional paid-in capital	8,461	8,260
Retained earnings	14,279	12,909
Treasury shares, at cost (205,903,593 and 192,206,467 shares, respectively)	(17,276)	(15,293)
Accumulated other comprehensive income (loss), net of tax, including amounts applicable to equity investments in subsidiaries	262	(291)
Total shareholders’ equity	5,729	5,588
Total liabilities and equity	$10,839	$10,285

See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2019	2018	2017
	(in millions)
Cash Flows from Operating Activities
Net income	$1,893	$2,098	$1,480
Equity in earnings of subsidiaries	(2,072)	(2,333)	(1,876)
Dividends received from subsidiaries	2,721	2,093	1,589
Gain on disposal of business before affinity partner payment	(313)	—	—
Other operating activities, primarily with subsidiaries	596	57	712
Net cash provided by operating activities	2,825	1,915	1,905

Cash Flows from Investing Activities
Available-for-Sale securities:
Maturities, sinking fund payments and calls	204	94	44
Purchases	(1,153)	(222)	(77)
Proceeds from sale of other investments	6	—	3
Purchase of other investments	(12)	—	—
Purchase of land, buildings, equipment and software	(42)	(62)	(69)
Proceeds from disposal of business	1,138	—	—
Contributions to subsidiaries	(368)	(73)	(79)
Return of capital from subsidiaries	18	454	47
Repayment of loans to subsidiaries	2,468	1,623	1,277
Issuance of loans to subsidiaries	(2,457)	(1,768)	(1,337)
Other, net	(65)	2	(91)
Net cash provided by investing activities	(263)	48	(282)

Cash Flows from Financing Activities
Dividends paid to shareholders	(504)	(506)	(491)
Repurchase of common shares	(1,943)	(1,630)	(1,485)
Cash paid for purchased options with deferred premiums	(107)	(20)	(19)
Issuance of long-term debt, net of issuance costs	497	—	—
Repayments of long-term debt	(313)	(13)	(11)
Borrowings from subsidiaries	132	472	124
Repayments of borrowings from subsidiaries	(79)	(273)	(15)
Exercise of stock options	3	2	15
Other, net	6	(13)	(1)
Net cash used in financing activities	(2,308)	(1,981)	(1,883)
Net increase (decrease) in cash and cash equivalents	254	(18)	(260)
Cash and cash equivalents at beginning of year	476	494	754
Cash and cash equivalents at end of year	$730	$476	$494
Supplemental Disclosures:
Interest paid on debt	$123	$126	$128
Income taxes paid (received), net	(109)	(27)	(368)
Non-cash dividends from subsidiaries	81	195	109

See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant (Parent Company Only)
1. Basis of Presentation
The accompanying Condensed Financial Statements include the accounts of Ameriprise Financial, Inc. (the “Parent Company”) and, on an equity basis, its subsidiaries and affiliates. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes of Ameriprise Financial. Parent Company revenues and expenses, other than compensation and benefits and debt and interest expense, are primarily related to intercompany transactions with subsidiaries and affiliates.
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
2. Investments
In December 2018, the Parent Company invested in the residual tranche of an asset backed security structure issued by Ameriprise Advisor Financing, LLC, a subsidiary of the Parent Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFS, a subsidiary of the Parent Company. The fair value of the residual tranche was $94 million and $90 million as of December 31, 2019 and 2018, respectively, and is reported in Investments on the Parent Company’s Condensed Balance Sheets. For the year ended December 31, 2019, interest income was $6 million and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
3. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.

•	As of December 31, 2018, the debt of Ameriprise Financial included $50 million of repurchase agreements, which were accounted for as secured borrowings.

•
As of December 31, 2019 and 2018, Ameriprise Financial had $200 million and $150 million, respectively, of borrowings from the Federal Home Loan Bank of Des Moines, which is collateralized with commercial mortgage backed securities and residential mortgage backed securities.

4. Borrowings from Subsidiaries
The Parent Company has intercompany lending arrangements with its subsidiaries. At the end of each business day, taking into consideration all legal and regulatory requirements associated with its subsidiaries, the Parent Company is entitled to draw on all funds in specified bank accounts. Repayment of all or a portion of the funds is due on demand. The Parent Company also has revolving credit agreements with its subsidiaries as the borrower aggregating $1.3 billion and $1.2 billion as of December 31, 2019 and 2018, respectively, of which $50 million and nil was outstanding as of December 31, 2019 and 2018, respectively.
5. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of certain subsidiaries. All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company. The Parent Company has committed revolving credit agreements with its subsidiaries as the lender aggregating $364 million as of December 31, 2019.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2019, 2018 and 2017, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
Ameriprise Financial Services, LLC (“AFS”) (previously Ameriprise Financial Services, Inc.) entered into a FINRA approved subordinated loan agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. For the year ended December 31, 2019, AFS had not made a demand of the principal amount.
Ameriprise Enterprise Investment Services, Inc. (“AEIS”) entered into a FINRA approved subordinated loan agreement with the Parent Company on January 25, 2017 for regulatory net capital purposes. Under this agreement, AEIS borrowed $60 million from the Parent Company with an initial term of five years to be repaid no later than January 22, 2022. Both companies have the option to renew the agreement in one year increments in perpetuity.