Form 10-Q
period 2020-03-31
AMERIPRISE FINANCIAL INC
filed 2020-05-11
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 1, 2020
Common Stock (par value $.01 per share)	122,337,248 shares

AMERIPRISE FINANCIAL, INC.

FORM 10-Q

AMERIPRISE FINANCIAL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,770	$1,627
Distribution fees	464	480
Net investment income	328	397
Premiums	91	371
Other revenues	373	278
Total revenues	3,026	3,153
Banking and deposit interest expense	25	35
Total net revenues	3,001	3,118
Expenses
Distribution expenses	995	900
Interest credited to fixed accounts	91	204
Benefits, claims, losses and settlement expenses	(1,747)	670
Amortization of deferred acquisition costs	512	16
Interest and debt expense	46	53
General and administrative expense	753	805
Total expenses	650	2,648
Pretax income	2,351	470
Income tax provision	315	75
Net income	$2,036	$395

Earnings per share
Basic	$16.11	$2.85
Diluted	$15.88	$2.82
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income	$2,036	$395
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(33)	5
Net unrealized gains (losses) on securities	(524)	322
Net unrealized gains (losses) on derivatives	—	(1)
Total other comprehensive income (loss), net of tax	(557)	326
Total comprehensive income	$1,479	$721
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$8,730	$3,709
Cash of consolidated investment entities	99	118
Investments (net of allowance for credit losses: 2020, $52; 2019, $24 (1))	36,626	37,915
Investments of consolidated investment entities, at fair value	1,398	1,606
Separate account assets	75,305	87,488
Receivables (net of allowance for credit losses: 2020, $47; 2019, $39)	7,185	7,202
Receivables of consolidated investment entities, at fair value	3	8
Deferred acquisition costs	2,364	2,698
Restricted and segregated cash, cash equivalents and investments	2,848	2,386
Other assets	11,124	8,698
Total assets	$145,682	$151,828

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$32,685	$30,512
Separate account liabilities	75,305	87,488
Customer deposits	17,010	14,430
Short-term borrowings	200	201
Long-term debt	2,344	3,097
Debt of consolidated investment entities, at fair value	1,376	1,628
Accounts payable and accrued expenses	1,427	1,884
Other liabilities	8,536	6,775
Other liabilities of consolidated investment entities, at fair value	106	84
Total liabilities	138,989	146,099
Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 331,142,264 and 329,842,827, respectively)	3	3
Additional paid-in capital	8,578	8,461
Retained earnings	16,180	14,279
Treasury shares, at cost (208,807,377 and 205,903,593 shares, respectively)	(17,773)	(17,276)
Accumulated other comprehensive income (loss), net of tax	(295)	262
Total equity	6,693	5,729
Total liabilities and equity	$145,682	$151,828
(1) Prior to January 1, 2020, the allowance for credit losses is not applicable to Available-for-Sale securities. See Notes 2, 3, 6 and 7 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at January 1, 2019	136,330,747	$3	$8,260	$12,909	$(15,293)	$(291)	$5,588
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	(5)	—	—	(5)
Comprehensive income:
Net income	—	—	—	395	—	—	395
Other comprehensive loss, net of tax	—	—	—	—	—	326	326
Total comprehensive income							721
Dividends to shareholders	—	—	—	(127)	—	—	(127)
Repurchase of common shares	(3,199,907)	—	—	—	(399)	—	(399)
Share-based compensation plans	1,052,667	—	10	—	55	—	65
Balances at March 31, 2019	134,183,507	$3	$8,270	$13,172	$(15,637)	$35	$5,843

Balances at January 1, 2020	123,939,234	$3	$8,461	$14,279	$(17,276)	$262	$5,729
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	(9)	—	—	(9)
Comprehensive income:
Net income	—	—	—	2,036	—	—	2,036
Other comprehensive income, net of tax	—	—	—	—	—	(557)	(557)
Total comprehensive income							1,479
Dividends to shareholders	—	—	—	(126)	—	—	(126)
Repurchase of common shares	(3,382,619)	—	—	—	(537)	—	(537)
Share-based compensation plans	1,778,272	—	117	—	40	—	157
Balances at March 31, 2020	122,334,887	$3	$8,578	$16,180	$(17,773)	$(295)	$6,693
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash Flows from Operating Activities
Net income	$2,036	$395
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	47	46
Deferred income tax expense (benefit)	1,273	(2)
Share-based compensation	36	30
Net realized investment (gains) losses	(5)	(10)
Net trading (gains) losses	(3)	(4)
Loss from equity method investments	19	12
Impairments and provision for loan losses	21	5
Net (gains) losses of consolidated investment entities	6	4
Changes in operating assets and liabilities:
Restricted and segregated investments	—	(25)
Deferred acquisition costs	452	(55)
Policyholder account balances, future policy benefits and claims, net	2,634	(201)
Derivatives, net of collateral	(681)	316
Receivables	(13)	125
Brokerage deposits	378	(264)
Accounts payable and accrued expenses	(432)	(177)
Current income tax expense (benefit)	(1,081)	33
Other operating assets and liabilities of consolidated investment entities, net	(1)	1
Other, net	207	(57)
Net cash provided by (used in) operating activities	4,893	172

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	633	92
Maturities, sinking fund payments and calls	2,050	1,986
Purchases	(2,529)	(2,085)
Proceeds from sales, maturities and repayments of mortgage loans	54	64
Funding of mortgage loans	(62)	(43)
Proceeds from sales, maturities and collections of other investments	77	51
Purchase of other investments	(115)	(93)
Purchase of investments by consolidated investment entities	(133)	(203)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	141	132
Purchase of land, buildings, equipment and software	(29)	(31)
Cash paid for written options with deferred premiums	(258)	(42)
Cash received from written options with deferred premiums	95	35
Cash paid for deposit receivable	(1)	(345)
Cash received for deposit receivable	30	—
Other, net	7	1
Net cash provided by (used in) investing activities	$(40)	$(481)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$1,271	$1,618
Maturities, withdrawals and cash surrenders	(1,449)	(1,377)
Policyholder account balances:
Deposits and other additions	255	585
Net transfers from (to) separate accounts	30	(1)
Surrenders and other benefits	(430)	(476)
Change in banking deposits, net	2,372	—
Cash paid for purchased options with deferred premiums	(36)	(44)
Cash received from purchased options with deferred premiums	—	12
Issuance of long-term debt	—	497
Repayments of long-term debt	(753)	(3)
Dividends paid to shareholders	(122)	(124)
Repurchase of common shares	(480)	(385)
Exercise of stock options	1	1
Repayments of debt by consolidated investment entities	(29)	(12)
Other, net	(2)	—
Net cash provided by (used in) financing activities	628	291
Effect of exchange rate changes on cash	(17)	7
Net increase (decrease) in cash and cash equivalents, including amounts restricted and cash balances classified as assets held-for-sale	5,464	(11)
Less: Net change in cash balances classified as assets held for sale	—	111
Net increase (decrease) in cash and cash equivalents, including amounts restricted	5,464	(122)
Cash and cash equivalents, including amounts restricted, at beginning of period	6,213	5,883
Cash and cash equivalents, including amounts restricted, at end of period	$11,677	$5,761

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$55	$68
Interest paid by consolidated investment entities	17	14
Income taxes paid, net	34	18
Leased assets obtained in exchange for operating lease liabilities	31	4
Non-cash investing activity:
Partnership commitments not yet remitted	2	—
Investments transferred in connection with reinsurance transaction	—	1,265

	March 31, 2020	December 31, 2019
	(in millions)

Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$8,730	$3,709
Cash of consolidated investment entities	99	118
Restricted and segregated cash, cash equivalents and investments	2,848	2,386
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$11,677	$6,213
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
In the first quarter of 2020, the Company recorded an out-of-period correction of $19 million to management and financial advice fees related to performance fees. The impact of the correction was not material to the prior period financial statements.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (“2019 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. On April 2, 2020, the Company issued $500 million of unsecured senior notes due 2025. See Note 11 for more information on the debt issuance. No other subsequent events or transactions were identified.
2. Summary of Significant Accounting Policies
The Company adopted accounting standard, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The significant accounting policies for Available-for-Sale Securities, Financing Receivables, and Reinsurance were updated as a result of adopting the new accounting standard. Refer to Note 3 for further details of the adoption.
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (“AOCI”), net of impacts to deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”), unearned revenue, benefit reserves, reinsurance recoverables and income taxes. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.
Available-for-Sale securities are impaired when the fair value of an investment is less than its amortized cost. When an Available-for-Sale security is impaired, the Company first assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions exist, the Company recognizes an impairment by reducing the book value of the security for the difference between the investment’s amortized cost and its fair value with a corresponding charge to earnings. Subsequent increases in the fair value of Available-for-Sale securities that occur in periods after a write-down has occurred are recorded as unrealized gains in other comprehensive income (“OCI”), while subsequent decreases in fair value would continue to be recorded as reductions of book value with a charge to earnings.
For securities that do not meet the above criteria, the Company determines whether the decrease in fair value is due to a credit loss or due to other factors. The amount of impairment due to credit-related factors, if any, is recognized as an allowance for credit losses with a related charge to net investment income. The allowance for credit losses is limited to the amount by which the security’s amortized cost basis exceeds its fair value. The amount of the impairment related to other factors is recognized in OCI. Factors the Company considers in determining whether declines in the fair value of fixed maturity securities are due to credit-related factors include: (i) the extent to which the market value is below amortized cost; (ii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iii) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors.
If through subsequent evaluation there is a sustained increase in cash flows expected, both the allowance and related charge to earnings may be reversed to reflect the increase in expected principal and interest payments. However, for Available-for-Sale securities that recognized an impairment prior to January 1, 2020 by reducing the book value of the security, the difference between the new amortized cost basis and the improved cash flows expected to be collected is accreted as interest income.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In order to determine the amount of the credit loss component for corporate debt securities, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and the Company’s position in the debtor’s overall capital structure. When assessing potential credit-related impairments for structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), the Company also considers credit-related factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections.
Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for Available-for-Sale securities. Accrued interest on Available-for-sale securities is recorded as earned in receivables on the Consolidated Balance Sheets. Available-for-Sale securities are placed on nonaccrual status when the accrued balance becomes 90 days past due or earlier based on management’s evaluation of the facts and circumstances of each security under review. At this time all previously accrued interest is reversed through net investment income.
Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans, and deposit receivables.
Commercial Loans
Commercial loans include commercial mortgage loans, syndicated loans, and advisor loans and are recorded at amortized cost less the allowance for loan losses. Commercial mortgage loans and syndicated loans are recorded within investments on the Consolidated Balance Sheets. Advisor loans are recorded within receivables on the Consolidated Balance Sheets. Commercial mortgage loans are loans on commercial properties that are originated by the Company. Syndicated loans represent the Company’s investment in loan syndications originated by unrelated third parties. The Company offers loans to financial advisors primarily for recruiting, transitional cost assistance and retention purposes. These advisor loans are generally repaid over a five- to ten-year period. If the financial advisor is no longer affiliated with the Company, any unpaid balance of such loan becomes immediately due.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on commercial mortgage loans and syndicated loans is recorded in net investment income on the Consolidated Statements of Operations. Interest income recognized on advisor loans is recorded in other revenues on the Consolidated Statements of Operations.
Consumer Loans
Consumer loans consist of credit card receivables, policy loans, and brokerage margin loans and are recorded at amortized cost less the allowance for loan losses. Credit card receivables and policy loans are recorded within investments on the Consolidated Balance Sheets. Brokerage margin loans are recorded within receivables on the Consolidated Balance Sheets. Credit card receivables are related to Ameriprise-branded credit cards issued to the Company’s customers by a third party. When originated, policy loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses. The Company’s broker dealer subsidiaries enter into lending arrangements with clients through the normal course of business, which are primarily based on customer margin levels.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on consumer loans is recorded in net investment income on the Consolidated Statements of Operations.
Deposit Receivable
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability related to insurance risk in accordance with applicable accounting standards. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Reinsurance deposits made are included in receivables. As amounts are received, consistent with the underlying contracts, the deposit receivable is adjusted. The deposit receivable is accreted using the interest method and the accretion is reported in other revenues.
See Note 7 for additional information on financing receivables.
Allowance for Credit Losses
The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected over the asset’s expected life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions. Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset. Estimates of expected credit losses consider both historical charge-off and recovery experience as well as management’s expectation of future charge-off and recovery levels. Expected losses related to risks other than credit risk are excluded from the allowance for credit losses. The allowance for credit losses is measured and recorded upon initial recognition of the loan, regardless of whether it is originated or purchased. The methods and information used to develop the allowance for credit losses for each class of financing receivable are discussed below.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Commercial Loans
The allowance for credit losses for commercial mortgage loans and syndicated loans utilizes a probability of default and loss severity approach to estimate lifetime expected credit losses. Actual historical default and loss severity data for each type of commercial loan is adjusted for current conditions and reasonable and supportable forecasts of future economic conditions to develop the probability of default and loss severity assumptions that are applied to the amortized cost basis of the loans over the expected life of each portfolio. The allowance for credit losses on commercial mortgage loans and syndicated loans is recorded through provisions charged to net investment income and is reduced/increased by net charge-offs/recoveries.
Management determines the adequacy of the allowance for credit losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios and occupancy rates, along with reasonable and supportable forecasts of economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change. While the Company may attribute portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses expected over the life of the loan portfolio.
When determining the allowance for credit losses for advisor loans, the Company considers its actual historical collection experience and advisor termination experience as well as other factors including amounts due at termination, the reasons for the terminated relationship, length of time since termination, and the former financial advisor’s overall financial position. Management uses its best estimate of future termination and collection rates to estimate expected credit losses over the expected life of the loans. The allowance for credit losses on advisor loans is recorded in distribution expenses.
Consumer Loans
The allowance for loan losses for credit card receivables is based on a model that projects the Company’s receivable exposure over the expected life of the loans using cohorts based on the age of the receivable, geographic location, and credit scores. The model utilizes industry data to derive probability of default and loss given default assumptions, adjusted for current and future economic conditions. Management evaluates actual historical charge-off experience and monitors risk factors including FICO scores and past-due status within the credit card portfolio to ensure the allowance for loan losses based on industry data appropriately reserves for risks specific to the Company’s portfolio. The allowance for credit losses for credit card receivables is recorded in net investment income.
The Company monitors the market value of collateral supporting the margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. Due to these ongoing monitoring procedures, the allowance for credit losses is only measured for the margin loan balances that are uncollateralized at the balance sheet date.
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for credit losses.
Deposit receivable
The allowance for credit losses is calculated on an individual reinsurer basis. The deposit receivable is collateralized by an underlying trust arrangement. Management evaluates the terms of the reinsurance and trust agreements, the nature of the underlying assets, and the potential for changes in the collateral value when considering the need for an allowance for credit losses.
Nonaccrual Loans
Commercial mortgage loans and syndicated loans are placed on nonaccrual status when either the collection of interest or principal has become 90 days past due or is otherwise considered doubtful of collection. Advisor loans are placed on nonaccrual status upon the advisor’s termination. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Interest payments received on loans on nonaccrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible. Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for commercial mortgage loans, syndicated loans, and consumer loans.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Charge-off and Foreclosure
Commercial Loans
Charge-offs are recorded when the Company concludes that all or a portion of the commercial mortgage loan or syndicated loan is uncollectible. Factors used by the Company to determine whether all amounts due on commercial mortgage loans will be collected, include but are not limited to, the financial condition of the borrower, performance of the underlying properties, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on property type and geographic location. Factors used by the Company to determine whether all amounts due on syndicated loans will be collected, include but are not limited to the borrower’s financial condition, industry outlook, and internal risk ratings based on rating agency data and internal analyst expectations.
If it is determined that foreclosure on a commercial mortgage loan is probable and the fair value is less than the current loan balance, expected credit losses are measured as the difference between the amortized cost basis of the asset and fair value less estimated selling costs. Upon foreclosure, the commercial mortgage loan and related allowance are reversed, and the foreclosed property is recorded as real estate owned in other assets.
Concerns regarding the recoverability of loans to advisors primarily arise in the event that the financial advisor is no longer affiliated with the Company. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of the loan is written-off and the related allowance is reduced.
Consumer Loans
Credit card receivables are not placed on nonaccrual status at 90 days past due, however, are fully charged off upon reaching 180 days past due.
Reinsurance
Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within receivables, net of the allowance for credit losses. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include the fact the Company has no actual history of losses and the fact that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured long term care business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to benefits, claims, losses and settlement expenses on the Consolidated Statements of Operations.
3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy of timing of transfers between levels of the fair value hierarchy, and 3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. The Company early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The Company adopted the provisions of the standard to include new disclosures on January 1, 2020. The update does not have an impact on the Company’s consolidated results of operations or financial condition. See Note 12 for additional disclosures on fair value measurements.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. At adoption, the initial estimate of the expected credit losses will be recorded through retained earnings and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The credit loss model for Available-for-Sale debt securities did not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company adopted the standard on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated results of operations or financial condition.
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
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: 1) receivables and debt contracts are accounted for prospectively by adjusting the effective interest rate, 2) leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and 3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. The Company is currently evaluating the impact of electing to adopt the standard on its consolidated results of operations and financial condition.
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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is currently effective for interim and annual periods beginning after December 15, 2021. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.
4. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended March 31, 2020
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$447	$—	$—	$—	$447	$—	$447
Institutional	—	85	—	—	—	85	—	85
Advisory fees	854	—	—	—	—	854	—	854
Financial planning fees	81	—	—	—	—	81	—	81
Transaction and other fees	89	47	13	2	—	151	—	151
Total management and financial advice fees	1,024	579	13	2	—	1,618	—	1,618

Distribution fees:
Mutual funds	184	60	—	—	—	244	—	244
Insurance and annuity	208	43	79	7	—	337	—	337
Other products	156	—	—	—	—	156	—	156
Total distribution fees	548	103	79	7	—	737	—	737

Other revenues	47	1	—	—	3	51	—	51
Total revenue from contracts with customers	1,619	683	92	9	3	2,406	—	2,406

Revenue from other sources (1)	101	3	497	248	60	909	52	961
Total segment gross revenues	1,720	686	589	257	63	3,315	52	3,367
Less: Banking and deposit interest expense	25	—	—	—	1	26	—	26
Total segment net revenues	1,695	686	589	257	62	3,289	52	3,341
Less: Intersegment revenues	222	13	90	14	(1)	338	2	340
Total net revenues	$1,473	$673	$499	$243	$63	$2,951	$50	$3,001

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31, 2019
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$429	$—	$—	$—	$429	$—	$429
Institutional	—	104	—	—	—	104	—	104
Advisory fees	725	—	—	—	—	725	—	725
Financial planning fees	69	—	—	—	—	69	—	69
Transaction and other fees	84	46	13	2	—	145	—	145
Total management and financial advice fees	878	579	13	2	—	1,472	—	1,472

Distribution fees:
Mutual funds	171	57	—	—	—	228	—	228
Insurance and annuity	205	41	79	7	2	334	—	334
Other products	185	—	—	—	—	185	—	185
Total distribution fees	561	98	79	7	2	747	—	747

Other revenues	45	1	2	—	—	48	—	48
Total revenue from contracts with customers	1,484	678	94	9	2	2,267	—	2,267

Revenue from other sources (1)	105	11	510	253	342	1,221	3	1,224
Total segment gross revenues	1,589	689	604	262	344	3,488	3	3,491
Less: Banking and deposit interest expense	35	—	—	—	2	37	—	37
Total segment net revenues	1,554	689	604	262	342	3,451	3	3,454
Less: Intersegment revenues	219	13	88	15	(2)	333	3	336
Total net revenues	$1,335	$676	$516	$247	$344	$3,118	$—	$3,118
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
The Company’s asset management contracts for Open Ended Investment Companies (“OEICs”) and unit trusts in the UK and Société d'Investissement à Capital Variable (“SICAVs”) in Europe include performance obligations for asset management and fund distribution services. The amounts received for these services are reported as management and financial advice fees. The revenue recognition pattern is the same for both performance obligations as the fund distribution services revenue is variably constrained due to factors outside the Company’s control including market volatility and client behavior (such as how long clients hold their investment) and not recognized until assets under management are known.
The Company may also earn performance-based management fees on institutional accounts, hedge funds, collateralized loan obligations (“CLOs”), OEICs, SICAVs and property and other funds based on a percentage of account returns in excess of either a

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

benchmark index or a contractually specified level. This revenue is variable and impacted primarily by the performance of the assets being managed compared to the benchmark index or contractually specified level. The revenue is not recognized until it is probable that a significant reversal will not occur. Performance-based management fees are invoiced on a quarterly or annual basis.
Advisory Fees
The Company earns revenue for performing investment advisory services for certain brokerage customer’s discretionary and non-discretionary managed accounts. The revenue is earned based on a contractual fixed rate applied, as a percentage, to the market value of assets held in the account. The investment advisory performance obligation is considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Advisory fees are billed on a monthly basis on the prior month end assets.
Financial Planning Fees
The Company earns revenue for providing financial plans to its clients. The revenue earned for each financial plan is either a fixed fee (received monthly, quarterly or annually) or a variable fee (received monthly) based on a contractual fixed rate applied, as a percentage, to the prior month end assets held in a client’s investment advisory account. The financial planning fee is based on the complexity of a client’s financial and life situation and his or her advisor’s experience. The performance obligation is satisfied at the time the financial plan is delivered to the customer. The Company records a contract liability for the unearned revenue when cash is received before the plan is delivered. The financial plan contracts with clients are annual contracts. Amounts recorded as a contract liability are recognized as revenue when the financial plan is delivered, which occurs within the annual contract period.
For fixed fee arrangements, revenue is recognized when the financial plan is delivered. The Company accrues revenue for any amounts that have not been received at the time the financial plan is delivered.
For variable fee arrangements, revenue is recognized for cash that has been received when the financial plan is delivered. The amount received after the plan is delivered is variably constrained due to factors outside the Company’s control including market volatility and client behavior. The revenue is recognized when it is probable that a significant reversal will not occur that is generally each month end as the advisory account balance uncertainty is resolved.
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $140 million and $143 million as of March 31, 2020 and December 31, 2019, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets and were $112 million and $116 million as of March 31, 2020 and December 31, 2019, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $44 million and nil as of March 31, 2020 and December 31, 2019, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $318 million and $400 million as of March 31, 2020 and December 31, 2019, respectively.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its carrying value, which was $3 million and $4 million as of March 31, 2020 and December 31, 2019, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $12 million as of both March 31, 2020 and December 31, 2019.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both March 31, 2020 and December 31, 2019.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $26 million and $15 million as of March 31, 2020 and December 31, 2019, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $255 million and $270 million as of March 31, 2020 and December 31, 2019, respectively. The Company had a $12 million and a $15 million liability recorded as of March 31, 2020 and December 31, 2019, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 12 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$7	$—	$7
Common stocks	1	—	—	1
Syndicated loans	—	1,088	302	1,390
Total investments	1	1,095	302	1,398
Receivables	—	3	—	3
Total assets at fair value	$1	$1,098	$302	$1,401

Liabilities
Debt (1)	$—	$1,376	$—	$1,376
Other liabilities	—	106	—	106
Total liabilities at fair value	$—	$1,482	$—	$1,482

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	1	—	—	1
Syndicated loans	—	1,454	143	1,597
Total investments	1	1,462	143	1,606
Receivables	—	8	—	8
Total assets at fair value	$1	$1,470	$143	$1,614

Liabilities
Debt (1)	$—	$1,628	$—	$1,628
Other liabilities	—	84	—	84
Total liabilities at fair value	$—	$1,712	$—	$1,712

(1)
The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.4 billion and $1.7 billion as of March 31, 2020 and December 31, 2019, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans
	(in millions)
Balance, January 1, 2020	$143
Total gains (losses) included in:
Net income	(39)	(1)
Purchases	43
Sales	(7)
Settlements	(10)
Transfers into Level 3	248
Transfers out of Level 3	(76)
Balance, March 31, 2020	$302

Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2020	$(37)	(1)

Syndicated Loans
(in millions)
Balance, January 1, 2019	$226
Purchases	22
Sales	(1)
Settlements	(7)
Transfers into Level 3	25
Transfers out of Level 3	(148)
Balance, March 31, 2019	$117

Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2019	$—

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
All Level 3 measurements as of March 31, 2020 and December 31, 2019 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third-party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third-party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company. See Note 12 for a description of the Company’s determination of the fair value of corporate debt securities, common stocks and other investments.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2020	December 31, 2019
	(in millions)
Syndicated loans
Unpaid principal balance	$1,696	$1,678
Excess unpaid principal over fair value	(306)	(81)
Fair value	$1,390	$1,597
Fair value of loans more than 90 days past due	$3	$4
Fair value of loans in nonaccrual status	73	42
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	64	18

Debt
Unpaid principal balance	$1,732	$1,761
Excess unpaid principal over fair value	(356)	(133)
Carrying value (1)	$1,376	$1,628

(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.4 billion and $1.7 billion as of March 31, 2020 and December 31, 2019, respectively.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(6) million and $(4) million for the three months ended March 31, 2020 and 2019, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)
Debt of consolidated CLOs due 2025-2030	$1,376	$1,628	3.3%	3.5%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0% to 10.4%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2020	December 31, 2019
	(in millions)
Available-for-Sale securities, at fair value (net of allowance for credit losses: 2020, $13)	$31,846	$33,129
Mortgage loans, net (net of allowance for credit losses: 2020, $26; 2019, $19)	2,779	2,778
Policy loans	869	868
Other investments (net of allowance for credit losses: 2020, $13; 2019, $5)	1,132	1,140
Total	$36,626	$37,915

Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of net investment income:

	Three Months Ended March 31,
	2020		2019
	(in millions)
Investment income on fixed maturities	$322		$353
Net realized gains (losses)	(19)	(1)	4
Affordable housing partnerships	(14)		(15)
Other	22		32
Consolidated investment entities	17		23
Total	$328		$397

(1) Includes the change in the allowance for credit losses of $24 million for the three months ended March 31, 2020.
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$11,185	$857	$(335)	$(13)	$11,694
Residential mortgage backed securities	9,734	117	(136)	—	9,715
Commercial mortgage backed securities	5,478	61	(144)	—	5,395
Asset backed securities	2,129	28	(73)	—	2,084
State and municipal obligations	1,100	235	(5)	—	1,330
U.S. government and agency obligations	1,372	4	—	—	1,376
Foreign government bonds and obligations	251	9	(8)	—	252
Total	$31,249	$1,311	$(701)	$(13)	$31,846

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$10,847	$1,344	$(4)	$12,187
Residential mortgage backed securities	9,954	94	(19)	10,029
Commercial mortgage backed securities	5,473	96	(6)	5,563
Asset backed securities	1,968	42	(4)	2,006
State and municipal obligations	1,131	238	(2)	1,367
U.S. government and agency obligations	1,679	1	—	1,680
Foreign government bonds and obligations	254	19	(2)	271
Other securities	26	—	—	26
Total	$31,332	$1,834	$(37)	$33,129

As of March 31, 2020, and December 31, 2019, accrued interest of $187 million and $177 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of March 31, 2020 and December 31, 2019, investment securities with a fair value of $2.7 billion and $2.2 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $411 million and $576 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both March 31, 2020 and December 31, 2019, fixed maturity securities comprised approximately 87% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2020 and December 31, 2019, the Company’s internal analysts rated $557 million and $624 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$18,039	$17,903	56%	$18,256	$18,437	56%
AA	1,030	1,204	4	1,113	1,304	4
A	3,157	3,596	11	3,008	3,474	10
BBB	7,878	8,144	26	8,178	9,102	28
Below investment grade (1)	1,145	999	3	777	812	2
Total fixed maturities	$31,249	$31,846	100%	$31,332	$33,129	100%

(1)
The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $5 million and $4 million, respectively, as of March 31, 2020, and $5 million and $6 million, respectively, as of December 31, 2019. These securities are not rated but are included in below investment grade due to their risk characteristics.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

As of both March 31, 2020 and December 31, 2019, approximately 45% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)
	(in millions, except number of securities)
Corporate debt securities	233	$2,844	$(337)	10	$37	$(11)	243	$2,881	$(348)
Residential mortgage backed securities	326	6,020	(122)	90	728	(14)	416	6,748	(136)
Commercial mortgage backed securities	99	2,636	(136)	20	206	(8)	119	2,842	(144)
Asset backed securities	87	1,424	(63)	9	163	(10)	96	1,587	(73)
State and municipal obligations	6	79	(4)	2	7	(1)	8	86	(5)
Foreign government bonds and obligations	20	93	(6)	8	10	(2)	28	103	(8)
Total	771	$13,096	$(668)	139	$1,151	$(46)	910	$14,247	$(714)
(1) Unrealized losses of $13 million due to credit-related factors is recorded in the allowance for credit losses as of March 31, 2020.

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	13	$66	$(1)	23	$173	$(3)	36	$239	$(4)
Residential mortgage backed securities	150	4,328	(10)	118	1,164	(9)	268	5,492	(19)
Commercial mortgage backed securities	52	1,622	(3)	31	314	(3)	83	1,936	(6)
Asset backed securities	34	598	(3)	16	213	(1)	50	811	(4)
State and municipal obligations	5	23	—	4	57	(2)	9	80	(2)
Foreign government bonds and obligations	1	—	—	10	15	(2)	11	15	(2)
Total	255	$6,637	$(17)	202	$1,936	$(20)	457	$8,573	$(37)

As part of Ameriprise Financial’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the first quarter of 2020 is primarily attributable to wider credit spreads, partially offset by lower interest rates.
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

Corporate Debt Securities
(in millions)
Balance, January 1, 2020 (1)	$—
Additions for which credit losses were not previously recorded	13
Balance, March 31, 2020	$13

(1) Prior to January 1, 2020, credit losses on Available-for-Sale securities were not recorded in an allowance but were recorded as a reduction of the book value of the security if the security was other-than-temporarily impaired. There is no adoption impact due to the prospective transition for Available-for-Sale securities.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net investment income were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Gross realized investment gains	$8	$19
Gross realized investment losses	(3)	(9)
Credit losses	(13)	(5)
Total	$(8)	$5

Credit losses for the three months ended March 31, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry. The Company recognized an impairment of $5 million in the first quarter of 2019 on investments held by Ameriprise Auto & Home Insurance (“AAH”) as the Company no longer intended to hold the securities until the recovery of fair value to book value.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of March 31, 2020 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,700	$2,706
Due after one year through five years	4,749	4,741
Due after five years through 10 years	2,479	2,562
Due after 10 years	3,980	4,643
	13,908	14,652
Residential mortgage backed securities	9,734	9,715
Commercial mortgage backed securities	5,478	5,395
Asset backed securities	2,129	2,084
Total	$31,249	$31,846

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
7.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans, and the deposit receivable. See Note 2 for information regarding the Company’s accounting policies related to financing receivables and the allowance for credit losses.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the three months ended March 31:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, December 31, 2019 (1)	$51	$—	$51
Cumulative effect of adoption of current expected credit losses guidance	2	3	5
Balance, January 1, 2020	53	3	56
Provisions	10	2	12
Write-offs	—	(1)	(1)
Balance, March 31, 2020	$63	$4	$67

(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Commercial Loans
(in millions)
Balance, January 1, 2019	$49
Write-offs	(1)
Balance, March 31, 2019	$48

As of both March 31, 2020 and December 31, 2019, accrued interest on commercial loans was $14 million and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2020 and 2019, the Company purchased $56 million and $33 million, respectively, of syndicated loans, and sold $7 million and $13 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $31 million and $25 million as of March 31, 2020 and December 31, 2019, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Total commercial mortgage loans past due were nil as of both March 31, 2020 and December 31, 2019.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2020 and December 31, 2019. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months.
The table below presents the amortized cost basis of commercial mortgage loans as of March 31, 2020 by year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$1	$11	$12
80% - 100%	13	15	10	4	14	12	68
60% - 80%	33	182	85	44	61	129	534
40% - 60%	8	46	54	156	86	692	1,042
< 40%	5	24	51	96	75	898	1,149
Total	$59	$267	$200	$300	$237	$1,742	$2,805

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)
East North Central	$234	$239	8%	9%
East South Central	119	121	4	4
Middle Atlantic	185	182	7	6
Mountain	247	251	9	9
New England	56	54	2	2
Pacific	843	831	30	30
South Atlantic	730	723	26	26
West North Central	211	214	8	8
West South Central	180	182	6	6
	2,805	2,797	100%	100%
Less: allowance for credit losses	26	19
Total	$2,779	$2,778

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)
Apartments	$705	$692	25%	25%
Hotel	50	51	2	2
Industrial	430	429	15	15
Mixed use	90	78	3	3
Office	407	419	15	15
Retail	918	931	33	33
Other	205	197	7	7
	2,805	2,797	100%	100%
Less: allowance for credit losses	26	19
Total	$2,779	$2,778

Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2020 and December 31, 2019 was $560 million and $543 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers, with limited exposure to the oil and gas industry. Total syndicated loans past due were nil and $1 million as of March 31, 2020 and December 31, 2019, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The table below presents the amortized cost basis of syndicated loans as of March 31, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	13	5	6	2	7	33
Risk 3	—	5	14	31	10	19	79
Risk 2	11	40	59	60	23	56	249
Risk 1	9	27	49	58	18	38	199
Total	$20	$85	$127	$155	$53	$120	$560

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $9 million and $10 million as of March 31, 2020 and December 31, 2019, respectively.
The table below presents the amortized cost basis of advisor loans as of March 31, 2020 by origination year and termination status:

Termination Status	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Active	$46	$153	$109	$134	$91	$111	$644
Terminated	—	—	—	1	3	12	16
Total	$46	$153	$109	$135	$94	$123	$660

Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured as based on the number of days past due. Two percent of credit card receivables were over 30 days past due as of both March 31, 2020 and December 31, 2019.
The table below presents the amortized cost basis of credit card receivables by FICO score as of March 31, 2020:

Total
(in millions)
> 800	$24
750 - 799	19
700 - 749	25
650 - 699	16
< 650	7
Total	$91

Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for credit losses.
Margin Loans
The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both March 31, 2020 and December 31, 2019, the allowance for credit losses on margin loans was not material.
Deposit Receivable
The deposit receivable was $1.5 billion as of both March 31, 2020 and December 31, 2019. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, the Company did not have an allowance for credit losses for the deposit receivable as of both March 31, 2020 and December 31, 2019.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both March 31, 2020 and December 31, 2019. There were no loans restructured by the Company during both the three months ended March 31, 2020 and 2019. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

8.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2020	2019
	(in millions)
Balance at January 1	$2,698	$2,776
Capitalization of acquisition costs	60	71
Amortization	(512)	(16)
Impact of change in net unrealized (gains) losses on securities	118	(59)
Reclassified to assets held for sale (1)	—	(15)
Balance at March 31	$2,364	$2,757

(1) On April 2, 2019, the Company announced it signed a definitive agreement with a subsidiary of American Family Mutual Holding Company (American Family Insurance) for the sale of AAH, a business unit of Ameriprise Financial. The Company met the requirements to classify assets related to AAH as held for sale as of March 31, 2019.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2020	2019
	(in millions)
Balance at January 1	$218	$251
Amortization	(36)	—
Impact of change in net unrealized (gains) losses on securities	15	(10)
Balance at March 31	$197	$241

9.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,774	$8,909
Variable annuity fixed sub-accounts	5,126	5,103
UL/VUL insurance	3,125	3,110
Indexed universal life (“IUL”) insurance	2,086	2,025
Other life insurance	636	646
Total policyholder account balances	19,747	19,793

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	3,899	1,462
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	88	(39)
Other annuity liabilities	154	139
Fixed annuity life contingent liabilities	1,432	1,444
Life and disability income insurance	1,199	1,212
Long term care insurance	5,125	5,302
UL/VUL and other life insurance additional liabilities	836	1,033
Total future policy benefits	12,733	10,553
Policy claims and other policyholders’ funds	205	166
Total policyholder account balances, future policy benefits and claims	$32,685	$30,512

(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2019 reported as a contra liability.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Separate account liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Variable annuity	$64,744	$74,965
VUL insurance	6,073	7,429
Other insurance	25	31
Threadneedle investment liabilities	4,463	5,063
Total	$75,305	$87,488

10.  Variable Annuity and Insurance Guarantees
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2020				December 31, 2019
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$55,082	$53,129	$611	68	$62,909	$60,967	$5	67
Five/six-year reset	6,920	4,189	205	68	7,983	5,263	7	67
One-year ratchet	5,080	4,740	518	70	5,935	5,600	7	70
Five-year ratchet	1,195	1,139	46	67	1,396	1,340	—	66
Other	1,040	1,022	185	73	1,192	1,174	65	73
Total — GMDB	$69,317	$64,219	$1,565	68	$79,415	$74,344	$84	67

GGU death benefit	$955	$899	$107	71	$1,115	$1,063	$133	71

GMIB	$150	$136	$18	70	$186	$172	$6	70

GMWB:
GMWB	$1,691	$1,685	$6	73	$1,999	$1,993	$1	73
GMWB for life	41,357	41,254	1,230	68	46,799	46,691	272	68
Total — GMWB	$43,048	$42,939	$1,236	68	$48,798	$48,684	$273	68

GMAB	$2,184	$2,181	$35	60	$2,528	$2,524	$—	60

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2020		December 31, 2019
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,550	67	$6,550	67

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	—	(1)	(104)	(26)	34
Paid claims	(2)	—	—	—	(17)
Balance at March 31, 2019	$17	$7	$771	$(45)	$676

Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	5	2	2,437	127	32
Paid claims	(2)	—	—	—	(12)
Balance at March 31, 2020	$19	$9	$3,899	$88	$778

(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2020	December 31, 2019
	(in millions)
Mutual funds:
Equity	$37,834	$44,739
Bond	20,701	23,374
Other	5,888	6,471
Total mutual funds	$64,423	$74,584

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

11.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)
Long-term debt:
Senior notes due 2020	$—	$750	—%	5.3%
Senior notes due 2022	500	500	3.0	3.0
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	54	57	N/A	N/A
Other (1)	(10)	(10)	N/A	N/A
Total long-term debt	2,344	3,097

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	201	1.4	1.8
Total	$2,544	$3,298
(1)  Amounts include adjustments for fair value hedges on the Company’s long-term debt and unamortized discount and debt issuance costs. See Note 14 for information on the Company’s fair value hedges.
Long-term Debt
On April 2, 2020, the Company issued $500 million of unsecured 3.0% senior notes due April 2, 2025 and incurred debt issuance costs of $4 million. Interest payments are due semi-annually in arrears on April 2 and October 2, commencing on October 2, 2020.
The Company repaid $750 million principal amount of its 5.3% senior notes at maturity on March 16, 2020.
Short-term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in investments and was $989 million and $905 million, of commercial mortgage backed securities, and $466 million and $184 million, of residential mortgage backed securities, as of March 31, 2020 and December 31, 2019, respectively. The remaining maturity of outstanding FHLB advances was less than three months and less than two months as of March 31, 2020 and December 31, 2019, respectively. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. As of both March 31, 2020 and December 31, 2019, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both March 31, 2020 and December 31, 2019.
12.  Fair Values of Assets and Liabilities
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,680	$4,520	$—	$7,200
Available-for-Sale securities:
Corporate debt securities	—	10,960	734	11,694
Residential mortgage backed securities	—	9,698	17	9,715
Commercial mortgage backed securities	—	5,395	—	5,395
Asset backed securities	—	2,067	17	2,084
State and municipal obligations	—	1,330	—	1,330
U.S. government and agency obligations	1,376	—	—	1,376
Foreign government bonds and obligations	—	252	—	252
Total Available-for-Sale securities	1,376	29,702	768	31,846
Investments at net asset value (“NAV”)				7	(1)
Trading and other securities	13	21	—	34
Separate account assets at NAV				75,305	(1)
Investments and cash equivalents segregated for regulatory purposes	25	—	—	25
Other assets:
Interest rate derivative contracts	1	3,096	—	3,097
Equity derivative contracts	662	1,893	—	2,555
Credit derivative contracts	—	13	—	13
Foreign exchange derivative contracts	2	40	—	42
Total other assets	665	5,042	—	5,707
Total assets at fair value	$4,759	$39,285	$768	$120,124

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$2	$33	$35
IUL embedded derivatives	—	—	725	725
GMWB and GMAB embedded derivatives	—	—	3,276	3,276	(2)
Structured annuity embedded derivatives	—	—	(9)	(9)
Total policyholder account balances, future policy benefits and claims	—	2	4,025	4,027	(3)
Customer deposits	—	5	—	5
Other liabilities:
Interest rate derivative contracts	—	1,238	—	1,238
Equity derivative contracts	296	1,944	—	2,240
Foreign exchange derivative contracts	3	16	—	19
Other	3	10	42	55
Total other liabilities	302	3,208	42	3,552
Total liabilities at fair value	$302	$3,215	$4,067	$7,584

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$267	$2,924	$—	$3,191
Available-for-Sale securities:
Corporate debt securities	—	11,437	750	12,187
Residential mortgage backed securities	—	10,012	17	10,029
Commercial mortgage backed securities	—	5,563	—	5,563
Asset backed securities	—	1,987	19	2,006
State and municipal obligations	—	1,367	—	1,367
U.S. government and agency obligations	1,680	—	—	1,680
Foreign government bonds and obligations	—	271	—	271
Other securities	—	26	—	26
Total Available-for-Sale securities	1,680	30,663	786	33,129
Equity securities	1	—	—	1
Investments at NAV				6	(1)
Trading and other securities	12	26	—	38
Separate account assets at NAV				87,488	(1)
Investments and cash equivalents segregated for regulatory purposes	14	—	—	14
Other assets:
Interest rate derivative contracts	—	1,455	—	1,455
Equity derivative contracts	162	2,722	—	2,884
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	1	17	—	18
Total other assets	163	4,198	—	4,361
Total assets at fair value	$2,137	$37,811	$786	$128,228

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	881	881
GMWB and GMAB embedded derivatives	—	—	763	763	(4)
Total policyholder account balances, future policy benefits and claims	—	3	1,687	1,690	(5)
Customer deposits	—	14	—	14
Other liabilities:
Interest rate derivative contracts	—	418	—	418
Equity derivative contracts	36	3,062	—	3,098
Foreign exchange derivative contracts	1	8	—	9
Other	6	4	44	54
Total other liabilities	43	3,492	44	3,579
Total liabilities at fair value	$43	$3,509	$1,731	$5,283

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

(2)
The fair value of the GMWB and GMAB embedded derivatives included $3.3 billion of individual contracts in a liability position and $12 million of individual contracts in an asset position as of March 31, 2020.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(2.7) billion cumulative increase (decrease) to the embedded derivatives as of March 31, 2020.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position as of December 31, 2019.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(502) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2019.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$750	$17	$19	$786
Total gains (losses) included in:
Net income	—	—	(1)	(1)	(1)
Other comprehensive income (loss)	(6)	—	(1)	(7)
Purchases	5	—	—	5
Settlements	(15)	—	—	(15)
Balance, March 31, 2020	$734	$17	$17	$768

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2020	$—	$—	$(1)	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2020	$(6)	$—	$(1)	$(7)

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687	$44
Total (gains) losses included in:
Net income	(12)	(2)	(145)	(2)	2,420	(3)	(3)	(3)	2,260	(2)	(4)
Issues	2		8		88		(6)		92	2
Settlements	—		(19)		5		—		(14)	(2)
Balance, March 31, 2020	$33		$725		$3,276		$(9)		$4,025	$42

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2020	$—		$(145)	(2)	$2,423	(3)	$—		$2,278	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$913	$136	$20	$6	$1,075
Total gains (losses) included in:
Other comprehensive income (loss)	15	—	—	—	15
Settlements	(81)	(4)	—	—	(85)
Transfers out of Level 3	—	(95)	(20)	—	(115)
Balance, March 31, 2019	$847	$37	$—	$6	$890

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2019	$—	$—	$—	$—	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970	$30
Total (gains) losses included in:
Net income	2	(2)	98	(2)	(230)	(3)	(130)	1	(4)
Issues	7		36		84		127	—
Settlements	—		(17)		(2)		(19)	—
Balance, March 31, 2019	$23		$745		$180		$948	$31

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2019	$—		$98	(2)	$(230)	(3)	$(132)	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4) Included in general and administrative expense in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $1.8 billion and $(158) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended March 31, 2020 and 2019, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$733	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.8%	–	6.0%	2.8%
Asset backed securities	$3	Discounted cash flow	Annual short-term default rate	8.0%			8.0%
			Annual long-term default rate (2)	3.0%	–	3.5%	3.1%
			Discount rate	20.0%			20.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
IUL embedded derivatives	$725	Discounted cash flow	Nonperformance risk (3)	210 bps			210 bps
Fixed deferred indexed annuity embedded derivatives	$33	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.4%
			Nonperformance risk (3)	210 bps			210 bps
GMWB and GMAB embedded derivatives	$3,276	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	36.0%	10.8%
			Surrender rate (4)	0.1%	–	73.5%	3.4%
			Market volatility (7) (8)	4.8%	–	19.2%	12.6%
			Nonperformance risk (3)	210 bps			210 bps
Structured annuity embedded derivatives	$(9)	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	210 bps			210 bps
Contingent consideration liabilities	$42	Discounted cash flow	Discount rate	9.0%			9.0%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$749	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.8%	1.2%
Asset backed securities	$5	Discounted cash flow	Annual short-term default rate	3.3%
			Annual long-term default rate	3.0%
			Discount rate	12.0%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$881	Discounted cash flow	Nonperformance risk (3)	65 bps
Fixed deferred indexed annuity embedded derivatives	$43	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (3)	65 bps
GMWB and GMAB embedded derivatives	$763	Discounted cash flow	Utilization of guaranteed withdrawals (5)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.5%
			Market volatility (7)	3.7%	–	15.9%
			Nonperformance risk (3)	65 bps
Contingent consideration liabilities	$44	Discounted cash flow	Discount rate	9.0%
(1) The weighted average spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
(2) The weighted average annual long-term default rate of asset backed securities is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.

(3)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.
(4) The weighted average surrender rate is weighted based on the benefit base of each contract and represents the average assumption in the current year including the effect of a dynamic surrender formula.

(5)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(6)
The weighted average utilization rate represents the average assumption for the current year, weighting each policy evenly. The calculation excludes policies that have already started taking withdrawals.

(7)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(8)	The weighted average market volatility represents the average volatility across all contracts, weighted by the size of the guaranteed benefit.
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
Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurements of the fixed deferred indexed annuity embedded derivatives and structured annuity embedded derivatives in isolation would have resulted in a significantly lower (higher) liability value.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
Assets
Cash Equivalents
Cash equivalents include time deposits and other highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less. Actively traded money market funds are measured at their NAV and classified as Level 1. U.S. Treasuries are also classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
There is no active market for the transfer of the Company’s embedded derivatives attributable to the provisions of certain variable annuity riders, fixed deferred index annuity, structured annuity and IUL products.
The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value as the present value of future expected benefit payments less the present value of future expected rider fees attributable to the embedded derivative feature. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to implied volatility as well as contractholder behavior assumptions that include margins for risk, all of which the Company believes a market participant would incorporate into an exit price. The fair value also reflects a current estimate of the Company’s nonperformance risk specific to these embedded derivatives. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
The Company uses a discounted cash flow model to determine the fair value of the embedded derivatives associated with the provisions of its equity index annuity product. The projected cash flows generated by this model are based on significant observable inputs related to interest rates, volatilities and equity index levels and, therefore, are classified as Level 2.
The Company uses discounted cash flow models including Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its fixed index annuity, structured annuity and IUL products. The structured annuity product is a limited flexible purchase payment annuity that offers 45 different indexed account options providing equity market exposure and a fixed account. Each indexed account includes a protection option (a buffer or a floor). If the index has a negative return, contractholder losses will be reduced by buffer or limited to a floor. The portion allocated to an indexed account is accounted for as an embedded derivative. The fair value of fixed index annuity, structured annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the fixed index annuity, structured annuity and IUL embedded derivatives are classified as Level 3.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

input (discount rate). Given the use of a significant unobservable input, the fair value of contingent consideration liabilities is classified as Level 3 within the fair value hierarchy.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $130 million and $158 million as of March 31, 2020 and December 31, 2019, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,779	$—	$—	$2,743	$2,743
Policy loans	869	—	—	810	810
Receivables	3,104	100	862	2,044	3,006
Restricted and segregated cash	2,823	2,823	—	—	2,823
Other investments and assets	680	—	467	159	626

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,075	$—	$—	$9,884	$9,884
Investment certificate reserves	7,331	—	—	7,315	7,315
Banking and brokerage deposits	9,678	9,678	—	—	9,678
Separate account liabilities — investment contracts	4,731	—	4,731	—	4,731
Debt and other liabilities	2,644	129	2,569	16	2,714

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,778	$—	$—	$2,833	$2,833
Policy loans	868	—	—	810	810
Receivables	3,168	102	934	2,229	3,265
Restricted and segregated cash	2,372	2,372	—	—	2,372
Other investments and assets	671	—	626	46	672

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,110	$—	$—	$10,061	$10,061
Investment certificate reserves	7,508	—	—	7,497	7,497
Banking and brokerage deposits	6,929	6,929	—	—	6,929
Separate account liabilities — investment contracts	5,403	—	5,403	—	5,403
Debt and other liabilities	3,374	104	3,372	21	3,497

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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

membership in the FHLB and investments related to the Community Reinvestment Act. See Note 7 for additional information on mortgage loans, policy loans, syndicated loans, credit card receivables and the deposit receivable.
Policyholder account balances, future policy benefit and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 9 for additional information on these liabilities. Investment certificate reserves represent customer deposits for fixed rate certificates and stock market certificates. Banking and brokerage deposits are amounts payable to customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. Separate account liabilities are primarily investment contracts in pooled pension funds offered by Threadneedle. Debt and other liabilities include the Company’s long-term debt, short-term borrowings, securities loaned and future funding commitments to affordable housing partnerships and other real estate partnerships. See Note 11 for further information on the Company’s long-term debt and short-term borrowings.
13.  Offsetting Assets and Liabilities
Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets. The Company’s derivative instruments and securities borrowing and lending agreements are subject to master netting and collateral arrangements and qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Securities borrowed and loaned result from transactions between the Company’s broker dealer subsidiary and other financial institutions and are recorded at the amount of cash collateral advanced or received. Securities borrowed and securities loaned are primarily equity securities. The Company’s securities borrowed and securities loaned transactions generally do not have a fixed maturity date and may be terminated by either party under customary terms.
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,145	$—	$5,145	$(2,860)	$(2,011)	$(272)	$2
OTC cleared	96	—	96	(96)	—	—	—
Exchange-traded	466	—	466	(26)	(1)	—	439
Total derivatives	5,707	—	5,707	(2,982)	(2,012)	(272)	441
Securities borrowed	100	—	100	(22)	—	(76)	2
Total	$5,807	$—	$5,807	$(3,004)	$(2,012)	$(348)	$443

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,258	$—	$4,258	$(2,933)	$(1,244)	$(73)	$8
OTC cleared	21	—	21	(21)	—	—	—
Exchange-traded	82	—	82	(5)	—	—	77
Total derivatives	4,361	—	4,361	(2,959)	(1,244)	(73)	85
Securities borrowed	102	—	102	(14)	—	(85)	3
Total	$4,463	$—	$4,463	$(2,973)	$(1,244)	$(158)	$88
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,248	$—	$3,248	$(2,860)	$(8)	$(348)	$32
OTC cleared	212	—	212	(96)	—	—	116
Exchange-traded	37	—	37	(26)	—	—	11
Total derivatives	3,497	—	3,497	(2,982)	(8)	(348)	159
Securities loaned	129	—	129	(22)	—	(102)	5
Total	$3,626	$—	$3,626	$(3,004)	$(8)	$(450)	$164

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,473	$—	$3,473	$(2,933)	$—	$(540)	$—
OTC cleared	41	—	41	(21)	—	—	20
Exchange-traded	11	—	11	(5)	—	—	6
Total derivatives	3,525	—	3,525	(2,959)	—	(540)	26
Securities loaned	104	—	104	(14)	—	(87)	3
Total	$3,629	$—	$3,629	$(2,973)	$—	$(627)	$29
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. Securities borrowing and lending agreements are reflected in receivables and other liabilities, respectively. See Note 14 for additional disclosures related to the Company’s derivative instruments and Note 5 for information related to derivatives held by consolidated investment entities.
14.  Derivatives and Hedging Activities
Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity, foreign exchange and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.
Certain of the Company’s freestanding derivative instruments are subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 13 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$—	$—	$—	$375	$3	$—
Foreign exchange contracts – net investment hedges	65	3	—	93	—	3
Total qualifying hedges	65	3	—	468	3	3

Derivatives not designated as hedging instruments
Interest rate contracts	69,238	3,097	1,238	57,979	1,452	418
Equity contracts	57,452	2,555	2,240	61,921	2,884	3,098
Credit contracts	1,681	13	—	1,419	4	—
Foreign exchange contracts	4,414	39	19	3,412	18	6
Other contracts	—	—	—	1	—	—
Total non-designated hedges	132,785	5,704	3,497	124,732	4,358	3,522

Embedded derivatives
GMWB and GMAB (4)	N/A	—	3,276	N/A	—	763
IUL	N/A	—	725	N/A	—	881
Fixed deferred indexed annuities	N/A	—	35	N/A	—	46
Structured annuities	N/A	—	(9)	N/A	—	—
SMC	N/A	—	5	N/A	—	14
Total embedded derivatives	N/A	—	4,032	N/A	—	1,704
Total derivatives	$132,850	$5,707	$7,529	$125,200	$4,361	$5,229
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, indexed annuity and structured annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets. The fair value of the SMC embedded derivative liability is included in Customer deposits on the Consolidated Balance Sheets.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $4.5 billion and $2.3 billion as of March 31, 2020 and December 31, 2019, respectively. See Note 13 for additional information related to master netting arrangements and cash collateral. See Note 5 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2020 included $3.3 billion of individual contracts in a liability position and $12 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2019 included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2020 and December 31, 2019, investment securities with a fair value of $296 million and $84 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $296 million and $84 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2020 and December 31, 2019, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both March 31, 2020 and December 31, 2019, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2020
Interest rate contracts	$(1)	$—	$2	$—	$2,515	$—
Equity contracts	—	(7)	(116)	(112)	1,993	(16)
Credit contracts	—	—	—	—	(36)	—
Foreign exchange contracts	1	—	—	—	44	(3)
GMWB and GMAB embedded derivatives	—	—	—	—	(2,513)	—
IUL embedded derivatives	—	—	—	164	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	12	—	—
Structured annuity embedded derivatives	—	—	—	—	3	—
SMC embedded derivatives	—	7	—	—	—	—
Total gain (loss)	$—	$—	$(114)	$64	$2,006	$(19)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2019
Interest rate contracts	$(9)	$—	$—	$—	$331	$—
Equity contracts	—	6	48	48	(700)	8
Credit contracts	(1)	—	—	—	(29)	—
Foreign exchange contracts	—	—	—	—	(6)	(1)
GMWB and GMAB embedded derivatives	—	—	—	—	148	—
IUL embedded derivatives	—	—	—	(81)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(2)	—	—
SMC embedded derivatives	—	(6)	—	—	—	—
Total gain (loss)	$(10)	$—	$48	$(35)	$(256)	$7

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The indexed portion of structured annuities and the GMAB and non-life contingent GMWB provisions are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. The Company economically hedges the aggregate exposure related to the index portion of structured annuities and the GMAB and non-life contingent GMWB provisions using options, swaptions, swaps and futures.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of March 31, 2020:

	Premiums Payable	Premiums Receivable
	(in millions)
2020 (1)	$138	$38
2021	152	112
2022	203	198
2023	126	58
2024	70	10
2025 - 2028	377	7
Total	$1,066	$423

(1) 2020 amounts represent the amounts payable and receivable for the period from April 1, 2020 to December 31, 2020.
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
Fixed deferred indexed annuity, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to fixed deferred indexed annuity, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. The equity component of fixed deferred indexed annuity, IUL and stock market certificate product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
The Company enters into futures, credit default swaps and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The Company enters into foreign currency forward contracts and total return swaps to economically hedge its exposure to certain foreign transactions. The Company enters into futures contracts to economically hedge its exposure related to compensation plans. The Company enters into interest rate swaps to offset interest rate changes on unrealized gains or losses for certain investments.
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
For the three months ended March 31, 2020 and 2019, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of March 31, 2020 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $0.5 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 16 years and relates to forecasted debt interest payments. See Note 15 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
Fair Value Hedges
The Company entered into and designated as a fair value hedge an interest rate swap to convert senior notes due 2020 from fixed rate debt to floating rate debt. The interest rate swap related to the senior notes due March 2020 was settled during the first quarter when the debt was repaid. The swap had identical terms as the underlying debt being hedged. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. See Note 11 for the cumulative basis adjustments for fair value hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

The following table is a summary of the impact of derivatives designated as hedges on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Total interest and debt expense per Consolidated Statements of Operations	$46	$53
Gain (loss) on interest rate contracts designated as fair value hedges:
Hedged items	$1	$1
Derivatives designated as fair value hedges	(1)	(1)

Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For both the three months ended March 31, 2020 and 2019, the Company recognized a gain of $5 million and loss of $3 million, respectively, in OCI.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 13 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2020 and December 31, 2019, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $181 million and $189 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2020 and December 31, 2019 was $181 million and $189 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2020 and December 31, 2019 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil as of both March 31, 2020 and December 31, 2019.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

15.  Shareholders’ Equity
The following table provides the amounts related to each component of OCI:

	Three Months Ended March 31,
	2020			2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(1,195)	$264	$(931)	$657	$(141)	$516
Reclassification of net (gains) losses on securities included in net income (2)	8	(2)	6	(5)	1	(4)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	508	(107)	401	(240)	50	(190)
Net unrealized gains (losses) on securities	(679)	155	(524)	412	(90)	322

Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	—	—	—	(1)	—	(1)
Net unrealized gains (losses) on derivatives	—	—	—	(1)	—	(1)

Foreign currency translation	(34)	1	(33)	6	(1)	5
Total other comprehensive income (loss)	$(713)	$156	$(557)	$417	$(91)	$326

(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes nil and $1 million pretax gain reclassified to interest and debt expense for the three months ended March 31, 2020 and 2019, respectively.
Other comprehensive income (loss) related to net unrealized gains (losses) on securities includes three components: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit impairments to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2020	$576		$6	$(138)	$(181)	$(1)	$262
OCI before reclassifications	(530)		—	—	(33)	—	(563)
Amounts reclassified from AOCI	6		—	—	—	—	6
Total OCI	(524)		—	—	(33)	—	(557)
Balance, March 31, 2020	$52	(1)	$6	$(138)	$(214)	$(1)	$(295)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2019	$20		$8	$(120)	$(198)	$(1)	$(291)
OCI before reclassifications	326		—	—	5	—	331
Amounts reclassified from AOCI	(4)		(1)	—	—	—	(5)
Total OCI	322		(1)	—	5	—	326
Balance, March 31, 2019	$342	(1)	$7	$(120)	$(193)	$(1)	$35
(1) Includes nil and $(4) million of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of March 31, 2020 and March 31, 2019, respectively.
For the three months ended March 31, 2020 and 2019, the Company repurchased a total of 2.5 million shares and 2.8 million shares, respectively, of its common stock for an aggregate cost of $386 million and $355 million, respectively. In April 2017, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019, which was exhausted in the second quarter of 2019. In February 2019, the Company’s Board of Directors authorized an additional repurchase up to $2.5 billion of the Company’s common stock through March 31, 2021. As of March 31, 2020, the Company had $724 million remaining under this share repurchase authorization.
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
For the three months ended March 31, 2020 and 2019, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $46 million and $29 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2020 and 2019, the Company reacquired 0.6 million shares and 0.1 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $105 million and $15 million, respectively.
During the three months ended March 31, 2020 and 2019, the Company reissued 0.5 million and 0.7 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
16.  Income Taxes
The Company’s effective tax rate was 13.4% and 15.9% for the three months ended March 31, 2020 and 2019, respectively.
The effective tax rate for the three months ended March 31, 2020 is lower than the statutory rate primarily due to recent tax law changes that resulted in a $144 million tax benefit related to the forecasted utilization of a 2020 net operating loss (“NOL”) in our life insurance entities that will be applied to previous tax filings, low income housing tax credits and other tax preference items. The Company has determined the NOL benefit is attributable to current year losses; accordingly, the benefit is recorded in the annual effective tax rate.
The effective tax rate for the three months ended March 31, 2019 is lower than the statutory rate as a result of tax preferred items including foreign tax credits and low income housing tax credits, partially offset by lower income in the quarter relative to income expected for the full year.
The lower effective tax rate for the three months ended March 31, 2020 compared to March 31, 2019 is primarily the result of the NOL benefit, partially offset by higher pretax income in the current period compared to the prior period.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $31 million, net of federal benefit, which will expire beginning December 31, 2020.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $13 million and state deferred tax assets of $3

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

million; therefore a valuation allowance has been established. The valuation allowance was $16 million and $19 million as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020 and December 31, 2019, the Company had $98 million and $100 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $68 million and $67 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2020 and December 31, 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by nil to $10 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million in interest and penalties for both the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the Company had a payable of $9 million and $8 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The IRS is currently auditing the Company’s U.S. income tax returns for 2016, 2017 and 2018. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2010 through 2018. In the United Kingdom (“UK”), Her Majesty’s Revenue and Customs is performing a business risk review of the Company’s UK subsidiaries for the 2016 tax year.
17.  Contingencies
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the UK Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries regarding certain subjects, including: sales and distribution of mutual funds, exchange traded funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings, including managed accounts; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; and transaction monitoring systems and controls. The Company has cooperated and will continue to cooperate with the applicable regulators.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2020 and December 31, 2019, the estimated liability was $12 million. As of both March 31, 2020 and December 31, 2019, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
18.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions, except per share amounts)
Numerator:
Net income	$2,036	$395

Denominator:
Basic: Weighted-average common shares outstanding	126.4	138.8
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.8	1.3
Diluted: Weighted-average common shares outstanding	128.2	140.1

Earnings per share:
Basic	$16.11	$2.85
Diluted	$15.88	$2.82

The calculation of diluted earnings per share excludes the incremental effect of 4.5 million and 4.4 million options as of March 31, 2020 and 2019, respectively, due to their anti-dilutive effect.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Adjusted operating earnings is defined as adjusted operating net revenues less adjusted operating expenses. Adjusted operating net revenues and adjusted operating expenses exclude the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual), mean reversion related impacts (the impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves), integration and restructuring charges and the impact of consolidating investment entities. Adjusted operating net revenues also exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments. Adjusted operating expenses also exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), and the DSIC and DAC amortization offset to net realized investment gains or losses. The market impact on variable annuity guaranteed benefits, fixed index annuity benefits and IUL benefits includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2020	December 31, 2019
	(in millions)
Advice & Wealth Management	$20,238	$17,607
Asset Management	7,617	8,226
Annuities	93,363	98,195
Protection	15,632	16,980
Corporate & Other	8,832	10,820
Total assets	$145,682	$151,828

	Three Months Ended March 31,
	2020	2019
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$1,695	$1,554
Asset Management	686	689
Annuities	589	604
Protection	257	262
Corporate & Other	62	342
Less: Eliminations (1)	338	333
Total segment adjusted operating net revenues	2,951	3,118
Net realized gains (losses)	(20)	9
Revenue attributable to consolidated investment entities	16	21
Market impact on IUL benefits, net	55	(17)
Mean reversion related impacts	(1)	—
Market impact of hedges on investments	—	(10)
Integration and restructuring charges	—	(3)
Total net revenues per Consolidated Statements of Operations	$3,001	$3,118

(1)
Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2020 and 2019 in each segment as follows: Advice & Wealth Management ($222 million and $219 million, respectively); Asset Management ($13 million and $13 million, respectively); Annuities ($90 million and $88 million, respectively); Protection ($14 million and $15 million, respectively); and Corporate & Other ($(1) million and $(2) million, respectively).

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$378	$350
Asset Management	157	146
Annuities	95	128
Protection	72	74
Corporate & Other	(50)	(63)
Total segment adjusted operating earnings	652	635
Net realized gains (losses)	(20)	9
Net income (loss) attributable to consolidated investment entities	(2)	—
Market impact on variable annuity guaranteed benefits, net	1,689	(142)
Market impact on IUL benefits, net	91	(51)
Market impact on fixed annuity benefits, net	3	—
Mean reversion related impacts	(61)	36
Market impact of hedges on investments	—	(10)
Integration and restructuring charges	(1)	(7)
Pretax income per Consolidated Statements of Operations	$2,351	$470

AMERIPRISE FINANCIAL, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (“2019 10-K”), as well as our current reports on Form 8-K and other publicly available information. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $839 billion in assets under management and administration as of March 31, 2020. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic presents ongoing significant economic and societal disruption and market volatility, which have known and yet to be seen impacts to our business and operating environment driven by significant volatility in the interest rate and equity markets and the potential associated implications to client activity. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
We have implemented comprehensive strategies to address the operating environment spurred by the pandemic.  To promote the safety and security of our employees and to assure the continuity of our business operations, we have implemented a work-from-home protocol for virtually all of our employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. We have been satisfying elevated customer service volumes and our operations teams have continued to operate successfully and without disruptions in service. Our pandemic strategy is flexible and scalable and takes into consideration that a pandemic could be widespread and may occur in multiple waves, affecting different communities at different times with varying levels of severity.
Our results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. The uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, as well as actions that have been or could be taken by governmental authorities, clients or other third parties, present unknowns that are currently unfolding and will, as they occur, inform any further offsetting or other business adaptation strategies we may deploy. The pandemic and its accompanying impact on the global financial markets and on our operations and financial results will cause results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of COVID-19, and any potentially material effects, please see Item 1A, “Risk Factors” in this report.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change, particularly given the ongoing COVID-19 pandemic. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed in “Item 1A. Risk Factors” in our 2019 10-K and other factors as discussed herein.
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

AMERIPRISE FINANCIAL, INC.

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
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life (“IUL”) benefits, net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; mean reversion related impacts (the impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as adjusted operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:

•	Adjusted operating earnings per diluted share growth of 12% to 15%, and

•	Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of over 30%.
The following tables reconcile our GAAP measures to adjusted operating measures:

	Three Months Ended March 31,		Per Diluted Share
			Three Months Ended March 31,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net income	$2,036	$395	$15.88	$2.82
Less: Net income (loss) attributable to CIEs	(2)	—	(0.02)	—
Add: Integration/restructuring charges (1)	1	7	0.01	0.05
Add: Market impact on variable annuity guaranteed benefits (1)	(1,689)	142	(13.18)	1.02
Add: Market impact on fixed index annuity benefits (1)	(3)	—	(0.02)	—
Add: Market impact on IUL benefits (1)	(91)	51	(0.71)	0.36
Add: Mean reversion related impacts (1)	61	(36)	0.47	(0.26)
Add: Market impact of hedges on investments (1)	—	10	—	0.07
Less: Net realized investment gains (losses) (1)	(20)	9	(0.16)	0.06
Tax effect of adjustments (2)	357	(35)	2.78	(0.25)
Adjusted operating earnings	$694	$525	$5.41	$3.75

Weighted average common shares outstanding:
Basic	126.4	138.8
Diluted	128.2	140.1
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.

AMERIPRISE FINANCIAL, INC.

The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended March 31,
	2020	2019
	(in millions)
Net income	$3,534	$1,899
Less: Adjustments (1)	1,175	(229)
Adjusted operating earnings	$2,359	$2,128

Total Ameriprise Financial, Inc. shareholders’ equity	$6,058	$5,704
Less: AOCI, net of tax	121	(137)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,937	5,841
Less: Equity impacts attributable to CIEs	1	1
Adjusted operating equity	$5,936	$5,840

Return on equity, excluding AOCI	59.5%	32.5%
Adjusted operating return on equity, excluding AOCI (2)	39.7%	36.4%

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

(2)
Adjusted operating return on equity, excluding AOCI, is calculated using the trailing twelve months of adjusted operating earnings in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory tax rate of 21%.

Critical Accounting Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates” in our 2019 10-K.
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

AMERIPRISE FINANCIAL, INC.

The following table presents detail regarding our AUM and AUA:

	March 31,		Change
	2020	2019
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$273.1	$276.9	$(3.8)	(1)%
Asset Management AUM	426.2	459.1	(32.9)	(7)
Eliminations	(27.9)	(28.3)	0.4	1
Total Assets Under Management	671.4	707.7	(36.3)	(5)
Total Assets Under Administration	167.7	183.5	(15.8)	(9)
Total AUM and AUA	$839.1	$891.2	$(52.1)	(6)%
Total AUM decreased $36.3 billion, or 5%, to $671.4 billion as of March 31, 2020 compared to $707.7 billion as of March 31, 2019 primarily due to market depreciation. Our average weighted equity index (“WEI”), which is a proxy for equity movements on AUM, was 9% higher for the three months ended March 31, 2020 compared to the prior year period. The average S&P 500 was 13% higher in the first quarter of 2020 compared to the prior year period. The disconnect between the increase in the WEI and S&P 500 was larger than usual, primarily due to the outperformance of the S&P 500 compared to international and small cap indices. While the average equity markets were higher in the quarter than the prior year period, the ending equity markets were down significantly in the quarter, in part due to volatility related to the COVID-19 pandemic. Advice & Wealth Management AUM decreased $3.8 billion, or 1%, compared to the prior year period driven by market depreciation, partially offset by wrap account net inflows. Asset Management AUM decreased $32.9 billion, or 7% compared to the prior year period driven by market depreciation, net outflows, retail fund distributions and a negative impact of foreign currency translation. See our segment results of operations discussion below for additional information on changes in our AUM.
Consolidated Results of Operations for the Three Months Ended March 31, 2020 and 2019
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$1,770	$1,627	$143	9%
Distribution fees	464	480	(16)	(3)
Net investment income	328	397	(69)	(17)
Premiums	91	371	(280)	(75)
Other revenues	373	278	95	34
Total revenues	3,026	3,153	(127)	(4)
Banking and deposit interest expense	25	35	(10)	(29)
Total net revenues	3,001	3,118	(117)	(4)
Expenses
Distribution expenses	995	900	95	11
Interest credited to fixed accounts	91	204	(113)	(55)
Benefits, claims, losses and settlement expenses	(1,747)	670	(2,417)	NM
Amortization of deferred acquisition costs	512	16	496	NM
Interest and debt expense	46	53	(7)	(13)
General and administrative expense	753	805	(52)	(6)
Total expenses	650	2,648	(1,998)	(75)
Pretax income	2,351	470	1,881	NM
Income tax provision	315	75	240	NM
Net income	$2,036	$395	$1,641	NM
NM Not Meaningful.

AMERIPRISE FINANCIAL, INC.

Overall
Pretax income increased $1.9 billion to $2.4 billion for the three months ended March 31, 2020 compared to $470 million for the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was a benefit of $1.7 billion for the three months ended March 31, 2020 compared to an expense of $142 million for the prior year period.

•
The market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $91 million for the three months ended March 31, 2020 compared to an expense of $51 million for the prior year period.

•	The mean reversion related impact was an expense of $61 million for the three months ended March 31, 2020 compared to a benefit of $36 million for the prior year period.

•	The market impact of hedges on investments was nil for the three months ended March 31, 2020 compared to an expense of $10 million for the prior year period.

•	A positive impact from higher average equity markets and increased client activity.

•	A negative impact on to both on-balance sheet and off-balance sheet brokerage cash and certificate earnings due to lower short-term interest rates.

•	A $27 million favorable change in the mark-to-market impact on share-based compensation expenses.

•	A $24 million unfavorable change in net realized investment gains/losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual.
Net Revenues
Net revenues decreased $117 million, or 4%, to $3.0 billion for the three months ended March 31, 2020 compared to $3.1 billion for the prior year period.
Management and financial advice fees increased $143 million, or 9%, to $1.8 billion for the three months ended March 31, 2020 compared to $1.6 billion for the prior year period reflecting higher average equity markets and wrap account net inflows, partially offset by asset management net outflows and a $19 million performance fee correction.
Distribution fees decreased $16 million, or 3%, to $464 million for the three months ended March 31, 2020 compared to $480 million for the prior year period due to $51 million of lower fees on off-balance sheet brokerage cash primarily due to a decrease in short-term interest rates and variable annuity net outflows, partially offset by higher average equity markets and increased transactional activity.
Net investment income decreased $69 million, or 17%, to $328 million for the three months ended March 31, 2020 compared to $397 million for the prior year period primarily reflecting the following items:

•
Net realized investment losses of $19 million for the three months ended March 31, 2020 compared to net realized investment gains of $4 million for the prior year period. Net realized investment losses for the three months ended March 31, 2020 included a $23 million increase in allowance for credit losses for Available-for-Sale securities and financing receivables. On January 1, 2020, we adopted a new accounting standard for the measurement of credit losses on financial instruments.

•	The unfavorable impact of fixed annuity net outflows and the fixed annuities reinsurance transaction.

•	The unfavorable impact of lower interest rates.

•	The unfavorable market impact of hedges on investments of $10 million in the prior year period.

•	A decrease of $10 million due to the sale of AAH.

•	The favorable impact of higher invested assets related to the bank.
Premiums decreased $280 million, or 75% to $91 million for the three months ended March 31, 2020 compared to $371 million for the prior year primarily reflecting the sale of AAH. Premiums in the prior year period included $270 million from AAH.
Other revenues increased $95 million, or 34%, to $373 million for the three months ended March 31, 2020 compared to $278 million due to a $72 million favorable change in unearned revenue amortization and the reinsurance accrual offset to the market impact on IUL benefits, a favorable impact from the fixed annuities reinsurance transaction and higher fees on variable annuity living benefit riders.
Banking and deposit interest expense decreased $10 million, or 29%, to $25 million for the three months ended March 31, 2020 compared to $35 million due to lower average crediting rates on certificates and lower average certificate balances, partially offset by higher interest expense on banking deposits as deposits have grown since we launched the bank in the second quarter of 2019.
Expenses
Total expenses decreased $2.0 billion, or 75%, to $650 million for the three months ended March 31, 2020 compared to $2.6 billion for the prior year period.

AMERIPRISE FINANCIAL, INC.

Distribution expenses increased $95 million, or 11%, to $995 million for the three months ended March 31, 2020 compared to $900 million for the prior year period reflecting higher advisor compensation due to an increase in average wrap account balances and increased transactional activity.
Interest credited to fixed accounts decreased $113 million, or 55%, to $91 million for the three months ended March 31, 2020 compared to $204 million for the prior year period primarily reflecting the following items:

•
A $271 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $234 million for the three months ended March 31, 2020 compared to an unfavorable impact of $37 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The estimated nonperformance credit spread widened by 145 basis points in the quarter due to the recent market dislocation related to the COVID-19 pandemic, resulting in the favorable impact.

•
A $160 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $166 million for the three months ended March 31, 2020 compared to an expense of $6 million for the prior year period. The increase in expense was primarily due to a decrease in the discount rate, excluding the nonperformance credit spread, used to value the liabilities.

Benefits, claims, losses and settlement expenses decreased $2.4 billion to a benefit of $1.7 billion for the three months ended March 31, 2020 compared to an expense of $670 million for the prior year period primarily reflecting the following items:

•
A $1.7 billion decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $1.6 billion for the three months ended March 31, 2020 compared to an unfavorable impact of $158 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The estimated nonperformance credit spread widened by 145 basis points in the quarter due to the recent market dislocation related to the COVID-19 pandemic, resulting in the favorable impact.

•
A $528 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $4.9 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, an unfavorable $4.4 billion change in the market impact on variable annuity guaranteed living benefits reserves and a favorable $6 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2020 compared to an expense for the prior year period.

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2020 compared to an expense for the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the three months ended March 31, 2020 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

•	A $226 million decrease in auto and home expenses reflecting the sale of AAH.

•	The mean reversion related impact was an expense of $24 million for the three months ended March 31, 2020 compared to a benefit of $16 million for the prior year period.
Amortization of DAC increased $496 million to $512 million for the three months ended March 31, 2020 compared to $16 million for the prior year period primarily reflecting the following items:

•
The DAC offset to the market impact on variable annuity guaranteed benefits was an expense of $384 million for the three months ended March 31, 2020 compared to a benefit of $28 million for the prior year period.

•
The DAC offset to the market impact on IUL benefits, net of hedges was an expense of $32 million for the three months ended March 31, 2020 compared to a benefit of $9 million for the prior year period.

•	The mean reversion related impact was an expense of $36 million for the three months ended March 31, 2020 compared to a benefit of $20 million for the prior year period.

•	A $14 million decrease in auto and home expenses reflecting the sale of AAH.
Interest and debt expense decreased $7 million, or 13%, to $46 million for the three months ended March 31, 2020 compared to $53 million for the prior year period primarily due to having less corporate debt outstanding than the year ago period and a decrease in interest expense of CIEs.

AMERIPRISE FINANCIAL, INC.

General and administrative expense decreased $52 million, or 6%, to $753 million for the three months ended March 31, 2020 compared to $805 million for the prior year period primarily reflecting a $27 million favorable change in the mark-to-market impact on share-based compensation expenses and a $31 million decrease in auto and home expenses reflecting the sale of AAH, partially offset by investments for future growth.
Income Taxes
Our effective tax rate was 13.4% for the three months ended March 31, 2020 compared to 15.9% for the prior year period. The decrease in our effective tax rate for the quarter ended March 31, 2020 compared to the prior year period is primarily due to recent tax law changes that resulted in a $144 million tax benefit associated with the forecasted utilization of a 2020 net operating loss (“NOL”) in our life insurance entities that will be applied to previous tax filings, partially offset by higher pretax income in the current period compared to the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended March 31, 2020 and 2019
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Advice & Wealth Management
Net revenues	$1,695	$1,554
Expenses	1,317	1,204
Adjusted operating earnings	$378	$350
Asset Management
Net revenues	$686	$689
Expenses	529	543
Adjusted operating earnings	$157	$146
Annuities
Net revenues	$589	$604
Expenses	494	476
Adjusted operating earnings	$95	$128
Protection
Net revenues	$257	$262
Expenses	185	188
Adjusted operating earnings	$72	$74
Corporate & Other
Net revenues	$62	$342
Expenses	112	405
Adjusted operating loss	$(50)	$(63)

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2020	2019
	(in billions)
Beginning balance	$317.5	$251.5
Net flows	6.1	4.3
Market appreciation (depreciation) and other	(48.1)	23.0
Ending balance	$275.5	$278.8

Advisory wrap account assets ending balance (1)	$272.3	$276.1
Average advisory wrap account assets (2)	$301.4	$265.1

(1)
Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.

(2)	Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
Wrap account assets decreased $42.0 billion, or 13%, during the three months ended March 31, 2020 due to market depreciation and other of $48.1 billion, partially offset by net inflows of $6.1 billion. Average advisory wrap account assets increased $36.3 billion, or 14%, compared to the prior year period reflecting net inflows and market appreciation in 2019, partially offset by market depreciation in the current quarter.

AMERIPRISE FINANCIAL, INC.

The following table presents the changes in wrap account assets for the twelve months ended March 31:

	2020	2019
	(in billions)
Beginning balance	$278.8	$251.0
Net flows	19.4	19.8
Market appreciation (depreciation) and other	(22.7)	8.0
Ending balance	$275.5	$278.8
Wrap account assets decreased $3.3 billion, or 1%, from the prior year period primarily due to market depreciation, partially offset by net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$1,024	$878	$146	17%
Distribution fees	548	561	(13)	(2)
Net investment income	100	99	1	1
Other revenues	48	51	(3)	(6)
Total revenues	1,720	1,589	131	8
Banking and deposit interest expense	25	35	(10)	(29)
Total net revenues	1,695	1,554	141	9
Expenses
Distribution expenses	970	870	100	11
Interest and debt expense	2	3	(1)	(33)
General and administrative expense	345	331	14	4
Total expenses	1,317	1,204	113	9
Adjusted operating earnings	$378	$350	$28	8%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $28 million, or 8%, to $378 million for the three months ended March 31, 2020 compared to $350 million for the prior year period due to higher average wrap account balances and increased transactional activity, partially offset by lower earnings on brokerage cash and higher general and administrative expense. Pretax adjusted operating margin was 22.3% for the three months ended March 31, 2020 compared to 22.5% for the prior year period.
We launched Ameriprise Bank, FSB in the second quarter of 2019 and continued to add deposits in the first quarter of 2020, with a total of $6.2 billion of cash sweep balances as of March 31, 2020. In the third quarter of 2019, we purchased the existing Ameriprise portfolio of credit card accounts from a third-party bank.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $141 million, or 9%, to $1.7 billion for the three months ended March 31, 2020 compared to $1.6 billion for the prior year period. Adjusted operating net revenue per advisor increased to $172,000 for the three months ended March 31, 2020, up 10%, from $156,000 for the prior year period.
Management and financial advice fees increased $146 million, or 17%, to $1.0 billion for the three months ended March 31, 2020 compared to $878 million for the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $36.4 billion, or 14%, compared to the prior year period reflecting net inflows and higher average equity markets.
Distribution fees decreased $13 million, or 2%, to $548 million for the three months ended March 31, 2020 compared to $561 million for the prior year period reflecting $51 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates more than offsetting an increase in brokerage cash balances, as well as increased transactional activity.
Net investment income, which excludes net realized investment gains or losses, increased $1 million, or 1%, to $100 million for the three months ended March 31, 2020 compared to $99 million for the prior year period primarily from higher average invested assets due to increased bank deposits, partially offset by lower certificate balances and lower average investment yields.

AMERIPRISE FINANCIAL, INC.

Banking and deposit interest expense decreased $10 million, or 29%, to $25 million for the three months ended March 31, 2020 compared to $35 million for the prior year period due to lower average crediting rates on certificates and lower average certificate balances, partially offset by higher interest expense on banking deposits as deposits have grown since we launched the bank in the second quarter of 2019.
Expenses
Total expenses increased $113 million, or 9%, to $1.3 billion for the three months ended March 31, 2020 compared to $1.2 billion for the prior year period.
Distribution expenses increased $100 million, or 11%, to $970 million for the three months ended March 31, 2020 compared to $870 million for the prior year period reflecting higher advisor compensation due to an increase in average wrap account balances, increased transactional activity and investments in recruiting experienced advisors, partially offset by lower mark-to-market impact on advisor deferred compensation expense.
General and administrative expense increased $14 million, or 4%, to $345 million for the three months ended March 31, 2020 compared to $331 million for the prior year period primarily due to investments in business growth, including the bank.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of March 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2020	2019
Domestic Equity	Equal weighted	1 year	54%	40%
		3 year	51%	50%
		5 year	59%	63%
	Asset weighted	1 year	75%	48%
		3 year	69%	58%
		5 year	75%	77%

International Equity	Equal weighted	1 year	64%	40%
		3 year	80%	65%
		5 year	60%	65%
	Asset weighted	1 year	54%	43%
		3 year	84%	80%
		5 year	61%	66%

AMERIPRISE FINANCIAL, INC.

Taxable Fixed Income	Equal weighted	1 year	33%	71%
		3 year	47%	75%
		5 year	75%	80%
	Asset weighted	1 year	20%	59%
		3 year	29%	76%
		5 year	79%	83%

Tax Exempt Fixed Income	Equal weighted	1 year	63%	84%
		3 year	89%	100%
		5 year	100%	89%
	Asset weighted	1 year	41%	85%
		3 year	89%	100%
		5 year	100%	91%

Asset Allocation Funds	Equal weighted	1 year	77%	46%
		3 year	85%	55%
		5 year	91%	100%
	Asset weighted	1 year	91%	66%
		3 year	95%	50%
		5 year	96%	100%

Number of funds with 4 or 5 Morningstar star ratings	Overall	56	49
	3 year	41	55
	5 year	48	52

Percent of funds with 4 or 5 Morningstar star ratings	Overall	54%	48%
	3 year	39%	53%
	5 year	47%	53%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	63%	54%
	3 year	43%	53%
	5 year	57%	61%
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2020	2019
Equity	Equal weighted	1 year	79%	50%
		3 year	71%	49%
		5 year	66%	73%
	Asset weighted	1 year	84%	67%
		3 year	80%	60%
		5 year	78%	80%

Fixed Income	Equal weighted	1 year	52%	72%
		3 year	68%	70%
		5 year	84%	80%
	Asset weighted	1 year	47%	91%
		3 year	51%	84%
		5 year	93%	94%

AMERIPRISE FINANCIAL, INC.

Allocation (Managed) Funds	Equal weighted	1 year	44%	63%
		3 year	50%	75%
		5 year	88%	100%
	Asset weighted	1 year	52%	80%
		3 year	53%	84%
		5 year	99%	100%
The performance of each fund is measured on a consistent basis against the most appropriate benchmark – a peer group of similar funds or an index. Prior period rankings have been adjusted to reflect foreign exchange forward and spot contract transactions executed by those funds, and also to include cash items, primarily fee rebates, that were previously excluded from the gross performance calculations.
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
The following table presents global managed assets by type:

	March 31,		Change		Average (1)		Change
					Three Months Ended March 31,
	2020	2019			2020	2019
	(in billions)
Equity	$210.5	$250.7	$(40.2)	(16)%	$246.8	$244.0	$2.8	1%
Fixed income	174.0	166.1	7.9	5	181.2	164.5	16.7	10
Money market	5.0	5.1	(0.1)	(2)	4.7	5.0	(0.3)	(6)
Alternative	2.7	3.2	(0.5)	(16)	3.0	3.1	(0.1)	(3)
Hybrid and other	34.0	34.0	—	—	35.4	33.5	1.9	6
Total managed assets	$426.2	$459.1	$(32.9)	(7)%	$471.1	$450.1	$21.0	5%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Three Months Ended March 31,
	2020	2019
	(in billions)
Global Retail Funds
Beginning assets	$287.5	$247.9
Inflows	17.4	11.6
Outflows	(20.0)	(15.1)
Net VP/VIT fund flows	(0.8)	(0.8)
Net new flows	(3.4)	(4.3)
Reinvested dividends	0.5	0.6
Net flows	(2.9)	(3.7)
Distributions	(0.7)	(0.7)
Market appreciation (depreciation) and other	(43.5)	24.1
Foreign currency translation (1)	(1.3)	0.4
Total ending assets	239.1	268.0

AMERIPRISE FINANCIAL, INC.

	Three Months Ended March 31,
	2020	2019
	(in billions)
Global Institutional
Beginning assets	206.7	182.8
Inflows	8.4	5.3
Outflows	(8.0)	(8.8)
Net flows	0.4	(3.5)
Market appreciation (depreciation) and other (2)	(16.6)	10.6
Foreign currency translation (1)	(3.4)	1.2
Total ending assets	187.1	191.1
Total managed assets	$426.2	$459.1
Total net flows	$(2.5)	$(7.2)

Former Parent Company Related (3)
Retail net new flows	$(0.2)	$(0.3)
Institutional net new flows	(0.6)	(0.8)
Total net new flows	$(0.8)	$(1.1)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $1.9 billion and $(0.2) billion for the total change in Affiliated General Account Assets during the three months ended March 31, 2020 and 2019, respectively.
(3) Former parent company related assets and net new flows are included in the rollforwards above.
The United Kingdom (“UK”) withdrew from the European Union (“EU”) on January 31, 2020, pursuant to a transitionary withdrawal agreement with the EU that in substance maintains the pre-withdrawal, status quo until the end of 2020. The full impact of the British exit from the EU (commonly known as “Brexit”) and its related consequences remain uncertain, including with respect to ongoing negotiations between the UK and EU and new trade agreements with global trading partners. This uncertainty may have a negative impact on our UK and European net flows (as well as foreign currency translation if the British Pound weakens).
Total segment AUM decreased $68.0 billion, or 14%, during the three months ended March 31, 2020. Net outflows were $2.5 billion in the first quarter of 2020, a $4.7 billion improvement compared to the prior year period. Elevated redemptions in March due to the market dislocation related to the COVID-19 pandemic resulted in net outflows for the quarter. Global retail outflows were $2.9 billion, as inflows in January and February reversed in March when redemptions increased. Global institutional net inflows were $0.4 billion and included $0.6 billion of outflows from former parent-related assets.

AMERIPRISE FINANCIAL, INC.

The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$583	$584	$(1)	—%
Distribution fees	103	98	5	5
Net investment income	—	6	(6)	NM
Other revenues	—	1	(1)	NM
Total revenues	686	689	(3)	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	686	689	(3)	—
Expenses
Distribution expenses	231	223	8	4
Amortization of deferred acquisition costs	3	3	—	—
Interest and debt expense	1	6	(5)	(83)
General and administrative expense	294	311	(17)	(5)
Total expenses	529	543	(14)	(3)
Adjusted operating earnings	$157	$146	$11	8%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $11 million, or 8%, to $157 million for the three months ended March 31, 2020 compared to $146 million for the prior year period primarily due to higher average equity markets and lower expenses, partially offset by the cumulative impact of outflows and a $15 million net performance fee correction.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $3 million to $686 million for the three months ended March 31, 2020 compared to $689 million for the prior year period.
Management and financial advice fees decreased $1 million to $583 million for the three months ended March 31, 2020 compared to $584 million for the prior year period driven by higher average equity markets, partially offset by cumulative net outflows and a $19 million performance fee correction.
Distribution fees increased $5 million, or 5%, to $103 million for the three months ended March 31, 2020 compared to $98 million for the prior year period primarily due to higher average equity markets, partially offset by cumulative impact of net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $6 million, to nil for the three months ended March 31, 2020 compared to $6 million for the prior year period primarily reflecting seed money mark-to-market gains in the prior year period.
Expenses
Total expenses decreased $14 million, or 3%, to $529 million for the three months ended March 31, 2020 compared to $543 million for the prior year period.
Distribution expenses increased $8 million, or 4%, to $231 million for the three months ended March 31, 2020 compared to $223 million for the prior year period primarily due to higher average equity markets, partially offset by the cumulative impact of net outflows.
General and administrative expense decreased $17 million, or 5%, to $294 million for the three months ended March 31, 2020 compared to $311 million for the prior year period primarily due to lower performance fee related compensation, a favorable change in the mark-to-market impact on share-based compensation expenses, and reengineering initiatives.

AMERIPRISE FINANCIAL, INC.

Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$189	$188	$1	1%
Distribution fees	83	84	(1)	(1)
Net investment income	126	156	(30)	(19)
Premiums	25	34	(9)	(26)
Other revenues	166	142	24	17
Total revenues	589	604	(15)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	589	604	(15)	(2)
Expenses
Distribution expenses	102	104	(2)	(2)
Interest credited to fixed accounts	113	109	4	4
Benefits, claims, losses and settlement expenses	173	164	9	5
Amortization of deferred acquisition costs	46	42	4	10
Interest and debt expense	12	11	1	9
General and administrative expense	48	46	2	4
Total expenses	494	476	18	4
Adjusted operating earnings	$95	$128	$(33)	(26)%
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and mean reversion related impacts, decreased $33 million, or 26%, to $95 million for the three months ended March 31, 2020 compared to $128 million for the prior year period reflecting volatile markets and low interest rates.
RiverSource variable annuity account balances declined 9% to $70.0 billion as of March 31, 2020 compared to the prior year period reflecting net outflows of $3.0 billion and market depreciation. Variable annuity sales increased 24% compared to the prior year period reflecting changes to the product offerings.
RiverSource fixed deferred annuity account balances declined 5% to $8.2 billion as of March 31, 2020 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, our current fixed deferred annuity book is expected to gradually run off and earnings on our fixed deferred annuity business will trend down. We reinsured approximately 20% of our fixed annuities block during the first quarter of 2019. The reinsurance transaction has a marginal impact on fixed annuity adjusted pretax operating earnings.
Net Revenues
Management and financial advice fees increased $1 million, or 1%, to $189 million for the three months ended March 31, 2020 compared to $188 million for the prior year period primarily due to higher average variable annuity account balances driven by higher average equity markets, offset by net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $30 million, or 19%, to $126 million for the three months ended March 31, 2020 compared to $156 million for the prior year period reflecting lower average invested assets due to fixed annuity net outflows, an unfavorable impact related to the fixed annuities reinsurance transaction, and lower earned interest rates.
Premiums decreased $9 million, or 26%, to $25 million for the three months ended March 31, 2020 compared to $34 million for the prior year period reflecting lower sales of immediate annuities with a life contingent feature.
Other revenues increased $24 million, or 17%, to $166 million for the three months ended March 31, 2020 compared to $142 million for the prior year period primarily due to accretion on our fixed annuities reinsurance deposit receivable, additional collection days compared to the prior year period, and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.

AMERIPRISE FINANCIAL, INC.

Expenses
Interest credited to fixed accounts increased $4 million, or 4%, to $113 million for the three months ended March 31, 2020 compared to $109 million for the prior year period primarily due to an increase in the average crediting rate due to a mix shift within the products, partially offset by a decline in fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), mean reversion related impacts, and the DSIC offset to net realized investment gains or losses, increased $9 million, or 5%, to $173 million for the three months ended March 31, 2020 compared to $164 million for the prior year period primarily due to higher reserve funding, partially offset by lower sales of immediate annuities with a life contingent feature.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity guaranteed benefits and fixed index annuity benefits and the DAC offset to net realized investment gains or losses, increased $4 million, or 10%, to $46 million for the three months ended March 31, 2020 compared to $42 million for the prior year period primarily reflecting normal year over year experience differences for variable annuities.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$10	$11	$(1)	(9)%
Distribution fees	22	23	(1)	(4)
Net investment income	76	78	(2)	(3)
Premiums	49	50	(1)	(2)
Other revenues	100	100	—	—
Total revenues	257	262	(5)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	257	262	(5)	(2)
Expenses
Distribution expenses	9	11	(2)	(18)
Interest credited to fixed accounts	53	52	1	2
Benefits, claims, losses and settlement expenses	74	74	—	—
Amortization of deferred acquisition costs	10	14	(4)	(29)
Interest and debt expense	5	4	1	25
General and administrative expense	34	33	1	3
Total expenses	185	188	(3)	(2)
Adjusted operating earnings	$72	$74	$(2)	(3)%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), and mean reversion related impacts, decreased $2 million, or 3%, to $72 million for the three months ended March 31, 2020 compared to $74 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, decreased $2 million, or 3%, to $76 million for the three months ended March 31, 2020 compared to $78 million for the prior year period reflecting lower investment yields.
Expenses
Amortization of DAC decreased $4 million, or 29%, to $10 million for the three months ended March 31, 2020 compared to $14 million for the prior year period primarily reflecting a decrease in claims.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$—	$1	$(1)	NM
Distribution fees	—	2	(2)	NM
Net investment income	32	44	(12)	(27)%
Premiums	25	296	(271)	(92)
Other revenues	6	1	5	NM
Total revenues	63	344	(281)	(82)
Banking and deposit interest expense	1	2	(1)	(50)
Total net revenues	62	342	(280)	(82)
Expenses
Distribution expenses	(2)	2	(4)	NM
Benefits, claims, losses and settlement expenses	57	282	(225)	(80)
Amortization of deferred acquisition costs	—	14	(14)	NM
Interest and debt expense	12	12	—	—
General and administrative expense	45	95	(50)	(53)
Total expenses	112	405	(293)	(72)
Adjusted operating loss	$(50)	$(63)	$13	21%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $13 million, or 21%, to $50 million for the three months ended March 31, 2020 compared to $63 million for the prior year period.
Our Corporate & Other segment includes our closed block long term care (“LTC”) insurance, which had pretax adjusted operating earnings of $2 million for the three months ended March 31, 2020 compared to $6 million for the prior year period.
Auto and home pretax adjusted operating earnings were $9 million for the three months ended March 31, 2019. We sold AAH on October 1, 2019.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $12 million, or 27%, to $32 million for the three months ended March 31, 2020 compared to $44 million for the prior year period primarily reflecting the sale of AAH.
Premiums decreased $271 million, or 92%, to $25 million for the three months ended March 31, 2020 compared to $296 million for the prior year period primarily reflecting the sale of AAH.
Expenses
Benefits, claims, losses and settlement expenses decreased $225 million, or 80%, to $57 million for the three months ended March 31, 2020 compared to $282 million for the prior year period primarily reflecting the sale of AAH.
Amortization of DAC decreased $14 million to nil for the three months ended March 31, 2020 compared to $14 million for the prior year period reflecting the sale of AAH.
General and administrative expense, which excludes integration and restructuring charges, decreased $50 million, or 53%, to $45 million for the three months ended March 31, 2020 compared to $95 million for the prior year period primarily due to the sale of AAH, an $18 million favorable change in the mark-to-market impact on share-based compensation expenses and lower investment expenses.

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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.1 billion and 3.1%, respectively, as of March 31, 2020. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $9.7 billion and had a weighted average yield of 2.3% as of March 31, 2020. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2020 was approximately 2.4%.
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
The variable annuity guarantees continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. Our comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. We use various options, swaptions, swaps and futures to manage risk exposures. The exposures are measured and monitored daily, and adjustments to the hedge portfolio are made as necessary.
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
To evaluate interest rate and equity price risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity

AMERIPRISE FINANCIAL, INC.

prices then staying at those levels for the next 12 months. In estimating the values of variable annuities, fixed deferred indexed annuities, stock market certificates, IUL insurance and the associated hedge assets, we assume no change in implied market volatility despite the 10% drop in equity prices.
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2020:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(212)	$4	$(208)
DAC and DSIC amortization (2)(3)	(25)	—	(25)
Variable annuities:
GMDB and GMIB (3)	(28)	—	(28)
GMWB (3)	(644)	749	105
GMAB	(39)	37	(2)
Structured annuities	7	(6)	1
DAC and DSIC amortization (4)	N/A	N/A	(16)
Total variable annuities	(704)	780	60
Macro hedge program (5)	—	88	88
Fixed deferred indexed annuities	2	(2)	—
Certificates	3	(3)	—
IUL insurance	22	(18)	4
Total	$(914)	$849	$(81)	(6)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(45)	$—	$(45)
Variable annuities:
GMDB and GMIB	—	—	—
GMWB	1,367	(2,064)	(697)
GMAB	25	(36)	(11)
Structured annuities	(3)	3	—
DAC and DSIC amortization (4)	N/A	N/A	75
Total variable annuities	1,389	(2,097)	(633)
Macro hedge program (5)	—	(2)	(2)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	59	—	59
Banking deposits	32	—	32
Brokerage client cash balances	224	—	224
Fixed deferred indexed annuities	(1)	—	(1)
Certificates	16	—	16
IUL insurance	12	2	14
Total	$1,686	$(2,097)	$(336)
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
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately $(208) million.

AMERIPRISE FINANCIAL, INC.

The above results compare to an estimated negative net impact to pretax income of $90 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $37 million related to a 100 basis point increase in interest rates as of December 31, 2019. The change in equity price exposure and interest rate exposure as of March 31, 2020 compared to December 31, 2019 was driven by a larger estimated negative impact from our variable annuity riders specifically GMWB.
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
Fair Value Measurements
We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 12 to the Consolidated Financial Statements for additional information on our fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, indexed annuities and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2020. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $1.8 billion, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2020 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the three months ended March 31, 2020. At March 31, 2020 and December 31, 2019, we had $8.7 billion and $3.7 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis. We have additional liquidity available to the parent company through an unsecured revolving credit facility for up to $750 million that expires in October 2022. Under the terms of the credit agreement, we can increase this facility to $1.0 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2020, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We were in compliance with all such covenants at March 31, 2020.
On April 2, 2020, we issued $500 million of 3.0% unsecured senior notes due 2025 and incurred debt issuance costs of $4 million. The net proceeds from the sale of the notes will be used for general corporate purposes.
We enter into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow us to receive cash to reinvest in longer-duration assets, while maintaining

AMERIPRISE FINANCIAL, INC.

the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $200 million and $201 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities, as of March 31, 2020 and December 31, 2019, respectively. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, and Ameriprise International Holdings GmbH, which is the parent company of Threadneedle Asset Management Holdings Sàrl. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)
RiverSource Life (1)(2)	$3,548	$2,924	N/A	$601
RiverSource Life of NY (1)(2)	343	235	N/A	38
ACC (4)(5)	422	430	391	402
Threadneedle Asset Management Holdings Sàrl (6)	278	287	172	183
Ameriprise Bank, FSB (4) (7)	415	300	289	180
AFS (3)(4)	160	94	#	#
Ameriprise Captive Insurance Company (3)	43	48	13	9
Ameriprise Trust Company (3)	36	35	28	32
AEIS (3)(4)	168	133	21	22
RiverSource Distributors, Inc. (3)(4)	13	13	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	15	16	#	#
N/A Not applicable. # Amounts are less than $1 million.

(1)	Actual capital is determined on a statutory basis.

(2)	Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.

(3)	Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2020 and December 31, 2019.

(4)	Actual capital is determined on an adjusted GAAP basis.

(5)	ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

(6)
Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at March 31, 2020 represent calculations at December 31, 2019 of the rule based requirements, as specified by FCA regulations.

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
During the three months ended March 31, 2020, the parent holding company received cash dividends or a return of capital from its subsidiaries of $510 million (including $250 million from RiverSource Life) and contributed cash to its subsidiaries of $141 million (including $100 million to Ameriprise Bank, FSB). During the three months ended March 31, 2019, the parent holding company received cash dividends or a return of capital from its subsidiaries of $543 million (including $250 million from RiverSource Life) and contributed $17 million to its subsidiaries.

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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $126 million and $127 million for the three months ended March 31, 2020 and 2019, respectively. On May 6, 2020, we announced a quarterly dividend of $1.04 per common share. The dividend will be paid on May 29, 2020 to our shareholders of record at the close of business on May 18, 2020.
In February 2019, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through March 31, 2021. As of March 31, 2020, we had $724 million remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2020, we repurchased a total of 2.5 million shares of our common stock at an average price of $153.76 per share. We paused our share repurchases in mid-March 2020 out of an abundance of caution given the volatile market environment. We have strong fundamentals that will enable us to resume share repurchases at the appropriate time.
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
Operating Activities
Net cash provided by operating activities increased $4.7 billion to $4.9 billion for the three months ended March 31, 2020 compared to $172 million for the prior year period primarily reflecting a $642 million increase in cash from changes in brokerage deposits and an increase in cash collateral related to derivatives.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities decreased $441 million to $40 million for the three months ended March 31, 2020 compared to $481 million for the prior year period primarily reflecting a $541 million increase in proceeds from sales of Available-for-Sale securities, a $64 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, a $79 million increase in net cash flows related to investments of consolidated investment entities and a $374 million increase to cash related to the fixed annuities reinsurance arrangement partially offset by a $444 million increase in cash used for purchases of Available-for-Sale securities and a $156 million decrease to cash related to written options with deferred premiums.
Financing Activities
Net cash provided by financing activities increased $337 million to $628 million for the three months ended March 31, 2020 compared to $291 million for the prior year period primarily reflecting a $2.4 billion increase in net cash inflows from banking deposits partially offset by a repayment of $750 million of our senior notes in March 2020, a $419 million decrease in cash proceeds from investment certificates, a $253 million decrease in net cash flows related to policyholder account balances, a $497 million decrease in issuances of long-term debt and a $95 million increase in share repurchases.
Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2019 10-K.
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

•
statements of the Company’s position, future performance and ability to pursue business strategy relative to the spread and impact of the COVID-19 pandemic and the related market, economic, client, governmental and healthcare system response;

•	other statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and

•	statements of assumptions underlying such statements.
The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on track,” “project,” “continue,” “able to remain,” “resume,” “deliver,” “develop,” “evolve,” “drive,” “enable,” “flexibility,” “scenario,” “case” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements.
Such factors include, but are not limited to:

•	the impacts on our business of the spread and impact of the COVID-19 pandemic and the related economic, client, governmental and healthcare system responses;

•	conditions in the interest rate, credit default, equity market and foreign exchange environments, including changes in valuations, liquidity and volatility;

•	uncertainty as to the timing of launching the Company’s federal savings bank products;

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems (or other cybersecurity incidents), or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the ongoing negotiations in connection with UK’s membership in the European Union), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.

Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2019 10-K and “Item 1A. Risk Factors” in this Form 10-Q.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2019 10-K filed with the SEC on February 26, 2020.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2020.
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
ITEM 1A.  RISK FACTORS
We are including the following new risk factor which should be read in conjunction with our risk factors provided in Part I, Item 1A of our 2019 10-K:
The COVID-19 pandemic creates significant risks and uncertainties for our business.
The ongoing coronavirus disease 2019 (‘‘COVID-19’’) pandemic creates significant and pervasive societal, economic and market disruption globally. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, the effectiveness of our remote working and virtual meeting arrangements and staffing levels, the measures that may be taken by various governmental authorities in response to the outbreak (such as stimulus, quarantines and travel restrictions, effectiveness of health care, and new or interim regulation), the actions of other third parties in response to the pandemic, and the possible further impacts on the global economy. Given the uncertainty of future developments, we seek to manage our risks effectively, but our ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis and information in a situation that continues to develop.
Towards the end of the first quarter of 2020 and into April 2020, the COVID-19 pandemic impacted each of our business segments and impacts would likely be experienced in future quarters if conditions persist. Consumer demand, our fee and investment income, our owned asset values, and our credit reserve and other financial or actuarial assumptions and reserve calculations have been (and may further be) negatively impacted from a decline and volatility of asset prices, reduction in interest rates, widening of credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. Should these conditions be prolonged or worsen for an extended time period, we could experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, reduced client activity and fees, increased mortality and morbidity in our insurance policyholder base, increase constraints and costs of capital, possible impacts to our credit ratings and other negative impacts on our financial position.
The COVID 19 pandemic may also affect the ability of our suppliers, distributors, vendors, reinsurers and other counterparties to provide products and services and otherwise fulfill their commitments to us. In addition, the market and economic uncertainty and the effects of the COVID-19 pandemic will heighten the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.

AMERIPRISE FINANCIAL, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2020:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2020
Share repurchase program (1)	685,374	$168.20	685,374	$994,570,204
Employee transactions (2)	133,016	$169.26	N/A	N/A

February 1 to February 29, 2020
Share repurchase program (1)	1,063,953	$168.23	1,063,953	$815,580,674
Employee transactions (2)	725,293	$175.41	N/A	N/A

March 1 to March 31, 2020
Share repurchase program (1)	762,744	$120.59	762,744	$723,598,509
Employee transactions (2)	8,278	$125.63	N/A	N/A

Totals
Share repurchase program (1)	2,512,071	$153.76	2,512,071
Employee transactions (2)	866,587	$173.99	N/A
	3,378,658		2,512,071
N/A  Not applicable.
(1) In February 2019, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of our common stock through March 31, 2021. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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
101
The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (iv) Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 11, 2020	By:	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer

Date:	May 11, 2020	By:	/s/ John R. Hutt
John R. Hutt Senior Vice President – Corporate Finance and Controller (Principal Accounting Officer)