Form 10-Q
period 2020-06-30
AMERIPRISE FINANCIAL INC
filed 2020-08-10
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐
		Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 29, 2020
Common Stock (par value $.01 per share)	120,268,867 shares

AMERIPRISE FINANCIAL, INC.
FORM 10-Q

AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,702	$1,732	$3,472	$3,359
Distribution fees	375	490	839	970
Net investment income	305	368	633	765
Premiums	78	376	169	747
Other revenues	270	316	643	594
Total revenues	2,730	3,282	5,756	6,435
Banking and deposit interest expense	18	37	43	72
Total net revenues	2,712	3,245	5,713	6,363
Expenses
Distribution expenses	940	948	1,935	1,848
Interest credited to fixed accounts	262	186	353	390
Benefits, claims, losses and settlement expenses	1,467	584	(280)	1,254
Amortization of deferred acquisition costs	(248)	58	264	74
Interest and debt expense	41	59	87	112
General and administrative expense	776	823	1,529	1,628
Total expenses	3,238	2,658	3,888	5,306
Pretax income (loss)	(526)	587	1,825	1,057
Income tax provision	13	95	328	170
Net income (loss)	$(539)	$492	$1,497	$887

Earnings per share
Basic	$(4.31)	$3.61	$11.91	$6.46
Diluted	$(4.31)	$3.57	$11.77	$6.38
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(539)	$492	$1,497	$887
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8)	(14)	(41)	(9)
Net unrealized gains (losses) on securities	697	248	173	570
Net unrealized gains (losses) on derivatives	—	—	—	(1)
Total other comprehensive income (loss), net of tax	689	234	132	560
Total comprehensive income	$150	$726	$1,629	$1,447
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,654	$3,709
Cash of consolidated investment entities	49	118
Investments (net of allowance for credit losses: 2020, $56; 2019, $24(1) )	39,208	37,915
Investments of consolidated investment entities, at fair value	1,495	1,606
Separate account assets	83,698	87,488
Receivables (net of allowance for credit losses: 2020, $47; 2019, $39)	7,275	7,202
Receivables of consolidated investment entities, at fair value	20	8
Deferred acquisition costs	2,499	2,698
Restricted and segregated cash, cash equivalents and investments	2,416	2,386
Other assets	10,588	8,698
Total assets	$154,902	$151,828

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$33,312	$30,512
Separate account liabilities	83,698	87,488
Customer deposits	16,070	14,430
Short-term borrowings	200	201
Long-term debt	2,835	3,097
Debt of consolidated investment entities, at fair value	1,489	1,628
Accounts payable and accrued expenses	1,650	1,884
Other liabilities	9,090	6,775
Other liabilities of consolidated investment entities, at fair value	58	84
Total liabilities	148,402	146,099
Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 331,201,657 and 329,842,827, respectively)	3	3
Additional paid-in capital	8,622	8,461
Retained earnings	15,510	14,279
Treasury shares, at cost (210,594,156 and 205,903,593 shares, respectively)	(18,029)	(17,276)
Accumulated other comprehensive income (loss), net of tax	394	262
Total equity	6,500	5,729
Total liabilities and equity	$154,902	$151,828
(1) Prior to January 1, 2020, the allowance for credit losses is not applicable to Available-for-Sale securities. See Notes 2, 3, 6 and 7 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at April 1, 2019	134,183,507	$3	$8,270	$13,172	$(15,637)	$35	$5,843
Comprehensive income:
Net income	—	—	—	492	—	—	492
Other comprehensive loss, net of tax	—	—	—	—	—	234	234
Total comprehensive income							726
Dividends to shareholders	—	—	—	(134)	—	—	(134)
Repurchase of common shares	(3,252,369)	—	—	—	(473)	—	(473)
Share-based compensation plans	361,621	—	67	—	1	—	68
Balances at June 30, 2019	131,292,759	$3	$8,337	$13,530	$(16,109)	$269	$6,030

Balances at April 1, 2020	122,334,887	$3	$8,578	$16,180	$(17,773)	$(295)	$6,693
Comprehensive income:
Net income (loss)	—	—	—	(539)	—	—	(539)
Other comprehensive income, net of tax	—	—	—	—	—	689	689
Total comprehensive income							150
Dividends to shareholders	—	—	—	(131)	—	—	(131)
Repurchase of common shares	(1,794,058)	—	—	—	(257)	—	(257)
Share-based compensation plans	66,672	—	44	—	1	—	45
Balances at June 30, 2020	120,607,501	$3	$8,622	$15,510	$(18,029)	$394	$6,500

Balances at January 1, 2019	136,330,747	$3	$8,260	$12,909	$(15,293)	$(291)	$5,588
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	(5)	—	—	(5)
Comprehensive income:
Net income	—	—	—	887	—	—	887
Other comprehensive loss, net of tax	—	—	—	—	—	560	560
Total comprehensive income							1,447
Dividends to shareholders	—	—	—	(261)	—	—	(261)
Repurchase of common shares	(6,452,276)	—	—	—	(872)	—	(872)
Share-based compensation plans	1,414,288	—	77	—	56	—	133
Balances at June 30, 2019	131,292,759	$3	$8,337	$13,530	$(16,109)	$269	$6,030

Balances at January 1, 2020	123,939,234	$3	$8,461	$14,279	$(17,276)	$262	$5,729
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	(9)	—	—	(9)
Comprehensive income:
Net income	—	—	—	1,497	—	—	1,497
Other comprehensive income, net of tax	—	—	—	—	—	132	132
Total comprehensive income							1,629
Dividends to shareholders	—	—	—	(257)	—	—	(257)
Repurchase of common shares	(5,176,677)	—	—	—	(794)		(794)
Share-based compensation plans	1,844,944	—	161	—	41	—	202
Balances at June 30, 2020	120,607,501	$3	$8,622	$15,510	$(18,029)	$394	$6,500
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash Flows from Operating Activities
Net income	$1,497	$887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	96	91
Deferred income tax expense (benefit)	521	(64)
Share-based compensation	72	64
Net realized investment (gains) losses	(10)	(10)
Net trading (gains) losses	(6)	(6)
Loss from equity method investments	39	29
Impairments and provision for loan losses	20	5
Net (gains) losses of consolidated investment entities	13	5
Changes in operating assets and liabilities:
Restricted and segregated investments	—	124
Deferred acquisition costs	156	(76)
Policyholder account balances, future policy benefits and claims, net	2,721	259
Derivatives, net of collateral	(267)	280
Receivables	(131)	120
Brokerage deposits	192	(524)
Accounts payable and accrued expenses	(205)	(91)
Current income tax expense (benefit)	(382)	(7)
Other operating assets and liabilities of consolidated investment entities, net	(6)	(6)
Other, net	383	72
Net cash provided by (used in) operating activities	4,703	1,152

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,318	110
Maturities, sinking fund payments and calls	4,162	4,012
Purchases	(6,138)	(5,294)
Proceeds from sales, maturities and repayments of mortgage loans	92	131
Funding of mortgage loans	(132)	(127)
Proceeds from sales, maturities and collections of other investments	109	149
Purchase of other investments	(134)	(159)
Purchase of investments by consolidated investment entities	(376)	(392)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	343	319
Purchase of land, buildings, equipment and software	(62)	(67)
Cash paid for written options with deferred premiums	(258)	(42)
Cash received from written options with deferred premiums	108	44
Cash paid for deposit receivable	(1)	(347)
Cash received for deposit receivable	53	41
Other, net	20	(7)
Net cash provided by (used in) investing activities	$(896)	$(1,629)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$2,534	$2,924
Maturities, withdrawals and cash surrenders	(2,599)	(2,873)
Policyholder account balances:
Deposits and other additions	774	1,151
Net transfers from (to) separate accounts	(15)	(28)
Surrenders and other benefits	(726)	(926)
Change in banking deposits, net	1,510	2,205
Cash paid for purchased options with deferred premiums	(131)	(95)
Cash received from purchased options with deferred premiums	39	60
Issuance of long-term debt	496	497
Repayments of long-term debt	(756)	(307)
Dividends paid to shareholders	(250)	(253)
Repurchase of common shares	(716)	(827)
Exercise of stock options	2	1
Repayments of debt by consolidated investment entities	(37)	(33)
Other, net	(8)	—
Net cash provided by (used in) financing activities	117	1,496
Effect of exchange rate changes on cash	(18)	2
Net increase (decrease) in cash and cash equivalents, including amounts restricted and cash balances classified as assets held-for-sale	3,906	1,021
Less: Net change in cash balances classified as assets held for sale	—	166
Net increase (decrease) in cash and cash equivalents, including amounts restricted	3,906	855
Cash and cash equivalents, including amounts restricted, at beginning of period	6,213	5,883
Cash and cash equivalents, including amounts restricted, at end of period	$10,119	$6,738

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$100	$142
Interest paid by consolidated investment entities	33	42
Income taxes paid, net	51	202
Leased assets obtained in exchange for finance lease liabilities	—	13
Leased assets obtained in exchange for operating lease liabilities	51	18
Non-cash investing activity:
Partnership commitments not yet remitted	2	2
Investments transferred in connection with reinsurance transaction	—	1,265

	June 30, 2020	December 31, 2019
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$7,654	$3,709
Cash of consolidated investment entities	49	118
Restricted and segregated cash, cash equivalents and investments	2,416	2,386
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$10,119	$6,213
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
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (“AOCI”), net of impacts to deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”), unearned revenue, benefit reserves, reinsurance recoverables and income taxes. Available-for-Sale securities are recorded within investments on the Consolidated Balance Sheets. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Restructured Loans
A loan is classified as a restructured loan when the Company makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulties. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to a borrower experiencing financial difficulties, the modification is considered a troubled debt restructuring. Modifications to loan terms do not automatically result in troubled debt restructurings (“TDRs”). Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, modifications made on a good faith basis in response to the coronavirus disease 2019 (“COVID-19”) pandemic to borrowers who were not more than 30 days past due as of December 31, 2019, such as payment deferrals, extensions of repayment terms, fee waivers, or delays in payment that are not significant to the unpaid principal value of the loan, are not considered TDRs. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructuring or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.

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
Significant changes also relate to the measurement of the liability for future policy benefits for nonparticipating traditional long-duration insurance contracts and immediate annuities with a life contingent feature include the following:
•Insurers will be required to review and update the cash flow assumptions used to measure the liability for future policy benefits rather than using assumptions locked in at contract inception. The review of assumptions to measure the liability for all future policy benefits will be required annually at the same time each year, or more frequently if suggested by experience. The effect of updating assumptions will be measured on a retrospective catch-up basis and presented separate from the ongoing policyholder benefit expense in the statement of operations in the period the update is made. This new unlocking process will be required for the Company’s term and whole life insurance, disability income, long term care insurance and immediate annuities with a life contingent feature.
•The discount rate used to measure the liability for future policy benefits will be standardized. The current requirement to use a discount rate reflecting expected investment yields will change to an upper-medium grade (low credit risk) fixed income corporate instrument yield (generally interpreted as an “A” rating) reflecting the duration characteristics of the liability. Entities will be required to update the discount rate at each reporting date with the effect of discount rate changes reflected in OCI.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
•The current premium deficiency test is being replaced with a net premium ratio cap of 100%. If the net premium ratio (i.e. the ratio of the present value of total expected benefits and related expenses to the present value of total expected premiums) exceeds 100%, insurers are required to recognize a loss in the statement of operations in the period. Contracts from different issue years will no longer be permitted to be grouped to determine contracts in a loss position.
In addition, the update requires DAC and DSIC relating to all long-duration contracts and most investment contracts to be amortized on a straight-line basis over the expected life of the contract independent of profit emergence. Under the new guidance, interest will not accrue to the deferred balance and DAC and DSIC will not be subject to an impairment test.
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is currently effective for interim and annual periods beginning after December 15, 2021. On July 9, 2020, the FASB released a proposed Accounting Standards Update (“ASU”) that would defer the effective date of the standard to interim and annual periods beginning after December 15, 2022, and interim periods within those fiscal years. The proposed ASU is exposed for public comment until August 24, 2020. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.
4. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended June 30, 2020
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non- operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$417	$—	$—	$—	$417	$—	$417
Institutional	—	101	—	—	—	101	—	101
Advisory fees	797	—	—	—	—	797	—	797
Financial planning fees	86	—	—	—	—	86	—	86
Transaction and other fees	86	45	14	2	—	147	—	147
Total management and financial advice fees	969	563	14	2	—	1,548	—	1,548

Distribution fees:
Mutual funds	170	55	—	—	—	225	—	225
Insurance and annuity	196	41	82	23	—	342	—	342
Other products	87	—	—	—	—	87	—	87
Total distribution fees	453	96	82	23	—	654	—	654

Other revenues	47	1	—	—	—	48	—	48
Total revenue from contracts with customers	1,469	660	96	25	—	2,250	—	2,250

Revenue from other sources (1)	86	8	487	232	47	860	(51)	809
Total segment gross revenues	1,555	668	583	257	47	3,110	(51)	3,059
Less: Banking and deposit interest expense	18	—	—	—	1	19	—	19
Total segment net revenues	1,537	668	583	257	46	3,091	(51)	3,040
Less: Intersegment revenues	208	13	90	15	—	326	2	328
Total net revenues	$1,329	$655	$493	$242	$46	$2,765	$(53)	$2,712

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30, 2019
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non- operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$442	$—	$—	$—	$442	$—	$442
Institutional	—	111	—	—	—	111	—	111
Advisory fees	779	—	—	—	—	779	—	779
Financial planning fees	84	—	—	—	—	84	—	84
Transaction and other fees	91	47	14	2	—	154	—	154
Total management and financial advice fees	954	600	14	2	—	1,570	—	1,570

Distribution fees:
Mutual funds	182	60	—	—	—	242	—	242
Insurance and annuity	218	43	81	7	2	351	—	351
Other products	180	—	—	—	—	180	—	180
Total distribution fees	580	103	81	7	2	773	—	773

Other revenues	49	3	(2)	—	—	50	—	50
Total revenue from contracts with customers	1,583	706	93	9	2	2,393	—	2,393

Revenue from other sources (1)	106	7	527	250	352	1,242	(1)	1,241
Total segment gross revenues	1,689	713	620	259	354	3,635	(1)	3,634
Less: Banking and deposit interest expense	36	1	—	—	2	39	—	39
Total segment net revenues	1,653	712	620	259	352	3,596	(1)	3,595
Less: Intersegment revenues	230	14	91	15	(1)	349	1	350
Total net revenues	$1,423	$698	$529	$244	$353	$3,247	$(2)	$3,245

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30, 2020
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non- operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$864	$—	$—	$—	$864	$—	$864
Institutional	—	186	—	—	—	186	—	186
Advisory fees	1,651	—	—	—	—	1,651	—	1,651
Financial planning fees	167	—	—	—	—	167	—	167
Transaction and other fees	175	92	27	4	—	298	—	298
Total management and financial advice fees	1,993	1,142	27	4	—	3,166	—	3,166

Distribution fees:
Mutual funds	354	115	—	—	—	469	—	469
Insurance and annuity	404	84	161	30	—	679	—	679
Other products	243	—	—	—	—	243	—	243
Total distribution fees	1,001	199	161	30	—	1,391	—	1,391

Other revenues	94	2	—	—	3	99	—	99
Total revenue from contracts with customers	3,088	1,343	188	34	3	4,656	—	4,656

Revenue from other sources (1)	187	11	984	480	107	1,769	1	1,770
Total segment gross revenues	3,275	1,354	1,172	514	110	6,425	1	6,426
Less: Banking and deposit interest expense	43	—	—	—	2	45	—	45
Total segment net revenues	3,232	1,354	1,172	514	108	6,380	1	6,381
Less: Intersegment revenues	430	26	180	29	(1)	664	4	668
Total net revenues	$2,802	$1,328	$992	$485	$109	$5,716	$(3)	$5,713

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30, 2019
	Advice & Wealth Management	Asset Management	Annuities	Protection	Corporate & Other	Total Segments	Non- operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$871	$—	$—	$—	$871	$—	$871
Institutional	—	215	—	—	—	215	—	215
Advisory fees	1,504	—	—	—	—	1,504	—	1,504
Financial planning fees	153	—	—	—	—	153	—	153
Transaction and other fees	175	93	27	4	—	299	—	299
Total management and financial advice fees	1,832	1,179	27	4	—	3,042	—	3,042

Distribution fees:
Mutual funds	353	117	—	—	—	470	—	470
Insurance and annuity	423	84	160	14	4	685	—	685
Other products	365	—	—	—	—	365	—	365
Total distribution fees	1,141	201	160	14	4	1,520	—	1,520

Other revenues	94	4	—	—	—	98	—	98
Total revenue from contracts with customers	3,067	1,384	187	18	4	4,660	—	4,660

Revenue from other sources (1)	211	18	1,037	503	694	2,463	2	2,465
Total segment gross revenues	3,278	1,402	1,224	521	698	7,123	2	7,125
Less: Banking and deposit interest expense	71	1	—	—	4	76	—	76
Total segment net revenues	3,207	1,401	1,224	521	694	7,047	2	7,049
Less: Intersegment revenues	449	27	179	30	(3)	682	4	686
Total net revenues	$2,758	$1,374	$1,045	$491	$697	$6,365	$(2)	$6,363
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
Advisory Fees
The Company earns revenue for performing investment advisory services for certain brokerage customer’s discretionary and non-discretionary managed accounts. The revenue is earned based on a contractual fixed rate applied, as a percentage, to the market value of assets held in the account. The investment advisory performance obligation is considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Advisory fees are billed on a monthly basis on the prior month end assets. Prior to the fourth quarter of 2019, advisory fees were primarily based on average assets for a monthly or quarterly period.
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $133 million and $143 million as of June 30, 2020 and December 31, 2019, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets and were $108 million and $116 million as of June 30, 2020 and December 31, 2019, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $29 million and nil as of June 30, 2020 and December 31, 2019, respectively.
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $347 million and $400 million as of June 30, 2020 and December 31, 2019, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its carrying value, which was $3 million and $4 million as of June 30, 2020 and December 31, 2019, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $11 million and $12 million as of June 30, 2020 and December 31, 2019, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both June 30, 2020 and December 31, 2019.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $21 million and $15 million as of June 30, 2020 and December 31, 2019, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $235 million and $270 million as of June 30, 2020 and December 31, 2019, respectively. The Company had a $12 million and a $15 million liability recorded as of June 30, 2020 and December 31, 2019, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$10	$—	$10
Syndicated loans	—	1,274	211	1,485
Total investments	—	1,284	211	1,495
Receivables	—	20	—	20
Total assets at fair value	$—	$1,304	$211	$1,515

Liabilities
Debt (1)	$—	$1,489	$—	$1,489
Other liabilities	—	58	—	58
Total liabilities at fair value	$—	$1,547	$—	$1,547

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	1	—	—	1
Syndicated loans	—	1,454	143	1,597
Total investments	1	1,462	143	1,606
Receivables	—	8	—	8
Total assets at fair value	$1	$1,470	$143	$1,614

Liabilities
Debt (1)	$—	$1,628	$—	$1,628
Other liabilities	—	84	—	84
Total liabilities at fair value	$—	$1,712	$—	$1,712
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.5 billion and $1.7 billion as of June 30, 2020 and December 31, 2019, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans
	(in millions)
Balance, April 1, 2020	$302
Total gains (losses) included in:
Net income	18	(1)
Purchases	2
Sales	(8)
Settlements	(16)
Transfers into Level 3	102
Transfers out of Level 3	(189)
Balance, June 30, 2020	$211

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2020	$17	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance, April 1, 2019	$—	$117
Total gains (losses) included in:
Net income	—	(1)	(1)
Purchases	—	27
Sales	—	(7)
Settlements	—	(4)
Transfers into Level 3	1	59
Transfers out of Level 3	—	(61)
Balance, June 30, 2019	$1	$130

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2019	$—	$(1)	(1)

	Syndicated Loans
	(in millions)
Balance, January 1, 2020	$143
Total gains (losses) included in:
Net income	(21)	(1)
Purchases	45
Sales	(15)
Settlements	(26)
Transfers into Level 3	350
Transfers out of Level 3	(265)
Balance, June 30, 2020	$211

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2020	$3	(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Common Stocks	Syndicated Loans
	(in millions)
Balance, January 1, 2019	$—	$226
Total gains (losses) included in:
Net income	—	(1)	(1)
Purchases	—	49
Sales	—	(8)
Settlements	—	(11)
Transfers into Level 3	1	84
Transfers out of Level 3	—	(209)
Balance, June 30, 2019	$1	$130

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2019	$—	$(1)	(1)
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
All Level 3 measurements as of June 30, 2020 and December 31, 2019 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2020	December 31, 2019
	(in millions)
Syndicated loans
Unpaid principal balance	$1,655	$1,678
Excess unpaid principal over fair value	(170)	(81)
Fair value	$1,485	$1,597

Fair value of loans more than 90 days past due	$12	$4
Fair value of loans in nonaccrual status	32	42
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	48	18

Debt
Unpaid principal balance	$1,723	$1,761
Excess unpaid principal over fair value	(234)	(133)
Carrying value (1)	$1,489	$1,628
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.5 billion and $1.7 billion as of June 30, 2020 and December 31, 2019, respectively.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(7) million and $(1) million for the three months ended June 30, 2020 and 2019, respectively.
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(13) million and $(5) million for the six months ended June 30, 2020 and 2019, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in millions)
Debt of consolidated CLOs due 2025-2030	$1,489	$1,628	2.5%	3.5%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0.0% to 9.6%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments

The following is a summary of Ameriprise Financial investments:	June 30, 2020	December 31, 2019
	(in millions)
Available-for-Sale securities, at fair value (net of allowance for credit losses: 2020, $14)	$34,442	$33,129
Mortgage loans, net (net of allowance for credit losses: 2020, $28; 2019, $19)	2,809	2,778
Policy loans	856	868
Other investments (net of allowance for credit losses: 2020, $14; 2019, $5)	1,101	1,140
Total	$39,208	$37,915
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following is a summary of net investment income:	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
	(in millions)
Investment income on fixed maturities	$290		$344	$612		$697
Net realized gains (losses)	(3)	(1)	—	(22)	(1)	4
Affordable housing partnerships	(22)		(17)	(36)		(32)
Other	23		16	45		48
Consolidated investment entities	17		25	34		48
Total	$305		$368	$633		$765
(1) Includes the change in the allowance for credit losses of $(4) million and $(28) million for the three months and six months ended June 30, 2020, respectively.

Available-for-Sale securities distributed by type were as follows:	June 30, 2020
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$11,197	$1,549	$(36)	$(13)	$12,697
Residential mortgage backed securities	9,783	185	(12)	—	9,956
Commercial mortgage backed securities	5,731	205	(56)	—	5,880
Asset backed securities	2,800	42	(28)	(1)	2,813
State and municipal obligations	1,092	275	(2)	—	1,365
U.S. government and agency obligations	1,464	1	—	—	1,465
Foreign government bonds and obligations	251	18	(3)	—	266
Total	$32,318	$2,275	$(137)	$(14)	$34,442

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$10,847	$1,344	$(4)	$12,187
Residential mortgage backed securities	9,954	94	(19)	10,029
Commercial mortgage backed securities	5,473	96	(6)	5,563
Asset backed securities	1,968	42	(4)	2,006
State and municipal obligations	1,131	238	(2)	1,367
U.S. government and agency obligations	1,679	1	—	1,680
Foreign government bonds and obligations	254	19	(2)	271
Other securities	26	—	—	26
Total	$31,332	$1,834	$(37)	$33,129
As of both June 30, 2020 and December 31, 2019, accrued interest of $177 million is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of June 30, 2020 and December 31, 2019, investment securities with a fair value of $2.8 billion and $2.2 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $426 million and $576 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of June 30, 2020 and December 31, 2019, fixed maturity securities comprised approximately 88% and 87%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2020 and December 31, 2019, the Company’s internal analysts rated $614 million and $624 million, respectively, of securities using criteria similar to those used by NRSROs.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$18,997	$19,324	56%	$18,256	$18,437	56%
AA	1,080	1,311	4	1,113	1,304	4
A	3,185	3,724	11	3,008	3,474	10
BBB	7,865	8,870	26	8,178	9,102	28
Below investment grade (1)	1,191	1,213	3	777	812	2
Total fixed maturities	$32,318	$34,442	100%	$31,332	$33,129	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $4 million and $3 million, respectively, as of June 30, 2020, and $5 million and $6 million, respectively, as of December 31, 2019. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of June 30, 2020 and December 31, 2019, approximately 39% and 45%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)
	(in millions, except number of securities)
Corporate debt securities	65	$407	$(40)	10	$40	$(9)	75	$447	$(49)
Residential mortgage backed securities	133	1,774	(8)	87	800	(4)	220	2,574	(12)
Commercial mortgage backed securities	50	1,433	(54)	9	140	(2)	59	1,573	(56)
Asset backed securities	79	1,308	(25)	10	171	(4)	89	1,479	(29)
State and municipal obligations	4	55	(2)	1	4	—	5	59	(2)
Foreign government bonds and obligations	6	22	(1)	9	10	(2)	15	32	(3)
Total	337	$4,999	$(130)	126	$1,165	$(21)	463	$6,164	$(151)
(1) Unrealized losses of $14 million due to credit-related factors is recorded in the allowance for credit losses as of June 30, 2020.

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	13	$66	$(1)	23	$173	$(3)	36	$239	$(4)
Residential mortgage backed securities	150	4,328	(10)	118	1,164	(9)	268	5,492	(19)
Commercial mortgage backed securities	52	1,622	(3)	31	314	(3)	83	1,936	(6)
Asset backed securities	34	598	(3)	16	213	(1)	50	811	(4)
State and municipal obligations	5	23	—	4	57	(2)	9	80	(2)
Foreign government bonds and obligations	1	—	—	10	15	(2)	11	15	(2)
Total	255	$6,637	$(17)	202	$1,936	$(20)	457	$8,573	$(37)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the six months ended June 30, 2020 is primarily attributable to wider credit spreads, partially offset by lower interest rates. Consistent with the accounting policy described in Note 2, the Company did not recognize these

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of June 30, 2020, 85% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Back Securities	Total
	(in millions)
Balance, April 1, 2020	$13	$—	$13
Additions for which credit losses were not previously recorded	—	—	—
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance, June 30, 2020	$13	$1	$14

	Corporate Debt Securities	Asset Back Securities	Total
	(in millions)
Balance, January 1, 2020 (1)	$—	$—	$—
Additions for which credit losses were not previously recorded	13	—	13
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance, June 30, 2020	$13	$1	$14
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Gross realized investment gains	$5	$3	$13	$22
Gross realized investment losses	—	(3)	(3)	(12)
Credit losses	(1)	—	(14)	(5)
Total	$4	$—	$(4)	$5
Credit losses for the three months and six months ended June 30, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry. The Company recognized an impairment of $5 million in the first quarter of 2019 on investments held by Ameriprise Auto & Home Insurance (“AAH”) as the Company no longer intended to hold the securities until the recovery of fair value to book value.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of June 30, 2020 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,759	$2,774
Due after one year through five years	5,007	5,290
Due after five years through 10 years	2,273	2,545
Due after 10 years	3,965	5,184
	14,004	15,793
Residential mortgage backed securities	9,783	9,956
Commercial mortgage backed securities	5,731	5,880
Asset backed securities	2,800	2,813
Total	$32,318	$34,442

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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the six months ended June 30:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, December 31, 2019 (1)	$51	$—	$51
Cumulative effect of adoption of current expected credit losses guidance	2	3	5
Balance, January 1, 2020	53	3	56
Provisions	13	3	16
Charge-offs	(1)	(2)	(3)
Recoveries	—	—	—
Balance, June 30, 2020	$65	$4	$69
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

Commercial Loans
(in millions)
Balance, January 1, 2019	$49
Provisions	2
Charge-offs	(1)
Balance, June 30, 2019	$50
Accrued interest on commercial loans was $13 million and $14 million as of June 30, 2020 and December 31, 2019, respectively, and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2020 and 2019, the Company purchased $13 million and $41 million, respectively, of syndicated loans, and sold nil and $14 million, respectively, of syndicated loans. During the six months ended June 30, 2020 and 2019, the Company purchased $69 million and $74 million, respectively, of syndicated loans, and sold $7 million and $27 million, respectively, of syndicated loans.
During both the three months and six months ended June 30, 2020, the Company purchased $22 million of residential mortgage loans from a third-party originator shortly after origination. The allowance for credit losses for residential mortgage loans was not material as of June 30, 2020.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $29 million and $25 million as of June 30, 2020 and December 31, 2019, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Total commercial mortgage loans past due were nil as of both June 30, 2020 and December 31, 2019.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2020 and December 31, 2019. Loans with the highest risk rating represent distressed loans which the

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. As of June 30, 2020, commercial mortgage loan modifications due to the COVID-19 pandemic consisted of 93 loans with a total unpaid balance of $369 million. Modifications primarily consisted of short-term forbearance and interest only payments.
The table below presents the amortized cost basis of commercial mortgage loans as of June 30, 2020 by year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$3	$—	$—	$10	$13
80% - 100%	15	5	12	3	5	21	61
60% - 80%	70	185	27	32	56	159	529
40% - 60%	13	51	78	162	109	595	1,008
< 40%	6	25	78	99	65	932	1,205
Total	$104	$266	$198	$296	$235	$1,717	$2,816

Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capital rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in millions)
East North Central	$249	$239	9%	9%
East South Central	120	121	4	4
Middle Atlantic	188	182	7	6
Mountain	248	251	9	9
New England	55	54	2	2
Pacific	839	831	30	30
South Atlantic	729	723	26	26
West North Central	210	214	7	8
West South Central	178	182	6	6
	2,816	2,797	100%	100%
Less: allowance for credit losses	28	19
Total	$2,788	$2,778
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in millions)
Apartments	$719	$692	26%	25%
Hotel	50	51	2	2
Industrial	439	429	16	15
Mixed use	89	78	3	3
Office	402	419	14	15
Retail	912	931	32	33
Other	205	197	7	7
	2,816	2,797	100%	100%
Less: allowance for credit losses	28	19
Total	$2,788	$2,778

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2020 and December 31, 2019 was $553 million and $543 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil and $1 million as of June 30, 2020 and December 31, 2019, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The table below presents the amortized cost basis of syndicated loans as of June 30, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$1	$—	$—	$—	$1
Risk 4	—	7	4	9	2	7	29
Risk 3	4	9	11	27	10	19	80
Risk 2	11	43	57	53	21	56	241
Risk 1	9	27	50	59	18	39	202
Total	$24	$86	$123	$148	$51	$121	$553
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $10 million as of both June 30, 2020 and December 31, 2019.
The table below presents the amortized cost basis of advisor loans as of June 30, 2020 by origination year and termination status:

Termination Status	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Active	$82	$145	$107	$132	$88	$102	$656
Terminated	—	1	—	1	2	12	16
Total	$82	$146	$107	$133	$90	$114	$672
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured as based on the number of days past due. Credit card receivables over 30 days past due were 1% and 2% as of June 30, 2020 and December 31, 2019, respectively.
The table below presents the amortized cost basis of credit card receivables by FICO score as of June 30, 2020:

Total
(in millions)
> 800	$24
750 - 799	20
700 - 749	24
650 - 699	15
< 650	6
Total	$89
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for credit losses.
Margin Loans
The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both June 30, 2020 and December 31, 2019, the allowance for credit losses on margin loans was not material.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Deposit Receivable
The deposit receivable was $1.5 billion as of both June 30, 2020 and December 31, 2019. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, the Company did not have an allowance for credit losses for the deposit receivable as of both June 30, 2020 and December 31, 2019.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both June 30, 2020 and December 31, 2019. There were no loans accounted for as a troubled debt restructuring by the Company during both the three months and six months ended June 30, 2020 and 2019. The loan modifications granted during the three months ended June 30, 2020 are related to the COVID-19 pandemic and as such did not meet the definition of troubled debt restructurings. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
8.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2020	2019
	(in millions)
Balance at January 1	$2,698	$2,776
Capitalization of acquisition costs	108	150
Amortization	(264)	(74)
Impact of change in net unrealized (gains) losses on securities	(43)	(123)
Reclassified to assets held for sale (1)	—	(16)
Balance at June 30	$2,499	$2,713
(1) On April 2, 2019, the Company announced it signed a definitive agreement with a subsidiary of American Family Mutual Holding Company (American Family Insurance) for the sale of AAH, a business unit of Ameriprise Financial. The Company met the requirements to classify assets related to AAH as held for sale as of June 30, 2019.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2020	2019
	(in millions)
Balance at January 1	$218	$251
Capitalization of sales inducement costs	1	1
Amortization	(18)	(6)
Impact of change in net unrealized (gains) losses on securities	(5)	(19)
Balance at June 30	$196	$227

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
9.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,710	$8,909
Variable annuity fixed sub-accounts	5,100	5,103
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,121	3,110
Indexed universal life (“IUL”) insurance	2,125	2,025
Other life insurance	627	646
Total policyholder account balances	19,683	19,793

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	3,849	1,462
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	30	(39)
Other annuity liabilities	566	139
Fixed annuity life contingent liabilities	1,412	1,444
Life and disability income insurance	1,194	1,212
Long term care insurance	5,304	5,302
UL/VUL and other life insurance additional liabilities	1,080	1,033
Total future policy benefits	13,435	10,553
Policy claims and other policyholders’ funds	194	166
Total policyholder account balances, future policy benefits and claims	$33,312	$30,512
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2019 reported as a contra liability.
Separate account liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Variable annuity	$71,990	$74,965
VUL insurance	7,041	7,429
Other insurance	28	31
Threadneedle investment liabilities	4,639	5,063
Total	$83,698	$87,488

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	June 30, 2020				December 31, 2019
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$60,861	$58,931	$32	68	$62,909	$60,967	$5	67
Five/six-year reset	7,545	4,812	25	68	7,983	5,263	7	67
One-year ratchet	5,613	5,278	56	71	5,935	5,600	7	70
Five-year ratchet	1,325	1,269	4	67	1,396	1,340	—	66
Other	1,150	1,132	92	73	1,192	1,174	65	73
Total — GMDB	$76,494	$71,422	$209	68	$79,415	$74,344	$84	67

GGU death benefit	$1,072	$1,016	$122	71	$1,115	$1,063	$133	71

GMIB	$168	$154	$10	70	$186	$172	$6	70

GMWB:
GMWB	$1,855	$1,850	$1	74	$1,999	$1,993	$1	73
GMWB for life	45,646	45,568	478	68	46,799	46,691	272	68
Total — GMWB	$47,501	$47,418	$479	68	$48,798	$48,684	$273	68

GMAB	$2,318	$2,317	$2	60	$2,528	$2,524	$—	60
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2020		December 31, 2019
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,580	67	$6,550	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	1	(1)	422	(16)	64
Paid claims	(3)	—	—	—	(25)
Balance at June 30, 2019	$17	$7	$1,297	$(35)	$698

Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	5	1	2,387	69	65
Paid claims	(4)	(1)	—	—	(24)
Balance at June 30, 2020	$17	$7	$3,849	$30	$799
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2020	December 31, 2019
	(in millions)
Mutual funds:
Equity	$41,265	$44,739
Bond	24,326	23,374
Other	6,050	6,471
Total mutual funds	$71,641	$74,584
11.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in millions)
Long-term debt:
Senior notes due 2020	$—	$750	—%	5.3%
Senior notes due 2022	500	500	3.0	3.0
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	—	3.0	—
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	51	57	N/A	N/A
Other (1)	(16)	(10)	N/A	N/A
Total long-term debt	2,835	3,097

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	201	0.4	1.8
Total	$3,035	$3,298
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
Short-term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in investments and was $1.3 billion and $905 million, of commercial mortgage backed securities, and $578 million and $184 million, of residential mortgage backed securities, as of June 30, 2020 and December 31, 2019, respectively. The remaining maturity of outstanding FHLB advances was less than one month and less than two months as of June 30, 2020 and December 31, 2019, respectively. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. As of both June 30, 2020 and December 31, 2019, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both June 30, 2020 and December 31, 2019.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$3,838	$3,117	$—	$6,955
Available-for-Sale securities:
Corporate debt securities	—	11,953	744	12,697
Residential mortgage backed securities	—	9,751	205	9,956
Commercial mortgage backed securities	—	5,880	—	5,880
Asset backed securities	—	2,798	15	2,813
State and municipal obligations	—	1,365	—	1,365
U.S. government and agency obligations	1,465	—	—	1,465
Foreign government bonds and obligations	—	266	—	266
Total Available-for-Sale securities	1,465	32,013	964	34,442
Investments at net asset value (“NAV”)				7	(1)
Trading and other securities	13	27	—	40
Separate account assets at NAV				83,698	(1)
Other assets:
Interest rate derivative contracts	—	3,096	—	3,096
Equity derivative contracts	388	2,254	—	2,642
Credit derivative contracts	—	3	—	3
Foreign exchange derivative contracts	1	35	—	36
Total other assets	389	5,388	—	5,777
Total assets at fair value	$5,705	$40,545	$964	$130,919

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$41	$44
IUL embedded derivatives	—	—	882	882
GMWB and GMAB embedded derivatives	—	—	3,129	3,129	(2)
Structured variable annuity embedded derivatives	—	—	9	9
Total policyholder account balances, future policy benefits and claims	—	3	4,061	4,064	(3)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	1,032	—	1,032
Equity derivative contracts	182	2,376	—	2,558
Credit derivative contracts	—	10	—	10
Foreign exchange derivative contracts	3	12	—	15
Other	2	10	48	60
Total other liabilities	187	3,440	48	3,675
Total liabilities at fair value	$187	$3,451	$4,109	$7,747

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$267	$2,924	$—	$3,191
Available-for-Sale securities:
Corporate debt securities	—	11,437	750	12,187
Residential mortgage backed securities	—	10,012	17	10,029
Commercial mortgage backed securities	—	5,563	—	5,563
Asset backed securities	—	1,987	19	2,006
State and municipal obligations	—	1,367	—	1,367
U.S. government and agency obligations	1,680	—	—	1,680
Foreign government bonds and obligations	—	271	—	271
Other securities	—	26	—	26
Total Available-for-Sale securities	1,680	30,663	786	33,129
Equity securities	1	—	—	1
Investments at NAV				6	(1)
Trading and other securities	12	26	—	38
Separate account assets at NAV				87,488	(1)
Investments and cash equivalents segregated for regulatory purposes	14	—	—	14
Other assets:
Interest rate derivative contracts	—	1,455	—	1,455
Equity derivative contracts	162	2,722	—	2,884
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	1	17	—	18
Total other assets	163	4,198	—	4,361
Total assets at fair value	$2,137	$37,811	$786	$128,228

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	881	881
GMWB and GMAB embedded derivatives	—	—	763	763	(4)
Total policyholder account balances, future policy benefits and claims	—	3	1,687	1,690	(5)
Customer deposits	—	14	—	14
Other liabilities:
Interest rate derivative contracts	—	418	—	418
Equity derivative contracts	36	3,062	—	3,098
Foreign exchange derivative contracts	1	8	—	9
Other	6	4	44	54
Total other liabilities	43	3,492	44	3,579
Total liabilities at fair value	$43	$3,509	$1,731	$5,283
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $3.2 billion of individual contracts in a liability position and $25 million of individual contracts in an asset position as of June 30, 2020.
(3) The Company’s adjustment for nonperformance risk resulted in a $(1.2) billion cumulative increase (decrease) to the embedded derivatives as of June 30, 2020.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2020	$734	$17	$17	$768
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	14	1	(1)	14
Purchases	—	187	—	187
Settlements	(3)	—	(1)	(4)
Balance, June 30, 2020	$744	$205	$15	$964

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2020	$(1)	$—	$—	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2020	$14	$1	$(1)	$14

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2020	$33		$725		$3,276		$(9)		$4,025	$42
Total (gains) losses included in:
Net income	7	(2)	148	(2)	(224)	(3)	16	(3)	(53)	1	(4)
Issues	1		30		86		2		119	8
Settlements	—		(21)		(9)		—		(30)	(3)
Balance, June 30, 2020	$41		$882		$3,129		$9		$4,061	$48

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2020	$—		$148	(2)	$(204)	(3)	$—		$(56)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2019	$847	$37	$6	$890
Total gains (losses) included in:
Other comprehensive income (loss)	13	—	—	13
Purchases	14	417	18	449
Settlements	(65)	(2)	—	(67)
Transfers out of Level 3	—	(4)	—	(4)
Balance, June 30, 2019	$809	$448	$24	$1,281

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2019	$—	$—	$—	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2019	$23		$745		$180		$948	$31
Total (gains) losses included in:
Net income	1	(2)	60	(2)	433	(3)	494	—
Issues	7		31		86		124	—
Settlements	—		(17)		(3)		(20)	—
Balance, June 30, 2019	$31		$819		$696		$1,546	$31

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2019	$—		$60	(2)	$430	(3)	$490	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$750	$17	$19	$786
Total gains (losses) included in:
Net income	(1)	—	(1)	(2)	(1)
Other comprehensive income (loss)	8	1	(2)	7
Purchases	5	187	—	192
Settlements	(18)	—	(1)	(19)
Balance, June 30, 2020	$744	$205	$15	$964

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2020	$(1)	$—	$(1)	$(2)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2020	$8	$1	$(2)	$7

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687	$44
Total gains (losses) included in:
Net income	(5)	(2)	3	(2)	2,196	(3)	13	(3)	2,207	(1)	(4)
Issues	3		38		174		(4)		211	10
Settlements	—		(40)		(4)		—		(44)	(5)
Balance, June 30, 2020	$41		$882		$3,129		$9		$4,061	$48

Changes in unrealized gains (losses) in net income relating to liabilities held at June 30, 2020	$—		$3	(2)	$2,219	(3)	$—		$2,222	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$913	$136	$20	$6	$1,075
Total gains (losses) included in:
Other comprehensive income (loss)	28	—	—	—	28
Purchases	14	417	—	18	449
Settlements	(146)	(6)	—	—	(152)
Transfers out of Level 3	—	(99)	(20)	—	(119)
Balance, June 30, 2019	$809	$448	$—	$24	$1,281

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2019	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970	$30
Total gains (losses) included in:
Net income	3	(2)	158	(2)	203	(3)	364	1	(4)
Issues	14		67		170		251	—
Settlements	—		(34)		(5)		(39)	—
Balance, June 30, 2019	$31		$819		$696		$1,546	$31

Changes in unrealized gains (losses) in net income relating to liabilities held at June 30, 2019	$—		$158	(2)	$200	(3)	$358	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4) Included in general and administrative expense in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(1.2) billion and $43 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended June 30, 2020 and 2019, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $569 million and $(115) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the six months ended June 30, 2020 and 2019, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$743	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.4%	–	5.3%	2.2%
Asset backed securities	$2	Discounted cash flow	Annual short-term default rate	8.5%			8.5%
			Annual long-term default rate (2)	3.5%	–	4.0%	3.6%
			Discount rate	20.0%			20.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
IUL embedded derivatives	$882	Discounted cash flow	Nonperformance risk (3)	95 bps			95 bps
Fixed deferred indexed annuity embedded derivatives	$41	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.4%
			Nonperformance risk (3)	95 bps			95 bps
GMWB and GMAB embedded derivatives	$3,129	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	36.0%	11.0%
			Surrender rate (4)	0.1%	–	73.5%	3.6%
			Market volatility (7) (8)	4.6%	–	18.0%	11.9%
			Nonperformance risk (3)	95 bps			95 bps
Structured variable annuity embedded derivatives	$9	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	95 bps			95 bps
Contingent consideration liabilities	$48	Discounted cash flow	Discount rate	9.0%			9.0%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$749	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.8%	1.2%
Asset backed securities	$5	Discounted cash flow	Annual short-term default rate	3.3%
			Annual long-term default rate	3.0%
			Discount rate	12.0%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$881	Discounted cash flow	Nonperformance risk (3)	65 bps
Fixed deferred indexed annuity embedded derivatives	$43	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (3)	65 bps
GMWB and GMAB embedded derivatives	$763	Discounted cash flow	Utilization of guaranteed withdrawals (5)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.5%
			Market volatility (7)	3.7%	–	15.9%
			Nonperformance risk (3)	65 bps
Contingent consideration liabilities	$44	Discounted cash flow	Discount rate	9.0%
(1) The weighted average for the spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
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
Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurements of the fixed deferred indexed annuity embedded derivatives and structured variable annuity embedded derivatives in isolation would have resulted in a significantly lower (higher) liability value.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
There is no active market for the transfer of the Company’s embedded derivatives attributable to the provisions of certain variable annuity riders, fixed deferred indexed annuity, structured variable annuity and IUL products.
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
The Company uses discounted cash flow models including Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its fixed deferred indexed annuity, structured variable annuity and IUL products. The structured variable annuity product is a limited flexible purchase payment annuity that offers 45 different indexed account options

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
providing equity market exposure and a fixed account. Each indexed account includes a protection option (a buffer or a floor). If the index has a negative return, contractholder losses will be reduced by buffer or limited to a floor. The portion allocated to an indexed account is accounted for as an embedded derivative. The fair value of fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives are classified as Level 3.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $120 million and $158 million as of June 30, 2020 and December 31, 2019, respectively, and is classified as Level 3 in the fair value hierarchy.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,809	$—	$22	$2,823	$2,845
Policy loans	856	—	—	824	824
Receivables	3,224	179	911	2,188	3,278
Restricted and segregated cash	2,416	2,416	—	—	2,416
Other investments and assets	671	—	575	72	647

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,272	$—	$—	$10,927	$10,927
Investment certificate reserves	7,442	—	—	7,444	7,444
Banking and brokerage deposits	8,630	8,630	—	—	8,630
Separate account liabilities — investment contracts	4,954	—	4,954	—	4,954
Debt and other liabilities	3,232	219	3,245	16	3,480

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,778	$—	$—	$2,833	$2,833
Policy loans	868	—	—	810	810
Receivables	3,168	102	934	2,229	3,265
Restricted and segregated cash	2,372	2,372	—	—	2,372
Other investments and assets	671	—	626	46	672

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,110	$—	$—	$10,061	$10,061
Investment certificate reserves	7,508	—	—	7,497	7,497
Banking and brokerage deposits	6,929	6,929	—	—	6,929
Separate account liabilities — investment contracts	5,403	—	5,403	—	5,403
Debt and other liabilities	3,374	104	3,372	21	3,497
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
Policyholder account balances, future policy benefits and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 9 for additional information on these liabilities. Investment certificate reserves represent customer deposits for fixed rate certificates and stock market certificates. Banking and brokerage deposits are amounts payable to customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. Separate account liabilities are primarily investment contracts in pooled pension funds offered by Threadneedle. Debt and other liabilities include the Company’s long-term debt, short-term borrowings, securities loaned and future funding commitments to affordable housing partnerships and other real estate partnerships. See Note 11 for further information on the Company’s long-term debt and short-term borrowings.

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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,480	$—	$5,480	$(3,174)	$(2,202)	$(58)	$46
OTC cleared	30	—	30	(30)	—	—	—
Exchange-traded	267	—	267	(102)	1	—	166
Total derivatives	5,777	—	5,777	(3,306)	(2,201)	(58)	212
Securities borrowed	179	—	179	(80)	—	(97)	2
Total	$5,956	$—	$5,956	$(3,386)	$(2,201)	$(155)	$214

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,258	$—	$4,258	$(2,933)	$(1,244)	$(73)	$8
OTC cleared	21	—	21	(21)	—	—	—
Exchange-traded	82	—	82	(5)	—	—	77
Total derivatives	4,361	—	4,361	(2,959)	(1,244)	(73)	85
Securities borrowed	102	—	102	(14)	—	(85)	3
Total	$4,463	$—	$4,463	$(2,973)	$(1,244)	$(158)	$88
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,446	$—	$3,446	$(3,174)	$(2)	$(270)	$—
OTC cleared	57	—	57	(30)	—	—	27
Exchange-traded	112	—	112	(102)	—	—	10
Total derivatives	3,615	—	3,615	(3,306)	(2)	(270)	37
Securities loaned	219	—	219	(80)	—	(136)	3
Total	$3,834	$—	$3,834	$(3,386)	$(2)	$(406)	$40

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,473	$—	$3,473	$(2,933)	$—	$(540)	$—
OTC cleared	41	—	41	(21)	—	—	20
Exchange-traded	11	—	11	(5)	—	—	6
Total derivatives	3,525	—	3,525	(2,959)	—	(540)	26
Securities loaned	104	—	104	(14)	—	(87)	3
Total	$3,629	$—	$3,629	$(2,973)	$—	$(627)	$29
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$—	$—	$—	$375	$3	$—
Foreign exchange contracts – net investment hedges	65	3	—	93	—	3
Total qualifying hedges	65	3	—	468	3	3

Derivatives not designated as hedging instruments
Interest rate contracts	70,778	3,096	1,032	57,979	1,452	418
Equity contracts	59,097	2,642	2,558	61,921	2,884	3,098
Credit contracts	2,581	3	10	1,419	4	—
Foreign exchange contracts	3,470	33	15	3,412	18	6
Other contracts	—	—	—	1	—	—
Total non-designated hedges	135,926	5,774	3,615	124,732	4,358	3,522

Embedded derivatives
GMWB and GMAB (4)	N/A	—	3,129	N/A	—	763
IUL	N/A	—	882	N/A	—	881
Fixed deferred indexed annuities	N/A	—	44	N/A	—	46
Structured variable annuities	N/A	—	9	N/A	—	—
SMC	N/A	—	8	N/A	—	14
Total embedded derivatives	N/A	—	4,072	N/A	—	1,704
Total derivatives	$135,991	$5,777	$7,687	$125,200	$4,361	$5,229
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, indexed annuity and structured variable annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets. The fair value of the SMC embedded derivative liability is included in Customer deposits on the Consolidated Balance Sheets.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $4.4 billion and $2.3 billion as of June 30, 2020 and December 31, 2019, respectively. See Note 13 for additional information related to master netting arrangements and cash collateral. See Note 5 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives as of June 30, 2020 included $3.2 billion of individual contracts in a liability position and $25 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2019 included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As of June 30, 2020 and December 31, 2019, investment securities with a fair value of $63 million and $84 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $63 million and $84 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2020 and December 31, 2019, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both June 30, 2020 and December 31, 2019, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2020
Interest rate contracts	$—	$—	$—	$—	$60	$—
Equity contracts	(1)	5	87	63	(1,467)	13
Credit contracts	—	—	—	—	(43)	—
Foreign exchange contracts	(1)	—	—	—	5	1
GMWB and GMAB embedded derivatives	—	—	—	—	147	—
IUL embedded derivatives	—	—	—	(127)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(7)	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(16)	—
SMC embedded derivatives	—	(5)	—	—	—	—
Total gain (loss)	$(2)	$—	$87	$(71)	$(1,314)	$14

Six Months Ended June 30, 2020
Interest rate contracts	$(1)	$—	$2	$—	$2,575	$—
Equity contracts	(1)	(2)	(29)	(49)	526	(3)
Credit contracts	—	—	—	—	(79)	—
Foreign exchange contracts	—	—	—	—	49	(2)
GMWB and GMAB embedded derivatives	—	—	—	—	(2,366)	—
IUL embedded derivatives	—	—	—	37	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	5	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(13)	—
SMC embedded derivatives	—	2	—	—	—	—
Total gain (loss)	$(2)	$—	$(27)	$(7)	$692	$(5)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2019
Interest rate contracts	$(19)	$—	$—	$—	$626	$—
Equity contracts	—	2	12	18	(217)	2
Credit contracts	1	—	—	—	(40)	—
Foreign exchange contracts	—	—	—	—	(4)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(516)	—
IUL embedded derivatives	—	—	—	(43)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(1)	—	—
Total gain (loss)	$(18)	$2	$12	$(26)	$(151)	$2

Six Months Ended June 30, 2019
Interest rate contracts	$(28)	$—	$—	$—	$957	$—
Equity contracts	—	8	60	66	(917)	10
Credit contracts	—	—	—	—	(69)	—
Foreign exchange contracts	—	—	—	—	(10)	(1)
GMWB and GMAB embedded derivatives	—	—	—	—	(368)	—
IUL embedded derivatives	—	—	—	(124)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(3)	—	—
SMC embedded derivatives	—	(6)	—	—	—	—
Total gain (loss)	$(28)	$2	$60	$(61)	$(407)	$9
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The indexed portion of structured variable annuities and the GMAB and non-life contingent GMWB provisions are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. The Company economically hedges the aggregate exposure related to the indexed portion of structured variable annuities and the GMAB and non-life contingent GMWB provisions using options, swaptions, swaps and futures.
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of June 30, 2020:

	Premiums Payable	Premiums Receivable
	(in millions)
2020 (1)	$82	$26
2021	152	112
2022	203	198
2023	126	57
2024	71	10
2025 - 2028	377	7
Total	$1,011	$410
(1) 2020 amounts represent the amounts payable and receivable for the period from July 1, 2020 to December 31, 2020.

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
The Company enters into futures, credit default swaps and commodity swaps to manage its exposure to price risk arising from seed money investments in proprietary investment products. The Company enters into foreign currency forward contracts to economically hedge its exposure to certain foreign transactions. The Company enters into futures contracts and total return swaps to economically hedge its exposure related to compensation plans. The Company enters into interest rate swaps to offset interest rate changes on unrealized gains or losses for certain investments.
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
For the three months and six months ended June 30, 2020 and 2019, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of June 30, 2020 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $1 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 15 years and relates to forecasted debt interest payments. See Note 15 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
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
The following table is a summary of the impact of derivatives designated as hedges on the Consolidated Statements of Operations:

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Total interest and debt expense per Consolidated Statements of Operations	$41	$59	$87	$112
Gain (loss) on interest rate contracts designated as fair value hedges:
Hedged items	$—	$1	$1	$2
Derivatives designated as fair value hedges	—	(1)	(1)	(2)
Gain (loss) on interest rate contracts designated as cash flow hedges:
Amount of gain (loss) reclassified from AOCI into income	$—	$1	$—	$1
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For both the three months ended June 30, 2020 and 2019, the Company recognized a gain of nil in

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
OCI. For the six months ended June 30, 2020 and 2019, the Company recognized a gain of $5 million and a loss of $3 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2020 and December 31, 2019, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $193 million and $189 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2020 and December 31, 2019 was $193 million and $189 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2020 and December 31, 2019 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil as of both June 30, 2020 and December 31, 2019.
15.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2020			2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,532	$(329)	$1,203	$512	$(60)	$452
Reclassification of net (gains) losses on securities included in net income (2)	(4)	1	(3)	—	—	—
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(637)	134	(503)	(259)	55	(204)
Net unrealized gains (losses) on securities	891	(194)	697	253	(5)	248
Foreign currency translation	(8)	—	(8)	(15)	1	(14)
Total other comprehensive income (loss)	$883	$(194)	$689	$238	$(4)	$234

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2020			2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$337	$(65)	$272	$1,169	$(201)	$968
Reclassification of net (gains) losses on securities included in net income (2)	4	(1)	3	(5)	1	(4)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(129)	27	(102)	(499)	105	(394)
Net unrealized gains (losses) on securities	212	(39)	173	665	(95)	570
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	—	—	—	(1)	—	(1)
Net unrealized gains (losses) on derivatives	—	—	—	(1)	—	(1)
Foreign currency translation	(42)	1	(41)	(9)	—	(9)
Total other comprehensive income (loss)	$170	$(38)	$132	$655	$(95)	$560
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes nil and $1 million pretax gain reclassified to interest and debt expense for the six months ended June 30, 2020 and 2019, respectively.
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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, April 1, 2020	$52		$6	$(138)	$(214)	$(1)	$(295)
OCI before reclassifications	700		—	—	(8)	—	692
Amounts reclassified from AOCI	(3)		—	—	—	—	(3)
Total OCI	697		—	—	(8)	—	689
Balance, June 30, 2020	$749	(1)	$6	$(138)	$(222)	$(1)	$394

Balance, January 1, 2020	$576		$6	$(138)	$(181)	$(1)	$262
OCI before reclassifications	170		—	—	(41)	—	129
Amounts reclassified from AOCI	3		—	—	—	—	3
Total OCI	173		—	—	(41)	—	132
Balance, June 30, 2020	$749	(1)	$6	$(138)	$(222)	$(1)	$394

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, April 1, 2019	$342		$7	$(120)	$(193)	$(1)	$35
OCI before reclassifications	248		—	—	(14)	—	234
Amounts reclassified from AOCI	—		—	—	—	—	—
Total OCI	248		—	—	(14)	—	234
Balance, June 30, 2019	$590	(1)	$7	$(120)	$(207)	$(1)	$269

Balance, January 1, 2019	$20		$8	$(120)	$(198)	$(1)	$(291)
OCI before reclassifications	574		—	—	(9)	—	565
Amounts reclassified from AOCI	(4)		(1)	—	—	—	(5)
Total OCI	570		(1)	—	(9)	—	560
Balance, June 30, 2019	$590	(1)	$7	$(120)	$(207)	$(1)	$269
(1) Includes nil and $(1) million of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of June 30, 2020 and June 30, 2019, respectively.
For the six months ended June 30, 2020 and 2019, the Company repurchased a total of 4.3 million shares and 5.8 million shares, respectively, of its common stock for an aggregate cost of $637 million and $791 million, respectively. In April 2017, the Company’s Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019, which was exhausted in the second quarter of 2019. In February 2019, the Company’s Board of Directors authorized an additional repurchase up to $2.5 billion of the Company’s common stock through March 31, 2021. As of June 30, 2020, the Company had $473 million remaining under this share repurchase authorization.
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
For the six months ended June 30, 2020 and 2019, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $47 million and $30 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2020 and 2019, the Company reacquired 0.6 million shares and 0.4 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $110 million and $51 million, respectively.
During the six months ended June 30, 2020 and 2019, the Company reissued 0.5 million and 0.7 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
16.  Income Taxes
The Company’s effective tax rate was (2.4%) and 16.1% for the three months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate was 18.0% and 16.0% for the six months ended June 30, 2020 and 2019, respectively.
The Company had a negative tax rate of (2.4%) for the three months ended June 30, 2020. This negative tax rate is a result of an income tax expense applied to a pretax loss for the current quarter. The income tax expense is primarily due to the reversal of the net operating loss (“NOL”) benefit recorded in the quarter ended March 31, 2020. The Company is no longer forecasting a 2020 NOL due to strong equity market appreciation in the second quarter, which was a reversal of the equity market dislocation experienced in March. The NOL benefit reversal is partially offset by tax preferred items including low income housing tax credits for the three months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2020 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, partially offset by state income taxes, net of federal benefit.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The lower effective tax rate for the three months ended June 30, 2020 compared to June 30, 2019 is primarily the result of the NOL benefit reversal and the pretax loss. The higher effective tax rate for the six months ended June 30, 2020 compared to June 30, 2019 is primarily the result of a decrease in tax preferred items including foreign tax credits and dividends received deduction, partially offset by lower full year projected pretax income in the current period compared to the prior period.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $20 million, net of federal benefit, which will expire beginning December 31, 2020.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $13 million and state deferred tax assets of $4 million; therefore a valuation allowance has been established. The valuation allowance was $17 million and $19 million as of June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020 and December 31, 2019, the Company had $102 million and $100 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $73 million and $67 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2020 and December 31, 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by nil to $10 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net increase of $1 million in interest and penalties for the three months and six months ended June 30, 2020, respectively. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three months and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company had a payable of $9 million and $8 million, respectively, related to accrued interest and penalties.
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
17.  Contingencies
Contingencies
The Company and its subsidiaries are involved in the normal course of business in legal proceedings which include regulatory inquiries, arbitration and litigation, including class actions, concerning matters arising in connection with the conduct of its activities as a diversified financial services firm. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to legal proceedings arising out of its general business activities, such as its investments, contracts, leases and employment relationships. Uncertain economic conditions, heightened and sustained volatility in the financial markets and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the financial services industry generally.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
These legal proceedings are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss. The Company cannot predict with certainty if, how or when any such proceedings will be initiated or resolved. Matters frequently need to be more developed before a loss or range of loss can be reasonably estimated for any proceeding. An adverse outcome in one or more proceedings could eventually result in adverse judgments, settlements, fines, penalties or other sanctions, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both June 30, 2020 and December 31, 2019, the estimated liability was $12 million. As of both June 30, 2020 and December 31, 2019, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
18.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020	2019
	(in millions, except per share amounts)
Numerator:
Net income	$(539)		$492	$1,497	$887

Denominator:
Basic: Weighted-average common shares outstanding	125.0		136.1	125.7	137.4
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.2		1.9	1.5	1.7
Diluted: Weighted-average common shares outstanding	126.2		138.0	127.2	139.1

Earnings per share:
Basic	$(4.31)		$3.61	$11.91	$6.46
Diluted	$(4.31)	(1)	$3.57	$11.77	$6.38
(1) Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.
The calculation of diluted earnings per share excludes the incremental effect of 1.5 million and 1.0 million options as of June 30, 2020 and 2019, respectively, due to their anti-dilutive effect.

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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2020	December 31, 2019
	(in millions)
Advice & Wealth Management	$19,911	$17,607
Asset Management	7,964	8,226
Annuities	99,847	98,195
Protection	17,342	16,980
Corporate & Other	9,838	10,820
Total assets	$154,902	$151,828

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$1,537	$1,653	$3,232	$3,207
Asset Management	668	712	1,354	1,401
Annuities	583	620	1,172	1,224
Protection	257	259	514	521
Corporate & Other	46	352	108	694
Less: Eliminations (1)(2)	326	349	664	682
Total segment adjusted operating net revenues	2,765	3,247	5,716	6,365
Net realized gains (losses)	(3)	—	(23)	9
Revenue attributable to consolidated investment entities	15	24	31	45
Market impact on IUL benefits, net	(66)	(8)	(11)	(25)
Mean reversion related impacts	1	—	—	—
Market impact of hedges on investments	—	(18)	—	(28)
Integration and restructuring charges	—	—	—	(3)
Total net revenues per Consolidated Statements of Operations	$2,712	$3,245	$5,713	$6,363
(1) Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2020 and 2019 in each segment as follows: Advice & Wealth Management ($208 million and $230 million, respectively); Asset Management ($13 million and $14 million, respectively); Annuities ($90 million and $91 million, respectively); Protection ($15 million and $15 million, respectively); and Corporate & Other (nil and $(1) million, respectively).
(2) Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2020 and 2019 in each segment as follows: Advice & Wealth Management ($430 million and $449 million, respectively); Asset Management ($26 million and $27 million, respectively); Annuities ($180 million and $179 million, respectively); Protection ($29 million and $30 million, respectively); and Corporate & Other ($(1) million and $(3) million, respectively).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$271	$376	$649	$726
Asset Management	141	164	298	310
Annuities	155	129	250	257
Protection	70	65	142	139
Corporate & Other	(60)	(61)	(110)	(124)
Total segment adjusted operating earnings	577	673	1,229	1,308
Net realized gains (losses)	(2)	—	(22)	9
Net income (loss) attributable to consolidated investment entities	—	1	(2)	1
Market impact on variable annuity guaranteed benefits, net	(988)	(60)	701	(202)
Market impact on IUL benefits, net	(122)	(26)	(31)	(77)
Market impact on fixed annuity benefits, net	(3)	1	—	1
Mean reversion related impacts	14	18	(47)	54
Market impact of hedges on investments	—	(18)	—	(28)
Integration and restructuring charges	(2)	(2)	(3)	(9)
Pretax income per Consolidated Statements of Operations	$(526)	$587	$1,825	$1,057

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $947 billion in assets under management and administration as of June 30, 2020. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic presents ongoing significant economic and societal disruption and market volatility, which has had and will continue to have ongoing impacts to our business and operating environment driven by significant volatility in the interest rate and equity markets and the potential associated implications to client behavior. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
We continue to implement comprehensive strategies to navigate the operating environment spurred by the pandemic. During the first quarter, we implemented a work-from-home protocol for virtually all of our employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. We have begun a thoughtful phased reopening of our offices in various locations while complying with applicable health agencies’ guidelines and governmental orders. We continue to operate successfully and satisfy elevated customer service volumes in this unique time - client service and the health and safety of our clients, advisors and employees remain our priorities while our employees and advisors have various work arrangements. The pandemic strategy we have employed is flexible and scalable, recognizing this pandemic is widespread and may occur in multiple waves, affecting different communities at different times with varying levels of severity.
There was significant economic volatility during the first half of 2020 and our results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. There is still uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, as well as the impact of actions that have been or could be taken by governmental authorities, clients or other third parties. While we have successfully adapted to a virtual work environment and deployed numerous adaptive business strategies in recent months, the pandemic and its accompanying impact on the global financial markets and on our operations and financial results will cause results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Item 1A, “Risk Factors” in this report.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change, particularly given the ongoing COVID-19 pandemic. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed in Item 1A, “Risk Factors” in our 2019 10-K and other factors as discussed herein.
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
Earnings, as well as adjusted operating earnings after tax, will be negatively impacted by the ongoing low interest rate environment should it continue. In addition to continuing spread compression in our interest sensitive product lines, a sustained low interest rate

AMERIPRISE FINANCIAL, INC.
environment may result in increases to our reserves and changes in various rate assumptions we use to amortize DAC and DSIC, which may negatively impact our adjusted operating earnings after tax. For example, should our best estimate of ultimate long-term interest rate assumptions decrease by 125-150 basis points and the grading period be extended by 2-3 years, our adjusted operating earnings after tax could decline by $200 million to $300 million, primarily reflecting immediate increases in long term care reserves and accelerated amortization of DAC associated with our in-force variable annuity and universal life products. A change in our best estimate of the ultimate long-term interest rate assumptions would not impact our excess capital. For additional discussion on our interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
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
Our financial targets are:
•Adjusted operating earnings per diluted share growth of 12% to 15%, and
•Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of over 30%.

AMERIPRISE FINANCIAL, INC.
The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020		2019
	(in millions, except per share amounts)
Net income (loss)	$(539)	$492	$(4.31)	(3)	3.57
Add: Basic to diluted share conversion	—	—	0.04	(4)	—
Less: Net income (loss) attributable to CIEs	—	1	—		0.01
Add: Integration/restructuring charges (1)	2	2	0.02		0.01
Add: Market impact on variable annuity guaranteed benefits (1)	988	60	7.83		0.44
Add: Market impact on fixed index annuity benefits (1)	3	(1)	0.02		(0.01)
Add: Market impact on IUL benefits (1)	122	26	0.97		0.19
Add: Mean reversion related impacts (1)	(14)	(18)	(0.12)		(0.13)
Add: Market impact of hedges on investments (1)	—	18	—		0.13
Less: Net realized investment gains (losses) (1)	(2)	—	(0.02)		—
Tax effect of adjustments (2)	(231)	(18)	(1.83)		(0.13)
Adjusted operating earnings	$333	$560	$2.64		$4.06

Weighted average common shares outstanding:
Basic	125.0	136.1
Diluted	126.2	138.0

			Per Diluted Share
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net income	$1,497	$887	$11.77	$6.38
Less: Net income (loss) attributable to CIEs	(2)	1	(0.02)	0.01
Add: Integration/restructuring charges (1)	3	9	0.02	0.06
Add: Market impact on variable annuity guaranteed benefits (1)	(701)	202	(5.51)	1.46
Add: Market impact on fixed index annuity benefits (1)	—	(1)	—	(0.01)
Add: Market impact on IUL benefits (1)	31	77	0.24	0.55
Add: Mean reversion related impacts (1)	47	(54)	0.37	(0.39)
Add: Market impact of hedges on investments (1)	—	28	—	0.20
Less: Net realized investment gains (losses) (1)	(22)	9	(0.17)	0.06
Tax effect of adjustments (2)	126	(53)	0.99	(0.38)
Adjusted operating earnings	$1,027	$1,085	$8.07	$7.80

Weighted average common shares outstanding:
Basic	125.7	137.4
Diluted	127.2	139.1
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.
(3) Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.
(4) Represents the difference of the per share amount for net loss using basic shares compared to the per share amount for net loss using diluted shares.

AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended June 30,
	2020	2019
	(in millions)
Net income	$2,503	$1,929
Less: Adjustments (1)	371	(229)
Adjusted operating earnings	2,132	2,158

Total Ameriprise Financial, Inc. shareholders’ equity	6,190	5,742
Less: AOCI, net of tax	194	(82)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,996	5,824
Less: Equity impacts attributable to CIEs	—	1
Adjusted operating equity	$5,996	$5,823

Return on equity, excluding AOCI	41.7%	33.1%
Adjusted operating return on equity, excluding AOCI (2)	35.6%	37.1%
(1) Adjustments reflect the trailing twelve months’ sum of after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; mean reversion related impacts; gain or loss on disposal of business that is not considered discontinued operations; the market impact on variable annuity guaranteed benefits, net of hedges and related DSIC and DAC amortization; the market impact on IUL benefits, net of hedges and the related DAC amortization, unearned revenue amortization, and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; integration and restructuring charges; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 21%.
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
The following table presents detail regarding our AUM and AUA:

	June 30,		Change
	2020	2019
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$314.8	$289.9	$24.9	9%
Asset Management AUM	476.1	468.3	7.8	2
Eliminations	(31.8)	(29.2)	(2.6)	(9)
Total Assets Under Management	759.1	729.0	30.1	4
Total Assets Under Administration	187.7	186.9	0.8	—
Total AUM and AUA	$946.8	$915.9	$30.9	3%
Total AUM increased $30.1 billion, or 4%, to $759.1 billion as of June 30, 2020 compared to $729.0 billion as of June 30, 2019 due to a $24.9 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $7.8 billion increase in Asset Management AUM driven by market appreciation and net inflows, partially offset by retail fund distributions. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended June 30, 2020 and 2019
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$1,702	$1,732	$(30)	(2)%
Distribution fees	375	490	(115)	(23)
Net investment income	305	368	(63)	(17)
Premiums	78	376	(298)	(79)
Other revenues	270	316	(46)	(15)
Total revenues	2,730	3,282	(552)	(17)
Banking and deposit interest expense	18	37	(19)	(51)
Total net revenues	2,712	3,245	(533)	(16)
Expenses
Distribution expenses	940	948	(8)	(1)
Interest credited to fixed accounts	262	186	76	41
Benefits, claims, losses and settlement expenses	1,467	584	883	NM
Amortization of deferred acquisition costs	(248)	58	(306)	NM
Interest and debt expense	41	59	(18)	(31)
General and administrative expense	776	823	(47)	(6)
Total expenses	3,238	2,658	580	22
Pretax income (loss)	(526)	587	(1,113)	NM
Income tax provision	13	95	(82)	(86)
Net income (loss)	$(539)	$492	$(1,031)	NM
NM Not Meaningful.
Overall
Pretax loss was $526 million for the three months ended June 30, 2020 compared to pretax income of $587 million for the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $988 million for the three months ended June 30, 2020 compared to an expense of $60 million for the prior year period.
•The market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $122 million for the three months ended June 30, 2020 compared to an expense of $26 million for the prior year period.
•The mean reversion related impact was a benefit of $14 million for the three months ended June 30, 2020 compared to a benefit of $18 million for the prior year period.
•The market impact of hedges on investments was nil for the three months ended June 30, 2020 compared to an expense of $18 million for the prior year period.
•A negative impact from lower average equity markets for the three months ended June 30, 2020 compared to the prior year period.
•A negative impact from lower short-term interest rates on off-balance sheet brokerage cash balances.
•A $12 million unfavorable change in the mark-to-market impact on share-based compensation expense.
Net Revenues
Net revenues decreased $533 million, or 16%, to $2.7 billion for the three months ended June 30, 2020 compared to $3.2 billion for the prior year period.
Management and financial advice fees decreased $30 million, or 2%, to $1.7 billion for the three months ended June 30, 2020 compared to $1.7 billion for the prior year period reflecting lower average equity markets, impacts from prior period asset management outflows and lower performance fees partially offset by higher wrap account net inflows.

AMERIPRISE FINANCIAL, INC.
Distribution fees decreased $115 million, or 23%, to $375 million for the three months ended June 30, 2020 compared to $490 million for the prior year period due to $114 million of lower fees on off-balance sheet brokerage cash primarily due to a decrease in short-term interest rates, variable annuity net outflows and lower transactional activity.
Net investment income decreased $63 million, or 17%, to $305 million for the three months ended June 30, 2020 compared to $368 million for the prior year period primarily reflecting the following items:
•Net realized investment losses of $3 million for the three months ended June 30, 2020 compared to net realized investment gains of nil for the prior year period. Net realized investment losses for the three months ended June 30, 2020 included a $4 million increase in the allowance for credit losses for Available-for-sale securities and financing receivables.
•The unfavorable impact of fixed annuity net outflows.
•The unfavorable impact of lower interest rates.
•The unfavorable market impact of hedges on investments of $18 million in the prior year period.
•A decrease of $15 million due to the sale of AAH.
•The favorable impact of higher invested assets related to the bank.
Premiums decreased $298 million, or 79% to $78 million for the three months ended June 30, 2020 compared to $376 million for the prior year primarily reflecting the sale of AAH and lower sales of immediate annuities with a life contingent feature. Premiums in the prior year period included $276 million from AAH.
Other revenues decreased $46 million, or 15%, to $270 million for the three months ended June 30, 2020 compared to $316 million due to a $58 million unfavorable change in unearned revenue amortization and the reinsurance accrual offset to the market impact on IUL benefits, partially offset by higher fees on variable annuity living benefit riders.
Banking and deposit interest expense decreased $19 million, or 51%, to $18 million for the three months ended June 30, 2020 compared to $37 million due to lower average crediting rates on certificates and lower average certificate balances, partially offset by higher interest expense on banking deposits as deposits have grown since we launched the bank in the second quarter of 2019.
Expenses
Total expenses increased $580 million, or 22%, to $3.2 billion for the three months ended June 30, 2020 compared to $2.7 billion for the prior year period.
Interest credited to fixed accounts increased $76 million, or 41%, to $262 million for the three months ended June 30, 2020 compared to $186 million for the prior year period primarily reflecting the following items:
•A $188 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $193 million for the three months ended June 30, 2020 compared to an unfavorable impact of $5 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The estimated nonperformance credit spread decreased by 115 basis points in the quarter due to improvement in credit markets following market volatility related to the COVID-19 pandemic, resulting in the unfavorable impact.
•A $117 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $99 million for the three months ended June 30, 2020 compared to an expense of $18 million for the prior year period. The decrease in expense was primarily due to a reduction in the IUL embedded derivative, which is reflecting lower expected future option costs.
Benefits, claims, losses and settlement expenses increased $883 million to $1.5 billion for the three months ended June 30, 2020 compared to $584 million for the prior year period primarily reflecting the following items:
•A $1.0 billion increase in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $953 million for the three months ended June 30, 2020 compared to a favorable impact of $56 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The estimated nonperformance credit spread decreased by 115 basis points in the quarter due to improvement in credit markets following market volatility related to the COVID-19 pandemic, resulting in the unfavorable impact.
•A $161 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $1.8 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, a favorable $1.7 billion change in the market impact on variable annuity guaranteed living benefits reserves and an unfavorable $4 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

AMERIPRISE FINANCIAL, INC.
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the three months ended June 30, 2020 compared to an expense for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended June 30, 2020 compared to an expense for the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended June 30, 2020 compared to an expense for the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.
•A $231 million decrease in auto and home expenses reflecting the sale of AAH.
•The mean reversion related impact was an expense of $5 million for the three months ended June 30, 2020 compared to a benefit of $11 million for the prior year period.
Amortization of DAC decreased $306 million to a benefit of $248 million for the three months ended June 30, 2020 compared to an expense of $58 million for the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on variable annuity guaranteed benefits was a benefit of $226 million for the three months ended June 30, 2020 compared to a benefit of $4 million for the prior year period.
•The DAC offset to the market impact on IUL benefits, net of hedges was a benefit of $38 million for the three months ended June 30, 2020 compared to a benefit of $5 million for the prior year period.
•The mean reversion related impact was a benefit of $18 million for the three months ended June 30, 2020 compared to a benefit of $7 million for the prior year period.
•A $14 million decrease in auto and home expenses reflecting the sale of AAH.
Interest and debt expense decreased $18 million, or 31%, to $41 million for the three months ended June 30, 2020 compared to $59 million for the prior year period primarily due to a decrease in interest expense of CIEs.
General and administrative expense decreased $47 million, or 6%, to $776 million for the three months ended June 30, 2020 compared to $823 million for the prior year period primarily reflecting a $30 million decrease in auto and home expenses reflecting the sale of AAH, disciplined expense management and reengineering, partially offset by a $12 million unfavorable change in the mark-to-market impact on share-based compensation expenses.
Income Taxes
Our effective tax rate was (2.4)% for the three months ended June 30, 2020 compared to 16.1% for the prior year period. The lower effective tax rate for the three months ended June 30, 2020 compared to the prior year period is primarily the result of the net operating loss benefit reversal and the pretax loss. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.
Results of Operations by Segment for the Three Months Ended June 30, 2020 and 2019
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
 The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2020	2019
	(in millions)
Advice & Wealth Management
Net revenues	$1,537	$1,653
Expenses	1,266	1,277
Adjusted operating earnings	$271	$376
Asset Management
Net revenues	$668	$712
Expenses	527	548
Adjusted operating earnings	$141	$164
Annuities
Net revenues	$583	$620
Expenses	428	491
Adjusted operating earnings	$155	$129
Protection
Net revenues	$257	$259
Expenses	187	194
Adjusted operating earnings	$70	$65
Corporate & Other
Net revenues	$46	$352
Expenses	106	413
Adjusted operating loss	$(60)	$(61)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2020	2019
	(in billions)
Beginning balance	$275.5	$278.8
Net flows	4.9	4.8
Market appreciation (depreciation) and other	37.2	8.4
Ending balance	$317.6	$292.0

Advisory wrap account assets ending balance (1)	$313.9	$289.1
Average advisory wrap account assets (2)	$290.9	$281.3
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended June 30, 2020. The calculation of the prior year period average used an average of the prior period’s ending balance and all the months in the current period.
Wrap account assets increased $42.1 billion, or 15%, during the three months ended June 30, 2020 due to market appreciation of $37.2 billion and net inflows of $4.9 billion. Average advisory wrap account assets increased $9.6 billion, or 3%, compared to the prior year period primarily reflecting net inflows.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$969	$954	$15	2%
Distribution fees	453	580	(127)	(22)
Net investment income	77	101	(24)	(24)
Other revenues	56	54	2	4
Total revenues	1,555	1,689	(134)	(8)
Banking and deposit interest expense	18	36	(18)	(50)
Total net revenues	1,537	1,653	(116)	(7)
Expenses
Distribution expenses	913	926	(13)	(1)
Interest and debt expense	3	3	—	—
General and administrative expense	350	348	2	1
Total expenses	1,266	1,277	(11)	(1)
Adjusted operating earnings	$271	$376	$(105)	(28)%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $105 million, or 28%, to $271 million for the three months ended June 30, 2020 compared to $376 million for the prior year period due to lower earnings on brokerage cash, partially offset by higher average wrap account balances. Pretax adjusted operating margin was 17.6% for the three months ended June 30, 2020 compared to 22.7% for the prior year period.
We launched Ameriprise Bank, FSB in the second quarter of 2019. In the third quarter of 2019, we purchased the existing Ameriprise portfolio of credit card accounts from a third-party bank. Cash sweep balances for Ameriprise Bank, FSB were a total of $5.3 billion as of June 30, 2020 compared to a total of $2.2 billion as of June 30, 2019, which contributed earnings of $10 million for the three months ended June 30, 2020.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues decreased $116 million, or 7%, to $1.5 billion for the three months ended June 30, 2020 compared to $1.7 billion for the prior year period. Adjusted operating net revenue per advisor decreased to $155,000 for the three months ended June 30, 2020, down 7%, from $166,000 for the prior year period.
Management and financial advice fees increased $15 million, or 2%, to $969 million for the three months ended June 30, 2020 compared to $954 million for the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $9.6 billion, or 3%, compared to the prior year period primarily reflecting net inflows.
Distribution fees decreased $127 million, or 22%, to $453 million for the three months ended June 30, 2020 compared to $580 million for the prior year period reflecting $114 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates and decreased transactional activity.
Net investment income, which excludes net realized investment gains or losses, decreased $24 million, or 24%, to $77 million for the three months ended June 30, 2020 compared to $101 million for the prior year period primarily due to lower certificate balances and lower average investment yields, partially offset by higher average invested assets due to increased bank deposits.
Banking and deposit interest expense decreased $18 million, or 50%, to $18 million for the three months ended June 30, 2020 compared to $36 million for the prior year period due to lower average crediting rates on certificates and lower average certificate balances, partially offset by higher interest expense on banking deposits as deposits have grown since we launched the bank in the second quarter of 2019.
Expenses
Total expenses decreased $11 million, or 1%, for the three months ended June 30, 2020 compared to the prior year period.
Distribution expenses decreased $13 million, or 1%, to $913 million for the three months ended June 30, 2020 compared to $926 million for the prior year period reflecting lower advisor compensation due to lower equity markets and decreased transactional activity, partially offset by investments in recruiting experienced advisors.

AMERIPRISE FINANCIAL, INC.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of June 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2020	2019
Domestic Equity	Equal weighted	1 year	65%	49%
		3 year	56%	47%
		5 year	58%	56%
	Asset weighted	1 year	82%	66%
		3 year	71%	57%
		5 year	75%	77%

International Equity	Equal weighted	1 year	68%	55%
		3 year	70%	80%
		5 year	65%	55%
	Asset weighted	1 year	70%	68%
		3 year	82%	88%
		5 year	62%	58%

Taxable Fixed Income	Equal weighted	1 year	41%	82%
		3 year	69%	81%
		5 year	87%	88%
	Asset weighted	1 year	30%	67%
		3 year	58%	82%
		5 year	90%	90%

Tax Exempt Fixed Income	Equal weighted	1 year	58%	89%
		3 year	74%	95%
		5 year	79%	94%
	Asset weighted	1 year	47%	98%
		3 year	59%	98%
		5 year	62%	98%

Asset Allocation Funds	Equal weighted	1 year	79%	54%
		3 year	79%	55%
		5 year	83%	100%
	Asset weighted	1 year	91%	70%
		3 year	94%	49%
		5 year	95%	100%

Number of funds with 4 or 5 Morningstar star ratings	Overall	55	53
	3 year	43	51
	5 year	49	49

Percent of funds with 4 or 5 Morningstar star ratings	Overall	53%	51%
	3 year	42%	50%
	5 year	48%	49%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	62%	57%
	3 year	46%	46%
	5 year	51%	56%
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

AMERIPRISE FINANCIAL, INC.

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2020	2019
Equity	Equal weighted	1 year	80%	60%
		3 year	71%	57%
		5 year	75%	74%
	Asset weighted	1 year	85%	58%
		3 year	81%	57%
		5 year	82%	82%

Fixed Income	Equal weighted	1 year	78%	86%
		3 year	92%	77%
		5 year	92%	77%
	Asset weighted	1 year	70%	92%
		3 year	97%	89%
		5 year	96%	90%

Allocation (Managed) Funds	Equal weighted	1 year	78%	67%
		3 year	63%	50%
		5 year	88%	86%
	Asset weighted	1 year	96%	58%
		3 year	91%	54%
		5 year	99%	96%
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
The following table presents global managed assets by type:

					Average (1)		Change
	June 30,		Change		Three Months Ended June 30,
	2020	2019			2020	2019
	(in billions)
Equity	$251.4	$252.7	$(1.3)	(1)%	$235.8	$250.1	$(14.3)	(6)%
Fixed income	183.1	172.6	10.5	6	179.0	168.1	10.9	6
Money market	5.0	5.3	(0.3)	(6)	5.1	5.2	(0.1)	(2)
Alternative	3.1	3.2	(0.1)	(3)	3.0	3.2	(0.2)	(6)
Hybrid and other	33.5	34.5	(1.0)	(3)	33.4	34.1	(0.7)	(2)
Total managed assets	$476.1	$468.3	$7.8	2%	$456.3	$460.7	$(4.4)	(1)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended June 30,
	2020	2019
	(in billions)
Global Retail Funds
Beginning assets	$239.0	$268.0
Inflows	15.9	11.5
Outflows	(14.2)	(13.4)
Net VP/VIT fund flows	(0.6)	(0.8)
Net new flows	1.1	(2.7)
Reinvested dividends	2.0	2.9
Net flows	3.1	0.2
Distributions	(2.3)	(3.4)
Market appreciation (depreciation) and other	34.3	8.5
Foreign currency translation (1)	—	(0.5)
Total ending assets	274.1	272.8
Global Institutional
Beginning assets	187.2	191.1
Inflows (2)	6.4	4.8
Outflows	(6.9)	(6.9)
Net flows	(0.5)	(2.1)
Market appreciation (depreciation) and other (3)	15.7	7.9
Foreign currency translation (1)	(0.4)	(1.4)
Total ending assets	202.0	195.5
Total managed assets	$476.1	$468.3

Total net flows	$2.6	$(1.9)

Former Parent Company Related (4)
Retail net new flows	$0.4	$(0.3)
Institutional net new flows	(0.7)	(0.7)
Total net new flows	$(0.3)	$(1.0)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $281 million of net flows from our recently launched our structured variable annuity product.
(3) Includes $0.7 billion and $2.9 billion for the change in Affiliated General Account Assets, excluding net flows related to our recently launched structured variable annuity product, during the three months ended June 30, 2020 and 2019, respectively.
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
Total segment AUM increased $49.9 billion, or 12%, during the three months ended June 30, 2020. Net inflows were $2.6 billion in the second quarter of 2020, a $4.5 billion improvement compared to the prior year period. Global retail inflows were $3.1 billion. Global institutional net outflows were $0.5 billion and included $0.7 billion of outflows from former parent-related assets.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$570	$607	$(37)	(6)%
Distribution fees	96	103	(7)	(7)
Net investment income	1	3	(2)	(67)
Other revenues	1	—	1	—
Total revenues	668	713	(45)	(6)
Banking and deposit interest expense	—	1	(1)	—
Total net revenues	668	712	(44)	(6)
Expenses
Distribution expenses	220	230	(10)	(4)
Amortization of deferred acquisition costs	3	2	1	50
Interest and debt expense	1	7	(6)	(86)
General and administrative expense	303	309	(6)	(2)
Total expenses	527	548	(21)	(4)
Adjusted operating earnings	$141	$164	$(23)	(14)%

Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $23 million, or 14%, to $141 million for the three months ended June 30, 2020 compared to $164 million for the prior year period primarily due to the impacts from prior period outflows and a decrease in performance fees.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $44 million, or 6%, to $668 million for the three months ended June 30, 2020 compared to $712 million for the prior year period.
Management and financial advice fees decreased $37 million, or 6%, to $570 million for the three months ended June 30, 2020 compared to $607 million for the prior year period primarily due to lower average equity markets, the impacts from prior period outflows and a decrease in performance fees.
Distribution fees decreased $7 million, or 7%, to $96 million for the three months ended June 30, 2020 compared to $103 million for the prior year period primarily due to lower average equity markets and the impacts from prior period outflows.
Expenses
Total expenses decreased $21 million, or 4%, to $527 million for the three months ended June 30, 2020 compared to $548 million for the prior year period.
Distribution expenses decreased $10 million, or 4%, to $220 million for the three months ended June 30, 2020 compared to $230 million for the prior year period primarily due to lower average equity markets and the impacts from prior period outflows.
General and administrative expense decreased $6 million, or 2%, to $303 million for the three months ended June 30, 2020 compared to $309 million for the prior year period primarily reflecting disciplined expense management and reengineering and lower performance fee related compensation.

AMERIPRISE FINANCIAL, INC.
Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$190	$195	$(5)	(3)%
Distribution fees	84	85	(1)	(1)
Net investment income	123	139	(16)	(12)
Premiums	13	31	(18)	(58)
Other revenues	173	170	3	2
Total revenues	583	620	(37)	(6)
Banking and deposit interest expense	—	—	—	—
Total net revenues	583	620	(37)	(6)
Expenses
Distribution expenses	103	105	(2)	(2)
Interest credited to fixed accounts	106	112	(6)	(5)
Benefits, claims, losses and settlement expenses	139	168	(29)	(17)
Amortization of deferred acquisition costs	21	46	(25)	(54)
Interest and debt expense	10	10	—	—
General and administrative expense	49	50	(1)	(2)
Total expenses	428	491	(63)	(13)
Adjusted operating earnings	$155	$129	$26	20%
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and mean reversion related impacts, increased $26 million, or 20%, to $155 million for the three months ended June 30, 2020 compared to $129 million for the prior year period reflecting volatile markets, partially offset by low interest rates.
RiverSource variable annuity account balances declined 1% to $77.5 billion as of June 30, 2020 compared to the prior year period reflecting net outflows of $2.6 billion. Variable annuity sales decreased 17% compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees, partially offset by sales of structured variable annuities launched earlier in 2020. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
RiverSource fixed deferred annuity account balances declined 4% to $8.1 billion as of June 30, 2020 compared to the prior year period as older policies continue to lapse and the discontinuance of new sales of fixed annuities and fixed index annuities due to the low interest rate environment.
Net Revenues
Management and financial advice fees decreased $5 million, or 3%, to $190 million for the three months ended June 30, 2020 compared to $195 million for the prior year period primarily due to net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $16 million, or 12%, to $123 million for the three months ended June 30, 2020 compared to $139 million for the prior year period reflecting lower average invested assets due to fixed annuity net outflows and lower asset earned rates.
Premiums decreased $18 million, or 58%, to $13 million for the three months ended June 30, 2020 compared to $31 million for the prior year period reflecting lower sales of immediate annuities with a life contingent feature.
Other revenues increased $3 million, or 2%, to $173 million for the three months ended June 30, 2020 compared to $170 million for the prior year period primarily due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.

AMERIPRISE FINANCIAL, INC.
Expenses
Interest credited to fixed accounts decreased $6 million, or 5%, to $106 million for the three months ended June 30, 2020 compared to $112 million for the prior year period primarily due to a decline in fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), mean reversion related impacts, and the DSIC offset to net realized investment gains or losses, decreased $29 million, or 17%, to $139 million for the three months ended June 30, 2020 compared to $168 million for the prior year period primarily due to lower sales of immediate annuities with a life contingent feature and lower reserve funding.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity guaranteed benefits and fixed index annuity benefits and the DAC offset to net realized investment gains or losses, decreased $25 million, or 54%, to $21 million for the three months ended June 30, 2020 compared to $46 million for the prior year period primarily driven by lower DAC amortization rate which is the result of lower surrenders on variable annuities and the nonperformance spread increase in the first quarter of 2020.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$10	$11	$(1)	(9)%
Distribution fees	22	23	(1)	(4)
Net investment income	76	76	—	—
Premiums	48	51	(3)	(6)
Other revenues	101	98	3	3
Total revenues	257	259	(2)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	257	259	(2)	(1)
Expenses
Distribution expenses	9	11	(2)	(18)
Interest credited to fixed accounts	55	52	3	6
Benefits, claims, losses and settlement expenses	73	81	(8)	(10)
Amortization of deferred acquisition costs	12	13	(1)	(8)
Interest and debt expense	6	4	2	50
General and administrative expense	32	33	(1)	(3)
Total expenses	187	194	(7)	(4)
Adjusted operating earnings	$70	$65	$5	8%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), and mean reversion related impacts, increased $5 million, or 8%, to $70 million for the three months ended June 30, 2020 compared to $65 million for the prior year period.
Net Revenues
Premiums decreased $3 million, or 6%, to $48 million for the three months ended June 30, 2020 compared to $51 million for the prior year period primarily reflecting a decrease in premiums for disability insurance.
Other revenues, which exclude the unearned revenue amortization and reinsurance accrual offset to net realized investment gains or losses and the market impact on IUL benefits, increased $3 million, or 3%, to $101 million for the three months ended June 30, 2020 compared to $98 million for the prior year period primarily reflecting an increase in insurance charges related to favorable persistency.
Expenses
Benefits, claims, losses and settlement expenses decreased $8 million, or 10%, to $73 million for the three months ended June 30, 2020 compared to $81 million for the prior year period primarily reflecting a decrease in claims.

AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$—	$1	$(1)	(100)%
Distribution fees	—	2	(2)	(100)%
Net investment income	18	47	(29)	(62)%
Premiums	25	302	(277)	(92)
Other revenues	4	2	2	100%
Total revenues	47	354	(307)	(87)
Banking and deposit interest expense	1	2	(1)	(50)
Total net revenues	46	352	(306)	(87)
Expenses
Distribution expenses	(3)	—	(3)	—%
Benefits, claims, losses and settlement expenses	42	287	(245)	(85)
Amortization of deferred acquisition costs	—	13	(13)	(100)%
Interest and debt expense	11	17	(6)	(35)
General and administrative expense	56	96	(40)	(42)
Total expenses	106	413	(307)	(74)
Adjusted operating loss	$(60)	$(61)	$1	2%
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $1 million, or 2%, to $60 million for the three months ended June 30, 2020 compared to $61 million for the prior year period.
Our Corporate & Other segment includes our closed block long term care (“LTC”) insurance, which had pretax adjusted operating earnings of $17 million for the three months ended June 30, 2020 compared to $4 million for the prior year period reflecting impacts from COVID-19, with fewer clients entering nursing homes as well as increased mortality-related terminations from clients on claim.
Auto and home pretax adjusted operating earnings were $14 million for the three months ended June 30, 2019. We sold AAH on October 1, 2019.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $29 million, or 62%, to $18 million for the three months ended June 30, 2020 compared to $47 million for the prior year period primarily reflecting the sale of AAH and an increase in amortization of affordable housing partnerships.
Premiums decreased $277 million, or 92%, to $25 million for the three months ended June 30, 2020 compared to $302 million for the prior year period primarily reflecting the sale of AAH.
Expenses
Benefits, claims, losses and settlement expenses decreased $245 million, or 85%, to $42 million for the three months ended June 30, 2020 compared to $287 million for the prior year period primarily reflecting the sale of AAH and the impacts from COVID-19 of lower new long term care claims with fewer clients entering nursing homes as well as increased mortality-related terminations from clients on claim.
Amortization of DAC decreased $13 million to nil for the three months ended June 30, 2020 compared to $13 million for the prior year period reflecting the sale of AAH.
General and administrative expense, which excludes integration and restructuring charges, decreased $40 million, or 42%, to $56 million for the three months ended June 30, 2020 compared to $96 million for the prior year period primarily due to the sale of AAH and lower investment expenses.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Six Months Ended June 30, 2020 and 2019
The following table presents our consolidated results of operations:

	Six Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$3,472	$3,359	$113	3%
Distribution fees	839	970	(131)	(14)
Net investment income	633	765	(132)	(17)
Premiums	169	747	(578)	(77)
Other revenues	643	594	49	8
Total revenues	5,756	6,435	(679)	(11)
Banking and deposit interest expense	43	72	(29)	(40)
Total net revenues	5,713	6,363	(650)	(10)
Expenses
Distribution expenses	1,935	1,848	87	5
Interest credited to fixed accounts	353	390	(37)	(9)
Benefits, claims, losses and settlement expenses	(280)	1,254	(1,534)	NM
Amortization of deferred acquisition costs	264	74	190	NM
Interest and debt expense	87	112	(25)	(22)
General and administrative expense	1,529	1,628	(99)	(6)
Total expenses	3,888	5,306	(1,418)	(27)
Pretax income	1,825	1,057	768	73
Income tax provision	328	170	158	93
Net income	$1,497	$887	$610	69%
NM Not Meaningful
Overall
Pretax income increased $768 million, or 73%, to $1.8 billion for the six months ended June 30, 2020 compared to $1.1 billion for the prior year period.
•The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was a benefit of $701 million for the six months ended June 30, 2020 compared to an expense of $202 million for the prior year period.
•The market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $31 million for the six months ended June 30, 2020 compared to an expense of $77 million for the prior year period.
•The market impact of hedges on investments was nil for the six months ended June 30, 2020 compared to an expense of $28 million for the prior year period.
•A $15 million favorable change in the mark-to-market impact on share-based compensation expenses.
•A positive impact from higher average equity markets during the six months ended June 30, 2020 compared to the prior year period.
•The mean reversion related impact was an expense of $47 million for the six months ended June 30, 2020 compared to a benefit of $54 million for the prior year period.
•A $27 million unfavorable change in net realized investment gains/losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual.
•A negative impact from lower short-term interest rates on off-balance sheet brokerage cash balances.
Net Revenues
Net revenues decreased $650 million, or 10%, to $5.7 billion for the six months ended June 30, 2020 compared to $6.4 billion for the prior year period.
Management and financial advice fees increased $113 million, or 3%, to $3.5 billion for the six months ended June 30, 2020 compared

AMERIPRISE FINANCIAL, INC.
to $3.4 billion for the prior year period reflecting higher average equity markets and higher wrap account net inflows, partially offset by lower performance fees and a $19 million performance fee correction as well as the impact of prior period net outflows in asset management.
Distribution fees decreased $131 million, or 14%, to $839 million for the six months ended June 30, 2020 compared to $970 million due to $165 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates, partially offset by higher average equity markets.
Net investment income decreased $132 million, or 17%, to $633 million for the six months ended June 30, 2020 compared to $765 million for the prior year period primarily reflecting:
•Net realized investment losses of $22 million for the six months ended June 30, 2020 compared to net realized investment gains of $4 million for the prior year period. Net realized investment losses for the six months ended June 30, 2020 included a $27 million increase in allowance for credit losses for Available-for-Sale securities and financing receivables. On January 1, 2020, we adopted a new accounting standard for the measurement of credit losses on financial instruments.
•The unfavorable impact of fixed annuity net outflows and the fixed annuities reinsurance transaction.
•The unfavorable impact of lower interest rates.
•The unfavorable market impact of hedges on investments of $28 million in the prior year period.
•A decrease of $14 million in net investment income of CIEs.
•A decrease of $25 million due to the sale of AAH.
•The favorable impact of higher average invested assets related to the bank.
Premiums decreased $578 million, or 77% to $169 million for the six months ended June 30, 2020 compared to $747 million due to the sale of AAH and lower sales of immediate annuities with a life contingent feature. Premiums in the prior year period included $546 million from AAH.
Other revenues increased $49 million, or 8%, to $643 million for the six months ended June 30, 2020 compared to $594 million due to a $14 million favorable change in unearned revenue amortization and the reinsurance accrual offset to the market impact on IUL benefits, a favorable impact, a favorable impact from the fixed annuities reinsurance transaction and higher fees on variable annuity living benefit riders.
Banking and deposit interest expense decreased $29 million, or 40%, to $43 million for the six months ended June 30, 2020 compared to $72 million due to lower average crediting rates on certificates and lower average certificate balances, partially offset by higher interest expense on banking deposits as deposits have grown since we launched the bank in the second quarter of 2019.
Expenses
Total expenses decreased $1.4 billion, or 27%, to $3.9 billion for the six months ended June 30, 2020 compared to $5.3 billion for the prior year period.
Distribution expenses increased $87 million, or 5%, to $1.9 billion for the six months ended June 30, 2020 compared to $1.8 billion for the prior year period reflecting higher advisor compensation due to an increase in average wrap account balances and higher average markets.
Interest credited to fixed accounts decreased $37 million, or 9%, to $353 million for the six months ended June 30, 2020 compared to $390 million for the prior year period primarily reflecting the following items:
•A $83 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $41 million for the six months ended June 30, 2020 compared to an unfavorable impact of $42 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The estimated nonperformance credit spread widened by 30 basis points during the six months ended June 30, 2020 due to market volatility related to the COVID-19 pandemic, resulting in the favorable impact.
•A $43 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $67 million for the six months ended June 30, 2020 compared to an expense of $24 million for the prior year period. The increase in expense was primarily due to a decrease in the discount rate, excluding the nonperformance credit spread, used to value the liabilities.
Benefits, claims, losses and settlement expenses decreased $1.5 billion to benefit of $280 million for the six months ended June 30, 2020 compared to an expense of $1.3 billion for the prior year period primarily reflecting the following items:
•A $735 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $633 million for the six months ended June

AMERIPRISE FINANCIAL, INC.
30, 2020 compared to an unfavorable impact of $102 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The estimated nonperformance credit spread widened by 30 basis points during the six months ended June 30, 2020 due to market volatility related to the COVID-19 pandemic, resulting in the favorable impact.
•A $367 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $3.1 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, an unfavorable $2.7 billion change in the market impact on variable annuity guaranteed living benefits reserves and a favorable $2 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the six months ended June 30, 2020 compared to an expense for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the six months ended June 30, 2020 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the six months ended June 30, 2020 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.
•A $457 million decrease in auto and home expenses reflecting the sale of AAH.
•The mean reversion related impact was an expense of $29 million for the six months ended June 30, 2020 compared to a benefit of $27 million for the prior year period.
Amortization of DAC increased $190 million to $264 million for the six months ended June 30, 2020 compared to $74 million for the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on variable annuity guaranteed benefits was an expense of $158 million for the six months ended June 30, 2020 compared to a benefit of $32 million for the prior year period.
•The DAC offset to the market impact on IUL benefits, net of hedges was a benefit of $6 million for the six months ended June 30, 2020 compared to a benefit of $14 million for the prior year period.
•The mean reversion related impact was an expense of $18 million for the six months ended June 30, 2020 compared to a benefit of $27 million for the prior year period.
•A $28 million decrease in auto and home expenses reflecting the sale of AAH.
Interest and debt expense decreased $25 million, or 22%, to $87 million for the six months ended June 30, 2020 compared to $112 million for the prior year period primarily due to a decrease in interest expense of CIEs.
General and administrative expense decreased $99 million, or 6%, to $1.5 billion for the six months ended June 30, 2020 compared to $1.6 billion for the prior year period primarily reflecting a $61 million decrease in auto and home expenses reflecting the sale of AAH, disciplined expense management and reengineering and a $15 million favorable change in the mark-to-market impact on share-based compensation expenses.
Income Taxes
Our effective tax rate was 18.0% for the six months ended June 30, 2020 compared to 16.0% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.
Results of Operations by Segment for the Six Months Ended June 30, 2020 and 2019
The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2020	2019
	(in millions)
Advice & Wealth Management
Net revenues	$3,232	$3,207
Expenses	2,583	2,481
Adjusted operating earnings	$649	$726
Asset Management
Net revenues	$1,354	$1,401
Expenses	1,056	1,091
Adjusted operating earnings	$298	$310
Annuities
Net revenues	$1,172	$1,224
Expenses	922	967
Adjusted operating earnings	$250	$257
Protection
Net revenues	$514	$521
Expenses	372	382
Adjusted operating earnings	$142	$139
Corporate & Other
Net revenues	$108	$694
Expenses	218	818
Adjusted operating loss	$(110)	$(124)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2020	2019
	(in billions)
Beginning balance	$317.5	$251.5
Net flows	11.0	9.2
Market appreciation (depreciation) and other	(10.9)	31.3
Ending balance	$317.6	$292.0

Advisory wrap account assets ending balance (1)	$313.9	$289.1
Average advisory wrap account assets (2)	$301.0	$272.8
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended June 30, 2020. The calculation of the prior year period average used an average of the prior period’s ending balance and all the months in the current period.
Wrap account assets were flat during the six months ended June 30, 2020 due to net inflows of $11.0 billion offset by market depreciation and other of $10.9 billion. Average advisory wrap account assets increased $28.2 billion, or 10%, compared to the prior year period primarily reflecting net inflows and market appreciation.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$1,993	$1,832	$161	9%
Distribution fees	1,001	1,141	(140)	(12)
Net investment income	177	200	(23)	(12)
Other revenues	104	105	(1)	(1)
Total revenues	3,275	3,278	(3)	—
Banking and deposit interest expense	43	71	(28)	(39)
Total net revenues	3,232	3,207	25	1
Expenses
Distribution expenses	1,883	1,796	87	5
Interest and debt expense	5	6	(1)	(17)
General and administrative expense	695	679	16	2
Total expenses	2,583	2,481	102	4
Adjusted operating earnings	$649	$726	$(77)	(11)%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $77 million, or 11%, to $649 million for the six months ended June 30, 2020 compared to $726 million for the prior year period due to lower earnings on brokerage cash, partially offset by higher average wrap account balances.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $25 million, or 1%, for the six months ended June 30, 2020 compared to the prior year period.
Management and financial advice fees increased $161 million, or 9%, to $2.0 billion for the six months ended June 30, 2020 compared to $1.8 billion for the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $28.2 billion, or 10%, compared to the prior year period primarily reflecting net inflows.
Distribution fees decreased $140 million, or 12%, to $1.0 billion for the six months ended June 30, 2020 compared to $1.1 billion for the prior year period reflecting $165 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates.
Net investment income, which excludes net realized investment gains or losses, decreased $23 million, or 12%, to $177 million for the six months ended June 30, 2020 compared to $200 million for the prior year period primarily due to lower certificate balances and lower average investment yields, partially offset by higher average invested assets due to increased bank deposits.
Banking and deposit interest expense decreased $28 million, or 39%, to $43 million for the six months ended June 30, 2020 compared to $71 million for the prior year period due to lower average crediting rates on certificates and lower average certificate balances, partially offset by higher interest expense on banking deposits as deposits have grown since we launched the bank in the second quarter of 2019.
Expenses
Total expenses increased $102 million, or 4%, to $2.6 billion for the six months ended June 30, 2020 compared to $2.5 billion for the prior year period.
Distribution expenses increased $87 million, or 5%, to $1.9 billion for the six months ended June 30, 2020 compared to $1.8 billion for the prior year period higher advisor compensation due to an increase in average wrap account balances and investments in recruiting experienced advisors.
General and administrative expense increased $16 million, or 2%, to $695 million for the six months ended June 30, 2020 compared to $679 million for the prior year period primarily due to investments in business growth, including the bank.

AMERIPRISE FINANCIAL, INC.
Asset Management

The following table presents global managed assets by type:					Average(1)		Change
	June 30,		Change		Six Months Ended June 30,
	2020	2019			2020	2019
	(in billions)
Equity	$251.4	$252.7	$(1.3)	(1)%	$245.7	$246.6	$(0.9)	—%
Fixed income	183.1	172.6	10.5	6	180.9	166.3	14.6	9
Money market	5.0	5.3	(0.3)	(6)	4.9	5.1	(0.2)	(4)
Alternative	3.1	3.2	(0.1)	(3)	3.1	3.1	—	—
Hybrid and other	33.5	34.5	(1.0)	(3)	34.5	33.8	0.7	2
Total managed assets	$476.1	$468.3	$7.8	2%	$469.1	$454.9	$14.2	3%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

The following table presents the changes in global managed assets:	Six Months Ended June 30,
	2020	2019
	(in billions)
Global Retail Funds
Beginning assets	$287.5	$247.9
Inflows	33.3	23.0
Outflows	(34.2)	(28.5)
Net VP/VIT fund flows	(1.4)	(1.5)
Net new flows	(2.3)	(7.0)
Reinvested dividends	2.4	3.4
Net flows	0.1	(3.6)
Distributions	(2.9)	(4.1)
Market appreciation (depreciation) and other	(9.2)	32.7
Foreign currency translation (1)	(1.4)	(0.1)
Total ending assets	274.1	272.8

Global Institutional
Beginning assets	206.7	182.8
Inflows (2)	15.0	10.1
Outflows	(14.9)	(15.7)
Net flows	0.1	(5.6)
Market appreciation (depreciation) and other (3)	(0.9)	18.5
Foreign currency translation (1)	(3.9)	(0.2)
Total ending assets	202.0	195.5
Total managed assets	$476.1	$468.3

Total net flows	$0.2	$(9.2)

Former Parent Company Related (4)
Retail net new flows	$0.2	$(0.6)
Institutional net new flows	(1.3)	(1.5)
Total net new flows	$(1.1)	$(2.1)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $380 million of net flows from our recently launched structured variable annuity product.
(3) Includes $2.5 billion and $2.7 billion for the change in Affiliated General Account Assets, excluding net flows related to our recently launched structured annuity product, during the six months ended June 30, 2020 and 2019, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.

AMERIPRISE FINANCIAL, INC.
Total segment AUM decreased $18.1 billion, or 4%, during the six months ended June 30, 2020. Net flows were $0.2 billion for the six months ended June 30, 2020, a $9.4 billion improvement compared to the prior year period. Elevated redemptions in March 2020 due to the market dislocation related to the COVID-19 pandemic were offset by lower redemptions during the second quarter of 2020.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$1,153	$1,191	$(38)	(3)%
Distribution fees	199	201	(2)	(1)
Net investment income	1	9	(8)	(89)
Other revenues	1	1	—	—
Total revenues	1,354	1,402	(48)	(3)
Banking and deposit interest expense	—	1	(1)	—
Total net revenues	1,354	1,401	(47)	(3)
Expenses
Distribution expenses	451	453	(2)	—
Amortization of deferred acquisition costs	6	5	1	20
Interest and debt expense	2	13	(11)	(85)
General and administrative expense	597	620	(23)	(4)
Total expenses	1,056	1,091	(35)	(3)
Adjusted operating earnings	$298	$310	$(12)	(4)%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $12 million, or 4%, to $298 million for the six months ended June 30, 2020 compared to $310 million for the prior year period primarily due to the impacts from prior period outflows and a decrease in performance fees, partially offset by higher average equity markets.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $47 million, or 3%, for the six months ended June 30, 2020 compared to the prior year period.
Management and financial advice fees decreased $38 million, or 3%, for the six months ended June 30, 2020 compared to the prior year period primarily due to the impacts from prior period outflows and a decrease in performance fees.
Net investment income, which excludes net realized investment gains or losses, decreased $8 million, or 89%, to $1 million for the six months ended June 30, 2020 compared to $9 million for the prior year period primarily reflecting seed money mark-to-market gains in the prior year period.
Expenses
Total expenses decreased $35 million, or 3%, for the six months ended June 30, 2020 compared to the prior year period.
General and administrative expense decreased $23 million, or 4%, to $597 million for the six months ended June 30, 2020 compared to $620 million for the prior year period primarily due to reengineering initiatives and lower performance fee related compensation.

AMERIPRISE FINANCIAL, INC.
Annuities
The following table presents the results of operations of our Annuities segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$379	$383	$(4)	(1)%
Distribution fees	167	169	(2)	(1)
Net investment income	249	295	(46)	(16)
Premiums	38	65	(27)	(42)
Other revenues	339	312	27	9
Total revenues	1,172	1,224	(52)	(4)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,172	1,224	(52)	(4)
Expenses
Distribution expenses	205	209	(4)	(2)
Interest credited to fixed accounts	219	221	(2)	(1)
Benefits, claims, losses and settlement expenses	312	332	(20)	(6)
Amortization of deferred acquisition costs	67	88	(21)	(24)
Interest and debt expense	22	21	1	5
General and administrative expense	97	96	1	1
Total expenses	922	967	(45)	(5)
Adjusted operating earnings	$250	$257	$(7)	(3)%
Our Annuities segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization) and mean reversion related impacts, decreased $7 million, or 3%, to $250 million for the six months ended June 30, 2020 compared to $257 million for the prior year period.
Net Revenues
Management and financial advice fees decreased $4 million, or 1%, to $379 million for the six months ended June 30, 2020 compared to $383 million for the prior year period primarily due to net outflows, partially offset by higher average variable annuity account balances driven by higher average equity markets.
Net investment income, which excludes net realized investment gains or losses, decreased $46 million, or 16%, to $249 million for the six months ended June 30, 2020 compared to $295 million for the prior year period reflecting lower average invested assets due to fixed annuity net outflows and lower earned interest rates.
Premiums decreased $27 million, or 42%, to $38 million for the six months ended June 30, 2020 compared to $65 million for the prior year period reflecting lower sales of immediate annuities with a life contingent feature.
Other revenues increased $27 million, or 9%, to $339 million for the six months ended June 30, 2020 compared to $312 million for the prior year period primarily due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), mean reversion related impacts, and the DSIC offset to net realized investment gains or losses, decreased $20 million, or 6%, to $312 million for the six months ended June 30, 2020 compared to $332 million for the prior year period primarily due to lower sales of immediate annuities with a life contingent feature, partially offset by higher reserve funding.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity guaranteed benefits and fixed index annuity benefits and the DAC offset to net realized investment gains or losses, decreased $21 million, or 24%, to $67 million for the six months ended June 30, 2020 compared to $88 million for the prior year period

AMERIPRISE FINANCIAL, INC.
primarily driven by lower DAC amortization rate which is the result of lower surrenders on variable annuities and a lower amortization rate in the second quarter of 2020 resulting from the nonperformance spread increase in the first quarter of 2020.
Protection
The following table presents the results of operations of our Protection segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$20	$22	$(2)	(9)%
Distribution fees	44	46	(2)	(4)
Net investment income	152	154	(2)	(1)
Premiums	97	101	(4)	(4)
Other revenues	201	198	3	2
Total revenues	514	521	(7)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	514	521	(7)	(1)
Expenses
Distribution expenses	18	22	(4)	(18)
Interest credited to fixed accounts	108	104	4	4
Benefits, claims, losses and settlement expenses	147	155	(8)	(5)
Amortization of deferred acquisition costs	22	27	(5)	(19)
Interest and debt expense	11	8	3	38
General and administrative expense	66	66	—	—
Total expenses	372	382	(10)	(3)
Adjusted operating earnings	$142	$139	$3	2%
Our Protection segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), and mean reversion related impacts, increased $3 million, or 2%, to $142 million for the six months ended June 30, 2020 compared to $139 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, decreased $2 million, or 1%, to $152 million for the six months ended June 30, 2020 compared to $154 million for the prior year period reflecting lower investment yields.
Premiums decreased $4 million, or 4%, to $97 million for the six months ended June 30, 2020 compared to $101 million for the prior year period primarily due to a decrease in premiums for disability insurance.
Other revenues, which exclude the unearned revenue amortization and reinsurance accrual offset to net realized investment gains or losses and the market impact on IUL benefits, increased $3 million, or 2%, to $201 million for the six months ended June 30, 2020 compared to $198 million for the prior year period primarily reflecting an increase in insurance charges related to favorable persistency.
Expenses
Interest credited to fixed accounts increased $4 million, or 4%, to $108 million for the six months ended June 30, 2020 compared to $104 million for the prior year period primarily driven by higher fixed account values associated with universal life and variable universal life insurance.
Benefits, claims, losses and settlement expenses decreased $8 million, or 5%, to $147 million for the six months ended June 30, 2020 compared to $155 million for the prior year period primarily due to a decrease in life claims.
Amortization of DAC decreased $5 million to $22 million for the six months ended June 30, 2020 compared to a benefit of $27 million for the prior year period primarily reflecting a decrease in life claims.

AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$—	$2	$(2)	(100)%
Distribution fees	—	4	(4)	(100)
Net investment income	50	91	(41)	(45)
Premiums	50	598	(548)	(92)
Other revenues	10	3	7	NM
Total revenues	110	698	(588)	(84)
Banking and deposit interest expense	2	4	(2)	(50)
Total net revenues	108	694	(586)	(84)
Expenses
Distribution expenses	(5)	2	(7)	NM
Benefits, claims, losses and settlement expenses	99	569	(470)	(83)
Amortization of deferred acquisition costs	—	27	(27)	(100)
Interest and debt expense	23	29	(6)	(21)
General and administrative expense	101	191	(90)	(47)
Total expenses	218	818	(600)	(73)
Adjusted operating loss	$(110)	$(124)	$14	11%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $14 million, or 11%, to $110 million for the six months ended June 30, 2020 compared to $124 million for the prior year period.
Our LTC insurance had pretax adjusted operating earnings of $19 million for the six months ended June 30, 2020 compared to a pretax adjusted operating earnings of $10 million for the prior year period reflecting impacts from COVID-19, with fewer clients entering nursing homes as well as increased mortality-related terminations from clients on claim.
Auto and home pretax adjusted operating earnings were $23 million for the six months ended June 30, 2019. We sold AAH on October 1, 2019.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $41 million, or 45%, to $50 million for the three months ended June 30, 2020 compared to $91 million for the prior year period primarily reflecting the sale of AAH and an increase in amortization of affordable housing partnerships.
Premiums decreased $548 million, or 92%, to $50 million for the six months ended June 30, 2020 compared to $598 million for the prior year period reflecting the sale of AAH.
Expenses
Benefits, claims, losses and settlement expenses decreased $470 million, or 83%, to $99 million for the six months ended June 30, 2020 compared to $569 million for the prior year period primarily reflecting the sale of AAH and the impacts from COVID-19 of lower new long term care claims with fewer clients entering nursing homes as well as increased mortality-related terminations from clients on claim.
Amortization of DAC decreased $27 million to nil for the six months ended June 30, 2020 compared to $27 million for the prior year period reflecting the sale of AAH.

AMERIPRISE FINANCIAL, INC.
General and administrative expense decreased $90 million, or 47%, to $101 million for the six months ended June 30, 2020 compared to $191 million for the prior year period primarily due to the sale of AAH and lower investment expenses.

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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.5 billion and 2.6%, respectively, as of June 30, 2020. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $10.0 billion and had a weighted average yield of 1.9% as of June 30, 2020. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2020 was approximately 1.8%.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2020:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(251)	$4	$(247)
DAC and DSIC amortization (2)(3)	(35)	—	(35)
Variable annuities:
GMDB and GMIB (3)	(17)	—	(17)
GMWB (3)	(414)	382	(32)
GMAB	(23)	24	1
Structured variable annuities	35	(29)	6
DAC and DSIC amortization (4)	N/A	N/A	(6)
Total variable annuities	(419)	377	(48)
Macro hedge program (5)	—	199	199
Fixed deferred indexed annuities	5	(4)	1
Certificates	3	(3)	—
IUL insurance	73	(57)	16
Total	$(624)	$516	$(114)	(6)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(51)	$—	$(51)
Variable annuities:
GMWB	1,628	(2,013)	(385)
GMAB	25	(31)	(6)
Structured variable annuities	(4)	12	8
DAC and DSIC amortization (4)	N/A	N/A	37
Total variable annuities	1,649	(2,032)	(346)
Macro hedge program (5)	—	(4)	(4)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	66	—	66
Banking deposits	41	—	41
Brokerage client cash balances	218	—	218
Fixed deferred indexed annuities	(1)	—	(1)
Certificates	15	—	15
IUL insurance	15	2	17
Total	$1,952	$(2,034)	$(45)
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

AMERIPRISE FINANCIAL, INC.
(4) Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.
(5) The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately $(247) million.
The above results compare to an estimated negative net impact to pretax income of $90 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $37 million related to a 100 basis point increase in interest rates as of December 31, 2019. The change in interest rate exposure as of June 30, 2020 compared to December 31, 2019 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, indexed annuities and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2020. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $777 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2020 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the six months ended June 30, 2020. At June 30, 2020 and December 31, 2019, we had $7.7 billion and $3.7 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At June 30, 2020 and December 31, 2019, the parent company had $1.4 billion and $1.8 billion, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity include a line of credit with an affiliate up to $867 million and an unsecured revolving committed credit facility for up to $750 million that expires in October 2022. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of June 30, 2020 was $2.7 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.0 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2020, we had no

AMERIPRISE FINANCIAL, INC.
outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. Compliance with these covenants is not currently impaired by the COVID-19 pandemic, and we remain in compliance with all such covenants at June 30, 2020.
On April 2, 2020, we issued $500 million of 3.0% unsecured senior notes due 2025 and incurred debt issuance costs of $4 million. The net proceeds from the sale of the notes will be used for general corporate purposes.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $200 million and $201 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities and residential mortgage backed securities, as of June 30, 2020 and December 31, 2019, respectively. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs and stress requirements.
We continue to monitor and respond to the ongoing COVID-19 pandemic. Our risk management strategy is designed to provide proactive protection during stress events such as the current pandemic. We believe our process is working as intended, and our liquidity and capital resources have remained a source of balance sheet strength during the six months ended June 30, 2020.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, and Ameriprise International Holdings GmbH, which is the parent company of Threadneedle Asset Management Holdings Sàrl. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in millions)
RiverSource Life (1)(2)	$4,192	$2,924	N/A	$601
RiverSource Life of NY (1)(2)	397	235	N/A	38
ACC (4)(5)	423	430	398	402
Threadneedle Asset Management Holdings Sàrl (6)	402	287	185	183
Ameriprise Bank, FSB (4) (7)	479	300	376	180
AFS (3)(4)	96	94	#	#
Ameriprise Captive Insurance Company (3)	44	48	12	9
Ameriprise Trust Company (3)	36	35	32	32
AEIS (3)(4)	163	133	23	22
RiverSource Distributors, Inc. (3)(4)	13	13	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	16	16	#	#
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2020 and December 31, 2019.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at June 30, 2020 represent calculations at December 31, 2019 of the rule based requirements, as specified by FCA regulations.
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
During the six months ended June 30, 2020, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.0 billion (including $500 million from RiverSource Life) and contributed cash to its subsidiaries of $203 million (including $150 million to Ameriprise Bank, FSB). During the six months ended June 30, 2019, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.2 billion (including $550 million from RiverSource Life) and contributed $179 million to its subsidiaries (including $145 million to Ameriprise Bank, FSB).
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $257 million and $261 million for the six months ended June 30, 2020 and 2019, respectively. On July 29, 2020, we announced a quarterly dividend of $1.04 per common share. The dividend will be paid on August 21, 2020 to our shareholders of record at the close of business on August 10, 2020.
In February 2019, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through March 31, 2021. As of June 30, 2020, we had $473 million remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2020, we repurchased a total of 4.3 million shares of our common stock at an average price of $149.44 per share. We resumed our share repurchases in early May 2020 after temporarily pausing our share repurchases in mid-March 2020.
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
Operating Activities
Net cash provided by operating activities increased $3.6 billion to $4.7 billion for the six months ended June 30, 2020 compared to $1.2 billion for the prior year period primarily reflecting a $716 million increase in cash from changes in brokerage deposits, an increase in cash collateral related to derivatives and a $151 million decrease in income taxes paid.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities decreased $733 million to $896 million for the six months ended June 30, 2020 compared to $1.6 billion for the prior year period primarily reflecting a $1.2 billion increase in proceeds from sales of Available-for-Sale securities, a $150 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, a $40 million increase in net cash flows related to investments of consolidated investment entities and a $358 million increase to cash related to the fixed annuities reinsurance arrangement partially offset by a $844 million decrease in cash used for purchases of Available-for-Sale securities and a $152 million decrease to cash related to written options with deferred premiums.

AMERIPRISE FINANCIAL, INC.
Financing Activities
Net cash provided by financing activities decreased $1.4 billion to $117 million for the six months ended June 30, 2020 compared to $1.5 billion for the prior year period primarily reflecting a $695 million decrease in net cash inflows from banking deposits, a $450 million increase in repayments of our senior notes, a $164 million decrease in net cash flows related to policyholder account balances and a $116 million decrease in net cash flows from investment certificates partially offset by a $111 million decrease in share repurchases.
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
Forward-Looking Statements
This report contains forward-looking statements that reflect management’s plans, estimates and beliefs. Actual results could differ materially from those described in these forward-looking statements. Examples of such forward-looking statements include:
•statements of the Company’s plans, intentions, positioning, expectations, objectives or goals, including those relating to asset flows, mass affluent and affluent client acquisition strategy, client retention and growth of our client base, financial advisor productivity, retention, recruiting and enrollments, the introduction, cessation, terms or pricing of new or existing products and services, acquisition integration, benefits and claims expenses, general and administrative costs, consolidated tax rate, return of capital to shareholders, debt repayment and excess capital position and financial flexibility to capture additional growth opportunities;
•statements of the Company’s position, future performance and ability to pursue business strategy relative to the spread and impact of the COVID-19 pandemic and the related market, economic, client, governmental and healthcare system response;
•statements about the expected trend in the shift of the variable annuity sales business away from products with living benefit guarantees over time;
•other statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and
•statements of assumptions underlying such statements.
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
Such factors include, but are not limited to:
•the impacts on our business of the spread and impact of the COVID-19 pandemic and the related economic, client, governmental and healthcare system responses;
•conditions in the interest rate, credit default, equity market and foreign exchange environments, including changes in valuations, liquidity and volatility;
•uncertainty as to the timing of launching the Company’s federal savings bank products;
•changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding company laws and regulations or in light of the U.S. Department of Labor’s fiduciary regulations (as well as state and other fiduciary rules, the SEC best interest standards, or similar standards such as the Certified Financial Planner Board standards) pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts and related issues;
•investment management performance and distribution partner and consumer acceptance of the Company’s products;

AMERIPRISE FINANCIAL, INC.
•effects of competition in the financial services industry, including pricing pressure, the introduction of new products and services and changes in product distribution mix and distribution channels;
•changes to the Company’s reputation that may arise from employee or advisor misconduct, legal or regulatory actions, cybersecurity incidents, perceptions of the financial services industry generally, improper management of conflicts of interest or otherwise;
•the Company’s capital structure, including indebtedness, limitations on subsidiaries to pay dividends, and the extent, manner, terms and timing of any share or debt repurchases management may effect as well as the opinions of rating agencies and other analysts and the reactions of market participants or the Company’s regulators, advisors, distribution partners or customers in response to any change or prospect of change in any such opinion;
•changes to the availability and cost of liquidity and the Company’s credit capacity that may arise due to shifts in market conditions, the Company’s credit ratings and the overall availability of credit;
•risks of default, capacity constraint or repricing by issuers or guarantors of investments the Company owns or by counterparties to hedge, derivative, insurance or reinsurance arrangements or by manufacturers of products the Company distributes, experience deviations from the Company’s assumptions regarding such risks, the evaluations or the prospect of changes in evaluations of any such third parties published by rating agencies or other analysts, and the reactions of other market participants or the Company’s regulators, advisors, distribution partners or customers in response to any such evaluation or prospect of changes in evaluation;
•experience deviations from the Company’s assumptions regarding morbidity, mortality, persistency and premium rate increases in certain annuity and insurance products (including, but not limited to, variable annuities and long term care policies), or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders, or from assumptions regarding interest rates or asset yield assumed in the Company's loss recognition testing of its long term care business, or from assumptions regarding anticipated claims and losses relating to the Company’s auto and home insurance products;
•changes in capital requirements that may be indicated, required or advised by regulators or rating agencies;
•the impacts of the Company’s efforts to improve distribution economics and to grow third-party distribution of its products;
•the ability to pursue and complete strategic transactions and initiatives, including acquisitions, divestitures, restructurings, joint ventures and the development of new products and services;
•the ability to realize the financial, operating and business fundamental benefits of strategic transactions and initiatives the Company has completed, is pursuing or may pursue in the future, which may be impacted by the ability to obtain regulatory approvals, the ability to effectively manage related expenses and by market, business partner and consumer reactions to such strategic transactions and initiatives;
•the ability and timing to realize savings and other benefits from re-engineering and tax planning;
•interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems (or other cybersecurity incidents), or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and
•general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the ongoing negotiations in connection with UK’s membership in the European Union), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.
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

AMERIPRISE FINANCIAL, INC.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2020.
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
ITEM 1A.  RISK FACTORS
We are including the following risk factor which should be read in conjunction with our risk factors provided in Part I, Item 1A of our 2019 10-K:
The COVID-19 pandemic creates significant risks and uncertainties for our business.
The ongoing coronavirus disease 2019 (‘‘COVID-19’’) pandemic creates significant and pervasive societal, economic and market disruption globally. In particular, global financial markets have seen increased volatility and significant changes to the value of investments. If the value of assets under management decreases, our revenue and operating results could be substantially impacted. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on current and future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, the effectiveness of our remote working and our phased office reopening plans, the measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care, and new or interim regulation), the actions of other third parties in response to the pandemic, and the possible further impacts on the global economy. Given the uncertainty of future developments, we seek to manage our risks effectively, but our ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis and information in a situation that continues to develop. No assurance can be given that the steps we have taken will continue to be effective or appropriate.
Starting in the end of the first quarter of 2020, the COVID-19 pandemic impacted (and will likely continue to impact) each of our business segments. Consumer demand, client investing decisions in light of ongoing economic uncertainty, our fee and investment income, our owned asset values, and our credit reserve and other financial or actuarial assumptions and reserve calculations have been (and may further be) negatively impacted from a decline and volatility of asset prices, reduction in interest rates, nonperformance credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. We are actively monitoring the potential direct and indirect impacts that the COVID-19 pandemic may have on our segments. The most significant impacts of the COVID-19 pandemic on the operational and financial results of our core business segments included:
•In our Advice and Wealth Management segment, the significant reduction in interest rates, lower transactional activity from consumer demand and client investing decisions in light of ongoing economic uncertainty, and lower average equity markets;
•In our Asset Management segment, lower average equity markets and changes in consumer demand and client investing decisions in light of ongoing economic uncertainty; and
•In our Annuities and Protection segments, the significant reduction in interest rates and equity market levels on spread and fee income and the associated deferred acquisition cost amortization as well as changes in consumer demand and the operating environment that altered our mix of sales and product offerings.
Should these conditions be prolonged or worsen for an extended time period, we could experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, reduced client activity and fees, increased mortality and morbidity in our insurance policyholder base, increased constraints and costs of capital, possible impacts to our credit ratings and other negative impacts on our financial position.
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

AMERIPRISE FINANCIAL, INC.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2020:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2020
Share repurchase program (1)	—	$—	—	$723,598,509
Employee transactions (2)	3,148	$113.86	N/A	N/A

May 1 to May 31, 2020
Share repurchase program (1)	647,687	$131.25	647,687	$638,588,231
Employee transactions (2)	14,543	$128.27	N/A	N/A

June 1 to June 30, 2020
Share repurchase program (1)	1,104,491	$150.29	1,104,491	$472,598,319
Employee transactions (2)	23,066	$151.99	N/A	N/A

Totals
Share repurchase program (1)	1,752,178	$143.25	1,752,178
Employee transactions (2)	40,757	$140.58	N/A
	1,792,935		1,752,178
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

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2020 and 2019; (iii) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (iv) Consolidated Statements of Equity for the three months and six months ended June 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	August 10, 2020	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 10, 2020	By:	/s/ John R. Hutt
John R. Hutt
Senior Vice President – Corporate Finance and Controller
(Principal Accounting Officer)