Form 10-Q
period 2020-09-30
AMERIPRISE FINANCIAL INC
filed 2020-11-09
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 30, 2020
Common Stock (par value $.01 per share)	117,977,834 shares

AMERIPRISE FINANCIAL, INC.
FORM 10-Q

AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$1,893	$1,794	$5,365	$5,153
Distribution fees	400	480	1,239	1,450
Net investment income	300	356	933	1,121
Premiums	80	374	249	1,121
Other revenues	340	347	983	941
Total revenues	3,013	3,351	8,769	9,786
Banking and deposit interest expense	10	34	53	106
Total net revenues	3,003	3,317	8,716	9,680
Expenses
Distribution expenses	1,028	971	2,963	2,819
Interest credited to fixed accounts	170	127	523	517
Benefits, claims, losses and settlement expenses	1,104	594	824	1,848
Amortization of deferred acquisition costs	85	112	349	186
Interest and debt expense	37	52	124	164
General and administrative expense	763	820	2,292	2,448
Total expenses	3,187	2,676	7,075	7,982
Pretax income (loss)	(184)	641	1,641	1,698
Income tax provision (benefit)	(44)	98	284	268
Net income (loss)	$(140)	$543	$1,357	$1,430

Earnings per share
Basic	$(1.14)	$4.09	$10.87	$10.53
Diluted	$(1.14)	$4.04	$10.73	$10.40
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(140)	$543	$1,357	$1,430
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	27	(22)	(14)	(31)
Net unrealized gains (losses) on securities	95	90	268	660
Net unrealized gains (losses) on derivatives	—	—	—	(1)
Total other comprehensive income (loss), net of tax	122	68	254	628
Total comprehensive income (loss)	$(18)	$611	$1,611	$2,058
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,441	$3,709
Cash of consolidated investment entities	227	118
Investments (net of allowance for credit losses: 2020, $56; 2019, $24(1) )	40,737	37,915
Investments of consolidated investment entities, at fair value	1,903	1,606
Separate account assets	86,128	87,488
Receivables (net of allowance for credit losses: 2020, $46; 2019, $39)	7,383	7,202
Receivables of consolidated investment entities, at fair value	9	8
Deferred acquisition costs	2,450	2,698
Restricted and segregated cash, cash equivalents and investments	2,551	2,386
Other assets	9,858	8,698
Total assets	$158,687	$151,828

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$34,020	$30,512
Separate account liabilities	86,128	87,488
Customer deposits	16,818	14,430
Short-term borrowings	200	201
Long-term debt	2,833	3,097
Debt of consolidated investment entities, at fair value	1,901	1,628
Accounts payable and accrued expenses	1,770	1,884
Other liabilities	8,730	6,775
Other liabilities of consolidated investment entities, at fair value	220	84
Total liabilities	152,620	146,099
Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 331,440,683 and 329,842,827, respectively)	3	3
Additional paid-in capital	8,677	8,461
Retained earnings	15,241	14,279
Treasury shares, at cost (212,809,074 and 205,903,593 shares, respectively)	(18,370)	(17,276)
Accumulated other comprehensive income (loss), net of tax	516	262
Total equity	6,067	5,729
Total liabilities and equity	$158,687	$151,828
(1) Prior to January 1, 2020, the allowance for credit losses is not applicable to Available-for-Sale securities. See Notes 2, 3, 6 and 7 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at July 1, 2019	131,292,759	$3	$8,337	$13,530	$(16,109)	$269	$6,030
Comprehensive income:
Net income	—	—	—	543	—	—	543
Other comprehensive loss, net of tax	—	—	—	—	—	68	68
Total comprehensive income							611
Dividends to shareholders	—	—	—	(129)	—	—	(129)
Repurchase of common shares	(4,145,672)	—	—	—	(570)	—	(570)
Share-based compensation plans	258,009	—	55	—	—	—	55
Balances at September 30, 2019	127,405,096	$3	$8,392	$13,944	$(16,679)	$337	$5,997

Balances at July 1, 2020	120,607,501	$3	$8,622	$15,510	$(18,029)	$394	$6,500
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	—	—	—	—
Comprehensive income:
Net income (loss)	—	—	—	(140)	—	—	(140)
Other comprehensive income, net of tax	—	—	—	—	—	122	122
Total comprehensive income (loss)							(18)
Dividends to shareholders	—	—	—	(129)	—	—	(129)
Repurchase of common shares	(2,215,753)	—	—	—	(341)	—	(341)
Share-based compensation plans	239,861	—	55	—	—	—	55
Balances at September 30, 2020	118,631,609	$3	$8,677	$15,241	$(18,370)	$516	$6,067

Balances at January 1, 2019	136,330,747	$3	$8,260	$12,909	$(15,293)	$(291)	$5,588
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	(5)	—	—	(5)
Comprehensive income:
Net income	—	—	—	1,430	—	—	1,430
Other comprehensive loss, net of tax	—	—	—	—	—	628	628
Total comprehensive income							2,058
Dividends to shareholders	—	—	—	(390)	—	—	(390)
Repurchase of common shares	(10,597,948)	—	—	—	(1,442)	—	(1,442)
Share-based compensation plans	1,672,297	—	132	—	56	—	188
Balances at September 30, 2019	127,405,096	$3	$8,392	$13,944	$(16,679)	$337	$5,997

Balances at January 1, 2020	123,939,234	$3	$8,461	$14,279	$(17,276)	$262	$5,729
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	(9)	—	—	(9)
Comprehensive income:
Net income	—	—	—	1,357	—	—	1,357
Other comprehensive income, net of tax	—	—	—	—	—	254	254
Total comprehensive income							1,611
Dividends to shareholders	—	—	—	(386)	—	—	(386)
Repurchase of common shares	(7,392,430)	—	—	—	(1,135)	—	(1,135)
Share-based compensation plans	2,084,805	—	216	—	41	—	257
Balances at September 30, 2020	118,631,609	$3	$8,677	$15,241	$(18,370)	$516	$6,067
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash Flows from Operating Activities
Net income	$1,357	$1,430
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	150	132
Deferred income tax expense (benefit)	198	(239)
Share-based compensation	107	100
Net realized investment (gains) losses	(14)	(15)
Net trading (gains) losses	(9)	(8)
Loss from equity method investments	58	54
Impairments and provision for loan losses	19	20
Net (gains) losses of consolidated investment entities	(7)	8
Changes in operating assets and liabilities:
Restricted and segregated investments	—	124
Deferred acquisition costs	187	(40)
Policyholder account balances, future policy benefits and claims, net	3,252	1,068
Derivatives, net of collateral	265	71
Receivables	(216)	205
Brokerage deposits	205	(492)
Accounts payable and accrued expenses	(94)	(43)
Current income tax expense (benefit)	(100)	57
Other operating assets and liabilities of consolidated investment entities, net	20	(12)
Other, net	261	154
Net cash provided by (used in) operating activities	5,639	2,574

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,690	219
Maturities, sinking fund payments and calls	6,568	6,107
Purchases	(10,197)	(7,508)
Proceeds from sales, maturities and repayments of mortgage loans	146	188
Funding of mortgage loans	(147)	(197)
Proceeds from sales, maturities and collections of other investments	139	215
Purchase of other investments	(219)	(227)
Purchase of investments by consolidated investment entities	(679)	(524)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	454	521
Purchase of land, buildings, equipment and software	(107)	(100)
Cash paid for written options with deferred premiums	(292)	(124)
Cash received from written options with deferred premiums	129	71
Cash paid for deposit receivable	(3)	(348)
Cash received for deposit receivable	74	74
Other, net	23	(103)
Net cash provided by (used in) investing activities	$(2,421)	$(1,736)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$3,428	$4,029
Maturities, withdrawals and cash surrenders	(3,780)	(4,184)
Policyholder account balances:
Deposits and other additions	1,202	1,620
Net transfers from (to) separate accounts	(63)	(46)
Surrenders and other benefits	(1,035)	(1,320)
Change in banking deposits, net	2,532	2,543
Cash paid for purchased options with deferred premiums	(177)	(158)
Cash received from purchased options with deferred premiums	40	220
Issuance of long-term debt	494	497
Repayments of long-term debt	(760)	(310)
Dividends paid to shareholders	(375)	(380)
Repurchase of common shares	(1,036)	(1,392)
Exercise of stock options	2	2
Borrowings by consolidated investment entities	382	—
Repayments of debt by consolidated investment entities	(55)	(57)
Other, net	(6)	—
Net cash provided by (used in) financing activities	793	1,064
Effect of exchange rate changes on cash	(5)	(15)
Net increase (decrease) in cash and cash equivalents, including amounts restricted and cash balances classified as assets held-for-sale	4,006	1,887
Less: Net change in cash balances classified as assets held for sale	—	204
Net increase (decrease) in cash and cash equivalents, including amounts restricted	4,006	1,683
Cash and cash equivalents, including amounts restricted, at beginning of period	6,213	5,883
Cash and cash equivalents, including amounts restricted, at end of period	$10,219	$7,566

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$136	$209
Interest paid by consolidated investment entities	45	64
Income taxes paid, net	116	345
Leased assets obtained in exchange for finance lease liabilities	—	13
Leased assets obtained in exchange for operating lease liabilities	68	30
Non-cash investing activity:
Partnership commitments not yet remitted	4	4
Investments transferred in connection with reinsurance transaction	—	1,265

	September 30, 2020	December 31, 2019
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$7,441	$3,709
Cash of consolidated investment entities	227	118
Restricted and segregated cash, cash equivalents and investments	2,551	2,386
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$10,219	$6,213
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through Threadneedle Asset Management Holdings Sàrl and Ameriprise Asset Management Holdings Singapore (Pte.) Ltd and their respective subsidiaries (collectively, “Threadneedle”).
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
Changes to the Company’s reportable segments have been made as further discussed in Note 19. Certain prior period amounts have been revised to conform to current period presentation. These changes have no impact on previously reported consolidated balance sheets or statements of operations, comprehensive income, stockholders equity, or cash flows.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the FASB updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to accounting principles related to intraperiod tax allocation (prospective basis), deferred tax liabilities related to outside basis differences (modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption) and year-to-date losses in interim periods (prospective basis). The update also amends existing guidance related to situations when an entity receives a step-up in the tax basis of goodwill (prospective basis), allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements (retrospective basis for all periods presented), interim recognition of enactment of tax laws or rate changes (prospective basis) and franchise taxes and other taxes partially based on income (retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption). The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The method of adoption is noted parenthetically after each amendment above. The adoption of the standard is not expected to have an impact on the Company’s consolidated results of operations and financial condition.

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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. On November 5, 2020, the FASB released an updated ASU to defer the effective date of the standard to interim and annual periods beginning after December 15, 2022, and interim periods within those years. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
4. Revenue from Contracts with Customers
During the third quarter of 2020, the composition of the Company’s reportable segments changed from five to four segments. The Retirement & Protection Solutions segment includes Retirement Solutions (Variable Annuities and Payout Annuities) and Protection Solutions (Life and Disability Insurance). In addition, the Company moved the Fixed Annuities and Fixed Indexed Annuities business to the Corporate & Other segment as a closed block. Certain prior period amounts have been revised to conform to the current presentation. See Note 19 for additional information on this change.
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended September 30, 2020
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$466	$—	$—	$466	$—	$466
Institutional	—	122	—	—	122	—	122
Advisory fees	907	—	—	—	907	—	907
Financial planning fees	81	—	—	—	81	—	81
Transaction and other fees	89	47	14	—	150	—	150
Total management and financial advice fees	1,077	635	14	—	1,726	—	1,726

Distribution fees:
Mutual funds	186	59	—	—	245	—	245
Insurance and annuity	202	45	75	—	322	—	322
Other products	91	—	—	—	91	—	91
Total distribution fees	479	104	75	—	658	—	658

Other revenues	44	—	5	—	49	—	49
Total revenue from contracts with customers	1,600	739	94	—	2,433	—	2,433

Revenue from other sources (1)	77	—	687	132	896	27	923
Total segment gross revenues	1,677	739	781	132	3,329	27	3,356
Less: Banking and deposit interest expense	10	—	—	—	10	—	10
Total segment net revenues	1,667	739	781	132	3,319	27	3,346
Less: Intersegment revenues	219	13	110	—	342	1	343
Total net revenues	$1,448	$726	$671	$132	$2,977	$26	$3,003

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30, 2019
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$448	$—	$—	$448	$—	$448
Institutional	—	135	—	—	135	—	135
Advisory fees	813	—	—	—	813	—	813
Financial planning fees	80	—	—	—	80	—	80
Transaction and other fees	91	48	16	—	155	—	155
Total management and financial advice fees	984	631	16	—	1,631	—	1,631

Distribution fees:
Mutual funds	183	59	—	—	242	—	242
Insurance and annuity	226	43	91	1	361	—	361
Other products	169	—	—	—	169	—	169
Total distribution fees	578	102	91	1	772	—	772

Other revenues	40	—	—	—	40	—	40
Total revenue from contracts with customers	1,602	733	107	1	2,443	—	2,443

Revenue from other sources (1)	115	8	681	450	1,254	19	1,273
Total segment gross revenues	1,717	741	788	451	3,697	19	3,716
Less: Banking and deposit interest expense	35	(1)	—	1	35	—	35
Total segment net revenues	1,682	742	788	450	3,662	19	3,681
Less: Intersegment revenues	240	13	110	(1)	362	2	364
Total net revenues	$1,442	$729	$678	$451	$3,300	$17	$3,317

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30, 2020
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,330	$—	$—	$1,330	$—	$1,330
Institutional	—	308	—	—	308	—	308
Advisory fees	2,558	—	—	—	2,558	—	2,558
Financial planning fees	248	—	—	—	248	—	248
Transaction and other fees	264	139	45	—	448	—	448
Total management and financial advice fees	3,070	1,777	45	—	4,892	—	4,892

Distribution fees:
Mutual funds	540	174	—	—	714	—	714
Insurance and annuity	606	129	266	—	1,001	—	1,001
Other products	334	—	—	—	334	—	334
Total distribution fees	1,480	303	266	—	2,049	—	2,049

Other revenues	138	2	5	3	148	—	148
Total revenue from contracts with customers	4,688	2,082	316	3	7,089	—	7,089

Revenue from other sources (1)	264	11	1,979	411	2,665	28	2,693
Total segment gross revenues	4,952	2,093	2,295	414	9,754	28	9,782
Less: Banking and deposit interest expense	53	—	—	2	55	—	55
Total segment net revenues	4,899	2,093	2,295	412	9,699	28	9,727
Less: Intersegment revenues	649	39	319	(1)	1,006	5	1,011
Total net revenues	$4,250	$2,054	$1,976	$413	$8,693	$23	$8,716

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30, 2019
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,319	$—	$—	$1,319	$—	$1,319
Institutional	—	350	—	—	350	—	350
Advisory fees	2,317	—	—	—	2,317	—	2,317
Financial planning fees	233	—	—	—	233	—	233
Transaction and other fees	266	141	47	—	454	—	454
Total management and financial advice fees	2,816	1,810	47	—	4,673	—	4,673

Distribution fees:
Mutual funds	536	176	—	—	712	—	712
Insurance and annuity	649	127	265	5	1,046	—	1,046
Other products	534	—	—	—	534	—	534
Total distribution fees	1,719	303	265	5	2,292	—	2,292

Other revenues	134	4	—	—	138	—	138
Total revenue from contracts with customers	4,669	2,117	312	5	7,103	—	7,103

Revenue from other sources (1)	326	26	2,025	1,340	3,717	21	3,738
Total segment gross revenues	4,995	2,143	2,337	1,345	10,820	21	10,841
Less: Banking and deposit interest expense	106	—	—	5	111	—	111
Total segment net revenues	4,889	2,143	2,337	1,340	10,709	21	10,730
Less: Intersegment revenues	689	40	319	(4)	1,044	6	1,050
Total net revenues	$4,200	$2,103	$2,018	$1,344	$9,665	$15	$9,680
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $133 million and $143 million as of September 30, 2020 and December 31, 2019, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets and were $107 million and $116 million as of September 30, 2020 and December 31, 2019, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $15 million and nil as of September 30, 2020 and December 31, 2019, respectively.
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $350 million and $400 million as of September 30, 2020 and December 31, 2019, respectively.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured finance entities other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities.
CLOs
CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its carrying value, which was $2 million and $4 million as of September 30, 2020 and December 31, 2019, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $21 million and $12 million as of September 30, 2020 and December 31, 2019, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both September 30, 2020 and December 31, 2019.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $24 million and $15 million as of September 30, 2020 and December 31, 2019, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $202 million and $270 million as of September 30, 2020 and December 31, 2019, respectively. The Company had a $9 million and a $15 million liability recorded as of September 30, 2020 and December 31, 2019, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
Structured Investments
The Company invests in structured finance entities that are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its amortized cost. See Note 6 for additional information on these structured investments.

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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$14	$—	$14
Common stocks	—	2	—	2
Syndicated loans	—	1,769	118	1,887
Total investments	—	1,785	118	1,903
Receivables	—	9	—	9
Total assets at fair value	$—	$1,794	$118	$1,912

Liabilities
Debt (1)	$—	$1,901	$—	$1,901
Other liabilities	—	220	—	220
Total liabilities at fair value	$—	$2,121	$—	$2,121

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	1	—	—	1
Syndicated loans	—	1,454	143	1,597
Total investments	1	1,462	143	1,606
Receivables	—	8	—	8
Total assets at fair value	$1	$1,470	$143	$1,614

Liabilities
Debt (1)	$—	$1,628	$—	$1,628
Other liabilities	—	84	—	84
Total liabilities at fair value	$—	$1,712	$—	$1,712
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.9 billion and $1.7 billion as of September 30, 2020 and December 31, 2019, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans
	(in millions)
Balance, July 1, 2020	$211
Total gains (losses) included in:
Net income	2	(1)
Purchases	35
Sales	(12)
Settlements	(6)
Transfers into Level 3	29
Transfers out of Level 3	(141)
Balance, September 30, 2020	$118

Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2020	$1	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance, July 1, 2019	$1	$130
Total gains (losses) included in:
Net income	—	—
Purchases	—	26
Settlements	—	(25)
Transfers into Level 3	—	81
Transfers out of Level 3	(1)	(77)
Balance, September 30, 2019	$—	$135

Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2019	$—	$(1)	(1)

	Syndicated Loans
	(in millions)
Balance, January 1, 2020	$143
Total gains (losses) included in:
Net income	(19)	(1)
Purchases	80
Sales	(27)
Settlements	(32)
Transfers into Level 3	379
Transfers out of Level 3	(406)
Balance, September 30, 2020	$118

Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2020	$(2)	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance, January 1, 2019	$—	$226
Total gains (losses) included in:
Net income	—	(1)	(1)
Purchases	—	75
Sales	—	(8)
Settlements	—	(36)
Transfers into Level 3	1	165
Transfers out of Level 3	(1)	(286)
Balance, September 30, 2019	$—	$135

Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2019	$—	$(2)	(1)
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
All Level 3 measurements as of September 30, 2020 and December 31, 2019 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2020	December 31, 2019
	(in millions)
Syndicated loans
Unpaid principal balance	$2,005	$1,678
Excess unpaid principal over fair value	(118)	(81)
Fair value	$1,887	$1,597

Fair value of loans more than 90 days past due	$4	$4
Fair value of loans in nonaccrual status	22	42
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	30	18

Debt
Unpaid principal balance	$2,089	$1,761
Excess unpaid principal over fair value	(188)	(133)
Carrying value (1)	$1,901	$1,628
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $1.9 billion and $1.7 billion as of September 30, 2020 and December 31, 2019, respectively.
During the third quarter of 2020, the Company launched a new CLO and issued debt of $394 million.

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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $20 million and $(3) million for the three months ended September 30, 2020 and 2019, respectively.
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $7 million and $(8) million for the nine months ended September 30, 2020 and 2019, respectively.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)
Debt of consolidated CLOs due 2025-2031	$1,901	$1,628	2.1%	3.5%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0.0% to 8.9%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2020	December 31, 2019
	(in millions)
Available-for-Sale securities, at fair value (net of allowance for credit losses: 2020, $14)	$35,959	$33,129
Mortgage loans, net (net of allowance for credit losses: 2020, $29; 2019, $19)	2,770	2,778
Policy loans	849	868
Other investments (net of allowance for credit losses: 2020, $13; 2019, $5)	1,159	1,140
Total	$40,737	$37,915
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of net investment income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020		2019
	(in millions)
Investment income on fixed maturities	$275		$349	$887		$1,046
Net realized gains (losses)	4	(1)	(10)	(18)	(1)	(6)
Affordable housing partnerships	(14)		(26)	(50)		(58)
Other	13		19	58		67
Consolidated investment entities	22		24	56		72
Total	$300		$356	$933		$1,121
(1) Includes the change in the allowance for credit losses of $(2) million and $(30) million for the three months and nine months ended September 30, 2020, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities distributed by type were as follows:

	September 30, 2020
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$11,402	$1,667	$(34)	$(13)	$13,022
Residential mortgage backed securities	10,071	194	(7)	—	10,258
Commercial mortgage backed securities	6,016	235	(39)	—	6,212
Asset backed securities	3,053	48	(12)	(1)	3,088
State and municipal obligations	1,091	290	(1)	—	1,380
U.S. government and agency obligations	1,680	—	—	—	1,680
Foreign government bonds and obligations	250	19	(2)	—	267
Other securities	51	1	—	—	52
Total	$33,614	$2,454	$(95)	$(14)	$35,959

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$10,847	$1,344	$(4)	$12,187
Residential mortgage backed securities	9,954	94	(19)	10,029
Commercial mortgage backed securities	5,473	96	(6)	5,563
Asset backed securities	1,968	42	(4)	2,006
State and municipal obligations	1,131	238	(2)	1,367
U.S. government and agency obligations	1,679	1	—	1,680
Foreign government bonds and obligations	254	19	(2)	271
Other securities	26	—	—	26
Total	$31,332	$1,834	$(37)	$33,129
As of September 30, 2020 and December 31, 2019, accrued interest of $190 million and $177 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of September 30, 2020 and December 31, 2019, investment securities with a fair value of $3.8 billion and $2.2 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $483 million and $576 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of September 30, 2020 and December 31, 2019, fixed maturity securities comprised approximately 88% and 87%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2020 and December 31, 2019, the Company’s internal analysts rated $706 million and $624 million, respectively, of securities using criteria similar to those used by NRSROs.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$20,156	$20,563	57%	$18,256	$18,437	56%
AA	1,120	1,359	4	1,113	1,304	4
A	2,905	3,459	9	3,008	3,474	10
BBB	7,841	8,923	25	8,178	9,102	28
Below investment grade (1)	1,592	1,655	5	777	812	2
Total fixed maturities	$33,614	$35,959	100%	$31,332	$33,129	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $4 million and $2 million, respectively, as of September 30, 2020, and $5 million and $6 million, respectively, as of December 31, 2019. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of September 30, 2020 and December 31, 2019, approximately 34% and 45%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	76	$817	$(29)	16	$24	$(5)	92	$841	$(34)
Residential mortgage backed securities	93	1,677	(5)	73	434	(2)	166	2,111	(7)
Commercial mortgage backed securities	49	1,190	(24)	18	326	(15)	67	1,516	(39)
Asset backed securities	53	932	(8)	11	184	(4)	64	1,116	(12)
State and municipal obligations	4	14	(1)	1	4	—	5	18	(1)
Foreign government bonds and obligations	6	25	(1)	10	10	(1)	16	35	(2)
Total	281	$4,655	$(68)	129	$982	$(27)	410	$5,637	$(95)

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	13	$66	$(1)	23	$173	$(3)	36	$239	$(4)
Residential mortgage backed securities	150	4,328	(10)	118	1,164	(9)	268	5,492	(19)
Commercial mortgage backed securities	52	1,622	(3)	31	314	(3)	83	1,936	(6)
Asset backed securities	34	598	(3)	16	213	(1)	50	811	(4)
State and municipal obligations	5	23	—	4	57	(2)	9	80	(2)
Foreign government bonds and obligations	1	—	—	10	15	(2)	11	15	(2)
Total	255	$6,637	$(17)	202	$1,936	$(20)	457	$8,573	$(37)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the nine months ended September 30, 2020 is primarily attributable to wider credit spreads, partially offset by lower interest rates. Consistent with the accounting policy described in Note 2, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2020, 81% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2020	$13	$1	$14
Additions for which credit losses were not previously recorded	—	—	—
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	—
Balance, September 30, 2020	$13	$1	$14

	Corporate Debt Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020 (1)	$—	$—	$—
Additions for which credit losses were not previously recorded	13	—	13
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance, September 30, 2020	$13	$1	$14
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Gross realized investment gains	$4	$6	$17	$28
Gross realized investment losses	—	(1)	(3)	(13)
Credit losses	—	(15)	(14)	(20)
Total	$4	$(10)	$—	$(5)
Credit losses for the nine months ended September 30, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry. The Company recognized an impairment of $5 million in the first quarter of 2019 on investments held by Ameriprise Auto & Home Insurance (“AAH”) as the Company no longer intended to hold the securities until the recovery of fair value to book value.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities by contractual maturity as of September 30, 2020 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,998	$3,013
Due after one year through five years	4,845	5,150
Due after five years through 10 years	2,533	2,814
Due after 10 years	4,098	5,424
	14,474	16,401
Residential mortgage backed securities	10,071	10,258
Commercial mortgage backed securities	6,016	6,212
Asset backed securities	3,053	3,088
Total	$33,614	$35,959
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the nine months ended September 30:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, December 31, 2019 (1)	$51	$—	$51
Cumulative effect of adoption of current expected credit losses guidance	2	3	5
Balance, January 1, 2020	53	3	56
Provisions	16	3	19
Charge-offs	(2)	(2)	(4)
Balance, September 30, 2020	$67	$4	$71
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

Commercial Loans
(in millions)
Balance, January 1, 2019	$49
Provisions	6
Charge-offs	(2)
Balance, September 30, 2019	$53
Accrued interest on commercial loans was $17 million and $14 million as of September 30, 2020 and December 31, 2019, respectively, and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended September 30, 2020 and 2019, the Company purchased $96 million and $52 million, respectively, of syndicated loans, and sold $5 million and $13 million, respectively, of syndicated loans. During the nine months ended September 30, 2020 and 2019, the Company purchased $165 million and $126 million, respectively, of syndicated loans, and sold $12 million and $40 million, respectively, of syndicated loans.
During the three months ended September 30, 2020, the Company purchased nil of residential mortgage loans. During the nine months ended September 30, 2020, the Company purchased $22 million of residential loans from a third-party originator shortly after origination. The allowance for credit losses for residential mortgage loans was not material as of September 30, 2020.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Credit Quality Information
Nonperforming loans were $24 million and $25 million as of September 30, 2020 and December 31, 2019, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Total commercial mortgage loans past due were $6 million and nil as of September 30, 2020 and December 31, 2019, respectively.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2020 and December 31, 2019. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications in 2020 due to the COVID-19 pandemic consisted of 93 loans with a total unpaid balance of $369 million. Modifications primarily consisted of short-term forbearance and interest only payments. As of September 30, 2020, there were 25 loans remaining with a total unpaid balance of $127 million. All other loans returned to their normal payment schedules.
The table below presents the amortized cost basis of commercial mortgage loans as of September 30, 2020 by year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$3	$—	$—	$10	$13
80% - 100%	15	15	12	3	5	21	71
60% - 80%	82	175	27	32	55	157	528
40% - 60%	13	50	74	160	108	571	976
< 40%	7	24	81	98	65	915	1,190
Total	$117	$264	$197	$293	$233	$1,674	$2,778
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)
East North Central	$259	$239	9%	9%
East South Central	119	121	4	4
Middle Atlantic	186	182	7	6
Mountain	245	251	9	9
New England	55	54	2	2
Pacific	829	831	30	30
South Atlantic	707	723	26	26
West North Central	202	214	7	8
West South Central	176	182	6	6
	2,778	2,797	100%	100%
Less: allowance for credit losses	29	19
Total	$2,749	$2,778

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)
Apartments	$717	$692	26%	25%
Hotel	50	51	2	2
Industrial	434	429	16	15
Mixed use	88	78	3	3
Office	392	419	14	15
Retail	898	931	32	33
Other	199	197	7	7
	2,778	2,797	100%	100%
Less: allowance for credit losses	29	19
Total	$2,749	$2,778
Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2020 and December 31, 2019 was $627 million and $543 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were $6 million and $1 million as of September 30, 2020 and December 31, 2019, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The table below presents the amortized cost basis of syndicated loans as of September 30, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$1	$—	$—	$—	$1
Risk 4	—	4	4	9	2	10	29
Risk 3	—	4	9	28	13	26	80
Risk 2	20	53	65	71	21	47	277
Risk 1	21	39	58	59	23	40	240
Total	$41	$100	$137	$167	$59	$123	$627
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $10 million as of both September 30, 2020 and December 31, 2019.
The table below presents the amortized cost basis of advisor loans as of September 30, 2020 by origination year and termination status:

Termination Status	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Active	$124	$141	$104	$130	$86	$95	$680
Terminated	—	—	—	1	2	10	13
Total	$124	$141	$104	$131	$88	$105	$693
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured as based on the number of days past due. Credit card receivables over 30 days past due were 1% and 2% as of September 30, 2020 and December 31, 2019, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The table below presents the amortized cost basis of credit card receivables by FICO score as of September 30, 2020:

Total
(in millions)
> 800	$25
750 - 799	22
700 - 749	25
650 - 699	14
< 650	5
Total	$91
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Margin Loans
The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both September 30, 2020 and December 31, 2019, the allowance for credit losses on margin loans was not material.
Deposit Receivable
The deposit receivable was $1.4 billion and $1.5 billion as of September 30, 2020 and December 31, 2019, respectively. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, the Company did not have an allowance for credit losses for the deposit receivable as of both September 30, 2020 and December 31, 2019.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both September 30, 2020 and December 31, 2019. There were no loans accounted for as a troubled debt restructuring by the Company during each of the three months and nine months ended September 30, 2020 and 2019. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
8.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
During the third quarter of the year, management updated market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC in both the third quarter of 2020 and 2019 primarily reflected an unfavorable impact from updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on variable annuities with living benefit guarantees.
The balances of and changes in DAC were as follows:

	2020	2019
	(in millions)
Balance at January 1	$2,698	$2,776
Capitalization of acquisition costs	162	226
Amortization	(249)	(172)
Amortization, impact of valuation assumptions review	(100)	(14)
Impact of change in net unrealized (gains) losses on securities	(61)	(175)
Reclassified to assets held for sale (1)	—	(15)
Balance at September 30	$2,450	$2,626
(1) On April 2, 2019, the Company announced it signed a definitive agreement with a subsidiary of American Family Mutual Holding Company (American Family Insurance) for the sale of AAH, a business unit of Ameriprise Financial. The Company met the requirements to classify assets related to AAH as held for sale as of June 30, 2019.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2020	2019
	(in millions)
Balance at January 1	$218	$251
Capitalization of sales inducement costs	1	1
Amortization	(19)	(13)
Amortization, impact of valuation assumptions review	(16)	—
Impact of change in net unrealized (gains) losses on securities	(1)	(21)
Balance at September 30	$183	$218
9.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,623	$8,909
Variable annuity fixed sub-accounts	5,105	5,103
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,117	3,110
Indexed universal life (“IUL”) insurance	2,189	2,025
Structured variable annuities	820	—
Other life insurance	616	646
Total policyholder account balances	20,470	19,793

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	3,681	1,462
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	24	(39)
Other annuity liabilities	183	139
Fixed annuity life contingent liabilities	1,389	1,444
Life and disability income insurance	1,191	1,212
Long term care insurance	5,668	5,302
UL/VUL and other life insurance additional liabilities	1,228	1,033
Total future policy benefits	13,364	10,553
Policy claims and other policyholders’ funds	186	166
Total policyholder account balances, future policy benefits and claims	$34,020	$30,512
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2019 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Variable annuity	$73,919	$74,965
VUL insurance	7,400	7,429
Other insurance	29	31
Threadneedle investment liabilities	4,780	5,063
Total	$86,128	$87,488

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2020				December 31, 2019
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$62,475	$60,537	$16	68	$62,909	$60,967	$5	67
Five/six-year reset	7,700	4,966	13	68	7,983	5,263	7	67
One-year ratchet	5,722	5,389	27	71	5,935	5,600	7	70
Five-year ratchet	1,350	1,295	2	67	1,396	1,340	—	66
Other	1,183	1,164	76	73	1,192	1,174	65	73
Total — GMDB	$78,430	$73,351	$134	68	$79,415	$74,344	$84	67

GGU death benefit	$1,100	$1,044	$132	71	$1,115	$1,063	$133	71

GMIB	$172	$158	$10	71	$186	$172	$6	70

GMWB:
GMWB	$1,871	$1,866	$1	74	$1,999	$1,993	$1	73
GMWB for life	46,837	46,762	391	68	46,799	46,691	272	68
Total — GMWB	$48,708	$48,628	$392	68	$48,798	$48,684	$273	68

GMAB	$2,274	$2,273	$1	61	$2,528	$2,524	$—	60
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2020		December 31, 2019
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,600	67	$6,550	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	—	(1)	1,245	—	110
Paid claims	(4)	—	—	—	(34)
Balance at September 30, 2019	$15	$7	$2,120	$(19)	$735

Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	10	1	2,219	63	172
Paid claims	(6)	(1)	—	—	(34)
Balance at September 30, 2020	$20	$7	$3,681	$24	$896
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2020	December 31, 2019
	(in millions)
Mutual funds:
Equity	$42,327	$44,739
Bond	24,723	23,374
Other	6,521	6,471
Total mutual funds	$73,571	$74,584
11.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)
Long-term debt:
Senior notes due 2020	$—	$750	—%	5.3%
Senior notes due 2022	500	500	3.0	3.0
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	—	3.0	—
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	47	57	N/A	N/A
Other (1)	(14)	(10)	N/A	N/A
Total long-term debt	2,833	3,097

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	201	0.4	1.8
Total	$3,033	$3,298
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
Short-term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in investments and was $1.3 billion and $905 million, of commercial mortgage backed securities, and $660 million and $184 million, of residential mortgage backed securities, as of September 30, 2020 and December 31, 2019, respectively. The remaining maturity of outstanding FHLB advances was less than two months as of both September 30, 2020 and December 31, 2019. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. As of both September 30, 2020 and December 31, 2019, the Company had no borrowings outstanding and had $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both September 30, 2020 and December 31, 2019.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$3,171	$3,115	$—	$6,286
Available-for-Sale securities:
Corporate debt securities	—	12,280	742	13,022
Residential mortgage backed securities	—	10,208	50	10,258
Commercial mortgage backed securities	—	6,212	—	6,212
Asset backed securities	—	3,058	30	3,088
State and municipal obligations	—	1,380	—	1,380
U.S. government and agency obligations	1,680	—	—	1,680
Foreign government bonds and obligations	—	267	—	267
Other securities	—	52	—	52
Total Available-for-Sale securities	1,680	33,457	822	35,959
Investments at net asset value (“NAV”)				7	(1)
Trading and other securities	10	25	—	35
Separate account assets at NAV				86,128	(1)
Other assets:
Interest rate derivative contracts	—	2,015	—	2,015
Equity derivative contracts	442	2,990	—	3,432
Credit derivative contracts	—	5	—	5
Foreign exchange derivative contracts	—	36	—	36
Total other assets	442	5,046	—	5,488
Total assets at fair value	$5,303	$41,643	$822	$133,903

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$44	$47
IUL embedded derivatives	—	—	926	926
GMWB and GMAB embedded derivatives	—	—	2,943	2,943	(2)
Structured variable annuity embedded derivatives	—	—	9	9
Total policyholder account balances, future policy benefits and claims	—	3	3,922	3,925	(3)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	934	—	934
Equity derivative contracts	168	2,840	—	3,008
Foreign exchange derivative contracts	2	5	—	7
Other	2	7	40	49
Total other liabilities	172	3,786	40	3,998
Total liabilities at fair value	$172	$3,797	$3,962	$7,931

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$267	$2,924	$—	$3,191
Available-for-Sale securities:
Corporate debt securities	—	11,437	750	12,187
Residential mortgage backed securities	—	10,012	17	10,029
Commercial mortgage backed securities	—	5,563	—	5,563
Asset backed securities	—	1,987	19	2,006
State and municipal obligations	—	1,367	—	1,367
U.S. government and agency obligations	1,680	—	—	1,680
Foreign government bonds and obligations	—	271	—	271
Other securities	—	26	—	26
Total Available-for-Sale securities	1,680	30,663	786	33,129
Equity securities	1	—	—	1
Investments at NAV				6	(1)
Trading and other securities	12	26	—	38
Separate account assets at NAV				87,488	(1)
Investments and cash equivalents segregated for regulatory purposes	14	—	—	14
Other assets:
Interest rate derivative contracts	—	1,455	—	1,455
Equity derivative contracts	162	2,722	—	2,884
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	1	17	—	18
Total other assets	163	4,198	—	4,361
Total assets at fair value	$2,137	$37,811	$786	$128,228

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	881	881
GMWB and GMAB embedded derivatives	—	—	763	763	(4)
Total policyholder account balances, future policy benefits and claims	—	3	1,687	1,690	(5)
Customer deposits	—	14	—	14
Other liabilities:
Interest rate derivative contracts	—	418	—	418
Equity derivative contracts	36	3,062	—	3,098
Foreign exchange derivative contracts	1	8	—	9
Other	6	4	44	54
Total other liabilities	43	3,492	44	3,579
Total liabilities at fair value	$43	$3,509	$1,731	$5,283
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $3.0 billion of individual contracts in a liability position and $36 million of individual contracts in an asset position as of September 30, 2020.
(3) The Company’s adjustment for nonperformance risk resulted in a $(1.0) billion cumulative increase (decrease) to the embedded derivatives as of September 30, 2020.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2020	$744	$205	$15	$964
Total gains (losses) included in:
Other comprehensive income (loss)	5	—	1	6
Purchases	7	33	—	40
Settlements	(14)	—	1	(13)
Transfers into Level 3	—	—	13	13
Transfers out of Level 3	—	(188)	—	(188)
Balance, September 30, 2020	$742	$50	$30	$822

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2020	$—	$—	$—	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2020	$5	$—	$1	$6

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2020	$41		$882		$3,129		$9		$4,061	$48
Total (gains) losses included in:
Net income	3	(1)	50	(1)	(296)	(2)	3	(2)	(240)	(11)	(3)
Issues	—		15		93		(3)		105	5
Settlements	—		(21)		17		—		(4)	(2)
Balance, September 30, 2020	$44		$926		$2,943		$9		$3,922	$40

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2020	$—		$50	(1)	$(283)	(2)	$—		$(233)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2019	$809	$448	$24	$1,281
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(4)
Other comprehensive income (loss)	4	—	—	4
Purchases	21	60	—	81
Settlements	(39)	(6)	—	(45)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(348)	(18)	(366)
Balance, September 30, 2019	$794	$154	$20	$968

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2019	$—	$—	$—	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims						Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2019	$31	$819		$696		$1,546	$31
Total (gains) losses included in:
Net income	—	(5)	(1)	663	(2)	658	(5)	(3)
Issues	6	25		96		127	—
Settlements	—	(17)		(3)		(20)	—
Balance, September 30, 2019	$37	$822		$1,452		$2,311	$26

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2019	$—	$(5)	(1)	$660	(2)	$655	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$750	$17	$19	$786
Total gains (losses) included in:
Net income	(1)	—	(1)	(2)	(4)
Other comprehensive income (loss)	13	1	(1)	13
Purchases	12	220	—	232
Settlements	(32)	—	—	(32)
Transfers into Level 3	—	—	13	13
Transfers out of Level 3	—	(188)	—	(188)
Balance, September 30, 2020	$742	$50	$30	$822

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2020	$(1)	$—	$(1)	$(2)	(4)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2020	$13	$1	$(1)	$13

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687	$44
Total gains (losses) included in:
Net income	(2)	(1)	53	(1)	1,900	(2)	16	(2)	1,967	(12)	(3)
Issues	3		53		267		(7)		316	15
Settlements	—		(61)		13		—		(48)	(7)
Balance, September 30, 2020	$44		$926		$2,943		$9		$3,922	$40

Changes in unrealized gains (losses) in net income relating to liabilities held at September 30, 2020	$—		$53	(1)	$1,936	(2)	$—		$1,989	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$913	$136	$20	$6	$1,075
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(4)
Other comprehensive income (loss)	32	—	—	—	32
Purchases	35	477	—	18	530
Settlements	(185)	(12)	—	—	(197)
Transfers into Level 3	—	—	—	14	14
Transfers out of Level 3	—	(447)	(20)	(18)	(485)
Balance, September 30, 2019	$794	$154	$—	$20	$968

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2019	$(1)	$—	$—	$—	$(1)	(4)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970	$30
Total gains (losses) included in:
Net income	3	(1)	153	(1)	866	(2)	1,022	(4)	(3)
Issues	20		92		266		378	—
Settlements	—		(51)		(8)		(59)	—
Balance, September 30, 2019	$37		$822		$1,452		$2,311	$26

Changes in unrealized gains (losses) in net income relating to liabilities held at September 30, 2019	$—		$153	(1)	$859	(2)	$1,012	$—
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(3) Included in general and administrative expense in the Consolidated Statements of Operations.
(4) Included in net investment income in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(123) million and $85 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2020 and 2019, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $446 million and $(29) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2020 and 2019, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$734	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.2%	–	4.5%	1.9%
Asset backed securities	$2	Discounted cash flow	Annual short-term default rate	8.5%			8.5%
			Annual long-term default rate (2)	3.5%	–	4.0%	3.6%
			Discount rate	15.0%			15.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
IUL embedded derivatives	$926	Discounted cash flow	Nonperformance risk (3)	85 bps			85 bps
Fixed deferred indexed annuity embedded derivatives	$44	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.2%
			Nonperformance risk (3)	85 bps			85 bps
GMWB and GMAB embedded derivatives	$2,943	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.5%
			Surrender rate (4)	0.1%	–	73.5%	3.6%
			Market volatility (7) (8)	4.6%	–	17.9%	11.8%
			Nonperformance risk (3)	85 bps			85 bps
Structured variable annuity embedded derivatives	$9	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	85 bps			85 bps
Contingent consideration liabilities	$40	Discounted cash flow	Discount rate (9)	0.0%	–	9.0%	3.3%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$749	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.8%	1.2%
Asset backed securities	$5	Discounted cash flow	Annual short-term default rate	3.3%
			Annual long-term default rate	3.0%
			Discount rate	12.0%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$881	Discounted cash flow	Nonperformance risk (3)	65 bps
Fixed deferred indexed annuity embedded derivatives	$43	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (3)	65 bps
GMWB and GMAB embedded derivatives	$763	Discounted cash flow	Utilization of guaranteed withdrawals (5)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.5%
			Market volatility (7)	3.7%	–	15.9%
			Nonperformance risk (3)	65 bps
Contingent consideration liabilities	$44	Discounted cash flow	Discount rate	9.0%
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
(9) The weighted average discount rate represents the average discount rate across all contingent consideration liabilities, weighted based on the size of the contingent consideration liability.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $99 million and $158 million as of September 30, 2020 and December 31, 2019, respectively, and is classified as Level 3 in the fair value hierarchy.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,770	$—	$22	$2,875	$2,897
Policy loans	849	—	849	—	849	(1)
Receivables	3,175	57	972	2,360	3,389
Restricted and segregated cash	2,551	2,551	—	—	2,551
Other investments and assets	750	—	642	96	738

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,600	$—	$—	$11,300	$11,300
Investment certificate reserves	7,156	—	—	6,350	6,350
Banking and brokerage deposits	9,666	9,666	—	—	9,666
Separate account liabilities — investment contracts	5,103	—	5,103	—	5,103
Debt and other liabilities	3,115	103	3,257	15	3,375

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,778	$—	$—	$2,833	$2,833
Policy loans	868	—	868	—	868	(1)
Receivables	3,168	102	934	2,229	3,265
Restricted and segregated cash	2,372	2,372	—	—	2,372
Other investments and assets	671	—	626	46	672

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,110	$—	$—	$10,061	$10,061
Investment certificate reserves	7,508	—	—	7,497	7,497
Banking and brokerage deposits	6,929	6,929	—	—	6,929
Separate account liabilities — investment contracts	5,403	—	5,403	—	5,403
Debt and other liabilities	3,374	104	3,372	21	3,497
(1) During the third quarter of 2020, management changed the fair value methodology for policy loans from estimating future expected cash flows and discounting the cash flows at a rate based on the U.S. Treasury curve to using the carrying value as an approximation of fair value as the policy loans are fully collateralized by the cash surrender value of the underlying policies. As a result, policy loans were reclassified from Level 3 to Level 2 in the valuation hierarchy. For comparability and consistency purposes, prior period amounts were revised to reflect the current methodology and classification.
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,137	$—	$5,137	$(3,502)	$(1,602)	$(22)	$11
OTC cleared	44	—	44	(44)	—	—	—
Exchange-traded	307	—	307	(86)	(159)	—	62
Total derivatives	5,488	—	5,488	(3,632)	(1,761)	(22)	73
Securities borrowed	57	—	57	(10)	—	(46)	1
Total	$5,545	$—	$5,545	$(3,642)	$(1,761)	$(68)	$74

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,258	$—	$4,258	$(2,933)	$(1,244)	$(73)	$8
OTC cleared	21	—	21	(21)	—	—	—
Exchange-traded	82	—	82	(5)	—	—	77
Total derivatives	4,361	—	4,361	(2,959)	(1,244)	(73)	85
Securities borrowed	102	—	102	(14)	—	(85)	3
Total	$4,463	$—	$4,463	$(2,973)	$(1,244)	$(158)	$88
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,759	$—	$3,759	$(3,502)	$—	$(256)	$1
OTC cleared	103	—	103	(44)	—	—	59
Exchange-traded	87	—	87	(86)	—	—	1
Total derivatives	3,949	—	3,949	(3,632)	—	(256)	61
Securities loaned	103	—	103	(10)	—	(90)	3
Total	$4,052	$—	$4,052	$(3,642)	$—	$(346)	$64

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,473	$—	$3,473	$(2,933)	$—	$(540)	$—
OTC cleared	41	—	41	(21)	—	—	20
Exchange-traded	11	—	11	(5)	—	—	6
Total derivatives	3,525	—	3,525	(2,959)	—	(540)	26
Securities loaned	104	—	104	(14)	—	(87)	3
Total	$3,629	$—	$3,629	$(2,973)	$—	$(627)	$29
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$—	$—	$—	$375	$3	$—
Foreign exchange contracts – net investment hedges	32	—	—	93	—	3
Total qualifying hedges	32	—	—	468	3	3

Derivatives not designated as hedging instruments
Interest rate contracts	70,716	2,015	934	57,979	1,452	418
Equity contracts	63,269	3,432	3,008	61,921	2,884	3,098
Credit contracts	2,594	5	—	1,419	4	—
Foreign exchange contracts	3,977	36	7	3,412	18	6
Other contracts	1	—	—	1	—	—
Total non-designated hedges	140,557	5,488	3,949	124,732	4,358	3,522

Embedded derivatives
GMWB and GMAB (4)	N/A	—	2,943	N/A	—	763
IUL	N/A	—	926	N/A	—	881
Fixed deferred indexed annuities	N/A	—	47	N/A	—	46
Structured variable annuities	N/A	—	9	N/A	—	—
SMC	N/A	—	8	N/A	—	14
Total embedded derivatives	N/A	—	3,933	N/A	—	1,704
Total derivatives	$140,589	$5,488	$7,882	$125,200	$4,361	$5,229
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, fixed deferred indexed annuity and structured variable annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets. The fair value of the SMC embedded derivative liability is included in Customer deposits on the Consolidated Balance Sheets.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $4.3 billion and $2.3 billion as of September 30, 2020 and December 31, 2019, respectively. See Note 13 for additional information related to master netting arrangements and cash collateral. See Note 5 for information about derivatives held by consolidated VIEs.
(4) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2020 included $3.0 billion of individual contracts in a liability position and $36 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2019 included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As of September 30, 2020 and December 31, 2019, investment securities with a fair value of $24 million and $84 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $24 million and $84 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2020 and December 31, 2019, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both September 30, 2020 and December 31, 2019, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2020
Interest rate contracts	$—	$—	$—	$—	$(371)	$—
Equity contracts	—	2	41	42	(468)	6
Credit contracts	—	—	—	—	(12)	—
Foreign exchange contracts	—	—	—	—	(23)	5
GMWB and GMAB embedded derivatives	—	—	—	—	186	—
IUL embedded derivatives	—	—	—	(29)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(3)	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(3)	—
SMC embedded derivatives	—	(2)	—	—	—	—
Total gain (loss)	$—	$—	$41	$10	$(691)	$11

Nine Months Ended September 30, 2020
Interest rate contracts	$(1)	$—	$2	$—	$2,204	$—
Equity contracts	(1)	—	12	(7)	58	3
Credit contracts	—	—	—	—	(91)	—
Foreign exchange contracts	—	—	—	—	26	3
GMWB and GMAB embedded derivatives	—	—	—	—	(2,180)	—
IUL embedded derivatives	—	—	—	8	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	2	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(16)	—
SMC embedded derivatives	—	—	—	—	—	—
Total gain (loss)	$(2)	$—	$14	$3	$1	$6

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2019
Interest rate contracts	$(9)	$—	$1	$—	$804	$—
Equity contracts	—	—	(1)	4	(100)	—
Credit contracts	—	—	—	—	(9)	—
Foreign exchange contracts	—	—	—	—	10	—
GMWB and GMAB embedded derivatives	—	—	—	—	(756)	—
IUL embedded derivatives	—	—	—	22	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(9)	$(1)	$—	$26	$(51)	$—

Nine Months Ended September 30, 2019
Interest rate contracts	$(37)	$—	$1	$—	$1,761	$—
Equity contracts	—	8	59	70	(1,017)	10
Credit contracts	—	—	—	—	(78)	—
Foreign exchange contracts	—	—	—	—	—	(1)
GMWB and GMAB embedded derivatives	—	—	—	—	(1,124)	—
IUL embedded derivatives	—	—	—	(102)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(3)	—	—
SMC embedded derivatives	—	(7)	—	—	—	—
Total gain (loss)	$(37)	$1	$60	$(35)	$(458)	$9
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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2020:

	Premiums Payable	Premiums Receivable
	(in millions)
2020 (1)	$35	$4
2021	152	106
2022	205	205
2023	51	43
2024	140	25
2025 - 2028	379	7
Total	$962	$390
(1) 2020 amounts represent the amounts payable and receivable for the period from October 1, 2020 to December 31, 2020.

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
For the three months and nine months ended September 30, 2020 and 2019, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of September 30, 2020 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $0.5 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 15 years and relates to forecasted debt interest payments. See Note 15 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
Fair Value Hedges
The Company entered into and designated as a fair value hedge an interest rate swap to convert senior notes due 2020 from fixed rate debt to floating rate debt. The interest rate swap related to the senior notes due March 2020 was settled during the first quarter when the debt was repaid. The swap had identical terms as the underlying debt being hedged. The Company no longer had any fair value hedges outstanding as of September 30, 2020. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. See Note 11 for the cumulative basis adjustments for fair value hedges.
The following table is a summary of the impact of derivatives designated as hedges on the Consolidated Statements of Operations:

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Total interest and debt expense per Consolidated Statements of Operations	$37	$52	$124	$164
Gain (loss) on interest rate contracts designated as fair value hedges:
Hedged items	$—	$1	$1	$3
Derivatives designated as fair value hedges	—	(1)	(1)	(3)
Gain (loss) on interest rate contracts designated as cash flow hedges:
Amount of gain (loss) reclassified from AOCI into income	$1	$—	$1	$1

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended September 30, 2020 and 2019, the Company recognized a loss of $2.5 million and nil, respectively, in OCI. For the nine months ended September 30, 2020 and 2019, the Company recognized a gain of $3 million and a loss of $3 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2020 and December 31, 2019, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $176 million and $189 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2020 and December 31, 2019 was $176 million and $189 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2020 and December 31, 2019 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil as of both September 30, 2020 and December 31, 2019.
15.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2020			2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$225	$(53)	$172	$294	$(58)	$236
Reclassification of net (gains) losses on securities included in net income (2)	(4)	1	(3)	10	(2)	8
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(94)	20	(74)	(195)	41	(154)
Net unrealized gains (losses) on securities	127	(32)	95	109	(19)	90
Foreign currency translation	27	—	27	(23)	1	(22)
Total other comprehensive income (loss)	$154	$(32)	$122	$86	$(18)	$68

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2020			2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$562	$(118)	$444	$1,463	$(259)	$1,204
Reclassification of net (gains) losses on securities included in net income (2)	—	—	—	5	(1)	4
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(223)	47	(176)	(694)	146	(548)
Net unrealized gains (losses) on securities	339	(71)	268	774	(114)	660
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	—	—	—	(1)	—	(1)
Net unrealized gains (losses) on derivatives	—	—	—	(1)	—	(1)
Foreign currency translation	(15)	1	(14)	(32)	1	(31)
Total other comprehensive income (loss)	$324	$(70)	$254	$741	$(113)	$628
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes nil and $1 million pretax gain reclassified to interest and debt expense for the nine months ended September 30, 2020 and 2019, respectively.
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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, July 1, 2020	$749		$6	$(138)	$(222)	$(1)	$394
OCI before reclassifications	98		—	—	27	—	125
Amounts reclassified from AOCI	(3)		—	—	—	—	(3)
Total OCI	95		—	—	27	—	122
Balance, September 30, 2020	$844	(1)	$6	$(138)	$(195)	$(1)	$516

Balance, January 1, 2020	$576		$6	$(138)	$(181)	$(1)	$262
OCI before reclassifications	268		—	—	(14)	—	254
Total OCI	268		—	—	(14)	—	254
Balance, September 30, 2020	$844	(1)	$6	$(138)	$(195)	$(1)	$516

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, July 1, 2019	$590		$7	$(120)	$(207)	$(1)	$269
OCI before reclassifications	82		—	—	(22)	—	60
Amounts reclassified from AOCI	8		—	—	—	—	8
Total OCI	90		—	—	(22)	—	68
Balance, September 30, 2019	$680	(1)	$7	$(120)	$(229)	$(1)	$337

Balance, January 1, 2019	$20		$8	$(120)	$(198)	$(1)	$(291)
OCI before reclassifications	656		—	—	(31)	—	625
Amounts reclassified from AOCI	4		(1)	—	—	—	3
Total OCI	660		(1)	—	(31)	—	628
Balance, September 30, 2019	$680	(1)	$7	$(120)	$(229)	$(1)	$337
(1) Includes nil and $(1) million of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of September 30, 2020 and September 30, 2019, respectively.
For the nine months ended September 30, 2020 and 2019, the Company repurchased a total of 6.3 million shares and 9.8 million shares, respectively, of its common stock for an aggregate cost of $956 million and $1.3 billion, respectively. In February 2019, the Company’s Board of Directors authorized a repurchase of up to $2.5 billion of the Company’s common stock through March 31, 2021. In August 2020, the Company’s Board of Directors authorized an additional expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through September 30, 2022. As of September 30, 2020, the Company had $2.7 billion remaining under these share repurchase authorizations.
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
For the nine months ended September 30, 2020 and 2019, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $51 million and $34 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2020 and 2019, the Company reacquired 0.7 million shares and 0.5 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $128 million and $70 million, respectively.
During the nine months ended September 30, 2020 and 2019, the Company reissued 0.5 million and 0.7 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
16.  Income Taxes
The Company’s effective tax rate was 23.5% and 15.4% for the three months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was 17.4% and 15.8% for the nine months ended September 30, 2020 and 2019, respectively.
The Company recorded a pretax loss for the three months ended September 30, 2020. Tax benefits applied to a pretax loss increase the effective tax rate. The effective tax rate for the three months ended September 30, 2020 is higher than the statutory tax rate due to the tax benefits including low income housing tax credits and the dividends received deduction. The effective tax rate for the nine months ended September 30, 2020 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits and dividends received deduction, partially offset by state income taxes, net of federal benefit.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The higher effective tax rate for the three months ended September 30, 2020 compared to September 30, 2019 is primarily the result of a pretax loss in the current quarter. The higher effective tax rate for the nine months ended September 30, 2020 compared to September 30, 2019 is primarily the result of a decrease in tax preferred items, including foreign tax credits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $18 million, net of federal benefit, which will expire beginning December 31, 2020.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $10 million and state deferred tax assets of $2 million; therefore a valuation allowance has been established. The valuation allowance was $12 million and $19 million as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020 and December 31, 2019, the Company had $111 million and $100 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $82 million and $67 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2020 and December 31, 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by nil to $10 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three months and nine months ended September 30, 2020, respectively. The Company recognized a net decrease of $1 million and a net increase of $1 million in interest and penalties for the three months and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company had a payable of $10 million and $8 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both September 30, 2020 and December 31, 2019, the estimated liability was $12 million. As of both September 30, 2020 and December 31, 2019, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
18.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020	2019
	(in millions, except per share amounts)
Numerator:
Net income	$(140)		$543	$1,357	$1,430

Denominator:
Basic: Weighted-average common shares outstanding	123.0		132.7	124.8	135.8
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.9		1.8	1.7	1.7
Diluted: Weighted-average common shares outstanding	124.9		134.5	126.5	137.5

Earnings per share:
Basic	$(1.14)		$4.09	$10.87	$10.53
Diluted	$(1.14)	(1)	$4.04	$10.73	$10.40
(1) Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.
The calculation of diluted earnings per share excludes the incremental effect of 1.5 million and 1.0 million options as of September 30, 2020 and 2019, respectively, due to their anti-dilutive effect.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
19.  Segment Information
During the third quarter of 2020, as the Company continues to reposition its business and implement strategies focusing on product features and sales, the composition of its reportable segments changed from five to four segments. The Chief Operating Decision Maker (“CODM”) manages the Annuities and Protection business as one operating segment, referred to as Retirement & Protection Solutions. The Retirement & Protection Solutions segment includes Retirement Solutions (Variable Annuities and Payout Annuities) and Protection Solutions (Life and Disability Insurance). In addition, the Company moved the Fixed Annuities and Fixed Indexed Annuities business to the Corporate & Other segment as a closed block. These segment reporting changes align with the way the CODM began assessing the performance of the Company’s reportable segments and other business activities effective in the third quarter of 2020. Certain prior period amounts have been revised to conform to the current presentation. The Company’s four reporting segments are Advice & Wealth Management, Asset Management, Retirement & Protection Solutions and Corporate & Other.
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
Management excludes mean reversion related impacts from the Company’s adjusted operating measures. The mean reversion related impact is defined as the impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves.
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2020	December 31, 2019
	(in millions)
Advice & Wealth Management	$20,558	$17,607
Asset Management	8,143	8,226
Retirement & Protection Solutions	107,411	104,227
Corporate & Other	22,575	21,768
Total assets	$158,687	$151,828

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$1,667	$1,682	$4,899	$4,889
Asset Management	739	742	2,093	2,143
Retirement & Protection Solutions	781	788	2,295	2,337
Corporate & Other	132	450	412	1,340
Less: Eliminations (1)(2)	342	362	1,006	1,044
Total segment adjusted operating net revenues	2,977	3,300	8,693	9,665
Net realized gains (losses)	4	(13)	(19)	(4)
Revenue attributable to consolidated investment entities	21	22	52	67
Market impact on IUL benefits, net	1	17	(10)	(8)
Market impact of hedges on investments	—	(9)	—	(37)
Integration and restructuring charges	—	—	—	(3)
Total net revenues per Consolidated Statements of Operations	$3,003	$3,317	$8,716	$9,680
(1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2020 and 2019 in each segment as follows: Advice & Wealth Management ($219 million and $240 million, respectively); Asset Management ($13 million and $13 million, respectively); Retirement & Protection Solutions ($110 million and $110 million, respectively); and Corporate & Other (nil and $(1) million, respectively).
(2) Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2020 and 2019 in each segment as follows: Advice & Wealth Management ($649 million and $689 million, respectively); Asset Management ($39 million and $40 million, respectively); Retirement & Protection Solutions ($319 million and $319 million, respectively); and Corporate & Other ($(1) million and $(4) million, respectively).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$320	$396	$969	$1,122
Asset Management	198	173	496	483
Retirement & Protection Solutions	(89)	165	300	545
Corporate & Other	(202)	(79)	(309)	(187)
Total segment adjusted operating earnings	227	655	1,456	1,963
Net realized gains (losses)	4	(11)	(18)	(2)
Net income (loss) attributable to consolidated investment entities	—	(1)	(2)	—
Market impact on variable annuity guaranteed benefits, net	(427)	(2)	274	(204)
Market impact on IUL benefits, net	(4)	48	(35)	(29)
Market impact on fixed annuity benefits, net	—	(1)	—	—
Mean reversion related impacts	17	(36)	(30)	18
Market impact of hedges on investments	—	(9)	—	(37)
Integration and restructuring charges	(1)	(2)	(4)	(11)
Pretax income per Consolidated Statements of Operations	$(184)	$641	$1,641	$1,698

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with nearly $1 trillion in assets under management and administration as of September 30, 2020. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic presents ongoing significant economic and societal disruption and market volatility, which has had and will continue to have ongoing impacts to our business and operating environment driven by a low interest rate environment and significant volatility in the equity markets and the potential associated implications to client behavior. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
We continue to implement comprehensive strategies to navigate the operating environment spurred by the pandemic. During the first quarter, we implemented a work-from-home protocol for virtually all of our employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. We have begun a thoughtful phased reopening of our office locations while complying with applicable health agencies’ guidelines and governmental orders. We continue to operate successfully and satisfy elevated customer service volumes in this unique time - client service and the health and safety of our clients, advisors and employees remain our priorities while our employees and advisors have various work arrangements. The pandemic strategy we have employed is flexible and scalable, recognizing this pandemic is widespread and may occur in multiple waves, affecting different communities at different times with varying levels of severity.
There was significant economic volatility during 2020 and our results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. There is still uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, as well as the impact of actions that have been or could be taken by governmental authorities, clients or other third parties. While we have successfully adapted to a virtual work environment and deployed numerous adaptive business strategies so far this year, we believe the pandemic and its accompanying impact on the global financial markets and on our operations and financial results may cause results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Item 1A, “Risk Factors” in this report.
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
Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits and the “spread” income generated on our fixed deferred annuities, fixed insurance, the fixed portion of variable annuities and variable insurance contracts and deposit products.

AMERIPRISE FINANCIAL, INC.
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
In the third quarter, we updated our market-related assumptions and implemented model changes related to our living benefit valuation. In addition, we conducted our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. We also reviewed our active life future policy benefit reserve adequacy for our long term care (“LTC”) business in the third quarter. See our Consolidated and Segment Results of Operations sections for the pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.
During the third quarter of 2020, as we continue to reposition the business and implement strategies focusing on product features and sales, the composition of our reportable segments changed from five to four segments. The Chief Operating Decision Maker (“CODM”) now manages the Annuities and Protection business as one operating segment, referred to as Retirement & Protection Solutions. The Retirement & Protection Solutions segment will include Retirement Solutions (Variable Annuities and Payout Annuities) and Protection Solutions (Life and Disability Insurance). In addition, we moved the Fixed Annuities and Fixed Indexed Annuities business to the Corporate & Other segment as a closed block. These segment reporting changes align with the way our CODM began assessing the performance of our reportable segments and other business activities effective in the third quarter of 2020. Certain prior period amounts have been revised to conform to the current presentation. These changes have no impact on previously reported consolidated balance sheets or statements of operations, comprehensive income, stockholders equity, or cash flows.
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
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on variable annuity guaranteed benefits, net of hedges and the related DSIC and DAC amortization; the market impact on indexed universal life (“IUL”) benefits, net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on fixed index annuity benefits, net of hedges and the related DAC amortization; mean reversion related impacts (the impact on variable annuity and variable universal life (“VUL”) products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as adjusted operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:
•Adjusted operating earnings per diluted share growth of 12% to 15%, and
•Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of over 30%.

AMERIPRISE FINANCIAL, INC.
The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020		2019
	(in millions, except per share amounts)
Net income (loss)	$(140)	$543	$(1.14)	(3)	4.04
Add: Basic to diluted share conversion	—	—	0.02	(4)	—
Less: Net income (loss) attributable to CIEs	—	(1)	—		(0.01)
Add: Integration/restructuring charges (1)	1	2	0.01		0.01
Add: Market impact on variable annuity guaranteed benefits (1)	427	2	3.42		0.01
Add: Market impact on fixed index annuity benefits (1)	—	1	—		0.01
Add: Market impact on IUL benefits (1)	4	(48)	0.03		(0.36)
Add: Mean reversion related impacts (1)	(17)	36	(0.14)		0.27
Add: Market impact of hedges on investments (1)	—	9	—		0.07
Less: Net realized investment gains (losses) (1)	4	(11)	0.03		(0.08)
Tax effect of adjustments (2)	(87)	(3)	(0.70)		(0.02)
Adjusted operating earnings	$184	$554	$1.47		$4.12

Weighted average common shares outstanding:
Basic	123.0	132.7
Diluted	124.9	134.5

			Per Diluted Share
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net income	$1,357	$1,430	$10.73	$10.40
Less: Net income (loss) attributable to CIEs	(2)	—	(0.01)	—
Add: Integration/restructuring charges (1)	4	11	0.03	0.08
Add: Market impact on variable annuity guaranteed benefits (1)	(274)	204	(2.17)	1.48
Add: Market impact on fixed index annuity benefits (1)	—	—	—	—
Add: Market impact on IUL benefits (1)	35	29	0.28	0.21
Add: Mean reversion related impacts (1)	30	(18)	0.24	(0.13)
Add: Market impact of hedges on investments (1)	—	37	—	0.27
Less: Net realized investment gains (losses) (1)	(18)	(2)	(0.14)	(0.01)
Tax effect of adjustments (2)	39	(56)	0.31	(0.41)
Adjusted operating earnings	$1,211	$1,639	$9.57	$11.92

Weighted average common shares outstanding:
Basic	124.8	135.8
Diluted	126.5	137.5
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

AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended September 30,
	2020	2019
	(in millions)
Net income	$1,820	$1,969
Less: Adjustments (1)	58	(214)
Adjusted operating earnings	1,762	2,183

Total Ameriprise Financial, Inc. shareholders’ equity	6,197	5,815
Less: AOCI, net of tax	243	21
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,954	5,794
Less: Equity impacts attributable to CIEs	—	1
Adjusted operating equity	$5,954	$5,793

Return on equity, excluding AOCI	30.6%	34.0%
Adjusted operating return on equity, excluding AOCI (2)	29.6%	37.7%
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
The following table presents detail regarding our AUM and AUA:

	September 30,		Change
	2020	2019
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$337.0	$295.9	$41.1	14%
Asset Management AUM	498.0	468.6	29.4	6
Eliminations	(34.1)	(29.7)	(4.4)	(15)
Total Assets Under Management	800.9	734.8	66.1	9
Total Assets Under Administration	197.7	186.5	11.2	6
Total AUM and AUA	$998.6	$921.3	$77.3	8%
Total AUM increased $66.1 billion, or 9%, to $800.9 billion as of September 30, 2020 compared to $734.8 billion as of September 30, 2019 due to a $41.1 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $29.4 billion increase in Asset Management AUM driven by market appreciation and continued improvement in net flows, partially offset by retail fund distributions. See our segment results of operations discussion below for additional information on changes in our AUM.
Consolidated Results of Operations for the Three Months Ended September 30, 2020 and 2019
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$1,893	$1,794	$99	6%
Distribution fees	400	480	(80)	(17)
Net investment income	300	356	(56)	(16)
Premiums	80	374	(294)	(79)
Other revenues	340	347	(7)	(2)
Total revenues	3,013	3,351	(338)	(10)
Banking and deposit interest expense	10	34	(24)	(71)
Total net revenues	3,003	3,317	(314)	(9)
Expenses
Distribution expenses	1,028	971	57	6
Interest credited to fixed accounts	170	127	43	34
Benefits, claims, losses and settlement expenses	1,104	594	510	86
Amortization of deferred acquisition costs	85	112	(27)	(24)
Interest and debt expense	37	52	(15)	(29)
General and administrative expense	763	820	(57)	(7)
Total expenses	3,187	2,676	511	19
Pretax income (loss)	(184)	641	(825)	NM
Income tax provision	(44)	98	(142)	NM
Net income (loss)	$(140)	$543	$(683)	NM
NM Not Meaningful.

AMERIPRISE FINANCIAL, INC.
Overall
Pretax loss was $184 million for the three months ended September 30, 2020 compared to pretax income of $641 million for the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The unfavorable impact of unlocking and LTC loss recognition was $454 million for the three months ended September 30, 2020 compared to $16 million for the prior year period.
•The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $427 million for the three months ended September 30, 2020 compared to an expense of $2 million for the prior year period.
•A negative impact of $116 million in the Advice & Wealth Management segment from lower short-term interest rates.
•The market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $4 million for the three months ended September 30, 2020 compared to a benefit of $48 million for the prior year period.
•The mean reversion related impact was a benefit of $17 million for the three months ended September 30, 2020 compared to an expense of $36 million for the prior year period.
•A favorable impact from higher average equity markets for the three months ended September 30, 2020 compared to the prior year period.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the three months ended September 30:

Pretax Increase (Decrease)	2020	2019
	(in millions)
Other revenues	$(1)	$5
Total revenues	(1)	5

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	141	8
Unlocking impact, excluding LTC	212	(1)
Total benefits, claims, losses and settlement expenses	353	7
Amortization of DAC	100	14
Total expenses	453	21
Pretax income(1)	$(454)	$(16)
(1) Includes a $12 million net expense and $4 million net benefit related to the market impact on variable annuity guaranteed benefits for the three months ended September 30, 2020 and 2019, respectively, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking and LTC loss recognition.
The primary drivers of the unfavorable unlocking impact excluding LTC in the third quarter of 2020 were consistent with the prior year period and include the following items:
•Updates to our interest rate assumptions resulted in a higher expense in the third quarter of 2020 compared to the prior year period.
•Lower surrenders assumptions on variable annuities with living benefit guarantees resulted in a higher expense in the third quarter of 2020 compared to the prior year period.
•Changes in equity market volatility and correlation assumptions on variable annuities resulted in a lower benefit in the third quarter of 2020 compared to the prior year period.
The primary drivers of the unfavorable LTC unlocking and loss recognition in the third quarter of 2020 were consistent to the prior year period and include the following items:
•Updates to our interest rates assumptions resulted in a higher expense in the third quarter of 2020 compared to the prior year period.
•Assumptions regarding morbidity, mortality and persistency were more in line with experience and resulted in a lower expense in the third quarter of 2020 compared to the prior year period.
•Approved and expected premium rate increases and benefit reductions resulted in a lower benefit in the third quarter of 2020 compared to the prior year period.
The total unfavorable impact of updates to our interest rate assumptions noted above for unlocking and LTC loss recognition was $405 million. The non-cash unfavorable impact was primarily driven by the reduction of our 10-year Treasury rate assumption from 5% to 3.5% due to recent interest rate trends and extending the grading period from three years to 6.5 years with no grading in 2020.

AMERIPRISE FINANCIAL, INC.
Net Revenues
Net revenues decreased $314 million, or 9%, to $3.0 billion for the three months ended September 30, 2020 compared to $3.3 billion for the prior year period.
Management and financial advice fees increased $99 million, or 6%, to $1.9 billion for the three months ended September 30, 2020 compared to $1.8 billion for the prior year period reflecting higher average equity markets and higher wrap account net inflows partially offset by lower performance fees.
Distribution fees decreased $80 million, or 17%, to $400 million for the three months ended September 30, 2020 compared to $480 million for the prior year period due to $90 million of lower fees on off-balance sheet brokerage cash primarily due to a decrease in short-term interest rates, variable annuity net outflows and lower transactional activity partially offset by higher average equity markets.
Net investment income decreased $56 million, or 16%, to $300 million for the three months ended September 30, 2020 compared to $356 million for the prior year period primarily reflecting the following items:
•The unfavorable impact of lower short-term interest rates on certificates and on-balance sheet brokerage cash, and lower certificate balances due to lower average invested assets.
•Net realized investment gains of $4 million for the three months ended September 30, 2020 compared to net realized investment losses of $10 million for the prior year period.
•The favorable impact of higher invested assets related to the bank.
•Lower impairments of our investments in affordable housing partnerships.
Premiums decreased $294 million, or 79% to $80 million for the three months ended September 30, 2020 compared to $374 million for the prior year primarily reflecting the sale of AAH and lower sales of immediate annuities with a life contingent feature. Premiums in the prior year period included $281 million from AAH.
Other revenues decreased $7 million, or 2%, to $340 million for the three months ended September 30, 2020 compared to $347 million primarily due to a $1 million unfavorable impact from unlocking for the three months ended September 30, 2020 compared to a $5 million favorable impact in the prior year period.
Banking and deposit interest expense decreased $24 million, or 71%, to $10 million for the three months ended September 30, 2020 compared to $34 million due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $511 million, or 19%, to $3.2 billion for the three months ended September 30, 2020 compared to $2.7 billion for the prior year period.
Distribution expenses increased $57 million, or 6%, to $1.0 billion for the three months ended September 30, 2020 compared to $971 million for the prior year period reflecting higher average markets and higher advisor compensation due to an increase in average wrap account balances.
Interest credited to fixed accounts increased $43 million, or 34%, to $170 million for the three months ended September 30, 2020 compared to $127 million for the prior year period primarily reflecting the following items:
•A $13 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $18 million for the three months ended September 30, 2020 compared to an unfavorable impact of $5 million for the prior year period.
•A $31 million increase in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $14 million for the three months ended September 30, 2020 compared to a benefit of $45 million for the prior year period. The increase in expense was primarily due to a an increase in the IUL embedded derivative, which is reflecting higher option costs.
Benefits, claims, losses and settlement expenses increased $510 million, or 86% to $1.1 billion for the three months ended September 30, 2020 compared to $594 million for the prior year period primarily reflecting the following items:
•A $214 million increase in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $103 million for the three months ended September 30, 2020 compared to a favorable impact of $111 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

AMERIPRISE FINANCIAL, INC.
•A $288 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $1.5 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by a favorable $1.3 billion change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended September 30, 2020 compared to a benefit for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended September 30, 2020 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for the three months ended September 30, 2020 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.
•The impact of unlocking excluding LTC was an expense of $212 million for the three months ended September 30, 2020 compared to a benefit of $1 million for the prior year period. The unlocking impact for the third quarter of 2020 primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees partially offset by a lower benefit from changes in equity market volatility and correlation assumptions on variable annuities compared to the prior year period.
•Our annual review of LTC active life future policy benefit reserve adequacy in the third quarter of 2020 resulted in unlocking and loss recognition of $141 million compared to $8 million in the prior year period. The unlocking and loss recognition in the third quarter of 2020 was primarily due to a higher unfavorable impact from updates to our interest rates assumptions, a lower unfavorable impact from lesser changes to assumptions regarding morbidity, mortality and persistency and a lower benefit from approved and expected premium rate increases and benefit reductions compared to the prior year period.
•A $259 million decrease in auto and home expenses reflecting the sale of AAH.
•The mean reversion related impact was a benefit of $8 million for the three months ended September 30, 2020 compared to an expense of $25 million for the prior year period.
•A $12 million decrease in reserves for immediate annuities with a life contingent feature primarily due to lower sales. This impact is offset by a decrease in premiums.
Amortization of DAC decreased $27 million, or 24% to $85 million for the three months ended September 30, 2020 compared to an expense of $112 million for the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on variable annuity guaranteed benefits was a benefit of $64 million for the three months ended September 30, 2020 compared to an expense of $8 million for the prior year period.
•The mean reversion related impact was a benefit of $9 million for the three months ended September 30, 2020 compared to an expense of $11 million for the prior year period.
•A $14 million decrease in auto and home expenses reflecting the sale of AAH.
•The impact of unlocking in the third quarter of 2020 was an expense of $100 million compared to an expense of $14 million in the prior year period. The unlocking impact for the third quarter of 2020 primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees compared to the prior year period.
•The DAC offset to the market impact on IUL benefits, net of hedges was an expense of $1 million for the three months ended September 30, 2020 compared to $9 million for the prior year period.
Interest and debt expense decreased $15 million, or 29%, to $37 million for the three months ended September 30, 2020 compared to $52 million for the prior year period primarily due to a decrease in interest expense of CIEs.
General and administrative expense decreased $57 million, or 7%, to $763 million for the three months ended September 30, 2020 compared to $820 million for the prior year period primarily reflecting a $29 million decrease in auto and home expenses reflecting the sale of AAH, disciplined expense management and reengineering.
Income Taxes
Our effective tax rate was 23.5% for the three months ended September 30, 2020 compared to 15.4% for the prior year period. The higher effective tax rate for the three months ended September 30, 2020 compared to the prior year period is primarily the result of pretax loss. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.
Results of Operations by Segment for the Three Months Ended September 30, 2020 and 2019
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
 The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2020	2019
	(in millions)
Advice & Wealth Management
Net revenues	$1,667	$1,682
Expenses	1,347	1,286
Adjusted operating earnings	$320	$396
Asset Management
Net revenues	$739	$742
Expenses	541	569
Adjusted operating earnings	$198	$173
Retirement & Protection Solutions
Net revenues	$781	$788
Expenses	870	623
Adjusted operating earnings	$(89)	$165
Corporate & Other
Net revenues	$132	$450
Expenses	334	529
Adjusted operating loss	$(202)	$(79)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the three months ended September 30:

Segment Pretax Operating Increase (Decrease)	2020		2019
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Other revenues	$2	$(3)	$5	$—
Total revenues	2	(3)	5	—

Benefits, claims, losses and settlement expenses
LTC unlocking and loss recognition	—	141	—	8
Unlocking impact, excluding LTC	189	7	6	(2)
Total benefits, claims, losses and settlement expenses	189	148	6	6
Amortization of DAC	108	(4)	15	(2)
Total expenses	297	144	21	4
Pretax income	$(295)	$(147)	$(16)	$(4)

AMERIPRISE FINANCIAL, INC.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2020	2019
	(in billions)
Beginning balance	$317.6	$292.0
Net flows	5.2	4.1
Market appreciation (depreciation) and other	17.2	2.0
Ending balance	$340.0	$298.1

Advisory wrap account assets ending balance (1)	$336.0	$295.0
Average advisory wrap account assets (2)	$327.4	$291.9
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended September 30, 2020. The calculation of the prior year period average used an average of the prior period’s ending balance and all the months in the current period.
Wrap account assets increased $22.4 billion, or 7%, during the three months ended September 30, 2020 due to market appreciation of $17.2 billion and net inflows of $5.2 billion. Average advisory wrap account assets increased $35.5 billion, or 12%, compared to the prior year period reflecting market appreciation and net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$1,077	$984	$93	9%
Distribution fees	479	578	(99)	(17)
Net investment income	70	110	(40)	(36)
Other revenues	51	45	6	13
Total revenues	1,677	1,717	(40)	(2)
Banking and deposit interest expense	10	35	(25)	(71)
Total net revenues	1,667	1,682	(15)	(1)
Expenses
Distribution expenses	998	948	50	5
Interest and debt expense	3	2	1	50
General and administrative expense	346	336	10	3
Total expenses	1,347	1,286	61	5
Adjusted operating earnings	$320	$396	$(76)	(19)%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $76 million, or 19%, to $320 million for the three months ended September 30, 2020 compared to $396 million for the prior year period due to lower earnings on brokerage cash as a result of low interest rates, partially offset by higher average wrap account balances. Pretax adjusted operating margin was 19.2% for the three months ended September 30, 2020 compared to 23.5% for the prior year period.
We launched Ameriprise Bank, FSB in the second quarter of 2019. In the third quarter of 2019, we purchased the existing Ameriprise portfolio of credit card accounts from a third-party bank. Cash sweep balances for Ameriprise Bank, FSB were a total of $6.3 billion as of September 30, 2020 compared to a total of $2.5 billion as of September 30, 2019, which contributed earnings of $8 million for the three months ended September 30, 2020 compared to $2 million for the prior year period.

AMERIPRISE FINANCIAL, INC.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues decreased $15 million, or 1%, for the three months ended September 30, 2020 compared to the prior year period. Adjusted operating net revenue per advisor was $168,000 for the three months ended September 30, 2020 compared to $169,000 for the prior year period.
Management and financial advice fees increased $93 million, or 9%, to $1.1 billion for the three months ended September 30, 2020 compared to $984 million for the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $35.5 billion, or 12%, compared to the prior year period reflecting net inflows and market appreciation.
Distribution fees decreased $99 million, or 17%, to $479 million for the three months ended September 30, 2020 compared to $578 million for the prior year period reflecting $90 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates and lower sales of variable annuities, partially offset by higher average equity markets.
Net investment income, which excludes net realized investment gains or losses, decreased $40 million, or 36%, to $70 million for the three months ended September 30, 2020 compared to $110 million for the prior year period primarily due to lower certificate balances and the unfavorable impact of lower short-term interest rates on certificates and on-balance sheet brokerage cash, partially offset by higher average invested assets due to increased bank deposits.
Banking and deposit interest expense decreased $25 million, or 71%, to $10 million for the three months ended September 30, 2020 compared to $35 million for the prior year period primarily due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $61 million, or 5%, for the three months ended September 30, 2020 compared to the prior year period.
Distribution expenses increased $50 million, or 5%, to $998 million for the three months ended September 30, 2020 compared to $948 million for the prior year period reflecting higher asset-based advisor compensation from higher wrap account assets and increased investments in recruiting experienced advisors.
General and administrative expense increased $10 million, or 3%, to $346 million for the three months ended September 30, 2020 compared to $336 million for the prior year period primarily due to planned investments for future growth, partially offset by expense reengineering.

AMERIPRISE FINANCIAL, INC.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of September 30:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2020	2019
Domestic Equity	Equal weighted	1 year	71%	46%
		3 year	61%	47%
		5 year	57%	56%
	Asset weighted	1 year	75%	63%
		3 year	72%	61%
		5 year	69%	75%

International Equity	Equal weighted	1 year	79%	77%
		3 year	92%	80%
		5 year	92%	60%
	Asset weighted	1 year	67%	83%
		3 year	89%	87%
		5 year	89%	68%

Taxable Fixed Income	Equal weighted	1 year	71%	76%
		3 year	69%	75%
		5 year	80%	88%
	Asset weighted	1 year	83%	64%
		3 year	57%	82%
		5 year	83%	90%

Tax Exempt Fixed Income	Equal weighted	1 year	53%	89%
		3 year	74%	100%
		5 year	84%	94%
	Asset weighted	1 year	28%	98%
		3 year	59%	100%
		5 year	65%	98%

Asset Allocation Funds	Equal weighted	1 year	86%	38%
		3 year	71%	73%
		5 year	75%	89%
	Asset weighted	1 year	95%	64%
		3 year	84%	94%
		5 year	93%	99%

Number of funds with 4 or 5 Morningstar star ratings	Overall	58	52
	3 year	39	48
	5 year	50	49

Percent of funds with 4 or 5 Morningstar star ratings	Overall	63%	50%
	3 year	42%	47%
	5 year	55%	49%

Percent of assets with 4 or 5 Morningstar star ratings	Overall	66%	58%
	3 year	46%	49%
	5 year	51%	57%
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

AMERIPRISE FINANCIAL, INC.

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2020	2019
Equity	Equal weighted	1 year	78%	65%
		3 year	76%	64%
		5 year	73%	72%
	Asset weighted	1 year	86%	79%
		3 year	85%	73%
		5 year	84%	82%

Fixed Income	Equal weighted	1 year	93%	79%
		3 year	92%	88%
		5 year	96%	81%
	Asset weighted	1 year	99%	81%
		3 year	97%	93%
		5 year	97%	93%

Allocation (Managed) Funds	Equal weighted	1 year	78%	67%
		3 year	75%	75%
		5 year	88%	75%
	Asset weighted	1 year	96%	56%
		3 year	96%	94%
		5 year	99%	94%
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
The following table presents global managed assets by type:

					Average (1)		Change
	September 30,		Change		Three Months Ended September 30,
	2020	2019			2020	2019
	(in billions)
Equity	$264.8	$250.8	$14.0	6%	$264.2	$251.0	$13.2	5%
Fixed income	188.8	176.1	12.7	7	187.2	174.4	12.8	7
Money market	5.1	4.8	0.3	6	5.1	4.9	0.2	4
Alternative	3.5	3.2	0.3	9	3.3	3.1	0.2	6
Hybrid and other	35.8	33.7	2.1	6	35.4	34.0	1.4	4
Total managed assets	$498.0	$468.6	$29.4	6%	$495.2	$467.4	$27.8	6%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended September 30,
	2020	2019
	(in billions)
Global Retail Funds
Beginning assets	$274.1	$272.8
Inflows	14.5	11.1
Outflows	(13.2)	(12.5)
Net VP/VIT fund flows	(0.7)	(0.6)
Net new flows	0.6	(2.0)
Reinvested dividends	1.4	0.6
Net flows	2.0	(1.4)
Distributions	(1.5)	(0.7)
Market appreciation (depreciation) and other	13.8	1.8
Foreign currency translation (1)	1.5	(1.1)
Total ending assets	289.9	271.4
Global Institutional
Beginning assets	202.0	195.5
Inflows (2)	7.0	6.4
Outflows	(10.6)	(6.3)
Net flows	(3.6)	0.1
Market appreciation (depreciation) and other (3)	6.6	4.1
Foreign currency translation (1)	3.1	(2.5)
Total ending assets	208.1	197.2
Total managed assets	$498.0	$468.6

Total net flows	$(1.6)	$(1.3)

Former Parent Company Related (4)
Retail net new flows	$0.3	$(0.1)
Institutional net new flows	(0.9)	(1.2)
Total net new flows	$(0.6)	$(1.3)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $409 million of net flows from our recently launched structured variable annuity product.
(3) Includes $1.2 billion and $1.1 billion for the change in Affiliated General Account Assets, excluding net flows related to our recently launched structured variable annuity product, during the three months ended September 30, 2020 and 2019, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
The United Kingdom (“UK”) withdrew from the European Union (“EU”) on January 31, 2020, pursuant to a transitionary withdrawal agreement with the EU that in substance maintains the pre-withdrawal, status quo until the end of 2020. The full impact of the British exit from the EU (commonly known as “Brexit”) and its related consequences remain uncertain, including with respect to the UK reaching agreement with the EU on cross border financial services (which appears to be increasingly unlikely) as well as new trade agreements with the EU and other global trading partners. This uncertainty may have a negative impact on our UK and European net flows (as well as foreign currency translation if the British Pound weakens) and depending on the outcome of negotiations, may increase costs to provide our services.
Total segment AUM increased $21.9 billion, or 5%, during the three months ended September 30, 2020. Net outflows were $1.6 billion in the third quarter of 2020, a $0.3 billion decrease compared to the prior year period. Global retail inflows were $2.0 billion. Global institutional net outflows were $3.6 billion and included a $3.5 billion quant mandate redemption from a sovereign wealth client primarily related to an asset allocation change, a $0.9 billion net redemption from an insurance client following the sale of a business and $0.9 billion of outflows from former parent-related assets.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$641	$636	$5	1%
Distribution fees	104	102	2	2
Net investment income	(6)	2	(8)	NM
Other revenues	—	1	(1)	(100)
Total revenues	739	741	(2)	—
Banking and deposit interest expense	—	(1)	1	(100)
Total net revenues	739	742	(3)	—
Expenses
Distribution expenses	240	236	4	2
Amortization of deferred acquisition costs	2	2	—	—
Interest and debt expense	2	6	(4)	(67)
General and administrative expense	297	325	(28)	(9)
Total expenses	541	569	(28)	(5)
Adjusted operating earnings	$198	$173	$25	14%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $25 million, or 14%, to $198 million for the three months ended September 30, 2020 compared to $173 million for the prior year period primarily due to market appreciation and disciplined expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $3 million to $739 million for the three months ended September 30, 2020 compared to $742 million for the prior year period.
Management and financial advice fees increased $5 million, or 1%, to $641 million for the three months ended September 30, 2020 compared to $636 million for the prior year period primarily due to higher average equity markets, partially offset by a $33 million decrease in performance fees.
Net investment income, which excludes net realized investment gains or losses, decreased $8 million to a loss of $6 million for the three months ended September 30, 2020 compared to income of $2 million for the prior year period primarily reflecting an impairment of an investment and lower interest income.
Expenses
Total expenses decreased $28 million, or 5%, to $541 million for the three months ended September 30, 2020 compared to $569 million for the prior year period.
General and administrative expense decreased $28 million, or 9%, to $297 million for the three months ended September 30, 2020 compared to $325 million for the prior year period primarily reflecting disciplined expense management and reengineering. Expenses in the prior year included elevated performance fee compensation.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$213	$209	$4	2%
Distribution fees	111	112	(1)	(1)
Net investment income	121	128	(7)	(5)
Premiums	61	76	(15)	(20)
Other revenues	275	263	12	5
Total revenues	781	788	(7)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	781	788	(7)	(1)
Expenses
Distribution expenses	110	122	(12)	(10)
Interest credited to fixed accounts	100	99	1	1
Benefits, claims, losses and settlement expenses	421	251	170	68
Amortization of deferred acquisition costs	157	68	89	NM
Interest and debt expense	7	8	(1)	(13)
General and administrative expense	75	75	—	—
Total expenses	870	623	247	40
Adjusted operating earnings	$(89)	$165	$(254)	NM
NM Not Meaningful.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), and mean reversion related impacts, decreased $254 million to a loss of $89 million for the three months ended September 30, 2020 compared to income of $165 million for the prior year period.
RiverSource variable annuity account balances increased 3% to $79.8 billion as of September 30, 2020 compared to the prior year period due to market appreciation, partially offset by net outflows of $2.4 billion. Variable annuity sales increased 2% compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees that was more than offset by sales of structured variable annuities launched earlier in 2020. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Management and financial advice fees increased $4 million, or 2%, to $213 million for the three months ended September 30, 2020 compared to $209 million for the prior year period primarily due to market appreciation, partially offset by variable annuity net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $7 million, or 5% to $121 million for the three months ended September 30, 2020 compared to $128 million reflecting lower fixed maturity investment yields.
Premiums decreased $15 million, or 20%, to $61 million for the three months ended September 30, 2020 compared to $76 million for the prior year period reflecting lower sales of immediate annuities with a life contingent feature.
Other revenues, which exclude the unearned revenue amortization and reinsurance accrual offset to net realized investment gains or losses and the market impact on IUL benefits, increased $12 million, or 5%, to $275 million for the three months ended September 30, 2020 compared to $263 million for the prior year period primarily reflecting an increase in insurance charges related to favorable persistency and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates, partially offset by the impact of unlocking.

AMERIPRISE FINANCIAL, INC.
Expenses
Distribution expenses decreased $12 million, or 10% to $110 million for the three months ended September 30, 2020 compared to $122 million for the prior year period primarily reflecting a decrease in net outflows due to lower insurance sales and annuity product mix.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and mean reversion related impacts, increased $170 million, or 68%, to $421 million for the three months ended September 30, 2020 compared to $251 million for the prior year period primarily reflecting the impact of unlocking partially offset by lower sales of immediate annuities with a life contingent feature. The unlocking impact for the third quarter of 2020 was an expense of $189 million compared to an expense of $6 million for the prior year period and primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees, partially offset by a lower benefit from changes in equity market volatility and correlation assumptions on variable annuities with living benefit guarantees compared to the prior year period.
Amortization of DAC, which excludes mean reversion related impacts and the DAC offset to the market impact on variable annuity guaranteed benefits, increased $89 million to $157 million for the three months ended September 30, 2020 compared to $68 million for the prior year period primarily reflecting the impact of unlocking. The impact of unlocking for the third quarter of 2020 was an expense of $108 million compared to an expense of $15 million in the prior year period. The unlocking impact for the third quarter of 2020 primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees compared to the prior year period.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$—	$2	$(2)	(100)%
Distribution fees	—	1	(1)	(100)
Net investment income	93	118	(25)	(21)
Premiums	26	306	(280)	(92)
Other revenues	13	24	(11)	(46)
Total revenues	132	451	(319)	(71)
Banking and deposit interest expense	—	1	(1)	(100)
Total net revenues	132	450	(318)	(71)
Expenses
Distribution expenses	(2)	2	(4)	NM
Interest credited to fixed accounts	66	68	(2)	(3)
Benefits, claims, losses and settlement expenses	204	328	(124)	(38)
Amortization of deferred acquisition costs	(2)	15	(17)	NM
Interest and debt expense	15	18	(3)	(17)
General and administrative expense	53	98	(45)	(46)
Total expenses	334	529	(195)	(37)
Adjusted operating loss	$(202)	$(79)	$(123)	NM
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $123 million to $202 million for the three months ended September 30, 2020 compared to $79 million for the prior year period.
Our Corporate & Other segment includes our closed blocks of long term care (“LTC”) insurance and fixed annuity and fixed indexed annuity (“FA”) business.

AMERIPRISE FINANCIAL, INC.
LTC insurance had a pretax adjusted operating loss of $135 million for the three months ended September 30, 2020 compared to a pretax adjusted operating loss of $8 million for the prior year period reflecting the impact from unlocking and loss recognition. Our annual review of LTC active life future policy benefit reserve adequacy resulted in unlocking and loss recognition of $141 million in the third quarter of 2020 compared to $8 million in the prior year period. The unlocking and loss recognition in the third quarter of 2020 was primarily due a higher unfavorable impact from updates to our interest rates assumptions, a lower unfavorable impact from lesser changes to assumptions regarding morbidity, mortality and persistency and a lower benefit from approved and expected premium rate increases and benefit reductions compared to the prior year period.
FA business had a pretax adjusted operating loss of $9 million for the three months ended September 30, 2020 compared to a pretax adjusted operating earnings of $12 million for the prior year period reflecting the low interest rate impact on spread and the impacts from unlocking. The unlocking impact for the third quarter of 2020 was an expense of $3 million compared to a benefit of $4 million for the prior year period.
RiverSource fixed deferred annuity account balances declined 4% to $8.0 billion as of September 30, 2020 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities and fixed index annuities due to the low interest rate environment as well as our strategic decisions regarding our fixed annuity business.
Auto and home pretax adjusted operating loss was $10 million for the three months ended September 30, 2019. We sold AAH on October 1, 2019.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $25 million, or 21%, to $93 million for the three months ended September 30, 2020 compared to $118 million for the prior year period primarily reflecting the sale of AAH and lower average invested assets due to fixed annuity net outflows and lower asset earned rates, partially offset by lower impairments of our investments in affordable housing partnerships.
Premiums decreased $280 million, or 92%, to $26 million for the three months ended September 30, 2020 compared to $306 million for the prior year period primarily reflecting the sale of AAH.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, decreased $124 million, or 38%, to $204 million for the three months ended September 30, 2020 compared to $328 million for the prior year period primarily reflecting the sale of AAH, partially offset by the impact of LTC unlocking and loss recognition and the FA unlocking impact.
Amortization of DAC, which excludes the DAC offset to the market impact on fixed index annuity benefits and the DAC offset to net realized investment gains or losses, decreased $17 million to a benefit of $2 million for the three months ended September 30, 2020 compared to an expense of $15 million for the prior year period reflecting the sale of AAH.
General and administrative expense, which excludes integration and restructuring charges, decreased $45 million, or 46%, to $53 million for the three months ended September 30, 2020 compared to $98 million for the prior year period primarily due to the sale of AAH and lower project expenses.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Nine Months Ended September 30, 2020 and 2019
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$5,365	$5,153	$212	4%
Distribution fees	1,239	1,450	(211)	(15)
Net investment income	933	1,121	(188)	(17)
Premiums	249	1,121	(872)	(78)
Other revenues	983	941	42	4
Total revenues	8,769	9,786	(1,017)	(10)
Banking and deposit interest expense	53	106	(53)	(50)
Total net revenues	8,716	9,680	(964)	(10)
Expenses
Distribution expenses	2,963	2,819	144	5
Interest credited to fixed accounts	523	517	6	1
Benefits, claims, losses and settlement expenses	824	1,848	(1,024)	(55)
Amortization of deferred acquisition costs	349	186	163	88
Interest and debt expense	124	164	(40)	(24)
General and administrative expense	2,292	2,448	(156)	(6)
Total expenses	7,075	7,982	(907)	(11)
Pretax income	1,641	1,698	(57)	(3)
Income tax provision	284	268	16	6
Net income	$1,357	$1,430	$(73)	(5)%
NM Not Meaningful
Overall
Pretax income decreased $57 million, or 3%, to $1.6 billion for the nine months ended September 30, 2020 compared to $1.7 billion for the prior year period.
•The unfavorable impact of unlocking and LTC loss recognition was $454 million for the nine months ended September 30, 2020 compared to $16 million for the prior year period.
•A negative impact of $292 million in the Advice & Wealth Management segment from lower short-term interest rates.
•The mean reversion related impact was an expense of $30 million for the nine months ended September 30, 2020 compared to a benefit of $18 million for the prior year period.
•The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was a benefit of $274 million for the nine months ended September 30, 2020 compared to an expense of $204 million for the prior year period.
•The market impact of hedges on investments was nil for the nine months ended September 30, 2020 compared to an expense of $37 million for the prior year period.
•A positive impact from higher average equity markets during the nine months ended September 30, 2020 compared to the prior year period.
See our Consolidated Results of Operations for the three months ended September 30, 2020 and 2019 for a table and discussion of total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.
Net Revenues
Net revenues decreased $964 million, or 10%, to $8.7 billion for the nine months ended September 30, 2020 compared to $9.7 billion for the prior year period.
Management and financial advice fees increased $212 million, or 4%, to $5.4 billion for the nine months ended September 30, 2020 compared to $5.2 billion for the prior year period reflecting higher average equity markets and higher wrap account net inflows, partially offset by lower performance fees.

AMERIPRISE FINANCIAL, INC.
Distribution fees decreased $211 million, or 15%, to $1.2 billion for the nine months ended September 30, 2020 compared to $1.5 billion due to $248 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates, partially offset by higher average equity markets.
Net investment income decreased $188 million, or 17%, to $933 million for the nine months ended September 30, 2020 compared to $1.1 billion for the prior year period primarily reflecting:
•Net realized investment losses of $18 million for the nine months ended September 30, 2020 compared to net realized investment losses of $6 million for the prior year period.
•The unfavorable impact of fixed annuity net outflows and the fixed annuities reinsurance transaction.
•The unfavorable impact of lower short-term interest rates on certificates and on-balance sheet brokerage cash, and lower certificate balances due to lower average invested assets.
•The unfavorable market impact of hedges on investments of $37 million in the prior year period.
•A decrease of $16 million in net investment income of CIEs.
•A decrease of $40 million due to the sale of AAH.
•The favorable impact of higher average invested assets related to the bank.
Premiums decreased $872 million, or 78% to $249 million for the nine months ended September 30, 2020 compared to $1.1 billion due to the sale of AAH and lower sales of immediate annuities with a life contingent feature. Premiums in the prior year period included $828 million from AAH.
Other revenues increased $42 million, or 4%, to $983 million for the nine months ended September 30, 2020 compared to $941 million due to higher fees on variable annuity riders, higher cost of insurance charges on universal life (“UL”) and VUL insurance, partially offset by the impact of unlocking.
Banking and deposit interest expense decreased $53 million, or 50%, to $53 million for the nine months ended September 30, 2020 compared to $106 million due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses decreased $907 million, or 11%, to $7.1 billion for the nine months ended September 30, 2020 compared to $8.0 billion for the prior year period.
Distribution expenses increased $144 million, or 5%, to $3.0 billion for the nine months ended September 30, 2020 compared to $2.8 billion for the prior year period reflecting higher average markets and higher advisor compensation due to an increase in average wrap account balances.
Interest credited to fixed accounts increased $6 million, or 1%, to $523 million for the nine months ended September 30, 2020 compared to $517 million for the prior year period primarily reflecting the following items:
•A $70 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $23 million for the nine months ended September 30, 2020 compared to an unfavorable impact of $47 million for the prior year period.
•A $74 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $53 million for the nine months ended September 30, 2020 compared to a benefit of $21 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative, which is reflecting higher option costs.
Benefits, claims, losses and settlement expenses decreased $1.0 billion, or 55%, to $824 million for the nine months ended September 30, 2020 compared to an expense of $1.8 billion for the prior year period primarily reflecting the following items:
•A $521 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $530 million for the nine months ended September 30, 2020 compared to a favorable impact of $9 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.
•An $80 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.5 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by an unfavorable $1.5 billion change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for the nine months ended September 30, 2020 compared to the prior year period.

AMERIPRISE FINANCIAL, INC.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the nine months ended September 30, 2020 compared to a benefit in the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for the nine months ended September 30, 2020 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.
•The impact of unlocking excluding LTC was an expense of $212 million for the nine months ended September 30, 2020 compared to a benefit of $1 million for the prior year period. The unlocking impact for the third quarter of 2020 primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees partially offset by a lower benefit from changes in equity market volatility and correlation assumptions on variable annuities compared to the prior year period.
•Our annual review of LTC active life future policy benefit reserve adequacy in the third quarter of 2020 resulted in unlocking and loss recognition of $141 million compared to $8 million in the prior year period. The unlocking and loss recognition in the third quarter of 2020 was primarily due to a higher unfavorable impact from updates to our interest rates assumptions, a lower unfavorable impact from lesser changes to assumptions regarding morbidity, mortality and persistency and a lower benefit from approved and expected premium rate increases and benefit reductions compared to the prior year period.
•A $719 million decrease in auto and home expenses reflecting the sale of AAH.
•The mean reversion related impact was an expense of $21 million for the nine months ended September 30, 2020 compared to a benefit of $2 million for the prior year period.
•A $27 million decrease in reserves for immediate annuities with a life contingent feature primarily due to lower sales. This impact is offset by a decrease in premiums.
Amortization of DAC increased $163 million, or 88%, to $349 million for the nine months ended September 30, 2020 compared to $186 million for the prior year period primarily reflecting the following items:
•The impact of unlocking in the third quarter of 2020 was an expense of $100 million compared to an expense of $14 million in the prior year period. The unlocking impact for the third quarter of 2020 primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees compared to the prior year period.
•The DAC offset to the market impact on variable annuity guaranteed benefits was an expense of $94 million for the nine months ended September 30, 2020 compared to a benefit of $24 million for the prior year period.
•The mean reversion related impact was an expense of $9 million for the nine months ended September 30, 2020 compared to a benefit of $16 million for the prior year period.
•A $43 million decrease in auto and home expenses reflecting the sale of AAH.
Interest and debt expense decreased $40 million, or 24%, to $124 million for the nine months ended September 30, 2020 compared to $164 million for the prior year period primarily due to a decrease in interest expense of CIEs.
General and administrative expense decreased $156 million, or 6%, to $2.3 billion for the nine months ended September 30, 2020 compared to $2.4 billion for the prior year period primarily reflecting a $90 million decrease in auto and home expenses reflecting the sale of AAH, lower performance fee compensation, disciplined expense management and reengineering.
Income Taxes
Our effective tax rate was 17.4% for the nine months ended September 30, 2020 compared to 15.8% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.
Results of Operations by Segment for the Nine Months Ended September 30, 2020 and 2019
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Advice & Wealth Management
Net revenues	$4,899	$4,889
Expenses	3,930	3,767
Adjusted operating earnings	$969	$1,122
Asset Management
Net revenues	$2,093	$2,143
Expenses	1,597	1,660
Adjusted operating earnings	$496	$483
Retirement & Protection Solutions
Net revenues	$2,295	$2,337
Expenses	1,995	1,792
Adjusted operating earnings	$300	$545
Corporate & Other
Net revenues	$412	$1,340
Expenses	721	1,527
Adjusted operating loss	$(309)	$(187)
See our Results of Operations by Segment for the three months ended September 30, 2020 and 2019 for a table and discussion of total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2020	2019
	(in billions)
Beginning balance	$317.5	$251.5
Net flows	16.2	13.3
Market appreciation (depreciation) and other	6.3	33.3
Ending balance	$340.0	$298.1

Advisory wrap account assets ending balance (1)	$336.0	$295.0
Average advisory wrap account assets (2)	$309.8	$278.8
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the nine months ended September 30, 2020. The calculation of the prior year period average used an average of the prior period’s ending balance and all the months in the current period.
Wrap account assets increased $22.5 billion, or 7%, during the nine months ended September 30, 2020 due to net inflows of $16.2 billion and market appreciation and other of $6.3 billion. Average advisory wrap account assets increased $31.0 billion, or 11%, compared to the prior year period primarily reflecting market appreciation and net inflows.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$3,070	$2,816	$254	9%
Distribution fees	1,480	1,719	(239)	(14)
Net investment income	247	310	(63)	(20)
Other revenues	155	150	5	3
Total revenues	4,952	4,995	(43)	(1)
Banking and deposit interest expense	53	106	(53)	(50)
Total net revenues	4,899	4,889	10	—
Expenses
Distribution expenses	2,881	2,744	137	5
Interest and debt expense	8	8	—	—
General and administrative expense	1,041	1,015	26	3
Total expenses	3,930	3,767	163	4
Adjusted operating earnings	$969	$1,122	$(153)	(14)%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $153 million, or 14%, to $969 million for the nine months ended September 30, 2020 compared to $1.1 billion for the prior year period due to lower earnings on brokerage cash as a result of low interest rates, partially offset by higher average wrap account balances.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $10 million for the nine months ended September 30, 2020 compared to the prior year period.
Management and financial advice fees increased $254 million, or 9%, to $3.1 billion for the nine months ended September 30, 2020 compared to $2.8 billion for the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $31.0 billion, or 11%, compared to the prior year period primarily reflecting market appreciation and net inflows.
Distribution fees decreased $239 million, or 14%, to $1.5 billion for the nine months ended September 30, 2020 compared to $1.7 billion for the prior year period reflecting $248 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates.
Net investment income, which excludes net realized investment gains or losses, decreased $63 million, or 20%, to $247 million for the nine months ended September 30, 2020 compared to $310 million for the prior year period primarily due to lower certificate balances and the unfavorable impact of lower short-term interest rates on certificates and on-balance sheet brokerage cash, partially offset by higher average invested assets due to increased bank deposits.
Banking and deposit interest expense decreased $53 million, or 50%, to $53 million for the nine months ended September 30, 2020 compared to $106 million for the prior year period primarily due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $163 million, or 4%, to $3.9 billion for the nine months ended September 30, 2020 compared to $3.8 billion for the prior year period.
Distribution expenses increased $137 million, or 5%, to $2.9 billion for the nine months ended September 30, 2020 compared to $2.7 billion for the prior year period reflecting higher asset-based advisor compensation from higher wrap account assets and increased investments in recruiting experienced advisors.
General and administrative expense increased $26 million, or 3%, for the nine months ended September 30, 2020 compared to the prior year period primarily due to planned investments for future growth, partially offset by expense reengineering.

AMERIPRISE FINANCIAL, INC.
Asset Management

The following table presents global managed assets by type:					Average(1)		Change
	September 30,		Change		Nine Months Ended September 30,
	2020	2019			2020	2019
	(in billions)
Equity	$264.8	$250.8	$14.0	6%	$252.5	$247.7	$4.8	2%
Fixed income	188.8	176.1	12.7	7	183.2	169.0	14.2	8
Money market	5.1	4.8	0.3	6	5.0	5.0	—	—
Alternative	3.5	3.2	0.3	9	3.1	3.1	—	—
Hybrid and other	35.8	33.7	2.1	6	35.0	33.7	1.3	4
Total managed assets	$498.0	$468.6	$29.4	6%	$478.8	$458.5	$20.3	4%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

The following table presents the changes in global managed assets:	Nine Months Ended September 30,
	2020	2019
	(in billions)
Global Retail Funds
Beginning assets	$287.5	$247.9
Inflows	47.8	34.1
Outflows	(47.5)	(41.0)
Net VP/VIT fund flows	(2.0)	(2.1)
Net new flows	(1.7)	(9.0)
Reinvested dividends	3.9	4.1
Net flows	2.2	(4.9)
Distributions	(4.5)	(4.8)
Market appreciation (depreciation) and other	4.6	34.5
Foreign currency translation (1)	0.1	(1.3)
Total ending assets	289.9	271.4

Global Institutional
Beginning assets	206.8	182.8
Inflows (2)	22.0	16.6
Outflows	(25.5)	(22.1)
Net flows	(3.5)	(5.5)
Market appreciation (depreciation) and other (3)	5.6	22.7
Foreign currency translation (1)	(0.8)	(2.8)
Total ending assets	208.1	197.2
Total managed assets	$498.0	$468.6

Total net flows	$(1.3)	$(10.4)

Former Parent Company Related (4)
Retail net new flows	$0.5	$(0.7)
Institutional net new flows	(2.1)	(2.7)
Total net new flows	$(1.6)	$(3.4)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $789 million of net flows from our recently launched structured variable annuity product.
(3) Includes $3.7 billion and $3.8 billion for the change in Affiliated General Account Assets, excluding net flows related to our recently launched structured annuity product, during the nine months ended September 30, 2020 and 2019, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.

AMERIPRISE FINANCIAL, INC.
Total segment AUM increased $3.7 billion, or 1%, during the nine months ended September 30, 2020. Net outflows were $1.3 billion for the nine months ended September 30, 2020, a $9.1 billion improvement compared to the prior year period.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$1,794	$1,827	$(33)	(2)%
Distribution fees	303	303	—	—
Net investment income	(5)	11	(16)	NM
Other revenues	1	2	(1)	(50)
Total revenues	2,093	2,143	(50)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,093	2,143	(50)	(2)
Expenses
Distribution expenses	691	689	2	—
Amortization of deferred acquisition costs	8	7	1	14
Interest and debt expense	4	19	(15)	(79)
General and administrative expense	894	945	(51)	(5)
Total expenses	1,597	1,660	(63)	(4)
Adjusted operating earnings	$496	$483	$13	3%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $13 million, or 3%, to $496 million for the nine months ended September 30, 2020 compared to $483 million for the prior year period primarily due to market appreciation and disciplined expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $50 million, or 2%, for the nine months ended September 30, 2020 compared to the prior year period.
Management and financial advice fees decreased $33 million, or 2%, for the nine months ended September 30, 2020 compared to the prior year period primarily due to a $51 million decrease in performance fees, partially offset by higher average equity markets.
Net investment income, which excludes net realized investment gains or losses, decreased $16 million, to a loss of $5 million for the nine months ended September 30, 2020 compared to income of $11 million for the prior year period primarily reflecting an impairment of an investment and lower interest income.
Expenses
Total expenses decreased $63 million, or 4%, to $1.6 billion for the nine months ended September 30, 2020 compared to $1.7 billion for the prior year period.
General and administrative expense decreased $51 million, or 5%, to $894 million for the nine months ended September 30, 2020 compared to $945 million for the prior year period primarily reflecting disciplined expense management and reengineering. Expenses in the prior year included elevated performance fee compensation.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$612	$614	$(2)	—%
Distribution fees	322	327	(5)	(2)
Net investment income	380	399	(19)	(5)
Premiums	196	242	(46)	(19)
Other revenues	785	755	30	4
Total revenues	2,295	2,337	(42)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,295	2,337	(42)	(2)
Expenses
Distribution expenses	331	350	(19)	(5)
Interest credited to fixed accounts	297	290	7	2
Benefits, claims, losses and settlement expenses	878	735	143	19
Amortization of deferred acquisition costs	241	173	68	39
Interest and debt expense	28	24	4	17
General and administrative expense	220	220	—	—
Total expenses	1,995	1,792	203	11
Adjusted operating earnings	$300	$545	$(245)	(45)%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), and mean reversion related impacts, decreased $245 million, or 45%, to $300 million for the nine months ended September 30, 2020 compared to $545 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, decreased $19 million, or 5%, to $380 million for the nine months ended September 30, 2020 compared to $399 million for the prior year period reflecting lower fixed maturity investment yields.
Premiums decreased $46 million, or 19%, to $196 million for the nine months ended September 30, 2020 compared to $242 million for the prior year period primarily due to lower sales of immediate annuities with a life contingent feature.
Other revenues, which exclude the unearned revenue amortization and reinsurance accrual offset to net realized investment gains or losses and the market impact on IUL benefits, increased $30 million, or 4%, to $785 million for the nine months ended September 30, 2020 compared to $755 million for the prior year period primarily reflecting an increase in insurance charges related to favorable persistency and higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates, partially offset by the impact of unlocking.
Expenses
Distribution expenses decreased $19 million, or 5% to $331 million for the nine months ended September 30, 2020 compared to $350 million for the prior year period primarily reflecting a decrease in net outflows due to lower insurance sales and annuity product mix.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and mean reversion related impacts, increased $143 million, or 19%, to $878 million for the nine months ended September 30, 2020 compared to $735 million for the prior year period primarily reflecting the impact of unlocking partially offset by lower sales of immediate annuities with a life contingent feature. The unlocking impact for the nine months ended September 30, 2020 was an expense of $189 million compared to an expense of $6 million for the prior year period and primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable

AMERIPRISE FINANCIAL, INC.
annuities with living benefit guarantees, partially offset by a lower benefit from changes in equity market volatility and correlation assumptions on variable annuities with living benefit guarantees compared to the prior year period.
Amortization of DAC, which excludes mean reversion related impacts and the DAC offset to the market impact on variable annuity guaranteed benefits, increased $68 million, or 39%, to $241 million for the nine months ended September 30, 2020 compared to $173 million for the prior year period primarily reflecting the impact of unlocking, partially offset by a lower DAC amortization rate which is the result of lower surrenders on variable annuities. The impact of unlocking for the nine months ended September 30, 2020 was an expense of $108 million compared to an expense of $15 million in the prior year period. The unlocking impact for the third quarter of 2020 primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees compared to the prior year period.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$—	$4	$(4)	(100)%
Distribution fees	—	5	(5)	(100)
Net investment income	285	387	(102)	(26)
Premiums	76	904	(828)	(92)
Other revenues	53	45	8	NM
Total revenues	414	1,345	(931)	(69)
Banking and deposit interest expense	2	5	(3)	(60)
Total net revenues	412	1,340	(928)	(69)
Expenses
Distribution expenses	(5)	7	(12)	NM
Interest credited to fixed accounts	196	202	(6)	(3)
Benefits, claims, losses and settlement expenses	305	900	(595)	(66)
Amortization of deferred acquisition costs	3	52	(49)	(94)
Interest and debt expense	50	60	(10)	(17)
General and administrative expense	172	306	(134)	(44)
Total expenses	721	1,527	(806)	(53)
Adjusted operating loss	$(309)	$(187)	$(122)	(65)%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $122 million, or 65%, to $309 million for the nine months ended September 30, 2020 compared to $187 million for the prior year period.
LTC insurance had a pretax adjusted operating loss of $116 million for the nine months ended September 30, 2020 compared to a pretax adjusted operating earnings of $2 million for the prior year period reflecting the impact from unlocking and loss recognition, partially offset by the impacts from COVID-19, with fewer clients entering nursing homes as well as increased mortality-related terminations from clients on claim.
FA business had a pretax adjusted operating loss of $6 million for the nine months ended September 30, 2020 compared to a pretax adjusted operating earnings of $28 million for the prior year period reflecting fixed annuity net outflows, the impact of low interest rates and the impacts from unlocking.
Auto and home pretax adjusted operating earnings were $13 million for the nine months ended September 30, 2019. We sold AAH on October 1, 2019.

AMERIPRISE FINANCIAL, INC.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $102 million, or 26%, to $285 million for the nine months ended September 30, 2020 compared to $387 million for the prior year period primarily reflecting the sale of AAH and lower average invested assets due to fixed annuity net outflows and lower asset earned rates.
Premiums decreased $828 million, or 92%, to $76 million for the nine months ended September 30, 2020 compared to $904 million for the prior year period reflecting the sale of AAH.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, decreased $595 million, or 66%, to $305 million for the nine months ended September 30, 2020 compared to $900 million for the prior year period primarily reflecting the sale of AAH, partially offset by the impact of LTC unlocking and loss recognition and the FA unlocking impact.
Amortization of DAC, which excludes the DAC offset to the market impact on fixed index annuity benefits and the DAC offset to net realized investment gains or losses, decreased $49 million, or 94%, to $3 million for the nine months ended September 30, 2020 compared to $52 million for the prior year period reflecting the sale of AAH.
General and administrative expense, which excludes integration and restructuring charges, decreased $134 million, or 44%, to $172 million for the nine months ended September 30, 2020 compared to $306 million for the prior year period primarily due to the sale of AAH and lower project expenses.
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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.6 billion and 2.3%, respectively, as of September 30, 2020. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $10.3 billion and had a weighted average yield of 1.7% as of September 30, 2020. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2020 was approximately 1.7%.
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

AMERIPRISE FINANCIAL, INC.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2020:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(270)	$4	$(266)
DAC and DSIC amortization (2)(3)	(45)	—	(45)
Variable annuities:
GMDB and GMIB (3)	(12)	—	(12)
GMWB (3)	(393)	296	(97)
GMAB	(24)	23	(1)
Structured variable annuities	72	(60)	12
DAC and DSIC amortization (4)	N/A	N/A	9
Total variable annuities	(357)	259	(89)
Macro hedge program (5)	—	295	295
Fixed deferred indexed annuities	4	(4)	—
Certificates	2	(2)	—
IUL insurance	72	(55)	17
Total	$(594)	$497	$(88)	(6)

AMERIPRISE FINANCIAL, INC.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(53)	$—	$(53)
Variable annuities:
GMWB	1,654	(2,084)	(430)
GMAB	25	(32)	(7)
Structured variable annuities	(6)	25	19
DAC and DSIC amortization (4)	N/A	N/A	62
Total variable annuities	1,673	(2,091)	(356)
Macro hedge program (5)	—	(6)	(6)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	79	—	79
Banking deposits	45	—	45
Brokerage client cash balances	219	—	219
Fixed deferred indexed annuities	(1)	—	(1)
Certificates	18	—	18
IUL insurance	15	2	17
Total	$1,995	$(2,095)	$(38)
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
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately $(266) million.
The above results compare to an estimated negative net impact to pretax income of $90 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $37 million related to a 100 basis point increase in interest rates as of December 31, 2019. The change in interest rate exposure as of September 30, 2020 compared to December 31, 2019 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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

AMERIPRISE FINANCIAL, INC.
comparison across pricing vendors and due diligence reviews of vendors. See Note 12 to the Consolidated Financial Statements for additional information on our fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, indexed annuities and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2020. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $731 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2020 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, we had $7.4 billion and $3.7 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At September 30, 2020 and December 31, 2019, the parent company had $1.6 billion and $1.8 billion, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity include a line of credit with an affiliate up to $867 million and an unsecured revolving committed credit facility for up to $750 million that expires in October 2022. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of September 30, 2020 was $2.8 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.0 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2020, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. Compliance with these covenants is not currently impaired by the COVID-19 pandemic, and we remain in compliance with all such covenants at September 30, 2020.
On April 2, 2020, we issued $500 million of 3.0% unsecured senior notes due 2025 and incurred debt issuance costs of $4 million. The net proceeds from the sale of the notes will be used for general corporate purposes.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $200 million and $201 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities and residential mortgage backed securities, as of September 30, 2020 and December 31, 2019, respectively. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs and stress requirements.
On November 3, 2020, S&P Global lowered our issuer credit and senior unsecured debt rating from A with a negative outlook to A-with a stable outlook due to gradual expansion in our non-insurance businesses driving a S&P ratings methodology change. We do not believe this rating change will have a material impact on our access to or cost of capital or otherwise materially impact our liquidity.
We continue to monitor and respond to the ongoing COVID-19 pandemic. Our risk management strategy is designed to provide proactive protection during stress events such as the current pandemic. We believe our process is working as intended, and our liquidity and capital resources have remained a source of balance sheet strength during the nine months ended September 30, 2020.
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

AMERIPRISE FINANCIAL, INC.
Advisers, LLC, and Ameriprise International Holdings GmbH, which is the parent company of Threadneedle Asset Management Holdings Sàrl. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were
as follows:	Actual Capital		Regulatory Capital Requirements
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)
RiverSource Life (1)(2)	$3,973	$2,924	N/A	$601
RiverSource Life of NY (1)(2)	399	235	N/A	38
ACC (4)(5)	414	430	383	402
Threadneedle Asset Management Holdings Sàrl (6)	419	287	192	183
Ameriprise Bank, FSB (4) (7)	552	300	476	180
AFS (3)(4)	191	94	#	#
Ameriprise Captive Insurance Company (3)	45	48	11	9
Ameriprise Trust Company (3)	37	35	34	32
AEIS (3)(4)	125	133	25	22
RiverSource Distributors, Inc. (3)(4)	13	13	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	16	16	#	#
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2020 and December 31, 2019.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at September 30, 2020 represent calculations at December 31, 2019 of the rule based requirements, as specified by FCA regulations.
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
During the nine months ended September 30, 2020, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.5 billion (including $650 million from RiverSource Life) and contributed cash to its subsidiaries of $284 million (including $210 million to Ameriprise Bank, FSB). During the nine months ended September 30, 2019, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.9 billion (including $850 million from RiverSource Life) and contributed cash to its subsidiaries of $233 million (including $180 million to Ameriprise Bank, FSB).
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

AMERIPRISE FINANCIAL, INC.
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $386 million and $390 million for the nine months ended September 30, 2020 and 2019, respectively. On October 28, 2020, we announced a quarterly dividend of $1.04 per common share. The dividend will be paid on November 20, 2020 to our shareholders of record at the close of business on November 9, 2020.
In February 2019, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through March 31, 2021. In August 2020, our Board of Directors authorized an additional expenditure of up to $2.5 billion for the repurchase of shares of our common stock through September 30, 2022. As of September 30, 2020, we had $2.7 billion remaining under these share repurchase authorizations. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2020, we repurchased a total of 6.3 million shares of our common stock at an average price of $150.91 per share.
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
Operating Activities
Net cash provided by operating activities increased $3.1 billion to $5.6 billion for the nine months ended September 30, 2020 compared to $2.6 billion for the prior year period primarily reflecting a $697 million increase in cash from changes in brokerage deposits, an increase in cash collateral related to derivatives and a $229 million decrease in income taxes paid.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities increased $685 million to $2.4 billion for the nine months ended September 30, 2020 compared to $1.7 billion for the prior year period primarily reflecting a $2.7 billion increase in cash used for purchases of Available-for-Sale securities, a $222 million decrease in net cash flows related to investments of consolidated investment entities and a $110 million decrease to cash related to written options with deferred premiums partially offset by a $1.5 billion increase in proceeds from sales of Available-for-Sale securities, a $461 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities and a $345 million decrease in cash paid for the fixed annuities reinsurance arrangement.
Financing Activities
Net cash provided by financing activities decreased $271 million to $793 million for the nine months ended September 30, 2020 compared to $1.1 billion for the prior year period primarily reflecting a $450 million increase in repayments of our senior notes, a $150 million decrease in net cash flows related to policyholder account balances, a $197 million decrease in net cash flows from investment certificates, a $199 million decrease in net cash flows related to purchased options with deferred premiums partially offset by a $356 million decrease in share repurchases and a $382 million increase in borrowings by consolidated investment entities.
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

AMERIPRISE FINANCIAL, INC.
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
•the Company’s capital structure, including indebtedness, limitations on subsidiaries to pay dividends, and the extent, manner, terms and timing of any share or debt repurchases management may effect as well as the opinions of rating agencies (such as S&P Global recently lowering our issuer credit and senior unsecured debt rating) and other analysts and the reactions of market participants or the Company’s regulators, advisors, distribution partners or customers in response to any change or prospect of change in any such opinion;
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

AMERIPRISE FINANCIAL, INC.
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
•interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third party attacks on the Company’s systems (or other cybersecurity incidents), or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and
•general economic and political factors, including consumer confidence in the economy and the financial industry, the ability and inclination of consumers generally to invest as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the ongoing negotiations in connection with UK’s membership in the European Union and recent U.S. election), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and publicly-held firms, and regulatory rulings and pronouncements.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2020.
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
The ongoing coronavirus disease 2019 (‘‘COVID-19’’) pandemic creates significant and pervasive societal, economic and market disruption globally. In particular, global financial markets have seen increased volatility and significant changes to the value of investments. If the value of assets under management decreases, our revenue and operating results could be substantially impacted. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on current and future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, the effectiveness of our remote working and our ongoing phased office reopenings, the measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care, and new or interim regulation), the actions of other third parties in response to the pandemic, and the possible further impacts on the global economy. Given the uncertainty of future developments, we seek to manage our risks effectively, but our ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis and information in a situation that continues to develop. No assurance can be given that the steps we have taken will continue to be effective or appropriate.
Starting in the end of the first quarter of 2020, the COVID-19 pandemic impacted (and will likely continue to impact) each of our business segments. Consumer demand, client investing decisions in light of ongoing economic uncertainty, our fee and investment income, our owned asset values, and our credit reserve and other financial or actuarial assumptions and reserve calculations have been (and may further be) negatively impacted from a decline and volatility of asset prices, sustained reduction in interest rates, nonperformance credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. We are actively monitoring the potential direct and indirect impacts that the COVID-19 pandemic may have on our segments. The most significant impacts of the COVID-19 pandemic on the operational and financial results of our core business segments include:
•In our Advice and Wealth Management segment, the significant and ongoing impact of reduced interest rates, and the fee income impact from volatile equity markets and transactional client activity driven by client investing decisions in light of ongoing economic uncertainty;
•In our Asset Management segment, volatile average equity markets and changes in consumer demand and client investing decisions in light of ongoing economic uncertainty; and
•In our Retirement & Protection Solutions segment, the significant reduction in interest rates and the impact of volatile equity market levels on spread and fee income and the associated deferred acquisition cost amortization as well as changes in consumer demand and the operating environment that altered our mix of sales and product offerings.
If these conditions continue or worsen, we could experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, reduced client activity and fees, increased mortality and morbidity in our insurance policyholder base, increased constraints and costs of capital, possible impacts to our credit ratings and other negative impacts on our financial position.
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

AMERIPRISE FINANCIAL, INC.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2020:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2020
Share repurchase program (1)	433,550	$151.84	433,550	$406,770,075
Employee transactions (2)	45,499	$147.34	N/A	N/A

August 1 to August 31, 2020
Share repurchase program (1)	621,055	$157.76	621,055	$2,808,791,115
Employee transactions (2)	81,779	$159.73	N/A	N/A

September 1 to September 30, 2020
Share repurchase program (1)	1,013,362	$152.48	1,013,362	$2,654,274,924
Employee transactions (2)	17,936	$155.14	N/A	N/A

Totals
Share repurchase program (1)	2,067,967	$153.93	2,067,967
Employee transactions (2)	145,214	$155.28	N/A
	2,213,181		2,067,967
N/A  Not applicable.
(1) In February 2019, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of our common stock through March 31, 2021. In August 2020, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of our common stock through September 30, 2022.The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2020 and 2019; (iii) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (iv) Consolidated Statements of Equity for the three months and nine months ended September 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 9, 2020	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2020	By:	/s/ John R. Hutt
John R. Hutt
Senior Vice President – Corporate Finance and Controller
(Principal Accounting Officer)