Form 10-K
period 2020-12-31
AMERIPRISE FINANCIAL INC
filed 2021-02-24
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The aggregate market value, as of June 30, 2020, of voting shares held by non-affiliates of the registrant was approximately $18.1 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 12, 2021
Common Stock (par value $.01 per share)	116,752,287 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 28, 2021 (“Proxy Statement”).

AMERIPRISE FINANCIAL, INC.
FORM 10-K

PART I.
Item 1. Business
Overview
Ameriprise Financial is a diversified financial services company with a 125-year history of providing solutions to help clients confidently achieve their financial objectives. Ameriprise Financial, Inc. is a holding company incorporated in Delaware that primarily engages in business through its subsidiaries. Accordingly, references to “Ameriprise,” “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
We are a long-standing leader in financial planning and advice offering a broad range of products and services designed to achieve individual and institutional clients’ financial objectives. Our strategy is centered on helping our clients confidently achieve their goals by providing holistic advice and by managing and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.
Wealth Management
Our Advice & Wealth Management business is the primary growth engine of Ameriprise with a significant market opportunity. We are in a compelling position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the U.S., the ongoing transition of baby boomers into retirement, as well as Generation X and Millennials planning for retirement, continues to drive demand for financial advice and solutions. The amount of investable assets held by mass affluent and affluent households (our primary target market) is growing and now accounts for over half of U.S. investable assets. We define mass affluent and affluent as households with investable assets of more than $100,000, and we are increasingly focused on those with $500,000 to $5,000,000 in investable assets.
We are an industry-leading wealth manager with a differentiated advice value proposition. Our network of approximately 10,000 financial advisors (our “advisors”) is the primary channel through which we carry out our wealth management activities. Our capabilities are centered on establishing long-term personal relationships between our clients and our advisors. Through our affiliated advisors, we offer financial planning and advice, as well as banking and full-service brokerage services, primarily to retail clients.
We design products and services as solutions for our clients’ cash and liquidity, asset accumulation, income, protection, and estate and wealth transfer needs. The financial solutions we offer through our advisors also include other providers’ products as well as our own products and services. We distribute our own life and disability income insurance, as well as variable and structured variable annuity products through our advisor channel.
Our advisor force is among the largest in the industry and is central to how we serve our clients. We support our advisors with an integrated technology platform, training, leadership and marketing programs to assist them in serving their clients and growing their practices. Our nationally recognized brand combined with these programs and other support creates a compelling value proposition for financial advisors across the financial services industry. This is evidenced by our strong advisor retention and satisfaction and our ability to attract and retain experienced and productive advisors. We continuously invest in, develop, and refine capabilities and tools designed to maximize advisor productivity and client satisfaction.
Asset Management
Our global asset management capabilities, represented by the Columbia Threadneedle Investments® brand, offer a broad spectrum of investment advice and products to individual, institutional and high net worth investors. These investment products are primarily offered through third parties, though we also provide our asset management products through our advisor network. Our underlying asset management philosophy is rooted in delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 108 of our mutual funds globally are rated as four- and five-star funds by Morningstar.
We are positioned to continue to grow our assets under management and strengthen our asset management offerings to existing and new clients. We benefit from key strategic relationships we have established and have a strong institutional presence. Our asset management capabilities are designed to address mature markets in the U.S. and Europe as well as expanding into new global and emerging markets. In the past few years, we have expanded beyond our traditional strengths in the U.S. and the United Kingdom (“U.K.”). to serve more clients and gather assets in Continental Europe, Asia, Australia and New Zealand, the Middle East, South America and Africa. We continue to pursue opportunities to leverage the collective capabilities of our global asset management business in order to enhance our investment solutions and to develop new solutions that are responsive to client demand in an increasingly complex and competitive marketplace.
History and Development
Our company has a more than 125-year history of providing solutions to help clients confidently achieve their financial objectives. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers. In 1983, our company was formed as a Delaware corporation in connection with American Express’ acquisition of IDS Financial

Services from Alleghany Corporation. We changed our name to “American Express Financial Corporation” (“AEFC”) and began marketing our products and services under the American Express brand in 1994. In 2005, AEFC spun off from American Express to form Ameriprise Financial, Inc.
We have grown both organically in the products and services we provide, as well as inorganically through strategic acquisitions. This has allowed us to significantly enhance the scale, performance, and product offerings of our brokerage, financial planning, retail mutual funds and institutional asset management business in order to best serve our clients. Some of our acquisitions include Threadneedle Asset Management Holdings, H&R Block Financial Advisors, Inc., J. & W. Seligman & Co. Incorporated, Columbia Management, Emerging Global Advisors, LLC, Investment Professionals, Inc., and Lionstone Partners, Inc.
In order to focus our resources and advance our corporate strategy, we have divested or reinsured some of our businesses, including most recently on October 1, 2019, when we completed the sale of our Ameriprise Auto and Home Insurance business to American Family Insurance Mutual Holding Company (American Family Insurance) and in March 2019 when we reinsured approximately $1.7 billion of fixed annuity policies.
In May 2019, we received regulatory approvals and converted Ameriprise National Trust Bank to Ameriprise Bank, FSB to expand the products and services we can provide directly to our customers. At that time, Ameriprise Financial became a savings and loan holding company that is subject to regulation, supervision and examination by the Board of Governors for the Federal Reserve System (“FRB”), and Ameriprise Financial elected to be classified as a financial holding company subject to applicable regulation under the Bank Holding Company Act of 1956, as amended.
Our Integrated Model and Shift in Business Mix
The financial results from the businesses underlying our go-to-market approaches are reflected in our operating segments:
•Advice & Wealth Management;
•Asset Management;
•Retirement & Protection Solutions; and
•Corporate & Other.
As a diversified financial services firm, we believe our ability to gather assets is best measured by our aggregate assets under management and administration metric. At December 31, 2020, we had $1.1 trillion in assets under management and administration compared to $973 billion as of December 31, 2019. For a more detailed discussion of assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

We continue to execute on our strategy to shift our business mix toward lower capital, fee-based business. The following chart shows our current business mix represented by the contributions of each segment to our pretax adjusted operating earnings (excluding Corporate & Other segment) as well as a historical comparison.
Our Principal Brands
Our diversified products and services are offered through our brands:

We use the Ameriprise Financial® brand as our enterprise brand, as well as the name of our advisor network and certain of our retail products and services.

Our global Columbia Threadneedle Investments® brand represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (“Columbia Management”) and Threadneedle. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through Threadneedle Asset Management Holdings Sàrl and Ameriprise Asset Management Holdings Singapore (Pte.) and their respective subsidiaries (collectively, “Threadneedle”).

We use our RiverSource® brand for our annuity and protection products issued by RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY” and, together with RiverSource Life, the RiverSource Life companies”).

Our Segments - Advice & Wealth Management
We provide financial planning and advice, as well as full-service brokerage services, primarily to retail clients through our financial advisors. These services are centered on long-term, personal relationships between our advisors and our clients and focus on helping clients confidently achieve their financial goals. Our financial advisors provide a distinctive, holistic approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs and goals.
A significant portion of revenues in this segment are fee-based and driven by the level of client assets, which is impacted by both market movements and net asset flows. We also earn net investment income on owned assets from Ameriprise Certificate Company and Ameriprise Bank, both wholly owned subsidiaries of Ameriprise, and we earn financial planning fees as well as transaction and other fees. In addition, this segment earns revenue from distribution fees for providing non-affiliated products and intersegment revenues from distribution fees for providing our affiliated products and services to our retail clients. Intersegment expenses for this segment include investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.

Our Financial Advisor Platform
With approximately 10,000 advisors, we are a top five branded advisor platform in the U.S. market where we provide our services. Advisors can choose to affiliate with us in multiple ways as noted below, and each option offers different levels of support and compensation.
We offer the following products and services through our Advice & Wealth Management segment:
•Financial planning and advice services to provide personalized financial planning and financial solutions for which we charge fees and may receive sales commissions for selling products that aid in the client’s plan.
•Discretionary and non-discretionary investment advisory accounts for which we receive fees based on the assets held in that account, as well as related fees or costs associated with the underlying securities held in that account.
•Brokerage products and services for retail and institutional clients.
•Mutual fund offerings from our own Columbia Management family as well as approximately 160 unaffiliated mutual fund families, representing more than 2,200 mutual funds on our brokerage platform for which mutual fund families and other companies generally pay us a portion of the revenue generated from sales of those funds, administrative fees, and fees from the ongoing management attributable to our clients’ ownership in the fund.
•Insurance and annuities products from both RiverSource Life companies as well as certain third parties, and we receive a portion of the revenue generated from the sale of unaffiliated products and certain administrative fees.
•Cash management and banking products including broker sweep programs, cash management accounts, credit cards, margin loans and pledged asset lines of credit.
•Face-Amount Certificates through the Ameriprise Certificate Company, a wholly owned subsidiary and our earnings are based on the difference between the interest rates credited to certificate holders and the interest earned on the cash invested.
Our Segments - Asset Management
Through Columbia Threadneedle Investments, we provide investment management, advice and products to retail, high net worth and institutional clients on a global scale.
Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. Additional subsidiaries are also included in our Asset Management segment such as Lionstone Partners, LLC, the U.S. investment adviser for certain private funds and investment products focused on real estate.
Revenues in the Asset Management segment are primarily earned based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. At December 31, 2020, our Asset Management segment had $547 billion in worldwide managed assets.
Our Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management and Retirement & Protection Solutions segments. All intersegment activity is eliminated in our consolidated results.
Managed assets include external client assets and owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle Investments fund families and the assets of institutional clients. Managed external client assets also include assets managed by sub-advisers we select. Our external client assets are not reported on our Consolidated Balance Sheets, although certain investment funds marketed to investors may be consolidated at certain times. See Note 2 and Note 5 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on consolidation principles and details regarding the consolidated collateralized loan obligations (“CLOs”). Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and receives management fees. For additional details regarding our assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Investment Management Capabilities and Products
The investment management activities of Columbia Threadneedle Investments are conducted through specialized investment management teams located around the globe, including Boston, Chicago, Houston, London, Los Angeles, Menlo Park, Minneapolis, New York, Portland and Singapore.
Our investment management capabilities and products span a broad range of asset classes and investment styles to meet a variety of client needs. Looking at the type of the $547 billion in assets we manage, we have approximately 55% in equity, 36% in fixed income, 8% in alternatives, hybrids and other and 1% in money market.
We offer or make available the following products and services through our Asset Management segment:
•U.S. Registered Funds to the Columbia Management family of funds including retail mutual funds, exchange-listed exchange-traded funds and U.S. closed-end funds and variable insurance trust funds (“VIT Funds”) on which we earn management fees for managing the assets of the Columbia Management family of mutual funds based on the underlying value of the assets and service fees.
•Non-U.S. funds through Threadneedle include different risk-return options across regions, markets, asset classes and product structures, which include retail funds that are similar to U.S. mutual funds (such as Undertakings for the Collective Investment in Transferable Securities (“UCITS”) funds organized as Luxembourg-based investment companies with variable capital (“SICAVs”).
•Institutional and retail separately managed accounts for a range of clients, including pension, profit-sharing, employee savings, sovereign wealth funds and endowment funds, accounts of large- and medium-sized businesses and governmental clients, as well as the accounts of high net worth individuals and smaller institutional clients, including tax-exempt and not-for-profit organizations for which we receive management and performance-related fees.
•Other separately managed accounts, including those offered through models that represent assets under advisement.
•Management of owned assets such as assets held in the general account of our RiverSource Life companies, Ameriprise Certificate Company, and Ameriprise Bank.
•Management of CLOs, which includes providing collateral management services to special purpose vehicles which primarily invest in syndicated bank loans and issue multiple tranches of securities collateralized by the assets to provide investors with various maturity and credit risk characteristics for which we earn fees based on the value of assets and performance-based fees.
•Private funds where we provide investment management and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies, or non-U.S. entities for which we may receive fees based on the value of the assets or performance-based fees.
•Collective funds and separately managed accounts sponsored by Ameriprise Trust Company (“ATC”) and offered to certain qualified institutional clients such as retirement, pension, and profit-sharing plans for which it receives management fees.
•Sub-advised accounts for certain U.S. and non-U.S. funds, private banking individually managed accounts, common trust funds, and other portfolios sponsored or advised by other firms for which we earn management fees and possibly performance-based fees.
Distribution
We maintain distribution teams and capabilities that support the sales, marketing, and support of the products and services of our global asset management business. These distribution activities are generally organized into two major categories: retail distribution and institutional/high net worth distribution.
Retail Distribution
Columbia Management funds are sold through both our Advice & Wealth Management segment and through unaffiliated third-party financial intermediaries. Fees and reimbursements paid to such intermediaries may vary based on sales, redemptions, asset values, asset allocation, product mix, and marketing and support activities provided by the intermediary. Intersegment distribution expenses for services provided by our Advice & Wealth Management segment are eliminated in our consolidated results. Columbia Management Investment Distributors, Inc. acts as the principal underwriter and distributor of our Columbia Management family of funds. Pursuant to distribution agreements with the funds, we offer and sell fund shares on a continuous basis and pay certain costs associated with the marketing and selling of shares. We earn commissions for distributing the Columbia Management funds through sales charges on certain classes of shares and distribution (12b-1) and servicing-related fees based on a percentage of fund assets and receive intersegment allocation payments. This revenue is impacted by overall asset levels and mix of the funds.
Threadneedle funds are sold primarily through financial intermediaries and institutions, including banks, life insurance companies, independent financial advisers, wealth managers and platforms offering a variety of investment products. Threadneedle also distributes directly to certain clients. Various Threadneedle affiliates serve as the distributors of these fund offerings and are authorized to engage in such activities in numerous countries across Europe, the Middle East, the Asia-Pacific region and Africa. Certain Threadneedle fund offerings, such as its EU UCITS products, may be distributed on a cross-border basis while others are distributed exclusively in local markets.
Institutional and High Net Worth Distribution
We offer separately managed account services and certain funds to high net worth clients and to a variety of institutional clients, including pension plans, employee savings plans, foundations, sovereign wealth funds, endowments, corporations, banks, trusts, governmental entities, high net worth individuals and not-for-profit organizations. We provide investment management services for insurance companies, including our insurance subsidiaries. We also provide a variety of services for our institutional clients that sponsor retirement plans. We have dedicated institutional sales teams that market directly to such institutional clients. We concentrate on establishing strong relationships with both institutional clients as well as leading global and national consultancy firms across North America, Europe, the Middle East, Asia, New Zealand and Australia.
Our Segments - Retirement & Protection Solutions
RiverSource solutions help deliver on the Ameriprise client experience and Confident Retirement approach. We offer clients various annuities, life insurance, and disability insurance options to meet their needs or current stage in life—whether that is covering essentials, ensuring lifestyle, preparing for the unexpected or leaving a legacy. RiverSource seeks to partner with our advisors to address clients’ goals and long-term needs at a differentiated level and provide a strong risk profile given the clients our advisors serve.
Annuities
We provide RiverSource variable annuity products to individual clients to help individuals address their asset accumulation and income goals through our advisors. Our advisor network is the only distributor of RiverSource annuity products, although advisors can offer fixed and variable annuities from selected unaffiliated insurers as well.
Revenues for our variable annuity products are primarily earned as fees based on a contractholder’s benefit base, contract value or separate account values, which is impacted by both market movements and net asset flows. We also earn net investment income on general account assets supporting reserves for immediate annuities with a non-life contingent feature, structured variable annuities, for certain guaranteed benefits offered with variable annuities, and on capital supporting the business. We also earn investment income on any fixed investment option within our variable annuity products. In addition, we receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested. Revenues for our immediate annuities with a life contingent feature are earned as premium revenue. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds previously discussed. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Protection
We provide a variety of products to address the protection and risk management needs of our retail clients, including life and disability income insurance. Though our advisors may also offer insurance products of unaffiliated carriers, we offer RiverSource insurance products exclusively through our advisors. The primary sources of revenues for our protection business are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of the RiverSource Life companies’ separate account assets supporting variable universal life investment options. The protection products earn intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for the protection products include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
RiverSource Insurance Products
Through the RiverSource Life companies and our Retirement & Protection Solutions segment we offer the following products:
•Structured Variable Annuities use the performance of an underlying equity market index to determine earnings, up to either a cap or floor.
•Variable Annuities provides returns linked to underlying investments of the contractholder’s choice of certain funds, as well as additional benefits, such as guaranteed minimum death benefits and guaranteed living benefits.

•Variable Universal Life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.
•Universal Life Insurance credits interest at fixed interest rates. Universal Life Insurance may also contain product features that credit interest at a rate linked to an underlying equity market index.
•Term Life Insurance provides a death benefit, but it does not accumulate cash value.
•Disability Income Insurance provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability or at any suitable occupation for premium payments that are guaranteed not to change.
We also offer our clients various riders and alternatives. Our sales of RiverSource individual life insurance in 2020, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 40% universal life, 56% variable universal life and 4% term life.
Reinsurance
We reinsure a portion of the insurance risks associated with our currently offered life and disability income products (as well as previously sold fixed annuity and long-term care products included in our Corporate & Other segment) through reinsurance agreements with unaffiliated reinsurance companies. We use reinsurance to limit losses, reduce exposure to large and catastrophic risks, and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, we evaluate the financial condition of reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured. See Note 7 and Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance. At a general level, we reinsure all or part of the following (with the closed blocks in our Corporate & Other segment):

Product	Reinsurance Type
Term Life	Coinsurance
UL & VUL	Yearly Renewable Term
Fixed Annuity (closed block in Corporate & Other)	Coinsurance
Long Term Care (closed block in Corporate & Other)	Coinsurance
Disability Income	Coinsurance
Our Segments - Corporate & Other
Our Corporate & Other segment consists of closed block of business and net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses.
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
Nursing home indemnity LTC policies provide a predefined daily benefit if the insured is confined to a nursing home, subject to various maximum benefit periods, regardless of actual expenses of the policyholder. Our older generation nursing home indemnity LTC policies were primarily written between 1989 through 1999 and represent half of our policies.
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
Our closed block LTC was sold on a guaranteed renewable basis which allows us to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage and benefit increase option. Premium rates are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income and profit. We develop our assumptions based on our own claims and persistency experience. In line with the market, we have pursued nationwide premium rate increases for many years and expect to continue to pursue rate increases over the next several years. In general, since very little of our LTC business is subject to rate stability regulation, we have historically followed a policy of pursuing smaller, more frequent increases in order to align policyholder and historic shareholder objectives, but have recently pursued larger increases as an additional method to manage the LTC business. We also provide policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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

For more information regarding LTC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Corporate and Other” included in Part II, Item 7 of this Annual Report on Form 10-K.
Closed Block Fixed Annuities
In 2020, we stopped new sales of fixed annuities and moved the Fixed Annuities and Fixed Indexed Annuities business to the Corporate & Other segment as a closed block. These segment reporting changes align with the way our CEO, who is our chief operating decision maker, began assessing the performance of our reportable segments and other business activities effective in the third quarter of 2020. Certain prior period amounts have been revised to conform to the current presentation.
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
Our Asset Management segment competes on a global basis to acquire and retain managed and administered assets against a substantial number of firms, including those in the categories listed above. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, service quality, brand recognition, reputation and the ability to attract and retain investment personnel. Furthermore, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles), client interest in funds with particular environmental, social, or governance practices, client or regulatory requirements on use of client commissions for research, and downward pressure on fees present various challenges to our business and may favor different competitors that focus more on “passive” investing styles. The impact of these factors on our business may vary from country to country and certain competitors may have certain competitive advantage in certain jurisdictions. As an example, the implementation of the terms of the British exit from the European Union (“EU”) (commonly known as “Brexit”) and other regulatory or political impacts may ultimately favor certain types of asset managers in the EU over non-EU firms.
Competitors of our Retirement & Protection Solutions segment consist of both stock and mutual insurance companies. Competitive factors affecting the sale of variable annuity and insurance products include distribution capabilities, price, product features, hedging capability, investment performance, commission structure, perceived financial strength and financial strength ratings, claims-paying ratings, service, advertising, brand recognition and financial strength ratings from rating agencies such as A.M. Best.
Human Capital Management
Ameriprise Financial has a strong values-driven and inclusive culture that is the foundation of all that we do. While our individual business lines serve different client needs, we share a common vision and core set of values that drives our business and how we work with clients and each other. Our values are the following:
•Client focused;
•Integrity always;
•Excellence in all we do; and
•Respect for the individuals and for the communities in which we live and work.
We aspire to provide an excellent employee and advisor experience for our approximately 12,300 employees (which includes over 2,000 employee advisors and over 10,300 corporate employees) and 7,800 franchise advisors. We are committed to investing in our human capital programs and services to ensure a highly competitive employee value proposition. We aim to attract, retain, engage, and develop a diverse, high performing workforce with a best-in-class development curriculum, strong leadership and comprehensive employee benefits and wellness programs. In 2020:
•We continued to generate strong employee engagement, including in our annual engagement survey where our results exceeded external benchmarks. 93% of employees participated in our survey and we received 89% favorable scores in both employee engagement and leadership effectiveness.
•87% of our employees participated in development training, with an average of 11.4 training hours per employee.
•We retained 96% of our high performing employees.
•The retention rate among affiliated advisors who have been with us for more than 10 years is 95%.

•We have also continued to attract experienced, productive advisors, with 336 experienced advisors moving their practices to Ameriprise in 2020 and approximately 1,700 in the last 5 years.
Our diversity and inclusion vision is to foster a diverse and inclusive workforce so that everyone at Ameriprise feels like they can belong, grow, and contribute in a culture that unleashes their potential. This includes ensuring meaningful dialogue between leaders and employees on current diversity and inclusion topics, leveraging programs to attract, retain and advance diverse talent, and continuing to evolve our leadership development curriculum and training for employees and advisors. Our focus on fostering a diverse and inclusive culture is also reflected in our clear policies and practices to promote a safe, inclusive and respectful workplace. Our 13 business resource networks engage over 9,000 participants globally each year to promote cultural awareness and community involvement while providing employees and advisors with wellness and career development resources.
Importantly, our compensation programs are designed to drive a high-performing workforce with deliberate alignment of rewards with client and shareholder success. Weighing both individual goal achievement (the “what”) and leadership performance (the “how”) is critical to driving strong business results and engaging, motivating and retaining our employees.
Ameriprise was well prepared to manage through the unexpected pandemic and its associated impacts because of the strategic investments and actions we have taken over many years. From the start, our priority was serving our clients, as well as the health and safety of the Ameriprise employees. As we navigated through this challenging environment, our balance sheet strength and risk management foundation were keys to our success.
We remain focused on protecting the health and safety of our employees and advisors through a variety of strategic actions, including:
•Effective business continuity planning and strong technology infrastructure enabled a rapid transition to work-from-home for approximately 95% of our workforce
•Implemented comprehensive safety protocols across all locations for those who needed access to our offices
•Provided proactive and frequent updates to employees, advisors, and clients regarding support available during remote environment
•Significantly increased engagement through successfully transitioning to virtual recruiting, onboarding and development for employees and advisors
•Quickly developed and implemented leader resources to effectively lead engaged and productive virtual teams in a remote work environment
•Emphasized existing and new virtual benefit resources to support all aspects of employee well-being (i.e. physical, emotional, social and financial)
•Expanded our employee assistance program resources to non-employee advisors.
•We are committed to ensuring safe return to the workplace through a phased approach informed by local requirements with focus on employee safety while supporting business needs
In addition, our CEO and Executive Leadership Team, in alignment with the Board of Directors, have worked diligently to position the company to “emerge stronger” from the COVID-19 pandemic. Through the challenges over this past year, we have grown as a company, from how we support and engage our clients and our workforce, and we are continuing to find ways to innovate, change, adapt and modernize in all aspects of our business.
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
Enterprise Risk Management
Enterprise risk management and our risk management program is an important component in how we manage our business. All subsidiaries of Ameriprise must comply with Ameriprise’s enterprise risk management policy and framework, which: (i) establishes a structure for effective enterprise risk management, including oversight and governance; (ii) delineates key constituent roles and responsibilities; and (iii) imposes a number of core risk management processes. The enterprise risk management policy is designed to manage risks that may impact Ameriprise, including capital, credit, market, liquidity, operational, strategic, reputational, legal and compliance, and product. The enterprise risk management policy is supported by underlying risk policies at each Ameriprise business unit that provide further detail on the business unit’s risk governance, appetite, and tolerance.
Regulation
Virtually all aspects of our business, including the activities of the parent company and our subsidiaries, are subject to various federal, state, local and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory and law enforcement agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations can be significant, and the consequences for the failure to comply may include civil or criminal charges, fines, censure, the suspension of individual employees, restrictions on or prohibitions from engaging in certain lines of business (or in certain states or countries), revocation of certain registrations and reputational damage. We have made and expect to continue to make significant investments in our compliance and supervision processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.
We operate in a highly scrutinized regulatory environment and it remains subject to change. Regulatory developments, both in and outside of the U.S., have resulted or are expected to result in greater regulatory oversight and internal compliance obligations for firms across the financial services industry. In addition, we continue to see enhanced legislative and regulatory interest regarding retirement investing and fiduciary initiatives, as well as cybersecurity, responsible information, financial crime and privacy matters, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. States continue to add new complexity to the patchwork of laws already in existence relating to privacy and cybersecurity and we are expecting similar new laws this year in multiple states. The same complexity resulting from multiple standards exists for retirement investing where individual states and federal regulators continue to propose or enact their own rules. These legal and regulatory changes have impacted and may in the future impact how we are regulated and how we operate and govern our businesses.
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
- Ameriprise Financial Services, LLC (introducing B-D)
- Columbia Management Investment Distributors, Inc. (limited purpose B-D)
- RiverSource Distributors, Inc. (limited purpose B-D)

Investment Advisers regulated by the SEC

- Ameriprise Financial Services, LLC
- Columbia Management Investment Advisers, LLC
- Columbia Wanger Asset Management, LLC
- Threadneedle International Ltd (FCA is primary regulator)
- Lionstone Partners, LLC
- Columbia Cent CLO Advisers, LLC

Banking and Trust-related entities

Entity	Regulator
Ameriprise Trust Company	Minnesota Dept of Commerce
Ameriprise Bank, FSB	Office of the Comptroller of the Currency

Board of Governors for the Federal Reserve System

- Ameriprise Financial, Inc.

Investment Companies registered under the Investment Company Act

- Ameriprise Certificate Company
- In addition, we advise numerous '40 Act funds

Commodities, Futures and Options Regulators

Entity	Regulator
American Enterprise Investment Services, Inc.	Commodity Futures Trading Commission (CFTC): Options Clearing Corporation
Ameriprise Financial Services, LLC	CFTC; National Futures Association (NFA)
Columbia Management Investment Advisers, LLC	CFTC; NFA
Threadneedle International Ltd	CFTC; NFA

Primary State Regulators for Insurance Companies/Agencies

Entity	Regulator
RiverSource Life Insurance Company	Minnesota Department of Commerce is domiciliary regulator
RiverSource Life Insurance Co. of New York	New York State Department of Financial Services is domiciliary regulator
Ameriprise Captive Insurance Company	State of Vermont Department of Banking, Insurance, Securities and Health Care Administration is domiciliary regulator

Primary International Regulators

Entity	Regulator	Jurisdiction
Threadneedle International Ltd	Financial Conduct Authority (FCA)	United Kingdom
Threadneedle Pensions Ltd	FCA; Prudential Regulatory Authority	United Kingdom
Threadneedle Investments Singapore (Pte.) Ltd.	Monetary Authority of Singapore	Singapore
Threadneedle Management Luxembourg S.A.	Commission de Surveillance du Secteur Financier	Luxembourg
Threadneedle Portfolio Services Hong Kong Limited	Securities and Futures Commission	Hong Kong
Columbia Threadneedle Investments (ME) Limited	Dubai Financial Services Authority	Dubai
Threadneedle Asset Management Ltd	FCA	United Kingdom
Threadneedle Investment Services Ltd	FCA	United Kingdom

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
Advice & Wealth Management Regulation
Certain of our subsidiaries are registered with the U.S. Securities and Exchange Commission (“SEC”) as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and with certain states, the District of Columbia and other U.S. territories. Our broker-dealer subsidiaries are also members of self-regulatory organizations, including FINRA, and are subject to the regulations of these organizations. The SEC and FINRA have stringent rules with respect to the net capital requirements (which includes rules around customer protection) and the marketing and trading activities of broker-dealers. Our broker-dealer subsidiaries, as well as our financial advisors and other personnel, must obtain all required state and FINRA licenses and registrations to engage in the securities business and take certain steps to maintain such registrations in good standing. SEC regulations also impose notice requirements and capital limitations on the payment of dividends by a broker-dealer to a parent.

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
The SEC’s Regulation Best Interest became effective on June 30, 2020. Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Furthermore, several states have either issued their own best interest or fiduciary rules or are considering doing so and those rules may be limited to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The DOL has finalized its voluntary exemption for providing investment advice to retirement account clients and has reinstated prior guidance for determining who is an investment advice fiduciary under pension regulations. The Certified Financial Planner Board updated its professional standards of conduct to include a fiduciary standard that will apply to financial advisors who hold a Certified Financial Planner designation. Currently, Ameriprise has approximately 4,100 financial advisors who hold a Certified Financial Planner designation. Considering the various fiduciary rules and regulations that continue to be proposed, finalized, and sometimes withdrawn or amended, we continue to exert significant efforts to evaluate and prepare to comply with each rule.
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
Many aspects of the regulation that applies to our Advice & Wealth Management segment also apply to our Asset Management segment. For example, Columbia Management Investment Distributors, Inc. is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and distributor for Columbia Management funds and other products. Additionally, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the DOL would be relevant to our global asset management business. We continue to review and analyze the potential impact of these regulations across each of our business lines.
In addition, certain of our asset management subsidiaries are registered with the CFTC as a commodity trading advisor and commodity pool operator and are also members of the NFA. In this regard, we are subject to additional registration and reporting requirements with respect to certain registered investment companies and other pooled vehicles that use or trade in futures, swaps and other derivatives that are subject to CFTC regulation.

Non-U.S. Regulation
U.K. Regulation
Outside of the U.S., Columbia Threadneedle Investments is authorized to conduct its financial services business in the U.K. under the Financial Services and Markets Act 2000. Threadneedle is currently regulated by the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”). FCA and PRA rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance. As with the U.S. regulatory environment, we continue to see enhanced legislative and regulatory interest regarding financial services. Key U.K. regulatory developments and trends include the following:
•Brexit. The trade and cooperation agreement between the U.K. and EU does not include cross-border financial services. As a result, our U.K. asset management business is no longer able to market its services into the EU on a passporting basis and must now comply with local EU and country requirements as a non-EU firm, which includes leveraging our Luxembourg-based management company affiliate to provide services and marketing to EU clients and investors.
•Operational Resilience. U.K. regulators have published proposals to improve the “operational resilience” of the U.K. financial systems and firms and these new rules will be phased in from 2021.
•Financial Resilience. EU and U.K. regulators will revise the prudential regime applying to asset managers. This will be phased in from 2021 over a five-year period.
Having withdrawn from the EU, the U.K. and others will need to negotiate the terms of multiple new relationships, which will take some time. The full impact of Brexit and its related consequences remain uncertain, including with respect to ongoing negotiations between the U.K. and EU on financial services and new trade agreements with global trading partners. We continue to actively monitor the dynamic Brexit situation and political activity around Brexit.
We have an established fund range domiciled in Luxembourg (both UCITS and Alternative Investment Funds) along with a Luxembourg-based management company, and Columbia Threadneedle Investments has expanded the regulated permissions of the Luxembourg management company to perform fund management, administration and distribution functions. Therefore, we are well placed to continue to serve investors in the EU. We have replicated, and will continue to replicate, appropriate funds from our U.K.-based open-ended investment company (“OEIC”) range within our Luxembourg SICAV platform. We have a well-resourced and experienced product development team with the capacity to ensure the needs of our clients are met in an efficient and transparent manner. As a result of our expansion of regulated permissions in Luxembourg, we expect to have greater engagement with the Commission de Surveillance du Secteur Financier (“CSSF”), as the primary regulator of our Luxembourg business and its EU branches and funds.
Pan-European and Other Non-U.S. Regulation
In addition to the above, certain of our asset management subsidiaries and branches are required to comply with pan-European directives as issued by the European Commission and adopted by EU member states. Certain of these directives have impacted and will continue to impact our global asset management business. For example, certain of our asset management subsidiaries are required to comply with the Markets in Financial Instruments Directive (“MiFID II”), Markets in Financial Instruments Regulation (“MiFIR”), Alternative Investment Fund Managers Directive (“AIFMD”), European Market Infrastructure Regulation (“EMIR”) and the Undertakings for Collective Investment in Transferable Securities Directives (“UCITS”). These requirements impact the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. EMIR provides a framework for the regulation of over the counter and exchange-traded derivative markets. Similar to the developments in the U.S., we continue to see enhanced legislative and regulatory interest regarding financial services through international markets, including in the U.K. and EU where we have a substantial asset management business. These international rules, proposed rules, regulatory priorities or general discussions may impact us directly or indirectly, including as a regulated entity or as a service provider to, or a business receiving services from or engaging in transactions with, regulated entities. In addition to regulations noted in this section, within the EU and the U.K. we have been and will continue to address regulatory reforms or structural changes including but not limited to: enhanced regulatory focus and specific EU regulations on sustainable finance and environmental, social and governance (ESG); Senior Manager and Certification Regime; Solvency II; Packaged Retail and Insurance-based Investment Products; Market Abuse Regulation; Transparency Directive II; Fifth Money Laundering Directive; EU Benchmarks Regulation; Money Market Fund Regulation; Shareholder Rights Directive; Securitisation Regulation; and Criminal Finance Act. In addition, although the U.K. has now left the EU, the U.K. regulators may choose to implement future EU regulations and apply them in the U.K. potentially with significant variation from the EU regulations and potentially increasing the complexity and costs for our compliance.
The EU’s General Data Protection Regulation (“GDPR”) sought to harmonize data protection legislation and introduced changes in areas such as: (i) governance and oversight, (ii) processing of personal data, (iii) enhancements around consent and data subject rights, and (iv) international data transfers. GDPR is a step change in the way personal data is regulated in Europe and outside of Europe to the extent that goods or services are being marketed to EU citizens and their personal information is collected and processed in the course of that interaction. We are mindful of other upcoming regulatory changes (including those arising from Brexit) and the impact data privacy regulations will have on our current business model post-Brexit.
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
Threadneedle companies and activities are also subject to other local country regulations and regulators in Europe, Dubai, Hong Kong, the U.S., South Korea, South America and Australia. Additionally, many of our subsidiaries, including Columbia Management, are also subject to foreign, state and local laws with respect to advisory services that are currently offered and provided by these subsidiaries, including services provided to government pension plans.
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
Ameriprise Trust Company is primarily regulated by the Minnesota Department of Commerce (Banking Division) and is subject to capital adequacy requirements under Minnesota law. It is prohibited from accepting deposits or making personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of our business, including the activities of our trust company, fall within the compliance oversight of the DOL and the Department of Treasury, particularly regarding the enforcement of ERISA, and the tax reporting requirements applicable to such accounts. Ameriprise Trust Company, as well as our investment adviser subsidiaries, may be subject to ERISA, and the regulations thereunder, insofar as they act as a “fiduciary” under ERISA with respect to certain ERISA clients.
Retirement & Protection Solutions Regulation
Our insurance subsidiaries are subject to supervision and regulation by states and other territories where they are domiciled or otherwise licensed to do business. The primary purpose of this regulation and supervision is to protect the interests of contract holders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. The Minnesota Department of Commerce, and the New York State Department of Financial Services (the “Domiciliary Regulators”) regulate certain of the RiverSource Life companies. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies are regulated by each of the insurance regulators in the states where each is authorized to transact business. Financial regulation of our RiverSource Life companies is extensive, and their financial transactions (such as intercompany dividends and investment activity) may be subject to pre-approval and/or continuing evaluation by the Domiciliary Regulators.
Aspects of the regulation applicable to our Advice & Wealth Management segment also apply to our Retirement & Protection Solutions segment. For example, RiverSource Distributors is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through Ameriprise Financial Services, LLC (“AFS”) and third-party channels. Additionally, ERISA, the SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the DOL are relevant to the our insurance and annuities business. We continue to review and analyze the potential impact of these regulations across each of our business lines.
All states require participation in insurance guaranty associations, which assess fees (subject to statutory limits) to insurance companies in order to fund claims of policyholders and contract holders of insolvent insurance companies. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insurer’s insolvency. See Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.
Certain variable annuity and variable life insurance contracts offered by the RiverSource Life companies, and certain separate accounts supporting such contracts, constitute and are registered as securities under the Securities Act of 1933 and as investment companies under the Investment Company Act of 1940, as amended. As such, these products are subject to regulation by the SEC and FINRA.
The Federal Insurance Office (“FIO”) within the U.S. Department of Treasury does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework in addition to providing periodic reports to the President and Congress. We monitor the FIO’s activity to identify and assess emerging regulatory priorities with potential application to our business.
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
Our RiverSource Life companies are subject to various levels of regulatory intervention if their total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2020:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$993	$5,021	506%
RiverSource Life of NY	$42	$323	770%
Ameriprise Financial, as a direct and indirect owner of its insurance subsidiaries, is subject to the insurance holding company laws of Minnesota and New York (the states where its insurance subsidiaries are domiciled). These laws generally require insurance holding companies to register with the insurance department of the insurance company’s state of domicile and to provide certain financial and other information about the operations of the companies within the holding company structure.
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
Federal Banking and Financial Holding Company Regulation
Ameriprise Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”), which is the primary regulator of federal savings banks, and by the Federal Deposit Insurance Corporation (“FDIC”) in its role as insurer of Ameriprise Bank's deposits. As a federally chartered savings bank, Ameriprise Bank is subject to numerous rules and regulations governing all aspects of the banking business, including lending practices and transactions with affiliates. Ameriprise Bank is also subject to specific capital rules and limits on capital distributions, including payment of dividends. If Ameriprise Bank's capital falls below certain levels, the OCC would be required to take remedial actions and could take other actions, including imposing further limits on dividends or business activities. In addition, an array of Community Reinvestment Act (“CRA”), fair lending and other consumer protection laws and regulations apply to Ameriprise Bank.
As the controlling company of Ameriprise Bank, Ameriprise Financial is a savings and loan holding company that is subject to regulation, supervision, and examination by the FRB. Ameriprise Financial has elected to be classified as a financial holding company subject to applicable regulation under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). Further, FRB regulation and supervisory oversight of Ameriprise Financial includes examinations, regular financial reporting, and prudential standards, such as capital, liquidity risk management, and parameters for business conduct and internal governance.
Under the Bank Holding Company Act, bank holding companies and their banking subsidiaries are generally limited to the business of banking and activities closely related or incidental to banking. As a financial holding company we may engage in activities that are financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of either a bank holding company (or a bank) without the prior approval of the FRB or of a non-financial company absent an available exemption.
In order to maintain Ameriprise’s status as a financial holding company, Ameriprise Bank, as Ameriprise’s sole insured depository institution subsidiary, must remain “well-capitalized” and “well-managed” under applicable regulations, and must receive at least a “satisfactory” rating in its most recent examination under the CRA. In addition, Ameriprise, as a financial holding company, must remain “well-capitalized” and “well-managed” in order to maintain its status as a financial holding company. Failure to meet one or more of these requirements would mean, depending on the violation and any agreement then reached with the FRB, Ameriprise Financial could not undertake new activities, continue certain activities or make acquisitions other than those generally permissible for bank holding companies until such violation is cured.

After a conformance period that ends in May 2021, we will be subject to what is commonly referred to as the Volcker Rule. The Volcker Rule prohibits “banking entities,” including us and our affiliates, from engaging in certain “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making-related activities, asset management, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with “covered funds,” with a number of exemptions and exclusions. It also requires banking entities to have comprehensive compliance programs reasonably designed to ensure and monitor compliance with the Volcker Rule.
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
In 2017, the FCA, announced that London Interbank Offered Rate (“LIBOR”) is to be phased out and secured agreement with panel banks to continue to submit to LIBOR until the end of 2021. All currencies, except U.S. Dollar, are expected to cease publication on December 31, 2021, and U.S. Dollar LIBOR will cease publication in June 2023. We are reviewing products and documents that rely on LIBOR and plan to migrate them to an alternate rate.
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
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act, was enacted in October 2001. It substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S. In response, we enhanced our existing anti-money laundering programs and developed new procedures and programs, including enhancing our “know your customer” and “due diligence” programs. In addition, we will continue to comply with anti-money laundering legislation in the U.K. derived from applicable EU directives and international initiatives adopted in other jurisdictions in which we conduct business.
Exchange Act Reports and Additional Information
We maintain an Investor Relations website at ir.ameriprise.com. Investors can also access the website through our main website at ameriprise.com by clicking on the “Investor Relations” link located at the bottom of our homepage (ameriprise.com). We use our Investor Relations website to announce financial and other information to investors and to make available SEC filings, press releases, public conference calls and webcasts. Investors and others interested in the company are encouraged to visit the Investor Relations website from time to time, as information is continuously updated and posted. Additionally, users can sign up to receive automatic notifications when new materials are posted. The information found on the website is not incorporated by reference into this report or in any other report or document we furnish or file with the SEC.

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
Market Risks
The COVID-19 pandemic creates significant risks and uncertainties for our business.
The ongoing coronavirus disease 2019 (“COVID-19”) pandemic has created and continues to create significant and pervasive societal, economic and market disruption globally. In particular, financial markets have seen increased volatility and significant changes to the value of investments. If the value of assets under management decreases, our revenue and operating results could be substantially impacted. While portions of world economies have been differently impacted by the pandemic, there is still significant uncertainty around the extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition depends on current and future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, success of worldwide vaccination efforts, possible mutations of COVID-19 or similar diseases, the effectiveness of our remote working and our ongoing phased office reopenings, the measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care, and new or interim regulation), the actions of third parties in response to the pandemic, and the possible further impacts on the global economy. It is unclear when we will have a sustained recovery and what that recovery will look like, so we seek to effectively manage our risks, but our ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis in an ever-changing situation. No assurance can be given that the steps we have taken will continue to be effective or appropriate.
Starting in the end of the first quarter of 2020, the COVID-19 pandemic impacted, and will likely continue to impact, each of our business segments. Consumer demand, client investing decisions in light of ongoing economic uncertainty, our fee and investment income, our owned asset values, and our credit reserve and other financial or actuarial assumptions and reserve calculations have been, and may further be, negatively impacted from a decline and volatility of asset prices, sustained reduction in interest rates, nonperformance credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. Though we have navigated the first months of the pandemic, we continue to actively monitor the potential direct and indirect impacts that the COVID-19 pandemic may have on our segments. The most significant impacts of the COVID-19 pandemic on the operational and financial results of our core business segments include:
•In our Advice & Wealth Management segment, the significant and ongoing impact of reduced interest rates, and the fee income impact from volatile equity markets and transactional client activity driven by client investing decisions from ongoing economic uncertainty;
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
COVID-19 has had wide-reaching impacts, making many decisions, interactions and transactions more complex. The COVID 19 pandemic may also affect the ability of our suppliers, distributors, vendors, reinsurers and other counterparties to provide products and services and otherwise fulfill their commitments to us.
Our financial condition and results of operations may be adversely affected by market fluctuations and by economic, political and other factors.
Our financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, regional, national or local in nature, include: (i) the COVID-19 pandemic, or any variation thereof; (ii) political, social, economic and market conditions; (iii) the availability and cost of capital; (iv) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (v) technological changes and events; (vi) U.S. and foreign government fiscal and tax policies; (vii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (viii) the availability and cost of credit; (ix) inflation; (x) investor sentiment and confidence in the financial markets; (xi) terrorism and armed conflicts; and (xii) natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact client activity in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives.
Declines and volatility in U.S. and global market conditions (such as that from COVID-19) have impacted our businesses in the past, are impacting us now and may do so again. Our businesses have been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline and stress or recession in the U.S. and global economies generally. Each of our segments operates in these markets with exposure for us and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. It is difficult to predict when, how long and to what extent the aforementioned adverse conditions will exist, which of our markets, products and businesses will be directly affected and to what extent our clients may seek to bring claims arising out of investment performance that is affected by these conditions. As a result, these factors could materially adversely impact our financial condition and results of operations.
These factors will also impact client behavior. Market downturns, stagnation, and volatility may cause, and have caused, individual investors to limit or decrease their participation in global markets negatively impacting our retail business and/or our product sales. Market conditions, regulatory actions, tax laws, and our competitive industry environment are among the reasons current shareholders in our mutual funds, OEICs, SICAVs, unit trusts and investment trusts, contractholders in our annuity products and policyholders in our protection products may opt to withdraw cash values for those products (or for certain protection products, to reduce their withdrawal activity). If we are unable to offer appropriate product alternatives which encourage customers to continue purchasing in the face of actual or perceived market volatility, our sales and management fee revenues could decline.
Downturns and volatility in markets (including equity, fixed income, real estate, infrastructure and other markets) have had, and may in the future have, an adverse effect on the revenues and returns from our asset management services, retail advisory accounts, variable annuity contracts and banking products. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, a significant portion of our revenue is derived from investment management agreements with the Columbia Management family of mutual funds which are terminable on 60 days’ notice. Although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can terminate their relationships with us or our financial advisors at will or on relatively short notice. Further, a number of the products and services we make available to our clients are those offered by third parties and negative perceptions of these financial products and services (or the financial industry in general) may impact the number of withdrawals and redemptions or reduce purchases made by our clients, which would adversely impact the levels of our assets under management. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles), changes in our (or our advisors’) reputation in the marketplace, changes in client or relationship management, loss of key investment management personnel and financial market performance. This reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business.
Most of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum withdrawal and accumulation benefits. Decline or volatility in equity and/or bond markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. Although we have hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity and/or bond market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. Further, the cost of hedging our liability for these guarantees has increased as a result of low interest rates and volatility in the equity markets as well as broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties. In addition, heightened volatility (and the transition away from LIBOR as a widely accepted interest rate reference) creates greater uncertainty for future hedging effectiveness.
Changes in interest rates and prolonged periods of low interest rates and even negative interest rates may adversely affect our financial condition and results of operations.
Certain of our insurance, annuity, investment products and banking products are sensitive to interest rate fluctuations (inclusive of changes in credit spreads), which could cause future impacts associated with such fluctuations to differ from our historical costs. In addition, interest rate fluctuations (and impacts from volatility or low interest rates on changes in credit spreads) could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products. Although we typically hedge to mitigate some of the effect of such fluctuations, significant changes in interest rates (or prolonged periods of low interest rates) could have a material adverse impact on the profitability of certain products or product lines or our results of operations.
Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates or stagnancy of low interest rates, the interest we receive on variable interest rate investments decreases and we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which increases the risk that we may have to reinvest the cash proceeds of these securities in lower-yielding or lower-credit instruments.
During these periods, our spread may be reduced or could become negative, primarily because some of our products have guaranteed minimum crediting rates. Due to the long-term nature of the liabilities associated with certain of our businesses, such as long term care and universal life with secondary guarantees as well as fixed annuities and guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject us to reinvestment risks and increased hedging costs. In addition, reduced or negative spreads may require us to accelerate amortization of deferred acquisition costs (“DAC”), which would increase our expenses and reduce our net earnings in the period where we accelerate amortization of DAC. The pattern of DAC amortization is impacted by the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. We periodically review and, where appropriate, adjust our assumptions.
During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance, fixed annuities and face-amount certificates, and we may increase crediting rates on in force products to keep these products competitive (which could have an adverse effect on our financial condition and results of operations). Because yields on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in investment losses. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. An increase in policy surrenders and withdrawals also may require us to accelerate amortization of DAC or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings in the period.
Adverse capital and credit market conditions or a downgrade in our credit ratings may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.
Volatility, uncertainty and disruption in the capital and credit markets may decrease available liquidity, which we may need to pay our expenses and dividends. If the market conditions hinder our availability to obtain capital, our business could suffer.
Our liquidity needs are satisfied primarily through our reserves and the cash generated by our operations. We believe the level of cash and securities we maintain, combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term payment obligations. In the event current resources are insufficient to satisfy our needs, we may access financing sources such as bank debt. Additional financing depends on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, actions by our regulators, and perceptions held by shareholders, customers or lenders.
Further, the financial strength ratings which various rating organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, our competitive position, and the ability to market our products. Any future downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including: (i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting our relationships with our advisors and third-party distributors of our products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; (iv) requiring us to reduce prices for many of our products and services to remain competitive; and (v) adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.
Ratings agencies have and may continue to increase the frequency and scope of their credit reviews, adjust upward the capital and other requirements employed in the rating organizations’ models for maintenance of ratings levels (including adjusting the framework under which they view our Company’s business mix that drives these requirements), or downgrade ratings applied to particular classes of securities or types of institutions, and our ratings could be changed at any time and without any notice by the rating organizations.
Market conditions or decisions by our ratings agencies that hinder our access to capital may limit our ability to satisfy statutory capital targets, generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue different types of capital than we would otherwise, less effectively deploy such capital, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.
Business Risks
Intense competition and the economics of changes in our product revenue mix and distribution channels could negatively impact our ability to maintain or increase our market share and profitability.
Our businesses operate in intensely competitive industries, including broker-dealers, banks, asset managers, insurers and other financial institutions, some of which have a larger market share, more desirable technology, less regulation or greater financial resources than we do. Furthermore, our competitors may be better able to address trends, structural changes, or movement of assets resulting from industry changes in response to the uncertain regulatory environment in the U.S. and around the world. We could experience lower sales, higher costs, or other developments that could negatively impact our results of operations.
A drop in our investment performance as compared to that of our competitors could negatively impact our revenues and profitability.
Investment performance is a key competitive factor for our retail and institutional asset management products and services. Strong investment performance helps to ensure the retention of our products and services by our clients and creates new sales of products and services. It may also result in higher ratings by ratings services such as Morningstar or Lipper, which may compound the foregoing effects. Strong investment performance and its effects are important elements to our stated goals of growing assets under management and greater economies of scale.
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
Our continued success depends to a substantial degree on our ability to attract and retain qualified people in a very competitive market. We are dependent on our network of advisors to drive growth and results in our wealth management business and for a significant portion of the sales of our products and the recruiting environment for financial advisors is highly competitive. In addition, the investment performance of our asset management products and services and the retention of our products and services by our clients are dependent upon the strategies and decisions of our portfolio managers and analysts. From time to time there are regulatory-driven or other trends and developments within the industry, such as changes around the Protocol for Broker Recruiting, that could potentially impact the dynamics between us and our competitors. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.
The impairment, negative performance or default by other financial institutions or other third parties could adversely affect us.
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
Many transactions with and investments in the products and securities of other financial institutions expose us to credit risk in the event of default of our counterparty. With respect to secured transactions, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure. We also have exposure to financial institutions in the form of unsecured debt instruments, derivative transactions (including with respect to derivatives hedging our exposure on variable annuity contracts with guaranteed benefits), reinsurance, repurchase and underwriting arrangements and equity investments Any such losses or impairments to the carrying value of these assets could materially and adversely impact our business and results of operations.
Issuers of the fixed maturity securities that we own may default on principal and interest payments. Some of our fixed maturity securities may have ratings below investment-grade. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit holdings could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.
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

We may not be able to maintain our unaffiliated third-party distribution channels and the sale of unaffiliated products may diminish sales of our own products.
We distribute certain of our investment products through unaffiliated third-party advisors and financial institutions. Maintaining and deepening relationships with these unaffiliated distributors is an important part of our growth strategy, as strong third-party distribution arrangements enhance our ability to market our products and to increase our assets under management, revenues and profitability. Access to distribution channels is subject to intense competition due to the large number of competitors and products in the investment advisory and annuities industries as well as regulatory and consumer trends driving escalating compliance, disclosure and risk management requirements for distributors. Relationships with our distributors are subject to periodic negotiation that may result in increased distribution costs and/or reductions in the amount of our products marketed.
As a result, there can be no assurance that the distribution relationships we have established will continue. Any such reduction in access to third-party distributors may have a material adverse effect on our ability to market our products and to generate revenue in our Asset Management segments. Further, any increase in the costs to distribute our products or reduction in the type or amount of products made available for sale may have a material effect on our revenues and profitability.
The sale of third-party products to our clients (and additional openings of our advisor network to products of unaffiliated insurance companies and asset managers) may lower sales of our companies’ own products, lead to higher surrenders or redemptions, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations.
Our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely impact our results of operations or financial condition.
Fixed maturity, equity, trading securities and short-term investments, which are reported at fair value on the Consolidated Balance Sheets, represent the majority of our total cash and invested assets. The determination of fair values by management in the absence of quoted market prices is based on valuation methodologies, securities we deem to be comparable, and assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, current interest rates and credit spreads, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
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
The determination of the amount of allowances taken on certain loans and investments is subject to management’s evaluation and judgment and could materially impact our results of operations or financial position.
The determination of the amount of allowances vary by investment type and is based upon our periodic evaluation and assessment of inherent and known risks associated with the respective asset class.
Management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. The determination of the amount of allowances on loans is based upon the asset’s expected life, considering past events, current conditions and reasonable and supportable economic forecasts. Such evaluations and assessments are revised as conditions change and new information becomes available. Historical trends may not be indicative of future impairments or allowances.
Some of our investments are relatively illiquid.
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, and limited partnership interests, all of which are relatively illiquid. These asset classes represented 11.7% of the carrying value of our investment portfolio as of December 31, 2020. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.

The elimination of LIBOR may adversely affect the interest rates on, and value of, certain derivatives and floating rate securities we hold, the activities we conduct, and any other assets or liabilities, the value of which is tied to LIBOR.
The elimination of LIBOR and transition to alternative reference rates may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. U.S. Dollar LIBOR is anticipated to be phased out by June 30, 2023, and replaced by the Secured Overnight Financing Rate, and all other LIBOR currencies are anticipated to be phased out by December 31, 2021. There will be significant work required to transition to the new benchmark rates and implement necessary changes to our systems, processes and models. This may impact our existing transaction data, products, systems, operations, valuation and financial risk management processes. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities we hold, the activities we conduct in our various businesses, and any other assets or liabilities (as well as contractual rights and obligations), the value of which is tied to LIBOR. The value or profitability of these products and instruments, and our costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.
Insurance Risks
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
If the counterparties to our reinsurance arrangements default or otherwise fail to fulfill their obligations, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.
We use reinsurance to mitigate certain of our risks. Reinsurance does not relieve us of our direct liability to our policyholders and contractholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers, including Commonwealth Annuity and Life Insurance Company and Genworth Life Insurance Company. In July 2016, we finalized various confidential enhancements with Genworth Life Insurance Company that have been shared, in the normal course of regular reviews, with our Domiciliary Regulators and rating agencies. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have a material adverse effect on our financial condition and results of operations.
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
Our insurance profitability relies on our assumptions including those regarding morbidity rates, mortality rates and benefit utilization as well as the future persistency of our insurance policies and annuity contracts.
We set prices for RiverSource Life disability insurance (and historically LTC insurance) as well as some annuity products based upon expected claim payment patterns, derived from assumptions we make about our policyholders and contractholders, including expenses, fees, investment returns, and morbidity and mortality rates. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. Actual experience can differ from our assumptions for many reasons over the time an insurance product is held and it remains to be seen how the COVID-19 pandemic will impact our assumptions. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.
The prices and profitability of our life insurance and deferred annuity products are based in part upon assumptions related to persistency (the probability that a policy or contract will remain in force from one period to the next). For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract.

For our LTC insurance and universal life insurance policies with secondary guarantees (as well as variable annuities with guaranteed minimum withdrawal benefits), actual persistency that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, we could be required to make greater benefit payments than we had anticipated when we priced or partially reinsured these products.
The risk that our claims experience may differ significantly from our pricing assumptions is particularly significant for our LTC insurance products notwithstanding our ability to implement future price increases with regulatory approvals. Though we discontinued offering LTC products in 2003, LTC insurance policies provide for long-duration coverage and, therefore, our actual claims experience will emerge over many years. Our ability to forecast future claim rates for LTC insurance is more limited than life insurance. We have sought to moderate these uncertainties to some extent by partially reinsuring LTC policies at the time the policies were underwritten and limiting our present stand-alone LTC insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and we have also implemented rate increases and provided reduced benefit options on certain in force policies.
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
Operations Risks
A failure to protect our reputation could adversely affect our businesses.
Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects. Reputational damage may arise from numerous sources including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, clients’ or potential clients’ perceived failure of how we address certain political, social or environmental topics, technological, cybersecurity, or other security breaches (including attempted or inadvertent breaches) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of our employees, advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm our reputation and potentially expose us to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
Misconduct by our employees and advisors may be difficult to detect and deter and may damage our reputation. Misconduct or errors by our employees and advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct or errors can occur in each of our businesses. We cannot always deter misconduct by our employees and advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among our franchisee advisors who are not employees of our company presents additional challenges and could have an adverse effect on our business. Our reputation depends on our continued identification of and mitigation against conflicts of interest. We have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest, though our reputation could be damaged if we fail, or appear to fail, to address conflicts of interest appropriately.
In addition, the SEC and other federal and state regulators, as well as foreign regulators, have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, which would adversely affect our businesses.
Our operational systems and networks (as well as those of our franchise advisors) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts.
Our business is reliant upon internal and third-party-controlled and operated technology systems and networks to process, transmit and store information, including our clients’ and advisors’ personal information, as well as our proprietary information, and to conduct many of our business activities and transactions. Maintaining the security and integrity of this information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of our business operations, including our reputation, the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information. To date, we have not experienced any material breaches of or interference with our centrally controlled systems and networks. However, we routinely face and address such evolving threats and have been able to detect and respond to these incidents to date without a material loss of client financial assets or information through the use of ongoing monitoring and continual improvement of our security capabilities and incident response manual.
We and our advisors, as well as our service providers, have also been threatened by phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. The number of attempted phishing attacks has increased substantially every year, which is expected to continue. Attempted or successful breaches or interference by third parties or by insiders that may occur in the future could have a material adverse impact on our business, reputation, financial condition or results of operations.
On a corporate basis, various regulations, and in some cases contractual obligations, require us to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents. We have established policies and implemented such technical and operational measures ourselves and have in place policies that require our franchisee advisors who control locally their own technology operations to do the same. Changes in our business or technological advancements may also require corresponding changes in our systems, networks and data security and response measures. While accessing our products and services, our customers may use computers and other devices that sit outside of our security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the technical and operational security and response measures we currently maintain or that we allow franchise advisors to maintain and control locally.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, we cannot be certain that our systems and networks will not be subject to successful attacks, breaches or interference. Nor can we be certain that franchise advisors will comply with our policies and procedures in this regard, or that clients will engage in safe online practices. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. Any such event may result in operational disruptions, as well as unauthorized access to or the disclosure or loss of, our proprietary information or client, employee, vendor, or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate, or mitigate further exposure, the loss of clients or advisors, or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect us against all cybersecurity-related losses. Furthermore, we may be subject to indemnification costs and liability to third parties if we breach any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents could exacerbate the harm to our business, reputation, financial condition or results of operations in the event of a breach. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, we may incur significant expenses in connection with our responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, our regulators may seek to hold our company responsible for the acts, mistakes or omissions of our franchise advisors even where they procure and control much of the physical office space and technology infrastructure they use to operate their businesses locally.
Protection from system interruptions and operating errors is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, or other failure in operational execution, it could harm our business.
Operating errors and system or network interruptions could delay and disrupt our operations. Interruptions could be caused by mistake or other operational failures by service provider staff, employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, or maintenance of existing technology. Our financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients. Further, we cannot control the execution of any business continuity or incident response plans implemented by our service providers or our franchise advisors.
We rely on third-party service providers and vendors for certain communications, technology and business functions and other services, and we face the risk of their operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products. Any such failure, termination or constraint or flawed execution or response could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.

Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments, new products, vendors, or against all types of risk, including employee and financial advisor misconduct.
Our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and the associated exposures are based upon our use of observed historical experience or expectations about future experience (e.g. market behavior, client/policyholder behavior, mortality, etc.) or statistics based on historical models. Experience may not emerge as expected and during periods of market volatility, or due to unforeseen events, the historically-derived experience and correlations may not be valid. As a result, these methods and models may not predict future exposures accurately, which could be significantly greater than what our models indicate. Further some controls are manual and are subject to inherent limitations. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.
Our financial performance also requires us to develop, effectively manage, and market new products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services, including the creation of Asset Management products with a focus on environmental, social and governance matters, require continued innovative effort and may require significant time, resources, and ongoing support. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including those associated with our key vendors. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.
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
Insurance, banking and securities laws and regulations, including the FRB’s 2019 proposal for a new capital framework for ISLHCs, termed the “Building Block Approach” and the NAIC’s “Group Capital Calculation” represents an insurance-focused capital framework, may regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other permitted payments. Additionally, the rating organizations effectively impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries We must manage our business within the expectations of the patchwork of regulations and capital expectations from these parties. As asset values decline or other financial drivers to our business worsen, our and our subsidiaries’ ability to pay dividends or make other permitted payments can be reduced. Additionally, the various asset classes held by our subsidiaries, and used in determining required capital levels, are weighted differently or are restricted as to the proportion in which they may be held depending upon their liquidity, credit risk and other factors. The regulatory capital requirements and dividend-paying ability of our subsidiaries may also be affected by a change in the mix of products sold by such subsidiaries. Further, the capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory or rating organization scrutiny and intervention, which could negatively affect our and our subsidiaries’ ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary and advisable to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our excess capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.
The operation of our business in foreign markets and our investments in non-U.S. denominated securities and investment products subjects us to exchange rate and other risks in connection with international operations and earnings and income generated overseas.
While we are a U.S.-based company, a portion of our business operations occurs outside of the U.S. and some of our investments are not denominated in U.S. dollars. As a result, we are exposed to certain foreign currency exchange risks that could reduce U.S. dollar equivalent earnings as well as negatively impact our general account and other proprietary investment portfolios. Appreciation of the U.S. dollar could unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments and investments in foreign subsidiaries. In comparison, depreciation of the U.S. dollar could positively affect our net income from foreign operations and the value of non-U.S. dollar denominated investments, though such depreciation could also diminish investor, creditor and rating organizations’ perceptions of our company compared to peer companies that have a relatively greater proportion of foreign operations or investments.
In addition, conducting and increasing our international operations subjects us to new risks that, generally, we have not faced in the U.S., including: (i) potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings; (ii) the localization of our solutions and related costs; (iii) the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations; and (iv) social and economic situations outside of the U.S. The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources and we cannot be certain these operations will produce desired levels of revenues or profitability.
In particular, the full impact of Brexit remains uncertain. The impact of Brexit in the near- and long-term is still unknown and could have additional adverse effects on economies, financial markets, currencies and asset valuations around the world, including the value of the Columbia Threadneedle Investments funds’ portfolio investments.
The occurrence of natural or man-made disasters and catastrophes could adversely affect our results of operations and financial condition.
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease (such as COVID-19) and man-made disasters, including acts of terrorism, riots, civil unrest including large-scale protests, insurrections and military actions, could adversely affect our results of operations or financial condition. Such disasters and catastrophes may damage our facilities, preventing our service providers, employees and financial advisors from performing their roles, or otherwise disturbing our ordinary business operations and by impacting insurance claims, as described below. These impacts could be particularly severe to the extent they affect access to physical facilities, the physical well-being of large numbers of our employees, our computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact us indirectly by changing the condition and behaviors of our customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.
The potential effects of natural and man-made disasters and catastrophes on certain of our businesses include but are not limited to the following: (i) a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under our insurance policies; (ii) an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of our reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; (iii) widespread unavailability of staff; and (iv) declines and volatility in the financial markets that may decrease the value of our assets under management and administration, which could harm our financial condition and reduce our management fees.
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
Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and international laws and regulations. For a discussion of the regulatory framework in which we operate, see “Business - Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K. Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. Further, any future legislation or changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Legislation could require changes to our business operations or our regulatory reporting relationships. Such changes may impact our business operations and profitability, increase our costs of doing business, increase compliance costs as well as have a material effect on fee rates, interest rates and foreign exchange rates, which could materially impact our products, services, investments, results of operations, products and liquidity in ways that we cannot predict. Ongoing changes to regulation and oversight of the financial industry may produce results, the full impact of which cannot be immediately ascertained as government intervention could distort customary and expected commercial behavior.
Certain examples of legislative and regulatory changes that may impact our businesses are described below. Some of the changes could present operational challenges and increase costs. Ultimately the complexities and increased costs of legislative and regulatory changes could have an impact on our ability to offer cost-effective and innovative products to our clients.
Regulation of Products and Services: Any mandated reductions or restructuring of the fees we charge for our products and services resulting from regulatory initiatives or proceedings could reduce our revenues and/or earnings. For example, the DOL could propose changes to regulations that define our advisors’ relationships with their clients, such as requiring a fiduciary relationship between our advisors and clients.
Insurance Regulation: Changes in the state regulatory requirements applicable to our insurance companies that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Further, we cannot predict the effect that proposed federal legislation may have on our businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury or by any of the Domiciliary Regulators, the NAIC or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. As discussed earlier, the NAIC’s Group Capital calculation and the FRB’s 2019 proposal for a new capital framework for ISLHCs, would create new capital requirements (even if there are any refinements to the proposal) which could potentially impact the way we structure our capital or manage our business.
International Regulation: Potential measures taken by foreign and international authorities regarding anti-bribery, the nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, increased environmental sustainability or governance requirements, changes in laws (including tax laws and regulations) and in their application or interpretation, imposition of large fines, political instability, dividend limitations, price controls, changes in applicable currency, currency exchange controls, or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies may negatively affect our business.
Employment Regulation: A portion of our advisor force consists of independent contractors. Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our industry and our relationships with our advisors, their staff, and our business, resulting in an adverse effect on our results or operations.
Privacy and Data: Our business is subject to comprehensive legal requirements concerning the use and protection of personal information, including client and employee information, from a multitude of different functional regulators and law enforcement bodies. This regulatory framework is rapidly changing through an ever-increasing patchwork of state laws and regulation and international developments like GDPR. Further developments could negatively impact our business and operations.
As a Savings and Loan Holding Company, we are subject to supervision by the FRB and various prudential standards that may limit our activities and strategies.
Ameriprise Financial is subject to ongoing supervision by the FRB, including supervision and prudential standards, certain capital requirements, stress-testing, resolution planning, information security and privacy, and certain risk management requirements. Further, as a financial holding company, our activities are limited to those that are financial in nature, incidental to a financial activity or, with FRB approval, complementary to a financial activity. Our broker-dealers and bank subsidiary are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. These requirements may hinder our ability to access funds from our subsidiaries. We may also become subject to a prohibition or limitations on our ability to pay dividends or repurchase our common stock. The federal banking regulators, including the OCC, the FRB and the FDIC, as well as the SEC (through FINRA) have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including Ameriprise and its bank subsidiaries. Any changes to regulations or changes to the supervisory approach may also result in increased compliance costs to the extent we are required to modify our existing compliance policies, procedures and practices.
Compliance with bank holding company laws and regulations, including the Volcker Rule, impacts the structure and availability of certain of our products and services and our costs in providing those products and services. Costs of compliance may be driven by how these laws and regulations and the scale of Ameriprise Bank evolves over the course of time.
Failure to meet one or more of these requirements could, depending on the violation, limit Ameriprise’s ability to undertake new activities, continue certain activities, or make acquisitions other than those permitted generally for bank holding companies. Execution of our business strategies also may require certain regulatory approvals or consents, which may include approvals of the FRB and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the activities or transactions contemplated by our business strategies which may impact negatively our ability to realize fully the expected benefits of certain opportunities.

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
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property or attempt to use the same to defraud others. We may have to litigate to enforce and protect our brand and reputation, copyrights, trademarks, patents, trade secrets and know-how, or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon or constitute misappropriation of such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against us. The threat of patent litigation from non-practicing entities is increasing for financial services firms like ours. We have successfully resolved all such cases to date but may not always be able to do so without significant financial impact. We may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
Changes in and the adoption of accounting standards could have a material impact on our financial statements
Our accounting policies are fundamental to how we record and report our results of operations and financial condition. We prepare our financial statements in accordance with U.S. generally accepted accounting principles. The Financial Accounting Standards Board (“FASB”), the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of our financial statements. These changes are sometimes difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. As an example, in August 2018, the FASB updated the accounting standard related to long-duration insurance and annuity contracts that will be effective January 1, 2023, that is expected to result in significant changes to how we account for and report our insurance and annuity contracts (both in-force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of DAC. It is possible that accounting changes could have a material effect on our results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, an 959,000 square foot building that we lease, and our Client Service Center, an 871,000 square foot building, that we own. Generally, we lease the premises we occupy in other locations, including the 38,000 square foot executive offices that we lease in New York City and branch offices for our employee advisors throughout the U.S.
Our principal leases are in the following locations:
•Columbia Threadneedle Investments leased offices in Boston containing approximately 130,000 square feet and in 2021 will be moving to newly leased office space, leases approximately 66,000 square feet of a shared building in London (as well as a second location in Swindon, U.K.), approximately 39,000 square feet of a shared building in New York and also leases property in a number of other cities to support its global operations; and
•Las Vegas, Nevada (supporting aspects of our Advice & Wealth Management businesses) and Gurugram and Noida India (supporting our broader business in the U.S.).
We believe that the facilities owned or occupied by our company suit our needs and are well maintained.
Item 3. Legal Proceedings
For a discussion of material legal proceedings, see Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 12, 2021, we had approximately 12,587 common shareholders of record. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2020 Annual Report to Shareholders and is furnished herewith.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of 2020:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2020
Share repurchase program (1)	664,282	$165.57	664,282	$2,544,289,196
Employee transactions (2)	30,390	$165.52	N/A	N/A
November 1 to November 30, 2020
Share repurchase program (1)	552,397	$180.63	552,397	$2,444,510,759
Employee transactions (2)	614,904	$177.93	N/A	N/A
December 1 to December 31, 2020
Share repurchase program (1)	874,248	$190.97	874,248	$2,277,553,764
Employee transactions (2)	110,296	$191.87	N/A	N/A
Totals
Share repurchase program (1)	2,090,927	$180.17	2,090,927
Employee transactions (2)	755,590	$179.47	N/A
	2,846,517		2,090,927
N/A  Not applicable.
(1) In February 2019, our Board of Directors authorized a repurchase up to $2.5 billion of our common stock through March 31, 2021. In August 2020, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of our common stock through September 30, 2022. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial information derived from our Consolidated Financial Statements as of December 31, 2020, 2019, 2018, 2017 and 2016 and for the five-year period ended December 31, 2020. The selected financial data presented below should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On January 1, 2018, we retrospectively applied the new accounting standard for revenue recognition to each reporting period presented in the financial statements.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Income Statement Data:
Total net revenues	$11,899	$12,967	$12,835	$12,132	$11,800
Total expenses	10,068	10,735	10,351	9,918	10,209
Net income	$1,534	$1,893	$2,098	$1,480	$1,313

Earnings Per Share Attributable to Ameriprise Financial, Inc. Common Shareholders:
Basic	$12.39	$14.12	$14.41	$9.60	$7.90
Diluted	12.20	13.92	14.20	9.44	7.81

Cash Dividends Declared Per Common Share	$4.09	$3.81	$3.53	$3.24	$2.92

	December 31,
	2020	2019	2018	2017	2016
	(in millions)
Balance Sheet Data:
Investments (1)	$41,031	$37,915	$35,825	$35,925	$35,834
Separate account assets	92,611	87,488	77,925	87,368	80,210
Total assets	165,883	151,828	137,216	147,480	139,831
Policyholder account balances, future policy benefits and claims	33,992	30,512	30,124	29,904	30,202
Separate account liabilities	92,611	87,488	77,925	87,368	80,210
Customer deposits	17,641	14,430	11,545	10,303	10,036
Long-term debt (1)	2,831	3,097	2,867	2,891	2,917
Short-term borrowings	200	201	201	200	200
Total liabilities	160,016	146,099	131,628	141,485	133,542
Total Ameriprise Financial, Inc. shareholders’ equity	5,867	5,729	5,588	5,995	6,289
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
Overview
Ameriprise is a diversified financial services company with a 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.1 trillion in assets under management and administration as of December 31, 2020. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives. For additional discussion of our businesses, see Part I, Item 1 of this Annual Report on Form 10-K.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic presents ongoing significant economic and societal disruption and market volatility, which has had and will continue to have ongoing impacts to our business and operating environment driven by a low interest rate environment, significant volatility in the equity markets and the potential associated implications to client behavior. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
We continue to implement comprehensive strategies to navigate the operating environment spurred by the pandemic. During the first quarter, we implemented a work-from-home protocol for virtually all of our employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. We have begun a thoughtful phased reopening of our office locations while complying with applicable health agencies’ guidelines and governmental orders. We continue to operate successfully and satisfy elevated customer service volumes in this unique time - client service and the health and safety of our clients, advisors and employees remain our priorities while our employees and advisors have various work arrangements. The pandemic strategy we have employed is flexible and scalable, recognizing this pandemic is widespread and occurs in multiple waves, affecting different communities at different times with varying levels of severity.
There was significant economic volatility during 2020 and our results of operations continue to be affected by the COVID-19 pandemic. There is still uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, success of worldwide vaccination efforts, as well as the impact of actions that have been or could be taken by governmental authorities, clients or other third parties. While we have successfully adapted to a virtual work environment and deployed numerous adaptive business strategies so far this year, we believe the pandemic and its accompanying impact on the global financial markets and on our operations and financial results may cause results not to be comparable to previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Item 1A of this Annual Report on Form 10-K - “Risk Factors”.
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
Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits and the “spread” income generated on our fixed deferred annuities, fixed insurance, fixed portion of variable annuities and variable insurance contracts and deposit products.
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
During the third quarter of 2020, as we continue to reposition the business and implement strategies focusing on product features and sales, the composition of our reportable segments changed from five to four segments. The Chief Operating Decision Maker (“CODM”) now manages the Annuities and Protection business as one operating segment, referred to as Retirement & Protection Solutions. The Retirement & Protection Solutions segment will include Retirement Solutions (Variable Annuities and Payout Annuities) and Protection Solutions (Life and Disability Insurance). In addition, we moved the Fixed Annuities and Fixed Indexed Annuities (collectively “FA”) business to the Corporate & Other segment as a closed block. These segment reporting changes align with the way our CODM began assessing the performance of our reportable segments and other business activities effective in the third quarter of 2020. Certain prior period amounts have been revised to conform to the current presentation. These changes have no impact on previously reported consolidated balance sheets or statements of operations, comprehensive income, stockholders equity, or cash flows.
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
While our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; mean reversion related impacts (the impact on variable annuity and variable universal life (“VUL”) products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as adjusted operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:
•Adjusted operating earnings per diluted share growth of 12% to 15%, and
•Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of over 30%.

The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Years Ended December 31,		Years Ended December 31,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net income	$1,534	$1,893	$12.20	$13.92
Less: Net realized investment gains (losses) (1)	(10)	(4)	(0.08)	(0.03)
Add: Market impact on non-traditional long-duration products (1)	375	591	2.98	4.35
Add: Mean reversion related impacts (1)	(87)	(57)	(0.69)	(0.42)
Add: Market impact of hedges on investments (1)	—	35	—	0.26
Less: Gain on disposal of business (1)	—	213	—	1.57
Add: Integration/restructuring charges (1)	4	17	0.03	0.12
Less: Net income (loss) attributable to CIEs	3	1	0.02	0.01
Tax effect of adjustments (2)	(63)	(79)	(0.50)	(0.58)
Adjusted operating earnings	$1,770	$2,190	$14.08	$16.10

Weighted average common shares outstanding:
Basic	123.8	134.1
Diluted	125.7	136.0
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.
The following table reconciles net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Years Ended December 31,
	2020	2019
	(in millions)
Net income	$1,534	$1,893
Less: Adjustments (1)	(236)	(297)
Adjusted operating earnings	$1,770	$2,190

Total Ameriprise Financial, Inc. shareholders’ equity	$6,171	$5,837
Less: AOCI, net of tax	301	122
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,870	5,715
Less: Equity impacts attributable to CIEs	1	1
Adjusted operating equity	$5,869	$5,714

Return on equity, excluding AOCI	26.1%	33.1%
Adjusted operating return on equity, excluding AOCI (2)	30.2%	38.3%
(1) Adjustments reflect the sum of after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; mean reversion related impacts; the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 21%.
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
Non-Traditional Long-Duration Products
For our non-traditional long-duration products (including variable, structured variable and fixed deferred annuity contracts, UL and VUL insurance products), our DAC balance at any reporting date is based on projections that show management expects there to be estimated gross profits (“EGPs”) after that date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions about financial markets, mortality levels and contractholder and policyholder behavior over periods extending well into the future. Projection periods used for our annuity products are typically 30 to 50 years and for our UL insurance products 50 years or longer.
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
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 5.4% for fixed income funds. We typically use a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.
A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(37)	$(71)	$(108)

Decrease in future near-term equity fund growth returns by 100 basis points	$(33)	$(50)	$(83)
Decrease in future long-term equity fund growth returns by 100 basis points	(21)	(32)	(53)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(54)	$(82)	$(136)
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
Future Policy Benefits and Claims
We establish reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance products.
Guarantees accounted for as insurance liabilities include guaranteed minimum death benefits (“GMDB”), gain gross-up (“GGU”), guaranteed minimum income benefit (“GMIB”) and the life contingent benefits associated with guaranteed minimum withdrawal benefit (“GMWB”). In addition, UL and VUL policies with product features that result in profits followed by losses are accounted for as insurance liabilities.
Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefit (“GMAB”) and the non-life contingent benefits associated with GMWB. In addition, the portion of structured variable annuities, indexed annuities and IUL policies allocated to the indexed account is accounted for as an embedded derivative.
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
Non-Traditional Long-Duration Products, including Embedded Derivatives
UL and VUL
A portion of our UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined using actuarial models to estimate the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to client asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. See Note 12 to our Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Variable Annuities
We have approximately $86 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $31 billion of account value with no living benefit guarantees and $55 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts offered by us contain GMDB provisions. We also offer variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as GGU benefits. In addition, we offer contracts with GMWB and GMAB provisions and, until May 2007, we offered contracts containing GMIB provisions. See Note 12 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.
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
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuate based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuate based on equity markets and interest rates and is a liability. In addition, embedded derivatives are impacted by an estimate of our nonperformance risk adjustment. This estimate includes a spread over the LIBOR swap curve as of the balance sheet date. As our estimate of this spread over LIBOR widens or tightens, the liability will decrease or increase.
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
Net Investment Income
Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, mortgage loans, policy loans, margin loans, pledged asset lines of credit, other investments, cash and cash equivalents and investments of CIEs; the changes in fair value of trading securities, certain derivatives and certain assets and liabilities of CIEs; the pro rata share of net income or loss on equity method investments; and realized gains and losses on the sale of investments and changes for the allowance for credit losses.
Premiums, policy and contract charges
Premiums include premiums on traditional life, DI and LTC insurance and immediate annuities with a life contingent feature and are net of reinsurance premiums. Additionally, prior to the sale of AAH on October 1, 2019, premiums included earned premiums from auto and home insurance products. Policy and contract charges include variable annuity rider charges and UL and VUL insurance charges, which consist of cost of insurance charges (net of reinsurance premiums and cost of reinsurance for UL and VUL insurance products) and administrative charges.
Other Revenues
Other revenues primarily include the accretion on the fixed annuities reinsurance deposit receivable and other miscellaneous revenues.
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
Interest Credited to Fixed Accounts
Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with UL and VUL insurance and annuity contracts. The changes in fair value of fixed deferred indexed annuity and IUL embedded derivatives and the derivatives hedging these products are also included within interest credited to fixed accounts.
Benefits, Claims, Losses and Settlement Expenses
Benefits, claims, losses and settlement expenses consist of amounts paid and changes in liabilities held for anticipated future benefit payments under insurance policies and annuity contracts, along with costs to process and pay such amounts. Amounts are net of benefit payments recovered or expected to be recovered under reinsurance contracts. Benefits under variable annuity guarantees include the changes in fair value of GMWB and GMAB embedded derivatives and the derivatives hedging these benefits, as well as the changes in fair value of derivatives hedging GMDB provisions. The changes in fair value of structured variable annuity embedded derivatives and the derivatives hedging this product, as well as the amortization of DSIC are also included in benefits, claims losses and settlement expenses.

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
AUM and AUA do not include assets under advisement, for which we provide advisory services such as model portfolios but do not have full discretionary investment authority.
The following table presents detail regarding our AUM and AUA:

	December 31,		Change
	2020	2019
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$376.8	$315.2	$61.6	20%
Asset Management AUM	546.6	494.2	52.4	11
Eliminations	(37.4)	(31.3)	(6.1)	(19)
Total Assets Under Management	886.0	778.1	107.9	14
Total Assets Under Administration	216.1	195.3	20.8	11
Total AUM and AUA	$1,102.1	$973.4	$128.7	13%
Total AUM increased $107.9 billion, or 14%, to $886.0 billion as of December 31, 2020 compared to $778.1 billion as of December 31, 2019 due to a $61.6 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $52.4 billion increase in Asset Management AUM driven by market appreciation and continued improvement in net flows, partially offset by retail fund distributions. See our segment results of operations discussion for additional information on changes in our AUM.

Consolidated Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$7,368	$7,015	$353	5%
Distribution fees	1,661	1,919	(258)	(13)
Net investment income	1,251	1,463	(212)	(14)
Premiums, policy and contract charges	1,395	2,224	(829)	(37)
Other revenues	283	269	14	5
Gain on disposal of business	—	213	(213)	NM
Total revenues	11,958	13,103	(1,145)	(9)
Banking and deposit interest expense	59	136	(77)	(57)
Total net revenues	11,899	12,967	(1,068)	(8)
Expenses
Distribution expenses	4,059	3,810	249	7
Interest credited to fixed accounts	644	669	(25)	(4)
Benefits, claims, losses and settlement expenses	1,806	2,576	(770)	(30)
Amortization of deferred acquisition costs	277	179	98	55
Interest and debt expense	162	214	(52)	(24)
General and administrative expense	3,120	3,287	(167)	(5)
Total expenses	10,068	10,735	(667)	(6)
Pretax income	1,831	2,232	(401)	(18)
Income tax provision	297	339	(42)	(12)
Net income	$1,534	$1,893	$(359)	(19)%
NM  Not Meaningful.
Overall
Pretax income decreased $401 million, or 18%, to $1.8 billion for the year ended December 31, 2020 compared to $2.2 billion for the prior year. The following impacts were significant drivers of the year-over-year change in pretax income:
•The unfavorable impact of unlocking and LTC loss recognition was $454 million for the year ended December 31, 2020 compared to $16 million for the prior year.
•A negative impact of $384 million in the Advice & Wealth Management segment from lower short-term interest rates.
•A gain of $213 million recognized on the sale of AAH in the prior year.
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was an expense of $375 million for the year ended December 31, 2020 compared to an expense of $591 million for the prior year.
•A positive impact from higher average equity markets compared to the prior year. Our average weighted equity index (“WEI”), which is a proxy for equity movements on AUM, increased 7% for the year ended December 31, 2020 compared to the prior year. The average S&P 500 index was 10% higher for the year ended December 31, 2020 compared to the prior year. The disconnect between the increase in the WEI and S&P 500 was larger than usual, primarily due to the outperformance of the S&P 500 compared to international and small cap indices.
•The market impact of hedges on investments was nil for the year ended December 31, 2020 compared to an expense of $35 million for the prior year.
•A decrease in impairments of our investment in affordable housing partnerships, which was $2 million for the year ended December 31, 2020 compared to $35 million for the prior year.
•The mean reversion related impact was a benefit of $87 million for the year ended December 31, 2020 compared to a benefit of $57 million for the prior year.

The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Pretax Increase (Decrease)	2020	2019
	(in millions)
Premiums, policy and contract charges	$(1)	$5
Total revenues	(1)	5

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	141	8
Unlocking impact, excluding LTC	212	(1)
Total benefits, claims, losses and settlement expenses	353	7
Amortization of DAC	100	14
Total expenses	453	21
Pretax income (1)	$(454)	$(16)
(1) Includes a $12 million net expense and $4 million net benefit related to the market impact on non-traditional long-duration products for the years ended December 31, 2020 and 2019, respectively, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking and LTC loss recognition.
The primary drivers of the unfavorable unlocking impact excluding LTC in 2020 were consistent with the prior year and include the following items:
•Updates to our interest rate assumptions resulted in a higher expense in 2020 compared to the prior year.
•Lower surrenders assumptions on variable annuities with living benefit guarantees resulted in a higher expense in 2020 compared to the prior year.
•Changes in equity market volatility and correlation assumptions on variable annuities resulted in a lower benefit in 2020 compared to the prior year.
The primary drivers of the unfavorable LTC unlocking and loss recognition in 2020 were consistent to the prior year and include the following items:
•Updates to our interest rates assumptions resulted in a higher expense in 2020 compared to the prior year.
•Assumptions regarding morbidity, mortality and persistency were more in line with experience and resulted in a lower expense in 2020 compared to the prior year.
•Approved and expected premium rate increases and benefit reductions resulted in a lower benefit in 2020 compared to the prior year.
The total unfavorable impact of updates to our interest rate assumptions noted above for unlocking and LTC loss recognition was $405 million. This non-cash unfavorable impact was primarily driven by the reduction of our ultimate 10-year Treasury rate assumption from 5% to 3.5% due to recent interest rate trends and extending the grading period from three years to 6.5 years with no grading in 2020.
Net Revenues
Net revenues decreased $1.1 billion, or 8%, to $11.9 billion for the year ended December 31, 2020 compared to $13.0 billion for the prior year.
Management and financial advice fees increased $353 million, or 5%, to $7.4 billion for the year ended December 31, 2020 compared to $7.0 billion for the prior year primarily due to higher wrap account net inflows and higher average equity markets, partially offset by lower performance fees.
Distribution fees decreased $258 million, or 13%, to $1.7 billion for the year ended December 31, 2020 compared to $1.9 billion for the prior year primarily due to $317 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates, partially offset by higher average equity markets.
Net investment income decreased $212 million, or 14% to $1.3 billion for the year ended December 31, 2020 compared to $1.5 billion for the prior year primarily due to the following impacts:
•The unfavorable impact of lower interest rates, including lower short-term interest rates on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products.
•The unfavorable impact of fixed annuity net outflows and the fixed annuities reinsurance transaction.
•A decrease of $45 million due to the prior year sale of AAH.
•The favorable market impact of hedges on investments of $35 million in the prior year.
•A decrease of $17 million in net investment income of CIEs.

•The favorable impact of higher average invested assets related to the bank, offset by lower average certificate balances.
•Lower impairments of our investment in affordable housing partnerships.
Premiums, policy and contract charges decreased $829 million, or 37%, to $1.4 billion for the year ended December 31, 2020 compared to $2.2 billion for the prior year primarily reflecting the sale of AAH. Premiums in the prior year included $827 million from AAH.
Gain on disposal of business of $213 million for the prior year was recognized on the sale of AAH, net of an affinity partner payment of $100 million.
Banking and deposit interest expense decreased $77 million, or 57%, to $59 million for the year ended December 31, 2020 compared to $136 million for the prior year due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses decreased $667 million, or 6%, to $10.1 billion for the year ended December 31, 2020 compared to $10.7 billion for the prior year.
Distribution expenses increased $249 million, or 7%, to $4.1 billion for the year ended December 31, 2020 compared to $3.8 billion for the prior year reflecting higher advisor compensation primarily due to an increase in wrap account balances driven by higher net inflows and higher average equity markets.
Interest credited to fixed accounts decreased $25 million, or 4%, to $644 million for the year ended December 31, 2020 compared to $669 million for the prior year primarily reflecting the following items:
•A $49 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $18 million for the year ended December 31, 2020 compared to an unfavorable impact of $67 million for the prior year.
•A $22 million increase in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $32 million for the year ended December 31, 2020 compared to a benefit of $54 million for the prior year. The increase in expense was primarily due to an increase in the IUL embedded derivative, which is reflecting higher option costs.
Benefits, claims, losses and settlement expenses decreased $770 million, or 30%, to $1.8 billion for the year ended December 31, 2020 compared to $2.6 billion for the prior year primarily reflecting the following items:
•A $517 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits driven by an increase in the undiscounted embedded derivative liability. The favorable impact of the nonperformance credit spread was $342 million for the year ended December 31, 2020 compared to an unfavorable impact of $175 million for the prior year. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.
•A $254 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $1.6 billion change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by a favorable $1.3 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $2 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the year ended December 31, 2020 compared to the prior year.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the year ended December 31, 2020 compared to the prior year.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the year ended December 31, 2020 compared to an expense in the prior year.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various contractholder behavioral items, were a net unfavorable impact compared to the prior year.
•The impact of unlocking excluding LTC was an expense of $212 million for the year ended December 31, 2020 compared to a benefit of $1 million for the prior year. The unlocking impact for 2020 primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees partially offset by a lower benefit from changes in equity market volatility and correlation assumptions on variable annuities compared to the prior year.
•Our annual review of LTC active life future policy benefit reserve adequacy in 2020 resulted in unlocking and loss recognition of $141 million compared to $8 million in the prior year. The unlocking and loss recognition in 2020 was primarily due to a higher unfavorable impact from updates to our interest rates assumptions, a lower unfavorable impact from lesser changes to assumptions regarding morbidity, mortality and persistency and a lower benefit from approved and expected premium rate increases and benefit reductions compared to the prior year.
•A $719 million decrease in auto and home expenses reflecting the prior year sale of AAH.
•The mean reversion related impact was a benefit of $53 million for the year ended December 31, 2020 compared to a benefit of $26 million for the prior year.
•A $49 million decrease in reserves for immediate annuities with a life contingent feature primarily due to lower sales. This impact is offset by a decrease in premiums.
Amortization of DAC increased $98 million, or 55%, to $277 million for the year ended December 31, 2020 compared to $179 million for the prior year primarily reflecting the following items:
•The impact of unlocking in 2020 was an expense of $100 million compared to an expense of $14 million in the prior year period. The unlocking impact in 2020 primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees compared to the prior year.
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $5 million for the year ended December 31, 2020 compared to a benefit of $82 million for the prior year.
•A $43 million decrease in auto and home expenses reflecting the prior year sale of AAH.
Interest and debt expense decreased $52 million, or 24%, to $162 million for the year ended December 31, 2020 compared to $214 million for the prior year primarily due to a decrease in interest expense of CIEs, as well as lower levels of corporate debt and lower interest rates.
General and administrative expense decreased $167 million, or 5%, to $3.1 billion for the year ended December 31, 2020 compared to $3.3 billion for the prior year primarily reflecting a $90 million decrease in auto and home expenses reflecting the prior year sale of AAH, lower performance fee compensation, disciplined expense management and reengineering.
Income Taxes
Our effective tax rate was 16.2% for the year ended December 31, 2020 compared to 15.2% for the prior year. See Note 24 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
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
The following table presents summary financial information by segment:

	Years Ended December 31,
	2020	2019
	(in millions)
Advice & Wealth Management
Net revenues	$6,675	$6,599
Expenses	5,354	5,090
Adjusted operating earnings	$1,321	$1,509
Asset Management
Net revenues	$2,891	$2,913
Expenses	2,194	2,252
Adjusted operating earnings	$697	$661
Retirement & Protection Solutions
Net revenues	$3,094	$3,123
Expenses	2,614	2,399
Adjusted operating earnings	$480	$724
Corporate & Other
Net revenues	$546	$1,477
Expenses	915	1,763
Adjusted operating loss	$(369)	$(286)

The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2020		2019
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Premiums, policy and contract charges	$2	$(3)	$5	$—
Total revenues	2	(3)	5	—

Benefits, claims, losses and settlement expenses
LTC unlocking and loss recognition	—	141	—	8
Unlocking, excluding LTC	189	7	6	(2)
Total benefits, claims, losses and settlement expenses	189	148	6	6
Amortization of DAC	108	(4)	15	(2)
Total expenses	297	144	21	4
Pretax income (loss)	$(295)	$(147)	$(16)	$(4)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2020	2019
	(in billions)
Beginning balance	$317.5	$251.5
Net flows	24.1	17.6
Market appreciation (depreciation) and other	38.4	48.4
Ending balance	$380.0	$317.5

Advisory wrap account assets ending balance (1)	$375.7	$314.3
Average advisory wrap account assets (2)	$318.3	$282.9
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
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the twelve months ended December 31, 2020 and 2019.
Wrap account assets increased $62.5 billion, or 20%, during the year ended December 31, 2020 due to net inflows of $24.1 billion and market appreciation and other of $38.4 billion. Average advisory wrap account assets increased $35.4 billion, or 13%, compared to the prior year reflecting net inflows and market appreciation.

The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$4,211	$3,841	$370	10%
Distribution fees	2,002	2,281	(279)	(12)
Net investment income	313	411	(98)	(24)
Other revenues	208	202	6	3
Total revenues	6,734	6,735	(1)	—
Banking and deposit interest expense	59	136	(77)	(57)
Total net revenues	6,675	6,599	76	1
Expenses
Distribution expenses	3,946	3,714	232	6
Interest and debt expense	10	11	(1)	(9)
General and administrative expense	1,398	1,365	33	2
Total expenses	5,354	5,090	264	5
Adjusted operating earnings	$1,321	$1,509	$(188)	(12)%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $188 million, or 12%, to $1.3 billion for the year ended December 31, 2020 compared to $1.5 billion for the prior year due to lower interest rates, partially offset by higher average wrap account balances reflecting wrap account net inflows and equity market appreciation. Pretax adjusted operating margin was 19.8% for the year ended December 31, 2020 compared to 22.9% for the prior year.
We launched Ameriprise Bank, FSB in the second quarter of 2019. Since then, we have continued to add deposits, with $7.4 billion of cash sweep balances as of December 31, 2020. In the third quarter of 2019, we purchased the existing Ameriprise portfolio of credit card accounts from a third party bank, and in the fourth quarter of 2020, we acquired $224 million in an existing portfolio of brokerage client pledged asset lines of credit that are a 50% participation interest with a third party bank.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $76 million or 1%, to $6.7 billion for the year ended December 31, 2020 compared to $6.6 billion for the prior year. Adjusted operating net revenue per advisor increased to $674,000 for the year ended December 31, 2020, up 2%, from $664,000 for the prior year.
Management and financial fees increased $370 million, or 10%, to $4.2 billion for the year ended December 31, 2020 compared to $3.8 billion for the prior year primarily due to growth in wrap account assets. Average advisory wrap account assets increased $35.4 billion, or 13%, compared to the prior year reflecting net inflows and market appreciation.
Distribution fees decreased $279 million, or 12%, to $2.0 billion for the year ended December 31, 2020 compared to $2.3 billion for the prior year reflecting $317 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates, partially offset by higher average equity markets.
Net investment income decreased $98 million, or 24%, to $313 million for the year ended December 31, 2020 compared to $411 million for the prior year primarily due to the unfavorable impact of lower short-term interest rates on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products, as well as lower certificate balances, partially offset by higher average invested assets due to increased bank deposits.
Banking and deposit interest expense decreased $77 million, or 57%, to $59 million for the year ended December 31, 2020 compared to $136 million for the prior year primarily due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $264 million, or 5%, to $5.4 billion for the year ended December 31, 2020 compared to $5.1 billion for the prior year.
Distribution expenses increased $232 million, or 6%, to $3.9 billion for the year ended December 31, 2020 compared to $3.7 billion for the prior year reflecting higher advisor compensation due to wrap account net inflows and market appreciation, as well as investments in recruiting experienced advisors.
General and administrative expense increased $33 million, or 2%, for the year ended December 31, 2020 compared to the prior year primarily due to bank-related expenses and investments in the business for future growth, partially offset by reengineering.

Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of December 31:

Columbia Mutual Fund Rankings in top 2 Lipper Quartiles			2020	2019
Domestic Equity	Equal weighted	1 year	68%	59%
		3 year	61%	55%
		5 year	57%	48%
	Asset weighted	1 year	73%	75%
		3 year	77%	66%
		5 year	78%	69%
International Equity	Equal weighted	1 year	71%	100%
		3 year	92%	80%
		5 year	92%	65%
	Asset weighted	1 year	61%	100%
		3 year	88%	86%
		5 year	88%	69%
Taxable Fixed Income	Equal weighted	1 year	76%	83%
		3 year	81%	81%
		5 year	73%	88%
	Asset weighted	1 year	88%	90%
		3 year	91%	89%
		5 year	77%	90%
Tax Exempt Fixed Income	Equal weighted	1 year	68%	89%
		3 year	74%	89%
		5 year	89%	94%
	Asset weighted	1 year	54%	93%
		3 year	60%	92%
		5 year	67%	98%
Asset Allocation Funds	Equal weighted	1 year	71%	64%
		3 year	64%	58%
		5 year	75%	80%
	Asset weighted	1 year	94%	86%
		3 year	83%	88%
		5 year	94%	96%
Number of funds with 4 or 5 Morningstar star ratings		Overall	53	56
		3 year	38	51
		5 year	49	53
Percent of funds with 4 or 5 Morningstar star ratings		Overall	58%	54%
		3 year	41%	49%
		5 year	54%	53%
Percent of assets with 4 or 5 Morningstar star ratings		Overall	65%	66%
		3 year	47%	50%
		5 year	54%	59%
Mutual fund performance rankings are based on the performance of the Institutional Class for Columbia branded mutual funds. Only funds with Institutional Class shares are included. Prior period rankings have been adjusted to reflect the change in a fund’s investment category to more accurately reflect its investment strategy.
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

Threadneedle Retail Fund Rankings in Top 2 Morningstar Quartiles or Above Index Benchmark			2020	2019
Equity	Equal weighted	1 year	80%	87%
		3 year	83%	77%
		5 year	75%	70%
	Asset weighted	1 year	86%	91%
		3 year	88%	79%
		5 year	85%	82%
Fixed Income	Equal weighted	1 year	96%	78%
		3 year	96%	88%
		5 year	92%	96%
	Asset weighted	1 year	99%	75%
		3 year	99%	93%
		5 year	96%	97%
Allocation (Managed) Funds	Equal weighted	1 year	89%	100%
		3 year	88%	75%
		5 year	88%	88%
	Asset weighted	1 year	99%	100%
		3 year	99%	94%
		5 year	99%	98%
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
The following table presents managed assets by type:

	December 31,		Change		Average (1)		Change
					December 31,
	2020	2019			2020	2019
	(in billions)				(in billions)
Equity	$302.6	$271.1	$31.5	12%	$259.8	$251.5	$8.3	3%
Fixed income	196.5	179.2	17.3	10	185.6	171.2	14.4	8
Money market	5.9	5.6	0.3	5	5.1	5.1	—	—
Alternative	3.6	3.1	0.5	16	3.2	3.1	0.1	3
Hybrid and other	38.0	35.2	2.8	8	35.4	33.9	1.5	4
Total managed assets	$546.6	$494.2	$52.4	11%	$489.1	$464.8	$24.3	5%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

The following tables present the changes in global managed assets:

	Years Ended December 31,
	2020	2019
	(in billions)
Global Retail Funds
Beginning assets	$287.5	$247.9
Inflows	64.7	46.9
Outflows	(61.9)	(53.8)
Net VP/VIT fund flows	(2.9)	(2.7)
Net new flows	(0.1)	(9.6)
Reinvested dividends	10.0	9.7
Net flows	9.9	0.1
Distributions	(11.6)	(11.3)
Market appreciation (depreciation) and other	35.5	50.3
Foreign currency translation (1)	2.2	0.5
Total ending assets	323.5	287.5

Global Institutional
Beginning assets	206.7	182.8
Inflows (2)	27.4	22.7
Outflows	(31.6)	(29.9)
Net flows	(4.2)	(7.2)
Market appreciation (depreciation) and other (3)	16.9	29.7
Foreign currency translation (1)	3.7	1.4
Total ending assets	223.1	206.7
Total managed assets	$546.6	$494.2
Total net flows	$5.7	$(7.1)

Former Parent Company Related (4)
Retail net new flows	$0.5	$(0.9)
Institutional net new flows	(3.4)	(3.4)
Total net new flows	$(2.9)	$(4.3)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Includes $1.3 billion of net flows from our recently launched structured variable annuity product.
(3) Includes $3.0 billion and $4.6 billion for the total change in Affiliated General Account Assets, excluding net flows related to our recently launched structured variable annuity product, during the years ended December 31, 2020 and 2019, respectively.
(4) Former parent company related assets and net new flows are included in the rollforwards above.
The United Kingdom’s (“U.K.”) and the European Union’s (“EU”) trade and cooperation agreement did not include cross-border financial services. As a result, our U.K. asset management business is no longer able to market its services into the EU on a passporting basis and must now comply with local EU and country requirements as a non-EU firm, which includes leveraging our Luxembourg-based management company affiliate to provide services and marketing to EU clients and investors. As a result the full impact of Brexit remains uncertain.
Total segment AUM increased $52.4 billion, or 11%, during the year ended December 31, 2020 driven by market appreciation and net inflows. Net inflows were $5.7 billion for the year ended December 31, 2020, a $12.8 billion improvement compared to the prior year.

The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$2,475	$2,488	$(13)	(1)%
Distribution fees	411	408	3	1
Net investment income	3	15	(12)	(80)
Other revenues	2	2	—	—
Total revenues	2,891	2,913	(22)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,891	2,913	(22)	(1)
Expenses
Distribution expenses	945	928	17	2
Amortization of deferred acquisition costs	11	9	2	22
Interest and debt expense	5	25	(20)	(80)
General and administrative expense	1,233	1,290	(57)	(4)
Total expenses	2,194	2,252	(58)	(3)
Adjusted operating earnings	$697	$661	$36	5%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $36 million, or 5%, to $697 million for the year ended December 31, 2020 compared to $661 million for the prior year primarily due to equity market appreciation and disciplined expense management, partially offset by a $38 million decrease in net performance fees.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, decreased $22 million, or 1%, for the year ended December 31, 2020 compared to the prior year.
Management and financial advice fees decreased $13 million, or 1%, for the year ended December 31, 2020 compared to the prior year primarily driven by a $74 million decrease in performance fees, partially offset by higher average equity markets.
Net investment income, which excludes net realized investment gains or losses, decreased $12 million, or 80%, to $3 million for the year ended December 31, 2020 compared to $15 million for the prior year primarily reflecting an impairment of an investment and lower interest income.
Expenses
Total expenses decreased $58 million, or 3%, to $2.2 billion for the year ended December 31, 2020 compared to $2.3 billion for the prior year.
General and administrative expense decreased $57 million, or 4%, to $1.2 billion for the year ended December 31, 2020 compared to $1.3 billion for the prior year primarily reflecting disciplined expense management and reengineering and elevated performance fee related compensation in the prior year.

Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$831	$827	$4	—%
Distribution fees	437	438	(1)	—
Net investment income	508	528	(20)	(4)
Premiums, policy and contract charges	1,315	1,330	(15)	(1)
Other revenues	3	—	3	—
Total revenues	3,094	3,123	(29)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,094	3,123	(29)	(1)
Expenses
Distribution expenses	455	469	(14)	(3)
Interest credited to fixed accounts	394	387	7	2
Benefits, claims, losses and settlement expenses	1,131	988	143	14
Amortization of deferred acquisition costs	300	230	70	30
Interest and debt expense	39	31	8	26
General and administrative expense	295	294	1	—
Total expenses	2,614	2,399	215	9
Adjusted operating earnings	$480	$724	$(244)	(34)%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts, net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual) and mean reversion related impacts, decreased $244 million, or 34%, to $480 million for the year ended December 31, 2020 compared to $724 million for the prior year.
RiverSource variable annuity account balances increased 7% to $85.8 billion as of December 31, 2020 compared to the prior year due to market appreciation, partially offset by net outflows of $2.1 billion. Variable annuity sales increased 7% to $4.4 billion for the year ended December 31, 2020 compared to the prior year reflecting a decrease in sales of variable annuities with living benefit guarantees that was more than offset by sales of structured variable annuities launched earlier in 2020. Sales of variable annuities without living benefit guarantees comprised 49% of total variable annuity sales in 2020 compared to 25% in 2019. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and reinsurance accrual offset to the market impact on IUL contracts, decreased $29 million, or 1%, for the year ended December 31, 2020 compared to the prior year.
Net investment income, which excludes net realized investment gains or losses, decreased $20 million, or 4%, to $508 million for the year ended December 31, 2020 compared to $528 million for the prior year reflecting lower fixed maturity investment yields.
Premiums, policy and contract charges, which exclude the unearned revenue amortization and reinsurance accrual offset to net realized investment gains or losses and the market impact on IUL contracts, decreased $15 million, or 1%, for the year ended December 31, 2020 compared to the prior year primarily due to lower sales of immediate annuities with a life contingent feature, partially offset by higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Expenses
Total expenses, which exclude the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts), (net of hedges and the related DSIC and DAC amortization), mean reversion related impacts and the DAC and DSIC offset to net realized investment gains or losses, increased $215 million, or 9%, to $2.6 billion for the year ended December 31, 2020 compared to $2.4 billion for the prior year.

Distribution expenses decreased $14 million, or 3%, to $455 million for the year ended December 31, 2020 compared to $469 million for the prior year primarily reflecting lower insurance sales and annuity product mix.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity contracts (net of hedges and the related DSIC amortization), mean reversion related impacts and the DSIC offset to net realized investment gains or losses, increased $143 million, or 14%, to $1.1 billion for the year ended December 31, 2020 compared to $988 million for the prior year primarily due to the impact of unlocking, partially offset by lower sales of immediate annuities with a life contingent feature. The unlocking impact for 2020 was an expense of $189 million compared to an expense of $6 million for the prior year and primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees, partially offset by a lower benefit from changes in equity market volatility and correlation assumptions on variable annuities with living benefit guarantees compared to the prior year.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity contracts and IUL contracts and the DAC offset to net realized investment gains or losses, increased $70 million, or 30%, to $300 million for the year ended December 31, 2020 compared to $230 million for the prior year primarily reflecting the impact of unlocking, partially offset by a lower DAC amortization rate which is the result of lower surrenders on variable annuities. The impact of unlocking for 2020 was an expense of $108 million compared to an expense of $15 million in the prior year. The unlocking impact for 2020 primarily reflected a higher unfavorable impact from updates to our interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees compared to the prior year.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$—	$4	$(4)	NM
Distribution fees	—	6	(6)	NM
Net investment income	377	479	(102)	(21)%
Premiums, policy and contract charges	102	931	(829)	(89)
Other revenues	70	65	5	8
Total revenues	549	1,485	(936)	(63)
Banking and deposit interest expense	3	8	(5)	(63)
Total net revenues	546	1,477	(931)	(63)
Expenses
Distribution expenses	(7)	4	(11)	NM
Interest credited to fixed accounts	261	270	(9)	(3)
Benefits, claims, losses and settlement expenses	344	965	(621)	(64)
Amortization of deferred acquisition costs	6	55	(49)	(89)
Interest and debt expense	66	78	(12)	(15)
General and administrative expense	245	391	(146)	(37)
Total expenses	915	1,763	(848)	(48)
Adjusted operating loss	$(369)	$(286)	$(83)	(29)%
NM  Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $83 million, or 29%, to $369 million for the year ended December 31, 2020 compared to $286 million for the prior year primarily reflecting the unfavorable impact from unlocking and loss recognition, partially offset by disciplined expense management and the favorable impacts from COVID-19 on LTC insurance.
Our Corporate & Other segment includes our closed blocks of LTC insurance and FA business. See below for more details on our closed block of LTC insurance.
Auto and Home pretax adjusted operating earnings were $13 million for the year ended December 31, 2019. We sold AAH on October 1, 2019.

Net Revenues
Net revenues, which exclude net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain on disposal of business that is not considered discontinued operations, integration and restructuring charges and revenues attributable to CIEs, decreased $931 million, or 63%, to $546 million for the year ended December 31, 2020 compared to $1.5 billion for the prior year. Net revenues for the year ended December 31, 2019 included $881 million from Auto and Home, which was sold in 2019.
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments and net investment income attributable to CIEs, decreased $102 million, or 21%, to $377 million for the year ended December 31, 2020 compared to $479 million for the prior year primarily reflecting the sale of AAH and lower average invested assets due to fixed annuity net outflows and lower asset earned rates, partially offset by lower impairments of our investments in affordable housing partnerships.
Premiums, policy and contract charges decreased $829 million, or 89%, to $102 million for the year ended December 31, 2020 compared to $931 million for the prior year primarily due to the sale of AAH.
Expenses
Total expenses, which exclude the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), integration and restructuring charges and expenses attributable to CIEs, decreased $848 million, or 48%, to $915 million for the year ended December 31, 2020 compared to $1.8 billion for the prior year. Total expenses for the year ended December 31, 2019 included $868 million from Auto and Home reflecting the prior year sale of AAH.
Distribution expenses decreased $11 million to a benefit of $7 million for the year ended December 31, 2020 compared to an expense of $4 million for the prior year reflecting the prior year sale of AAH.
Interest credited to fixed accounts, which exclude the market impact on fixed deferred annuity contracts (net of hedges), decreased $9 million, or 3%, to $261 million for the year ended December 31, 2020 compared to $270 million for the prior year due to lower average fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses decreased $621 million, or 64%, to $344 million for the year ended December 31, 2020 compared to $965 million for the prior year primarily reflecting the sale of AAH and the impact of COVID-19 on LTC insurance, partially offset by the impact of LTC unlocking and loss recognition and the FA unlocking impact. The impact of COVID-19 resulted in fewer LTC clients entering nursing homes as well as increased mortality-related client terminations. Our annual review of LTC active life future policy benefit reserve adequacy resulted in unlocking and loss recognition of $141 million in 2020 compared to $8 million in the prior year. The unlocking and loss recognition in 2020 was primarily due to a higher unfavorable impact from updates to our interest rates assumptions, a lower unfavorable impact from lesser changes to assumptions regarding morbidity, mortality and persistency and a lower benefit from approved and expected premium rate increases and benefit reductions compared to the prior year.
Amortization of DAC, which excludes the DAC offset to the market impact on fixed deferred annuity contracts, decreased $49 million, or 89%, to $6 million for the year ended December 31, 2020 compared to $55 million for the prior year reflecting the prior year sale of AAH.
General and administrative expense, which excludes integration and restructuring charges and expenses attributable to CIEs, decreased $146 million, or 37%, to $245 million for the year ended December 31, 2020 compared to $391 million for the prior year primarily due to the prior year sale of AAH and lower project expenses.
Closed Block LTC Insurance
As of December 31, 2020, our nursing home indemnity LTC block had approximately $79 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 53% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 82 and the average attained age of policyholders on claim is 88. Fifty-four percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
As of December 31, 2020, our comprehensive reimbursement LTC block had approximately $116 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.2 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 77 and the average attained age of policyholders on claim is 84. Thirty-six percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
We utilize three primary levers to manage our LTC business. First, we have taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 190% on our nursing home indemnity LTC block and 107% on our comprehensive reimbursement LTC block as of December 31, 2020. Second, we have a reserving process that reflects the policy features and risk characteristics of our blocks. As of December 31, 2020, we had 35,000 policies that were closed with claim activity, as well as 8,000 open claims. We apply this experience to our in force policies, which were 97,000 as of December 31, 2020, at a very granular level by issue year, attained age and benefit features. Our statutory reserves are $313 million higher than our GAAP reserves and include margins on key assumptions for morbidity and mortality, as well as $288 million in asset adequacy reserves as of December 31, 2020. Lastly, we have prudently managed our investment portfolio primarily through a liquid, investment grade portfolio that is currently in a net unrealized gain position.
We undertake an extensive review of active life future policy benefit reserve adequacy annually during the third quarter of each year, or more frequently if appropriate, using current best estimate assumptions as of the date of the review. Our annual review process includes an analysis of our key reserve assumptions, including those for morbidity, terminations (mortality and lapses), premium rate increases and investment yields.
Consolidated Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$7,015	$6,776	$239	4%
Distribution fees	1,919	1,877	42	2
Net investment income	1,463	1,596	(133)	(8)
Premiums, policy and contract charges	2,224	2,467	(243)	(10)
Other revenues	269	208	61	29
Gain on disposal of business	213	—	213	NM
Total revenues	13,103	12,924	179	1
Banking and deposit interest expense	136	89	47	53
Total net revenues	12,967	12,835	132	1
Expenses
Distribution expenses	3,810	3,637	173	5
Interest credited to fixed accounts	669	674	(5)	(1)
Benefits, claims, losses and settlement expenses	2,576	2,302	274	12
Amortization of deferred acquisition costs	179	322	(143)	(44)
Interest and debt expense	214	245	(31)	(13)
General and administrative expense	3,287	3,171	116	4
Total expenses	10,735	10,351	384	4
Pretax income	2,232	2,484	(252)	(10)
Income tax provision	339	386	(47)	(12)
Net income	$1,893	$2,098	$(205)	(10)%
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
•The market impact of hedges on investments was an expense of $35 million for the year ended December 31, 2019 compared to a benefit of $11 million for the prior year.
•A $49 million unfavorable change in the mark-to-market impact on share-based compensation expenses.
•Higher mark-to-market impact on advisor deferred compensation expense and investments in recruiting experienced advisors.
•An increase in general and administrative expenses for our Advice & Wealth Management segment related to investments in business growth.
•An increase in impairments of our investment in affordable housing partnerships, which was $35 million for the year ended December 31, 2019 compared to $7 million for the prior year.
•The cumulative impact of asset management net outflows, partially offset by wrap account net inflows.
•A gain of $213 million recognized on the sale of AAH on October 1, 2019.

•A positive impact from higher average equity markets and higher average short-term interest rates.
•The mean reversion related impact was a benefit of $57 million for the year ended December 31, 2019 compared to an expense of $33 million for the prior year.
•The unfavorable impact of unlocking and LTC loss recognition was $16 million for the year ended December 31, 2019 compared to $53 million for the prior year.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Pretax Increase (Decrease)	2019	2018
	(in millions)
Premiums, policy and contract charges	$5	$78
Total revenues	5	78

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	8	52
Unlocking impact, excluding LTC	(1)	112
Total benefits, claims, losses and settlement expenses	7	164
Amortization of DAC	14	(33)
Total expenses	21	131
Pretax income (1)	$(16)	$(53)
(1) Includes a $4 million and $5 million net benefit related to the market impact on variable annuity guaranteed benefits for the years ended December 31, 2019 and 2018, respectively, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking and LTC loss recognition.
The unfavorable unlocking impact in 2019 primarily reflected the impact from updates to our interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit partially offset by a benefit from changes in equity market volatility and correlation assumptions on variable annuities. The unfavorable unlocking impact in the prior year primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities partially offset by the impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
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
The unfavorable impact of updates to our interest rate assumptions noted above for unlocking and LTC loss recognition was $118 million. Based on the significant interest rate dislocation, we extended the grading period one year to reach our ultimate 10-year treasury rate of 5% by assuming rates remain flat for six months and then grade to our long-term rate over the next three years.
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
Net investment income decreased $133 million, or 8%, to $1.5 billion for the year ended December 31, 2019 compared to $1.6 billion for the prior year primarily due to the following impacts:
•A $46 million unfavorable change in the market impact of hedges on investments.
•A $43 million decrease in net investment income of CIEs.
•Net realized investment losses of $3 million for the year ended December 31, 2019 compared to net realized investment gains of $10 million for the prior year.
•Impairments of our investment in affordable housing partnerships of $35 million for the year ended December 31, 2019 compared to $7 million for the prior year.
•The unfavorable impact of fixed annuity net outflows and the fixed annuities reinsurance transaction.

•The favorable impact of higher average invested assets related to the bank and certificates and higher average investment yields related to certificates.
Premiums, policy and contract charges decreased $243 million, or 10%, to $2.2 billion for the year ended December 31, 2019 compared to $2.5 billion for the prior year primarily due to the sale of AAH and unlocking, partially offset by an increase in variable annuity guaranteed benefit rider charges and a $7 million expense in the prior year related to a modification of costs within a reinsurance contract. Premiums for the year ended December 31, 2019 included $827 million from Auto and Home for the nine months prior to sale on October 1, 2019 compared to $1.0 billion for the prior year. The impact from unlocking was a $5 million favorable impact compared to a $78 million favorable impact in the prior year. The unlocking impact for 2019 reflected updates to our interest rate assumptions. The primary driver of the unlocking impact for the prior year was higher projected gains on reinsurance contracts resulting from unfavorable mortality experience on UL and VUL insurance products.
Other revenues increased $61 million, or 29%, to $269 million for the year ended December 31, 2019 compared to $208 million for the prior year primarily due to accretion on our fixed annuities reinsurance deposit receivable and a $7 million gain on the sale of real estate in the third quarter of 2019.
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
Benefits, claims, losses and settlement expenses increased $274 million, or 12%, to $2.6 billion for the year ended December 31, 2019 compared to $2.3 billion for the prior year primarily reflecting the following items:
•A $425 million increase in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $175 million for the year ended December 31, 2019 compared to a favorable impact of $250 million for the prior year. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.
•A $228 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of a favorable $315 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $549 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $6 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:
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
•The impact of unlocking excluding LTC was a benefit of $1 million for the year ended December 31, 2019 compared to an expense of $112 million for the prior year. The unlocking impact for 2019 primarily reflected a benefit from changes in equity market volatility and correlation assumptions on variable annuities, partially offset by updates to our interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit. The unlocking impact for the prior year primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.

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
•A $204 million decrease in auto and home expenses primarily reflecting the sale of AAH.
•The mean reversion related impact was a benefit of $26 million for the year ended December 31, 2019 compared to an expense of $12 million for the prior year.
Amortization of DAC decreased $143 million, or 44%, to $179 million for the year ended December 31, 2019 compared to $322 million for the prior year primarily reflecting the following items:
•The DAC offset to the market impact on variable annuity guaranteed benefits was a benefit of $82 million for the year ended December 31, 2019 compared to an expense of $23 million for the prior year.
•The mean reversion related impact was a benefit of $31 million for the year ended December 31, 2019 compared to an expense of $21 million for the prior year.
•A $10 million decrease in auto and home expenses primarily reflecting the sale of AAH.
•A favorable impact from normal year over year experience differences for variable annuities.
•The impact of unlocking in 2019 was an expense of $14 million and reflected updates to our interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking in the prior year was a benefit of $33 million and primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
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

Results of Operations by Segment
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table presents summary financial information by segment:

	Years Ended December 31,
	2019	2018
	(in millions)
Advice & Wealth Management
Net revenues	$6,599	$6,189
Expenses	5,090	4,800
Adjusted operating earnings	$1,509	$1,389
Asset Management
Net revenues	$2,913	$3,011
Expenses	2,252	2,283
Adjusted operating earnings	$661	$728
Retirement & Protection Solutions
Net revenues	$3,123	$3,166
Expenses	2,399	2,445
Adjusted operating earnings	$724	$721
Corporate & Other
Net revenues	$1,477	$1,742
Expenses	1,763	2,016
Adjusted operating loss	$(286)	$(274)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2019		2018
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Premiums, policy and contract charges	$5	$—	$78	$—
Total revenues	5	—	78	—

Benefits, claims, losses and settlement expenses
LTC unlocking and loss recognition	—	8	—	52
Unlocking impact, excluding LTC	6	(2)	118	1
Total benefits, claims, losses and settlement expenses	6	6	118	53
Amortization of DAC	15	(2)	(40)	5
Total expenses	21	4	78	58
Pretax income (loss)	$(16)	$(4)	$—	$(58)

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2019	2018
	(in billions)
Beginning balance	$251.5	$248.2
Net flows	17.6	21.1
Market appreciation (depreciation) and other	48.4	(17.8)
Ending balance	$317.5	$251.5

Advisory wrap account assets ending balance (1)	$314.3	$249.1
Average advisory wrap account assets (2)	$282.9	$255.5
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
Wrap account assets increased $66.0 billion, or 26%, during the year ended December 31, 2019 due to net inflows of $17.6 billion and market appreciation and other of $48.4 billion. Average advisory wrap account assets increased $27.4 billion, or 11%, compared to the prior year reflecting net inflows and market appreciation.
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

Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$827	$839	$(12)	(1)%
Distribution fees	438	439	(1)	—
Net investment income	528	528	—	—
Premiums, policy and contract charges	1,330	1,360	(30)	(2)
Other revenues	—	—	—	—
Total revenues	3,123	3,166	(43)	(1)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,123	3,166	(43)	(1)
Expenses
Distribution expenses	469	476	(7)	(1)
Interest credited to fixed accounts	387	379	8	2
Benefits, claims, losses and settlement expenses	988	1,060	(72)	(7)
Amortization of deferred acquisition costs	230	196	34	17
Interest and debt expense	31	29	2	7
General and administrative expense	294	305	(11)	(4)
Total expenses	2,399	2,445	(46)	(2)
Adjusted operating earnings	$724	$721	$3	—%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which exclude net realized investment gains or losses (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts, net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual) and mean reversion related impacts, increased $3 million to $724 million for the year ended December 31, 2019 compared to $721 million for the prior year.
RiverSource variable annuity account balances increased 11% to $80.1 billion as of December 31, 2019 compared to the prior year due to equity market appreciation, partially offset by net outflows of $3.2 billion. Variable annuity sales decreased 8% compared to the prior year.
Net Revenues
Net revenues, which exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual) and the unearned revenue amortization and reinsurance accrual offset to the market impact on IUL contracts, decreased $43 million, or 1%, to $3.1 billion for the year ended December 31, 2019 compared to $3.2 billion for the prior year.
Premiums, policy and contract charges, which exclude the unearned revenue amortization and reinsurance accrual offset to net realized investment gains or losses and the market impact on IUL contracts, decreased $30 million, or 2% to $1.3 billion for the year ended December 31, 2019 compared to $1.4 billion for the prior year due to the impact of unlocking, partially offset by higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date, higher average fee rates and a $7 million expense in the prior year related to a modification of costs within a reinsurance contract.
Expenses
Total expenses, which exclude the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts, net of hedges and the related DSIC and DAC amortization), mean reversion related impacts and the DAC and DSIC offset to net realized investment gains or losses, decreased $46 million, or 2%, for the year ended December 31, 2019 compared to the prior year.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity contracts (net of hedges and the related DSIC amortization), mean reversion related impacts and the DSIC offset to net realized investment gains or losses, decreased $72 million, or 7%, to $988 million for the year ended December 31, 2019 compared to $1.1 billion for the prior year primarily due to the impact of unlocking, partially offset by higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges. The unlocking impact for 2019 was an expense of $6 million and primarily reflected updates to our interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit, partially offset by a benefit from changes in equity market volatility and correlation assumptions on variable annuities. The unlocking impact for the prior year was an expense of

$118 million and primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity contracts and IUL contracts and the DAC offset to net realized investment gains or losses, increased $34 million, or 17%, to $230 million for the year ended December 31, 2019 compared to $196 million for the prior year primarily reflecting the impact of unlocking, partially offset by a favorable impact from normal year over year experience differences for variable annuities. The impact of unlocking for 2019 was an expense of $15 million and reflected updates to our interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking in the prior year was a benefit of $40 million and primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$4	$5	$(1)	(20)%
Distribution fees	6	7	(1)	(14)
Net investment income	479	582	(103)	(18)
Premiums, policy and contract charges	931	1,148	(217)	(19)
Other revenues	65	6	59	NM
Total revenues	1,485	1,748	(263)	(15)
Banking and deposit interest expense	8	6	2	33
Total net revenues	1,477	1,742	(265)	(15)
Expenses
Distribution expenses	4	14	(10)	(71)
Interest credited to fixed accounts	270	282	(12)	(4)
Benefits, claims, losses and settlement expenses	965	1,235	(270)	(22)
Amortization of deferred acquisition costs	55	72	(17)	(24)
Interest and debt expense	78	62	16	26
General and administrative expense	391	351	40	11
Total expenses	1,763	2,016	(253)	(13)
Operating loss	$(286)	$(274)	$(12)	(4)%
NM  Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $12 million, or 4%, to $286 million for the year ended December 31, 2019 compared to $274 million for the prior year.
Our LTC insurance pretax adjusted operating earnings were nil for the year ended December 31, 2019 compared to a pretax adjusted operating loss of $61 million for the prior year. Our annual review of LTC active life future policy benefit reserve adequacy resulted in unlocking and loss recognition of $8 million for the year ended December 31, 2019 compared to $52 million in the prior year.
FA business had a pretax adjusted operating earnings of $34 million for the year ended December 31, 2019 compared to $30 million for the prior year.
RiverSource fixed deferred annuity account balances declined 5% to $8.3 billion as of December 31, 2019 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. We reinsured approximately 20% of our fixed annuities block during the first quarter of 2019. The reinsurance transaction generated $200 million of excess capital and had a marginal impact on fixed annuity adjusted pretax operating earnings.

Auto and Home pretax adjusted operating earnings were $13 million for the year ended December 31, 2019 compared to a pretax adjusted operating loss of $10 million for the prior year. We sold AAH on October 1, 2019.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain on disposal of business that is not considered discontinued operations, integration and restructuring charges and revenues attributable to CIEs, decreased $265 million, or 15%, to $1.5 billion for the year ended December 31, 2019 compared to $1.7 billion for the prior year. Net revenues for the year ended December 31, 2019 included $881 million from Auto and Home compared to $1.1 billion for the prior year reflecting the sale of AAH.
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments and net investment income attributable to CIEs, decreased $103 million, or 18%, to $479 million for the year ended December 31, 2019 compared to $582 million for the prior year primarily due to a $47 million unfavorable impact related to the fixed annuities reinsurance transaction, approximately $30 million from lower average invested assets due to fixed annuity net outflows and impairments of our investment in affordable housing partnerships. Impairments of our investment in affordable housing partnerships were $35 million for the year ended December 31, 2019 compared to $7 million for the prior year.
Premiums, policy and contract charges decreased $217 million, or 19%, to $931 million for the year ended December 31, 2019 compared to $1.1 billion for the prior year primarily due to the sale of AAH.
Other revenues increased $59 million to $65 million for the year ended December 31, 2019 compared to $6 million for the prior year primarily due to accretion on our fixed annuities reinsurance deposit receivable and a $7 million gain on the sale of real estate in the third quarter of 2019.
Expenses
Total expenses, which exclude the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), integration and restructuring charges and expenses attributable to CIEs, decreased $253 million, or 13%, to $1.8 billion for the year ended December 31, 2019 compared to $2.0 billion for the prior year. Total expenses for the year ended December 31, 2019 included $868 million from Auto and Home reflecting the sale of AAH.
Distribution expenses decreased $10 million, or 71%, to $4 million for the year ended December 31, 2019 compared to $14 million for the prior year reflecting the sale of AAH.
Interest credited to fixed accounts, which excludes the market impact on fixed deferred annuity contracts (net of hedges), decreased $12 million, or 4%, to $270 million for the year ended December 31, 2019 compared to $282 million for the prior year due to lower average fixed deferred annuity account balances.
Benefits, claims, losses and settlement expenses decreased $270 million, or 22%, to $965 million for the year ended December 31, 2019 compared to $1.2 billion for the prior year reflecting a decrease in LTC unlocking and loss recognition and the sale of AAH.
Amortization of DAC, which excludes the DAC offset to the market impact on fixed deferred annuity contracts, decreased $17 million, or 24%, to $55 million for the year ended December 31, 2019 compared to $72 million for the prior year primarily reflecting the sale of AAH and the impact of unlocking.
Interest and debt expense, which excludes interest expense attributable to CIEs, increased $16 million, or 26%, to $78 million for the year ended December 31, 2019 compared to $62 million for the prior year primarily due to interest expense on asset backed securities issued by one of our subsidiaries in the fourth quarter of 2018. This interest expense is eliminated on a consolidated basis.
General and administrative expense, which excludes integration and restructuring charges and expenses attributable to CIEs, increased $40 million, or 11%, to $391 million for the year ended December 31, 2019 compared to $351 million for the prior year primarily due to a $33 million unfavorable change in the mark-to-market impact on share-based compensation expenses, investments in growth initiatives and a $13 million increase in severance, partially offset by a $25 million decrease in auto and home expenses primarily reflecting the sale of AAH.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2020. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $467 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2020 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the year ended December 31, 2020. At December 31, 2020 and 2019, we had $6.8 billion and $3.7 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At December 31, 2020 and 2019, the parent company had $1.1 billion and $1.8 billion, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity include a line of credit with an affiliate up to $867 million and an unsecured revolving committed credit facility for up to $750 million that expires in October 2022. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of December 31, 2020 was $2.3 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.0 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2020, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. Compliance with these covenants is not currently impaired by the COVID-19 pandemic, and we remain in compliance with all such covenants at December 31, 2020.
On April 2, 2020, we issued $500 million of unsecured 3.0% senior notes due April 2, 2025 and incurred debt issuance costs of $4 million. Interest payments are due semi-annually in arrears on April 2 and October 2, commencing on October 2, 2020.
The Company repaid $750 million principal amount of its 5.3% senior notes at maturity on March 16, 2020.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $200 million and $201 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities and residential mortgage backed securities, as of December 31, 2020 and 2019. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs and stress requirements.
On November 3, 2020, S&P Global lowered our issuer credit and senior unsecured debt rating from A with a negative outlook to A-with a stable outlook due to gradual expansion in our non-insurance businesses driving a S&P ratings methodology change. We do not believe this rating change will have a material impact on our access to or cost of capital or otherwise materially impact our liquidity.
We continue to monitor and respond to the ongoing COVID-19 pandemic. Our risk management strategy is designed to provide proactive protection during stress events such as the current pandemic. We believe our process is working as intended, and our liquidity and capital resources have remained a source of balance sheet strength during the twelve months ended December 31, 2020.

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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2020	2019	2020	2019
	(in millions)
RiverSource Life (1)(2)	$5,021	$2,924	$993	$601
RiverSource Life of NY (1)(2)	323	235	42	38
ACC (4)(5)	387	430	362	402
Threadneedle Asset Management Holdings Sàrl (6)	445	287	204	183
Ameriprise Bank, FSB (4)(7)	658	300	543	180
AFS (3)(4)	134	94	#	#
Ameriprise Captive Insurance Company (3)	41	48	8	9
Ameriprise Trust Company (3)	42	35	37	32
AEIS (3)(4)	122	133	25	22
RiverSource Distributors, Inc. (3)(4)	12	13	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	16	16	#	#
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2020 and 2019.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at December 31, 2020 represent calculations at September 30, 2020 of the rule based requirements, as specified by FCA regulations.
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
During the year ended December 31, 2020, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.1 billion and contributed cash to its subsidiaries of $416 million. During the year ended December 31, 2019, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.7 billion and contributed cash to its subsidiaries of $368 million.

The table below presents the historical subsidiary capacity for dividends and other distributions to the parent holding company in each of the years ended December 31:

	2020	2019	2018
	(in millions)
RiverSource Life (1)	$1,505	$1,676	$958
Ameriprise Bank, FSB	74	20	4
ACC (2)	97	96	25
CMIA	381	368	395
CMIS	14	48	39
Ameriprise International Holdings GmbH	254	231	446
Ameriprise Trust Company	—	3	6
Ameriprise Captive Insurance Company	48	54	64
RiverSource Distributors, Inc.	12	12	12
AMPF Holding Corporation	1,116	1,092	1,027
Total capacity	$3,501	$3,600	$2,976
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
The following table presents cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2020	2019	2018
	(in millions)
RiverSource Life	$800	$1,350	$750
Ameriprise Bank, FSB	(300)	(260)	—
ACC	72	69	(33)
CMIA	324	286	308
CMIS	—	40	—
Ameriprise International Holdings GmbH (1)	—	116	393
Ameriprise Advisor Capital, LLC (2)	(102)	(84)	401
Ameriprise Captive Insurance Company	15	15	10
AMPF Holding Corporation	924	920	840
Ameriprise Trust Company	(4)	—	—
Ameriprise India	4	—	—
Total	$1,733	$2,452	$2,669
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $512 million and $518 million for the years ended December 31, 2020 and 2019, respectively. On January 27, 2021, we announced a quarterly dividend of $1.04 per common share. The dividend will be paid on February 26, 2021 to our shareholders of record at the close of business on February 12, 2021.
In February 2019, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through March 31, 2021, which was exhausted in the fourth quarter of 2020. In August 2020, our Board of Directors authorized an additional repurchase up to $2.5 billion of our common stock through September 30, 2022. As of December 31, 2020, we had $2.3 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2020, we repurchased a total of 8.4 million shares of our common stock at an average price of $158.17 per share.
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
Operating Activities
Net cash provided by operating activities increased $2.3 billion to $4.6 billion for the year ended December 31, 2020 compared to $2.3 billion for the prior year primarily reflecting a $865 million increase in cash from changes in brokerage deposits, a $373 million decrease in income taxes paid and an increase in cash collateral related to derivatives, partially offset $624 million decrease in cash from changes in restricted and segregated investments.
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
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. This activity is significantly affected by the net flows of our investment certificate, banking, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities decreased $340 million to $2.9 billion for the year ended December 31, 2020 compared to $3.2 billion for the prior year primarily reflecting a $1.5 billion increase in proceeds from sales of Available-for-Sale securities, a $1.4 billion increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, a $391 million decrease in net cash flows related to investments of consolidated investment entities partially offset by a $1.6 billion increase in cash used for purchases of Available-for-Sale securities, $934 million in proceeds from the sale of AAH, net of cash and cash equivalents sold of $204 million, in 2019, a $340 million increase in net cash flows related to deposit receivable and a $134 million increase in net cash flows related to mortgage loans.
Net cash used in investing activities increased $2.6 billion to $3.2 billion for the year ended December 31, 2019 compared to $587 million for the prior year primarily due to a $3.6 billion increase in cash used for purchases of Available-for-Sale securities, a $193 million decrease in proceeds from sales of Available-for-Sale securities, a $635 million decrease in net cash flows related to investments of consolidated investment entities, a $251 million decrease in cash related to the fixed annuities reinsurance arrangement and a $138 million decrease to cash related to written options with deferred premiums, partially offset by a $1.5 billion increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities and $934 million in proceeds from the sale of AAH, net of cash and cash equivalents sold of $204 million. See Note 19 to our Consolidated Financial Statements for additional information on the sale of AAH.
Financing Activities
Net cash provided by financing activities decreased $262 million to $952 million for the year ended December 31, 2020 compared to $1.2 billion for the prior year primarily reflecting a $172 million decrease in net cash inflows from banking deposits, a $378 million decrease in cash related to investment certificates due to certificate net outflows, a $450 million increase in senior note repayments, partially offset by a $502 million decrease in share repurchases and a $382 million increase in borrowings by consolidated investment entities.

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
Contractual Commitments
The contractual obligations identified in the table below include both our on and off-balance sheet transactions that represent material expected or contractually committed future obligations. The table excludes obligations of CIEs as they are not direct obligations of the Company and have recourse only to the assets of the CIEs. Estimated cash payments due by period as of December 31, 2020 were as follows:

	Total	2021	2022-2023	2024-2025	2026 and Thereafter
	(in millions)
Balance Sheet
Senior notes (1)	$2,800	$—	$1,250	$1,050	$500
Insurance and annuities (2)	52,892	2,127	4,140	3,962	42,663
Investment certificates (3)	6,760	6,521	239	—	—
Deferred premium options (4)	932	153	258	267	254
Lease obligations	298	66	104	73	55
Affordable housing and other real estate partnerships (5)	12	6	2	2	2

Off-Balance Sheet
Purchase obligations (6)	812	292	304	137	79
Interest on senior notes (7)	325	95	156	64	10
Interest on lease obligations	25	7	10	5	3
Total	$64,856	$9,267	$6,463	$5,560	$43,566
(1) See Note 14 to our Consolidated Financial Statements for more information about our long-term debt.
(2) These scheduled payments are represented by reserves of approximately $34.0 billion at December 31, 2020 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. The estimated payments are presented gross before reinsurance. The scheduled payments are undiscounted and exceed the corresponding liability at December 31, 2020. Actual payment obligations may differ if experience varies from these assumptions. As of December 31, 2020, the projected period for which cash payments will be made is 40 years. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.
(3) The payments due by year are based on contractual term maturities. However, contractholders have the right to redeem the investment certificates earlier and at their discretion subject to surrender charges, if any. Redemptions are most likely to occur in periods of substantial increases in interest rates.
(4) The fair value of these commitments included on the Consolidated Balance Sheets was $900 million as of December 31, 2020. See Note 17 to our Consolidated Financial Statements for more information about our deferred premium options.
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
(6) Purchase obligations include the minimum contractual amounts by period under contracts that were in effect at December 31, 2020. Many of the purchase agreements giving rise to these purchase obligations include termination clauses that may require payment of termination fees if the agreements are terminated by us without cause prior to their stated expiration; however, the table reflects the amounts to be paid assuming the contracts are not terminated.
(7) Interest on senior notes was estimated based on rates in effect as of December 31, 2020.
In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. In 2021, we expect to contribute $15 million to our pension plans and $1 million to our defined benefit postretirement plans. See Note 25 to our Consolidated Financial Statements for additional information.
Total funding commitments related to loans and private funds, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $18 million and $9 million, respectively, at December 31, 2020. For additional information relating to these contractual commitments, see Note 26 to our Consolidated Financial Statements.

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
Such factors include, but are not limited to:
•the impacts on our business of the COVID-19 pandemic and the related economic, client, governmental and healthcare system responses;
•market fluctuations and general economic and political factors, including volatility in the U.S. and global market conditions, client behavior and volatility in the markets for our products;
•changes in interest rates and periods of low interest rates;
•adverse capital and credit market conditions or any downgrade in our credit ratings;
•effects of competition and the economics of changes in our product revenue mix and distribution channels;
•declines in our investment management performance;
•our ability to compete in attracting and retaining talent, including financial advisors;
•impairment, negative performance or default by financial institutions or other counterparties;
•the ability to maintain our unaffiliated third-party distribution channels and the impacts of sales of unaffiliated products;
•changes in valuation of securities and investments included in our assets;
•the determination of the amount of allowances taken on loans and investments;
•the illiquidity of our investments;
•effects of the elimination of LIBOR on, and value of, securities and other assets and liabilities tied to LIBOR;
•failures by other insurers that lead to higher assessments we owe to state insurance guaranty funds;
•failures or defaults by counterparties to our reinsurance arrangements;
•inadequate reserves for future policy benefits and claims or for future redemptions and maturities;
•deviations from our assumptions regarding morbidity, mortality and persistency affecting our insurance profitability;
•changes to our reputation arising from employee or advisor misconduct or otherwise;
•interruptions or other failures in our operating systems and networks, including errors or failures caused by third-party service providers, interference or third-party attacks;
•interruptions or other errors in our telecommunications or data processing systems;

• identification and mitigation of risk exposure in market environments, new products, vendors and other types of risk;
• ability of our subsidiaries to transfer funds to us to pay dividends;
• changes in exchange rates and other risks in connection with our international operations and earnings and income generated overseas;
• occurrence of natural or man-made disasters and catastrophes;
• legal and regulatory actions brought against us;
• changes to laws and regulations that govern operation of our business;
• supervision by bank regulators and related regulatory and prudential standards as a savings and loan holding company that may limit our activities and strategies;
• changes in corporate tax laws and regulations and interpretations and determinations of tax laws impacting our products; and
• protection of our intellectual property and claims we infringe the intellectual property of others.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our fixed deferred annuities, fixed insurance, brokerage client cash balances, banking deposits, face-amount certificate products and the fixed portion of our variable annuities and variable insurance contracts, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets, the value of liabilities for guaranteed benefits associated with our variable annuities and the value of derivatives held to hedge these benefits.
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
To evaluate interest rate and equity price risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, indexed annuities, stock market certificates, indexed universal life (“IUL”) insurance and the associated hedge assets, we assume no change in implied market volatility despite the 10% drop in equity prices.

The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2020:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(306)	$3	$(303)
DAC and DSIC amortization (2)(3)	(49)	—	(49)
Variable annuity riders and structured variable annuities:
GMDB and GMIB (3)	(9)	—	(9)
GMWB (3)	(210)	167	(43)
GMAB	(15)	15	—
Structured variable annuities	107	(89)	18
DAC and DSIC amortization (4)	N/A	N/A	5
Variable annuity riders and structured variable annuities:	(127)	93	(29)
Macro hedge program (5)	—	296	296
Indexed annuities	5	(4)	1
Certificates	1	(1)	—
IUL insurance	58	(47)	11
Total	$(418)	$340	$(73)	(6)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(58)	$—	$(58)

Variable annuity riders and structured variable annuities:
GMWB	1,656	(2,047)	(391)
GMAB	25	(32)	(7)
Structured variable annuities	(11)	34	23
DAC and DSIC amortization (4)	N/A	N/A	61
Total variable annuity riders and structured variable annuities	1,670	(2,045)	(314)
Macro hedge program (5)	—	(6)	(6)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	68	—	68
Banking deposits	50	—	50
Brokerage client cash balances	230	—	230
Indexed annuities	(1)	—	(1)
Certificates	15	—	15
IUL insurance	17	1	18
Total	$1,991	$(2,050)	$2
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
(4) Market impact on DAC and DSIC amortization related to variable annuity riders and structured variable annuities is modeled net of hedge impact.
(5) The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(302) million.
The above results compare to an estimated negative net impact to pretax income of $90 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $37 million related to a 100 basis point increase in interest rates as of December 31, 2019. The change in equity price exposure as of December 31, 2020 compared to prior year-end was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.

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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. As of December 31, 2020, the value of our assets under management was $886.0 billion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We currently only hedge certain equity price risk for this exposure, primarily using futures and swaps. We currently do not hedge any of the interest rate risk for this exposure.
DAC and DSIC Amortization
For annuity and UL/variable universal life (“VUL”) products, DAC and DSIC are amortized on the basis of estimated gross profits (“EGPs”). EGPs are a proxy for pretax income prior to the recognition of DAC and DSIC amortization expense. When events occur that reduce or increase current period EGPs, DAC and DSIC amortization expense is typically reduced or increased as well, somewhat mitigating the impact of the event on pretax income.
Variable Annuity Riders
The total contract value of all variable annuities as of December 31, 2020 was $85.8 billion. These contract values include GMWB and GMAB contracts which were $52.1 billion and $2.3 billion, respectively, as of December 31, 2020. As of December 31, 2020, reserves for GMWB were net liabilities of $3.0 billion and reserves for GMAB were net liabilities of $1 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. As of December 31, 2020, the reserve for GMDB and GMIB was a net liability of $23 million.
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
Interest Rate Risk
The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Changes in the fair value of the GMWB and GMAB liabilities are recorded through earnings with fair value calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call options, futures, interest rate swaps and swaptions. We have entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms. If interest rates were to increase, we would have to pay more to the swap counterparty, and the fair value of our equity puts would decrease, resulting in a negative impact to our pretax income.
Structured Variable Annuities
Structured Variable Annuities offer the contract-holder the ability to allocate premiums to either an account that earns fixed interest (fixed account) or an account that credits interest based on the performance of various equity indices (indexed account) subject to a cap, floor, or buffer. Our earnings are based upon the spread between investment income earned and the credits made to the fixed and indexed accounts of the structured variable annuities. As of December 31, 2020, we had $1.4 billion in liabilities related to structured variable annuities.

Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. The equity price risk for structured variable annuities is evaluated together with the variable annuity riders as part of a hedge program using the derivative instruments consistent with our hedging on variable annuity riders.
Interest Rate Risk
The fair value of the embedded derivative associated with structured variable annuities is based on a discounted cash flow approach. Changes in interest rates impact the discounting of the embedded derivative liability. The spread between the investment income earned and amounts credited to contract-holders is also affected by changes in interest rates. These interest rate risks associated with structured variable annuities are not currently hedged.
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $34.0 billion in policyholder account balances, future policy benefits and claims on our Consolidated Balance Sheets as of December 31, 2020, $21.4 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.4 billion and 2.4%, respectively, as of December 31, 2020. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $10.0 billion and had a weighted average yield of 1.7% as of December 31, 2020. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2020 was approximately 1.6%.
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

The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2020 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$1.3	$0.2	$0.2	$—	$1.7
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	7.8	—	—	—	7.8
4% - 5.00%	5.5	—	—	—	5.5
Total	$15.1	$0.2	$0.2	$—	$15.5

Percentage of Account Values That Reset In:
Next 12 months (1)	100%	86%	64%	7%	98%
> 12 months to 24 months (2)	—	2	26	3	1
> 24 months (2)	—	12	10	90	1
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with 12 or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than 12 months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
Our equity indexed annuity (“EIA”) product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index, which is guaranteed for the initial seven-year term when the contract is held to full term. As of December 31, 2020, we had $18 million in liabilities related to EIAs. We discontinued new sales of EIAs in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, we purchase futures, which generate returns to replicate what we must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from EIAs are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial as of December 31, 2020.
Fixed Index Annuities
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). We previously offered S&P 500® Index and MSCI® EAFE Index account options. Both options offered two crediting durations, one-year and two-year. The contractholder could allocate all or a portion of the policy value to a fixed or indexed account. The contractholder could choose to add a GMWB for life rider for an additional fee. As of December 31, 2020, we had $327 million in liabilities related to fixed index annuities.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. Most of the proceeds received from fixed index annuities are invested in fixed income securities. To hedge the equity exposure, a portion of the investment earnings received from the fixed income securities is used to purchase call spreads, options and futures which generate returns to replicate what we must credit to client accounts.

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
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1,000 to $2 million with interest crediting rate terms ranging from three to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $17.6 billion in customer deposits as of December 31, 2020, $6.3 billion related to reserves for our fixed rate certificate products.
Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1,000 to $2 million for terms of 52 weeks, 104 weeks or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. As of December 31, 2020, we had $397 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial as of December 31, 2020.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). We offer an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2020, we had $2.2 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
Interest Rate Risk
As mentioned above, most of the proceeds received from IUL insurance are invested in fixed income securities with the return on those investments intended to fund the purchase of call spreads and options. There are two risks relating to interest rates. First, we have the risk that investment returns are such that we do not have enough investment income to purchase the needed call spreads. Second, in the event the policy is surrendered we pay out a book value surrender amount and there is a risk that we will incur a loss upon having to sell the fixed income securities backing the liability (if interest rates have risen). This risk is not currently hedged.

Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds (“GBP”) related to our net investment in Threadneedle, which was 624 million GBP as of December 31, 2020. Our primary exposure related to operations in foreign countries is to the GBP, the Euro and the Indian Rupee. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. As of December 31, 2020, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
Interest Rate Risk on External Debt
The stated interest rate on the $2.8 billion of our senior unsecured notes is fixed. We did not enter into interest rate swap agreements to effectively convert the fixed interest rate on any of the senior unsecured notes to floating interest rates.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2020, our largest reinsurance credit risk is related to a LTC coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 8 to our Consolidated Financial Statements for additional information on reinsurance.

Ameriprise Financial, Inc.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of the reserves for long term care policies
As described in Note 2 and Note 11 to the consolidated financial statements, the total reserves for long term care policies was $5,722 million as of December 31, 2020, which is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Liabilities for estimates of benefits that will become payable on future claims on long term care policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Management utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests, using current best estimate assumptions. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. In 2020, the Company recognized a premium deficiency and losses of $141 million that were recorded through benefits, claims, losses and settlement expenses, which were based on management’s best estimate assumptions including expected premium rate increases, benefit reductions, morbidity rates, policy persistency and interest rates earned on assets supporting the liability.
The principal considerations for our determination that performing procedures relating to the valuation of the reserves for long term care policies is a critical audit matter are the significant judgment by management when developing the estimate of the long term care reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the current best estimate assumptions related to expected premium rate increases, benefit reductions, morbidity rates and interest rates earned on assets supporting the liability. Also, the audit effort included the involvement of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of reserves for long term care policies, including controls over management’s development of the current best estimate assumptions. These procedures also included, among others, evaluating and testing management’s process for developing the estimate of the long term care reserves, testing the completeness and accuracy of underlying data used by management and testing that assumptions are accurately reflected in the models. Evaluating and testing management’s process also included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the reasonableness of the current best estimate assumptions related to expected premium rate increases, benefit reductions, morbidity rates and interest rates earned on assets supporting the liability, and (ii) evaluating the appropriateness of management’s models.
Valuation of the embedded derivatives in certain variable annuity riders
As described in Note 2, Note 11, Note 12, and Note 15 to the consolidated financial statements, management values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. As there is no active market for the transfer of these embedded derivatives, such internal valuation models estimate fair value by discounting expected cash flows. As of December 31, 2020, the net embedded derivative liability in certain variable annuity riders was $2,316 million, and is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Management’s discounted cash flow model for estimating fair value includes observable capital market assumptions and incorporates significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk, all of which management believes a market participant would expect.
The principal considerations for our determination that performing procedures relating to the valuation of the embedded derivatives in certain variable annuity riders is a critical audit matter are the significant judgment by management to estimate the fair value of the embedded derivatives in certain variable annuity riders; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to the significant unobservable inputs related to implied volatility, non-performance risk and contractholder behavior assumptions that include margins for risk and the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the Company’s estimate of the fair value of embedded derivatives in certain variable annuity riders, including controls over the significant unobservable inputs. These procedures also included, among others, evaluating and testing management’s process for developing the fair value estimate. Testing management’s process included evaluating the reasonableness of the significant unobservable inputs related to implied volatility, non-performance risk and contractholder behavior assumptions that include margins for risk, and testing the completeness and accuracy of underlying data used by management in the development of the significant unobservable inputs. Professionals with specialized skill and knowledge were used to assist in (i) evaluating the reasonableness of certain significant unobservable inputs related to implied volatility, non-performance risk and contractholder behavior assumptions that include margins for risk, and (ii) evaluating the appropriateness of management’s models.

Valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities
As described in Note 2, Note 11 and Note 12 to the consolidated financial statements, the Company issues universal life, variable universal life and variable annuity policies that have product features that are accounted for as insurance liabilities. As disclosed by management, the liability for these policies, which is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet, is determined using actuarial models to estimate the present value of the projected benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments. Significant assumptions used by management in projecting the present value of future benefits and assessments include customer asset value growth rates, mortality, persistency, and investment margins, and additionally for variable annuity policies, benefit utilization.
The principal considerations for our determination that performing procedures relating to the valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities is a critical audit matter are the significant judgment by management when developing the estimate of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions related to customer asset value growth rates, persistency, investment margins, and , for variable annuity policies, benefit utilization. Also, the audit effort included the involvement of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, including controls over management’s development of the significant assumptions. These procedures also included, among others, evaluating and testing management’s process for developing the estimate of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, testing the completeness and accuracy of underlying data used by management and testing that assumptions are accurately reflected in the models. Evaluating and testing management’s process also included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the reasonableness of the significant assumptions related to customer asset value growth rates, persistency, benefit utilization and investment margins, and (ii) evaluating the appropriateness of management’s models.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 24, 2021

We have served as the Company’s auditor since 2010.

Ameriprise Financial, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$7,368	$7,015	$6,776
Distribution fees	1,661	1,919	1,877
Net investment income	1,251	1,463	1,596
Premiums, policy and contract charges	1,395	2,224	2,467
Other revenues	283	269	208
Gain on disposal of business	—	213	—
Total revenues	11,958	13,103	12,924
Banking and deposit interest expense	59	136	89
Total net revenues	11,899	12,967	12,835
Expenses
Distribution expenses	4,059	3,810	3,637
Interest credited to fixed accounts	644	669	674
Benefits, claims, losses and settlement expenses	1,806	2,576	2,302
Amortization of deferred acquisition costs	277	179	322
Interest and debt expense	162	214	245
General and administrative expense	3,120	3,287	3,171
Total expenses	10,068	10,735	10,351
Pretax income	1,831	2,232	2,484
Income tax provision	297	339	386
Net income	$1,534	$1,893	$2,098

Earnings per share
Basic	$12.39	$14.12	$14.41
Diluted	$12.20	$13.92	$14.20
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Net income	$1,534	$1,893	$2,098
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	27	17	(31)
Net unrealized gains (losses) on securities	407	556	(465)
Net unrealized gains (losses) on derivatives	(1)	(2)	—
Defined benefit plans	(66)	(18)	(23)
Total other comprehensive income (loss), net of tax	367	553	(519)
Total comprehensive income	$1,901	$2,446	$1,579
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$6,751	$3,709
Cash of consolidated investment entities	94	118
Investments (net of allowance for credit losses: 2020, $52; 2019, $24(1) )	41,031	37,915
Investments of consolidated investment entities, at fair value	1,918	1,606
Separate account assets	92,611	87,488
Receivables (net of allowance for credit losses: 2020, $49; 2019, $39)	7,819	7,202
Receivables of consolidated investment entities, at fair value	16	8
Deferred acquisition costs	2,532	2,698
Restricted and segregated cash, cash equivalents and investments	2,558	2,386
Other assets	10,551	8,698
Other assets of consolidated investment entities, at fair value	2	—
Total assets	$165,883	$151,828

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$33,992	$30,512
Separate account liabilities	92,611	87,488
Customer deposits	17,641	14,430
Short-term borrowings	200	201
Long-term debt	2,831	3,097
Debt of consolidated investment entities, at fair value	1,913	1,628
Accounts payable and accrued expenses	1,998	1,884
Other liabilities	8,761	6,775
Other liabilities of consolidated investment entities, at fair value	69	84
Total liabilities	160,016	146,099

Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 332,390,132 and 329,842,827, respectively)	3	3
Additional paid-in capital	8,822	8,461
Retained earnings	15,292	14,279
Treasury shares, at cost (215,624,519 and 205,903,593 shares, respectively)	(18,879)	(17,276)
Accumulated other comprehensive income (loss), net of tax	629	262
Total equity	5,867	5,729
Total liabilities and equity	$165,883	$151,828
(1) Prior to January 1, 2020, the allowance for credit losses is not applicable to Available-for-Sale securities. See Notes 2, 3, 6 and 7 for more information.
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except share data)
Balances at January 1, 2018	146,634,664	$3	$8,085	$11,326	$(13,648)	$229	$5,995
Cumulative effect of adoption of equity securities guidance	—	—	—	1	—	(1)	—
Comprehensive income:
Net income	—	—	—	2,098	—	—	2,098
Other comprehensive income, net of tax	—	—	—	—	—	(519)	(519)
Total comprehensive income							1,579
Dividends to shareholders	—	—	—	(516)	—	—	(516)
Repurchase of common shares	(12,124,840)	—	—	—	(1,705)	—	(1,705)
Share-based compensation plans	1,820,923	—	175	—	60	—	235
Balances at December 31, 2018	136,330,747	3	8,260	12,909	(15,293)	(291)	5,588
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	(5)	—	—	(5)
Comprehensive income:
Net income	—	—	—	1,893	—	—	1,893
Other comprehensive loss, net of tax	—	—	—	—	—	553	553
Total comprehensive income							2,446
Dividends to shareholders	—	—	—	(518)	—	—	(518)
Repurchase of common shares	(14,396,367)	—	—	—	(2,039)	—	(2,039)
Share-based compensation plans	2,004,854	—	201	—	56	—	257
Balances at December 31, 2019	123,939,234	3	8,461	14,279	(17,276)	262	5,729
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	(9)	—	—	(9)
Comprehensive income:
Net income	—	—	—	1,534	—	—	1,534
Other comprehensive income, net of tax	—	—	—	—	—	367	367
Total comprehensive income							1,901
Dividends to shareholders	—	—	—	(512)	—	—	(512)
Repurchase of common shares	(10,241,160)	—	—	—	(1,647)	—	(1,647)
Share-based compensation plans	3,067,539	—	361	—	44	—	405
Balances at December 31, 2020	116,765,613	$3	$8,822	$15,292	$(18,879)	$629	$5,867
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Cash Flows from Operating Activities
Net income	$1,534	$1,893	$2,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	207	183	198
Deferred income tax expense (benefit)	(321)	(308)	25
Share-based compensation	146	135	144
Gain on disposal of business before affinity partner payment	—	(313)	—
Net realized investment (gains) losses	(22)	(16)	(9)
Net trading (gains) losses	(10)	(10)	(12)
Loss from equity method investments	66	95	63
Impairments and provision for loan and credit losses	24	22	—
Net (gains) losses of consolidated investment entities	7	9	(47)
Changes in operating assets and liabilities:
Restricted and segregated investments	(500)	124	499
Deferred acquisition costs	49	(112)	4
Policyholder account balances, future policy benefits and claims, net	3,054	358	528
Derivatives, net of collateral	(141)	415	(144)
Receivables	(648)	324	(398)
Brokerage deposits	346	(519)	(255)
Accounts payable and accrued expenses	129	46	(100)
Current income tax expense (benefit)	25	32	(57)
Deferred taxes, net	334	(18)	(196)
Other operating assets and liabilities of consolidated investment entities, net	(15)	(12)	29
Other, net	359	13	227
Net cash provided by (used in) operating activities	4,623	2,341	2,597

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,708	242	435
Maturities, sinking fund payments and calls	9,554	8,202	6,738
Purchases	(13,525)	(11,911)	(8,346)
Proceeds from sales, maturities and repayments of mortgage loans	217	272	295
Funding of mortgage loans	(165)	(354)	(235)
Proceeds from sales, maturities and collections of other investments	198	276	722
Purchase of other investments	(284)	(288)	(653)
Purchase of investments by consolidated investment entities	(957)	(644)	(411)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	606	684	1,086
Purchase of land, buildings, equipment and software	(147)	(143)	(162)
Proceeds from disposal of business, net of cash and cash equivalents sold	—	934	—
Cash paid for written options with deferred premiums	(338)	(308)	(133)
Cash received from written options with deferred premiums	133	170	133
Cash paid for deposit receivable	(4)	(349)	—
Cash received for deposit receivable	93	98	—
Other, net	17	(115)	(56)
Net cash provided by (used in) investing activities	$(2,894)	$(3,234)	$(587)
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$4,259	$5,110	$6,238
Maturities, withdrawals and cash surrenders	(5,016)	(5,489)	(4,745)
Policyholder account balances:
Deposits and other additions	1,649	2,152	1,933
Net transfers from (to) separate accounts	(125)	(86)	(75)
Surrenders and other benefits	(1,357)	(1,728)	(1,904)
Change in banking deposits, net	3,616	3,788	—
Cash paid for purchased options with deferred premiums	(211)	(396)	(228)
Cash received from purchased options with deferred premiums	40	206	254
Issuance of long-term debt, net of issuance costs	496	497	—
Repayments of long-term debt	(762)	(313)	(13)
Dividends paid to shareholders	(497)	(504)	(506)
Repurchase of common shares	(1,441)	(1,943)	(1,630)
Exercise of stock options	3	3	2
Borrowings of consolidated investment entities	382	—	936
Repayments of debt by consolidated investment entities	(74)	(84)	(1,528)
Other, net	(10)	1	3
Net cash provided by (used in) financing activities	952	1,214	(1,263)
Effect of exchange rate changes on cash	9	9	(8)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	2,690	330	739
Cash and cash equivalents, including amounts restricted at beginning of period	6,213	5,883	5,144
Cash and cash equivalents, including amounts restricted at end of period	$8,903	$6,213	$5,883

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$168	$272	$221
Interest paid by consolidated investment entities	55	84	120
Income taxes paid, net	236	609	538
Leased assets obtained in exchange for finance lease liabilities	—	13	—
Leased assets obtained in exchange for operating lease liabilities	76	41	—
Non-cash investing activities:
Partnership commitments not yet remitted	—	4	1
Investments transferred in connection with fixed annuity reinsurance transaction	—	1,265	—
		December 31,
		2020	2019

Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents		$6,751	$3,709
Cash of consolidated investment entities		94	118
Restricted and segregated cash, cash equivalents and investments		2,558	2,386
Less: Restricted and segregated investments		(500)	—
Total cash and cash equivalents, including amounts restricted per consolidated statements of cash flows		$8,903	$6,213
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
During 2020, changes to the Company’s reportable segments were made. See Note 28 for further discussion about the changes to reportable segments.
Certain prior period amounts have been revised to conform to current period presentation. These changes have no impact on previously reported consolidated balance sheets or statements of operations, comprehensive income, stockholders equity, or cash flows.
In the first quarter of 2020, the Company recorded an out-of-period correction of $19 million to management and financial advice fees related to performance fees. The impact of the error was not material to the prior period financial statements.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform with the current presentation.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
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
Voting interest entities (“VOEs”) are those entities that do not qualify as a VIE. The Company consolidates VOEs in which it holds a greater than 50% voting interest. The Company generally accounts for entities using the equity method when it holds a greater than 20% but less than 50% voting interest or when the Company exercises significant influence over the entity. All other investments that are not reported at fair value as trading or Available-for-Sale securities are accounted for using the measurement alternative method when the Company owns less than a 20% voting interest and does not exercise significant influence. Under the measurement alternative, the investment is recorded at the cost basis, less impairments, if any, plus or minus observable price changes of identical or similar investments of the same issuer.
A VIE is consolidated by the reporting entity that determines it has both:
•the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and
•the obligation to absorb potentially significant losses or the right to receive potentially significant benefits to the VIE.
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses are translated at daily exchange rates during the period. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income (“AOCI”). The determination of the functional currency is based on the primary economic environment in which the entity operates. Gains and losses from foreign currency transactions are included in General and administrative expenses in the consolidated results of operations.
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
Investments
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in AOCI, net of impacts to DAC, deferred sales inducement costs (“DSIC”), unearned revenue, benefit reserves, reinsurance recoverables and income taxes which is consistent with prior periods before January 1, 2020. Available-for-Sale securities are recorded within investments on the Consolidated Balance Sheets. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.
Available-for-Sale securities are impaired when the fair value of an investment is less than its amortized cost. When an Available-for-Sale security is impaired, the Company first assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions exist, the Company recognizes an impairment by reducing the book value of the security for the difference between the investment’s amortized cost and its fair value with a corresponding charge to earnings. Subsequent increases in fair value of Available-for-Sale securities that occur in periods after a write-down has occurred are recorded as unrealized gains in other comprehensive income (“OCI”), while subsequent decreases in fair value would continue to be recorded as reductions of book value with a charge to earnings.
For securities that do not meet the above criteria, the Company determines whether the decrease in fair value is due to a credit loss or due to other factors. The amount of impairment due to credit-related factors, if any, is recognized as an allowance for credit losses with a related charge to net investment income. The allowance for credit losses is limited to the amount by which the security’s amortized cost basis exceeds its fair value. The amount of the impairment related to other factors is recognized in OCI which is consistent with prior periods before January 1, 2020.
Factors the Company considers in determining whether declines in the fair value of fixed maturity securities due to credit-related factors include: (i) the extent to which the market value is below amortized cost; (ii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iii) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors.
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
Consumer Loans
Consumer loans consist of credit card receivables, policy loans, brokerage margin loans and pledged asset lines of credit and are recorded at amortized cost less the allowance for loan losses. Credit card receivables and policy loans are recorded within investments on the Consolidated Balance Sheets. Brokerage margin loans and pledged asset lines of credit are recorded within receivables on the Consolidated Balance Sheets. Credit card receivables are related to Ameriprise-branded credit cards issued to the Company’s customers by a third party. When originated, policy loan balances do not exceed the cash surrender value of the underlying products. The Company’s broker dealer subsidiaries enter into lending arrangements with clients through the normal course of business, which are primarily based on customer margin levels. Ameriprise Bank, FSB, enters into revolving lines of credit with customers of the Company’s broker dealer subsidiaries, where certain of the customer’s assets held in brokerage accounts serve as collateral.
Interest income is accrued as earned on the unpaid principal balances of the loans which is consistent with prior periods before January 1, 2020. Interest income recognized on consumer loans is recorded in net investment income on the Consolidated Statements of Operations.
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
Allowance for Credit Losses
The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected over the asset’s expected life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions. Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset. Estimates of expected credit losses consider both historical charge-off and recovery experience as well as current economic conditions and management’s expectation of future charge-off and recovery levels. Expected losses related to risks other than credit risk are excluded from the allowance for credit losses. The allowance for credit losses is measured and recorded upon initial recognition of the loan, regardless of whether it is originated or purchased. The methods and information used to develop the allowance for credit losses for each class of financing receivable are discussed below.
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
Management determines the adequacy of the allowance for credit losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios, and occupancy rates, along with reasonable and supportable forecasts of economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.
While the Company may attribute portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses expected over the life of the portfolio.
When determining the allowance for credit losses for advisor loans, the Company considers its actual historical collection experience and advisor termination experience as well as other factors including amounts due at termination, the reasons for the terminated relationship, length of time since termination, and the former financial advisor’s overall financial position. Management may identify certain pools of advisors at higher risk of termination based on production metrics or other factors. Management uses its best estimate of future termination and collection rates to estimate expected credit losses over the expected life of the loans. The allowance for credit losses on advisor loans is recorded in distribution expenses.
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
The Company monitors the market value of collateral supporting the margin loans and pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. Due to these ongoing monitoring procedures, the allowance for credit losses is only measured for the margin loan balances and pledged asset line of credit balances that are uncollateralized at the balance sheet date.
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
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years. As of December 31, 2020 and 2019, land, buildings, equipment and software were $602 million and $610 million, respectively, net of accumulated depreciation of $1.9 billion and $1.8 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $153 million, $147 million and $146 million, respectively.
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
The equity component of indexed annuity, structured variable annuity, indexed universal life (“IUL”) and stock market certificate (“SMC”) obligations are considered embedded derivatives. Additionally, certain annuities contain guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.

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
Non-Traditional Long-Duration Products
For non-traditional long-duration products (including variable, structured variable and fixed deferred annuity contracts, universal life (“UL”) and variable universal life (“VUL”) insurance products), DAC are amortized based on projections of estimated gross profits (“EGPs”) over amortization periods equal to the approximate life of the business.
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
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”) and DI, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums, policy and contract charges. UL and VUL reinsurance premiums are reported as a reduction of premiums, policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset or contra asset and amortized over the estimated life of the policies in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of premiums, policy and contract charges. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within receivables, net of the allowance for credit losses. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include the fact the Company has no actual history of losses and the fact that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured long-term care business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to benefits, claims, losses and settlement expenses on the Consolidated Statements of Operations.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the benefits associated with non-traditional and traditional long-duration products and short-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance products. Prior to the sale of Ameriprise Auto & Home (“AAH”), reserves for short-duration products were established to provide adequately for incurred losses primarily related to auto and home policies.
Guarantees accounted for as insurance liabilities include guaranteed minimum death benefit (“GMDB”), gain gross-up (“GGU”), guaranteed minimum income benefit (“GMIB”) and the life contingent benefits associated with GMWB. In addition, UL and VUL policies with product features that result in profits followed by losses are accounted for as insurance liabilities.
Guarantees accounted for as embedded derivatives include GMAB and the non-life contingent benefits associated with GMWB. In addition, the portion of structured variable annuities, indexed annuities and IUL policies allocated to the indexed account is accounted for as an embedded derivative.
Changes in future policy benefits and claims are reflected in earnings in the period adjustments are made. Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL policies, liabilities for guaranteed benefits associated with variable annuities and embedded derivatives for variable and structured variable annuities, indexed annuities and IUL products.
Liabilities for fixed account values on variable, structured variable and fixed deferred annuities and UL and VUL policies are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.

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

Liabilities for fixed deferred indexed annuity, structured variable annuity and IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.
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
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuate based on equity, interest rate and credit markets and the estimate of the Company’s nonperformance risk, which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuate based on equity markets and interest rates and the estimate of the Company’s nonperformance risk and is a liability. See Note 15 for information regarding the fair value measurement of embedded derivatives.
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
For term life, whole life, DI and LTC policies, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests using current best estimate assumptions without provisions for adverse deviation annually in the third quarter of each year unless management identifies a material deviation over the course of quarterly monitoring. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. The assumptions for LTC insurance products are management’s best estimate as of the date of loss recognition and thus no longer provide for adverse deviations in experience.
See Note 11 for information regarding the liabilities for traditional long-duration products.
Unearned Revenue Liability
The Company’s UL and VUL policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods. These charges are deferred as unearned revenue and amortized using EGPs, similar to DAC. The unearned revenue liability is recorded in other liabilities and the amortization is recorded in premiums, policy and contract charges.
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
Revenue Recognition
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
See Note 4 for further discussion of accounting policies on revenue from contracts with customers.
3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. At adoption, the initial estimate of the expected credit losses will be recorded through retained earnings and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The credit loss model for Available-for-Sale debt securities did not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company adopted the standard on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated results of operations or financial condition.
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
In October 2020, the FASB issued amendments clarifying that, at each reporting date if a security contains additional future call dates, an entity must reevaluate whether the amortized cost basis exceeds the amount repayable by the issuer at the next call date. If so, the excess should be amortized to the next call date. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply this update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company currently accounts for the additional call dates in accordance with this amendment.
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
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy of timing of transfers between levels of the fair value hierarchy, and (3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. The Company early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The update does not have an impact on the Company’s consolidated results of operations or financial condition.
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: (1) receivables and debt contracts are accounted for prospectively by adjusting the effective interest rate, (2) leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and (3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. In January 2021, FASB updated the standard to allow an entity to elect to apply the treatment under the original guidance to derivative instruments that use an interest rate that for margining, discounting or contract price alignment that will be modified due to reference rate reform but did not qualify under the original guidance The adoption of the standard is not expected to have an impact on the Company’s consolidated results of operations and financial condition.
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the FASB updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to: (1) accounting principles related to intraperiod tax allocation to be applied on a prospective basis, (2) deferred tax liabilities related to outside basis differences to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, and (3) year-to-date losses in interim periods to be applied on a prospective basis. The update also amends existing guidance related to situations when an entity receives: (1) a step-up in the tax basis of goodwill to be applied on a prospective basis, (2) an allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements to be applied on a retrospective basis for all periods presented, (3) interim recognition of enactment of tax laws or rate changes to be applied on a prospective basis, and (4) franchise taxes and other taxes partially based on income to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of the standard is not expected to have an impact on the Company’s consolidated results of operations and financial condition.
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
4. Revenue from Contracts with Customers
During the third quarter of 2020, the composition of the Company’s reportable segments changed from five to four segments. The Retirement & Protection Solutions segment includes Retirement Solutions (Variable Annuities and Payout Annuities) and Protection Solutions (Life and Disability Insurance). In addition, the Company moved the Fixed Annuities and Fixed Indexed Annuities business to the Corporate & Other segment as a closed block. Certain prior period amounts have been revised to conform to the current presentation. See Note 28 for additional information on this change.
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Year Ended December 31, 2020
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,822	$—	$—	$1,822	$—	$1,822
Institutional	—	442	—	—	442	—	442
Advisory fees	3,511	—	—	—	3,511	—	3,511
Financial planning fees	348	—	—	—	348	—	348
Transaction and other fees	352	190	62	—	604	—	604
Total management and financial advice fees	4,211	2,454	62	—	6,727	—	6,727

Distribution fees:
Mutual funds	737	237	—	—	974	—	974
Insurance and annuity	835	174	363	—	1,372	—	1,372
Other products	430	—	—	—	430	—	430
Total distribution fees	2,002	411	363	—	2,776	—	2,776

Other revenues	182	2	6	3	193	—	193
Total revenue from contracts with customers	6,395	2,867	431	3	9,696	—	9,696

Revenue from other sources (1)	339	24	2,663	546	3,572	77	3,649
Total segment gross revenues	6,734	2,891	3,094	549	13,268	77	13,345
Less: Banking and deposit interest expense	59	—	—	3	62	—	62
Total segment net revenues	6,675	2,891	3,094	546	13,206	77	13,283
Less: Intersegment revenues	893	53	433	(2)	1,377	7	1,384
Total net revenues	$5,782	$2,838	$2,661	$548	$11,829	$70	$11,899

	Year Ended December 31, 2019
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,783	$—	$—	$1,783	$—	$1,783
Institutional	—	495	—	—	495	—	495
Advisory fees	3,156	—	—	—	3,156	—	3,156
Financial planning fees	330	—	—	—	330	—	330
Transaction and other fees	355	189	63	—	607	—	607
Total management and financial advice fees	3,841	2,467	63	—	6,371	—	6,371

Distribution fees:
Mutual funds	726	237	—	—	963	—	963
Insurance and annuity	875	171	357	6	1,409	—	1,409
Other products	680	—	—	—	680	—	680
Total distribution fees	2,281	408	357	6	3,052	—	3,052

Other revenues	177	4	—	—	181	—	181
Total revenue from contracts with customers	6,299	2,879	420	6	9,604	—	9,604

Revenue from other sources (1)	436	34	2,703	1,479	4,652	265	4,917
Total segment gross revenues	6,735	2,913	3,123	1,485	14,256	265	14,521
Less: Banking and deposit interest expense	136	—	—	8	144	—	144
Total segment net revenues	6,599	2,913	3,123	1,477	14,112	265	14,377
Less: Intersegment revenues	924	55	429	(6)	1,402	8	1,410
Total net revenues	$5,675	$2,858	$2,694	$1,483	$12,710	$257	$12,967

	Year Ended December 31, 2018
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,874	$—	$—	$1,874	$—	$1,874
Institutional	—	453	—	—	453	—	453
Advisory fees	2,865	—	—	—	2,865	—	2,865
Financial planning fees	318	—	—	—	318	—	318
Transaction and other fees	355	190	65	—	610	—	610
Total management and financial advice fees	3,538	2,517	65	—	6,120	—	6,120

Distribution fees:
Mutual funds	729	260	—	—	989	—	989
Insurance and annuity	890	173	360	7	1,430	—	1,430
Other products	622	—	—	—	622	—	622
Total distribution fees	2,241	433	360	7	3,041	—	3,041

Other revenues	171	3	1	—	175	—	175
Total revenue from contracts with customers	5,950	2,953	426	7	9,336	—	9,336

Revenue from other sources (1)	328	58	2,741	1,740	4,867	158	5,025
Total segment gross revenues	6,278	3,011	3,167	1,747	14,203	158	14,361
Less: Banking and deposit interest expense	89	—	—	6	95	—	95
Total segment net revenues	6,189	3,011	3,167	1,741	14,108	158	14,266
Less: Intersegment revenues	952	50	417	(5)	1,414	17	1,431
Total net revenues	$5,237	$2,961	$2,750	$1,746	$12,694	$141	$12,835
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
The Company’s asset management contracts for Open Ended Investment Companies (“OEICs”) in the United Kingdom (“U.K.”) and Société d'Investissement à Capital Variable (“SICAVs”) in Europe include performance obligations for asset management and fund distribution services. The amounts received for these services are reported as management and financial advice fees. The revenue recognition pattern is the same for both performance obligations as the fund distribution services revenue is variably constrained due to factors outside the Company’s control including market volatility and client behavior (such as how long clients hold their investment) and not recognized until assets under management are known.
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $146 million and $143 million as of December 31, 2020 and 2019, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets, and were $117 million and $116 million as of December 31, 2020 and 2019, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were nil as of both December 31, 2020 and 2019.
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $403 million and $400 million as of December 31, 2020 and 2019, respectively.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds, and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities. The Company has unfunded commitments related to consolidated CLOs of $13 million and $21 million as of December 31, 2020 and 2019, respectively. See Note 26 for information on future funding commitments of other VIEs.
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
The Company's maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $3 million and $4 million as of December 31, 2020 and 2019, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $23 million and $12 million as of December 31, 2020 and 2019, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both December 31, 2020 and 2019.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $20 million and $15 million as of December 31, 2020 and 2019, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $200 million and $270 million as of December 31, 2020 and 2019, respectively. The Company had a $9 million and a $15 million liability recorded as of December 31, 2020 and 2019, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	—	1	—	1
Syndicated loans	—	1,817	92	1,909
Total investments	—	1,826	92	1,918
Receivables	—	16	—	16
Other assets	—	—	2	2
Total assets at fair value	$—	$1,842	$94	$1,936

Liabilities
Debt (1)	$—	$1,913	$—	$1,913
Other liabilities	—	69	—	69
Total liabilities at fair value	$—	$1,982	$—	$1,982

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	1	—	—	1
Syndicated loans	—	1,454	143	1,597
Total investments	1	1,462	143	1,606
Receivables	—	8	—	8
Total assets at fair value	$1	$1,470	$143	$1,614

Liabilities
Debt (1)	$—	$1,628	$—	$1,628
Other liabilities	—	84	—	84
Total liabilities at fair value	$—	$1,712	$—	$1,712
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.0 billion and $1.7 billion as of December 31, 2020 and 2019, respectively.

The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2020	$143		$—
Total gains (losses) included in:
Net income	(16)	(1)	—
Purchases	111		2
Sales	(29)		—
Settlements	(33)		—
Transfers into Level 3	438		—
Transfers out of Level 3	(522)		—
Balance, December 31, 2020	$92		$2

Changes in unrealized gains (losses) included in income relating to assets held at December 31, 2020	$(2)	(1)	$—

	Syndicated Loans
	(in millions)
Balance, January 1, 2019	$226
Total gains (losses) included in:
Net income	(2)	(1)
Purchases	91
Sales	(11)
Settlements	(68)
Transfers into Level 3	272
Transfers out of Level 3	(365)
Balance, December 31, 2019	$143

Changes in unrealized gains (losses) included in income relating to assets held at December 31, 2019	$(3)	(1)

	Common Stocks		Syndicated Loans
	(in millions)
Balance, January 1, 2018	$4		$180
Total gains (losses) included in:
Net income	6	(1)	(1)	(1)
Purchases	—		97
Sales	(10)		(41)
Settlements	—		(52)
Transfers into Level 3	4		173
Transfers out of Level 3	(2)		(160)
Consolidation of consolidated investment entities	—		54
Deconsolidation of consolidated investment entities	(2)		(24)
Balance, December 31, 2018	$—		$226

Changes in unrealized gains (losses) included in income relating to assets held at December 31, 2018	$—		$(4)	(1)
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
All Level 3 measurements as of December 31, 2020 and 2019 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.

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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2020	2019
	(in millions)
Syndicated loans
Unpaid principal balance	$1,990	$1,678
Excess unpaid principal over fair value	(81)	(81)
Fair value	$1,909	$1,597

Fair value of loans more than 90 days past due	$5	$4
Fair value of loans in nonaccrual status	19	42
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	24	18

Debt
Unpaid principal balance	$2,069	$1,761
Excess unpaid principal over fair value	(156)	(133)
Carrying value (1)	$1,913	$1,628
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.0 billion and $1.7 billion as of December 31, 2020 and 2019, respectively.
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
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $(7) million, $(9) million and $47 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2020	2019	2020	2019
	(in millions)
Debt of consolidated CLOs due 2025-2031	$1,913	$1,628	2.1%	3.5%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0.0% to 8.9%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
The following is a summary of investments:

	December 31,
	2020	2019
	(in millions)
Available-for-Sale securities, at fair value	$36,283	$33,129
Mortgage loans, net (net of allowance for credit losses: 2020, $29; 2019, $19)	2,718	2,778
Policy loans	846	868
Other investments, net (net of allowance for credit losses: 2020, $12; 2019, $5)	1,184	1,140
Total	$41,031	$37,915
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of net investment income:

	Years Ended December 31,
	2020		2019	2018
	(in millions)
Investment income on fixed maturities	$1,161		$1,378	$1,353
Net realized gains (losses)	(10)	(1)	(8)	10
Affordable housing partnerships	(66)		(98)	(58)
Other	89		97	154
Consolidated investment entities	77		94	137
Total	$1,251		$1,463	$1,596
(1) Includes the change in the allowance for credit losses of $(27) million for the year ended December 31, 2020.
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$11,762	$1,924	$(2)	$(10)	$13,674
Residential mortgage backed securities	9,845	188	(4)	—	10,029
Commercial mortgage backed securities	5,867	242	(21)	—	6,088
Asset backed securities	3,283	52	(5)	(1)	3,329
State and municipal obligations	1,088	297	(1)	—	1,384
U.S. government and agency obligations	1,456	—	—	—	1,456
Foreign government bonds and obligations	241	22	(1)	—	262
Other securities	59	2	—	—	61
Total	$33,601	$2,727	$(34)	$(11)	$36,283

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate debt securities	$10,847	$1,344	$(4)	$12,187
Residential mortgage backed securities	9,954	94	(19)	10,029
Commercial mortgage backed securities	5,473	96	(6)	5,563
Asset backed securities	1,968	42	(4)	2,006
State and municipal obligations	1,131	238	(2)	1,367
U.S. government and agency obligations	1,679	1	—	1,680
Foreign government bonds and obligations	254	19	(2)	271
Other securities	26	—	—	26
Total	$31,332	$1,834	$(37)	$33,129
As of December 31, 2020 and 2019, accrued interest of $178 million and $177 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of December 31, 2020 and 2019, investment securities with a fair value of $3.6 billion and $2.2 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $454 million and $576 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of December 31, 2020 and 2019, fixed maturity securities comprised approximately 88% and 87%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2020 and 2019, the Company’s internal analysts rated $605 million and $624 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$19,815	$20,253	56%	$18,256	$18,437	56%
AA	1,082	1,312	3	1,113	1,304	4
A	2,953	3,534	10	3,008	3,474	10
BBB	8,271	9,542	26	8,178	9,102	28
Below investment grade (1)	1,480	1,642	5	777	812	2
Total fixed maturities	$33,601	$36,283	100%	$31,332	$33,129	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in CLOs managed by the Company of $3 million, as of December 31, 2020, and $5 million and $6 million, respectively, as of December 31, 2019. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of December 31, 2020 and 2019, approximately 33% and 45%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	26	$228	$(1)	11	$19	$(1)	37	$247	$(2)
Residential mortgage backed securities	72	833	(2)	71	391	(2)	143	1,224	(4)
Commercial mortgage backed securities	35	781	(11)	19	393	(10)	54	1,174	(21)
Asset backed securities	17	344	(3)	13	231	(2)	30	575	(5)
State and municipal obligations	2	4	—	1	4	(1)	3	8	(1)
Foreign government bonds and obligations	1	3	—	7	8	(1)	8	11	(1)
Total	153	$2,193	$(17)	122	$1,046	$(17)	275	$3,239	$(34)

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	13	$66	$(1)	23	$173	$(3)	36	$239	$(4)
Residential mortgage backed securities	150	4,328	(10)	118	1,164	(9)	268	5,492	(19)
Commercial mortgage backed securities	52	1,622	(3)	31	314	(3)	83	1,936	(6)
Asset backed securities	34	598	(3)	16	213	(1)	50	811	(4)
State and municipal obligations	5	23	—	4	57	(2)	9	80	(2)
Foreign government bonds and obligations	1	—	—	10	15	(2)	11	15	(2)
Total	255	$6,637	$(17)	202	$1,936	$(20)	457	$8,573	$(37)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the twelve months ended December 31, 2020 is primarily attributable to lower interest rates as well as credit spread tightening. Consistent with the accounting policy described in Note 2, the Company did not recognize any of the total unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2020, 92% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020 (1)	$—	$—	$—
Additions for which credit losses were not previously recorded	13	1	14
Additional increases (decreases) on securities that had an allowance recorded in a previous period	(3)	—	(3)
Balance, December 31, 2020	$10	$1	$11
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

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in earnings were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Gross realized investment gains	$25	$30	$18
Gross realized investment losses	(3)	(14)	(9)
Credit losses	(11)	(22)	—
Total	$11	$(6)	$9
Credit losses for the year ended December 31, 2020 primarily related to credit losses on corporate debt securities, primarily in the oil and gas industry. Other-than-temporary impairments for the year ended December 31, 2019 primarily related to corporate debt securities and investments held by AAH. The Company recognized an impairment of $5 million in the first quarter of 2019 on investments held by AAH as the Company no longer intended to hold the securities until the recovery of fair value to book value.
See Note 21 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2020 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,569	$2,584
Due after one year through five years	4,717	5,057
Due after five years through 10 years	2,908	3,213
Due after 10 years	4,412	5,983
	14,606	16,837
Residential mortgage backed securities	9,845	10,029
Commercial mortgage backed securities	5,867	6,088
Asset backed securities	3,283	3,329
Total	$33,601	$36,283
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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the year ended December 31, 2020:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, December 31, 2019 (1)	$51	$—	$51
Cumulative effect of adoption of current expected credit losses guidance	2	3	5
Balance, January 1, 2020	53	3	56
Provisions	19	2	21
Charge-offs	(6)	(3)	(9)
Balance, December 31, 2020	$66	$2	$68
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

	Commercial Loans
	2019	2018
	(in millions)
Balance at January 1	$49	$49
Provisions	5	6
Charge-offs	(4)	(6)
Recoveries of amounts previously written off	1	—
Balance at December 31	$51	$49
Accrued interest on commercial loans was $16 million and $14 million as of December 31, 2020 and 2019, respectively, and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the years ended December 31, 2020, 2019 and 2018, the Company purchased $173 million, $162 million and $221 million, respectively, of syndicated loans, and sold $17 million, $54 million and $51 million, respectively, of syndicated loans.
During the year ended December 31, 2020, the Company purchased $22 million of residential loans from a third-party originator shortly after origination. The allowance for credit losses for residential mortgage loans was not material as of December 31, 2020.
During the year ended December 31, 2020, the Company acquired $224 million of pledged asset lines of credit that are a 50% participation interest with a third party bank.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $21 million and $25 million as of December 31, 2020 and 2019, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2020 and 2019. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications in 2020 due to the COVID-19 pandemic consisted of 93 loans with a total unpaid balance of $369 million. Modifications primarily consisted of short-term forbearance and interest only payments. As of December 31, 2020, there was one loan with interest only payments with an unpaid balance of $10 million. All other loans returned to their normal payment schedules. Total commercial mortgage loans past due were nil as of December 31, 2020 and 2019, respectively.
The table below presents the amortized cost basis of commercial mortgage loans as of December 31, 2020 by the year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$—	$—	$10	$12
80% - 100%	15	16	12	3	7	15	68
60% - 80%	89	166	27	32	46	144	504
40% - 60%	23	57	74	155	113	551	973
< 40%	7	23	80	99	64	895	1,168
Total	$134	$262	$195	$289	$230	$1,615	$2,725
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.

In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2020	2019	2020	2019
	(in millions)
East North Central	$259	$239	10%	9%
East South Central	115	121	4	4
Middle Atlantic	178	182	7	6
Mountain	247	251	9	9
New England	54	54	2	2
Pacific	825	831	30	30
South Atlantic	681	723	25	26
West North Central	198	214	7	8
West South Central	168	182	6	6
	2,725	2,797	100%	100%
Less: allowance for loan losses	29	19
Total	$2,696	$2,778
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2020	2019	2020	2019
	(in millions)
Apartments	$713	$692	26%	25%
Hotel	50	51	2	2
Industrial	427	429	16	15
Mixed use	87	78	3	3
Office	372	419	14	15
Retail	881	931	32	33
Other	195	197	7	7
	2,725	2,797	100%	100%
Less: allowance for loan losses	29	19
Total	$2,696	$2,778
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2020 and 2019 was $595 million and $543 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were $3 million and $1 million as of December 31, 2020 and 2019, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The table below present the amortized cost basis of syndicated loans as of December 31, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$3	$3
Risk 4	—	—	4	9	—	10	23
Risk 3	—	9	8	25	13	25	80
Risk 2	30	57	62	69	14	41	273
Risk 1	17	32	47	58	22	40	216
Total	$47	$98	$121	$161	$49	$119	$595
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $7 million and $10 million as of December 31, 2020 and December 31, 2019, respectively.

The table below presents the amortized cost basis of advisor loans as of December 31, 2020 by origination year and termination status:

Termination Status	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Active	$171	$137	$101	$127	$83	$86	$705
Terminated	—	—	—	1	1	8	10
Total	$171	$137	$101	$128	$84	$94	$715
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured as based on the number of days past due. Credit card receivables over 30 days past due were 1% and 2% as of December 31, 2020 and December 31, 2019, respectively.
The table below presents the amortized cost basis of credit card receivables by FICO score as of December 31, 2020:

Total
(in millions)
> 800	$28
750 - 799	23
700 - 749	25
650 - 699	15
< 650	5
Total	$96
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Margin Loans
The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both December 31, 2020 and December 31, 2019, the allowance for credit losses on margin loans was not material.
Pledged Asset Lines of Credit
During the year ended December 31, 2020, the Company acquired a $224 million interest in an existing portfolio of brokerage client pledged asset lines of credit. The Company monitors collateral supporting pledged assets lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of December 31, 2020, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivable
The deposit receivable was $1.4 billion and $1.5 billion as of December 31, 2020 and 2019. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, the Company did not have an allowance for credit losses for the deposit receivable as of both December 31, 2020 and 2019.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the years ended December 31, 2020, 2019 and 2018. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
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
As of December 31, 2020 and 2019, traditional life and UL insurance policies in force were $195.7 billion and $195.1 billion, respectively, of which $143.6 billion and $142.8 billion as of December 31, 2020 and 2019 were reinsured at the respective year ends.
The effect of reinsurance on premiums for the Company’s traditional long-duration contracts was as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Direct premiums	$565	$621	$621
Reinsurance ceded	(224)	(224)	(225)
Net premiums	$341	$397	$396
Cost of insurance and administrative charges for non-traditional long-duration products are reflected in premiums, policy and contract charges and were net of reinsurance ceded of $140 million, $132 million and $126 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The effect of reinsurance on premiums for the Company’s short-duration contracts was as follows:

	Years Ended December 31,
	2019 (1)	2018
	(in millions)
Written premiums
Direct	$864	$1,101
Ceded	(23)	(55)
Total net written premiums	$841	$1,046
Earned premiums
Direct	$841	$1,124
Ceded	(24)	(94)
Total net earned premiums	$817	$1,030
(1) 2019 amounts include AAH premiums as of September 30, 2019 prior to the sale.
The amount of claims recovered through reinsurance on all contracts was $400 million, $407 million and $402 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Receivables included $3.4 billion and $3.2 billion of reinsurance recoverables as of December 31, 2020 and 2019, respectively, including $2.7 billion and $2.5 billion related to LTC risk ceded to Genworth, respectively.
Policyholder account balances, future policy benefits and claims include $440 million and $466 million related to previously assumed reinsurance arrangements as of December 31, 2020 and 2019, respectively.

9. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There were $2 million and $5 million of impairments of indefinite-lived intangible assets recorded for the years ended December 31, 2020 and 2019. There was no impairment for the year ended December 31, 2018.
The changes in the carrying amount of goodwill reported in the Company’s main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Consolidated
	(in millions)
Balance at January 1, 2019	$279	$788	$91	$1,158
Foreign currency translation	—	10	—	10
Other adjustments	—	(1)	—	(1)
Balance at December 31, 2019	279	797	91	1,167
Foreign currency translation	—	10	—	10
Other adjustments	—	(1)	—	(1)
Balance at December 31, 2020	$279	$806	$91	$1,176
As of December 31, 2020 and 2019, the carrying amount of indefinite-lived intangible assets included $640 million and $641 million, respectively, of investment management contracts. As of both December 31, 2020 and 2019, the carrying amount of indefinite-lived intangible assets included $69 million of trade names.
Definite-lived intangible assets consisted of the following:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$193	$(155)	$38	$192	$(146)	$46
Contracts	223	(211)	12	219	(202)	17
Other	226	(168)	58	197	(147)	50
Total	$642	$(534)	$108	$608	$(495)	$113
Definite-lived intangible assets acquired during the year ended December 31, 2020 were $25 million with a weighted average amortization period of 5 years. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2020, 2019 and 2018 was $31 million, $37 million and $30 million, respectively. In 2020, 2019 and 2018, the Company did not record any impairment charges on definite-lived intangible assets.
Estimated intangible amortization expense as of December 31, 2020 for the next five years is as follows:

(in millions)
2021	$32
2022	28
2023	24
2024	11
2025	7
10.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
Management updates market-related inputs on a quarterly basis and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2020 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking to DAC for the year ended December 31, 2019 primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking to DAC for the year ended December 31, 2018 primarily reflected improved persistency and mortality on UL and VUL insurance products and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation.

The balances of and changes in DAC were as follows:

	2020	2019	2018
	(in millions)
Balance at January 1	$2,698	$2,776	$2,676
Capitalization of acquisition costs	228	291	318
Amortization	(177)	(165)	(355)
Amortization, impact of valuation assumptions review	(100)	(14)	33
Impact of change in net unrealized (gains) losses on securities	(117)	(175)	104
Disposal of business	—	(15)	—
Balance at December 31	$2,532	$2,698	$2,776
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2020	2019	2018
	(in millions)
Balance at January 1	$218	$251	$276
Capitalization of sales inducement costs	1	1	2
Amortization	(13)	(15)	(43)
Amortization, impact of valuation assumptions review	(16)	—	—
Impact of change in net unrealized (gains) losses on securities	(1)	(19)	16
Balance at December 31	$189	$218	$251
11.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2020	2019
	(in millions)
Policyholder account balances
Fixed annuities(1)	$8,531	$8,909
Variable annuity fixed sub-accounts	5,104	5,103
UL/VUL insurance	3,122	3,110
IUL insurance	2,269	2,025
Structured variable annuities	1,371	—
Other life insurance	605	646
Total policyholder account balances	21,002	19,793

Future policy benefits
Variable annuity GMWB	3,049	1,462
Variable annuity GMAB(2)	1	(39)
Other annuity liabilities	211	139
Fixed annuity life contingent liabilities	1,370	1,444
Life and DI insurance	1,187	1,212
LTC insurance	5,722	5,302
UL/VUL and other life insurance additional liabilities	1,259	1,033
Total future policy benefits	12,799	10,553
Policy claims and other policyholders’ funds	191	166
Total policyholder account balances, future policy benefits and claims	$33,992	$30,512
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both December 31, 2020 and 2019 reported as a contra liability.
Fixed Annuities
Fixed annuities include deferred, payout and fixed deferred indexed annuity contracts. In 2020, the Company discontinued sales of fixed deferred and fixed deferred indexed annuities.

Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.27% to 9.38% as of December 31, 2020, depending on year of issue, with an average rate of approximately 3.7%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
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
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The Company previously offered S&P 500® Index and MSCI® EAFE Index account options. Both options offered two crediting durations, one-year and two-year. The contractholder could allocate all or a portion of the policy value to a fixed or indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. The contractholder could choose to add a GMWB for life rider for an additional fee.
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
Structured Variable Annuities
In 2020, the Company began offering structured variable annuities which gives contractholders the option to allocate a portion of their account value to an indexed account with the contractholder’s rate of return, which may be positive or negative, tied to selected indices.
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
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 2.25% to 10% as of December 31, 2020. Anticipated interest rates for DI policies ranged from 2.25% to 7.5% as of December 31, 2020 and for LTC policies ranged from 5% to 5.7% as of December 31, 2020.

The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 6% for DI and LTC claims, respectively, as of December 31, 2020.
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
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2020	2019
	(in millions)
Variable annuity	$79,299	$74,965
VUL insurance	8,226	7,429
Other insurance	31	31
Threadneedle investment liabilities	5,055	5,063
Total	$92,611	$87,488
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
The GMDB and GGU provisions provide a specified minimum return upon death of the contractholder. The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract. The Company has the following primary GMDB provisions:
•Return of premium — provides purchase payments minus adjusted partial surrenders.
•Reset — provides that the value resets to the account value every sixth contract anniversary minus adjusted partial surrenders. This provision was often provided in combination with the return of premium provision and is no longer offered.
•Ratchet — provides that the value ratchets up to the maximum account value at specified anniversary intervals, plus subsequent purchase payments less adjusted partial surrenders.
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
The Company has GMWB riders in force, which contain one or more of the following provisions:
•Withdrawals at a specified rate per year until the amount withdrawn is equal to the guaranteed amount.
•Withdrawals at a specified rate per year for the life of the contractholder (“GMWB for life”).
•Withdrawals at a specified rate per year for joint contractholders while either is alive.
•Withdrawals based on performance of the contract.
•Withdrawals based on the age withdrawals begin.
•Credits are applied annually for a specified number of years to increase the guaranteed amount as long as withdrawals have not been taken.
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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2020				December 31, 2019
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$66,874	$64,932	$5	68	$62,909	$60,967	$5	67
Five/six-year reset	8,116	5,386	6	68	7,983	5,263	7	67
One-year ratchet	6,094	5,763	8	71	5,935	5,600	7	70
Five-year ratchet	1,436	1,381	—	67	1,396	1,340	—	66
Other	1,261	1,243	45	73	1,192	1,174	65	73
Total — GMDB	$83,781	$78,705	$64	68	$79,415	$74,344	$84	67

GGU death benefit	$1,183	$1,126	$162	71	$1,115	$1,063	$133	71

GMIB	$187	$173	$6	71	$186	$172	$6	70

GMWB:
GMWB	$1,972	$1,967	$1	74	$1,999	$1,993	$1	73
GMWB for life	50,142	50,057	185	69	46,799	46,691	272	68
Total — GMWB	$52,114	$52,024	$186	69	$48,798	$48,684	$273	68

GMAB	$2,291	$2,291	$—	61	$2,528	$2,524	$—	60
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2020		December 31, 2019
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,587	67	$6,550	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	8	2	412	61	201
Paid claims	(6)	—	—	—	(31)
Balance at December 31, 2018	19	8	875	(19)	659
Incurred claims	2	(1)	587	(20)	141
Paid claims	(5)	—	—	—	(42)
Balance at December 31, 2019	16	7	1,462	(39)	758
Incurred claims	15	—	1,587	40	209
Paid claims	(7)	(1)	—	—	(51)
Balance at December 31, 2020	$24	$6	$3,049	$1	$916
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.

The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2020	2019
	(in millions)
Mutual funds:
Equity	$45,947	$44,739
Bond	26,073	23,374
Other	6,911	6,471
Total mutual funds	$78,931	$74,584
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2020, 2019 and 2018.
13. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2020	2019
	(in millions)
Fixed rate certificates	$6,341	$7,032
Stock market certificates	389	456
Stock market embedded derivative	8	7
Other	22	27
Less: accrued interest classified in other liabilities	(10)	(21)
Total investment certificate reserves	6,750	7,501
Banking and brokerage deposits	10,891	6,929
Total	$17,641	$14,430
Investment Certificates
The Company offers fixed rate investment certificates primarily in amounts ranging from $1,000 to $2 million with interest crediting rate terms ranging from 3 to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate owners are entitled to receive a fixed sum at either maturity or upon demand depending on the type of certificate. Payments from certificate owners are credited to investment certificate reserves, which generally accumulate interest at specified percentage rates. Certain investment certificates allow for a surrender charge on premature surrenders. Reserves for certificates that do not allow for a surrender charge were $3.2 billion as of December 31, 2020. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities.
Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full term and purchasers may participate in increases in the stock market based on the S&P 500® Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 1.10% to 7.50%, depending on the term length. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 17 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company’s stock market certificates.
Banking and Brokerage Deposits
Banking and brokerage deposits are amounts due on demand to customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company pays interest on certain customer credit balances and the interest is included in banking and deposit interest expense.

14. Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	December 31,		December 31,
	2020	2019	2020	2019
	(in millions)
Long-term debt:
Senior notes due 2020	$—	$750	—%	5.3%
Senior notes due 2022	500	500	3.0	3.0
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	—	3.0	—
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	44	57	N/A	N/A
Other (1)	(13)	(10)	N/A	N/A
Total long-term debt	2,831	3,097

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	201	0.4	1.8
Total	$3,031	$3,298
N/A  Not Applicable
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
The Company’s senior notes due 2022, 2023, 2024, 2025 and 2026 may be redeemed, in whole or in part, at any time prior to maturity at a price equal to the greater of the principal amount and the present value of remaining scheduled payments, discounted to the redemption date, plus accrued interest.
Short-term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in investments and was $1.3 billion and $905 million, of commercial mortgage backed securities, and $604 million and $184 million, of residential mortgage backed securities, as of December 31, 2020 and 2019, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of December 31, 2020 and less than two months as of December 31, 2019. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
On October 12, 2017, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. As of both December 31, 2020 and 2019, the Company had no borrowings outstanding and $1 million of letters of credit issued against these facilities. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both December 31, 2020 and 2019.
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
Level 3     Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,935	$2,506	$—	$5,441
Available-for-Sale securities:
Corporate debt securities	—	12,902	772	13,674
Residential mortgage backed securities	—	10,020	9	10,029
Commercial mortgage backed securities	—	6,088	—	6,088
Asset backed securities	—	3,297	32	3,329
State and municipal obligations	—	1,384	—	1,384
U.S. government and agency obligations	1,456	—	—	1,456
Foreign government bonds and obligations	—	262	—	262
Other securities	—	61	—	61
Total Available-for-Sale securities	1,456	34,014	813	36,283
Investments at NAV				8	(1)
Trading and other securities	61	27	—	88
Separate account assets at NAV				92,611	(1)
Investments and cash equivalents segregated for regulatory purposes	600	—	—	600
Other assets:
Interest rate derivative contracts	1	1,754	—	1,755
Equity derivative contracts	408	3,682	—	4,090
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	1	22	—	23
Total other assets	410	5,460	—	5,870
Total assets at fair value	$5,462	$42,007	$813	$140,901

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	935	935
GMWB and GMAB embedded derivatives	—	—	2,316	2,316	(2)
Structured variable annuity embedded derivatives	—	—	70	70
Total policyholder account balances, future policy benefits and claims	—	3	3,370	3,373	(3)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	734	—	734
Equity derivative contracts	183	3,388	—	3,571
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	2	4	—	6
Other	2	3	43	48
Total other liabilities	187	4,130	43	4,360
Total liabilities at fair value	$187	$4,141	$3,413	$7,741

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$267	$2,924	$—	$3,191
Available-for-Sale securities:
Corporate debt securities	—	11,437	750	12,187
Residential mortgage backed securities	—	10,012	17	10,029
Commercial mortgage backed securities	—	5,563	—	5,563
Asset backed securities	—	1,987	19	2,006
State and municipal obligations	—	1,367	—	1,367
U.S. government and agency obligations	1,680	—	—	1,680
Foreign government bonds and obligations	—	271	—	271
Other securities	—	26	—	26
Total Available-for-Sale securities	1,680	30,663	786	33,129
Equity securities	1	—	—	1
Investments at NAV				6	(1)
Trading and other securities	12	26	—	38
Separate account assets at NAV				87,488	(1)
Investments and cash equivalents segregated for regulatory purposes	14	—	—	14
Other assets:
Interest rate derivative contracts	—	1,455	—	1,455
Equity derivative contracts	162	2,722	—	2,884
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	1	17	—	18
Total other assets	163	4,198	—	4,361
Total assets at fair value	$2,137	$37,811	$786	$128,228

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	881	881
GMWB and GMAB embedded derivatives	—	—	763	763	(4)
Total policyholder account balances, future policy benefits and claims	—	3	1,687	1,690	(5)
Customer deposits	—	14	—	14
Other liabilities:
Interest rate derivative contracts	—	418	—	418
Equity derivative contracts	36	3,062	—	3,098
Foreign exchange derivative contracts	1	8	—	9
Other	6	4	44	54
Total other liabilities	43	3,492	44	3,579
Total liabilities at fair value	$43	$3,509	$1,731	$5,283
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2020.
(3) The Company’s adjustment for nonperformance risk resulted in a $727 million cumulative decrease to the embedded derivatives as of December 31, 2020.
(4) The fair value of the GMWB and GMAB embedded derivatives included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2019.
(5) The Company’s adjustment for nonperformance risk resulted in a $502 million cumulative decrease to the embedded derivatives as of December 31, 2019.

The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$750	$17	$19	$786
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	15	1	(1)	15
Purchases	62	220	—	282
Settlements	(54)	—	—	(54)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(229)	—	(229)
Balance, December 31, 2020	$772	$9	$32	$813

Changes in unrealized gains (losses) relating to assets held at December 31, 2020	$(1)	$—	$(1)	$(2)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2020	$16	$1	$(1)	$16

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687	$44
Total (gains) losses included in:
Net income	4	(2)	76	(2)	1,152	(3)	91	(3)	1,323	(12)	(4)
Issues	3		61		362		(21)		405	20
Settlements	(1)		(83)		39		—		(45)	(9)
Balance, December 31, 2020	$49		$935		$2,316		$70		$3,370	$43

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2020	$—		$76	(2)	$1,206	(3)	$—		$1,282	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$913	$136	$20	$6	$1,075
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)
Other comprehensive income (loss)	31	—	—	(1)	30
Purchases	55	477	—	18	550
Settlements	(248)	(12)	—	—	(260)
Transfers into Level 3	—	—	—	14	14
Transfers out of Level 3	—	(584)	(20)	(18)	(622)
Balance, December 31, 2019	$750	$17	$—	$19	$786

Changes in unrealized gains (losses) relating to assets held at December 31, 2019	$(1)	$—	$—	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970	$30
Total (gains) losses included in:
Net income	8	(2)	209	(2)	80	(3)	297	(3)	(4)
Issues	21		113		361		495	18
Settlements	—		(69)		(6)		(75)	(1)
Balance, December 31, 2019	$43		$881		$763		$1,687	$44

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2019	$—		$209	(2)	$82	(3)	$291	$—

	Available-for-Sale Securities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,139	$155	$—	$7	$1,301		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(3)	(3)
Other comprehensive income (loss)	(26)	1	—	1	(24)		—
Purchases	15	70	72	32	189		3
Settlements	(214)	(29)	—	(1)	(244)		—
Transfers into Level 3	—	—	—	2	2		—
Transfers out of Level 3	—	(61)	(52)	(35)	(148)		—
Balance, December 31, 2018	$913	$136	$20	$6	$1,075		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2018	$(1)	$—	$—	$—	$(1)	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—		$601		$(49)		$552	$28
Total (gains) losses included in:
Net income	(3)	(2)	(9)	(2)	49	(3)	37	2	(4)
Issues	17		90		350		457	—
Settlements	—		(54)		(22)		(76)	—
Balance, December 31, 2018	$14		$628		$328		$970	$30

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2018	$—		$(9)	(2)	$47	(3)	$38	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4) Included in general and administrative expense in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $196 million, $(190) million and $281 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2020, 2019 and 2018, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs.

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$772	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	3.3%	1.5%
Asset backed securities	$3	Discounted cash flow	Annual short-term default rate (2)	2.9%	–	3.0%	2.9%
			Annual long-term default rate (2)	3.5%	–	4.5%	3.8%
			Discount rate	13.0%			13.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
IUL embedded derivatives	$935	Discounted cash flow	Nonperformance risk (3)	65 bps			65	bps
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.2%
			Nonperformance risk (3)	65 bps			65	bps
GMWB and GMAB embedded derivatives	$2,316	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.8%
			Market volatility (7) (8)	4.3%	–	17.1%	11.0%
			Nonperformance risk (3)	65 bps			65	bps
Structured variable annuity embedded derivatives	$70	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65	bps
Contingent consideration liabilities	$43	Discounted cash flow	Discount rate (9)	0.0%	–	9.0%	3.1%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$749	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.8%	1.2%
Asset backed securities	$5	Discounted cash flow	Annual short-term default rate	3.3%
			Annual long-term default rate	3.0%
			Discount rate	12.0%
			Constant prepayment rate	5.0%	–	10.0%	10.0%
			Loss recovery	36.4%	–	63.6%	63.6%
IUL embedded derivatives	$881	Discounted cash flow	Nonperformance risk (3)	65 bps
Fixed deferred indexed annuity embedded derivatives	$43	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (3)	65 bps
GMWB and GMAB embedded derivatives	$763	Discounted cash flow	Utilization of guaranteed withdrawals (5)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.5%
			Market volatility (7)	3.7%	–	15.9%
			Nonperformance risk (3)	65 bps
Contingent consideration liabilities	$44	Discounted cash flow	Discount rate	9.0%
(1) The weighted average for the spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
(2) The weighted average annual default rates of asset backed securities is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
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
Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of certain asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in certain asset backed securities is classified as Level 3.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2020 and 2019. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
There is no active market for the transfer of the Company’s embedded derivatives attributable to the provisions of certain variable annuity riders, fixed deferred indexed annuity, structured variable annuity and IUL products.
The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value as the present value of future expected benefit payments less the present value of future expected rider fees attributable to the embedded derivative feature. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to implied volatility as well as contractholder behavior assumptions that include margins for risk, all of which the Company believes a market participant would expect. The fair value also reflects a current estimate of the Company’s nonperformance risk specific to these embedded derivatives. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of December 31, 2020 and 2019. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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
Contingent consideration liabilities consist of earn-outs and/or deferred payments related to the Company’s acquisitions. Contingent consideration liabilities are recorded at fair value using a discounted cash flow model using an unobservable input (discount rate). Given the use of a significant unobservable input, the fair value of contingent consideration liabilities is classified as Level 3 within the fair value hierarchy.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $101 million and $158 million as of December 31, 2020 and 2019, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,718	$—	$22	$2,852	$2,874
Policy loans	846	—	846	—	846	(1)
Receivables	3,563	147	1,258	2,398	3,803
Restricted and segregated cash	1,958	1,958	—	—	1,958
Other investments and assets	732	—	672	62	734

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,990	$—	$—	$11,686	$11,686
Investment certificate reserves	6,752	—	—	6,752	6,752
Banking and brokerage deposits	10,891	10,891	—	—	10,891
Separate account liabilities — investment contracts	5,406	—	5,406	—	5,406
Debt and other liabilities	3,214	205	3,253	11	3,469

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,778	$—	$—	$2,833	$2,833
Policy loans	868	—	868	—	868	(1)
Receivables	3,168	102	934	2,229	3,265
Restricted and segregated cash	2,372	2,372	—	—	2,372
Other investments and assets	671	—	626	46	672

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,110	$—	$—	$10,061	$10,061
Investment certificate reserves	7,508	—	—	7,497	7,497
Brokerage deposits	6,929	6,929	—	—	6,929
Separate account liabilities — investment contracts	5,403	—	5,403	—	5,403
Debt and other liabilities	3,374	104	3,372	21	3,497
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
Receivables include the deposit receivable, brokerage margin loans, securities borrowed, pledged asset lines of credit, and loans to financial advisors. Restricted and segregated cash includes cash segregated under federal and other regulations held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Other investments and assets primarily include syndicated loans, credit card receivables, certificate of deposits with original or remaining maturities at the time of purchase of more than 90 days, the Company’s membership in the FHLB and investments related to the Community Reinvestment Act. See Note 7 for additional information on mortgage loans, policy loans, syndicated loans, credit card receivables and the deposit receivable.
Policyholder account balances, future policy benefit and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed and structured variable annuity host contracts, and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 11 for additional information on these liabilities. Investment certificate reserves represent customer deposits for fixed rate certificates and stock market certificates. Banking and brokerage deposits are amounts payable to customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. Separate account liabilities are primarily investment contracts in pooled pension funds offered by Threadneedle. Debt and other liabilities include the Company’s long-term debt, short-term borrowings, securities loaned and future funding commitments to affordable housing partnerships and other real estate partnerships. See Note 14 for further information on the Company’s long-term debt and short-term borrowings.

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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,501	$—	$5,501	$(3,862)	$(1,287)	$(315)	$37
OTC cleared	58	—	58	(25)	—	—	33
Exchange-traded	311	—	311	(91)	(165)	—	55
Total derivatives	5,870	—	5,870	(3,978)	(1,452)	(315)	125
Securities borrowed	147	—	147	(43)	—	(103)	1
Total	$6,017	$—	$6,017	$(4,021)	$(1,452)	$(418)	$126

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,258	$—	$4,258	$(2,933)	$(1,244)	$(73)	$8
OTC cleared	21	—	21	(21)	—	—	—
Exchange-traded	82	—	82	(5)	—	—	77
Total derivatives	4,361	—	4,361	(2,959)	(1,244)	(73)	85
Securities borrowed	102	—	102	(14)	—	(85)	3
Total	$4,463	$—	$4,463	$(2,973)	$(1,244)	$(158)	$88
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,192	$—	$4,192	$(3,862)	$(1)	$(327)	$2
OTC cleared	25	—	25	(25)	—	—	—
Exchange-traded	95	—	95	(91)	—	—	4
Total derivatives	4,312	—	4,312	(3,978)	(1)	(327)	6
Securities loaned	205	—	205	(43)	—	(157)	5
Total	$4,517	$—	$4,517	$(4,021)	$(1)	$(484)	$11

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,473	$—	$3,473	$(2,933)	$—	$(540)	$—
OTC cleared	41	—	41	(21)	—	—	20
Exchange-traded	11	—	11	(5)	—	—	6
Total derivatives	3,525	—	3,525	(2,959)	—	(540)	26
Securities loaned	104	—	104	(14)	—	(87)	3
Total	$3,629	$—	$3,629	$(2,973)	$—	$(627)	$29
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. Securities borrowing and lending agreements are reflected in receivables and other liabilities, respectively. See Note 17 for additional disclosures related to the Company’s derivative instruments and Note 5 for information related to derivatives held by consolidated investment entities.

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedges	$—	$—	$—	$375	$3	$—
Foreign exchange contracts - net investment hedges	32	—	2	93	—	3
Total qualifying hedges	32	—	2	468	3	3

Derivatives not designated as hedging instruments
Interest rate contracts	77,951	1,755	734	57,979	1,452	418
Equity contracts	57,254	4,090	3,571	61,921	2,884	3,098
Credit contracts	2,297	2	1	1,419	4	—
Foreign exchange contracts	3,423	23	4	3,412	18	6
Other contracts	—	—	—	1	—	—
Total non-designated hedges	140,925	5,870	4,310	124,732	4,358	3,522

Embedded derivatives
GMWB and GMAB (4)	N/A	—	2,316	N/A	—	763
IUL	N/A	—	935	N/A	—	881
Fixed deferred indexed annuities	N/A	—	52	N/A	—	46
Structured variable annuities	N/A	—	70	N/A	—	—
SMC	N/A	—	8	N/A	—	14
Total embedded derivatives	N/A	—	3,381	N/A	—	1,704
Total derivatives	$140,957	$5,870	$7,693	$125,200	$4,361	$5,229
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, and fixed deferred indexed annuity and structured variable annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets. The fair value of the SMC embedded derivative liability is included in Customer deposits on the Consolidated Balance Sheets.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $3.7 billion and $2.3 billion as of December 31, 2020 and 2019, respectively. See Note 16 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2020 included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2019 included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position.
See Note 15 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2020 and 2019, investment securities with a fair value of $325 million and $84 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $325 million and $84 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2020 and 2019, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both December 31, 2020 and 2019, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Year Ended December 31, 2020
Interest rate contracts	$(1)	$—	$2	$—	$1,633	$—
Equity contracts	(1)	1	100	55	(744)	15
Credit contracts	—	—	1	—	(106)	—
Foreign exchange contracts	1	—	—	—	(8)	10
Other contracts	—	—	—	—	—	—
GMWB and GMAB embedded derivatives	—	—	—	—	(1,553)	—
IUL embedded derivatives	—	—	—	7	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(4)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(91)	—
Total gain (loss)	$(1)	$—	$103	$58	$(869)	$25

Year Ended December 31, 2019
Interest rate contracts	$(34)	$—	$—	$—	$1,097	$—
Equity contracts	—	11	99	117	(1,547)	16
Credit contracts	—	—	—	—	(73)	—
Foreign exchange contracts	—	—	—	—	(30)	(1)
Other contracts	—	—	—	—	—	—
GMWB and GMAB embedded derivatives	—	—	—	—	(435)	—
IUL embedded derivatives	—	—	—	(140)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(8)	—	—
SMC embedded derivatives	—	(9)	—	—	—	—
Total gain (loss)	$(34)	$2	$99	$(31)	$(988)	$15

Year Ended December 31, 2018
Interest rate contracts	$12	$—	$—	$—	$(312)	$—
Equity contracts	—	(4)	(42)	(49)	302	(7)
Credit contracts	—	—	—	—	7	—
Foreign exchange contracts	(2)	—	—	—	1	(9)
Other contracts	—	—	—	—	(3)	—
GMWB and GMAB embedded derivatives	—	—	—	—	(377)	—
IUL embedded derivatives	—	—	—	63	—	—
Indexed annuity embedded derivatives	—	—	—	3	—	—
SMC embedded derivatives	—	4	—	—	—	—
Total gain (loss)	$10	$—	$(42)	$17	$(382)	$(16)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The indexed portion of structured variable annuities and the GMAB and non-life contingent GMWB provisions are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. The Company economically hedges the aggregate exposure related to the indexed portion of structured variable annuities and the GMAB and non-life contingent GMWB provisions using options (equity index, interest rate swaptions, etc.), swaps (interest rate, total return, etc.) and futures.
The deferred premium associated with certain of the above options and swaptions is paid or received semiannually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of December 31, 2020:

	Premiums Payable	Premiums Receivable
	(in millions)
2021	$153	$106
2022	207	205
2023	51	43
2024	141	26
2025	126	7
2026-2028	254	—
Total	$932	$387
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
Fixed deferred indexed annuity, structured variable annuity, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to fixed deferred indexed annuity, structured variable annuity, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. The equity component of fixed deferred indexed annuity, structured variable annuity, IUL and stock market certificate product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
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
For the years ended December 31, 2020, 2019 and 2018, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of December 31, 2020 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $0.5 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 15 years and relates to forecasted debt interest payments. See Note 21 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
Fair Value Hedges
The Company entered into and designated as fair value hedges two interest rate swaps to convert senior notes due 2019 and 2020 from fixed rate debt to floating rate debt. The interest rate swap related to the senior notes due March 2020 was settled during the first quarter when the debt was repaid. The swaps have identical terms as the underlying debt being hedged. The Company no longer had any fair value hedges outstanding as of December 31, 2020. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. See Note 14 for the cumulative basis adjustments for fair value hedges.
The following table is a summary of the impact of derivatives designated as hedges on the Consolidated Statements of Operations:

	Years Ended December 31,
	2020	2019

Total interest and debt expense per Consolidated Statements of Operations	$162	$214
Gain (loss) on interest rate contracts designated as fair value hedges:
Hedged items	$1	$5
Derivatives designated as fair value hedges	(1)	(5)
Gain (loss) on interest rate contracts designated as cash flow hedges:
Amount of gain (loss) reclassified from AOCI into income	$1	$2
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the years ended December 31, 2020 and 2019, the Company recognized a gain of $1 million and loss of $2 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2020 and 2019, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $326 million and $189 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2020 and 2019 was $324 million and $189 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2020 and 2019 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $2 million and nil, respectively.

18.  Leases
The following table presents the balances for operating and finance ROU assets and lease liabilities:

Leases	Balance Sheet Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$215	$215
Finance lease assets	Other assets	44	52
Total lease assets		$259	$267

Liabilities
Operating lease liabilities	Other liabilities	$254	$243
Finance lease liabilities	Long-term debt	44	57
Total lease liabilities		$298	$300
The components of lease expense include operating and finance lease costs. For the year ended December 31, 2020, operating lease costs were $57 million. For the year ended December 31, 2020, finance lease costs consisted of $10 million in amortization and $2 million of interest expense. Amortization is recorded in general and administrative expenses and interest expense is recorded in interest and debt expense in the Consolidated Statements of Operations.
Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate are as follows:

Maturity of Lease Liabilities	December 31, 2020
	Finance Leases	Operating Leases
	(in millions)
2021	$9	$64
2022	10	51
2023	10	43
2024	10	32
2025	9	27
Thereafter	—	58
Total lease payments	48	275
Less: Interest	(4)	(21)
Present value of lease liabilities	$44	$254
Weighted-average remaining lease term (years)	4.8	5.8
Weighted-average discount rate	3.4%	2.6%

Maturity of Lease Liabilities	December 31, 2019
	Finance Leases	Operating Leases
	(in millions)
2020	$14	$55
2021	10	50
2022	10	42
2023	10	35
2024	10	24
Thereafter	9	63
Total lease payments	63	269
Less: Interest	(6)	(26)
Present value of lease liabilities	$57	$243
Weighted-average remaining lease term (years)	5.8	6.1
Weighted-average discount rate	3.4%	3.0%
For the year ended December 31, 2020, operating cash flows included $65 million of cash paid for amounts included in the measurement of operating lease liabilities and $2 million of cash paid for amounts included in the measurement of finance lease liabilities. For the year ended December 31, 2020, financing cash flows included $12 million of cash paid for amounts included in the measurement of finance lease liabilities.

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
The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	December 31,
	2020	2019	2018
	(in millions)
Stock option	$23	$31	$35
Restricted stock	24	22	24
Restricted stock units	99	82	85
Liability awards	67	53	2
Total	$213	$188	$146
For the years ended December 31, 2020, 2019 and 2018, total income tax benefit recognized by the Company related to share-based compensation expense was $45 million, $40 million and $31 million, respectively.
As of December 31, 2020, there was $134 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 3.1 years.
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
The following weighted average assumptions were used for stock option grants:

	2020	2019	2018
Dividend yield	2.5%	3.0%	2.3%
Expected volatility	27%	27%	24%
Risk-free interest rate	1.4%	2.4%	2.4%
Expected life of stock option (years)	5.0	5.0	5.0
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
The weighted average grant date fair value for options granted during 2020, 2019 and 2018 was $31.53, $24.67 and $35.01, respectively.
A summary of the Company’s stock option activity for 2020 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	6.3	$122.12	6.6	$292
Granted	0.5	165.44
Exercised	(2.0)	105.11
Outstanding at December 31	4.8	133.75	6.5	290
Exercisable at December 31	3.1	125.70	5.5	213
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $139 million, $61 million and $58 million during the years ended December 31, 2020, 2019 and 2018, respectively.
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
Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation and commission deferrals into stock and deferred share units for 2020 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	1.2	$133.40
Granted	0.7	157.92
Deferred	0.2	145.06
Vested	(0.8)	141.02
Non-vested shares at December 31	1.3	144.10
The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2020, 2019 and 2018 was $124 million, $107 million and $128 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2020, 2019 and 2018 was $163.54, $129.30 and $172.69, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2020, 2019 and 2018 was $147.96, $136.81 and $144.37, respectively.
Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the target for awards made prior to 2018 and 175% of the target for awards made in 2018 or later, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise Financial common stock. The total amount of target PSUs outstanding at the end of December 31, 2020, 2019 and 2018 was 0.4 million, 0.4 million and 0.3 million, respectively. The PSUs are liability awards. During the years ended December 31, 2020, 2019 and 2018, the value of shares settled for PSU awards was $34 million, $19 million and $16 million, respectively.

21.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$907	$(192)	$715
Reclassification of net (gains) losses on securities included in net income (2)	(11)	2	(9)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(379)	80	(299)
Net unrealized gains (losses) on securities	517	(110)	407
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(2)	1	(1)
Net unrealized gains (losses) on derivatives	(2)	1	(1)
Defined benefit plans:
Prior service credit	(2)	—	(2)
Net gain (loss) arising during the period	(82)	18	(64)
Defined benefit plans	(84)	18	(66)
Foreign currency translation	32	(5)	27
Total other comprehensive income (loss)	$463	$(96)	$367

	Year Ended December 31, 2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,404	$(309)	$1,095
Reclassification of net (gains) losses on securities included in net income (2)	6	(1)	5
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(688)	144	(544)
Net unrealized gains (losses) on securities	722	(166)	556
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(3)	1	(2)
Net unrealized gains (losses) on derivatives	(3)	1	(2)
Defined benefit plans:
Prior service credit	14	(3)	11
Net gain (loss) arising during the period	(36)	7	(29)
Defined benefit plans	(22)	4	(18)
Foreign currency translation	18	(1)	17
Total other comprehensive income (loss)	$715	$(162)	$553

	Year Ended December 31, 2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(1,039)	$237	$(802)
Reclassification of net (gains) losses on securities included in net income (2)	(9)	2	(7)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	435	(91)	344
Net unrealized gains (losses) on securities	(613)	148	(465)
Defined benefit plans:
Net gain (loss) arising during the period	(30)	7	(23)
Defined benefit plans	(30)	7	(23)
Foreign currency translation	(32)	1	(31)
Total other comprehensive income (loss)	$(675)	$156	$(519)
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in net investment income.
(3) Includes a $1 million, $2 million and $2 million pretax gain reclassified to interest and debt expenses and nil, nil and $2 million pretax loss reclassified to net investment income for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2018	$486	(1)	$8	$(97)	$(167)	$(1)	$229
Cumulative effect of adoption of equity securities guidance	(1)		—	—	—	—	(1)
OCI before reclassifications	(458)		—	(36)	(31)	—	(525)
Amounts reclassified from AOCI	(7)		—	13	—	—	6
Total OCI	(465)		—	(23)	(31)	—	(519)
Balance, December 31, 2018	20	(1)	8	(120)	(198)	(1)	(291)
OCI before reclassifications	551		—	(28)	17	—	540
Amounts reclassified from AOCI	5		(2)	10	—	—	13
Total OCI	556		(2)	(18)	17	—	553
Balance, December 31, 2019	576	(1)	6	(138)	(181)	(1)	262
OCI before reclassifications	416		—	(66)	27	—	377
Amounts reclassified from AOCI	(9)		(1)	—	—	—	(10)
Total OCI	407		(1)	(66)	27	—	367
Balance, December 31, 2020	$983	(1)	$5	$(204)	$(154)	$(1)	$629
(1) Includes nil, $1 million and $1 million of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of December 31, 2020, 2019 and 2018, respectively.
For the years ended December 31, 2020, 2019 and 2018, the Company repurchased a total of 8.4 million shares, 13.4 million shares and 11.3 million shares, respectively, of its common stock for an aggregate cost of $1.3 billion, $1.9 billion and $1.6 billion, respectively. In April 2017, the Company's Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019, which was exhausted in the second quarter of 2019. In February 2019, the Company’s Board of Directors authorized an additional repurchase up to $2.5 billion of the Company’s common stock through

March 31, 2021. In August 2020, the Company’s Board of Directors authorized an additional expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through September 30, 2022. As of December 31, 2020, the Company had $2.3 billion remaining under these share repurchase authorizations.
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
For the years ended December 31, 2020, 2019 and 2018, the Company reacquired 0.3 million shares, 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $52 million, $34 million and $44 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the years ended December 31, 2020, 2019 and 2018, the Company reacquired 1.5 million shares, 0.7 million shares and 0.5 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $263 million, $106 million and $85 million, respectively.
For the years ended December 31, 2020, 2019 and 2018, respectively, the Company reissued 0.5 million, 0.7 million and 0.8 million, respectively, treasury shares for restricted stock award grants, performance share units, and issuance of shares vested under advisor deferred compensation plans.
22.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Numerator:
Net income	$1,534	$1,893	$2,098

Denominator:
Basic: Weighted-average common shares outstanding	123.8	134.1	145.6
Effect of potentially dilutive nonqualified stock options and other share-based awards	1.9	1.9	2.1
Diluted: Weighted-average common shares outstanding	125.7	136.0	147.7

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$12.39	$14.12	$14.41
Diluted	$12.20	$13.92	$14.20
The calculation of diluted earnings per share excludes the incremental effect of nil, $1.0 million and $3.2 million options as of December 31, 2020, 2019 and 2018, respectively, due to their anti-dilutive effect.
23. Regulatory Requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s subsidiaries. As of December 31, 2020, the aggregate amount of unrestricted net assets was approximately $3.1 billion.
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
State insurance statutes contain limitations as to the amount of dividends that insurers may make without providing prior notification to state regulators. For RiverSource Life, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned surplus aggregated $1.3 billion and $326 million as of December 31, 2020 and 2019, respectively.
In addition, dividends whose fair market value, together with that of other dividends made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $4.8 billion and $2.9 billion as of December 31, 2020 and 2019, respectively.
Statutory net gain from operations and net income (loss) are summarized as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
RiverSource Life
Statutory net gain from operations	$1,393	$1,505	$1,686
Statutory net income (loss)	1,582	786	1,628
Government debt securities of $4 million as of both December 31, 2020 and 2019 held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $6.8 billion and $7.5 billion as of December 31, 2020 and 2019, respectively. ACC had qualified assets of $7.2 billion and $8.0 billion as of December 31, 2020 and 2019, respectively.
Threadneedle’s required capital is predominantly based on the requirements specified by its regulator, the Financial Conduct Authority (“FCA”), under its Capital Adequacy Requirements for asset managers.
The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Rule 15c3-1 provides an “alternative net capital requirement” which American Enterprise Investment Services, Inc. (“AEIS”) and Ameriprise Financial Services, LLC (“AFS”) (significant broker dealers) have elected. Regulations require that minimum net capital, as defined, be equal to the greater of $250 thousand or 2% of aggregate debit items arising from client balances. FINRA may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements.

The following table presents the net capital position of both AEIS and AFS:

	December 31,
	2020	2019
	(in millions, except percentages)
AEIS
Net capital as a percent of aggregate debit items	9.51%	12.08%

Net capital	$122	$133
Less: required net capital	25	22
Excess net capital	$97	$111

AFS
Net capital	$134	$94
Less: required net capital	—	—
Excess net capital	$134	$94
Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the Minnesota Department of Commerce.
The Company is a savings and loan holding company that is subject to various banking regulations. However, the Company is not currently subject to the risk-based capital requirements of the Federal Reserve Bank because it is substantially engaged in insurance activities.
Ameriprise Bank, FSB (“Ameriprise Bank”) is subject to regulation by the Comptroller of Currency (“OCC”) and the Federal Deposit Insurance Corporation in its role as insurer of its deposits. Ameriprise Bank is required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 Capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CEIT”) to risk-weighted assets. Ameriprise Bank calculates these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and Ameriprise Bank’s internal capital policies. Ameriprise Bank’s requirements to maintain adequate capital ratios in relation to its risk weighted asset levels could affect its ability to take capital actions, such as the payment of dividends. As of December 31, 2020, Ameriprise Bank’s capital levels exceeded the capital conservation buffer requirement and was categorized as “well-capitalized.” To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” Ameriprise Bank must maintain minimum CEIT, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table:

Regulatory Capital	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in millions, except percentages)
At December 31, 2020
Common equity Tier 1 capital	$657	12.08%	$245	4.50%	$353	6.50%
Tier 1 capital	657	12.08	326	6.00	435	8.00
Total capital	658	12.10	435	8.00	543	10.00
Tier 1 leverage	657	8.36	314	4.00	393	5.00

At December 31, 2019
Common equity Tier 1 capital	$300	16.64%	$81	4.50%	$117	6.50%
Tier 1 capital	300	16.64	108	6.00	144	8.00
Total capital	300	16.66	144	8.00	180	10.00
Tier 1 leverage	300	8.75	137	4.00	171	5.00

24.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Current income tax
Federal	$527	$531	$275
State and local	63	80	45
Foreign	28	36	41
Total current income tax	618	647	361

Deferred income tax
Federal	(309)	(297)	20
State and local	(16)	(13)	2
Foreign	4	2	3
Total deferred income tax	(321)	(308)	25
Total income tax provision	$297	$339	$386
On December 22, 2017, the Tax Act was signed into law. In 2018, the Company finalized its accounting related to the Tax Act and recorded a $3 million benefit related to foreign provisions.
The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
United States	$1,685	$2,045	$2,263
Foreign	146	187	221
Total	$1,831	$2,232	$2,484
The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rates of 21% were as follows:

	Years Ended December 31,
	2020	2019	2018
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
Low income housing tax credits	(4.3)	(3.6)	(3.2)
State taxes, net of federal benefit	2.1	2.4	1.5
Dividends received deduction	(2.1)	(1.8)	(1.6)
Incentive compensation	(1.4)	—	—
Foreign tax credits, net of addback	—	(2.2)	(1.1)
Other, net	0.9	(0.6)	(1.1)
Income tax provision	16.2%	15.2%	15.5%

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2020 and 2019. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2020	2019
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$1,618	$945
Deferred compensation	493	406
Postretirement benefits	65	45
Right of use lease liability	60	59
Investment related	—	188
Other	51	47
Gross deferred income tax assets	2,287	1,690
Less: valuation allowance	15	19
Total deferred income tax assets	2,272	1,671

Deferred income tax liabilities
Deferred acquisition costs	435	456
Net unrealized gains on Available-for-Sale securities	295	186
Investment related	253	—
Intangible assets	124	115
Depreciation expense	99	94
Goodwill	70	64
Right of use lease asset	54	54
Deferred sales inducement costs	44	50
Other	18	6
Gross deferred income tax liabilities	1,392	1,025
Net deferred income tax assets	$880	$646
Included in the Company’s deferred income tax assets are tax benefits primarily related to state net operating losses of $16 million, net of federal benefit, which will expire beginning December 31, 2021. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $11 million, state deferred tax assets of $2 million and foreign deferred tax assets of $2 million; therefore, a valuation allowance of $15 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2020	2019	2018
	(in millions)
Balance at January 1	$100	$92	$76
Additions based on tax positions related to the current year	11	15	22
Reductions based on tax positions related to the current year	(1)	—	—
Additions for tax positions of prior years	10	39	9
Reductions for tax positions of prior years	(4)	(17)	(3)
Reductions due to lapse of statute of limitations	(5)	—	—
Audit settlements	(1)	(29)	(12)
Balance at December 31	$110	$100	$92
If recognized, approximately $80 million, $67 million and $70 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2020, 2019, and 2018, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $20 million to $30 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $2 million, a net decrease of $2 million, and a net increase of $2 million, in interest and penalties for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, the Company had a payable of $10 million and $8 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The IRS is currently auditing the Company’s U.S. income tax returns for 2016, 2017 and 2018. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2010 through 2019. In the United Kingdom (“UK”), Her Majesty’s Revenue and Customs is performing a business risk review of the Company’s UK subsidiaries for the 2016 tax year.
25. Retirement Plans and Profit Sharing Arrangements
Defined Benefit Plans
Pension Plans and Other Postretirement Benefits
The Company’s U.S. non-advisor employees are generally eligible for the Ameriprise Financial Retirement Plan (the “Retirement Plan”), a noncontributory defined benefit plan which is a qualified plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). However, effective April 2020, the Company no longer enrolled new employees in the Retirement Plan. Funding of costs for the Retirement Plan complies with the applicable minimum funding requirements specified by ERISA and is held in a trust. The Retirement Plan is a cash balance plan by which the employees’ accrued benefits are based on notional account balances, which are maintained for each individual. Each pay period these balances are credited with an amount equal to a percentage of eligible compensation as defined by the Retirement Plan (which includes, but is not limited to, base pay, performance based incentive pay, commissions, shift differential and overtime). The percentage ranges from 2.5% to 10% depending on several factors including years of service. However, the percentage credited will not change from the percentage received as of April 2020. Employees’ balances are also credited with a fixed rate of interest that is updated each January 1 and is based on the average of the daily five-year U.S. Treasury Note yields for the previous October 1 through November 30, with a minimum crediting rate of 5%. Employees are fully vested after three years of service or upon retirement at or after age 65, disability or death while employed. Employees have the option to receive annuity payments or a lump sum payout of vested balance at termination or retirement. The Retirement Plan’s year-end is September 30.
Effective April 2020, the Company will no longer enroll employees in the Retirement Plan. Instead, newly eligible employees will receive a company contribution to the Ameriprise Financial 401(k) Plan (the “401(k) Plan”). Active participants in the Retirement Plan as of April 2020 will continue to receive company allocations to the Retirement Plan each pay period. However, the company allocations to the Retirement Plan will not increase from the percentage received as of April 2020. These plan changes are reflected in the obligations disclosed as of December 31, 2020.
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
The Company also sponsors unfunded defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. On December 31, 2016, the access to retiree health care coverage was closed to all active employees who had previously met the qualification requirements. Instead, only existing retirees, as of January 1, 2017, qualifying for the plan and electing coverage will be provided a fixed amount to subsidize health care insurance purchased through other providers. Net periodic postretirement benefit costs were not material for the years ended December 31, 2020, 2019 and 2018.
Most employees outside the U.S. are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.

All components of the net periodic benefit cost are recorded in general and administrative expense and were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Service cost	$45	$44	$48
Interest cost	29	36	30
Expected return on plan assets	(55)	(53)	(48)
Amortization of prior service costs	(2)	—	—
Amortization of net loss	15	5	11
Other	7	8	5
Net periodic benefit cost	$39	$40	$46
The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.
The following table provides a reconciliation of changes in the benefit obligation:

	Pension Plans		Other Postretirement Plans
	2020	2019	2020	2019
	(in millions)
Benefit obligation, January 1	$1,111	$967	$14	$14
Service cost	45	44	—	—
Interest cost	29	36	—	—
Plan change	—	(15)	—	—
Benefits paid	(10)	(9)	(1)	(1)
Actuarial (gain) loss	117	131	1	1
Curtailments	—	(7)	—	—
Settlements	(30)	(42)	—	—
Foreign currency rate changes	9	6	—	—
Benefit obligation, December 31	$1,271	$1,111	$14	$14
The actuarial losses for pension plans for 2020 and 2019 were primarily due to a decrease in the discount rate assumption as of December 31, 2020 and 2019, respectively, compared to the prior year-end. The actuarial loss for 2019 also resulted from demographic experience during the Retirement Plan year.
The following table provides a reconciliation of changes in the fair value of assets:

	Pension Plans
	2020	2019
	(in millions)
Fair value of plan assets, January 1	$838	$728
Actual return on plan assets	67	130
Employer contributions	31	24
Benefits paid	(10)	(9)
Settlements	(30)	(42)
Foreign currency rate changes	9	7
Fair value of plan assets, December 31	$905	$838
The Company complies with the minimum funding requirements in all countries. The following table provides the amounts recognized in the Consolidated Balance Sheets as of December 31, which equal the funded status of the plans:

	Pension Plans		Other Postretirement Plans
	2020	2019	2020	2019
	(in millions)
Benefit liability	$(366)	$(278)	$(14)	$(14)
Benefit asset	—	5	—	—
Net amount recognized	$(366)	$(273)	$(14)	$(14)

The accumulated benefit obligation for all pension plans as of December 31, 2020 and 2019 was $1.2 billion and $1.1 billion, respectively. The following table provides information for pension plans with benefit obligations in excess of plan assets:

	December 31,
	2020	2019
	(in millions)
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$1,211	$875
Fair value of plan assets	905	644
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$1,271	$922
Fair value of plan assets	905	644
The weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Other Postretirement Plans
	2020	2019	2020	2019

Discount rates	2.16%	2.97%	2.01%	2.99%
Rates of increase in compensation levels	3.96	4.01	N/A	N/A
Interest crediting rates for cash balance plans	5.00	5.00	N/A	N/A
The weighted average assumptions used to determine net periodic benefit cost of pension plans were as follows:

	2020	2019	2018

Discount rates	2.97%	4.00%	3.30%
Rates of increase in compensation levels	4.01	4.25	4.29
Expected long-term rates of return on assets	7.14	7.18	7.11
Interest crediting rates for cash balance plans	5.00	5.00	5.00
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
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 77% equity securities and 23% debt securities and additional voluntary contribution assets outside the U.S. which are allocated at the discretion of the individual and will be converted at retirement into the defined benefit pension plan. Actual allocations will generally be within 5% of these targets. As of December 31, 2020, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company’s pension plan assets measured at fair value on a recurring basis:

Asset Category	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$119	$—	$—	$119
U.S. small cap stocks	80	—	—	80
Non-U.S. large cap stocks	36	—	—	36
Debt securities:
U.S. investment grade bonds	47	21	—	68
Non-U.S. investment grade bonds	18	—	—	18
Cash equivalents at NAV				25	(1)
Collective investment funds at NAV				289	(1)
Real estate investment trusts at NAV				20	(1)
Hedge funds at NAV				32	(1)
Pooled pension funds at NAV				218	(1)
Total	$300	$21	$—	$905

	December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$119	$—	$—	$119
U.S. small cap stocks	91	—	—	91
Non-U.S. large cap stocks	32	—	—	32
Debt securities:
U.S. investment grade bonds	43	24	—	67
U.S. high yield bonds	6	—	—	6
Non-U.S. investment grade bonds	16	—	—	16
Cash equivalents at NAV				30	(1)
Collective investment funds at NAV				232	(1)
Real estate investment trusts at NAV				20	(1)
Hedge funds at NAV				29	(1)
Pooled pension funds at NAV				196	(1)
Total	$307	$24	$—	$838
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

The amounts recognized in AOCI, net of tax, as of December 31, 2020 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $214 million, an unrecognized prior service credit of $10 million, and a currency exchange rate adjustment of $2 million related to the Company’s pension plans. The Company’s other postretirement plans included an unrecognized actuarial gain of $3 million and an unrecognized prior service credit of $1 million. See Note 21 for a rollforward of AOCI related to the Company’s defined benefit plans.
The Company’s pension plans expect to make benefit payments to retirees as follows:

	Pension Plans	Other Postretirement Plans
	(in millions)
2021	$104	$1
2022	68	1
2023	79	1
2024	74	1
2025	74	1
2026-2028	389	5
The Company expects to contribute $15 million and $1 million to its pension plans and other postretirement plans, respectively, in 2021.
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
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $55 million, $56 million and $56 million in 2020, 2019 and 2018, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $7 million, $6 million and $6 million in 2020, 2019 and 2018, respectively.
26. Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2020	2019
	(in millions)
Commercial mortgage loans	$18	$60
Affordable housing and other real estate partnerships	12	22
Property funds	17	12
Private funds	9	12
Pledged asset lines of credit	342	—
Consumer lines of credit	1	1
Total funding commitments	$399	$107
Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2020, these guarantees range from 1% to 5%.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the U.K. Financial Conduct Authority, the FRB, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries that the Company has received during recent periods regarding certain matters, including: sales and distribution of mutual funds, exchange traded funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings, including managed accounts; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; and transaction monitoring systems and controls. The Company has cooperated and will continue to cooperate with the applicable regulators.
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
Guaranty Fund Assessments
RiverSource Life and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, the Company could be adversely affected by the requirement to pay assessments to the guaranty fund associations. The Company projects its cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of its premiums written relative to the industry-wide premium in each state. The Company accrues the estimated cost of future guaranty fund assessments when it is considered probable that an assessment will be imposed, the event obligating the Company to pay the assessment has occurred and the amount of the assessment can be reasonably estimated.
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both December 31, 2020 and 2019, the estimated liability was $12 million. As of both December 31, 2020 and 2019, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

28.  Segment Information
During the third quarter of 2020, as the Company continued to reposition its business and implement strategies focusing on product features and sales, the composition of its reportable segments changed from five to four segments. The Chief Operating Decision Maker (“CODM”) manages the annuities and protection business as one operating segment, referred to as Retirement & Protection Solutions. The Retirement & Protection Solutions segment includes Retirement Solutions (Variable Annuities and Payout Annuities) and Protection Solutions (Life and Disability Insurance). In addition, the Company moved the Fixed Annuities and Fixed Indexed Annuities business to the Corporate & Other segment as a closed block. These segment reporting changes align with the way the CODM began assessing the performance of the Company’s reportable segments and other business activities effective in the third quarter of 2020. Certain prior period amounts have been revised to conform to the current presentation. The Company’s four reporting segments are Advice & Wealth Management, Asset Management, Retirement & Protection Solutions and Corporate & Other.
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
The Asset Management segment provides investment management, advice and products to retail, high net worth and institutional clients on a global scale through the Columbia Threadneedle Investments® brand, which represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (“Columbia Management”) and Threadneedle. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. Additional subsidiaries are also included in our Asset Management segment such as Lionstone Partners, LLC, the U.S. investment adviser for certain private funds and investment products focused on real estate. The Company offers U.S. retail clients with a range of products through both unaffiliated third party financial institutions and the Advice & Wealth Management segment. The Company provides institutional products and services through its institutional sales force. Retail products for non-U.S. investors are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, CLOs, hedge fund or alternative strategies, collective funds and property and infrastructure funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. The Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management and Annuities and Protection segments.
The Retirement & Protection Solutions segment includes Retirement Solutions (variable annuities and payout annuities) and Protection Solutions (life and disability insurance). Retirement Solutions provides variable annuity products of RiverSource Life companies to individual clients. The Company provides variable annuity products through its advisors. Revenues for the Company’s variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. The Company also earns net investment income on general account assets supporting reserves for immediate annuities with a non-life contingent feature and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Revenues for the Company’s immediate annuities with a life contingent feature are earned as premium revenue. Protection Solutions offers a variety of products to address the protection and risk management needs of the Company’s retail clients including life and DI insurance. Life and DI products are primarily provided through the Company’s advisors. The Company issues insurance policies through its RiverSource life insurance subsidiaries. The primary sources of revenues for Protection Solutions are premiums, fees and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting insurance reserves and capital supporting the business. The Company also receives fees based on the level of the RiverSource Life companies’ separate account assets supporting VUL investment options. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds (“VIT Funds”) under the variable annuity contracts and VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.
The Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in the Company’s subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes the results of the Company’s closed block long term care business. The Corporate & Other segment also includes revenues and expenses of consolidated investment entities, which are excluded on an operating basis. Beginning in the first quarter of 2019, the results of AAH, which had been reported as part of the Protection segment, were reflected in the Corporate & Other segment. Prior periods presented have been restated to reflect the change. The Company sold AAH on October 1, 2019. Beginning in the third quarter of 2020, the Company moved the fixed annuities and fixed indexed annuities business to the Corporate & Other segment as a closed block. Revenues for the Company’s fixed deferred annuity products are primarily earned as net investment income on the RiverSource Life companies’ general account assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. Prior periods presented have been restated to reflect the changes from the sale of AAH and the segment restructuring.
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
Adjusted operating earnings is defined as adjusted operating net revenues less adjusted operating expenses. Adjusted operating net revenues and adjusted operating expenses exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual); the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization, and the reinsurance accrual; mean reversion related impacts (the impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs. The market impact on non-traditional long-duration products includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2020	2019
	(in millions)
Advice & Wealth Management	$21,266	$17,607
Asset Management	8,406	8,226
Retirement & Protection Solutions	114,850	104,227
Corporate & Other	21,361	21,768
Total assets	$165,883	$151,828

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$6,675	$6,599	$6,189
Asset Management	2,891	2,913	3,011
Retirement & Protection Solutions	3,094	3,123	3,167
Corporate & Other	546	1,477	1,741
Less: Eliminations (1)	1,377	1,402	1,414
Total segment adjusted operating net revenues	11,829	12,710	12,694
Net realized gains (losses)	(11)	(6)	10
Revenue attributable to consolidated investment entities	71	88	127
Market impact on non-traditional long-duration products, net	10	—	(7)
Market impact of hedges on investments	—	(35)	11
Integration and restructuring charges	—	(3)	—
Gain on disposal of business	—	213	—
Total net revenues per consolidated statements of operations	$11,899	$12,967	$12,835
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2020, 2019 and 2018 in each segment as follows: Advice and Wealth Management ($893, $924 and $952, respectively); Asset Management ($53, $55 and $50, respectively); Retirement & Protection Solutions ($433, $429 and $417, respectively); and Corporate & Other ($(2), $(6) and $(5), respectively).

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$1,321	$1,509	$1,389
Asset Management	697	661	728
Retirement & Protection Solutions	480	724	721
Corporate & Other	(369)	(286)	(274)
Total segment adjusted operating earnings	2,129	2,608	2,564
Net realized gains (losses)	(10)	(4)	9
Net income (loss) attributable to consolidated investment entities	4	1	(1)
Market impact on non-traditional long-duration products, net	(375)	(591)	(47)
Mean reversion related impacts	87	57	(33)
Market impact of hedges on investments	—	(35)	11
Integration and restructuring charges	(4)	(17)	(19)
Gain on disposal of business	—	213	—
Pretax income per consolidated statements of operations	$1,831	$2,232	$2,484

29. Quarterly Financial Data (Unaudited)

	2020						2019
	12/31	9/30		6/30		3/31	12/31	9/30	6/30	3/31
	(in millions, except per share data)
Net revenues	$3,183	$3,003		$2,712		$3,001	$3,287	$3,317	$3,245	$3,118
Pretax income	190	(184)		(526)		2,351	534	641	587	470
Net income	177	(140)		(539)		2,036	463	543	492	395

Earnings per share:
Basic	$1.46	$(1.14)		$(4.31)		$16.11	$3.59	$4.09	$3.61	$2.85
Diluted	$1.43	$(1.14)	(1)	$(4.31)	(1)	$15.88	$3.53	$4.04	$3.57	$2.82

Weighted average common shares outstanding:
Basic	120.9	123.0		125.0		126.4	129.0	132.7	136.1	138.8
Diluted	123.4	124.9		126.2		128.2	131.3	134.5	138.0	140.1

Cash dividends declared per common share	$1.04	$1.04		$1.04		$0.97	$0.97	$0.97	$0.97	$0.90
(1) Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.
Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly earnings per share data may not equal the earnings per share data for the year.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in and pursuant to U.S. Securities and Exchange Commission (“SEC”) regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2020.
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
The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.
Item 9B. Other Information
On February 24, 2021, the Company’s Board approved, effective immediately, a series of amendments to the Company’s by-laws (“By-Laws”). A summary of the changes to the By-Laws is set forth below and is qualified in its entirety by reference to the full text of the amended and restated By-Laws, a complete copy of which is attached hereto as Exhibit 3.2.
Amendments to the By-Laws including amending:
•Section 1.03 (Notice of Meetings; Waiver) to clarify that some notices to stockholders can be sent electronically and conform the language to the latest amendments to Delaware law;
•Section 1.08 (Proxies) to confirm that a stockholder may use electronic signatures and transmission for a document authorizing another person to act as proxy and to eliminate references to telegrams and cablegrams;
•Section 1.10 (Notice of Stockholder Business and Nominations) to limit the number of nominees a stockholder may nominate for election at a meeting of stockholders to the number of directors to be elected at such meeting and align our stockholder proposal requirements with the recent amendments to Section 14a-8 of the Exchange Act;
•Section 2.09 (Board Action Without a Meeting) and Section 3.04 (Committee Quorum and Manner of Acting) to conform language to the latest amendments to Delaware law and clarify that the filing of a consent to action by the Board or any committee is not a condition precedent to the effectiveness of the action;
•Section 2.12 (Voluntary Resignation) clarifies that a director’s resignation needs only be signed if it is in writing (as opposed to electronic transmission);
•Section 5.04 (Transfers of Stock) to clarify required notice can be in writing or electronic transmission;
•Section 8.01 (Dividends) to clarify that the Board may declare a dividend at a meeting or by consent;
•Section 8.05 (Forum Selection) to add a federal forum selection provision; and
•Article IX (Amendment of the Bylaws) to clarify that the Board may amend the By-Laws at a meeting or by consent.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The following portions of the Proxy Statement are incorporated herein by reference:
•information included under the caption “Corporate Governance-Item 1-Election of the Nine Director Nominees”;
•information included under the caption “Voting Information-Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business by Shareholders”;
•information under the caption “Corporate Governance-Corporate Governance Documents and Policies-Codes of Conduct”;
•information under the caption “Corporate Governance-Item 1-Election of the Nine Director Nominees-Director Nomination Process”;
•information included under the caption “Corporate Governance-Committees of the Board-Membership on Board Committees”;
•information included under the caption “Corporate Governance-Committees of the Board-Audit Committee”;
•information included under the caption “Corporate Governance-Committees of the Board-Audit Committee-Audit Committee Financial Experts”; and
•information under the caption “Delinquent Section 16(a) Reports”, if applicable.
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
*James M. Cracchiolo-Chairman and Chief Executive Officer, Ameriprise Financial
Mr. Cracchiolo (62) has been our Chairman and Chief Executive Officer since September 2005 when the Company completed its spinoff from American Express. Prior to his current role, Mr. Cracchiolo held a number of senior-level positions at American Express, including group president of American Express Global Financial Services (2000 - 2005); CEO and president of American Express Financial Corporation (AEFC) (2000 - 2005) and chairman of AEFC (2001 - 2005); chairman of American Express Bank Ltd. (2000 - 2005); president and CEO of Travel Related Services International (TRS) (1998 - 2003); president of Global Network Services (1997 -1998); senior vice president of TRS Quality, Global Reengineering (1993 - 1997); and executive vice president and chief financial officer of Shearson Lehman Brothers (then a unit of American Express) (1990 -1993). In addition, Mr. Cracchiolo previously served on the boards of directors of the American Council of Life Insurers, the Financial Services Roundtable and on the board of advisors to the March of Dimes Foundation.
*Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (78) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.
Scott E. Couto-Head of North America
Mr. Couto (51) has been our Head of North America for Columbia Threadneedle Investments since February 2018. He was previously President of Fidelity Institutional Asset Management and held executive positions across distribution, product and marketing at Fidelity Investments. Mr. Couto joined Fidelity in 2009 from Evergreen Investments. Prior to that, he was with Liberty Funds, a predecessor fund family of Columbia. Mr. Couto received a degree in finance and investments from Babson College and holds the Chartered Financial Analyst (CFA) designation.
Kelli A. Hunter Petruzillo-Executive Vice President of Human Resources
Ms. Hunter Petruzillo (59) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter Petruzillo served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter Petruzillo was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
*Karen Wilson Thissen-Executive Vice President and General Counsel
Ms. Wilson Thissen (54) has been our Executive Vice President and General Counsel since January 2017. Prior to that, Ms. Wilson Thissen served as our Executive Vice President and Deputy General Counsel since January 2014 and in other positions within the Company since November 2004. Before joining the Company, Ms. Wilson Thissen was a partner at the law firm Faegre & Benson LLP (now Faegre Drinker Biddle & Reath).
*John R. Hutt-Senior Vice President-Corporate Finance, Controller (Principal Accounting Officer)
Mr. Hutt (46) has been our Controller since June 2019 and Senior Vice President - Corporate Finance since August 2016. Prior to joining Ameriprise in 2006, Mr. Hutt held roles at KPMG LLP and RBC Capital Markets. He has a Bachelor of Science degree in Accounting from the University of Minnesota and an MBA from the University of Notre Dame. He holds Certified Public Accountant (CPA) - inactive and Chartered Financial Analyst (CFA) designations.
*Gerard Smyth-Executive Vice President and Chief Information Officer
In August 2020, Mr. Smyth (59) became Chief Information Officer. Prior to that date, Mr. Smyth served as Executive Vice President-Technology for Ameriprise’s AWM Business since August 2013. Prior to joining Ameriprise in 2002, he held senior delivery and architectural roles with American Express, the Australian Stock Exchange and Qantas Airways. He has a bachelor’s degree in electronics engineering from Imperial College London and an MBA from the University of Sydney.
Neal Maglaque-President-Advice & Wealth Management, Business Development and Chief Operating Officer
Mr. Maglaque (64) has been our President-Advice & Wealth Management, Business Development and Chief Operating Officer since June 2012. Prior to that time, Mr. Maglaque served as Executive Vice President and Advice & Wealth Management Chief Operating Officer since 2009, Senior Vice President-USAG Business Planning and Operations since 2006 and as Senior Vice President-Lead Financial Officer Enterprise Finance since 2005. Prior thereto, Mr. Maglaque held several leadership positions at American Express.
Deirdre D. McGraw-Executive Vice President-Marketing, Corporate Communications and Community Relations
Ms. McGraw (50) has been our Executive Vice President-Marketing, Corporate Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since

February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.
*Colin Moore-Executive Vice President and Global Chief Investment Officer
Mr. Moore (62) has been our Executive Vice President and Global Chief Investment Officer since June 2013. Mr. Moore also continues to serve as Chief Investment Officer-Columbia Management, a position he has held since 2010. Prior thereto, he was head of fixed income and liquidity strategies from 2009 to 2010. Mr. Moore joined Columbia Management in 2002 as head of equity and has been a member of the investment community since 1983.
Patrick H. O’Connell-Executive Vice President, Ameriprise Advisor Group
Mr. O'Connell (51) has been our Executive Vice President of the Ameriprise Advisor Group since February 2013. Prior to that, he was Senior Vice President for the employee advisor business in the eastern half of the United States and in other senior leadership positions within the company before that. Mr. O'Connell earned his M.B.A. and B.S. from Widener University.
Nick Ring-Chief Executive Officer, EMEA
Mr. Ring (55) has been our Chief Executive Officer, EMEA since September 2019. He was previously the Global Head of Distribution at Jupiter Asset Management, a U.K.-based fund management group, from September 2015 to August 2019. Prior to that, Mr. Ring worked at Columbia Threadneedle in various product and distribution roles from 2008 to 2014, including most recently as Global Head of Product in 2014. Mr. Ring has a LLB (Hons) degree from the University of Reading and held various roles at Northern Trust, KPMG, Gartmore Fund Managers and Prudential earlier in his career.
*Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (59) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice & Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is on the board of directors of the Securities Industry and Financial Markets Association and the American Securities Association.
*William F. Truscott-CEO-Global Asset Management
Mr. Truscott (60) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.
Bill Williams-Executive Vice President, Ameriprise Franchise Group
Bill Williams (53) has been our Executive Vice President, Ameriprise Franchise Group since February 2013. Mr. Williams joined Ameriprise in 1989 as an advisor. Mr. Williams has held a number of management roles within Ameriprise before assuming his current position. Mr. Williams is a graduate of Bentley University with a B.A. in Finance.
*John R. Woerner-President-Insurance & Annuities and Chief Strategy Officer
Mr. Woerner (51) has been our President - Insurance and Annuities and Chief Strategy Officer since September 2012. Prior to that time, he served as President - Insurance and Chief Strategy Officer since February 2008 and, as Senior Vice President - Strategy and Business Development since September 2005. Prior to that, Mr. Woerner served as Senior Vice President - Strategic Planning and Business Development of AEFC since March 2005. Prior to joining AEFC, Mr. Woerner was a Principal at McKinsey & Co., where he spent approximately ten years serving leading U.S. and European financial services firms, and co-led McKinsey’s U.S. Asset Management Practice.
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

Item 11. Executive Compensation
The following portions of the Proxy Statement are incorporated herein by reference:
•information under the caption “Corporate Governance-Compensation and Benefits Committee-Compensation Committee Interlocks and Insider Participation”;
•information included under the caption “Compensation and Benefits Committee Report”;
•information included under the caption “Compensation Discussion and Analysis”, and
•information included under the caption “Compensation of Directors.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares

Equity compensation plans approved by security holders	6,811,445	(1)	$133.75	9,450,410
Equity compensation plans not approved by security holders	3,077,227	(2)	$—	5,828,296	(3)
Total	9,888,672		$133.75	15,278,706
(1) Includes 2,023,721 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.
(2) Includes 3,077,227 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. For additional information on the Company’s equity compensation plans see Note 20 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
(3) Consists of 3,258,635 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 1,240,250 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 1,329,412 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Corporate Governance-Director Independence,” “Corporate Governance-Director Independence-Categorical Standards of Director Independence,” “Corporate Governance-Director Independence-Independence of Committee Members” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Ratification of the Audit Committee’s Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2021, “-Independent Registered Public Accounting Firm Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” in the Proxy Statement is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The information required herein has been provided in Item 8, which is incorporated herein by reference.
2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(b): Schedule I-Condensed Financial Information of Registrant (Parent Company Only)
	Condensed Statements of Operations – December 31, 2020, 2019 and 2018	172
	Condensed Balance Sheets - December 31, 2020 and 2019	173
	Condensed Statements of Cash Flows – December 31, 2020, 2019 and 2018	174
	Notes to Condensed Financial Information of Registrant	175
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

Exhibit	Description

3.1	Amended Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on May 1, 2014).
3.2*	Amended and Restated Bylaws of Ameriprise Financial, Inc.
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, File No. 1-32525 filed on February 26, 2020).
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

4.3	Indenture dated as of October 5, 2005, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3, File No. 333-128834, filed on October 5, 2005).
4.4	Indenture dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.A to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.5	Junior Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.C to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.6	Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.B to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
10.1	Tax Allocation Agreement by and between American Express and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).

Exhibit	Description

10.2	Ameriprise Financial 2005 Incentive Compensation Plan, as amended and restated effective April 30, 2014 (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Shareholders held on April 30, 2014, File No. 001-32525, filed on March 17, 2014).
10.3	Ameriprise Financial Deferred Compensation Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
10.4	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective October 3, 2017 (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 23, 2018).
10.5	Form of Ameriprise Financial 2005 Incentive Compensation Plan Master Agreement for Substitution Awards (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).
10.6	Ameriprise Financial Form of Award Certificate — Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.7	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.9	Ameriprise Financial Form of Agreement — Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.10	Ameriprise Financial Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 23, 2017).
10.11	Ameriprise Financial Performance Cash Unit Plan Supplement to the Long Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 27, 2019).
10.12	Ameriprise Financial Form of Award Certificate — Performance Cash Unit Plan Award (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.13	Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2011).
10.14	Ameriprise Financial Form of Award Certificate — Performance Share Unit Plan Award (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.15	Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective December 3, 2014 (incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K File No. 1-32525, filed on February 24, 2015).
10.16	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).
10.17	Ameriprise Financial Senior Executive Severance Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
10.18	Restricted Stock Awards in lieu of Key Executive Life Insurance Program (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on November 18, 2005).
10.19	Ameriprise Financial Annual Incentive Award Plan, adopted effective as of September 30, 2005 (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K, File No. 1-32525, filed on March 8, 2006).
10.20	Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer, General Counsel and Principal Accounting Officer and any other officers designated by the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2012).
10.21	Ameriprise Financial 2008 Employment Incentive Equity Award Plan, as amended and restated effective November 20, 2018 (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K, File Co. 1-32525, filed on February 27, 2019).
10.22	Ameriprise Advisor Group Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.23
Ameriprise Financial Annual Incentive Award Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2018).

Exhibit	Description

10.24	Third Amended and Restated Credit Agreement, dated as of October 12, 2017, among Ameriprise Financial, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and U.S. Bank National Association as Co-Documentation Agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on October 16, 2017).
13*	Portions of the Ameriprise Financial, Inc. 2020 Annual Report to Shareholders, which are furnished solely for the information of the SEC and are not to be deemed “filed.”
21*	Subsidiaries of Ameriprise Financial, Inc.
23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24*	Powers of attorney
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Balance Sheets at December 31, 2020 and 2019; (iv) Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule I - Condensed Financial Information of Registrant (Parent Only).
104	The cover page from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
Registrant

Date:	February 24, 2021	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 24, 2021	By	/s/ James M. Cracchiolo
James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)

Date:	February 24, 2021	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 24, 2021	By	/s/ John R. Hutt
John R. Hutt Senior Vice President and Controller (Principal Accounting Officer)

Date:	February 24, 2021	By	/s/ Dianne Neal Blixt*
Dianne Neal Blixt Director

Date:	February 24, 2021	By	/s/ Amy DiGeso*
Amy DiGeso Director

Date:	February 24, 2021	By	/s/ Lon R. Greenberg*
Lon R. Greenberg Director

Date:	February 24, 2021	By	/s/ Jeffrey Noddle*
Jeffrey Noddle Director

Date:	February 24, 2021	By	/s/ Robert F. Sharpe, Jr.*
Robert F. Sharpe, Jr. Director

Date:	February 24, 2021	By	/s/ Brian T. Shea*
Brian T. Shea Director

Date:	February 24, 2021	By	/s/ W. Edward Walter*
W. Edward Walter Director

Date:	February 24, 2021	By	/s/ Christopher J. Williams*
Christopher J. Williams Director

*By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer
*Walter S. Berman, by signing his name hereto on the 24th day of February, 2021 does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors as Exhibit 24 to this Form 10-K, all in the capacities and on the date stated, such persons being the majority of the Directors of the Registrant.

Schedule I - Condensed Financial Information of Registrant
(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2020	2019	2018
	(in millions)
Revenues
Management and financial advice fees	$—	$(1)	$(1)
Net investment income	23	9	34
Other revenues	15	14	4
Gain on disposal of business	—	213	—
Total revenues	38	235	37
Banking and deposit interest expense	3	9	7
Total net revenues	35	226	30

Expenses
Benefits, claims, losses and settlement expenses	—	49	4
Distribution expenses	12	24	4
Interest and debt expense	105	126	120
General and administrative expense	198	244	210
Total expenses	315	443	338
Pretax loss before equity in earnings of subsidiaries	(280)	(217)	(308)
Income tax benefit	(87)	(38)	(73)
Loss before equity in earnings of subsidiaries	(193)	(179)	(235)
Equity in earnings of subsidiaries	1,727	2,072	2,333
Net income	1,534	1,893	2,098
Other comprehensive income (loss), net of tax	367	553	(519)
Total comprehensive income	$1,901	$2,446	$1,579
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheets (Parent Company Only)
	December 31,
	2020	2019
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$1,071	$730
Investments	877	1,430
Loans to subsidiaries	247	361
Due from subsidiaries	497	305
Receivables	2	5
Land, buildings, equipment, and software, net of accumulated depreciation of $929 and $952, respectively	208	207
Investments in subsidiaries	7,153	6,665
Other assets	1,334	1,136
Total assets	$11,389	$10,839

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$936	$797
Due to subsidiaries	60	137
Borrowings from subsidiaries	494	401
Long-term debt	2,831	3,097
Other liabilities	1,201	678
Total liabilities	5,522	5,110

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 332,390,132 and 329,842,827, respectively)	3	3
Additional paid-in capital	8,822	8,461
Retained earnings	15,292	14,279
Treasury shares, at cost (215,624,519 and 205,903,593 shares, respectively)	(18,879)	(17,276)
Accumulated other comprehensive income (loss), net of tax, including amounts applicable to equity investments in subsidiaries	629	262
Total shareholders’ equity	5,867	5,729
Total liabilities and equity	$11,389	$10,839
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2020	2019	2018
	(in millions)
Cash Flows from Operating Activities
Net income	$1,534	$1,893	$2,098
Equity in earnings of subsidiaries	(1,727)	(2,072)	(2,333)
Dividends received from subsidiaries	2,018	2,721	2,093
Gain on disposal of business before affinity partner payment	—	(313)	—
Other operating activities, primarily with subsidiaries	282	596	57
Net cash provided by (used in) operating activities	2,107	2,825	1,915

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	922	—	—
Maturities, sinking fund payments and calls	161	204	94
Purchases	(15)	(1,153)	(222)
Proceeds from sale of other investments	—	6	—
Purchase of other investments	(12)	(12)	—
Proceeds from sale of land, buildings, equipment and software	2	—	—
Purchase of land, buildings, equipment and software	(54)	(42)	(62)
Proceeds from disposal of business	—	1,138	—
Contributions to subsidiaries	(416)	(368)	(73)
Return of capital from subsidiaries	131	18	454
Repayment of loans from subsidiaries	3,288	2,468	1,623
Issuance of loans to subsidiaries	(3,174)	(2,457)	(1,768)
Acquisition of surplus loans to subsidiaries	(500)	—	—
Other, net	—	(65)	2
Net cash provided by (used in) investing activities	333	(263)	48

Cash Flows from Financing Activities
Dividends paid to shareholders	(497)	(504)	(506)
Repurchase of common shares	(1,441)	(1,943)	(1,630)
Cash paid for purchased options with deferred premiums	—	(107)	(20)
Issuance of long-term debt, net of issuance costs	496	497	—
Repayments of long-term debt	(762)	(313)	(13)
Borrowings from subsidiaries	871	132	472
Repayments of borrowings from subsidiaries	(751)	(79)	(273)
Exercise of stock options	3	3	2
Other, net	(18)	6	(13)
Net cash provided by (used in) financing activities	(2,099)	(2,308)	(1,981)
Net increase (decrease) in cash and cash equivalents	341	254	(18)
Cash and cash equivalents at beginning of year	730	476	494
Cash and cash equivalents at end of year	$1,071	$730	$476

Supplemental Disclosures:
Interest paid on debt	$107	$123	$126
Income taxes paid (received), net	26	(109)	(27)
Non-cash dividends from subsidiaries	—	81	195
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
The change in the fair value of derivative instruments used as hedges is reflected in the Parent Company Only Condensed Statements of Operations. For certain of these derivatives, the change in the hedged item is reflected in the subsidiaries’ Statements of Operations. The change in fair value of certain derivatives used to economically hedge risk related to guaranteed minimum withdrawal benefit (“GMWB”) provisions is included in benefits, claims, losses and settlement expenses, while the underlying benefits, claims, losses and settlement expenses are reflected in equity in earnings of subsidiaries.
2. Investments
On December 23, 2020, RiverSource Life Insurance Company (“RVSL”) issued a $500 million unsecured 3.5% surplus note due December 31, 2050 to the Parent Company. The surplus note is subordinate in right of payment to the prior payment in full of the RVSL’s obligations to policyholders, claimants and beneficiaries and all other creditors. No payment of principal or interest shall be made without the prior approval of the Minnesota Department of Commerce and such payments shall be made only from RVSL’s statutory surplus. Interest payments are due semi-annually in arrears on June 30 and December 31, commencing on June 30, 2021. Subject to the preceding conditions, RVSL may prepay all or a portion of the principal at any time. The held-to-maturity investment of $500 million as of December 31, 2020 is recorded in Investments on the Parent Company’s Condensed Balance Sheets. Interest income will be reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
In December 2018, the Parent Company invested in the residual tranche of an asset backed security structure issued by Ameriprise Advisor Financing, LLC, a subsidiary of the Parent Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with Ameriprise Financial Services, LLC (“AFS”), a subsidiary of the Parent Company. The fair value of the residual tranche was $90 million and $94 million as of December 31, 2020 and 2019, respectively, and is reported in Investments on the Parent Company’s Condensed Balance Sheets. For the year ended December 31, 2020, interest income was $6 million and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
3. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.
•As of December 31, 2020 and 2019, Ameriprise Financial had $200 million and $201 million, respectively, of borrowings from the Federal Home Loan Bank of Des Moines, which is collateralized with commercial mortgage backed securities and residential mortgage backed securities.
4. Borrowings from Subsidiaries
The Parent Company has intercompany lending arrangements with its subsidiaries. At the end of each business day, taking into consideration all legal and regulatory requirements associated with its subsidiaries, the Parent Company is entitled to draw on all funds in specified bank accounts. Repayment of all or a portion of the funds is due on demand. The Parent Company also has revolving credit agreements with its subsidiaries as the borrower aggregating $1.3 billion as of both December 31, 2020 and 2019, of which $172 million and $50 million was outstanding as of December 31, 2020 and 2019, respectively.
5. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of certain subsidiaries. All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company. The Parent Company has committed revolving credit agreements with its subsidiaries as the lender aggregating $366 million as of December 31, 2020.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2020, 2019 and 2018, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
AFS entered into a Financial Industry Regulatory Authority approved subordinated loan agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. For the year ended December 31, 2020, AFS had not made a demand of the principal amount.
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