Form 10-Q
period 2021-03-31
AMERIPRISE FINANCIAL INC
filed 2021-05-10
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 30, 2021
Common Stock (par value $.01 per share)	115,904,879 shares

AMERIPRISE FINANCIAL, INC.
FORM 10-Q

AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,102	$1,770
Distribution fees	458	464
Net investment income	377	328
Premiums, policy and contract charges	347	395
Other revenues	71	69
Total revenues	3,355	3,026
Banking and deposit interest expense	5	25
Total net revenues	3,350	3,001
Expenses
Distribution expenses	1,175	995
Interest credited to fixed accounts	159	91
Benefits, claims, losses and settlement expenses	653	(1,747)
Amortization of deferred acquisition costs	5	512
Interest and debt expense	42	46
General and administrative expense	823	753
Total expenses	2,857	650
Pretax income	493	2,351
Income tax provision	56	315
Net income	$437	$2,036

Earnings per share
Basic	$3.65	$16.11
Diluted	$3.58	$15.88
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income	$437	$2,036
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1)	(33)
Net unrealized gains (losses) on securities	(340)	(524)
Defined benefit plans	29	—
Total other comprehensive income (loss), net of tax	(312)	(557)
Total comprehensive income	$125	$1,479
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$5,462	$6,751
Cash of consolidated investment entities	325	94
Investments (allowance for credit losses: 2021, $39; 2020, $52)	40,437	41,031
Investments of consolidated investment entities, at fair value	2,642	1,918
Separate account assets	93,483	92,611
Receivables (allowance for credit losses: 2021, $50; 2020, $49)	8,038	7,819
Receivables of consolidated investment entities, at fair value	17	16
Deferred acquisition costs	2,685	2,532
Restricted and segregated cash, cash equivalents and investments	2,564	2,558
Other assets	10,082	10,551
Other assets of consolidated investment entities, at fair value	2	2
Total assets	$165,737	$165,883

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$32,702	$33,992
Separate account liabilities	93,483	92,611
Customer deposits	17,619	17,641
Short-term borrowings	200	200
Long-term debt	2,834	2,831
Debt of consolidated investment entities, at fair value	2,671	1,913
Accounts payable and accrued expenses	1,832	1,998
Other liabilities	8,638	8,761
Other liabilities of consolidated investment entities, at fair value	256	69
Total liabilities	160,235	160,016
Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 333,819,446 and 332,390,132, respectively)	3	3
Additional paid-in capital	8,982	8,822
Retained earnings	15,600	15,292
Treasury shares, at cost (217,831,175 and 215,624,519 shares, respectively)	(19,400)	(18,879)
Accumulated other comprehensive income (loss), net of tax	317	629
Total equity	5,502	5,867
Total liabilities and equity	$165,737	$165,883
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at January 1, 2020	123,939,234	$3	$8,461	$14,279	$(17,276)	$262	$5,729
Cumulative effect of adoption of adoption of current expected credit losses guidance	—	—	—	(9)	—	—	(9)
Comprehensive income:
Net income	—	—	—	2,036	—	—	2,036
Other comprehensive loss, net of tax	—	—	—	—	—	(557)	(557)
Total comprehensive income							1,479
Dividends to shareholders	—	—	—	(126)	—	—	(126)
Repurchase of common shares	(3,382,619)	—	—	—	(537)	—	(537)
Share-based compensation plans	1,778,272	—	117	—	40	—	157
Balances at March 31, 2020	122,334,887	$3	$8,578	$16,180	$(17,773)	$(295)	$6,693

Balances at January 1, 2021	116,765,613	$3	$8,822	$15,292	$(18,879)	$629	$5,867
Comprehensive income:
Net income	—	—	—	437	—	—	437
Other comprehensive income, net of tax	—	—	—	—	—	(312)	(312)
Total comprehensive income							125
Dividends to shareholders	—	—	—	(129)	—	—	(129)
Repurchase of common shares	(2,589,698)	—	—	—	(554)	—	(554)
Share-based compensation plans	1,812,356	—	160	—	33	—	193
Balances at March 31, 2021	115,988,271	$3	$8,982	$15,600	$(19,400)	$317	$5,502
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2021	2020
	(in millions)
Cash Flows from Operating Activities
Net income	$437	$2,036
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	60	47
Deferred income tax expense (benefit)	60	1,273
Share-based compensation	35	36
Net realized investment (gains) losses	(65)	(5)
Net trading (gains) losses	1	(3)
Loss from equity method investments	12	19
Impairments and provision for loan losses	—	21
Net (gains) losses of consolidated investment entities	(19)	6
Changes in operating assets and liabilities:
Restricted and segregated investments	(315)	—
Deferred acquisition costs	(60)	452
Policyholder account balances, future policy benefits and claims, net	(1,050)	2,634
Derivatives, net of collateral	144	(681)
Receivables	(238)	(13)
Brokerage deposits	(102)	378
Accounts payable and accrued expenses	(163)	(432)
Current income tax expense (benefit)	90	(1,081)
Deferred taxes, net	(115)	—
Other operating assets and liabilities of consolidated investment entities, net	4	(1)
Other, net	284	207
Net cash provided by (used in) operating activities	(1,000)	4,893

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	92	633
Maturities, sinking fund payments and calls	2,964	2,050
Purchases	(3,245)	(2,529)
Proceeds from sales, maturities and repayments of mortgage loans	55	54
Funding of mortgage loans	(22)	(62)
Proceeds from sales, maturities and collections of other investments	54	77
Purchase of other investments	(31)	(115)
Purchase of investments by consolidated investment entities	(737)	(133)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	240	141
Purchase of land, buildings, equipment and software	(22)	(29)
Cash paid for written options with deferred premiums	(211)	(258)
Cash received from written options with deferred premiums	21	95
Cash paid for deposit receivable	(2)	(1)
Cash received for deposit receivable	21	30
Other, net	14	7
Net cash provided by (used in) investing activities	(809)	(40)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Three months ended March 31,
	2021	2020
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$723	$1,271
Maturities, withdrawals and cash surrenders	(1,224)	(1,449)
Policyholder account balances:
Deposits and other additions	384	255
Net transfers from (to) separate accounts	(60)	30
Surrenders and other benefits	(368)	(430)
Change in banking deposits, net	580	2,372
Cash paid for purchased options with deferred premiums	(42)	(36)
Cash received from purchased options with deferred premiums	306	—
Issuance of long-term debt	4	—
Repayments of long-term debt	(2)	(753)
Dividends paid to shareholders	(129)	(122)
Repurchase of common shares	(470)	(480)
Exercise of stock options	—	1
Borrowings by consolidated investment entities	797	—
Repayments of debt by consolidated investment entities	(63)	(29)
Other, net	(3)	(2)
Net cash provided by (used in) financing activities	433	628
Effect of exchange rate changes on cash	9	(17)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(1,367)	5,464
Cash and cash equivalents, including amounts restricted, at beginning of period	8,903	6,213
Cash and cash equivalents, including amounts restricted, at end of period	$7,536	$11,677

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$30	$55
Interest paid by consolidated investment entities	11	17
Income taxes paid, net	36	34
Leased assets obtained in exchange for operating lease liabilities	44	31
Non-cash investing activity:
Partnership commitments not yet remitted	—	2
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	17	—

	March 31, 2021	December 31, 2020
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$5,462	$6,751
Cash of consolidated investment entities	325	94
Restricted and segregated cash, cash equivalents and investments	2,564	2,558
Less: Restricted and segregated investments	(815)	(500)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$7,536	$8,903
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
Changes to the Company’s reportable segments have been made as further discussed in Note 18.
Certain prior period amounts have been revised to conform to current period presentation. These changes have no impact on previously reported consolidated balance sheets or statements of operations, comprehensive income, stockholders equity, or cash flows.
In the first quarter of 2021, the Company recorded an unfavorable out-of-period correction of $29 million in other comprehensive income related to defined benefit plans.
In the first quarter of 2020, the Company recorded an unfavorable out-of-period correction of $19 million in management and financial advice fees related to performance fees.
The impact of the errors were not material to the prior period financial statements.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 (“2020 10-K”).
On April 12, 2021, the Company signed a definitive agreement to acquire the European-based asset management business of BMO Financial Group for £615 million, or approximately $845 million. The all-cash transaction is expected to add approximately $124 billion of assets under management in Europe and is currently expected to close in the fourth quarter of 2021, subject to regulatory approvals in the relevant jurisdictions.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than the transaction noted above, no other subsequent events or transactions requiring recognition or disclosure were identified.
2.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to: (1) accounting principles related to intra-period tax allocation to be applied on a prospective basis, (2) deferred tax liabilities related to outside basis differences to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, and (3) year-to-date losses in interim periods to be applied on a prospective basis. The update also amends existing guidance related to situations when an entity receives: (1) a step-up in the tax basis of goodwill to be applied on a prospective basis, (2) an allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements to be applied on a retrospective basis for all periods presented, (3) interim recognition of enactment of tax laws or rate changes to be applied on a prospective basis, and (4) franchise taxes and other taxes partially based on income to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted the standard on January 1, 2021. The adoption of this standard had no impact on the Company’s consolidated results of operations and financial condition.

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
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: (1) receivables and debt contracts are accounted for prospectively by adjusting the effective interest rate, (2) leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and (3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. The amendments in this update were effective upon issuance and must be elected prior to December 31, 2022. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. The Company has not yet applied any of the optional

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
expedients. The adoption of the standard is not expected to have an impact on the Company’s consolidated results of operations and financial condition.
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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The standard is effective for interim and annual periods beginning after December 15, 2022, and interim periods within those years. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated results of operations, financial condition and disclosures.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
3. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended March 31, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$531	$—	$—	$531	$—	$531
Institutional	—	123	—	—	123	—	123
Advisory fees	1,028	—	—	—	1,028	—	1,028
Financial planning fees	88	—	—	—	88	—	88
Transaction and other fees	89	52	16	—	157	—	157
Total management and financial advice fees	1,205	706	16	—	1,927	—	1,927
Distribution fees:
Mutual funds	207	67	—	—	274	—	274
Insurance and annuity	240	47	99	—	386	—	386
Other products	112	—	—	—	112	—	112
Total distribution fees	559	114	99	—	772	—	772
Other revenues	49	1	—	—	50	—	50
Total revenue from contracts with customers	1,813	821	115	—	2,749	—	2,749
Revenue from other sources (1)	71	7	672	139	889	99	988
Total segment gross revenues	1,884	828	787	139	3,638	99	3,737
Less: Banking and deposit interest expense	5	—	—	—	5	—	5
Total segment net revenues	1,879	828	787	139	3,633	99	3,732
Less: Intersegment revenues	250	13	116	—	379	3	382
Total net revenues	$1,629	$815	$671	$139	$3,254	$96	$3,350

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31, 2020
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$447	$—	$—	$447	$—	$447
Institutional	—	85	—	—	85	—	85
Advisory fees	854	—	—	—	854	—	854
Financial planning fees	81	—	—	—	81	—	81
Transaction and other fees	89	47	15	—	151	—	151
Total management and financial advice fees	1,024	579	15	—	1,618	—	1,618
Distribution fees:
Mutual funds	184	60	—	—	244	—	244
Insurance and annuity	208	43	86	—	337	—	337
Other products	156	—	—	—	156	—	156
Total distribution fees	548	103	86	—	737	—	737
Other revenues	47	1	—	3	51	—	51
Total revenue from contracts with customers	1,619	683	101	3	2,406	—	2,406
Revenue from other sources (1)	101	3	658	147	909	52	961
Total segment gross revenues	1,720	686	759	150	3,315	52	3,367
Less: Banking and deposit interest expense	25	—	—	1	26	—	26
Total segment net revenues	1,695	686	759	149	3,289	52	3,341
Less: Intersegment revenues	222	13	104	(1)	338	2	340
Total net revenues	$1,473	$673	$655	$150	$2,951	$50	$3,001
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $144 million and $146 million as of March 31, 2021 and December 31, 2020, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets and were $115 million and $117 million as of March 31, 2021 and December 31, 2020, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $42 million and nil as of March 31, 2021 and December 31, 2020, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $415 million and $403 million as of March 31, 2021 and December 31, 2020, respectively.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities. The Company has unfunded commitments related to consolidated CLOs of $20 million and $13 million as of March 31, 2021 and December 31, 2020, respectively.
CLOs
CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the value of the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes and

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
highly rated senior notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary and has the power to direct the activities that most significantly impact the economic performance of the CLO.
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million and $3 million as of March 31, 2021 and December 31, 2020, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $23 million as of both March 31, 2021 and December 31, 2020.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both March 31, 2021 and December 31, 2020.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $17 million and $20 million as of March 31, 2021 and December 31, 2020, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $187 million and $200 million as of March 31, 2021 and December 31, 2020, respectively. The Company had a $9 million liability recorded as of both March 31, 2021 and December 31, 2020 related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$2	$—	$2
Syndicated loans	—	2,485	155	2,640
Total investments	—	2,487	155	2,642
Receivables	—	17	—	17
Other assets	—	2	—	2
Total assets at fair value	$—	$2,506	$155	$2,661

Liabilities
Debt (1)	$—	$2,671	$—	$2,671
Other liabilities	—	256	—	256
Total liabilities at fair value	$—	$2,927	$—	$2,927

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	—	1	—	1
Syndicated loans	—	1,817	92	1,909
Total investments	—	1,826	92	1,918
Receivables	—	16	—	16
Other assets	—	—	2	2
Total assets at fair value	$—	$1,842	$94	$1,936

Liabilities
Debt (1)	$—	$1,913	$—	$1,913
Other liabilities	—	69	—	69
Total liabilities at fair value	$—	$1,982	$—	$1,982
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.7 billion and $2.0 billion as of March 31, 2021 and December 31, 2020, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	—
Purchases	59		—
Sales	(10)		—
Settlements	(20)		—
Transfers into Level 3	57		—
Transfers out of Level 3	(25)		(2)
Balance, March 31, 2021	$155		$—

Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2021	$1	(1)	$—

	Syndicated Loans
	(in millions)
Balance, January 1, 2020	$143
Total gains (losses) included in:
Net income	(39)	(1)
Purchases	43
Sales	(7)
Settlements	(10)
Transfers into Level 3	248
Transfers out of Level 3	(76)
Balance, March 31, 2020	$302

Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2020	$(37)	(1)
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
All Level 3 measurements as of March 31, 2021 and December 31, 2020 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
Other Liabilities
Other liabilities consist primarily of securities purchased but not yet settled held by consolidated CLOs. The carrying value approximates fair value as the nature of these liabilities has historically been short term. The fair value of these liabilities is classified as Level 2. Other liabilities also include accrued interest on the CLO debt.
Fair Value Option
The Company has elected the fair value option for the financial assets and liabilities of the consolidated CLOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CLOs.
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2021	December 31, 2020
	(in millions)
Syndicated loans
Unpaid principal balance	$2,690	$1,990
Excess unpaid principal over fair value	(50)	(81)
Fair value	$2,640	$1,909

Fair value of loans more than 90 days past due	$1	$5
Fair value of loans in nonaccrual status	15	19
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	20	24

Debt
Unpaid principal balance	$2,808	$2,069
Excess unpaid principal over fair value	(137)	(156)
Carrying value (1)	$2,671	$1,913
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.7 billion and $2.0 billion as of March 31, 2021 and December 31, 2020, respectively.
During the first quarter of 2021, the Company launched two new CLOs and issued debt of $817 million.
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
Total net gains (losses) recognized in net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months ended March 31, 2021 and 2020.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
Debt of consolidated CLOs due 2025-2034	$2,671	$1,913	2.0%	2.1%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0.0% to 8.9%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2021	December 31, 2020
	(in millions)
Available-for-Sale securities, at fair value	$35,832	$36,283
Mortgage loans (allowance for credit losses: 2021, $29 ; 2020, $29 )	2,684	2,718
Policy loans	838	846
Other investments (allowance for credit losses: 2021, $9; 2020, $12)	1,083	1,184
Total	$40,437	$41,031
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

The following is a summary of net investment income:	Three Months Ended March 31,
	2021		2020
	(in millions)
Investment income on fixed maturities	$266		$322
Net realized gains (losses)	69	(1)	(19)	(1)
Affordable housing partnerships	(15)		(14)
Other	21		22
Consolidated investment entities	36		17
Total	$377		$328
(1) Includes the change in the allowance for credit losses of $1 million and $24 million for the three months ended March 31, 2021 and 2020, respectively.
Available-for-Sale securities distributed by type were as follows:

	March 31, 2021
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$11,949	$1,441	$(87)	$—	$13,303
Residential mortgage backed securities	9,903	156	(17)	—	10,042
Commercial mortgage backed securities	5,876	173	(12)	—	6,037
Asset backed securities	3,444	43	(2)	—	3,485
State and municipal obligations	1,057	244	(3)	—	1,298
U.S. government and agency obligations	1,325	1	—	—	1,326
Foreign government bonds and obligations	231	17	(1)	—	247
Other securities	94	—	—	—	94
Total	$33,879	$2,075	$(122)	$—	$35,832

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$11,762	$1,924	$(2)	$(10)	$13,674
Residential mortgage backed securities	9,845	188	(4)	—	10,029
Commercial mortgage backed securities	5,867	242	(21)	—	6,088
Asset backed securities	3,283	52	(5)	(1)	3,329
State and municipal obligations	1,088	297	(1)	—	1,384
U.S. government and agency obligations	1,456	—	—	—	1,456
Foreign government bonds and obligations	241	22	(1)	—	262
Other securities	59	2	—	—	61
Total	$33,601	$2,727	$(34)	$(11)	$36,283
As of March 31, 2021 and December 31, 2020, accrued interest of $209 million and $178 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of March 31, 2021 and December 31, 2020, investment securities with a fair value of $3.3 billion and $3.6 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $417 million and $454 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of March 31, 2021 and December 31, 2020, fixed maturity securities comprised approximately 89% and 88%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2021 and December 31, 2020, the Company’s internal analysts rated $642 million and $605 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$19,922	$20,255	56%	$19,815	$20,253	56%
AA	1,140	1,319	4	1,082	1,312	3
A	2,714	3,141	9	2,953	3,534	10
BBB	8,792	9,681	27	8,271	9,542	26
Below investment grade (1)	1,311	1,436	4	1,480	1,642	5
Total fixed maturities	$33,879	$35,832	100%	$33,601	$36,283	100%
(1) Both the amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of March 31, 2021, and $3 million as of December 31, 2020. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of March 31, 2021 and December 31, 2020, approximately 32% and 33%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	March 31, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	84	$1,948	$(86)	4	$23	$(1)	88	$1,971	$(87)
Residential mortgage backed securities	63	1,861	(16)	77	297	(1)	140	2,158	(17)
Commercial mortgage backed securities	43	778	(10)	18	428	(2)	61	1,206	(12)
Asset backed securities	11	265	(1)	14	203	(1)	25	468	(2)
State and municipal obligations	28	74	(2)	2	7	(1)	30	81	(3)
Foreign government bonds and obligations	4	5	—	7	7	(1)	11	12	(1)
Total	233	$4,931	$(115)	122	$965	$(7)	355	$5,896	$(122)

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	26	$228	$(1)	11	$19	$(1)	37	$247	$(2)
Residential mortgage backed securities	72	833	(2)	71	391	(2)	143	1,224	(4)
Commercial mortgage backed securities	35	781	(11)	19	393	(10)	54	1,174	(21)
Asset backed securities	17	344	(3)	13	231	(2)	30	575	(5)
State and municipal obligations	2	4	—	1	4	(1)	3	8	(1)
Foreign government bonds and obligations	1	3	—	7	8	(1)	8	11	(1)
Total	153	$2,193	$(17)	122	$1,046	$(17)	275	$3,239	$(34)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2021 is primarily attributable to higher interest rates, partially offset by tighter credit spreads. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2021 and December 31, 2020, 88% and 92% respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2021	$10	$1	$11
Charge-offs	(10)	(1)	(11)
Balance, March 31, 2021	$—	$—	$—

Balance at January 1, 2020 (1)	$—	$—	$—
Additions for which credit losses were not previously recorded	13	—	13
Balance at March 31, 2020	$13	$—	$13
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net investment income were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Gross realized investment gains	$51	$8
Gross realized investment losses	(1)	(3)
Credit losses	—	(13)
Total	$50	$(8)
There were no credit losses for the three months ended March 31, 2021. Credit losses for the three months ended March 31, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of March 31, 2021 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,241	$2,251
Due after one year through five years	4,757	5,058
Due after five years through 10 years	3,423	3,565
Due after 10 years	4,235	5,394
	14,656	16,268
Residential mortgage backed securities	9,903	10,042
Commercial mortgage backed securities	5,876	6,037
Asset backed securities	3,444	3,485
Total	$33,879	$35,832
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans, and the deposit receivable.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the three months ended March 31:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, January 1, 2021	$66	$2	$68
Provisions	—	1	1
Charge-offs	(1)	—	(1)
Balance, March 31, 2021	$65	$3	$68

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, December 31, 2019 (1)	$51	$—	$51
Cumulative effect of adoption of current expected credit losses guidance	2	3	5
Balance, January 1, 2020	53	3	56
Provisions	10	2	12
Charge-offs	—	(1)	(1)
Balance, March 31, 2020	$63	$4	$67
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.
Accrued interest on commercial loans was $17 million and $16 million as of March 31, 2021 and December 31, 2020, respectively, and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2021 and 2020, the Company purchased $13 million and $56 million, respectively, of syndicated loans, and sold $4 million and $7 million, respectively, of syndicated loans.
During the three months ended March 31, 2021, the Company purchased $2 million of residential mortgage loans. The allowance for credit losses for residential mortgage loans was not material as of March 31, 2021.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $12 million and $21 million as of March 31, 2021 and December 31, 2020, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2021 and December 31, 2020. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications through March 31, 2021 due to the COVID-19 pandemic consisted of 93 loans with a total unpaid balance of $369 million. Modifications primarily consisted of short-term forbearance and interest only payments. As of March 31, 2021, there was one loan remaining that was modified due to COVID-19 with interest only payments with an unpaid balance of $10 million. All other loans returned to their normal payment schedules. Total commercial mortgage loans past due were nil as of March 31, 2021 and December 31, 2020, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio:

	March 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$2	$—	$15	$17
80% - 100%	—	15	19	12	3	22	71
60% - 80%	13	81	157	27	36	177	491
40% - 60%	7	30	50	84	139	670	980
< 40%	—	8	34	68	107	915	1,132
Total	$20	$134	$260	$193	$285	$1,799	$2,691

	December 31, 2020
Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$—	$—	$10	$12
80% - 100%	15	16	12	3	7	15	68
60% - 80%	89	166	27	32	46	144	504
40% - 60%	23	57	74	155	113	551	973
< 40%	7	23	80	99	64	895	1,168
Total	$134	$262	$195	$289	$230	$1,615	$2,725
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
East North Central	$256	$259	10%	10%
East South Central	113	115	4	4
Middle Atlantic	176	178	7	7
Mountain	241	247	9	9
New England	53	54	2	2
Pacific	814	825	30	30
South Atlantic	676	681	25	25
West North Central	196	198	7	7
West South Central	166	168	6	6
	2,691	2,725	100%	100%
Less: allowance for credit losses	29	29
Total	$2,662	$2,696

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
Apartments	$711	$713	27%	26%
Hotel	49	50	2	2
Industrial	420	427	16	16
Mixed use	87	87	3	3
Office	361	372	13	14
Retail	871	881	32	32
Other	192	195	7	7
	2,691	2,725	100%	100%
Less: allowance for credit losses	29	29
Total	$2,662	$2,696
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2021 and December 31, 2020 was $561 million and $595 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil and $3 million as of March 31, 2021 and December 31, 2020, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$3	$3
Risk 4	—	—	—	2	6	7	15
Risk 3	—	2	8	14	18	36	78
Risk 2	5	27	51	56	69	45	253
Risk 1	4	19	28	47	55	59	212
Total	$9	$48	$87	$119	$148	$150	$561

	December 31, 2020
Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$3	$3
Risk 4	—	—	4	9	—	10	23
Risk 3	—	9	8	25	13	25	80
Risk 2	30	57	62	69	14	41	273
Risk 1	17	32	47	58	22	40	216
Total	$47	$98	$121	$161	$49	$119	$595
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $8 million and $7 million as of March 31, 2021 and December 31, 2020, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	March 31, 2021
Termination Status	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Active	$37	$165	$132	$97	$125	$154	$710
Terminated	1	—	—	1	1	9	12
Total	$38	$165	$132	$98	$126	$163	$722

	December 31, 2020
Termination Status	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Active	$171	$137	$101	$127	$83	$86	$705
Terminated	—	—	—	1	1	8	10
Total	$171	$137	$101	$128	$84	$94	$715
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 1% of total credit card receivables as of both March 31, 2021 and December 31, 2020.
The table below presents the amortized cost basis of credit card receivables by FICO score:

	March 31, 2021	December 31, 2020
	(in millions)
> 800	$25	$28
750 - 799	21	23
700 - 749	24	25
650 - 699	15	15
< 650	5	5
Total	$90	$96
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Margin Loans
The margin loans balance was $1.1 billion and $1.0 billion as of March 31, 2021 and December 31, 2020, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both March 31, 2021 and December 31, 2020, the allowance for credit losses on margin loans was not material.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $274 million and $224 million as of March 31, 2021 and December 31, 2020, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of March 31, 2021 and December 31, 2020, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivable
The deposit receivable was $1.4 billion as of both March 31, 2021 and December 31, 2020. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for the deposit receivable as of both March 31, 2021 and December 31, 2020.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the three months ended March 31, 2021 and 2020. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2021	2020
	(in millions)
Balance at January 1	$2,532	$2,698
Capitalization of acquisition costs	65	60
Amortization	(5)	(512)
Impact of change in net unrealized (gains) losses on securities	93	118
Balance at March 31	$2,685	$2,364
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2021	2020
	(in millions)
Balance at January 1	$189	$218
Amortization	(3)	(36)
Impact of change in net unrealized (gains) losses on securities	4	15
Balance at March 31	$190	$197
8.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,401	$8,531
Variable annuity fixed sub-accounts	5,075	5,104
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,110	3,122
Indexed universal life (“IUL”) insurance	2,336	2,269
Structured variable annuities	2,027	1,371
Other life insurance	597	605
Total policyholder account balances	21,546	21,002

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,479	3,049
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(22)	1
Other annuity liabilities	173	211
Fixed annuity life contingent liabilities	1,346	1,370
Life and disability income insurance	1,179	1,187
Long term care insurance	5,558	5,722
UL/VUL and other life insurance additional liabilities	1,244	1,259
Total future policy benefits	10,957	12,799
Policy claims and other policyholders’ funds	199	191
Total policyholder account balances, future policy benefits and claims	$32,702	$33,992
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of March 31, 2021 reported as a contra liability.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Separate account liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Variable annuity	$79,862	$79,299
VUL insurance	8,539	8,226
Other insurance	32	31
Threadneedle investment liabilities	5,050	5,055
Total	$93,483	$92,611
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2021				December 31, 2020
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$67,317	$65,396	$7	68	$66,874	$64,932	$5	68
Five/six-year reset	8,211	5,486	7	68	8,116	5,386	6	68
One-year ratchet	6,093	5,765	13	71	6,094	5,763	8	71
Five-year ratchet	1,437	1,383	1	67	1,436	1,381	—	67
Other	1,267	1,249	45	74	1,261	1,243	45	73
Total — GMDB	$84,325	$79,279	$73	68	$83,781	$78,705	$64	68

GGU death benefit	$1,196	$1,139	$168	72	$1,183	$1,126	$162	71
GMIB	$187	$174	$5	71	$187	$173	$6	71
GMWB:
GMWB	$1,949	$1,944	$1	74	$1,972	$1,967	$1	74
GMWB for life	50,389	50,316	209	69	50,142	50,057	185	69
Total — GMWB	$52,338	$52,260	$210	69	$52,114	$52,024	$186	69

GMAB	$2,187	$2,186	$—	61	$2,291	$2,291	$—	61
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2021		December 31, 2020
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,573	67	$6,587	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	5	2	2,437	127	32
Paid claims	(2)	—	—	—	(12)
Balance at March 31, 2020	$19	$9	$3,899	$88	$778

Balance at January 1, 2021	$24	$6	$3,049	$1	$916
Incurred claims	3	—	(1,570)	(23)	32
Paid claims	(1)	—	—	—	(8)
Balance at March 31, 2021	$26	$6	$1,479	$(22)	$940
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2021	December 31, 2020
	(in millions)
Mutual funds:
Equity	$46,823	$45,947
Bond	25,614	26,073
Other	7,060	6,911
Total mutual funds	$79,497	$78,931

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
10.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
Long-term debt:
Senior notes due 2022	$500	$500	3.0%	3.0%
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	46	44	N/A	N/A
Other	(12)	(13)	N/A	N/A
Total long-term debt	2,834	2,831

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	200	0.3	0.4
Total	$3,034	$3,031
Long-Term Debt
The Company’s senior notes may be redeemed, in whole or in part, at any time prior to maturity at a price equal to the greater of the principal amount and the present value of remaining scheduled payments, discounted to the redemption date, plus accrued interest.
Short-term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in investments and was $1.2 billion and $1.3 billion, of commercial mortgage backed securities, and $535 million and $604 million, of residential mortgage backed securities, as of March 31, 2021 and December 31, 2020, respectively. The remaining maturity of outstanding FHLB advances was less than 2 months as of March 31, 2021 and less than 3 months as of December 31, 2020. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
The Company has an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $750 million that expires in October 2022. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.0 billion upon satisfaction of certain approval requirements. As of both March 31, 2021 and December 31, 2020, the Company had no borrowings outstanding and had $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both March 31, 2021 and December 31, 2020.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$1,875	$2,599	$—	$4,474
Available-for-Sale securities:
Corporate debt securities	—	12,491	812	13,303
Residential mortgage backed securities	—	9,955	87	10,042
Commercial mortgage backed securities	—	6,037	—	6,037
Asset backed securities	—	3,455	30	3,485
State and municipal obligations	—	1,298	—	1,298
U.S. government and agency obligations	1,326	—	—	1,326
Foreign government bonds and obligations	—	247	—	247
Other securities	—	94	—	94
Total Available-for-Sale securities	1,326	33,577	929	35,832
Investments at net asset value (“NAV”)				8	(1)
Trading and other securities	61	17	—	78
Separate account assets at NAV				93,483	(1)
Investments and cash equivalents segregated for regulatory purposes	815	—	—	815
Other assets:
Interest rate derivative contracts	—	1,003	—	1,003
Equity derivative contracts	334	3,609	—	3,943
Credit derivative contracts	—	26	—	26
Foreign exchange derivative contracts	1	17	—	18
Total other assets	335	4,655	—	4,990
Total assets at fair value	$4,412	$40,848	$929	$139,680

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$52	$56
IUL embedded derivatives	—	—	949	949
GMWB and GMAB embedded derivatives	—	—	715	715	(2)
Structured variable annuity embedded derivatives	—	—	124	124
Total policyholder account balances, future policy benefits and claims	—	4	1,840	1,844	(3)
Customer deposits	—	7	—	7
Other liabilities:
Interest rate derivative contracts	1	485	—	486
Equity derivative contracts	149	3,204	—	3,353
Foreign exchange derivative contracts	1	5	—	6
Other	3	7	43	53
Total other liabilities	154	3,701	43	3,898
Total liabilities at fair value	$154	$3,712	$1,883	$5,749

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,935	$2,506	$—	$5,441
Available-for-Sale securities:
Corporate debt securities	—	12,902	772	13,674
Residential mortgage backed securities	—	10,020	9	10,029
Commercial mortgage backed securities	—	6,088	—	6,088
Asset backed securities	—	3,297	32	3,329
State and municipal obligations	—	1,384	—	1,384
U.S. government and agency obligations	1,456	—	—	1,456
Foreign government bonds and obligations	—	262	—	262
Other securities	—	61	—	61
Total Available-for-Sale securities	1,456	34,014	813	36,283
Investments at NAV				$8	(1)
Trading and other securities	61	27	—	$88
Separate account assets at NAV				92,611	(1)
Investments and cash equivalents segregated for regulatory purposes	600	—	—	600
Other assets:
Interest rate derivative contracts	1	1,754	—	1,755
Equity derivative contracts	408	3,682	—	4,090
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	1	22	—	23
Total other assets	410	5,460	—	5,870
Total assets at fair value	$5,462	$42,007	$813	$140,901

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	935	935
GMWB and GMAB embedded derivatives	—	—	2,316	2,316	(4)
Structured variable annuity embedded derivatives	—	—	70	70
Total policyholder account balances, future policy benefits and claims	—	3	3,370	3,373	(5)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	734	—	734
Equity derivative contracts	183	3,388	—	3,571
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	2	4	—	6
Other	2	3	43	48
Total other liabilities	187	4,130	43	4,360
Total liabilities at fair value	$187	$4,141	$3,413	$7,741
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $980 million of individual contracts in a liability position and $265 million of individual contracts in an asset position (recorded as a contra liability) as of March 31, 2021.
(3) The Company’s adjustment for nonperformance risk resulted in a $500 million cumulative decrease to the embedded derivatives as of March 31, 2021.
(4) The fair value of the GMWB and GMAB embedded derivatives included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2020.
(5) The Company’s adjustment for nonperformance risk resulted in a $727 million cumulative decrease to the embedded derivatives as of December 31, 2020.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2021	$772	$9	$32	$813
Total gains (losses) included in:
Net income	—	—	(1)	(1)	(1)
Other comprehensive income (loss)	(5)	—	—	(5)
Purchases	46	78	—	124
Settlements	(1)	—	(1)	(2)
Balance, March 31, 2021	$812	$87	$30	$929

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2021	$—	$—	$(1)	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2021	$(5)	$—	$—	$(5)

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2021	$49		$935		$2,316		$70		$3,370	$43
Total (gains) losses included in:
Net income	4	(2)	29	(2)	(1,729)	(3)	75	(3)	(1,621)	—	(4)
Issues	—		5		90		(15)		80	2
Settlements	(1)		(20)		38		(6)		11	(2)
Balance, March 31, 2021	$52		$949		$715		$124		$1,840	$43

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2021	$—		$29	(2)	$(1,705)	(3)	$—		$(1,676)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$750	$17	$19	$786
Total gains (losses) included in:
Net income	—	—	(1)	(1)	(1)
Other comprehensive income (loss)	(6)	—	(1)	(7)
Purchases	5	—	—	5
Settlements	(15)	—	—	(15)
Balance, March 31, 2020	$734	$17	$17	$768

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2020	$—	$—	$(1)	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2020	$(6)	$—	$(1)	$(7)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687	$44
Total (gains) losses included in:
Net income	(12)	(2)	(145)	(2)	2,420	(3)	(3)	(3)	2,260	(2)	(4)
Issues	2		8		88		(6)		92	2
Settlements	—		(19)		5		—		(14)	(2)
Balance, March 31, 2020	$33		$725		$3,276		$(9)		$4,025	$42

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2020	$—		$(145)	(2)	$2,423	(3)	$—		$2,278	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4) Included in general and administrative expense in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(167) million and $1.8 billion, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended March 31, 2021 and 2020, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$812	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	2.9%	1.3%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	5.5%			5.5%
			Annual long-term default rate (2)	4.0%			4.0%
			Discount rate	13.0%			13.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
IUL embedded derivatives	$949	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$52	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.6%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$715	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.9%
			Market volatility (7) (8)	4.2%	–	17.0%	10.8%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$124	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
Contingent consideration liabilities	$43	Discounted cash flow	Discount rate (9)	0.0%	–	9.0%	3.2%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$772	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	3.3%	1.5%
Asset backed securities	$3	Discounted cash flow	Annual short-term default rate (2)	2.9%	–	3.0%	2.9%
			Annual long-term default rate (2)	3.5%	–	4.5%	3.8%
			Discount rate	13.0%			13.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
IUL embedded derivatives	$935	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.2%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$2,316	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.8%
			Market volatility (7) (8)	4.3%	–	17.1%	11.0%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$70	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
Contingent consideration liabilities	$43	Discounted cash flow	Discount rate (9)	0.0%	–	9.0%	3.1%
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2021 and December 31, 2020. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2021 and December 31, 2020. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $97 million and $101 million as of March 31, 2021 and December 31, 2020, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,684	$—	$22	$2,751	$2,773
Policy loans	838	—	838	—	838
Receivables	3,748	257	1,337	2,340	3,934
Restricted and segregated cash	1,699	1,699	—	—	1,699
Other investments and assets	694	—	633	61	694

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,499	$—	$—	$11,630	$11,630
Investment certificate reserves	6,251	—	—	6,248	6,248
Banking and brokerage deposits	11,370	11,370	—	—	11,370
Separate account liabilities — investment contracts	5,420	—	5,420	—	5,420
Debt and other liabilities	3,331	322	3,199	11	3,532

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,718	$—	$22	$2,852	$2,874
Policy loans	846	—	846	—	846
Receivables	3,563	147	1,258	2,398	3,803
Restricted and segregated cash	1,958	1,958	—	—	1,958
Other investments and assets	732	—	672	62	734

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,990	$—	$—	$11,686	$11,686
Investment certificate reserves	6,752	—	—	6,752	6,752
Banking and brokerage deposits	10,891	10,891	—	—	10,891
Separate account liabilities — investment contracts	5,406	—	5,406	—	5,406
Debt and other liabilities	3,214	205	3,253	11	3,469
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,704	$—	$4,704	$(3,365)	$(1,078)	$(252)	$9
OTC cleared	39	—	39	(39)	—	—	—
Exchange-traded	247	—	247	(108)	(133)	—	6
Total derivatives	4,990	—	4,990	(3,512)	(1,211)	(252)	15
Securities borrowed	257	—	257	(23)	—	(228)	6
Total	$5,247	$—	$5,247	$(3,535)	$(1,211)	$(480)	$21

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,501	$—	$5,501	$(3,862)	$(1,287)	$(315)	$37
OTC cleared	58	—	58	(25)	—	—	33
Exchange-traded	311	—	311	(91)	(165)	—	55
Total derivatives	5,870	—	5,870	(3,978)	(1,452)	(315)	125
Securities borrowed	147	—	147	(43)	—	(103)	1
Total	$6,017	$—	$6,017	$(4,021)	$(1,452)	$(418)	$126
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,657	$—	$3,657	$(3,365)	$(15)	$(258)	$19
OTC cleared	76	—	76	(39)	—	—	37
Exchange-traded	112	—	112	(108)	—	—	4
Total derivatives	3,845	—	3,845	(3,512)	(15)	(258)	60
Securities loaned	322	—	322	(23)	—	(292)	7
Total	$4,167	$—	$4,167	$(3,535)	$(15)	$(550)	$67

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,192	$—	$4,192	$(3,862)	$(1)	$(327)	$2
OTC cleared	25	—	25	(25)	—	—	—
Exchange-traded	95	—	95	(91)	—	—	4
Total derivatives	4,312	—	4,312	(3,978)	(1)	(327)	6
Securities loaned	205	—	205	(43)	—	(157)	5
Total	$4,517	$—	$4,517	$(4,021)	$(1)	$(484)	$11
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. Securities borrowing and lending agreements are reflected in receivables and other liabilities, respectively. See Note 13 for additional disclosures related to the Company’s derivative instruments and Note 4 for information related to derivatives held by consolidated investment entities.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2021			December 31, 2020
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts – net investment hedges	$105	$—	$1	$32	$—	$2
Total qualifying hedges	105	—	1	32	—	$2

Derivatives not designated as hedging instruments
Interest rate contracts	79,805	1,003	486	77,951	1,755	734
Equity contracts	51,647	3,943	3,353	57,254	4,090	3,571
Credit contracts	2,094	26	—	2,297	2	1
Foreign exchange contracts	2,953	18	5	3,423	23	4
Total non-designated hedges	136,499	4,990	3,844	140,925	5,870	4,310

Embedded derivatives
GMWB and GMAB (4)	N/A	—	715	N/A	—	2,316
IUL	N/A	—	949	N/A	—	935
Fixed deferred indexed annuities	N/A	—	56	N/A	—	52
Structured variable annuities	N/A	—	124	N/A	—	70
SMC	N/A	—	7	N/A	—	8
Total embedded derivatives	N/A	—	1,851	N/A	—	3,381
Total derivatives	$136,604	$4,990	$5,696	$140,957	$5,870	$7,693
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.2 billion and $3.7 billion as of March 31, 2021 and December 31, 2020, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2021 included $980 million of individual contracts in a liability position and $265 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2020 included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2021 and December 31, 2020, investment securities with a fair value of $292 million and $325 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $292 million and $325 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2021 and December 31, 2020, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both March 31, 2021 and December 31, 2020, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2021
Interest rate contracts	$—	$—	$(1)	$—	$(1,825)	$—
Equity contracts	1	1	33	25	(310)	6
Credit contracts	—	—	—	—	69	—
Foreign exchange contracts	—	—	—	—	11	(4)
GMWB and GMAB embedded derivatives	—	—	—	—	1,600	—
IUL embedded derivatives	—	—	—	(9)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(5)	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(75)	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$1	$—	$32	$11	$(530)	$2

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2020
Interest rate contracts	$(1)	$—	$2	$—	$2,515	$—
Equity contracts	—	(7)	(116)	(112)	1,993	(16)
Credit contracts	—	—	—	—	(36)	—
Foreign exchange contracts	1	—	—	—	44	(3)
GMWB and GMAB embedded derivatives	—	—	—	—	(2,513)	—
IUL embedded derivatives	—	—	—	164	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	12	—	—
Structured variable annuity embedded derivatives	—	—	—	—	3	—
SMC embedded derivatives	—	7	—	—	—	—
Total gain (loss)	$—	$—	$(114)	$64	$2,006	$(19)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of March 31, 2021:

	Premiums Payable	Premiums Receivable
	(in millions)
2021 (1)	$112	$85
2022	205	205
2023	51	42
2024	138	25
2025	125	22
2026 - 2028	262	88
Total	$893	$467
(1) 2021 amounts represent the amounts payable and receivable for the period from April 1, 2021 to December 31, 2021.
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
For the three months ended March 31, 2021 and 2020, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of March 31, 2021 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $0.5 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 15 years and relates to forecasted debt interest payments. See Note 14 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
Fair Value Hedges
The Company entered into and designated as a fair value hedge an interest rate swap to convert senior notes due 2020 from fixed rate debt to floating rate debt. The interest rate swap related to the senior notes due March 2020 was settled during the first quarter of 2020 when the debt was repaid. The swap had identical terms as the underlying debt being hedged. The Company no longer had any fair value hedges outstanding as of March 31, 2021. The Company recognizes gains and losses on the derivatives and the related hedged items within interest and debt expense. See Note 10 for the cumulative basis adjustments for fair value hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table is a summary of the impact of derivatives designated as hedges on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Total interest and debt expense per Consolidated Statements of Operations	$42	$46
Gain (loss) on interest rate contracts designated as fair value hedges:
Hedged items	$—	$1
Derivatives designated as fair value hedges	—	(1)
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended March 31, 2021 and 2020, the Company recognized a loss of $0.5 million and a gain of $5.0 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2021 and December 31, 2020, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $262 million and $326 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2021 and December 31, 2020 was $258 million and $324 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2021 and December 31, 2020 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $4 million and $2 million, respectively.
14.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended March 31,
	2021			2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(690)	$152	$(538)	$(1,195)	$264	$(931)
Reclassification of net (gains) losses on securities included in net income (2)	(50)	11	(39)	8	(2)	6
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	300	(63)	237	508	(107)	401
Net unrealized gains (losses) on securities	(440)	100	(340)	(679)	155	(524)
Defined benefit plans	37	(8)	29	—	—	—
Foreign currency translation	(1)	—	(1)	(34)	1	(33)
Total other comprehensive income (loss)	$(404)	$92	$(312)	$(713)	$156	$(557)
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in net investment income.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Other comprehensive income (loss) related to net unrealized gains (losses) on securities includes three components: (i) unrealized gains (losses) that arose from changes in the fair value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit impairments to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2021	$983	$5	$(204)	$(154)	$(1)	$629
OCI before reclassifications	(301)	—	29	(1)	—	(273)
Amounts reclassified from AOCI	(39)	—	—	—	—	(39)
Total OCI	(340)	—	29	(1)	—	(312)
Balance, March 31, 2021	$643	$5	$(175)	$(155)	$(1)	$317

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2020	$576	$6	$(138)	$(181)	$(1)	$262
OCI before reclassifications	(530)	—	—	(33)	—	(563)
Amounts reclassified from AOCI	6	—	—	—	—	6
Total OCI	(524)	—	—	(33)	—	(557)
Balance, March 31, 2020	$52	$6	$(138)	$(214)	$(1)	$(295)
For the three months ended March 31, 2021 and 2020, the Company repurchased a total of 1.7 million shares and 2.5 million shares, respectively, of its common stock for an aggregate cost of $363 million and $386 million, respectively. In August 2020, the Company’s Board of Directors authorized a repurchase of up to $2.5 billion for the repurchase of shares of the Company’s common stock through September 30, 2022. As of March 31, 2021, the Company had $1.9 billion remaining under the share repurchase authorization.
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
For the three months ended March 31, 2021 and 2020, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $57 million and $46.0 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2021 and 2020, the Company reacquired 0.6 million shares and 0.6 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $134 million and $105 million, respectively.
During the three months ended March 31, 2021 and 2020, the Company reissued 0.3 million and 0.5 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
15.  Income Taxes
The Company’s effective tax rate was 11.3% and 13.4% for the three months ended March 31, 2021 and 2020, respectively.
The effective tax rate for the three months ended March 31, 2021 is lower than the statutory tax rate as a result of tax preferred items including incentive compensation, low income housing tax credits, foreign tax credits and dividends received deduction, partially offset by state income taxes, net of federal benefit.
The effective tax rate for the three months ended March 31, 2020 was lower than the statutory rate primarily due to previous tax law changes that resulted in a $144 million tax benefit related to the forecasted utilization of a 2020 net operating loss (“NOL”) in the life

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
insurance entities that was to be applied to previous tax filings, low income housing tax credits and other tax preferred items. The Company determined the NOL benefit was attributable to current year losses; accordingly, the benefit was recorded in the annual effective tax rate.
The lower effective tax rate for the three months ended March 31, 2021 compared to March 31, 2020 is primarily the result of incentive compensation and lower pretax income in the current period compared to the prior period, partially offset by the NOL benefit in the prior period.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $16 million, net of federal benefit, which will expire beginning December 31, 2021.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $12 million, state deferred tax assets of $2 million and foreign deferred tax assets of $2 million; therefore a valuation allowance has been established. The valuation allowance was $16 million and $15 million as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021 and December 31, 2020, the Company had $122 million and $110 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $91 million and $80 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2021 and December 31, 2020, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $40 million to $50 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of $2 million in interest and penalties for the three months ended March 31, 2021. The Company recognized a net increase of $1 million in interest and penalties for the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had a payable of $8 million and $10 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The IRS is currently auditing the Company’s U.S. income tax returns for 2016, 2017 and 2018. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2010 through 2019. In the first quarter of 2021, the statute of limitations lapsed without notification of adjustments from Her Majesty’s Revenue and Customs business risk review of the Company’s U.K. subsidiaries for 2016.
16.  Contingencies
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries regarding certain subjects, including from time to time: sales and distribution of mutual funds, exchange traded funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings, including managed accounts; supervision of the Company’s financial advisors and other associated persons; administration

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; and transaction monitoring systems and controls. The Company has cooperated and will continue to cooperate with the applicable regulators.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2021 and December 31, 2020, the estimated liability was $12 million. As of both March 31, 2021 and December 31, 2020, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
17.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share amounts)
Numerator:
Net income	$437	$2,036

Denominator:
Basic: Weighted-average common shares outstanding	119.8	126.4
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.4	1.8
Diluted: Weighted-average common shares outstanding	122.2	128.2

Earnings per share:
Basic	$3.65	$16.11
Diluted	$3.58	$15.88
The calculation of diluted earnings per share excludes the incremental effect of 0.3 million and 4.5 million options as of March 31, 2021 and 2020, respectively, due to their anti-dilutive effect.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
18.  Segment Information
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
The following tables summarize selected financial information by segment and reconciles segment totals to those reported on the consolidated financial statements:

	March 31, 2021	December 31, 2020
	(in millions)
Advice & Wealth Management	$21,833	$21,266
Asset Management	9,033	8,406
Retirement & Protection Solutions	113,658	114,850
Corporate & Other	21,213	21,361
Total assets	$165,737	$165,883

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$1,879	$1,695
Asset Management	828	686
Retirement & Protection Solutions	787	759
Corporate & Other	139	149
Less: Eliminations (1)	379	338
Total segment adjusted operating net revenues	3,254	2,951
Net realized gains (losses)	57	(20)
Revenue attributable to consolidated investment entities	34	16
Market impact on non-traditional long-duration products, net	5	55
Mean reversion related impacts	—	(1)
Total net revenues per Consolidated Statements of Operations	$3,350	$3,001
(1) Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2021 and 2020 in each segment as follows: Advice & Wealth Management ($250 million and $222 million, respectively); Asset Management ($13 million and $13 million, respectively); Retirement & Protection Solutions ($116 million and $104 million, respectively); and Corporate & Other (nil and $(1) million, respectively).

	Three Months Ended March 31,
	2021	2020
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$389	$378
Asset Management	228	157
Retirement & Protection Solutions	183	167
Corporate & Other	(21)	(50)
Total segment adjusted operating earnings	779	652
Net realized gains (losses)	55	(20)
Net income (loss) attributable to consolidated investment entities	(1)	(2)
Market impact on non-traditional long-duration products, net	(396)	1,783
Mean reversion related impacts	56	(61)
Integration and restructuring charges	—	(1)
Pretax income per Consolidated Statements of Operations	$493	$2,351

AMERIPRISE FINANCIAL, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 (“2020 10-K”), as well as our current reports on Form 8-K and other publicly available information. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.14 trillion in assets under management and administration as of March 31, 2021. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected our business and operating environment driven by a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. In early 2020, we implemented a work-from-home protocol for virtually all of our employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. We are thoughtfully undergoing a phased reopening of our office locations while complying with applicable health agencies’ guidelines and governmental orders. Though there are indications that the effects of the virus are lessening in some areas, COVID-19 continues to deeply impact other areas and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy. Given the impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” of our 2020 10-K.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed in Item 1A, “Risk Factors” in our 2020 10-K and other factors as discussed herein.
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
Earnings, as well as adjusted operating earnings after tax, will be negatively impacted by the ongoing low interest rate environment should it continue. In addition to continuing spread compression in our interest sensitive product lines, a sustained low interest rate environment may result in increases to our reserves and changes in various rate assumptions we use to amortize DAC and DSIC, which may negatively impact our adjusted operating earnings after tax. For additional discussion on our interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and the information set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.”
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

AMERIPRISE FINANCIAL, INC.
On April 12, 2021, we signed a definitive agreement to acquire the European-based asset management business of BMO Financial Group for £615 million, or approximately $845 million. The all-cash transaction is expected to add approximately $124 billion of assets under management (“AUM”) in Europe and is currently expected to close in the fourth quarter of 2021, subject to regulatory approvals in the relevant jurisdictions.
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
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts, net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; mean reversion related impacts (the impact on variable annuity and variable universal life (“VUL”) products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as adjusted operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:
•Adjusted operating earnings per diluted share growth of 12% to 15%, and
•Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of over 30%.
The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net income (loss)	$437	$2,036	$3.58	$15.88
Less: Net realized investment gains (losses) (1)	55	(20)	0.45	(0.16)
Add: Market impact on non-traditional long-duration products (1)	396	(1,783)	3.24	(13.91)
Add: Mean reversion related impacts (1)	(56)	61	(0.46)	0.47
Add: Integration/restructuring charges (1)	—	1	—	0.01
Less: Net income (loss) attributable to CIEs	(1)	(2)	(0.01)	(0.02)
Tax effect of adjustments (2)	(60)	357	(0.49)	2.78
Adjusted operating earnings	$663	$694	$5.43	$5.41

Weighted average common shares outstanding:
Basic	119.8	126.4
Diluted	122.2	128.2
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended March 31,
	2021	2020
	(in millions)
Net income	$(65)	$3,534
Less: Adjustments (1)	(1,804)	1,175
Adjusted operating earnings	1,739	2,359

Total Ameriprise Financial, Inc. shareholders’ equity	6,126	6,058
Less: AOCI, net of tax	312	121
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,814	5,937
Less: Equity impacts attributable to CIEs	1	1
Adjusted operating equity	$5,813	$5,936

Return on equity, excluding AOCI	(1.1)%	59.5%
Adjusted operating return on equity, excluding AOCI (2)	29.9%	39.7%
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
(2) Adjusted operating return on equity, excluding AOCI is calculated using adjusted operating earnings in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory tax rate of 21%.
Critical Accounting Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates” in our 2020 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations and financial condition, see Note 2 to our Consolidated Financial Statements.
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	March 31,
	2021	2020	Change

S&P 500
Daily average	3,861	3,069	26%
Period end	3,973	2,585	54%
Weighted Equity Index (“WEI”) (1)
Daily average	2,662	2,111	26%
Period end	2,725	1,753	55%
(1) Weighted Equity Index is an Ameriprise calculated proxy for equity market movements calculated using a weighted average of the S&P 500, Russell 2000, Russell Midcap and MSCI EAFE indices based on North America distributed equity assets.
See our segment results of operations discussion below for additional information on how changes in the economic environment have and may continue to impact our results. For further information regarding the impact of the economic environment, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” of our 2020 10-K.

AMERIPRISE FINANCIAL, INC.
Assets Under Management and Administration
AUM include external client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle Investments funds, institutional clients and clients in our advisor platform held in wrap accounts as well as assets managed by sub-advisors selected by us. AUM also includes certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries and CIEs.
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
The following table presents detail regarding our AUM and AUA:

	March 31,		Change
	2021	2020
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$396.5	$273.1	$123.4	45%
Asset Management AUM	564.1	426.2	137.9	32
Corporate AUM	0.1	—	0.1	—
Eliminations	(39.6)	(27.9)	(11.7)	(42)
Total Assets Under Management	921.1	671.4	249.7	37
Total Assets Under Administration	222.9	167.7	55.2	33
Total AUM and AUA	$1,144.0	$839.1	$304.9	36%
Total AUM increased $249.7 billion, or 37%, to $921.1 billion as of March 31, 2021 compared to $671.4 billion as of March 31, 2020 due to a $123.4 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $137.9 billion increase in Asset Management AUM driven by market appreciation and continued improvement in net flows, partially offset by retail fund distributions. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended March 31, 2021 and 2020
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$2,102	1,770	$332	19%
Distribution fees	458	464	(6)	(1)
Net investment income	377	328	49	15
Premiums, policy and contract charges	347	395	(48)	(12)
Other revenues	71	69	2	3
Total revenues	3,355	3,026	329	11
Banking and deposit interest expense	5	25	(20)	(80)
Total net revenues	3,350	3,001	349	12
Expenses
Distribution expenses	1,175	995	180	18
Interest credited to fixed accounts	159	91	68	75
Benefits, claims, losses and settlement expenses	653	(1,747)	2,400	NM
Amortization of deferred acquisition costs	5	512	(507)	(99)
Interest and debt expense	42	46	(4)	(9)
General and administrative expense	823	753	70	9
Total expenses	2,857	650	2,207	NM
Pretax income (loss)	493	2,351	(1,858)	(79)
Income tax provision	56	315	(259)	(82)
Net income (loss)	$437	$2,036	$(1,599)	(79)%
NM Not Meaningful.
Overall
Pretax income decreased $1.9 billion, or 79%, to $493 million for the three months ended March 31, 2021 compared to $2.4 billion for the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was an expense of $396 million for the three months ended March 31, 2021 compared to a benefit of $1.8 billion for the prior year period.
•A negative impact of $78 million in the Advice & Wealth Management segment from lower short-term interest rates.
•A $34 million unfavorable change in the mark-to-market impact on share-based compensation.
•A favorable impact from higher average equity markets for the three months ended March 31, 2021 compared to the prior year period.
•The mean reversion related impact was a benefit of $56 million for the three months ended March 31, 2021 compared to an expense of $61 million for the prior year period.
Net Revenues
Net revenues increased $349 million, or 12%, to $3.4 billion for the three months ended March 31, 2021 compared to $3.0 billion for the prior year period.
Management and financial advice fees increased $332 million, or 19%, to $2.1 billion for the three months ended March 31, 2021 compared to $1.8 billion for the prior year period reflecting higher average equity markets, higher wrap account net inflows and an unfavorable $19 million performance fee correction in the prior year period.
Distribution fees decreased $6 million, or 1%, to $458 million for the three months ended March 31, 2021 compared to $464 million for the prior year period due to $55 million of lower fees on off-balance sheet brokerage cash primarily due to a decrease in short-term interest rates partially offset by increased transactional activity and higher average equity markets.
Net investment income increased $49 million, or 15%, to $377 million for the three months ended March 31, 2021 compared to $328 million for the prior year period primarily reflecting the following items:

AMERIPRISE FINANCIAL, INC.
•Net realized investment gains of $69 million, which included a $15 million gain on a strategic investment, for the three months ended March 31, 2021 compared to net realized investment losses of $19 million for the prior year period.
•Higher investment income from CIEs.
•The unfavorable impact of lower interest rates, including lower short-term interest rates on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products.
Premiums, policy and contract charges decreased $48 million, or 12% to $347 million for the three months ended March 31, 2021 compared to $395 million for the prior year primarily reflecting an unfavorable change in unearned revenue amortization and the reinsurance accrual offset to the market impact on IUL benefits and lower sales of immediate annuities with a life contingent feature.
Banking and deposit interest expense decreased $20 million, or 80%, to $5 million for the three months ended March 31, 2021 compared to $25 million due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $2.2 billion to $2.9 billion for the three months ended March 31, 2021 compared to $650 million for the prior year period.
Distribution expenses increased $180 million, or 18%, to $1.2 billion for the three months ended March 31, 2021 compared to $995 million for the prior year period reflecting higher advisor compensation due to an increase in average wrap account balances and increased transactional activity.
Interest credited to fixed accounts increased $68 million, or 75%, to $159 million for the three months ended March 31, 2021 compared to $91 million for the prior year period primarily reflecting the following items:
•A $235 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $1 million for the three months ended March 31, 2021 compared to a favorable impact of $234 million for the prior year period.
•A $168 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $2 million for the three months ended March 31, 2021 compared to an expense of $166 million for the prior year period. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior year period, which reflected higher option costs due to lower discount rates.
Benefits, claims, losses and settlement expenses increased $2.4 billion to $653 million for the three months ended March 31, 2021 compared to a benefit of $1.7 billion for the prior year period primarily reflecting the following items:
•A $1.8 billion increase in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of $225 million for the three months ended March 31, 2021 was driven by changes in the undiscounted embedded derivative liability compared to a favorable impact of $1.6 billion for the prior year period primarily as a result of the nonperformance credit spread widening by 145 basis points due to the market dislocation related to the COVID-19 pandemic. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•A $727 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $6.6 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by a favorable $5.8 billion change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2021 compared to a benefit for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2021 compared to a benefit for the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended March 31, 2021 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net benefit for the three months ended March 31, 2021 compared to a net expense for the prior year period.
•The mean reversion related impact was a benefit of $34 million for the three months ended March 31, 2021 compared to an expense of $24 million for the prior year period.

AMERIPRISE FINANCIAL, INC.
•A $13 million decrease in reserves for immediate annuities with a life contingent feature primarily due to lower sales. This impact is offset by a decrease in premiums.
Amortization of DAC decreased $507 million, or 99% to $5 million for the three months ended March 31, 2021 compared to an expense of $512 million for the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $46 million for the three months ended March 31, 2021 compared to an expense of $416 million for the prior year period.
•The mean reversion related impact was a benefit of $22 million for the three months ended March 31, 2021 compared to an expense of $36 million for the prior year period.
Interest and debt expense decreased $4 million, or 9%, to $42 million for the three months ended March 31, 2021 compared to $46 million for the prior year period primarily due to lower levels of corporate debt and lower interest rates on our corporate debt.
General and administrative expense increased $70 million, or 9%, to $823 million for the three months ended March 31, 2021 compared to $753 million for the prior year period primarily reflecting an unfavorable change in the mark-to-market impact on share-based compensation and higher expenses from CIEs, partially offset by disciplined expense management and reengineering.
Income Taxes
Our effective tax rate was 11.3% for the three months ended March 31, 2021 compared to 13.4% for the prior year period. The lower effective tax rate for the three months ended March 31, 2021 compared to the prior year period is primarily the result of incentive compensation and lower pretax income in the current period compared to the prior year period, partially offset by a $144 million tax benefit in the prior year period associated with the forecasted utilization of a 2020 net operating loss (“NOL”) in our life insurance entities that was not ultimately realized. See Note 15 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended March 31, 2021 and 2020
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 18 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
 The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Advice & Wealth Management
Net revenues	$1,879	$1,695
Expenses	1,490	1,317
Adjusted operating earnings	$389	$378
Asset Management
Net revenues	$828	$686
Expenses	600	529
Adjusted operating earnings	$228	$157
Retirement & Protection Solutions
Net revenues	$787	$759
Expenses	604	592
Adjusted operating earnings	$183	$167
Corporate & Other
Net revenues	$139	$149
Expenses	160	199
Adjusted operating loss	$(21)	$(50)

AMERIPRISE FINANCIAL, INC.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2021	2020
	(in billions)
Beginning balance	$380.0	$317.5
Net flows (1)	10.4	6.7
Market appreciation (depreciation) and other (1)	9.4	(48.7)
Ending balance	$399.8	$275.5

Advisory wrap account assets ending balance (2)	$395.3	$272.3
Average advisory wrap account assets (3)	$379.3	$311.1
(1) Beginning in the first quarter of 2021, wrap net flows is calculated including dividends, interest and fees, which were previously recorded in Market appreciation (depreciation) and other. Net flows excludes short-term and long-term capital gain distributions. Prior periods have been restated.
(2) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(3) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended March 31, 2021 and 2020.
Wrap account assets increased $19.8 billion, or 5%, during the three months ended March 31, 2021 due to net inflows of $10.4 billion and market appreciation of $9.4 billion. Average advisory wrap account assets increased $68.2 billion, or 22%, compared to the prior year period reflecting market appreciation and net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$1,205	$1,024	$181	18%
Distribution fees	559	548	11	2
Net investment income	64	100	(36)	(36)
Other revenues	56	48	8	17
Total revenues	1,884	1,720	164	10
Banking and deposit interest expense	5	25	(20)	(80)
Total net revenues	1,879	1,695	184	11
Expenses
Distribution expenses	1,135	970	165	17
Interest and debt expense	3	2	1	50
General and administrative expense	352	345	7	2
Total expenses	1,490	1,317	173	13
Adjusted operating earnings	$389	$378	$11	3%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $11 million, or 3%, to $389 million for the three months ended March 31, 2021 compared to $378 million for the prior year period reflecting higher average wrap account balances due to net inflows and market appreciation and improved transactional activity, partially offset by lower earnings on brokerage cash as a result of low interest rates. Pretax adjusted operating margin was 20.7% for the three months ended March 31, 2021 compared to 22.3% for the prior year period.
We launched Ameriprise Bank, FSB in the second quarter of 2019. Since then, we have continued to add deposits, with $8.0 billion of cash sweep balances as of March 31, 2021. In the fourth quarter of 2020, we acquired $224 million in an existing portfolio of brokerage client pledged asset lines of credit that are a 50% participation interest with a third party bank.

AMERIPRISE FINANCIAL, INC.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $184 million, or 11%, to $1.9 billion for the three months ended March 31, 2021 compared to $1.7 billion for the prior year period. Adjusted operating net revenue per advisor increased to $187,000 for the three months ended March 31, 2021, up 9%, compared to $172,000 for the prior year period.
Management and financial advice fees increased $181 million, or 18%, to $1.2 billion for the three months ended March 31, 2021 compared to $1.0 billion for the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $68.2 billion, or 22%, compared to the prior year period reflecting market appreciation and net inflows.
Distribution fees increased $11 million, or 2%, to $559 million for the three months ended March 31, 2021 compared to $548 million for the prior year period reflecting increased transactional activity and higher average equity markets, partially offset by $55 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates.
Net investment income, which excludes net realized investment gains or losses, decreased $36 million, or 36%, to $64 million for the three months ended March 31, 2021 compared to $100 million for the prior year period primarily due to lower certificate balances and the $23 million unfavorable impact of lower short-term interest rates on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products, partially offset by higher average invested assets due to increased bank deposits.
Banking and deposit interest expense decreased $20 million, or 80%, to $5 million for the three months ended March 31, 2021 compared to $25 million for the prior year period primarily due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $173 million, or 13%, to $1.5 billion for the three months ended March 31, 2021 compared to $1.3 billion for the prior year period.
Distribution expenses increased $165 million, or 17%, to $1.1 billion for the three months ended March 31, 2021 compared to $970 million for the prior year period reflecting higher asset-based advisor compensation from higher wrap account assets and increased investments in recruiting experienced advisors.
General and administrative expense increased $7 million, or 2%, to $352 million for the three months ended March 31, 2021 compared to $345 million for the prior year period primarily due to higher mark-to-market impact on share-based compensation and planned investments for future growth, partially offset by expense reengineering.
Asset Management
The following tables present the fund performance of our retail Columbia Threadneedle Investments funds as of March 31, 2021:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted	1 year	3 year	5 year	10 year
Equity	60%	87%	81%	88%
Fixed Income	80%	69%	88%	89%
Asset Allocation	31%	88%	95%	89%

4- or 5-star Morningstar rated funds	Overall	3 year	5 year	10 year
Number of rated funds	103	92	92	89
Percent of rated assets	68%	61%	58%	72%
Retail Fund performance rankings for each fund is measured on a consistent basis against the most appropriate peer group or index. Peer Groupings are defined by either Lipper, IA, or Morningstar and based primarily on the Institutional Share Class, Net of Fees. Comparisons to Index are measured Gross of Fees.
To calculate asset weighted performance, the sum of the total assets of the funds with above median ranking are divided by total assets of all funds. Funds with more assets will receive a greater share of the total percentage above or below median.
Aggregated Asset Allocation Funds may include funds that invest in other Columbia or Threadneedle branded mutual funds included in both equity and fixed income.

AMERIPRISE FINANCIAL, INC.

The following table presents global managed assets by type:					Average (1)		Change
	March 31,		Change		Three Months Ended March 31,
	2021	2020			2021	2020
	(in billions)
Equity	$319.4	$210.5	$108.9	52%	$308.8	$246.8	$62.0	25%
Fixed income	195.0	174.0	21.0	12	195.8	181.2	14.6	8
Money market	5.8	5.0	0.8	16	5.9	4.7	1.2	26
Alternative	3.8	2.7	1.1	41	3.8	3.0	0.8	27
Hybrid and other	40.1	34.0	6.1	18	39.2	35.4	3.8	11
Total managed assets	$564.1	$426.2	$137.9	32%	$553.5	$471.1	$82.4	17%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Three Months Ended March 31,
	2021	2020
	(in billions)
Global Retail Funds
Beginning assets	$323.5	$287.5
Inflows	22.5	17.4
Outflows	(17.6)	(20.0)
Net VP/VIT fund flows	(1.0)	(0.8)
Net new flows	3.9	(3.4)
Reinvested dividends	0.7	0.5
Net flows	4.6	(2.9)
Distributions	(0.9)	(0.7)
Market appreciation (depreciation) and other	13.2	(43.5)
Foreign currency translation (1)	(0.2)	(1.3)
Total ending assets	340.2	239.1
Global Institutional
Beginning assets	223.1	206.7
Inflows (2)	7.8	8.5
Outflows (2)	(7.5)	(8.0)
Net flows	0.3	0.5
Market appreciation (depreciation) and other (3)	0.2	(16.7)
Foreign currency translation (1)	0.3	(3.4)
Total ending assets	223.9	187.1
Total managed assets	$564.1	$426.2

Total net flows	$4.9	$(2.4)

Legacy insurance partners net flows (4)	$(1.3)	$(0.6)
(1) Amounts represent local currency to US dollar translation for reporting purposes.
(2) Global Institutional inflows and outflows include net flows from our RiverSource Structured Annuity product beginning in Q1 2020 and Ameriprise Bank, FSB beginning in Q1 2021.
(3) Included in Market appreciation (depreciation) and other for Global Institutional is the change in affiliated general account balance, excluding net flows related to our structured variable annuity product beginning in Q1 2020 and Ameriprise Bank, FSB beginning in Q1 2021.
(4) Legacy insurance partners assets and net flows are included in the rollforwards above.

AMERIPRISE FINANCIAL, INC.
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
Total segment AUM increased $17.5 billion, or 3%, during the three months ended March 31, 2021. Net inflows were $4.9 billion in the first quarter of 2021, a $7.3 billion increase compared to the prior year period. Global retail net inflows were $4.6 billion. Global institutional net inflows were $0.3 billion and included $1.3 billion of outflows from legacy insurance partners assets.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$713	$583	$130	22%
Distribution fees	114	103	11	11
Net investment income	1	—	1	—
Total revenues	828	686	142	21
Banking and deposit interest expense	—	—	—	—
Total net revenues	828	686	142	21
Expenses
Distribution expenses	268	231	37	16
Amortization of deferred acquisition costs	3	3	—	—
Interest and debt expense	1	1	—	—
General and administrative expense	328	294	34	12
Total expenses	600	529	71	13
Adjusted operating earnings	$228	$157	$71	45%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $71 million, or 45%, to $228 million for the three months ended March 31, 2021 compared to $157 million for the prior year period primarily due to a higher level of average AUM from market appreciation and net inflows.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $142 million, or 21%, to $828 million for the three months ended March 31, 2021 compared to $686 million for the prior year period.
Management and financial advice fees increased $130 million, or 22%, to $713 million for the three months ended March 31, 2021 compared to $583 million for the prior year period primarily due to higher average equity markets and an unfavorable $19 million performance fee correction in the prior year period.
Distribution fees increased $11 million, or 11%, to $114 million for the three months ended March 31, 2021 compared to $103 million for the prior year period primarily due to higher average equity markets.
Expenses
Total expenses increased $71 million, or 13%, to $600 million for the three months ended March 31, 2021 compared to $529 million for the prior year period.
Distribution expenses increased $37 million, or 16%, to $268 million for the three months ended March 31, 2021 compared to $231 million for the prior year period reflecting higher average equity markets.
General and administrative expense increased $34 million, or 12%, to $328 million for the three months ended March 31, 2021 compared to $294 million for the prior year period primarily reflecting higher compensation expenses related to stronger business performance and an unfavorable mark-to-market impact on share-based compensation expenses.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$222	$199	$23	12%
Distribution fees	116	105	11	10
Net investment income	126	130	(4)	(3)
Premiums, policy and contract charges	323	325	(2)	(1)
Total revenues	787	759	28	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	787	759	28	4
Expenses
Distribution expenses	129	110	19	17
Interest credited to fixed accounts	96	100	(4)	(4)
Benefits, claims, losses and settlement expenses	234	245	(11)	(4)
Amortization of deferred acquisition costs	63	54	9	17
Interest and debt expense	10	10	—	—
General and administrative expense	72	73	(1)	(1)
Total expenses	604	592	12	2
Adjusted operating earnings	$183	$167	$16	10%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts, net of hedges and the related DSIC and DAC amortization, unearned amortization and the reinsurance accrual), and mean reversion related impacts, increased $16 million, or 10%, to $183 million for the three months ended March 31, 2021 compared to $167 million for the prior year period.
RiverSource variable annuity account balances increased 24% to $87.0 billion as of March 31, 2021 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.9 billion. Variable annuity sales increased 33% compared to the prior year period reflecting an increase in sales of structured variable annuities launched in 2020, partially offset by lower sales of variable annuities with living benefit guarantees. Sales of variable annuities without living benefit guarantees comprised 64% of total variable annuity sales for the three months ended March 31, 2021 compared to 31% for the prior year period. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Management and financial advice fees increased $23 million, or 12%, to $222 million for the three months ended March 31, 2021 compared to $199 million for the prior year period primarily due to market appreciation, partially offset by variable annuity net outflows.
Distribution fees increased $11 million, or 10%, to $116 million for the three months ended March 31, 2021 compared to $105 million for the prior year period due to higher average equity markets.
Expenses
Distribution expenses increased $19 million, or 17%, to $129 million for the three months ended March 31, 2021 compared to $110 million for the prior year period primarily reflecting higher average equity markets and increased variable annuity sales.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity contracts (net of hedges and the related DSIC amortization), mean reversion related impacts and the DSIC offset to net realized investment gains or losses, decreased $11 million, or 4%, to $234 million for the three months ended March 31, 2021 compared to $245 million for the prior year period primarily reflecting lower sales of immediate annuities with a life contingent feature, partially offset by higher disability income claims.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity contracts and IUL contracts and the DAC offset to net realized investment gains or losses, increased $9 million, or 17%, to $63 million for the three months ended March 31, 2021 compared to $54 million for the prior year period primarily reflecting the higher level of normalized amortization.

AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2021	2020
	(in millions)
Revenues
Net investment income	$100	$104	$(4)	(4)
Premiums, policy and contract charges	24	25	(1)	(4)
Other revenues	15	21	(6)	(29)
Total revenues	139	150	(11)	(7)
Banking and deposit interest expense	—	1	(1)	NM
Total net revenues	139	149	(10)	(7)
Expenses
Distribution expenses	(2)	(1)	(1)	NM
Interest credited to fixed accounts	61	66	(5)	(8)
Benefits, claims, losses and settlement expenses	13	59	(46)	(78)
Amortization of deferred acquisition costs	4	2	2	NM
Interest and debt expense	15	19	(4)	(21)
General and administrative expense	69	54	15	28
Total expenses	160	199	(39)	(20)
Adjusted operating loss	$(21)	$(50)	$29	58%
NM Not Meaningful.
Our Corporate & Other segment includes our closed blocks of long term care (“LTC”) insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $29 million, or 58%, to $21 million for the three months ended March 31, 2021 compared to $50 million for the prior year period primarily reflecting the COVID-19 impacts on LTC insurance and a $15 million gain on a strategic investment, partially offset by an unfavorable change in the mark-to-market impact on share-based compensation expense and lower investment income.
LTC insurance had pretax adjusted operating earnings of $46 million for the three months ended March 31, 2021 compared to pretax adjusted operating earnings of $2 million for the prior year period reflecting fewer LTC clients entering nursing homes as well as increased mortality-related client terminations due to COVID-19.
FA business had a pretax adjusted operating loss of $4 million for the three months ended March 31, 2021 compared to a pretax adjusted operating earnings of nil for the prior year period reflecting the low interest rate impact on spread income.
RiverSource fixed deferred annuity account balances declined 4% to $7.9 billion as of March 31, 2021 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities and fixed index annuities due to the low interest rate environment as well as our strategic decisions regarding our fixed annuity business.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $4 million, or 4%, to $100 million for the three months ended March 31, 2021 compared to $104 million for the prior year period primarily reflecting lower average invested assets due to fixed annuity net outflows and lower portfolio yields, partially offset by a $15 million gain on a strategic investment.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, decreased $46 million, or 78%, to $13 million for the three months ended March 31, 2021 compared to $59 million for the prior year period primarily reflecting the impacts from COVID-19 on LTC insurance.

AMERIPRISE FINANCIAL, INC.
General and administrative expense, which excludes integration and restructuring charges, increased $15 million, or 28%, to $69 million for the three months ended March 31, 2021 compared to $54 million for the prior year period primarily due to a $22 million unfavorable change in the mark-to-market impact on share-based compensation expense.
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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2023 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.4 billion and 2.3%, respectively, as of March 31, 2021. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $10.0 billion and had a weighted average yield of 1.5% as of March 31, 2021. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2021 was approximately 1.2%.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2021:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(321)	$3	$(318)
DAC and DSIC amortization (2)(3)	(40)	—	(40)
Variable annuities:
GMDB and GMIB (3)	(10)	—	(10)
GMWB (3)	(291)	256	(35)
GMAB	(17)	17	—
Structured variable annuities	160	(133)	27
DAC and DSIC amortization (4)	N/A	N/A	3
Total variable annuities	(158)	140	(15)
Macro hedge program (5)	—	219	219
Fixed deferred indexed annuities	6	(4)	2
Certificates	—	(1)	(1)
IUL insurance	45	(42)	3
Total	$(468)	$315	$(150)	(6)
N/A Not Applicable.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(58)	$—	$(58)
Variable annuities:
GMWB	1,192	(1,477)	(285)
GMAB	19	(25)	(6)
Structured variable annuities	(12)	49	37
DAC and DSIC amortization (4)	N/A	N/A	43
Total variable annuities	1,199	(1,453)	(211)
Macro hedge program (5)	—	(4)	(4)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	51	—	51
Banking deposits	54	—	54
Brokerage client cash balances	220	—	220
Fixed deferred indexed annuities	(1)	—	(1)
Certificates	14	—	14
IUL insurance	17	1	18
Total	$1,496	$(1,456)	$83
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
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately ($318) million.
The above results compare to an estimated negative net impact to pretax income of $73 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $2 million related to a 100 basis point increase in interest rates as of December 31, 2020. The change in interest rate exposure as of March 31, 2021 compared to December 31, 2020 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, fixed deferred indexed annuities, structured annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expense, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2021. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $334 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2021 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the three months ended March 31, 2021. At March 31, 2021 and December 31, 2020, we had $5.5 billion and $6.8 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At March 31, 2021 and December 31, 2020, the parent company had $905 million and $1.1 billion, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity include a line of credit with an affiliate up to $1.0 billion and an unsecured revolving committed credit facility for up to $750 million that expires in October 2022. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of March 31, 2021 was $2.3 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.0 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2021, we had no

AMERIPRISE FINANCIAL, INC.
outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. Compliance with these covenants is not currently impaired by the COVID-19 pandemic, and we remain in compliance with all such covenants at March 31, 2021.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $200 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities and residential mortgage backed securities for both March 31, 2021 and December 31, 2020. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs and stress requirements.
We continue to monitor and respond to the ongoing COVID-19 pandemic. Our risk management strategy is designed to provide proactive protection during stress events such as the current pandemic. We believe our process is working as intended, and our liquidity and capital resources have remained a source of balance sheet strength during the three months ended March 31, 2021.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
RiverSource Life (1)(2)	$4,522	$5,021	N/A	$993
RiverSource Life of NY (1)(2)	240	323	N/A	42
ACC (4)(5)	368	387	337	362
Threadneedle Asset Management Holdings Sàrl (6)	601	445	205	204
Ameriprise Bank, FSB (4) (7)	672	658	217	543
AFS (3)(4)	153	134	#	#
Ameriprise Captive Insurance Company (3)	41	41	13	8
Ameriprise Trust Company (3)	43	42	38	37
AEIS (3)(4)	148	122	27	25
RiverSource Distributors, Inc. (3)(4)	13	12	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	10	16	#	#
N/A  Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2021 and December 31, 2020.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at March 31, 2021 represent calculations at December 31, 2020 of the rule based requirements, as specified by FCA regulations.
(7) Regulatory capital requirement is based on minimum requirements for well capitalized banks in accordance with the Office of the Comptroller of the Currency (“OCC”). Beginning in the first quarter of 2021, Ameriprise Bank transitioned to the Simplified Supervisory Formula Approach (“SSFA”) for risk-weighting non-agency securitized investments, resulting in a significant reduction in risk-weighted assets and an improvement in regulatory capital ratios that were already in a well-capitalized position.

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
During the three months ended March 31, 2021, the parent holding company received cash dividends or a return of capital from its subsidiaries of $621 million (including $250 million from RiverSource Life) and contributed cash to its subsidiaries of $34 million. During the three months ended March 31, 2020, the parent holding company received cash dividends or a return of capital from its subsidiaries of $510 million (including $250 million from RiverSource Life) and contributed cash to its subsidiaries of $141 million (including $100 million to Ameriprise Bank, FSB).
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $129 million and $126 million for the three months ended March 31, 2021 and 2020, respectively. On April 26, 2021, we announced a quarterly dividend of $1.13 per common share. The dividend will be paid on May 21, 2021 to our shareholders of record at the close of business on May 10, 2021.
In August 2020, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through September 30, 2022. As of March 31, 2021, we had $1.9 billion remaining under this share repurchase authorizations. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2021, we repurchased a total of 1.7 million shares of our common stock at an average price of $218.54 per share.
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
Operating Activities
Net cash provided by operating activities decreased $5.9 billion to net cash used in operating activities of $1.0 billion for the three months ended March 31, 2021 compared to net cash provided by operating activities of $4.9 billion for the prior year period primarily reflecting a $3.7 billion decrease in policyholder account balances, future policy benefits and claims, net, a $1.6 billion decrease in net income and a $480 million decrease in cash from changes in brokerage deposits.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities increased $769 million to $809 million for the three months ended March 31, 2021 compared to $40 million for the prior year period primarily reflecting a $716 million increase in cash used for purchases of Available-for-Sale securities, a $505 million decrease in net cash flows related to investments of consolidated investment entities, partially offset by a $541 million decrease in proceeds from sales of Available-for-Sale securities and a $914 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities.

AMERIPRISE FINANCIAL, INC.
Financing Activities
Net cash provided by financing activities decreased $195 million to $433 million for the three months ended March 31, 2021 compared to $628 million for the prior year period primarily reflecting a $1.8 billion decrease in cash from changes in banking deposits, a $750 million decrease in repayments of our senior notes, and a $323 million decrease in net cash flows from investment certificates, partially offset by a $797 million increase in borrowings by consolidated investment entities, a $300 million increase in net cash flows related to purchased options with deferred premiums and a $101 million increase in net cash flows related to policyholder account balances.
Contractual Commitments
There have been no material changes to our contractual obligations disclosed in our 2020 10-K.
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
•statements about the Company’s announced acquisition of BMO’s European-based asset management business, including the expected timing to close the transaction and the expected AUM of the acquired business;
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

AMERIPRISE FINANCIAL, INC.
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
• protection of our intellectual property and claims we infringe the intellectual property of others;
•changes in and the adoption of new accounting standards; and
•changes that could give rise to the termination of the purchase agreement with BMO Financial Group or our ability to recognize the expected benefits from the transaction.
Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2020 10-K.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2020 10-K filed with the SEC on February 24, 2021.

AMERIPRISE FINANCIAL, INC.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2021.
Changes in Internal Control over Financial Reporting
We implemented a new financial system during the first quarter of fiscal 2021. The new system allows us to maximize financial system functionality, enable a scalable platform and simplify processes for reporting and analytics. As part of the financial system implementation, we enhanced and modified certain existing internal controls within our general ledger, accounts payable, fixed assets, and financial reporting functions. We will continue to monitor and ensure effectiveness of any changes in internal controls. There have been no other changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 16 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2020 10-K.

AMERIPRISE FINANCIAL, INC.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2021:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2021
Share repurchase program (1)	294,325	$203.86	294,325	$2,217,553,589
Employee transactions (2)	163,146	$199.06	N/A	N/A

February 1 to February 29, 2021
Share repurchase program (1)	532,872	$215.83	532,872	$2,102,546,271
Employee transactions (2)	690,154	$208.30	N/A	N/A

March 1 to March 31, 2021
Share repurchase program (1)	833,598	$225.47	833,598	$1,914,596,094
Employee transactions (2)	65,168	$225.63	N/A	N/A

Totals
Share repurchase program (1)	1,660,795	$218.55	1,660,795
Employee transactions (2)	918,468	$207.89	N/A
	2,579,263		1,660,795
N/A  Not applicable.
(1) In August 2020, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of our common stock through September 30, 2022. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 1-32525, filed on May 1, 2014).
3.2	Amended and Restated Bylaws of Ameriprise Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2021).
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

10.1*†	Ameriprise Financial 2007 Long-Term Incentive Award Program Guide
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (iv) Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.
† Management contract or compensation plan or arrangement

AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 10, 2021	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2021	By:	/s/ John R. Hutt
John R. Hutt
Senior Vice President – Corporate Finance and Controller
(Principal Accounting Officer)