Form 10-Q
period 2021-06-30
AMERIPRISE FINANCIAL INC
filed 2021-08-09
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 30, 2021
Common Stock (par value $.01 per share)	113,745,937 shares

AMERIPRISE FINANCIAL, INC.
FORM 10-Q

AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,251	$1,702	$4,353	$3,472
Distribution fees	452	375	910	839
Net investment income	278	305	655	633
Premiums, policy and contract charges	364	272	711	667
Other revenues	75	76	146	145
Total revenues	3,420	2,730	6,775	5,756
Banking and deposit interest expense	2	18	7	43
Total net revenues	3,418	2,712	6,768	5,713
Expenses
Distribution expenses	1,233	940	2,408	1,935
Interest credited to fixed accounts	124	262	283	353
Benefits, claims, losses and settlement expenses	404	1,467	1,057	(280)
Amortization of deferred acquisition costs	63	(248)	68	264
Interest and debt expense	43	41	85	87
General and administrative expense	830	776	1,653	1,529
Total expenses	2,697	3,238	5,554	3,888
Pretax income (loss)	721	(526)	1,214	1,825
Income tax provision	130	13	186	328
Net income (loss)	$591	$(539)	$1,028	$1,497

Earnings per share
Basic	$4.99	$(4.31)	$8.63	$11.91
Diluted	$4.88	$(4.31)	$8.45	$11.77
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$591	$(539)	$1,028	$1,497
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2	(8)	1	(41)
Net unrealized gains (losses) on securities	141	697	(199)	173
Defined benefit plans	—	—	29	—
Total other comprehensive income (loss), net of tax	143	689	(169)	132
Total comprehensive income	$734	$150	$859	$1,629
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,121	$6,751
Cash of consolidated investment entities	95	94
Investments (allowance for credit losses: 2021, $18; 2020, $52)	40,745	41,031
Investments of consolidated investment entities, at fair value	2,611	1,918
Separate account assets	96,854	92,611
Receivables (allowance for credit losses: 2021, $56; 2020, $49)	8,030	7,819
Receivables of consolidated investment entities, at fair value	48	16
Deferred acquisition costs	2,650	2,532
Restricted and segregated cash, cash equivalents and investments	2,382	2,558
Other assets	11,165	10,551
Other assets of consolidated investment entities, at fair value	2	2
Total assets	$171,703	$165,883

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$34,222	$33,992
Separate account liabilities	96,854	92,611
Customer deposits	17,796	17,641
Short-term borrowings	200	200
Long-term debt	2,833	2,831
Debt of consolidated investment entities, at fair value	2,558	1,913
Accounts payable and accrued expenses	2,034	1,998
Other liabilities	9,381	8,761
Other liabilities of consolidated investment entities, at fair value	139	69
Total liabilities	166,017	160,016
Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 334,017,351 and 332,390,132, respectively)	3	3
Additional paid-in capital	9,049	8,822
Retained earnings	16,057	15,292
Treasury shares, at cost (219,719,917 and 215,624,519 shares, respectively)	(19,883)	(18,879)
Accumulated other comprehensive income (loss), net of tax	460	629
Total equity	5,686	5,867
Total liabilities and equity	$171,703	$165,883
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at April 1, 2020	122,334,887	$3	$8,578	$16,180	$(17,773)	$(295)	$6,693
Comprehensive income:
Net income (loss)	—	—	—	(539)	—	—	(539)
Other comprehensive loss, net of tax	—	—	—	—	—	689	689
Total comprehensive income							150
Dividends to shareholders	—	—	—	(131)	—	—	(131)
Repurchase of common shares	(1,794,058)	—	—	—	(257)	—	(257)
Share-based compensation plans	66,672	—	44	—	1	—	45
Balances at June 30, 2020	120,607,501	$3	$8,622	$15,510	$(18,029)	$394	$6,500

Balances at April 1, 2021	115,988,271	$3	$8,982	$15,600	$(19,400)	$317	$5,502
Comprehensive income:
Net income	—	—	—	591	—	—	591
Other comprehensive income, net of tax	—	—	—	—	—	143	143
Total comprehensive income (loss)							734
Dividends to shareholders	—	—	—	(134)	—	—	(134)
Repurchase of common shares	(1,898,474)	—	—	—	(484)	—	(484)
Share-based compensation plans	207,637	—	67	—	1	—	68
Balances at June 30, 2021	114,297,434	$3	$9,049	$16,057	$(19,883)	$460	$5,686

Balances at January 1, 2020	123,939,234	$3	$8,461	$14,279	$(17,276)	$262	$5,729
Cumulative effect of adoption of adoption of current expected credit losses guidance	—	—	—	(9)	—	—	(9)
Comprehensive income:
Net income	—	—	—	1,497	—	—	1,497
Other comprehensive loss, net of tax	—	—	—	—	—	132	132
Total comprehensive income							1,629
Dividends to shareholders	—	—	—	(257)	—	—	(257)
Repurchase of common shares	(5,176,677)	—	—	—	(794)		(794)
Share-based compensation plans	1,844,944	—	161	—	41	—	202
Balances at June 30, 2020	120,607,501	$3	$8,622	$15,510	$(18,029)	$394	$6,500

Balances at January 1, 2021	116,765,613	$3	$8,822	$15,292	$(18,879)	$629	$5,867
Comprehensive income:
Net income	—	—	—	1,028	—	—	1,028
Other comprehensive income, net of tax	—	—	—	—	—	(169)	(169)
Total comprehensive income							859
Dividends to shareholders	—	—	—	(263)	—	—	(263)
Repurchase of common shares	(4,488,172)	—	—	—	(1,038)	—	(1,038)
Share-based compensation plans	2,019,993	—	227	—	34	—	261
Balances at June 30, 2021	114,297,434	$3	$9,049	$16,057	$(19,883)	$460	$5,686
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash Flows from Operating Activities
Net income	$1,028	$1,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	120	96
Deferred income tax expense (benefit)	161	521
Share-based compensation	74	72
Net realized investment (gains) losses	(79)	(10)
Net trading (gains) losses	3	(6)
Loss from equity method investments	33	39
Impairments and provision for loan losses	7	20
Net (gains) losses of consolidated investment entities	(20)	13
Changes in operating assets and liabilities:
Restricted and segregated investments	(265)	—
Deferred acquisition costs	(70)	156
Policyholder account balances, future policy benefits and claims, net	377	2,721
Derivatives, net of collateral	(122)	(267)
Receivables	(236)	(131)
Brokerage deposits	(104)	192
Accounts payable and accrued expenses	153	(205)
Current income tax expense (benefit)	(286)	(382)
Deferred taxes, net	(312)	(3)
Other operating assets and liabilities of consolidated investment entities, net	8	(6)
Other, net	461	386
Net cash provided by (used in) operating activities	931	4,703

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	405	1,318
Maturities, sinking fund payments and calls	5,714	4,162
Purchases	(6,210)	(6,138)
Proceeds from sales, maturities and repayments of mortgage loans	173	92
Funding of mortgage loans	(120)	(132)
Proceeds from sales, maturities and collections of other investments	112	109
Purchase of other investments	(54)	(134)
Purchase of investments by consolidated investment entities	(1,178)	(376)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	556	343
Purchase of land, buildings, equipment and software	(55)	(62)
Cash paid for written options with deferred premiums	(210)	(258)
Cash received from written options with deferred premiums	24	108
Cash paid for deposit receivable	(4)	(1)
Cash received for deposit receivable	44	53
Other, net	(106)	20
Net cash provided by (used in) investing activities	(909)	(896)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$1,397	$2,534
Maturities, withdrawals and cash surrenders	(2,407)	(2,599)
Policyholder account balances:
Deposits and other additions	751	774
Net transfers from (to) separate accounts	(132)	(15)
Surrenders and other benefits	(693)	(726)
Change in banking deposits, net	1,268	1,510
Cash paid for purchased options with deferred premiums	(76)	(131)
Cash received from purchased options with deferred premiums	342	39
Issuance of long-term debt	4	496
Repayments of long-term debt	(4)	(756)
Dividends paid to shareholders	(255)	(250)
Repurchase of common shares	(911)	(716)
Exercise of stock options	—	2
Borrowings by consolidated investment entities	1,375	—
Repayments of debt by consolidated investment entities	(754)	(37)
Other, net	(6)	(8)
Net cash provided by (used in) financing activities	(101)	117
Effect of exchange rate changes on cash	9	(18)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(70)	3,906
Cash and cash equivalents, including amounts restricted, at beginning of period	8,903	6,213
Cash and cash equivalents, including amounts restricted, at end of period	$8,833	$10,119

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$58	$100
Interest paid by consolidated investment entities	30	33
Income taxes paid, net	638	51
Leased assets obtained in exchange for operating lease liabilities	52	51
Non-cash investing activity:
Partnership commitments not yet remitted	—	2
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	17	—

	June 30, 2021	December 31, 2020
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$7,121	$6,751
Cash of consolidated investment entities	95	94
Restricted and segregated cash, cash equivalents and investments	2,382	2,558
Less: Restricted and segregated investments	(765)	(500)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$8,833	$8,903
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
The impact of the errors were not material to the current and prior period financial statements.
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
On April 12, 2021, the Company signed a definitive agreement to acquire the European-based asset management business of BMO Financial Group for £615 million, or approximately $845 million (subject to customary and other closing adjustments as well as foreign currency spot rates in effect on the closing date that drive the approximate amount in U.S. dollars). The all-cash transaction is expected to add approximately $124 billion of assets under management in Europe and is currently expected to close in the fourth quarter of 2021, subject to regulatory approvals in the relevant jurisdictions.
On June 2, 2021, the Company filed an application to convert Ameriprise Bank, FSB to a state-chartered industrial bank regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company also filed an application to transition the FSB’s personal trust services business to a new limited purpose national trust bank regulated by the Office of the Comptroller of the Currency.
On June 29, 2021, the Company’s life insurance companies, RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York (“RiverSource Life of New York”) signed an agreement to reinsure approximately $8.0 billion of fixed deferred and immediate annuity policies. The transaction, effective on July 1, 2021, with RiverSource Life closed on July 8, 2021. The transaction with RiverSource Life of New York is subject to regulatory approval.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than the items noted above, no other subsequent events or transactions requiring recognition or disclosure were identified.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: (1) receivables and debt contracts are accounted for

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
prospectively by adjusting the effective interest rate, (2) leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and (3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. The amendments in this update were effective upon issuance and must be elected prior to December 31, 2022. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. In January 2021, FASB updated the standard to allow an entity to elect to apply the treatment under the original guidance to derivative instruments that use an interest rate for margining, discounting or contract price alignment that will be modified due to reference rate reform but did not qualify under the original guidance. The Company has not yet applied any of the optional expedients. The adoption of the standard is not expected to have an impact on the Company’s consolidated results of operations and financial condition.
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
Significant changes also relate to the measurement of the liability for future policy benefits for nonparticipating traditional long-duration insurance contracts and immediate annuities with a life contingent feature including the following:
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
In addition, the update requires deferred acquisition costs (“ DAC”) and deferred sales inducement costs (“DSIC”) relating to all long-duration contracts and most investment contracts to be amortized on a straight-line basis over the expected life of the contract independent of profit emergence. Under the new guidance, interest will not accrue to the deferred balance and DAC and DSIC will not be subject to an impairment test.
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

	Three Months Ended June 30, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$567	$—	$—	$567	$—	$567
Institutional	—	131	—	—	131	—	131
Advisory fees	1,113	—	—	—	1,113	—	1,113
Financial planning fees	93	—	—	—	93	—	93
Transaction and other fees	93	56	18	—	167	—	167
Total management and financial advice fees	1,299	754	18	—	2,071	—	2,071
Distribution fees:
Mutual funds	212	69	—	—	281	—	281
Insurance and annuity	252	49	101	—	402	—	402
Other products	98	—	—	—	98	—	98
Total distribution fees	562	118	101	—	781	—	781
Other revenues	51	7	—	1	59	—	59
Total revenue from contracts with customers	1,912	879	119	1	2,911	—	2,911
Revenue from other sources (1)	70	—	689	119	878	34	912
Total segment gross revenues	1,982	879	808	120	3,789	34	3,823
Banking and deposit interest expense	(2)	—	—	(1)	(3)	—	(3)
Total segment net revenues	1,980	879	808	119	3,786	34	3,820
Intersegment revenues	(266)	(14)	(118)	(1)	(399)	(3)	(402)
Total net revenues	$1,714	$865	$690	$118	$3,387	$31	$3,418

	Six Months Ended June 30, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,098	$—	$—	$1,098	$—	$1,098
Institutional	—	254	—	—	254	—	254
Advisory fees	2,141	—	—	—	2,141	—	2,141
Financial planning fees	181	—	—	—	181	—	181
Transaction and other fees	182	108	34	—	324	—	324
Total management and financial advice fees	2,504	1,460	34	—	3,998	—	3,998
Distribution fees:
Mutual funds	419	136	—	—	555	—	555
Insurance and annuity	492	96	200	—	788	—	788
Other products	210	—	—	—	210	—	210
Total distribution fees	1,121	232	200	—	1,553	—	1,553
Other revenues	100	8	—	1	109	—	109
Total revenue from contracts with customers	3,725	1,700	234	1	5,660	—	5,660
Revenue from other sources (1)	141	7	1,361	258	1,767	133	1,900
Total segment gross revenues	3,866	1,707	1,595	259	7,427	133	7,560
Banking and deposit interest expense	(7)	—	—	(1)	(8)	—	(8)
Total segment net revenues	3,859	1,707	1,595	258	7,419	133	7,552
Intersegment revenues	(516)	(27)	(234)	(1)	(778)	(6)	(784)
Total net revenues	$3,343	$1,680	$1,361	$257	$6,641	$127	$6,768

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30, 2020
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$417	$—	$—	$417	$—	$417
Institutional	—	101	—	—	101	—	101
Advisory fees	797	—	—	—	797	—	797
Financial planning fees	86	—	—	—	86	—	86
Transaction and other fees	86	45	16	—	147	—	147
Total management and financial advice fees	969	563	16	—	1,548	—	1,548
Distribution fees:
Mutual funds	170	55	—	—	225	—	225
Insurance and annuity	196	41	105	—	342	—	342
Other products	87	—	—	—	87	—	87
Total distribution fees	453	96	105	—	654	—	654
Other revenues	47	1	—	—	48	—	48
Total revenue from contracts with customers	1,469	660	121	—	2,250	—	2,250
Revenue from other sources (1)	86	8	634	132	860	(51)	809
Total segment gross revenues	1,555	668	755	132	3,110	(51)	3,059
Banking and deposit interest expense	(18)	—	—	(1)	(19)	—	(19)
Total segment net revenues	1,537	668	755	131	3,091	(51)	3,040
Intersegment revenues	(208)	(13)	(105)	—	(326)	(2)	(328)
Total net revenues	$1,329	$655	$650	$131	$2,765	$(53)	$2,712

	Six Months Ended June 30, 2020
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$864	$—	$—	$864	$—	$864
Institutional	—	186	—	—	186	—	186
Advisory fees	1,651	—	—	—	1,651	—	1,651
Financial planning fees	167	—	—	—	167	—	167
Transaction and other fees	175	92	31	—	298	—	298
Total management and financial advice fees	1,993	1,142	31	—	3,166	—	3,166
Distribution fees:
Mutual funds	354	115	—	—	469	—	469
Insurance and annuity	404	84	191	—	679	—	679
Other products	243	—	—	—	243	—	243
Total distribution fees	1,001	199	191	—	1,391	—	1,391
Other revenues	94	2	—	3	99	—	99
Total revenue from contracts with customers	3,088	1,343	222	3	4,656	—	4,656
Revenue from other sources (1)	187	11	1,292	279	1,769	1	1,770
Total segment gross revenues	3,275	1,354	1,514	282	6,425	1	6,426
Banking and deposit interest expense	(43)	—	—	(2)	(45)	—	(45)
Total segment net revenues	3,232	1,354	1,514	280	6,380	1	6,381
Intersegment revenues	(430)	(26)	(209)	1	(664)	(4)	(668)
Total net revenues	$2,802	$1,328	$1,305	$281	$5,716	$(3)	$5,713
(1) Revenues not included in the scope of the revenue from contracts with customers standard. The amounts primarily consist of revenue associated with insurance and annuity products or financial instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Advisory Fees
The Company earns revenue for performing investment advisory services for certain brokerage customers’ discretionary and non-discretionary managed accounts. The revenue is earned based on a contractual fixed rate applied, as a percentage, to the market value of assets held in the account. The investment advisory performance obligation is considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Advisory fees are billed on a monthly basis on the prior month end assets.
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $142 million and $146 million as of June 30, 2021 and December 31, 2020, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets and were $114 million and $117 million as of June 30, 2021 and December 31, 2020, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $28 million and nil as of June 30, 2021 and December 31, 2020, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
substantially the same and are satisfied each day over the contract term. The consulting and other services performance obligations are satisfied as the services are delivered and revenue is earned based upon the level of service requested.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $442 million and $403 million as of June 30, 2021 and December 31, 2020, respectively.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities. The Company has unfunded commitments related to consolidated CLOs of $36 million and $13 million as of June 30, 2021 and December 31, 2020, respectively.
CLOs
CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the value of the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes and highly rated senior notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary and has the power to direct the activities that most significantly impact the economic performance of the CLO.
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million and $3 million as of June 30, 2021 and December 31, 2020, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $26 million and $23 million as of June 30, 2021 and December 31, 2020, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both June 30, 2021 and December 31, 2020.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $27 million and $20 million as of June 30, 2021 and December 31, 2020, respectively.

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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $166 million and $200 million as of June 30, 2021 and December 31, 2020, respectively. The Company had a $9 million liability recorded as of both June 30, 2021 and December 31, 2020 related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
Structured Investments
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, and commercial and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its amortized cost. See Note 5 for additional information on these structured investments.
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 11 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$2	$—	$2
Syndicated loans	—	2,497	112	2,609
Total investments	—	2,499	112	2,611
Receivables	—	48	—	48
Other assets	—	2	—	2
Total assets at fair value	$—	$2,549	$112	$2,661

Liabilities
Debt (1)	$—	$2,558	$—	$2,558
Other liabilities	—	139	—	139
Total liabilities at fair value	$—	$2,697	$—	$2,697

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	—	1	—	1
Syndicated loans	—	1,817	92	1,909
Total investments	—	1,826	92	1,918
Receivables	—	16	—	16
Other assets	—	—	2	2
Total assets at fair value	$—	$1,842	$94	$1,936

Liabilities
Debt (1)	$—	$1,913	$—	$1,913
Other liabilities	—	69	—	69
Total liabilities at fair value	$—	$1,982	$—	$1,982
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.6 billion and $2.0 billion as of June 30, 2021 and December 31, 2020, respectively.
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans
	(in millions)
Balance, April 1, 2021	$155
Purchases	22
Sales	(24)
Settlements	(19)
Transfers into Level 3	28
Transfers out of Level 3	(50)
Balance, June 30, 2021	$112

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2021	$(1)	(1)

	Syndicated Loans
	(in millions)
Balance, April 1, 2020	$302
Total gains (losses) included in:
Net income	18	(1)
Purchases	2
Sales	(8)
Settlements	(16)
Transfers into Level 3	102
Transfers out of Level 3	(189)
Balance, June 30, 2020	$211

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2020	$17	(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	—
Purchases	81		—
Sales	(34)		—
Settlements	(39)		—
Transfers into Level 3	85		—
Transfers out of Level 3	(75)		(2)
Balance, June 30, 2021	$112		$—

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2021	$(1)	(1)	$—

	Syndicated Loans
	(in millions)
Balance, January 1, 2020	$143
Total gains (losses) included in:
Net income	(21)	(1)
Purchases	45
Sales	(15)
Settlements	(26)
Transfers into Level 3	350
Transfers out of Level 3	(265)
Balance, June 30, 2020	$211

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2020	$3	(1)
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
All Level 3 measurements as of June 30, 2021 and December 31, 2020 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2021	December 31, 2020
	(in millions)
Syndicated loans
Unpaid principal balance	$2,666	$1,990
Excess unpaid principal over fair value	(57)	(81)
Fair value	$2,609	$1,909

Fair value of loans more than 90 days past due	$2	$5
Fair value of loans in nonaccrual status	29	19
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	18	24

Debt
Unpaid principal balance	$2,696	$2,069
Excess unpaid principal over fair value	(138)	(156)
Carrying value (1)	$2,558	$1,913
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.6 billion and $2.0 billion as of June 30, 2021 and December 31, 2020, respectively.
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
Total net gains (losses) recognized in net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months and six months ended June 30, 2021 and 2020.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
Debt of consolidated CLOs due 2025-2034	$2,558	$1,913	1.8%	2.1%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0.0% to 8.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5.  Investments
The following is a summary of Ameriprise Financial investments:

	June 30, 2021	December 31, 2020
	(in millions)
Available-for-Sale securities, at fair value	$36,146	$36,283
Mortgage loans (allowance for credit losses: 2021, $14; 2020, $29)	1,655	2,718
Policy loans	840	846
Loans held for sale	1,388	—
Other investments (allowance for credit losses: 2021, $4; 2020, $12)	716	1,184
Total	$40,745	$41,031
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Investment income on fixed maturities	$265	$290	$531	$612
Net realized gains (losses)	11	(3)	81	(22)
Affordable housing partnerships	(23)	(22)	(38)	(36)
Other	7	23	27	45
Consolidated investment entities	18	17	54	34
Total	$278	$305	$655	$633

Available-for-Sale securities distributed by type were as follows:

	June 30, 2021
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$12,038	$1,665	$(27)	$—	$13,676
Residential mortgage backed securities	9,556	135	(9)	—	9,682
Commercial mortgage backed securities	5,995	187	(4)	—	6,178
Asset backed securities	3,603	46	(1)	—	3,648
State and municipal obligations	1,039	281	(1)	—	1,319
U.S. government and agency obligations	1,326	—	—	—	1,326
Foreign government bonds and obligations	207	17	(1)	—	223
Other securities	94	—	—	—	94
Total	$33,858	$2,331	$(43)	$—	$36,146

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$11,762	$1,924	$(2)	$(10)	$13,674
Residential mortgage backed securities	9,845	188	(4)	—	10,029
Commercial mortgage backed securities	5,867	242	(21)	—	6,088
Asset backed securities	3,283	52	(5)	(1)	3,329
State and municipal obligations	1,088	297	(1)	—	1,384
U.S. government and agency obligations	1,456	—	—	—	1,456
Foreign government bonds and obligations	241	22	(1)	—	262
Other securities	59	2	—	—	61
Total	$33,601	$2,727	$(34)	$(11)	$36,283
As of June 30, 2021 and December 31, 2020, accrued interest of $176 million and $178 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of June 30, 2021 and December 31, 2020, investment securities with a fair value of $2.9 billion and $3.6 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $501 million and $454 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of June 30, 2021 and December 31, 2020, fixed maturity securities comprised approximately 92% and 88%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2021 and December 31, 2020, the Company’s internal analysts rated $682 million and $605 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$19,979	$20,320	56%	$19,815	$20,253	56%
AA	1,127	1,331	4	1,082	1,312	3
A	2,488	2,965	8	2,953	3,534	10
BBB	8,987	10,093	28	8,271	9,542	26
Below investment grade (1)	1,277	1,437	4	1,480	1,642	5
Total fixed maturities	$33,858	$36,146	100%	$33,601	$36,283	100%
(1) Both the amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of June 30, 2021, and $3 million as of December 31, 2020. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of June 30, 2021 and December 31, 2020, approximately 31% and 33%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	June 30, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	67	$1,272	$(27)	1	$5	$—	68	$1,277	$(27)
Residential mortgage backed securities	55	1,531	(8)	65	229	(1)	120	1,760	(9)
Commercial mortgage backed securities	34	519	(3)	12	211	(1)	46	730	(4)
Asset backed securities	13	419	(1)	10	153	—	23	572	(1)
State and municipal obligations	10	32	—	2	8	(1)	12	40	(1)
Foreign government bonds and obligations	3	3	—	6	5	(1)	9	8	(1)
Total	182	$3,776	$(39)	96	$611	$(4)	278	$4,387	$(43)

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	26	$228	$(1)	11	$19	$(1)	37	$247	$(2)
Residential mortgage backed securities	72	833	(2)	71	391	(2)	143	1,224	(4)
Commercial mortgage backed securities	35	781	(11)	19	393	(10)	54	1,174	(21)
Asset backed securities	17	344	(3)	13	231	(2)	30	575	(5)
State and municipal obligations	2	4	—	1	4	(1)	3	8	(1)
Foreign government bonds and obligations	1	3	—	7	8	(1)	8	11	(1)
Total	153	$2,193	$(17)	122	$1,046	$(17)	275	$3,239	$(34)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2021 is primarily attributable to higher interest rates, partially offset by tighter credit spreads. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of both June 30, 2021 and December 31, 2020, 92% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2021	$—	$—	$—
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	—
Charge-offs	—	—	—
Balance, June 30, 2021	$—	$—	$—

Balance, April 1, 2020	$13	$—	$13
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance, June 30, 2020	$13	$1	$14

Balance at January 1, 2021 (1)	$10	$1	$11
Charge-offs	(10)	(1)	(11)
Balance, June 30, 2021	$—	$—	$—

Balance at January 1, 2020 (1)	$—	$—	$—
Additions for which credit losses were not previously recorded	13	—	13
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance at June 30, 2020	$13	$1	$14
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Gross realized investment gains	$14	$5	$65	$13
Gross realized investment losses	—	—	(1)	(3)
Credit losses	—	(1)	—	(14)
Other impairments	(13)	—	(13)	—
Total	$1	$4	$51	$(4)
There were no credit losses for the three months and six months ended June 30, 2021. Other impairments for the three months and six months ended June 30, 2021 relate to Available-for-Sale securities for which the Company has the intent to sell related to the reinsurance transaction. See Note 1 for more information on the reinsurance transaction. Credit losses for the three months and six months ended June 30, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities by contractual maturity as of June 30, 2021 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,534	$2,551
Due after one year through five years	4,131	4,412
Due after five years through 10 years	3,907	4,115
Due after 10 years	4,132	5,560
	14,704	16,638
Residential mortgage backed securities	9,556	9,682
Commercial mortgage backed securities	5,995	6,178
Asset backed securities	3,603	3,648
Total	$33,858	$36,146
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans, and the deposit receivable.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the six months ended June 30:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, January 1, 2021	$66	$2	$68
Provisions	(15)	1	(14)
Charge-offs	(3)	—	(3)
Other	2	—	2
Balance, June 30, 2021	$50	$3	$53

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, December 31, 2019 (1)	$51	$—	$51
Cumulative effect of adoption of current expected credit losses guidance	2	3	5
Balance, January 1, 2020	53	3	56
Provisions	13	3	16
Charge-offs	(1)	(2)	(3)
Balance, June 30, 2020	$65	$4	$69
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.
The allowance for credit losses provision for commercial loans reflects the reclassification of certain commercial mortgage loans and syndicated loans to held for sale (recorded at the lower of amortized cost or fair value) as of June 30, 2021. Loans held for sale do not require measurement of lifetime expected credit losses because the recovery of the loan is expected to result from its sale, not from holding the loan and collecting contractual cash flows. The provision reflects a release of $14 million as a result of the reclassification to held for sale. A separate valuation allowance of $7 million was established to record the loans held for sale at the lower of amortized cost or fair value as of June 30, 2021. The release of the allowance for credit losses and the creation of the held for sale valuation allowance are both recorded in realized gains and losses within net investment income on the Consolidated Statements of Operations. See Note 1 for more information on the reinsurance transaction.
Accrued interest on commercial loans was $19 million and $16 million as of June 30, 2021 and December 31, 2020, respectively, and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Purchases and Sales
During the three months ended June 30, 2021 and 2020, the Company purchased $24 million and $13 million, respectively, of syndicated loans, and sold $4 million and nil, respectively, of syndicated loans. During the six months ended June 30, 2021 and 2020, the Company purchased $37 million and $69 million, respectively, of syndicated loans, and sold $8 million and $7 million, respectively, of syndicated loans.
During the three months ended June 30, 2021 and 2020, the Company purchased $4 million and $22 million, respectively, of residential mortgage loans. During the six months ended June 30, 2021 and 2020, the Company purchased $6 million and $22 million, respectively, of residential mortgage loans. The allowance for credit losses for residential mortgage loans was not material as of both June 30, 2021 and 2020.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $13 million and $21 million as of June 30, 2021 and December 31, 2020, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2021 and December 31, 2020. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications through June 30, 2021 due to the COVID-19 pandemic consisted of 93 loans with a total unpaid balance of $369 million. Modifications primarily consisted of short-term forbearance and interest only payments. As of June 30, 2021, there were no loans remaining that were modified due to COVID-19. All loans returned to their normal payment schedules. Total commercial mortgage loans past due were nil as of June 30, 2021 and December 31, 2020, respectively.
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio (excludes commercial mortgage loans held for sale of $1.0 billion and nil as of June 30, 2021 and December 31, 2020, respectively):

	June 30, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$10	$11	$—	$12	$33
80% - 100%	6	—	4	3	—	21	34
60% - 80%	80	67	64	28	62	131	432
40% - 60%	11	33	76	64	51	345	580
< 40%	5	1	42	3	52	461	564
Total	$102	$101	$196	$109	$165	$970	$1,643

	December 31, 2020
Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$—	$—	$10	$12
80% - 100%	15	16	12	3	7	15	68
60% - 80%	89	166	27	32	46	144	504
40% - 60%	23	57	74	155	113	551	973
< 40%	7	23	80	99	64	895	1,168
Total	$134	$262	$195	$289	$230	$1,615	$2,725
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
East North Central	$178	$259	11%	10%
East South Central	66	115	4	4
Middle Atlantic	93	178	6	7
Mountain	123	247	7	9
New England	24	54	1	2
Pacific	571	825	35	30
South Atlantic	379	681	23	25
West North Central	124	198	8	7
West South Central	85	168	5	6
	1,643	2,725	100%	100%
Less: allowance for credit losses	14	29
Total commercial mortgage loans held for investment	1,629	2,696
Commercial mortgage loans held for sale (1)	1,023	—
Total commercial mortgage loans	$2,652	$2,696
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
Apartments	$476	$713	29%	26%
Hotel	15	50	1	2
Industrial	268	427	17	16
Mixed use	54	87	3	3
Office	217	372	13	14
Retail	509	881	31	32
Other	104	195	6	7
	1,643	2,725	100%	100%
Less: allowance for credit losses	14	29
Total commercial mortgage loans held for investment	1,629	2,696
Commercial mortgage loans held for sale (1)	1,023	—
Total commercial mortgage loans	$2,652	$2,696
(1) See Note 1 for more information on the reinsurance transaction.
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2021 and December 31, 2020 were $539 million and $595 million, respectively, and included $174 million and $595 million of loans that are classified as held for investment as of June 30, 2021 and December 31, 2020, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil and $3 million as of June 30, 2021 and December 31, 2020, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating (excludes loans held for sale of $365 million and nil as of June 30, 2021 and December 31, 2020, respectively):

	June 30, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	1	—	1	2	4
Risk 3	—	—	3	6	5	8	22
Risk 2	15	9	11	12	15	11	73
Risk 1	10	4	10	13	19	19	75
Total	$25	$13	$25	$31	$40	$40	$174

	December 31, 2020
Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$3	$3
Risk 4	—	—	4	9	—	10	23
Risk 3	—	9	8	25	13	25	80
Risk 2	30	57	62	69	14	41	273
Risk 1	17	32	47	58	22	40	216
Total	$47	$98	$121	$161	$49	$119	$595
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $8 million and $7 million as of June 30, 2021 and December 31, 2020, respectively.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	June 30, 2021
Termination Status	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Active	$67	$160	$128	$95	$122	$141	$713
Terminated	1	—	—	—	1	8	10
Total	$68	$160	$128	$95	$123	$149	$723

	December 31, 2020
Termination Status	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Active	$171	$137	$101	$127	$83	$86	$705
Terminated	—	—	—	1	1	8	10
Total	$171	$137	$101	$128	$84	$94	$715
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 1% of total credit card receivables as of both June 30, 2021 and December 31, 2020.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The table below presents the amortized cost basis of credit card receivables by FICO score:

	June 30, 2021	December 31, 2020
	(in millions)
> 800	$28	$28
750 - 799	24	23
700 - 749	24	25
650 - 699	14	15
< 650	4	5
Total	$94	$96
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Margin Loans
The margin loans balance was $1.1 billion and $1.0 billion as of June 30, 2021 and December 31, 2020, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both June 30, 2021 and December 31, 2020, the allowance for credit losses on margin loans was not material.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $350 million and $224 million as of June 30, 2021 and December 31, 2020, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of June 30, 2021 and December 31, 2020, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivable
The deposit receivable was $1.4 billion as of both June 30, 2021 and December 31, 2020. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for the deposit receivable as of both June 30, 2021 and December 31, 2020.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the both three months and six months ended June 30, 2021 and 2020. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2021	2020
	(in millions)
Balance at January 1	$2,532	$2,698
Capitalization of acquisition costs	138	108
Amortization	(68)	(264)
Impact of change in net unrealized (gains) losses on securities	48	(43)
Balance at June 30	$2,650	$2,499
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2021	2020
	(in millions)
Balance at January 1	$189	$218
Capitalization of sales inducement costs	1	1
Amortization	(7)	(18)
Impact of change in net unrealized (gains) losses on securities	5	(5)
Balance at June 30	$188	$196

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
8.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,307	$8,531
Variable annuity fixed sub-accounts	5,052	5,104
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,111	3,122
Indexed universal life (“IUL”) insurance	2,395	2,269
Structured variable annuities	2,858	1,371
Other life insurance	588	605
Total policyholder account balances	22,311	21,002

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,149	3,049
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(20)	1
Other annuity liabilities	196	211
Fixed annuity life contingent liabilities	1,323	1,370
Life and disability income insurance	1,165	1,187
Long term care insurance	5,658	5,722
UL/VUL and other life insurance additional liabilities	1,263	1,259
Total future policy benefits	11,734	12,799
Policy claims and other policyholders’ funds	177	191
Total policyholder account balances, future policy benefits and claims	$34,222	$33,992
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of June 30, 2021 reported as a contra liability.
Separate account liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Variable annuity	$82,584	$79,299
VUL insurance	8,998	8,226
Other insurance	33	31
Threadneedle investment liabilities	5,239	5,055
Total	$96,854	$92,611

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	June 30, 2021				December 31, 2020
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$69,623	$67,714	$4	68	$66,874	$64,932	$5	68
Five/six-year reset	8,364	5,646	6	68	8,116	5,386	6	68
One-year ratchet	6,256	5,933	8	71	6,094	5,763	8	71
Five-year ratchet	1,463	1,409	1	67	1,436	1,381	—	67
Other	1,305	1,288	36	74	1,261	1,243	45	73
Total — GMDB	$87,011	$81,990	$55	68	$83,781	$78,705	$64	68

GGU death benefit	$1,242	$1,187	$182	72	$1,183	$1,126	$162	71

GMIB	$192	$178	$5	71	$187	$173	$6	71
GMWB:
GMWB	$1,972	$1,967	$1	74	$1,972	$1,967	$1	74
GMWB for life	52,130	52,064	163	69	50,142	50,057	185	69
Total — GMWB	$54,102	$54,031	$164	69	$52,114	$52,024	$186	69

GMAB	$2,143	$2,143	$—	61	$2,291	$2,291	$—	61
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2021		December 31, 2020
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,565	68	$6,587	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	5	1	2,387	69	65
Paid claims	(4)	(1)	—	—	(24)
Balance at June 30, 2020	$17	$7	$3,849	$30	$799

Balance at January 1, 2021	$24	$6	$3,049	$1	$916
Incurred claims	9	—	(900)	(21)	69
Paid claims	(2)	—	—	—	(16)
Balance at June 30, 2021	$31	$6	$2,149	$(20)	$969
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2021	December 31, 2020
	(in millions)
Mutual funds:
Equity	$48,376	$45,947
Bond	25,684	26,073
Other	8,151	6,911
Total mutual funds	$82,211	$78,931
10.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
Long-term debt:
Senior notes due 2022	$500	$500	3.0%	3.0%
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	44	44	N/A	N/A
Other	(11)	(13)	N/A	N/A
Total long-term debt	2,833	2,831

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	200	0.3	0.4
Total	$3,033	$3,031

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Long-Term Debt
The Company’s senior notes may be redeemed, in whole or in part, at any time prior to maturity at a price equal to the greater of the principal amount and the present value of remaining scheduled payments, discounted to the redemption date, plus accrued interest.
Short-term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in investments and was $0.9 billion and $1.3 billion, of commercial mortgage backed securities, and $580 million and $604 million, of residential mortgage backed securities, as of June 30, 2021 and December 31, 2020, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both June 30, 2021 and December 31, 2020. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
On June 11, 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both June 30, 2021 and December 31, 2020, the Company had no borrowings outstanding and had $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both June 30, 2021 and December 31, 2020.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,359	$3,642	$—	$6,001
Available-for-Sale securities:
Corporate debt securities	—	13,285	391	13,676
Residential mortgage backed securities	—	9,682	—	9,682
Commercial mortgage backed securities	—	6,178	—	6,178
Asset backed securities	—	3,642	6	3,648
State and municipal obligations	—	1,319	—	1,319
U.S. government and agency obligations	1,326	—	—	1,326
Foreign government bonds and obligations	—	223	—	223
Other securities	—	94	—	94
Total Available-for-Sale securities	1,326	34,423	397	36,146
Investments at net asset value (“NAV”)				8	(1)
Trading and other securities	20	31	—	51
Separate account assets at NAV				96,854	(1)
Investments and cash equivalents segregated for regulatory purposes	765	—	—	765
Other assets:
Interest rate derivative contracts	2	1,415	—	1,417
Equity derivative contracts	448	4,230	—	4,678
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	2	22	—	24
Total other assets	452	5,668	—	6,120
Total assets at fair value	$4,922	$43,764	$397	$145,945

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$54	$58
IUL embedded derivatives	—	—	928	928
GMWB and GMAB embedded derivatives	—	—	1,373	1,373	(2)
Structured variable annuity embedded derivatives	—	—	214	214
Total policyholder account balances, future policy benefits and claims	—	4	2,569	2,573	(3)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	—	558	—	558
Equity derivative contracts	160	3,790	—	3,950
Credit derivative contracts	—	7	—	7
Foreign exchange derivative contracts	1	5	—	6
Other	8	3	44	55
Total other liabilities	169	4,363	44	4,576
Total liabilities at fair value	$169	$4,373	$2,613	$7,155

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,935	$2,506	$—	$5,441
Available-for-Sale securities:
Corporate debt securities	—	12,902	772	13,674
Residential mortgage backed securities	—	10,020	9	10,029
Commercial mortgage backed securities	—	6,088	—	6,088
Asset backed securities	—	3,297	32	3,329
State and municipal obligations	—	1,384	—	1,384
U.S. government and agency obligations	1,456	—	—	1,456
Foreign government bonds and obligations	—	262	—	262
Other securities	—	61	—	61
Total Available-for-Sale securities	1,456	34,014	813	36,283
Investments at NAV				8	(1)
Trading and other securities	61	27	—	88
Separate account assets at NAV				92,611	(1)
Investments and cash equivalents segregated for regulatory purposes	600	—	—	600
Other assets:
Interest rate derivative contracts	1	1,754	—	1,755
Equity derivative contracts	408	3,682	—	4,090
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	1	22	—	23
Total other assets	410	5,460	—	5,870
Total assets at fair value	$5,462	$42,007	$813	$140,901

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	935	935
GMWB and GMAB embedded derivatives	—	—	2,316	2,316	(4)
Structured variable annuity embedded derivatives	—	—	70	70
Total policyholder account balances, future policy benefits and claims	—	3	3,370	3,373	(5)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	734	—	734
Equity derivative contracts	183	3,388	—	3,571
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	2	4	—	6
Other	2	3	43	48
Total other liabilities	187	4,130	43	4,360
Total liabilities at fair value	$187	$4,141	$3,413	$7,741
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.5 billion of individual contracts in a liability position and $154 million of individual contracts in an asset position (recorded as a contra liability) as of June 30, 2021.
(3) The Company’s adjustment for nonperformance risk resulted in a $547 million cumulative decrease to the embedded derivatives as of June 30, 2021.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2021	$812	$87	$30	$929
Total gains (losses) included in:
Other comprehensive income (loss)	2	—	—	2
Purchases	21	—	—	21
Settlements	(28)	—	—	(28)
Transfers out of Level 3	(416)	(87)	(24)	(527)
Balance, June 30, 2021	$391	$—	$6	$397

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2021	$2	$—	$—	$2

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2021	$52		$949		$715		$124		$1,840	$43
Total (gains) losses included in:
Net income	2	(2)	8	(2)	525	(3)	101	(3)	636	1	(4)
Issues	—		(1)		89		(1)		87	4
Settlements	—		(28)		44		(10)		6	(4)
Balance, June 30, 2021	$54		$928		$1,373		$214		$2,569	$44

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2021	$—		$8	(2)	$529	(3)	$—		$537	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2020	$734	$17	$17	$768
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	14	1	(1)	14
Purchases	—	187	—	187
Settlements	(3)	—	(1)	(4)
Balance, June 30, 2020	$744	$205	$15	$964

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2020	$(1)	$—	$—	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2020	$14	$1	$(1)	$14

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2020	$33		$725		$3,276		$(9)		$4,025	$42
Total (gains) losses included in:
Net income	7	(2)	148	(2)	(224)	(3)	16	(3)	(53)	1	(4)
Issues	1		30		86		2		119	8
Settlements	—		(21)		(9)		—		(30)	(3)
Balance, June 30, 2020	$41		$882		$3,129		$9		$4,061	$48

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2020	$—		$148	(2)	$(204)	(3)	$—		$(56)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2021	$772	$9	$32	$813
Total gains (losses) included in:
Net income	—	—	(1)	(1)	(1)
Other comprehensive income (loss)	(3)	—	—	(3)
Purchases	67	78	—	145
Settlements	(29)	—	(1)	(30)
Transfers out of Level 3	(416)	(87)	(24)	(527)
Balance, June 30, 2021	$391	$—	$6	$397

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2021	$—	$—	$(1)	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2021	$49		$935		$2,316		$70		$3,370	$43
Total (gains) losses included in:
Net income	6	(2)	37	(2)	(1,204)	(3)	175	(3)	(986)	1	(4)
Issues	—		4		179		(15)		168	6
Settlements	(1)		(48)		82		(16)		17	(6)
Balance, June 30, 2021	$54		$928		$1,373		$214		$2,569	$44

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2021	$—		$37	(2)	$(1,176)	(3)	$—		$(1,139)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$750	$17	$19	$786
Total gains (losses) included in:
Net income	(1)	—	(1)	(2)	(1)
Other comprehensive income (loss)	8	1	(2)	7
Purchases	5	187	—	192
Settlements	(18)	—	(1)	(19)
Balance, June 30, 2020	$744	$205	$15	$964

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2020	$(1)	$—	$(1)	$(2)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2020	$8	$1	$(2)	$7

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687	$44
Total (gains) losses included in:
Net income	(5)	(2)	3	(2)	2,196	(3)	13	(3)	2,207	(1)	(4)
Issues	3		38		174		(4)		211	10
Settlements	—		(40)		(4)		—		(44)	(5)
Balance, June 30, 2020	$41		$882		$3,129		$9		$4,061	$48

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2020	$—		$3	(2)	$2,219	(3)	$—		$2,222	$—
(1) Included in net investment income in the Consolidated Statements of Operations.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Operations.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Operations.
(4) Included in general and administrative expense in the Consolidated Statements of Operations.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $27 million and $(1.2) billion, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended June 30, 2021 and 2020, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(139) million and $569 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the six months ended June 30, 2021 and 2020, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are obtained from a third-party pricing service with observable inputs or fair values that were included in an observable transaction with a market participant.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$391	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	2.3%	1.1%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	5.4%			5.4%
			Annual long-term default rate (2)	4.00%			4.00%
			Discount rate	13.00%			13.00%
			Constant prepayment rate	10.00%			10.00%
			Loss recovery	63.60%			63.60%
IUL embedded derivatives	$928	Discounted cash flow	Nonperformance risk (3)	60 bps			60 bps
Fixed deferred indexed annuity embedded derivatives	$54	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.9%
			Nonperformance risk (3)	60 bps			60 bps
GMWB and GMAB embedded derivatives	$1,373	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.8%
			Market volatility (7) (8)	4.0%	–	16.6%	10.3%
			Nonperformance risk (3)	60 bps			60 bps
Structured variable annuity embedded derivatives	$214	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	60 bps			60 bps
Contingent consideration liabilities	$44	Discounted cash flow	Discount rate (9)	0.0%	–	9.0%	3.2%

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$772	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	3.3%	1.5%
Asset backed securities	$3	Discounted cash flow	Annual short-term default rate (2)	2.9%	–	3.0%	2.9%
			Annual long-term default rate (2)	3.5%	–	4.5%	3.8%
			Discount rate	13.0%			13.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
IUL embedded derivatives	$935	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.2%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$2,316	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.8%
			Market volatility (7) (8)	4.3%	–	17.1%	11.0%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$70	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
Contingent consideration liabilities	$43	Discounted cash flow	Discount rate (9)	0.0%	–	9.0%	3.1%
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Level 1 securities primarily include U.S. Treasuries.
Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. The fair value of securities included in an observable transaction with a market participant are also considered Level 2 when the market is not active.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2021 and December 31, 2020. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2021 and December 31, 2020. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $100 million and $101 million as of June 30, 2021 and December 31, 2020, respectively, and is classified as Level 3 in the fair value hierarchy.
As of June 30, 2021, the Company classified certain commercial mortgage loans and syndicated loans as loans held for sale related to the reinsurance transaction. A portion of the commercial mortgage loans and syndicated loans required a valuation allowance to adjust their carrying amounts to the lower of amortized cost or fair value. The balance of commercial mortgage loans and syndicated loans held for sale measured at fair value on a nonrecurring basis was $101 million and $265 million, respectively, as of June 30, 2021, and are classified as Level 2 in the fair value hierarchy. See Note 1 for more information on the reinsurance transaction.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,576	$—	$983	$1,694	$2,677
Policy loans	840	—	840	—	840
Receivables	3,732	107	1,481	2,356	3,944
Restricted and segregated cash	1,617	1,617	—	—	1,617
Other investments and assets	415	—	380	37	417

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,143	$—	$—	$12,300	$12,300
Investment certificate reserves	5,743	—	—	5,740	5,740
Banking and brokerage deposits	12,054	12,054	—	—	12,054
Separate account liabilities — investment contracts	5,623	—	5,623	—	5,623
Debt and other liabilities	3,164	155	3,195	11	3,361

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,718	$—	$22	$2,852	$2,874
Policy loans	846	—	846	—	846
Receivables	3,563	147	1,258	2,398	3,803
Restricted and segregated cash	1,958	1,958	—	—	1,958
Other investments and assets	732	—	672	62	734

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,990	$—	$—	$11,686	$11,686
Investment certificate reserves	6,752	—	—	6,752	6,752
Banking and brokerage deposits	10,891	10,891	—	—	10,891
Separate account liabilities — investment contracts	5,406	—	5,406	—	5,406
Debt and other liabilities	3,214	205	3,253	11	3,469
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,688	$—	$5,688	$(3,970)	$(1,260)	$(409)	$49
OTC cleared	103	—	103	(50)	—	—	53
Exchange-traded	329	—	329	(101)	(198)	—	30
Total derivatives	6,120	—	6,120	(4,121)	(1,458)	(409)	132
Securities borrowed	107	—	107	(36)	—	(69)	2
Total	$6,227	$—	$6,227	$(4,157)	$(1,458)	$(478)	$134

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,501	$—	$5,501	$(3,862)	$(1,287)	$(315)	$37
OTC cleared	58	—	58	(25)	—	—	33
Exchange-traded	311	—	311	(91)	(165)	—	55
Total derivatives	5,870	—	5,870	(3,978)	(1,452)	(315)	125
Securities borrowed	147	—	147	(43)	—	(103)	1
Total	$6,017	$—	$6,017	$(4,021)	$(1,452)	$(418)	$126
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,368	$—	$4,368	$(3,970)	$(84)	$(301)	$13
OTC cleared	50	—	50	(50)	—	—	—
Exchange-traded	102	—	102	(101)	—	—	1
Total derivatives	4,520	—	4,520	(4,121)	(84)	(301)	14
Securities loaned	155	—	155	(36)	—	(115)	4
Total	$4,675	$—	$4,675	$(4,157)	$(84)	$(416)	$18

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,192	$—	$4,192	$(3,862)	$(1)	$(327)	$2
OTC cleared	25	—	25	(25)	—	—	—
Exchange-traded	95	—	95	(91)	—	—	4
Total derivatives	4,312	—	4,312	(3,978)	(1)	(327)	6
Securities loaned	205	—	205	(43)	—	(157)	5
Total	$4,517	$—	$4,517	$(4,021)	$(1)	$(484)	$11
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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2021			December 31, 2020
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts – net investment hedges	$105	$—	$1	$32	$—	$2
Total qualifying hedges	105	—	1	32	—	2

Derivatives not designated as hedging instruments
Interest rate contracts	80,070	1,417	558	77,951	1,755	734
Equity contracts	57,813	4,678	3,950	57,254	4,090	3,571
Credit contracts	1,733	1	7	2,297	2	1
Foreign exchange contracts	3,487	24	5	3,423	23	4
Total non-designated hedges	143,103	6,120	4,520	140,925	5,870	4,310

Embedded derivatives
GMWB and GMAB (4)	N/A	—	1,373	N/A	—	2,316
IUL	N/A	—	928	N/A	—	935
Fixed deferred indexed annuities	N/A	—	58	N/A	—	52
Structured variable annuities	N/A	—	214	N/A	—	70
SMC	N/A	—	6	N/A	—	8
Total embedded derivatives	N/A	—	2,579	N/A	—	3,381
Total derivatives	$143,208	$6,120	$7,100	$140,957	$5,870	$7,693
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.9 billion and $3.7 billion as of June 30, 2021 and December 31, 2020, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of June 30, 2021 included $1.5 billion of individual contracts in a liability position and $154 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2020 included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As of June 30, 2021 and December 31, 2020, investment securities with a fair value of $418 million and $325 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $418 million and $325 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2021 and December 31, 2020, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both June 30, 2021 and December 31, 2020, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2021
Interest rate contracts	$(23)	$—	$—	$—	$871	$—
Equity contracts	(1)	—	47	30	(304)	6
Credit contracts	—	—	1	—	(30)	—
Foreign exchange contracts	6	—	—	—	(5)	2
GMWB and GMAB embedded derivatives	—	—	—	—	(657)	—
IUL embedded derivatives	—	—	—	20	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(3)	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(100)	—
SMC embedded derivatives	—	—	—	—	—	—
Total gain (loss)	$(18)	$—	$48	$47	$(225)	$8

Six Months Ended June 30, 2021
Interest rate contracts	$(23)	$—	$(1)	$—	$(954)	$—
Equity contracts	—	1	80	55	(614)	12
Credit contracts	—	—	1	—	39	—
Foreign exchange contracts	6	—	—	—	6	(2)
GMWB and GMAB embedded derivatives	—	—	—	—	943	—
IUL embedded derivatives	—	—	—	11	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(8)	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(175)	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(17)	$—	$80	$58	$(755)	$10

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2020
Interest rate contracts	$—	$—	$—	$—	$60	$—
Equity contracts	(1)	5	87	63	(1,467)	13
Credit contracts	—	—	—	—	(43)	—
Foreign exchange contracts	(1)	—	—	—	5	1
GMWB and GMAB embedded derivatives	—	—	—	—	147	—
IUL embedded derivatives	—	—	—	(127)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(7)	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(16)	—
SMC embedded derivatives	—	(5)	—	—	—	—
Total gain (loss)	$(2)	$—	$87	$(71)	$(1,314)	$14

Six Months Ended June 30, 2020
Interest rate contracts	$(1)	$—	$2	$—	$2,575	$—
Equity contracts	(1)	(2)	(29)	(49)	526	(3)
Credit contracts	—	—	—	—	(79)	—
Foreign exchange contracts	—	—	—	—	49	(2)
GMWB and GMAB embedded derivatives	—	—	—	—	(2,366)	—
IUL embedded derivatives	—	—	—	37	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	5	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(13)	—
SMC embedded derivatives	—	2	—	—	—	—
Total gain (loss)	$(2)	$—	$(27)	$(7)	$692	$(5)
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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of June 30, 2021:

	Premiums Payable	Premiums Receivable
	(in millions)
2021 (1)	$78	$81
2022	205	205
2023	51	43
2024	138	25
2025	125	22
2026 - 2028	263	88
Total	$860	$464
(1) 2021 amounts represent the amounts payable and receivable for the period from July 1, 2021 to December 31, 2021.

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
For the three months and six months ended June 30, 2021 and 2020, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of June 30, 2021 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $0.5 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 15 years and relates to forecasted debt interest payments. See Note 14 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
Fair Value Hedges
The Company entered into and designated as a fair value hedge an interest rate swap to convert senior notes due 2020 from fixed rate debt to floating rate debt. The interest rate swap related to the senior notes due March 2020 was settled during the first quarter of 2020 when the debt was repaid. The swap had identical terms as the underlying debt being hedged. The Company recognized gains and losses on the derivatives and the related hedged items within interest and debt expense.
The Company has not had any fair value hedges since March 2020. The following table is a summary of the impact of derivatives designated as fair value hedges on the Consolidated Statements of Operations:

Six Months Ended June 30, 2020
(in millions)
Total interest and debt expense per Consolidated Statements of Operations	$87
Gain (loss) on interest rate contracts designated as fair value hedges:
Hedged items	$1
Derivatives designated as fair value hedges	(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended June 30, 2021 and 2020, the Company recognized a loss of $0.4 million and a gain of nil, respectively, in OCI. For the six months ended June 30, 2021 and 2020, the Company recognized a loss of $0.9 million and a gain of $5 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2021 and December 31, 2020, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $307 million and $326 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2021 and December 31, 2020 was $299 million and $324 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2021 and December 31, 2020 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $8 million and $2 million, respectively.
14.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2021			2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$336	$(65)	$271	$1,532	$(329)	$1,203
Reclassification of net (gains) losses on securities included in net income (2)	(1)	—	(1)	(4)	1	(3)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(163)	34	(129)	(637)	134	(503)
Net unrealized gains (losses) on securities	172	(31)	141	891	(194)	697
Foreign currency translation	2	—	2	(8)	—	(8)
Total other comprehensive income (loss)	$174	$(31)	$143	$883	$(194)	$689

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2021			2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(354)	$87	$(267)	$337	$(65)	$272
Reclassification of net (gains) losses on securities included in net income (2)	(51)	11	(40)	4	(1)	3
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	137	(29)	108	(129)	27	(102)
Net unrealized gains (losses) on securities	(268)	69	(199)	212	(39)	173
Defined benefit plans	37	(8)	29	—	—	—
Foreign currency translation	1	—	1	(42)	1	(41)
Total other comprehensive income (loss)	$(230)	$61	$(169)	$170	$(38)	$132
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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, April 1, 2021	$643	$5	$(175)	$(155)	$(1)	$317
OCI before reclassifications	142	—	—	2	—	144
Amounts reclassified from AOCI	(1)	—	—	—	—	(1)
Total OCI	141	—	—	2	—	143
Balance, June 30, 2021	$784	$5	$(175)	$(153)	$(1)	$460

Balance, January 1, 2021	$983	$5	$(204)	$(154)	$(1)	$629
OCI before reclassifications	(159)	—	29	1	—	(129)
Amounts reclassified from AOCI	(40)	—	—	—	—	(40)
Total OCI	(199)	—	29	1	—	(169)
Balance, June 30, 2021	$784	$5	$(175)	$(153)	$(1)	$460

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, April 1, 2020	$52	$6	$(138)	$(214)	$(1)	$(295)
OCI before reclassifications	700	—	—	(8)	—	692
Amounts reclassified from AOCI	(3)	—	—	—	—	(3)
Total OCI	697	—	—	(8)	—	689
Balance, June 30, 2020	$749	$6	$(138)	$(222)	$(1)	$394

Balance, January 1, 2020	$576	$6	$(138)	$(181)	$(1)	$262
OCI before reclassifications	170	—	—	(41)	—	129
Amounts reclassified from AOCI	3	—	—	—	—	3
Total OCI	173	—	—	(41)	—	132
Balance, June 30, 2020	$749	$6	$(138)	$(222)	$(1)	$394
For the six months ended June 30, 2021 and 2020, the Company repurchased a total of 3.4 million shares and 4.3 million shares, respectively, of its common stock for an aggregate cost of $813 million and $637 million, respectively. In August 2020, the Company’s Board of Directors authorized a repurchase of up to $2.5 billion for the repurchase of shares of the Company’s common stock through September 30, 2022. As of June 30, 2021, the Company had $1.5 billion remaining under the share repurchase authorization.
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
For the six months ended June 30, 2021 and 2020, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $58 million and $47 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2021 and 2020, the Company reacquired 0.8 million shares and 0.6 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $167 million and $110 million, respectively.
During the six months ended June 30, 2021 and 2020, the Company reissued 0.4 million and 0.5 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
15.  Income Taxes
The Company’s effective tax rate was 18.1% and (2.4%) for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was 15.4% and 18.0% for the six months ended June 30, 2021 and 2020, respectively.
The effective tax rate for the three months ended June 30, 2021 is lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits and dividends received deduction, partially offset by state income taxes, net of federal benefit. The effective tax rate for the six months ended June 30, 2021 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, incentive compensation, foreign tax credits, and the dividends received deduction, partially offset by state income taxes, net of federal benefit.

The Company had a negative tax rate of (2.4%) for the three months ended June 30, 2020. This negative tax rate was a result of an income tax expense applied to a pretax loss for the quarter ended June 30, 2020. The income tax expense was primarily due to the reversal of the net operating loss (“NOL”) benefit recorded in the quarter ended March 31, 2020. The Company was no longer forecasting a 2020 NOL due to strong equity market appreciation in the second quarter of 2020, which was a reversal of the equity market dislocation experienced in March of 2020. The NOL benefit reversal was partially offset by tax preferred items including low income housing tax credits for the three months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2020 was lower than the statutory rate as a result of tax preferred items including low income housing tax credits, partially offset by state income taxes, net of federal benefit.
The higher effective tax rate for the three months ended June 30, 2021 compared to June 30, 2020 is primarily the result of the prior period losses and income tax expense related to the NOL benefit reversal recorded in the quarter ended June 30, 2020. The lower

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
effective tax rate for the six months ended June 30, 2021 compared to June 30, 2020 is primarily the result of an increase in tax preferred items, including foreign tax credits and incentive compensation.

Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $16 million, net of federal benefit, which will expire beginning December 31, 2021.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $12 million, state deferred tax assets of $2 million and foreign deferred tax assets of $1 million; therefore a valuation allowance has been established. The valuation allowance was $15 million as of both June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021 and December 31, 2020, the Company had $124 million and $110 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $92 million and $80 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2021 and December 31, 2020, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $40 million to $50 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net decrease of $1 million in interest and penalties for the three and six months ended June 30, 2021, respectively. The Company recognized nil and a net increase of $1 million in interest and penalties for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had a payable of $9 million and $10 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The IRS is currently auditing the Company’s U.S. income tax returns for 2016, 2017 and 2018. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2019.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic or foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries regarding certain subjects, including from time to time: sales and distribution of mutual funds, exchange traded funds, annuities, equity and fixed income securities, real estate investment trusts, insurance products, and financial advice offerings, including managed accounts; wholesaler activity; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; and transaction monitoring systems and controls. The Company has cooperated and will continue to cooperate with the applicable regulators.

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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both June 30, 2021 and December 31, 2020, the estimated liability was $12 million. As of both June 30, 2021 and December 31, 2020, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
17.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
	(in millions, except per share amounts)
Numerator:
Net income	$591	$(539)		$1,028	$1,497

Denominator:
Basic: Weighted-average common shares outstanding	118.4	125.0		119.1	125.7
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.8	1.2		2.6	1.5
Diluted: Weighted-average common shares outstanding	121.2	126.2		121.7	127.2

Earnings per share:
Basic	$4.99	$(4.31)		$8.63	$11.91
Diluted	$4.88	$(4.31)	(1)	$8.45	$11.77
(1) Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.
The calculation of diluted earnings per share excludes the incremental effect of nil and 1.5 million options as of June 30, 2021 and 2020, respectively, due to their anti-dilutive effect.

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
Adjusted operating earnings is defined as adjusted operating net revenues less adjusted operating expenses. Adjusted operating net revenues and adjusted operating expenses exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual); the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization, and the reinsurance accrual; mean reversion related impacts (the impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; integration and restructuring charges; and the impact of consolidating CIEs. The market impact on non-traditional long-duration products includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
The following tables summarize selected financial information by segment and reconciles segment totals to those reported on the consolidated financial statements:

	June 30, 2021	December 31, 2020
	(in millions)
Advice & Wealth Management	$22,040	$21,266
Asset Management	9,220	8,406
Retirement & Protection Solutions	116,065	114,850
Corporate & Other	24,378	21,361
Total assets	$171,703	$165,883

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$1,980	$1,537	$3,859	$3,232
Asset Management	879	668	1,707	1,354
Retirement & Protection Solutions	808	755	1,595	1,514
Corporate & Other	119	131	258	280
Eliminations (1)(2)	(399)	(326)	(778)	(664)
Total segment adjusted operating net revenues	3,387	2,765	6,641	5,716
Net realized gains (losses)	10	(3)	67	(23)
Revenue attributable to consolidated investment entities	16	15	50	31
Market impact on non-traditional long-duration products, net	21	(66)	26	(11)
Mean reversion related impacts	1	1	1	—
Market impact of hedges on investments	(17)	—	(17)	—
Total net revenues per Consolidated Statements of Operations	$3,418	$2,712	$6,768	$5,713
(1) Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2021 and 2020 in each segment as follows: Advice & Wealth Management ($266 million and $208 million, respectively); Asset Management ($14 million and $13 million, respectively); Retirement & Protection Solutions ($118 million and $105 million, respectively); and Corporate & Other ($1 million and nil, respectively).
(2) Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2021 and 2020 in each segment as follows: Advice & Wealth Management ($516 million and $430 million, respectively); Asset Management ($27 million and $26 million, respectively); Retirement & Protection Solutions ($234 million and $209 million, respectively); and Corporate & Other ($1 million and $(1) million, respectively).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$423	$271	$812	$649
Asset Management	253	141	481	298
Retirement & Protection Solutions	182	222	365	389
Corporate & Other	(77)	(57)	(98)	(107)
Total segment adjusted operating earnings	781	577	1,560	1,229
Net realized gains (losses)	11	(2)	66	(22)
Net income (loss) attributable to consolidated investment entities	(2)	—	(3)	(2)
Market impact on non-traditional long-duration products, net	(87)	(1,113)	(483)	670
Mean reversion related impacts	42	14	98	(47)
Market impact of hedges on investments	(17)	—	(17)	—
Integration and restructuring charges	(7)	(2)	(7)	(3)
Pretax income per Consolidated Statements of Operations	$721	$(526)	$1,214	$1,825

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.2 trillion in assets under management and administration as of June 30, 2021. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected our business and operating environment driven by a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. In early 2020, we implemented a work-from-home protocol for virtually all of our employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. We are thoughtfully transitioning back to our office locations, where it is reasonable to do so, while complying with applicable health agencies’ guidelines and governmental orders. Though there are indications that the effects of the virus are lessening in some areas, COVID-19 continues to deeply impact other areas and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. Given the impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” of our 2020 10-K.
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

AMERIPRISE FINANCIAL, INC.
period amounts have been revised to conform to the current presentation. These changes have no impact on previously reported consolidated balance sheets or statements of operations, comprehensive income, stockholders equity, or cash flows.
On April 12, 2021, we signed a definitive agreement to acquire the European-based asset management business of BMO Financial Group for £615 million, or approximately $845 million (subject to customary and other closing adjustments as well as foreign currency spot rates in effect on the closing date that drive the approximate amount in U.S. dollars). The all-cash transaction is expected to add approximately $124 billion of assets under management (“AUM”) in Europe and is currently expected to close in the fourth quarter of 2021, subject to regulatory approvals in the relevant jurisdictions.
On June 2, 2021, we filed an application to convert Ameriprise Bank, FSB to a state-chartered industrial bank regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. We also filed an application to transition the FSB’s personal trust services business to a new limited purpose national trust bank regulated by the Office of the Comptroller of the Currency. If the applications are approved, the proposed changes are not expected to impact our long-term strategy for the bank and should enable us to continue our strong lineup of banking solutions, including deposits, credit cards, mortgages and securities-based lending to our wealth management clients without interruption.
On June 29, 2021, our life insurance companies, RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York (“RiverSource Life of New York”) signed an agreement to reinsure approximately $8.0 billion of fixed deferred and immediate annuity policies. The transaction, effective on July 1, 2021, with RiverSource Life closed on July 8, 2021. The transaction with RiverSource Life of New York is subject to regulatory approval.
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
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts, net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; mean reversion related impacts (the impact on variable annuity and variable universal life (“VUL”) products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as adjusted operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:
•Adjusted operating earnings per diluted share growth of 12% to 15%, and
•Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of over 30%.

AMERIPRISE FINANCIAL, INC.
The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net income (loss)	$591	$(539)	$4.88	$(4.31)	(3)
Add: Basic to diluted share conversion	—	—	—	0.04	(4)
Less: Net realized investment gains (losses) (1)	11	(2)	0.09	(0.02)
Add: Market impact on non-traditional long-duration products (1)	87	1,113	0.71	8.82
Add: Mean reversion related impacts (1)	(42)	(14)	(0.35)	(0.12)
Add: Market impact of hedges on investments (1)	17	—	0.14	—
Add: Integration/restructuring charges (1)	7	2	0.06	0.02
Less: Net income (loss) attributable to CIEs	(2)	—	(0.02)	—
Tax effect of adjustments (2)	(12)	(231)	(0.10)	(1.83)
Adjusted operating earnings	$639	$333	$5.27	$2.64

Weighted average common shares outstanding:
Basic	118.4	125.0
Diluted	121.2	126.2

			Per Diluted Share
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net income (loss)	$1,028	$1,497	$8.45	$11.77
Less: Net realized investment gains (losses) (1)	66	(22)	0.54	(0.17)
Add: Market impact on non-traditional long-duration products (1)	483	(670)	3.97	(5.27)
Add: Mean reversion related impacts (1)	(98)	47	(0.81)	0.37
Add: Market impact of hedges on investments (1)	17	—	0.14	—
Add: Integration/restructuring charges (1)	7	3	0.06	0.02
Less: Net income (loss) attributable to CIEs	(3)	(2)	(0.02)	(0.02)
Tax effect of adjustments (2)	(72)	126	(0.59)	0.99
Adjusted operating earnings	$1,302	$1,027	$10.70	$8.07

Weighted average common shares outstanding:
Basic	119.1	125.7
Diluted	121.7	127.2
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

AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended June 30,
	2021	2020
	(in millions)
Net income	$1,065	$2,503
Less: Adjustments (1)	(980)	371
Adjusted operating earnings	2,045	2,132

Total Ameriprise Financial, Inc. shareholders’ equity	5,924	6,190
Less: AOCI, net of tax	463	194
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,461	5,996
Less: Equity impacts attributable to CIEs	1	—
Adjusted operating equity	$5,460	$5,996

Return on equity, excluding AOCI	19.5%	41.7%
Adjusted operating return on equity, excluding AOCI (2)	37.5%	35.6%
(1) Adjustments reflect the sum of after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; mean reversion related impacts; the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 21%.
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
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three months ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
S&P 500
Daily average	4,182	2,927	43%	4,022	2,998	34%
Period end	4,298	3,100	39%	4,298	3,100	39%
Weighted Equity Index (“WEI”) (1)
Daily average	2,858	1,975	45%	2,761	2,042	35%
Period end	2,921	2,099	39%	2,921	2,099	39%
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
The following table presents detail regarding our AUM and AUA:

	June 30,		Change
	2021	2020
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$426.5	$314.8	$111.7	35%
Asset Management AUM	593.4	476.1	117.3	25
Corporate AUM	0.1	—	0.1	—
Eliminations	(42.0)	(31.8)	(10.2)	(32)
Total Assets Under Management	978.0	759.1	218.9	29
Total Assets Under Administration	233.3	187.7	45.6	24
Total AUM and AUA	$1,211.3	$946.8	$264.5	28%
Total AUM increased $218.9 billion, or 29%, to $978.0 billion as of June 30, 2021 compared to $759.1 billion as of June 30, 2020 due to a $111.7 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $117.3 billion increase in Asset Management AUM driven by market appreciation and continued improvement in net flows, partially offset by retail fund distributions. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended June 30, 2021 and 2020
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$2,251	$1,702	$549	32%
Distribution fees	452	375	77	21
Net investment income	278	305	(27)	(9)
Premiums, policy and contract charges	364	272	92	34
Other revenues	75	76	(1)	(1)
Total revenues	3,420	2,730	690	25
Banking and deposit interest expense	2	18	(16)	(89)
Total net revenues	3,418	2,712	706	26
Expenses
Distribution expenses	1,233	940	293	31
Interest credited to fixed accounts	124	262	(138)	(53)
Benefits, claims, losses and settlement expenses	404	1,467	(1,063)	(72)
Amortization of deferred acquisition costs	63	(248)	311	NM
Interest and debt expense	43	41	2	5
General and administrative expense	830	776	54	7
Total expenses	2,697	3,238	(541)	(17)
Pretax income (loss)	721	(526)	1,247	NM
Income tax provision	130	13	117	NM
Net income (loss)	$591	$(539)	$1,130	NM
NM Not Meaningful.
Overall
Pretax income increased $1.2 billion to $721 million for the three months ended June 30, 2021 compared to pretax loss of $526 million for the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was an expense of $87 million for the three months ended June 30, 2021 compared to an expense of $1.1 billion for the prior year period.
•A favorable impact from higher average equity markets for the three months ended June 30, 2021 compared to the prior year period.
•A favorable impact from continued client net inflows from Advice & Wealth Management and Asset Management.
•The mean reversion related impact was a benefit of $42 million for the three months ended June 30, 2021 compared to a benefit of $14 million for the prior year period.
Net Revenues
Net revenues increased $706 million, or 26%, to $3.4 billion for the three months ended June 30, 2021 compared to $2.7 billion for the prior year period.
Management and financial advice fees increased $549 million, or 32%, to $2.3 billion for the three months ended June 30, 2021 compared to $1.7 billion for the prior year period reflecting higher average equity markets and higher wrap account net inflows.
Distribution fees increased $77 million, or 21%, to $452 million for the three months ended June 30, 2021 compared to $375 million for the prior year period due to increased transactional activity and higher average equity markets.
Net investment income decreased $27 million, or 9%, to $278 million for the three months ended June 30, 2021 compared to $305 million for the prior year period primarily reflecting the following items:
•Net realized investment gains of $11 million, for the three months ended June 30, 2021 compared to net realized investment losses of $3 million for the prior year period. Net realized investment gains for the three months ended June 30, 2021 included net

AMERIPRISE FINANCIAL, INC.
realized gains of $14 million on Available-for-Sale securities due to sales, calls, and tenders, which was mostly offset by a $13 million loss associated with certain Available-for-Sale securities for which we have the intent to sell. Also included in net realized investment gains was a $13 million net gain primarily related to commercial mortgage loans and syndicated loans, reflecting reductions in the allowance for credit losses partially offset by the recording of a valuation allowance related to loans reclassified to held for sale. Net realized investment losses for the three months ended June 30, 2020 included a $4 million increase in the allowance for credit losses for Available-for-Sale securities and financing receivables.
•A $17 million unfavorable change in the market impact of hedges to offset interest rate and currency changes on certain investments.
•The unfavorable impact of continued low interest rates, including lower investment yields on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products.
Premiums, policy and contract charges increased $92 million, or 34% to $364 million for the three months ended June 30, 2021 compared to $272 million for the prior year primarily reflecting a favorable change in unearned revenue amortization and the reinsurance accrual offset to the market impact on IUL benefits.
Banking and deposit interest expense decreased $16 million, or 89%, to $2 million for the three months ended June 30, 2021 compared to $18 million due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses decreased $541 million, or 17%, to $2.7 billion for the three months ended June 30, 2021 compared to $3.2 billion for the prior year period.
Distribution expenses increased $293 million, or 31%, to $1.2 billion for the three months ended June 30, 2021 compared to $940 million for the prior year period reflecting higher advisor compensation due to an increase in average wrap account balances and increased transactional activity.
Interest credited to fixed accounts decreased $138 million, or 53%, to $124 million for the three months ended June 30, 2021 compared to $262 million for the prior year period primarily reflecting the following items:
•A $180 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $13 million for the three months ended June 30, 2021 compared to an unfavorable impact of $193 million for the prior year period.
•A $49 million increase in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $50 million for the three months ended June 30, 2021 compared to a benefit of $99 million for the prior year period. The increase in expense was primarily due to a decrease in the IUL embedded derivative in the prior year period, which reflected lower option costs due to lower credit spreads.
Benefits, claims, losses and settlement expenses decreased $1.1 billion to $404 million for the three months ended June 30, 2021 compared to a benefit of $1.5 billion for the prior year period primarily reflecting the following items:
•A $1.0 billion decrease in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of $63 million for the three months ended June 30, 2021 was driven by changes in the undiscounted embedded derivative liability compared to an unfavorable impact of $953 million for the prior year period primarily as a result of the nonperformance credit spread decreasing by 115 basis points in the prior year quarter due to improvement in credit markets following market volatility related to the COVID-19 pandemic. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•A $77 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of a favorable $2.0 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by an unfavorable $1.9 billion change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended June 30, 2021 compared to the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended June 30, 2021 compared to a benefit for the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended June 30, 2021 compared to a benefit for the prior year period.

AMERIPRISE FINANCIAL, INC.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a lower net benefit for the three months ended June 30, 2021 compared to the prior year period.
•The mean reversion related impact was a benefit of $25 million for the three months ended June 30, 2021 compared to an expense of $5 million for the prior year period.
Amortization of DAC increased $311 million to $63 million for the three months ended June 30, 2021 compared to a benefit of $248 million for the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on non-traditional long-duration products was an expense of $5 million for the three months ended June 30, 2021 compared to a benefit of $265 million for the prior year period.
•The mean reversion related impact was a benefit of $16 million for the three months ended June 30, 2021 compared to a benefit of $18 million for the prior year period.
•A higher level of normalized amortization due to the growth of variable annuities and unlocked market and policyholder assumptions in the prior year.
General and administrative expense increased $54 million, or 7%, to $830 million for the three months ended June 30, 2021 compared to $776 million for the prior year period primarily reflecting higher volume related expenses, an unfavorable foreign exchange impact and higher performance-based compensation.
Income Taxes
Our effective tax rate was 18.1% for the three months ended June 30, 2021 compared to (2.4)% for the prior year period. The higher effective tax rate for the three months ended June 30, 2021 compared to the prior year period is primarily the result of the net operating loss benefit reversal in the prior year period. See Note 15 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended June 30, 2021 and 2020
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 18 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
 The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2021	2020
	(in millions)
Advice & Wealth Management
Net revenues	$1,980	$1,537
Expenses	1,557	1,266
Adjusted operating earnings	$423	$271
Asset Management
Net revenues	$879	$668
Expenses	626	527
Adjusted operating earnings	$253	$141
Retirement & Protection Solutions
Net revenues	$808	$755
Expenses	626	533
Adjusted operating earnings	$182	$222
Corporate & Other
Net revenues	$119	$131
Expenses	196	188
Adjusted operating loss	$(77)	$(57)

AMERIPRISE FINANCIAL, INC.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2021	2020
	(in billions)
Beginning balance	$399.8	$275.5
Net flows (1)	10.0	5.6
Market appreciation (depreciation) and other (1)	20.2	36.5
Ending balance	$430.0	$317.6

Advisory wrap account assets ending balance (2)	$425.2	$313.9
Average advisory wrap account assets (3)	$407.7	$290.9
(1) Beginning in the first quarter of 2021, wrap net flows is calculated including dividends and interest less fees, which were previously recorded in Market appreciation (depreciation) and other. Net flows excludes short-term and long-term capital gain distributions. Prior periods have been restated.
(2) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(3) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended June 30, 2021 and 2020.
Wrap account assets increased $30.2 billion, or 8%, during the three months ended June 30, 2021 due to net inflows of $10.0 billion and market appreciation of $20.2 billion. Average advisory wrap account assets increased $116.8 billion, or 40%, compared to the prior year period reflecting market appreciation and net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$1,299	$969	$330	34%
Distribution fees	562	453	109	24
Net investment income	63	77	(14)	(18)
Other revenues	58	56	2	4
Total revenues	1,982	1,555	427	27
Banking and deposit interest expense	2	18	(16)	(89)
Total net revenues	1,980	1,537	443	29
Expenses
Distribution expenses	1,194	913	281	31
Interest and debt expense	2	3	(1)	(33)
General and administrative expense	361	350	11	3
Total expenses	1,557	1,266	291	23
Adjusted operating earnings	$423	$271	$152	56%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $152 million, or 56%, to $423 million for the three months ended June 30, 2021 compared to $271 million for the prior year period reflecting higher average wrap account balances due to net inflows and market appreciation and improved transactional activity. Pretax adjusted operating margin was 21.4% for the three months ended June 30, 2021 compared to 17.6% for the prior year period.
Ameriprise Bank, FSB has continued to add deposits, with $8.7 billion of cash sweep balances as of June 30, 2021. In the fourth quarter of 2020, we acquired $224 million in an existing portfolio of brokerage client pledged asset lines of credit which has grown to over $350 million as of June 30, 2021.

AMERIPRISE FINANCIAL, INC.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $443 million, or 29%, to $2.0 billion for the three months ended June 30, 2021 compared to $1.5 billion for the prior year period. Adjusted operating net revenue per advisor increased to $197,000 for the three months ended June 30, 2021, up 27%, compared to $155,000 for the prior year period.
Management and financial advice fees increased $330 million, or 34%, to $1.3 billion for the three months ended June 30, 2021 compared to $1.0 billion for the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $116.8 billion, or 40%, compared to the prior year period reflecting market appreciation and net inflows.
Distribution fees increased $109 million, or 24%, to $562 million for the three months ended June 30, 2021 compared to $453 million for the prior year period reflecting increased transactional activity and higher average equity markets.
Net investment income, which excludes net realized investment gains or losses, decreased $14 million, or 18%, to $63 million for the three months ended June 30, 2021 compared to $77 million for the prior year period primarily due to lower certificate balances and the unfavorable impact of continued low interest rates, including lower investment yields on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products, partially offset by higher average invested assets due to increased bank deposits.
Banking and deposit interest expense decreased $16 million, or 89%, to $2 million for the three months ended June 30, 2021 compared to $18 million for the prior year period primarily due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $291 million, or 23%, to $1.6 billion for the three months ended June 30, 2021 compared to $1.3 billion for the prior year period.
Distribution expenses increased $281 million, or 31%, to $1.2 billion for the three months ended June 30, 2021 compared to $913 million for the prior year period reflecting higher asset-based advisor compensation from higher wrap account assets and increased transactional activity.
General and administrative expense increased $11 million, or 3%, to $361 million for the three months ended June 30, 2021 compared to $350 million for the prior year period primarily due to higher volume related expenses and higher performance-based compensation expenses.
Asset Management
The following tables present the fund performance of our retail Columbia Threadneedle Investments funds as of June 30, 2021:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted	1 year	3 year	5 year	10 year
Equity	61%	87%	87%	88%
Fixed Income	87%	73%	91%	90%
Asset Allocation	39%	88%	95%	89%

4- or 5-star Morningstar rated funds	Overall	3 year	5 year	10 year
Number of rated funds	110	100	98	88
Percent of rated assets	71%	64%	63%	73%
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

AMERIPRISE FINANCIAL, INC.

The following table presents global managed assets by type:					Average (1)		Change
	As of June 30,		Change		Three Months Ended June 30,
	2021	2020			2021	2020
	(in billions)
Equity	$339.0	$251.4	$87.6	35%	$330.8	$235.8	$95.0	40%
Fixed income	203.1	183.1	20.0	11	200.2	179.0	21.2	12
Money market	5.5	5.0	0.5	10	5.8	5.1	0.7	14
Alternative	3.9	3.1	0.8	26	3.8	3.0	0.8	27
Hybrid and other	41.9	33.5	8.4	25	41.2	33.4	7.8	23
Total managed assets	$593.4	$476.1	$117.3	25%	$581.8	$456.3	$125.5	28%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Three Months Ended June 30,
	2021	2020
	(in billions)
Global Retail Funds
Beginning assets	$340.2	$239.0
Inflows	19.4	15.9
Outflows	(17.1)	(14.2)
Net VP/VIT fund flows	(1.0)	(0.6)
Net new flows	1.3	1.1
Reinvested dividends	2.9	2.0
Net flows	4.2	3.1
Distributions	(3.3)	(2.3)
Market appreciation (depreciation) and other	18.1	34.3
Foreign currency translation (1)	0.3	—
Total ending assets	359.5	274.1

Global Institutional
Beginning assets	223.9	187.2
Inflows (2)	9.3	6.4
Outflows (2)	(6.8)	(6.9)
Net flows	2.5	(0.5)
Market appreciation (depreciation) and other (3)	7.1	15.7
Foreign currency translation (1)	0.4	(0.4)
Total ending assets	233.9	202.0
Total managed assets	$593.4	$476.1

Total net flows	$6.7	$2.6

Legacy insurance partners net flows (4)	$(1.4)	$(1.3)
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

AMERIPRISE FINANCIAL, INC.
The United Kingdom’s (“U.K.”) and the European Union’s (“EU”) trade and cooperation agreement did not include cross-border financial services. As a result, our U.K. asset management business is no longer able to market its services into the EU on a passporting basis and must now comply with local EU and country requirements as a non-EU firm, which includes leveraging our Luxembourg-based management company affiliate to provide services and marketing to EU clients and investors. As a result, the full impact of Brexit remains uncertain.
Total segment AUM increased $29.3 billion, or 5%, during the three months ended June 30, 2021. Net inflows were $6.7 billion in the second quarter of 2021, a $4.1 billion increase compared to the prior year period. Global retail net inflows were $4.2 billion. Global institutional net inflows were $2.5 billion and included $1.4 billion of outflows from legacy insurance partners assets.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$758	$570	$188	33%
Distribution fees	118	96	22	23
Net investment income	2	1	1	NM
Other revenues	1	1	—	—
Total revenues	879	668	211	32
Banking and deposit interest expense	—	—	—	—
Total net revenues	879	668	211	32
Expenses
Distribution expenses	282	220	62	28
Amortization of deferred acquisition costs	3	3	—	—
Interest and debt expense	1	1	—	—
General and administrative expense	340	303	37	12
Total expenses	626	527	99	19
Adjusted operating earnings	$253	$141	$112	79%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $112 million, or 79%, to $253 million for the three months ended June 30, 2021 compared to $141 million for the prior year period primarily due to a higher level of average AUM from market appreciation and net inflows.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $211 million, or 32%, to $879 million for the three months ended June 30, 2021 compared to $668 million for the prior year period.
Management and financial advice fees increased $188 million, or 33%, to $758 million for the three months ended June 30, 2021 compared to $570 million for the prior year period primarily due to higher average equity markets, the impact from net inflows and the impact of foreign exchange rates.
Distribution fees increased $22 million, or 23%, to $118 million for the three months ended June 30, 2021 compared to $96 million for the prior year period primarily due to higher average equity markets.
Expenses
Total expenses increased $99 million, or 19%, to $626 million for the three months ended June 30, 2021 compared to $527 million for the prior year period.
Distribution expenses increased $62 million, or 28%, to $282 million for the three months ended June 30, 2021 compared to $220 million for the prior year period reflecting higher average equity markets.
General and administrative expense increased $37 million, or 12%, to $340 million for the three months ended June 30, 2021 compared to $303 million for the prior year period primarily reflecting higher performance-based compensation expenses related to stronger business performance and the impact of foreign exchange rates.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$234	$200	$34	17%
Distribution fees	122	106	16	15
Net investment income	127	129	(2)	(2)
Premiums, policy and contract charges	325	320	5	2
Total revenues	808	755	53	7
Banking and deposit interest expense	—	—	—	—
Total net revenues	808	755	53	7
Expenses
Distribution expenses	134	111	23	21
Interest credited to fixed accounts	98	97	1	1
Benefits, claims, losses and settlement expenses	241	212	29	14
Amortization of deferred acquisition costs	70	30	40	NM
Interest and debt expense	9	11	(2)	(18)
General and administrative expense	74	72	2	3
Total expenses	626	533	93	17
Adjusted operating earnings	$182	$222	$(40)	(18)%
NM Not Meaningful.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts, net of hedges and the related DSIC and DAC amortization, unearned amortization and the reinsurance accrual), and mean reversion related impacts, decreased $40 million, or 18%, to $182 million for the three months ended June 30, 2021 compared to $222 million for the prior year period.
RiverSource variable annuity account balances increased 17% to $90.5 billion as of June 30, 2021 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.8 billion. Variable annuity sales increased 88% compared to the prior year period reflecting an increase in sales of structured variable annuities launched in 2020. Sales of variable annuities without living benefit guarantees comprised 66% of total variable annuity sales for the three months ended June 30, 2021 compared to 51% for the prior year period. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Management and financial advice fees increased $34 million, or 17%, to $234 million for the three months ended June 30, 2021 compared to $200 million for the prior year period primarily due to market appreciation, partially offset by variable annuity net outflows.
Distribution fees increased $16 million, or 15%, to $122 million for the three months ended June 30, 2021 compared to $106 million for the prior year period due to higher average equity markets.
Expenses
Distribution expenses increased $23 million, or 21%, to $134 million for the three months ended June 30, 2021 compared to $111 million for the prior year period primarily reflecting higher average equity markets and increased variable annuity and insurance sales.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity contracts (net of hedges and the related DSIC amortization), mean reversion related impacts and the DSIC offset to net realized investment gains or losses, increased $29 million, or 14%, to $241 million for the three months ended June 30, 2021 compared to $212 million for the prior year period primarily reflecting higher reserve funding as surrenders and withdrawals returned to more normalized levels versus the historically low levels experienced in the prior year period.

AMERIPRISE FINANCIAL, INC.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity contracts and IUL contracts and the DAC offset to net realized investment gains or losses, increased $40 million to $70 million for the three months ended June 30, 2021 compared to $30 million for the prior year period primarily reflecting the higher level of normalized amortization.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2021	2020
	(in millions)
Revenues
Net investment income	$79	$88	$(9)	(10)%
Premiums, policy and contract charges	25	25	—	—
Other revenues	16	19	(3)	(16)
Total revenues	120	132	(12)	(9)
Banking and deposit interest expense	1	1	—	—
Total net revenues	119	131	(12)	(9)
Expenses
Distribution expenses	(2)	(2)	—	—
Interest credited to fixed accounts	62	64	(2)	(3)
Benefits, claims, losses and settlement expenses	54	42	12	29
Amortization of deferred acquisition costs	2	3	(1)	(33)
Interest and debt expense	17	16	1	6
General and administrative expense	63	65	(2)	(3)
Total expenses	196	188	8	4
Adjusted operating loss	$(77)	$(57)	$(20)	(35)%
Our Corporate & Other segment includes our closed blocks of long term care (“LTC”) insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $20 million, or 35%, to $77 million for the three months ended June 30, 2021 compared to $57 million for the prior year period primarily reflecting higher claims in LTC insurance and lower investment income, including a $7 million impairment in our affordable housing partnerships.
LTC insurance had pretax adjusted operating earnings of $3 million for the three months ended June 30, 2021 compared to pretax adjusted operating earnings of $17 million for the prior year period reflecting the return to more normalized results compared to the COIVD-19 related impacts in the year ago period.
FA business had a pretax adjusted operating loss of $6 million for the three months ended June 30, 2021 compared to a pretax adjusted operating earnings of $3 million for the prior year period reflecting the low interest rate impact on spread income.
RiverSource fixed deferred annuity account balances declined 4% to $7.8 billion as of June 30, 2021 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities and fixed index annuities due to the low interest rate environment as well as our strategic decisions regarding our fixed annuity business.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $9 million, or 10%, to $79 million for the three months ended June 30, 2021 compared to $88 million for the prior year period primarily reflecting lower average invested assets due to fixed annuity net outflows and lower portfolio yields, as well as a $7 million impairment in our affordable housing partnerships.

AMERIPRISE FINANCIAL, INC.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, increased $12 million, or 29%, to $54 million for the three months ended June 30, 2021 compared to $42 million for the prior year period primarily reflecting the impacts from COVID-19 on LTC insurance in the prior year period.
Consolidated Results of Operations for the Six Months Ended June 30, 2021 and 2020
The following table presents our consolidated results of operations:

	Six Months Ended June 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$4,353	$3,472	$881	25%
Distribution fees	910	839	71	8
Net investment income	655	633	22	3
Premiums, policy and contract charges	711	667	44	7
Other revenues	146	145	1	1
Total revenues	6,775	5,756	1,019	18
Banking and deposit interest expense	7	43	(36)	(84)
Total net revenues	6,768	5,713	1,055	18
Expenses
Distribution expenses	2,408	1,935	473	24
Interest credited to fixed accounts	283	353	(70)	(20)
Benefits, claims, losses and settlement expenses	1,057	(280)	1,337	NM
Amortization of deferred acquisition costs	68	264	(196)	(74)
Interest and debt expense	85	87	(2)	(2)
General and administrative expense	1,653	1,529	124	8
Total expenses	5,554	3,888	1,666	43
Pretax income	1,214	1,825	(611)	(33)
Income tax provision	186	328	(142)	(43)
Net income	$1,028	$1,497	$(469)	(31)%
NM Not Meaningful.
Overall
Pretax income decreased $611 million, or 33%, to $1.2 billion for the six months ended June 30, 2021 compared to $1.8 billion for the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was an expense of $483 million for the six months ended June 30, 2021 compared to a benefit of $670 million for the prior year period.
•A negative impact of $78 million in the Advice & Wealth Management segment from lower short-term interest rates.
•A positive impact from higher average equity markets during the six months ended June 30, 2021 compared to the prior year period.
•The mean reversion related impact was a benefit of $98 million for the six months ended June 30, 2021 compared to an expense of $47 million for the prior year period.
•A positive impact from higher client net inflows and higher transactional activity during the six months ended June 30, 2021 compared to the prior year period.
Net Revenues
Net revenues increased $1.1 billion, or 18%, to $6.8 billion for the six months ended June 30, 2021 compared to $5.7 billion for the prior year period.
Management and financial advice fees increased $881 million, or 25%, to $4.4 billion for the six months ended June 30, 2021 compared to $3.5 billion for the prior year period reflecting higher average equity markets and higher wrap account net inflows and an unfavorable $19 million performance fee correction in the prior year period.

AMERIPRISE FINANCIAL, INC.
Distribution fees increased $71 million, or 8%, to $910 million for the six months ended June 30, 2021 compared to $839 million due to higher average equity markets and increased transactional activity, partially offset by $55 million of lower fees on off-balance sheet brokerage cash primarily due to a decrease in short-term interest rates.
Net investment income increased $22 million, or 3%, to $655 million for the six months ended June 30, 2021 compared to $633 million for the prior year period primarily reflecting:
•Net realized investment gains of $65 million for the six months ended June 30, 2021 compared to net realized investment losses of $22 million for the prior year period. Net realized investment gains for the six months ended June 30, 2021 included a $15 million gain on a strategic investment and net realized gains of $64 million on Available-for-Sale securities due to sales, calls, and tenders, partially offset by a $13 million loss associated with certain Available-for-Sale securities for which we have the intent to sell. Also included in net realized investment gains was a $16 million net gain related to commercial mortgage loans and syndicated loans, primarily reflecting reductions in the allowance for credit losses partially offset by the recording of a valuation allowance related to loans reclassified to held for sale. Net realized investment losses for the six months ended June 30, 2020 included a $27 million increase in allowance for credit losses for Available-for-Sale securities and financing receivables.
•An increase of $20 million in net investment income of CIEs
•The unfavorable impact of continued low interest rates, including lower investment yields on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products.
•A $17 million unfavorable change in the market impact of hedges to offset interest rate and currency changes on certain investments.
Premiums, policy and contract charges increased $44 million, or 7% to $711 million for the six months ended June 30, 2021 compared to $667 million primarily reflecting a favorable change in unearned revenue amortization and the reinsurance accrual offset to the market impact on IUL benefits, partially offset by lower sales of immediate annuities with a life contingent feature.
Banking and deposit interest expense decreased $36 million, or 84%, to $7 million for the six months ended June 30, 2021 compared to $43 million due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $1.7 billion, or 43%, to $5.6 billion for the six months ended June 30, 2021 compared to $3.9 billion for the prior year period.
Distribution expenses increased $473 million, or 24%, to $2.4 billion for the six months ended June 30, 2021 compared to $1.9 billion for the prior year period reflecting higher advisor compensation due to an increase in average wrap account balances and increased transactional activity.
Interest credited to fixed accounts decreased $70 million, or 20%, to $283 million for the six months ended June 30, 2021 compared to $353 million for the prior year period primarily reflecting the following items:
•A $55 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $14 million for the six months ended June 30, 2021 compared to a favorable impact of $41 million for the prior year period.
•A $119 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $52 million for the six months ended June 30, 2021 compared to an expense of $67 million for the prior year period. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected lower option costs due to higher discount rates compared to an increase in the IUL embedded derivative in the prior year period, which reflected higher option costs due to lower discount rates.
Benefits, claims, losses and settlement expenses increased $1.3 billion to $1.1 billion for the six months ended June 30, 2021 compared to a benefit of $280 million for the prior year period primarily reflecting the following items:
•A $795 million increase in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $162 million for the six months ended June 30, 2021 and was driven by changes in the undiscounted embedded derivative liability compared to a favorable impact of $633 million for the prior year period. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease
•A $649 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $4.6 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by a favorable $3.9 billion change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:

AMERIPRISE FINANCIAL, INC.
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the six months ended June 30, 2021 compared to a benefit in the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the six months ended June 30, 2021 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the six months ended June 30, 2021 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net benefit for the six months ended June 30, 2021 compared to a net expense for the prior year period.
•The mean reversion related impact was a benefit of $59 million for the six months ended June 30, 2021 compared to an expense of $29 million for the prior year period.
•A decrease in LTC claims reflecting fewer LTC clients entering nursing homes as well as increased mortality-related client terminations due to COVID-19.
•A $13 million decrease in reserves for immediate annuities with a life contingent feature primarily due to lower sales. This impact is offset by a decrease in premiums.
Amortization of DAC decreased $196 million, or 74%, to $68 million for the six months ended June 30, 2021 compared to $264 million for the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $40 million for the six months ended June 30, 2021 compared to an expense of $152 million for the prior year period.
•The mean reversion related impact was a benefit of $38 million for the six months ended June 30, 2021 compared to an expense of $18 million for the prior year period.
General and administrative expense increased $124 million, or 8%, to $1.7 billion for the six months ended June 30, 2021 compared to $1.5 billion for the prior year period primarily reflecting higher performance related compensation, higher expenses from CIEs, and an unfavorable foreign exchange impact, partially offset by disciplined expense management and reengineering.
Income Taxes
Our effective tax rate was 15.4% for the six months ended June 30, 2021 compared to 18.0% for the prior year period. The lower effective tax rate for the six months ended June 30, 2021 compared to June 30, 2020 is primarily the result of an increase in tax preferred items, including foreign tax credits and incentive compensation, partially offset by lower income in the quarter relative to income expected for the full year. See Note 15 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Six Months Ended June 30, 2021 and 2020
The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2021	2020
	(in millions)
Advice & Wealth Management
Net revenues	$3,859	$3,232
Expenses	3,047	2,583
Adjusted operating earnings	$812	$649
Asset Management
Net revenues	$1,707	$1,354
Expenses	1,226	1,056
Adjusted operating earnings	$481	$298
Retirement & Protection Solutions
Net revenues	$1,595	$1,514
Expenses	1,230	1,125
Adjusted operating earnings	$365	$389
Corporate & Other
Net revenues	$258	$280
Expenses	356	387
Adjusted operating loss	$(98)	$(107)

AMERIPRISE FINANCIAL, INC.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2021	2020
	(in billions)
Beginning balance	$380.0	$317.5
Net flows (1)	20.4	12.3
Market appreciation (depreciation) and other (1)	29.6	(12.2)
Ending balance	$430.0	$317.6

Advisory wrap account assets ending balance (2)	$425.2	$313.9
Average advisory wrap account assets (3)	$393.5	$301.0
(1) Beginning in the first quarter of 2021, wrap net flows is calculated including dividends and interest less fees which were previously recorded in Market appreciation (depreciation) and other. Net flows excludes short-term and long-term capital gain distributions. Prior periods have been restated.
(2) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(3) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the six months ended June 30, 2021 and 2020.
Wrap account assets increased $50.0 billion, or 13%, during the six months ended June 30, 2021 due to net inflows of $20.4 billion and market appreciation and other of $29.6 billion. Average advisory wrap account assets increased $92.5 billion, or 31%, compared to the prior year period primarily reflecting market appreciation and net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$2,504	$1,993	$511	26%
Distribution fees	1,121	1,001	120	12
Net investment income	127	177	(50)	(28)
Other revenues	114	104	10	10
Total revenues	3,866	3,275	591	18
Banking and deposit interest expense	7	43	(36)	(84)
Total net revenues	3,859	3,232	627	19
Expenses
Distribution expenses	2,329	1,883	446	24
Interest and debt expense	5	5	—	—
General and administrative expense	713	695	18	3
Total expenses	3,047	2,583	464	18
Adjusted operating earnings	$812	$649	$163	25%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $163 million, or 25%, to $812 million for the six months ended June 30, 2021 compared to $649 million for the prior year period due to higher average wrap account balances and increased transactional activity, partially offset by lower earnings on brokerage cash as a result of low interest rates. Pretax adjusted operating margin was 21.0% for the for the six months ended June 30, 2021 compared to 20.1% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $627 million, or 19%, to $3.9 billion for the six months ended June 30, 2021 compared to $3.2 billion for the prior year period .
Management and financial advice fees increased $511 million, or 26%, to $2.5 billion for the six months ended June 30, 2021 compared to $2.0 billion for the prior year period primarily due to growth in average wrap account assets. Average advisory wrap

AMERIPRISE FINANCIAL, INC.
account assets increased $92.5 billion, or 31%, compared to the prior year period primarily reflecting market appreciation and net inflows.
Distribution fees increased $120 million, or 12%, to $1.1 billion for the six months ended June 30, 2021 compared to $1.0 billion for the prior year period reflecting increased transactional activity and higher average equity markets, partially offset by $55 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates.
Net investment income, which excludes net realized investment gains or losses, decreased $50 million, or 28%, to $127 million for the six months ended June 30, 2021 compared to $177 million for the prior year period primarily due to lower certificate balances and the unfavorable impact of continued low interest rates, including lower investment yields on the investment portfolio supporting the certificates and on-balance sheet brokerage cash products, partially offset by higher average invested assets due to increased bank deposits.
Banking and deposit interest expense decreased $36 million, or 84%, to $7 million for the six months ended June 30, 2021 compared to $43 million for the prior year period primarily due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $464 million, or 18%, to $3.0 billion for the six months ended June 30, 2021 compared to $2.6 billion for the prior year period.
Distribution expenses increased $446 million, to $2.3 billion for the six months ended June 30, 2021 compared to $1.9 billion for the prior year period reflecting higher asset-based advisor compensation from higher wrap account assets and increased investments in recruiting experienced advisors.
General and administrative expense increased $18 million, or 3%, to $713 million for the six months ended June 30, 2021 compared to $695 million for the prior year period primarily due to higher volume related expenses and higher performance-based compensation expenses.
Asset Management

The following table presents global managed assets by type:					Average (1)		Change
	As of June 30,		Change		Six Months Ended June 30,
	2021	2020			2021	2020
	(in billions)
Equity	$339.0	$251.4	$87.6	35%	$319.8	$245.7	$74.1	30%
Fixed income	203.1	183.1	20.0	11	198.5	180.9	17.6	10
Money market	5.5	5.0	0.5	10	5.9	4.9	1.0	20
Alternative	3.9	3.1	0.8	26	3.8	3.1	0.7	23
Hybrid and other	41.9	33.5	8.4	25	40.2	34.5	5.7	17
Total managed assets	$593.4	$476.1	$117.3	25%	$568.2	$469.1	$99.1	21%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Six Months Ended June 30,
	2021	2020
	(in billions)
Global Retail Funds
Beginning assets	$323.5	$287.5
Inflows	41.9	33.3
Outflows	(34.7)	(34.2)
Net VP/VIT fund flows	(2.0)	(1.4)
Net new flows	5.2	(2.3)
Reinvested dividends	3.6	2.4
Net flows	8.8	0.1
Distributions	(4.2)	(2.9)
Market appreciation (depreciation) and other	31.3	(9.2)
Foreign currency translation (1)	0.1	(1.4)
Total ending assets	359.5	274.1

Global Institutional
Beginning assets	223.1	206.7
Inflows (2)	17.1	15.0
Outflows (2)	(14.3)	(14.9)
Net flows	2.8	0.1
Market appreciation (depreciation) and other (3)	7.3	(0.9)
Foreign currency translation (1)	0.7	(3.9)
Total ending assets	233.9	202.0

Total managed assets	$593.4	$476.1
Total net flows	$11.6	$0.2

Legacy insurance partners net flows (4)	$(2.6)	$(1.9)
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
Total segment AUM increased $46.8 billion, or 9%, during the six months ended June 30, 2021. Net flows were $11.6 billion for the six months ended June 30, 2021, an $11.4 billion improvement compared to the prior year period.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$1,471	$1,153	$318	28%
Distribution fees	232	199	33	17
Net investment income	3	1	2	NM
Other revenues	1	1	—	—
Total revenues	1,707	1,354	353	26
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,707	1,354	353	26
Expenses
Distribution expenses	550	451	99	22
Amortization of deferred acquisition costs	6	6	—	—
Interest and debt expense	2	2	—	—
General and administrative expense	668	597	71	12
Total expenses	1,226	1,056	170	16
Adjusted operating earnings	$481	$298	$183	61%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $183 million, or 61%, to $481 million for the six months ended June 30, 2021 compared to $298 million for the prior year period primarily due to market appreciation and disciplined expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $353 million, or 26%, to $1.7 billion for the six months ended June 30, 2021 compared to $1.4 billion for the prior year period .
Management and financial advice fees increased $318 million, or 28%, to $1.5 billion for the six months ended June 30, 2021 compared to $1.2 billion for the prior year period primarily due to higher average equity markets and an unfavorable $19 million performance fee correction in the prior year period.
Distribution fees increased $33 million, or 17%, to $232 million for the six months ended June 30, 2021 compared to $199 million for the prior year period primarily due to higher average equity markets.
Expenses
Total expenses increased $170 million, or 16%, to $1.2 billion for the six months ended June 30, 2021 compared to $1.1 billion for the prior year period.
Distribution expenses increased $99 million, or 22%, to $550 million for the six months ended June 30, 2021 compared to $451 million for the prior year period reflecting higher average equity markets.
General and administrative expense increased $71 million, or 12%, to $668 million for the six months ended June 30, 2021 compared to $597 million for the prior year period primarily reflecting higher compensation expenses related to stronger business performance, higher volume related expenses, and the negative impact of foreign exchange rates.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$456	$399	$57	14%
Distribution fees	238	211	27	13
Net investment income	253	259	(6)	(2)
Premiums, policy and contract charges	648	645	3	—
Total revenues	1,595	1,514	81	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,595	1,514	81	5
Expenses
Distribution expenses	263	221	42	19
Interest credited to fixed accounts	194	197	(3)	(2)
Benefits, claims, losses and settlement expenses	475	457	18	4
Amortization of deferred acquisition costs	133	84	49	58
Interest and debt expense	19	21	(2)	(10)
General and administrative expense	146	145	1	1
Total expenses	1,230	1,125	105	9
Adjusted operating earnings	$365	$389	$(24)	(6)%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), and mean reversion related impacts, decreased $24 million, or 6%, to $365 million for the six months ended June 30, 2021 compared to $389 million for the prior year period.
Net Revenues
Management and financial advice fees increased $57 million, or 14%, to $456 million for the six months ended June 30, 2021 compared to $399 million for the prior year period primarily due to market appreciation, partially offset by variable annuity net outflows.
Distribution fees increased $27 million, or 13%, to $238 million for the six months ended June 30, 2021 compared to $211 million for the prior year period due to higher average equity markets.
Expenses
Distribution expenses increased $42 million, or 19%, to $263 million for the six months ended June 30, 2021 compared to $221 million for the prior year period primarily reflecting market appreciation and higher variable annuity and insurance sales.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and mean reversion related impacts, increased $18 million, or 4%, to $475 million for the six months ended June 30, 2021 compared to $457 million for the prior year period primarily reflecting higher reserve funding as surrenders and withdrawals returned to more normalized levels versus the historically low levels experienced in the prior year period and higher disability income claims, partially offset by lower sales of immediate annuities with a life contingent feature.
Amortization of DAC, which excludes mean reversion related impacts and the DAC offset to the market impact on variable annuity guaranteed benefits, increased $49 million, or 58%, to $133 million for the six months ended June 30, 2021 compared to $84 million for the prior year period primarily reflecting the higher level of normalized amortization.

AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2021	2020
	(in millions)
Revenues
Net investment income	$179	$192	$(13)	(7)%
Premiums, policy and contract charges	49	50	(1)	(2)
Other revenues	31	40	(9)	(23)
Total revenues	259	282	(23)	(8)
Banking and deposit interest expense	1	2	(1)	(50)
Total net revenues	258	280	(22)	(8)
Expenses
Distribution expenses	(4)	(3)	(1)	(33)
Interest credited to fixed accounts	123	130	(7)	(5)
Benefits, claims, losses and settlement expenses	67	101	(34)	(34)
Amortization of deferred acquisition costs	6	5	1	20
Interest and debt expense	32	35	(3)	(9)
General and administrative expense	132	119	13	11
Total expenses	356	387	(31)	(8)
Adjusted operating loss	$(98)	$(107)	$9	8%
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $9 million, or 8%, to $98 million for the six months ended June 30, 2021 compared to $107 million for the prior year period .
LTC insurance had a pretax adjusted operating earnings of $49 million for the six months ended June 30, 2021 compared to $19 million for the prior year period reflecting increased mortality-related client terminations due to COVID-19.
FA business had a pretax adjusted operating loss of $10 million for the six months ended June 30, 2021 compared to a pretax adjusted operating earnings of $3 million for the prior year period reflecting fixed annuity net outflows and the impact of low interest rates.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $13 million, or 7%, to $179 million for the six months ended June 30, 2021 compared to $192 million for the prior year period primarily reflecting lower average invested assets due to fixed annuity net outflows, lower asset earned rates, and a $7 million impairment in our affordable housing partnerships, partially offset by a $15 million gain on a strategic investment.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, decreased $34 million, or 34%, to $67 million for the six months ended June 30, 2021 compared to $101 million for the prior year period primarily reflecting the impacts from COVID-19 on LTC insurance.
General and administrative expense, which excludes integration and restructuring charges, increased $13 million, or 11%, to $132 million for the six months ended June 30, 2021 compared to $119 million for the prior year period primarily due to an unfavorable change in the mark-to-market impact on share-based compensation expense.

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
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2023 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.4 billion and 2.3%, respectively, as of June 30, 2021. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $9.7 billion and had a weighted average yield of 1.6% as of June 30, 2021. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2021 was approximately 1.3%.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2021:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(340)	$4	$(336)
DAC and DSIC amortization (2)(3)	(6)	—	(6)
Variable annuities:
GMDB and GMIB (3)	(2)	—	(2)
GMWB (3)	(280)	255	(25)
GMAB	(18)	18	—
Structured variable annuities	255	(212)	43
DAC and DSIC amortization (4)	N/A	N/A	(4)
Total variable annuities	(45)	61	12
Macro hedge program (5)	—	201	201
Fixed deferred indexed annuities	5	(1)	4
Certificates	—	—	—
IUL insurance	44	(41)	3
Total	$(342)	$224	$(122)	(6)
N/A Not Applicable.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(62)	$—	$(62)
Variable annuities:
GMWB	1,413	(1,706)	(293)
GMAB	20	(25)	(5)
Structured variable annuities	(15)	79	64
DAC and DSIC amortization (4)	N/A	N/A	35
Total variable annuities	1,418	(1,652)	(199)
Macro hedge program (5)	—	(4)	(4)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	46	—	46
Banking deposits	56	—	56
Brokerage client cash balances	209	—	209
Fixed deferred indexed annuities	(1)	—	(1)
Certificates	16	—	16
IUL insurance	18	1	19
Total	$1,700	$(1,655)	$80
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
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately $(336) million.

AMERIPRISE FINANCIAL, INC.
The above results compare to an estimated negative net impact to pretax income of $73 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $2 million related to a 100 basis point increase in interest rates as of December 31, 2020. The change in interest rate exposure as of June 30, 2021 compared to December 31, 2020 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, fixed deferred indexed annuities, structured annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expense, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2021. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $360 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2021 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the six months ended June 30, 2021. At June 30, 2021 and December 31, 2020, we had $7.1 billion and $6.8 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At June 30, 2021 and December 31, 2020, the parent company had $1.6 billion and $1.1 billion, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity include a line of credit with an affiliate up to $ 1.0 billion and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of June 30, 2021 was $3.0 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2021, we had no outstanding borrowings under this credit facility and had $1.1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. Compliance with these covenants is not currently impaired by the COVID-19 pandemic, and we remain in compliance with all such covenants at June 30, 2021.

AMERIPRISE FINANCIAL, INC.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Our subsidiaries, RiverSource Life, and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $200 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities and residential mortgage backed securities for both June 30, 2021 and December 31, 2020. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs and stress requirements.
We continue to monitor and respond to the ongoing COVID-19 pandemic. Our risk management strategy is designed to provide proactive protection during stress events such as the current pandemic. We believe our process is working as intended, and our liquidity and capital resources have remained a source of balance sheet strength during the six months ended June 30, 2021.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
RiverSource Life (1)(2)	$4,285	$5,021	N/A	$993
RiverSource Life of NY (1)(2)	306	323	N/A	42
ACC (4)(5)	342	387	310	362
Threadneedle Asset Management Holdings Sàrl (6)	603	445	214	204
Ameriprise Bank, FSB (4) (7)	695	658	236	543
AFS (3)(4)	154	134	#	#
Ameriprise Captive Insurance Company (3)	41	41	13	8
Ameriprise Trust Company (3)	44	42	41	37
AEIS (3)(4)	132	122	29	25
RiverSource Distributors, Inc. (3)(4)	12	12	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	13	16	#	#
N/A  Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2021 and December 31, 2020.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at June 30, 2021 represent calculations at December 31, 2020 of the rule based requirements, as specified by FCA regulations.
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

AMERIPRISE FINANCIAL, INC.
During the six months ended June 30, 2021, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.6 billion (including $750 million from RiverSource Life) and contributed cash to its subsidiaries of $71 million (including $7 million to Ameriprise Bank, FSB). During the six months ended June 30, 2020, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.0 billion (including $500 million from RiverSource Life) and contributed cash to its subsidiaries of $203 million (including $150 million to Ameriprise Bank, FSB).
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $263 million and $257 million for the six months ended June 30, 2021 and 2020, respectively. On July 26, 2021, we announced a quarterly dividend of $1.13 per common share. The dividend will be paid on August 20, 2021 to our shareholders of record at the close of business on August 9, 2021.
In August 2020, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through September 30, 2022. As of June 30, 2021, we had $1.5 billion remaining under this share repurchase authorizations. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2021, we repurchased a total of 3.4 million shares of our common stock at an average price of $237.52 per share.
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
Operating Activities
Net cash provided by operating activities decreased $3.8 billion to net cash used in operating activities of $931 million for the six months ended June 30, 2021 compared to net cash provided by operating activities of $4.7 billion for the prior year period primarily reflecting a $2.3 billion decrease in policyholder account balances, future policy benefits and claims, net, a $469 million decrease in net income, a $309 decrease in deferred taxes, net, and a $296 million decrease in cash from changes in brokerage deposits.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities increased $13 million to $909 million for the six months ended June 30, 2021 compared to $896 million for the prior year period primarily reflecting a $1.6 billion increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, partially offset by a $913 million decrease in proceeds from sales of Available-for-Sale securities and a $589 million decrease in net cash flows related to investments of consolidated investment entities
Financing Activities
Net cash provided by financing activities decreased $218 million to net cash used of $101 million for the six months ended June 30, 2021 compared to net cash provided by of $117 million for the prior year period primarily reflecting a $945 million decrease in net cash flows from investment certificates, a $717 million decrease in repayments of debt by consolidated investment entities and a $242 million decrease in cash from changes in banking deposits, partially offset by a $1.4 billion increase in borrowings by consolidated investment entities and a $358 million increase in net cash flows related to purchased options with deferred premiums.

AMERIPRISE FINANCIAL, INC.
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
•statements about the expected trend in the shift of the retirement product sales business to lower risk products over time, such as products without living benefit guarantees;
•statements about the Company’s announced acquisition of BMO’s European-based asset management business, including the expected timing to close the transaction and the expected AUM of the acquired business;
•statements about the announced reinsurance transaction, including the occurrence of any event, change or circumstance that could give rise to changes in the amount of freed up capital (including that a regulator may prohibit, delay or refuse to grant approval for the consummation of the remaining part of the proposed transaction that reduces the expected capital release);
•statements about the outcomes from the application to convert Ameriprise Bank, FSB to a state-chartered bank and national trust bank;
•other statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and
•statements of assumptions underlying such statements.
The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on track,” “project,” “continue,” “able to remain,” “resume,” “deliver,” “develop,” “evolve,” “drive,” “enable,” “flexibility,” “scenario,” “case”, “appear”, “expand” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from such statements.
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

AMERIPRISE FINANCIAL, INC.
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
•changes that could give rise to the termination of the purchase agreement with BMO Financial Group or our ability to recognize the expected benefits from the transaction;
•changes that could give rise to limitations to the successful completion or the amount of capital freed in the reinsurance transaction with RiverSource Life and RiverSource Life of NY; and
•regulatory, political, or business changes that could reduce our desire to convert Ameriprise Bank FSB to a state industrial bank and a national trust bank.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2021.

AMERIPRISE FINANCIAL, INC.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2021:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2021
Share repurchase program (1)	116,104	$258.40	116,104	$1,884,594,802
Employee transactions (2)	68,047	$255.57	N/A	N/A

May 1 to May 31, 2021
Share repurchase program (1)	776,497	$257.58	776,497	$1,684,582,940
Employee transactions (2)	36,015	$260.52	N/A	N/A

June 1 to June 30, 2021
Share repurchase program (1)	868,734	$253.08	868,734	$1,464,727,947
Employee transactions (2)	28,954	$260.90	N/A	N/A

Totals
Share repurchase program (1)	1,761,335	$255.41	1,761,335
Employee transactions (2)	133,016	$258.07	N/A
	1,894,351		1,761,335
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

10.1
Fourth Amended and Restated Credit Agreement dated as of June 11, 2021 among Ameriprise Financial, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and Credit Suisse AG, New York Branch, Goldman Sachs Bank USA, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., U.S. Bank National Association and BMO Harris Bank N.A. as Co-Documentation Agents, and Wells Fargo Securities, LLC, BofA Securities, Inc. and Citibank, N.A. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on June 11, 2021).

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months and six months ended June 30, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2021 and 2020; (iii) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (iv) Consolidated Statements of Equity for the three months and six months ended June 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	August 9, 2021	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2021	By:	/s/ John R. Hutt
John R. Hutt
Senior Vice President – Corporate Finance and Controller
(Principal Accounting Officer)