Form 10-Q
period 2021-09-30
AMERIPRISE FINANCIAL INC
filed 2021-11-09
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 29, 2021
Common Stock (par value $.01 per share)	111,889,817 shares

AMERIPRISE FINANCIAL, INC.
FORM 10-Q

AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,367	$1,893	$6,720	$5,365
Distribution fees	458	400	1,368	1,239
Net investment income	773	300	1,428	933
Premiums, policy and contract charges	(805)	352	(94)	1,019
Other revenues	113	68	259	213
Total revenues	2,906	3,013	9,681	8,769
Banking and deposit interest expense	3	10	10	53
Total net revenues	2,903	3,003	9,671	8,716
Expenses
Distribution expenses	1,285	1,028	3,693	2,963
Interest credited to fixed accounts	172	170	455	523
Benefits, claims, losses and settlement expenses	(719)	1,104	338	824
Amortization of deferred acquisition costs	9	85	77	349
Interest and debt expense	64	37	149	124
General and administrative expense	822	763	2,475	2,292
Total expenses	1,633	3,187	7,187	7,075
Pretax income (loss)	1,270	(184)	2,484	1,641
Income tax provision (benefit)	239	(44)	425	284
Net income (loss)	$1,031	$(140)	$2,059	$1,357

Earnings per share
Basic	$8.86	$(1.14)	$17.42	$10.87
Diluted	$8.65	$(1.14)	$17.03	$10.73
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$1,031	$(140)	$2,059	$1,357
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(22)	27	(21)	(14)
Net unrealized gains (losses) on securities	(339)	95	(538)	268
Defined benefit plans	—	—	29	—
Total other comprehensive income (loss), net of tax	(361)	122	(530)	254
Total comprehensive income (loss)	$670	$(18)	$1,529	$1,611
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,736	$6,751
Cash of consolidated investment entities	68	94
Investments (allowance for credit losses: 2021, $19; 2020, $52)	33,518	41,031
Investments of consolidated investment entities, at fair value	2,170	1,918
Separate account assets	95,129	92,611
Receivables (allowance for credit losses: 2021, $52; 2020, $49)	15,920	7,819
Receivables of consolidated investment entities, at fair value	18	16
Deferred acquisition costs	2,735	2,532
Restricted and segregated cash, cash equivalents and investments	2,351	2,558
Other assets	11,079	10,551
Other assets of consolidated investment entities, at fair value	2	2
Total assets	$170,726	$165,883

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$34,864	$33,992
Separate account liabilities	95,129	92,611
Customer deposits	18,693	17,641
Short-term borrowings	200	200
Long-term debt	2,831	2,831
Debt of consolidated investment entities, at fair value	2,163	1,913
Accounts payable and accrued expenses	2,146	1,998
Other liabilities	8,922	8,761
Other liabilities of consolidated investment entities, at fair value	71	69
Total liabilities	165,019	160,016
Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 334,347,693 and 332,390,132, respectively)	3	3
Additional paid-in capital	9,118	8,822
Retained earnings	16,955	15,292
Treasury shares, at cost (221,950,106 and 215,624,519 shares, respectively)	(20,468)	(18,879)
Accumulated other comprehensive income (loss), net of tax	99	629
Total equity	5,707	5,867
Total liabilities and equity	$170,726	$165,883
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at July 1, 2020	120,607,501	$3	$8,622	$15,510	$(18,029)	$394	$6,500
Comprehensive income (loss):
Net income (loss)	—	—	—	(140)	—	—	(140)
Other comprehensive income, net of tax	—	—	—	—	—	122	122
Total comprehensive loss							(18)
Dividends to shareholders	—	—	—	(129)	—	—	(129)
Repurchase of common shares	(2,215,753)	—	—	—	(341)	—	(341)
Share-based compensation plans	239,861	—	55	—	—	—	55
Balances at September 30, 2020	118,631,609	$3	$8,677	$15,241	$(18,370)	$516	$6,067

Balances at July 1, 2021	114,297,434	$3	$9,049	$16,057	$(19,883)	$460	$5,686
Comprehensive income (loss):
Net income	—	—	—	1,031	—	—	1,031
Other comprehensive loss, net of tax	—	—	—	—	—	(361)	(361)
Total comprehensive income							670
Dividends to shareholders	—	—	—	(133)	—	—	(133)
Repurchase of common shares	(2,236,129)	—	—	—	(586)	—	(586)
Share-based compensation plans	336,282	—	69	—	1	—	70
Balances at September 30, 2021	112,397,587	$3	$9,118	$16,955	$(20,468)	$99	$5,707

Balances at January 1, 2020	123,939,234	$3	$8,461	$14,279	$(17,276)	$262	$5,729
Cumulative effect of adoption of adoption of current expected credit losses guidance	—	—	—	(9)	—	—	(9)
Comprehensive income:
Net income	—	—	—	1,357	—	—	1,357
Other comprehensive income, net of tax	—	—	—	—	—	254	254
Total comprehensive income							1,611
Dividends to shareholders	—	—	—	(386)	—	—	(386)
Repurchase of common shares	(7,392,430)	—	—	—	(1,135)		(1,135)
Share-based compensation plans	2,084,805	—	216	—	41	—	257
Balances at September 30, 2020	118,631,609	$3	$8,677	$15,241	$(18,370)	$516	$6,067

Balances at January 1, 2021	116,765,613	$3	$8,822	$15,292	$(18,879)	$629	$5,867
Comprehensive income:
Net income	—	—	—	2,059	—	—	2,059
Other comprehensive loss, net of tax	—	—	—	—	—	(530)	(530)
Total comprehensive income							1,529
Dividends to shareholders	—	—	—	(396)	—	—	(396)
Repurchase of common shares	(6,724,301)	—	—	—	(1,624)	—	(1,624)
Share-based compensation plans	2,356,275	—	296	—	35	—	331
Balances at September 30, 2021	112,397,587	$3	$9,118	$16,955	$(20,468)	$99	$5,707
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash Flows from Operating Activities
Net income	$2,059	$1,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	95	150
Deferred income tax expense (benefit)	63	198
Share-based compensation	124	107
Net realized investment (gains) losses	(627)	(14)
Net trading (gains) losses	3	(9)
Loss from equity method investments	58	58
Impairments and provision for loan losses	2	19
Net (gains) losses of consolidated investment entities	(17)	(7)
Changes in operating assets and liabilities:
Restricted and segregated investments	(101)	—
Deferred acquisition costs	(128)	186
Policyholder account balances, future policy benefits and claims, net	1,174	3,252
Derivatives, net of collateral	(290)	265
Receivables	(360)	(216)
Brokerage deposits	(45)	205
Accounts payable and accrued expenses	146	(94)
Current income tax expense (benefit)	(393)	(100)
Deferred taxes, net	(112)	—
Other operating assets and liabilities of consolidated investment entities, net	15	20
Other, net	108	262
Net cash provided by (used in) operating activities	1,774	5,639

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	555	1,690
Maturities, sinking fund payments and calls	8,992	6,568
Purchases	(10,047)	(10,197)
Proceeds from sales, maturities and repayments of mortgage loans	242	146
Funding of mortgage loans	(166)	(147)
Proceeds from sales, maturities and collections of other investments	155	139
Purchase of other investments	(73)	(219)
Purchase of investments by consolidated investment entities	(1,461)	(679)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	850	454
Purchase of land, buildings, equipment and software	(86)	(107)
Cash paid for written options with deferred premiums	(314)	(292)
Cash received from written options with deferred premiums	60	129
Cash paid for deposit receivable	(216)	(3)
Cash received for deposit receivable	132	74
Other, net	4	23
Net cash provided by (used in) investing activities	(1,373)	(2,421)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$2,004	$3,428
Maturities, withdrawals and cash surrenders	(3,320)	(3,780)
Policyholder account balances:
Deposits and other additions	1,131	1,202
Net transfers from (to) separate accounts	(206)	(63)
Surrenders and other benefits	(1,002)	(1,035)
Change in banking deposits, net	2,412	2,532
Cash paid for purchased options with deferred premiums	(94)	(177)
Cash received from purchased options with deferred premiums	580	40
Issuance of long-term debt	4	494
Repayments of long-term debt	(6)	(760)
Dividends paid to shareholders	(384)	(375)
Repurchase of common shares	(1,467)	(1,036)
Exercise of stock options	—	2
Borrowings by consolidated investment entities	1,375	382
Repayments of debt by consolidated investment entities	(757)	(55)
Other, net	(11)	(6)
Net cash provided by (used in) financing activities	259	793
Effect of exchange rate changes on cash	(9)	(5)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	651	4,006
Cash and cash equivalents, including amounts restricted, at beginning of period	8,903	6,213
Cash and cash equivalents, including amounts restricted, at end of period	$9,554	$10,219

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$85	$136
Interest paid by consolidated investment entities	73	45
Income taxes paid, net	867	116
Leased assets obtained in exchange for operating lease liabilities	63	68
Non-cash investing activity:
Partnership commitments not yet remitted	—	4
Investments transferred in connection with reinsurance transaction	7,527	—
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	17	—

	September 30, 2021	December 31, 2020
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$7,736	$6,751
Cash of consolidated investment entities	68	94
Restricted and segregated cash, cash equivalents and investments	2,351	2,558
Less: Restricted and segregated investments	(601)	(500)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$9,554	$8,903
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through TAM UK International Holdings Ltd and Ameriprise Asset Management Holdings Singapore (Pte.) Ltd and their respective subsidiaries (collectively, “Threadneedle”).
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
During the third quarter of 2021, RiverSource Life Insurance Company (“RiverSource Life”), one of the Company’s life insurance subsidiaries, closed on a transaction with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company, effective July 1, 2021, to reinsure approximately $7.0 billion of fixed deferred and immediate annuity policies. As part of the transaction, RiverSource Life transferred $7.8 billion in consideration primarily consisting of Available-for-Sale securities, commercial mortgage loans, syndicated loans and cash. The transaction resulted in a net realized gain of approximately $532 million on investments sold. A similar previously announced transaction with RiverSource Life Insurance Co. of New York did not receive regulatory approval in time to close by September 30, 2021 and the transaction was terminated by the parties.
On November 8, 2021, the Company completed its previously announced acquisition of the European-based asset management business of BMO Financial Group. At close, the consideration transferred consisted of £615 million (or $829 million) for initial price, plus an additional £103 million (or $138 million) largely associated with a customary adjustment for excess capital surplus that will be accessible over time. The overall purchase price will continue to be subject to further customary post-close adjustments. The all-cash transaction will add approximately $131 billion of assets under management in EMEA.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

	Three Months Ended September 30, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$587	$—	$—	$587	$—	$587
Institutional	—	143	—	—	143	—	143
Advisory fees	1,189	—	—	—	1,189	—	1,189
Financial planning fees	91	—	—	—	91	—	91
Transaction and other fees	94	57	18	—	169	—	169
Total management and financial advice fees	1,374	787	18	—	2,179	—	2,179
Distribution fees:
Mutual funds	219	70	—	—	289	—	289
Insurance and annuity	246	50	104	—	400	—	400
Other products	96	—	—	—	96	—	96
Total distribution fees	561	120	104	—	785	—	785
Other revenues	46	1	—	1	48	—	48
Total revenue from contracts with customers	1,981	908	122	1	3,012	—	3,012
Revenue from other sources (1)	70	7	712	112	901	(605)	296
Total segment gross revenues	2,051	915	834	113	3,913	(605)	3,308
Banking and deposit interest expense	(3)	—	—	—	(3)	—	(3)
Total segment net revenues	2,048	915	834	113	3,910	(605)	3,305
Intersegment revenues	(261)	(12)	(122)	—	(395)	(7)	(402)
Total net revenues	$1,787	$903	$712	$113	$3,515	$(612)	$2,903

	Nine Months Ended September 30, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,685	$—	$—	$1,685	$—	$1,685
Institutional	—	397	—	—	397	—	397
Advisory fees	3,330	—	—	—	3,330	—	3,330
Financial planning fees	272	—	—	—	272	—	272
Transaction and other fees	276	165	52	—	493	—	493
Total management and financial advice fees	3,878	2,247	52	—	6,177	—	6,177
Distribution fees:
Mutual funds	638	206	—	—	844	—	844
Insurance and annuity	738	146	304	—	1,188	—	1,188
Other products	306	—	—	—	306	—	306
Total distribution fees	1,682	352	304	—	2,338	—	2,338
Other revenues	146	9	—	2	157	—	157
Total revenue from contracts with customers	5,706	2,608	356	2	8,672	—	8,672
Revenue from other sources (1)	211	14	2,073	370	2,668	(472)	2,196
Total segment gross revenues	5,917	2,622	2,429	372	11,340	(472)	10,868
Banking and deposit interest expense	(10)	—	—	(1)	(11)	—	(11)
Total segment net revenues	5,907	2,622	2,429	371	11,329	(472)	10,857
Intersegment revenues	(777)	(39)	(356)	(1)	(1,173)	(13)	(1,186)
Total net revenues	$5,130	$2,583	$2,073	$370	$10,156	$(485)	$9,671

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30, 2020
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$466	$—	$—	$466	$—	$466
Institutional	—	122	—	—	122	—	122
Advisory fees	907	—	—	—	907	—	907
Financial planning fees	81	—	—	—	81	—	81
Transaction and other fees	89	47	14	—	150	—	150
Total management and financial advice fees	1,077	635	14	—	1,726	—	1,726
Distribution fees:
Mutual funds	186	59	—	—	245	—	245
Insurance and annuity	202	45	75	—	322	—	322
Other products	91	—	—	—	91	—	91
Total distribution fees	479	104	75	—	658	—	658
Other revenues	44	—	5	—	49	—	49
Total revenue from contracts with customers	1,600	739	94	—	2,433	—	2,433
Revenue from other sources (1)	77	—	687	132	896	27	923
Total segment gross revenues	1,677	739	781	132	3,329	27	3,356
Banking and deposit interest expense	(10)	—	—	—	(10)	—	(10)
Total segment net revenues	1,667	739	781	132	3,319	27	3,346
Intersegment revenues	(219)	(13)	(110)	—	(342)	(1)	(343)
Total net revenues	$1,448	$726	$671	$132	$2,977	$26	$3,003

	Nine Months Ended September 30, 2020
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,330	$—	$—	$1,330	$—	$1,330
Institutional	—	308	—	—	308	—	308
Advisory fees	2,558	—	—	—	2,558	—	2,558
Financial planning fees	248	—	—	—	248	—	248
Transaction and other fees	264	139	45	—	448	—	448
Total management and financial advice fees	3,070	1,777	45	—	4,892	—	4,892
Distribution fees:
Mutual funds	540	174	—	—	714	—	714
Insurance and annuity	606	129	266	—	1,001	—	1,001
Other products	334	—	—	—	334	—	334
Total distribution fees	1,480	303	266	—	2,049	—	2,049
Other revenues	138	2	5	3	148	—	148
Total revenue from contracts with customers	4,688	2,082	316	3	7,089	—	7,089
Revenue from other sources (1)	264	11	1,979	411	2,665	28	2,693
Total segment gross revenues	4,952	2,093	2,295	414	9,754	28	9,782
Banking and deposit interest expense	(53)	—	—	(2)	(55)	—	(55)
Total segment net revenues	4,899	2,093	2,295	412	9,699	28	9,727
Intersegment revenues	(649)	(39)	(319)	1	(1,006)	(5)	(1,011)
Total net revenues	$4,250	$2,054	$1,976	$413	$8,693	$23	$8,716
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
The Company’s asset management contracts for Open Ended Investment Companies (“OEICs”) in the United Kingdom (“U.K.”), Société d'Investissement à Capital Variable (“SICAVs”) and other pooled investments sponsored by the Company in Europe, typically include performance obligations for asset management and fund distribution services. The amounts received for these services are reported as management and financial advice fees. The revenue recognition pattern is the same for both performance obligations as the fund distribution services revenue is variably constrained due to factors outside the Company’s control including market volatility and client behavior (such as how long clients hold their investment) and not recognized until assets under management are known.
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $144 million and $146 million as of September 30, 2021 and December 31, 2020, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets and were $115 million and $117 million as of September 30, 2021 and December 31, 2020, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in other liabilities in the Consolidated Balance Sheets, were $14 million and nil as of September 30, 2021 and December 31, 2020, respectively.
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $500 million and $403 million as of September 30, 2021 and December 31, 2020, respectively.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities. The Company has unfunded commitments related to consolidated CLOs of $27 million and $13 million as of September 30, 2021 and December 31, 2020, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $2 million and $3 million as of September 30, 2021 and December 31, 2020, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $23 million as of both September 30, 2021 and December 31, 2020.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both September 30, 2021 and December 31, 2020.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $26 million and $20 million as of September 30, 2021 and December 31, 2020, respectively.

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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $151 million and $200 million as of September 30, 2021 and December 31, 2020, respectively. The Company had a $9 million liability recorded as of both September 30, 2021 and December 31, 2020 related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$2	$—	$2
Syndicated loans	—	2,123	45	2,168
Total investments	—	2,125	45	2,170
Receivables	—	18	—	18
Other assets	—	2	—	2
Total assets at fair value	$—	$2,145	$45	$2,190

Liabilities
Debt (1)	$—	$2,163	$—	$2,163
Other liabilities	—	71	—	71
Total liabilities at fair value	$—	$2,234	$—	$2,234

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	—	1	—	1
Syndicated loans	—	1,817	92	1,909
Total investments	—	1,826	92	1,918
Receivables	—	16	—	16
Other assets	—	—	2	2
Total assets at fair value	$—	$1,842	$94	$1,936

Liabilities
Debt (1)	$—	$1,913	$—	$1,913
Other liabilities	—	69	—	69
Total liabilities at fair value	$—	$1,982	$—	$1,982
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.0 billion as of September 30, 2021 and December 31, 2020, respectively.
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

Syndicated Loans
(in millions)
Balance, July 1, 2021	$112
Purchases	7
Sales	(4)
Settlements	(10)
Transfers into Level 3	5
Transfers out of Level 3	(47)
Deconsolidation of consolidated investment entities	(18)
Balance, September 30, 2021	$45

	Syndicated Loans
	(in millions)
Balance, July 1, 2020	$211
Total gains (losses) included in:
Net income	2	(1)
Purchases	35
Sales	(12)
Settlements	(6)
Transfers into Level 3	29
Transfers out of Level 3	(141)
Balance, September 30, 2020	$118

Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2020	$1	(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	—
Purchases	88		—
Sales	(38)		—
Settlements	(49)		—
Transfers into Level 3	90		—
Transfers out of Level 3	(122)		(2)
Deconsolidation of consolidated investment entities	(18)		—
Balance, September 30, 2021	$45		$—

	Syndicated Loans
	(in millions)
Balance, January 1, 2020	$143
Total gains (losses) included in:
Net income	(19)	(1)
Purchases	80
Sales	(27)
Settlements	(32)
Transfers into Level 3	379
Transfers out of Level 3	(406)
Balance, September 30, 2020	$118

Changes in unrealized gains (losses) included in income relating to assets held at September 30, 2020	$(2)	(1)
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
All Level 3 measurements as of September 30, 2021 and December 31, 2020 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2021	December 31, 2020
	(in millions)
Syndicated loans
Unpaid principal balance	$2,223	$1,990
Excess unpaid principal over fair value	(55)	(81)
Fair value	$2,168	$1,909

Fair value of loans more than 90 days past due	$2	$5
Fair value of loans in nonaccrual status	5	19
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	5	24

Debt
Unpaid principal balance	$2,298	$2,069
Excess unpaid principal over fair value	(135)	(156)
Carrying value (1)	$2,163	$1,913
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.0 billion as of September 30, 2021 and December 31, 2020, respectively.
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
Total net gains (losses) recognized in net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months and nine months ended September 30, 2021 and 2020.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)
Debt of consolidated CLOs due 2025-2034	$2,163	$1,913	1.7%	2.1%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0.0% to 8.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2021	December 31, 2020
	(in millions)
Available-for-Sale securities, at fair value	$30,114	$36,283
Mortgage loans (allowance for credit losses: 2021, $14; 2020, $29)	1,911	2,718
Policy loans	836	846
Other investments (allowance for credit losses: 2021, $4; 2020, $12)	657	1,184
Total	$33,518	$41,031
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Investment income on fixed maturities	$202	$275	$733	$887
Net realized gains (losses)	546	4	627	(18)
Affordable housing partnerships	(20)	(14)	(58)	(50)
Other	1	13	28	58
Consolidated investment entities	44	22	98	56
Total	$773	$300	$1,428	$933
Available-for-Sale securities distributed by type were as follows:

	September 30, 2021
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$8,455	$1,301	$(31)	$—	$9,725
Residential mortgage backed securities	9,628	90	(19)	—	9,699
Commercial mortgage backed securities	4,712	92	(9)	—	4,795
Asset backed securities	3,465	31	(1)	—	3,495
State and municipal obligations	857	249	(1)	(1)	1,104
U.S. government and agency obligations	1,196	—	—	—	1,196
Foreign government bonds and obligations	82	6	(1)	—	87
Other securities	13	—	—	—	13
Total	$28,408	$1,769	$(62)	$(1)	$30,114

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$11,762	$1,924	$(2)	$(10)	$13,674
Residential mortgage backed securities	9,845	188	(4)	—	10,029
Commercial mortgage backed securities	5,867	242	(21)	—	6,088
Asset backed securities	3,283	52	(5)	(1)	3,329
State and municipal obligations	1,088	297	(1)	—	1,384
U.S. government and agency obligations	1,456	—	—	—	1,456
Foreign government bonds and obligations	241	22	(1)	—	262
Other securities	59	2	—	—	61
Total	$33,601	$2,727	$(34)	$(11)	$36,283
As of September 30, 2021 and December 31, 2020, accrued interest of $144 million and $178 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in receivables on the Consolidated Balance Sheets.
As of September 30, 2021 and December 31, 2020, investment securities with a fair value of $3.0 billion and $3.6 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $403 million and $454 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of September 30, 2021 and December 31, 2020, fixed maturity securities comprised approximately 90% and 88%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or, if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2021 and December 31, 2020, the Company’s internal analysts rated $545 million and $605 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$18,695	$18,871	63%	$19,815	$20,253	56%
AA	727	903	3	1,082	1,312	3
A	1,748	2,114	7	2,953	3,534	10
BBB	6,273	7,110	23	8,271	9,542	26
Below investment grade (1)	965	1,116	4	1,480	1,642	5
Total fixed maturities	$28,408	$30,114	100%	$33,601	$36,283	100%
(1) Both the amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $2 million as of September 30, 2021, and $3 million as of December 31, 2020. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of September 30, 2021 and December 31, 2020, approximately 32% and 33%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	September 30, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	83	$1,474	$(29)	5	$23	$(2)	88	$1,497	$(31)
Residential mortgage backed securities	99	2,872	(18)	59	195	(1)	158	3,067	(19)
Commercial mortgage backed securities	57	1,026	(8)	10	168	(1)	67	1,194	(9)
Asset backed securities	12	317	(1)	7	147	—	19	464	(1)
State and municipal obligations	18	49	(1)	—	—	—	18	49	(1)
Foreign government bonds and obligations	5	6	—	6	4	(1)	11	10	(1)
Total	274	$5,744	$(57)	87	$537	$(5)	361	$6,281	$(62)

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	26	$228	$(1)	11	$19	$(1)	37	$247	$(2)
Residential mortgage backed securities	72	833	(2)	71	391	(2)	143	1,224	(4)
Commercial mortgage backed securities	35	781	(11)	19	393	(10)	54	1,174	(21)
Asset backed securities	17	344	(3)	13	231	(2)	30	575	(5)
State and municipal obligations	2	4	—	1	4	(1)	3	8	(1)
Foreign government bonds and obligations	1	3	—	7	8	(1)	8	11	(1)
Total	153	$2,193	$(17)	122	$1,046	$(17)	275	$3,239	$(34)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2021 is primarily attributable to higher interest rates, partially offset by tighter credit spreads. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2021 and December 31, 2020, 93% and 92%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance, July 1, 2021	$—	$—	$—	$—
Additions for which credit losses were not previously recorded	—	—	1	1
Charge-offs	—	—	—	—
Balance, September 30, 2021	$—	$—	$1	$1

Balance, July 1, 2020	$13	$1	$—	$14
Additions for which credit losses were not previously recorded	—	—	—	—
Balance, September 30, 2020	$13	$1	$—	$14

Balance at January 1, 2021 (1)	$10	$1	$—	$11
Additions for which credit losses were not previously recorded	—	—	1	1
Charge-offs	(10)	(1)	—	(11)
Balance, September 30, 2021	$—	$—	$1	$1

Balance at January 1, 2020 (1)	$—	$—	$—	$—
Additions for which credit losses were not previously recorded	13	—	—	13
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	—	1
Balance at September 30, 2020	$13	$1	$—	$14
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Gross realized investment gains	$508	$4	$573	$17
Gross realized investment losses	(5)	—	(6)	(3)
Credit losses	(1)	—	(1)	(14)
Other impairments	—	—	(13)	—
Total	$502	$4	$553	$—
Credit losses for the three months and nine months ended September 30, 2021 primarily related to recording an allowance for credit losses on a state and municipal security. For the nine months ended September 30, 2020, credit losses primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry. Other impairments for the nine months ended September 30, 2021 related to Available-for-Sale securities that were impaired prior to being sold in the reinsurance transaction. See Note 1 for more information on the reinsurance transaction.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities by contractual maturity as of September 30, 2021 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,728	$1,736
Due after one year through five years	2,183	2,324
Due after five years through 10 years	3,052	3,169
Due after 10 years	3,640	4,896
	10,603	12,125
Residential mortgage backed securities	9,628	9,699
Commercial mortgage backed securities	4,712	4,795
Asset backed securities	3,465	3,495
Total	$28,408	$30,114
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans, and the deposit receivable.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the nine months ended September 30:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, January 1, 2021	$66	$2	$68
Provisions	(14)	1	(13)
Charge-offs	(6)	(1)	(7)
Recoveries	—	1	1
Other	2	—	2
Balance, September 30, 2021	$48	$3	$51

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, December 31, 2019 (1)	$51	$—	$51
Cumulative effect of adoption of current expected credit losses guidance	2	3	5
Balance, January 1, 2020	53	3	56
Provisions	16	3	19
Charge-offs	(2)	(2)	(4)
Balance, September 30, 2020	$67	$4	$71
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

The decrease in the allowance for credit losses provision for commercial loans reflects the sale of certain commercial mortgage loans and syndicated loans in conjunction with the fixed deferred and immediate annuity reinsurance transaction discussed in Note 1.
Accrued interest on commercial loans was $13 million and $16 million as of September 30, 2021 and December 31, 2020, respectively, and is recorded in receivables on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months and nine months ended September 30, 2021, the Company sold $746 million of commercial mortgage loans.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
During the three months ended September 30, 2021 and 2020, the Company purchased nil and $96 million, respectively, of syndicated loans, and sold $360 million and $5 million, respectively, of syndicated loans. During the nine months ended September 30, 2021 and 2020, the Company purchased $37 million and $165 million, respectively, of syndicated loans, and sold $368 million and $12 million, respectively, of syndicated loans.
During the three months ended September 30, 2021 and 2020, the Company purchased $1 million and nil, respectively, of residential mortgage loans, and sold $3 million and nil, respectively, of residential mortgage loans. During the nine months ended September 30, 2021 and 2020, the Company purchased $7 million and $22 million, respectively, of residential mortgage loans, and sold $3 million and nil, respectively, of residential mortgage loans. The allowance for credit losses for residential mortgage loans was not material as of both September 30, 2021 and 2020.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $9 million and $21 million as of September 30, 2021 and December 31, 2020, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2021 and December 31, 2020. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications through December 31, 2020 due to the COVID-19 pandemic consisted of 93 loans with a total unpaid balance of $369 million. Modifications primarily consisted of short-term forbearance and interest only payments. There were no additional modifications through September 30, 2021. As of September 30, 2021, there were no loans remaining that were modified due to COVID-19. All loans returned to their normal payment schedules. Total commercial mortgage loans past due were nil as of September 30, 2021 and December 31, 2020, respectively.
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio :

	September 30, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$20	$10	$—	$30	$60
80% - 100%	9	14	9	6	—	37	75
60% - 80%	95	69	68	29	61	133	455
40% - 60%	23	34	95	69	60	420	701
< 40%	9	7	41	3	56	494	610
Total	$136	$124	$233	$117	$177	$1,114	$1,901

	December 31, 2020
Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$—	$—	$10	$12
80% - 100%	15	16	12	3	7	15	68
60% - 80%	89	166	27	32	46	144	504
40% - 60%	23	57	74	155	113	551	973
< 40%	7	23	80	99	64	895	1,168
Total	$134	$262	$195	$289	$230	$1,615	$2,725
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)
East North Central	$187	$259	10%	10%
East South Central	69	115	4	4
Middle Atlantic	125	178	7	7
Mountain	124	247	6	9
New England	29	54	2	2
Pacific	608	825	32	30
South Atlantic	496	681	26	25
West North Central	140	198	7	7
West South Central	123	168	6	6
	1,901	2,725	100%	100%
Less: allowance for credit losses	14	29
Total	$1,887	$2,696
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)
Apartments	$499	$713	26%	26%
Hotel	15	50	1	2
Industrial	306	427	16	16
Mixed use	68	87	4	3
Office	272	372	14	14
Retail	625	881	33	32
Other	116	195	6	7
	1,901	2,725	100%	100%
Less: allowance for credit losses	14	29
Total	$1,887	$2,696
Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2021 and December 31, 2020 were $152 million and $595 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil and $3 million as of September 30, 2021 and December 31, 2020, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	1	1	1	1	4
Risk 3	—	—	4	4	5	9	22
Risk 2	16	5	9	11	16	9	66
Risk 1	9	3	7	9	16	16	60
Total	$25	$8	$21	$25	$38	$35	$152

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$3	$3
Risk 4	—	—	4	9	—	10	23
Risk 3	—	9	8	25	13	25	80
Risk 2	30	57	62	69	14	41	273
Risk 1	17	32	47	58	22	40	216
Total	$47	$98	$121	$161	$49	$119	$595
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $6 million and $7 million as of September 30, 2021 and December 31, 2020, respectively.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	September 30, 2021
Termination Status	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Active	$104	$155	$124	$91	$119	$128	$721
Terminated	2	—	—	—	1	7	10
Total	$106	$155	$124	$91	$120	$135	$731

	December 31, 2020
Termination Status	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Active	$171	$137	$101	$127	$83	$86	$705
Terminated	—	—	—	1	1	8	10
Total	$171	$137	$101	$128	$84	$94	$715
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 1% of total credit card receivables as of both September 30, 2021 and December 31, 2020.
The table below presents the amortized cost basis of credit card receivables by FICO score:

	September 30, 2021	December 31, 2020
	(in millions)
> 800	$27	$28
750 - 799	23	23
700 - 749	24	25
650 - 699	14	15
< 650	5	5
Total	$93	$96
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Margin Loans
The margin loans balance was $1.2 billion and $1.0 billion as of September 30, 2021 and December 31, 2020, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both September 30, 2021 and December 31, 2020, the allowance for credit losses on margin loans was not material.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $408 million and $224 million as of September 30, 2021 and December 31, 2020, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of September 30, 2021 and December 31, 2020, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivable
The deposit receivable was $8.0 billion and $1.4 billion as of September 30, 2021 and December 31, 2020, respectively. The deposit receivable is fully collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for the deposit receivable as of both September 30, 2021 and December 31, 2020. The increase in the deposit receivable is primarily driven by the reinsurance transaction, effective July 1, 2021, to reinsure fixed deferred and non-life contingent immediate annuity policies. See Note 1 for more information on the fixed deferred and immediate annuity reinsurance transaction.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the each of the three months and nine months ended September 30, 2021 and 2020. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
7. Reinsurance
During the third quarter of 2021, RiverSource Life reinsured 100% of its insurance risk associated with its life contingent immediate annuity policies in force as of July 1, 2021 through a reinsurance agreement with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company. Policies issued after July 1, 2021 are not subject to this reinsurance agreement. See Note 1 for more information on the fixed deferred and immediate annuity reinsurance transaction.
The ceded premiums associated with life contingent immediate annuity policies were $1.2 billion for the three months and nine months ended September 30, 2021.
Receivables included $1.1 billion of reinsurance recoverables related to life contingent immediate annuity policies as of September 30, 2021.
8.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
During the third quarter of the year, management updated market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC in the third quarter of 2021 primarily reflected a favorable impact from lower surrenders on variable annuities with living benefits and UL and VUL insurance products. The impact of unlocking to DAC in the third quarter of 2020 primarily reflected an unfavorable impact from updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on variable annuities with living benefit guarantees.
The balances of and changes in DAC were as follows:

	2021	2020
	(in millions)
Balance at January 1	$2,532	$2,698
Capitalization of acquisition costs	205	162
Amortization	(137)	(249)
Amortization, impact of valuation assumptions review	60	(100)
Impact of change in net unrealized (gains) losses on securities	75	(61)
Balance at September 30	$2,735	$2,450

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2021	2020
	(in millions)
Balance at January 1	$189	$218
Capitalization of sales inducement costs	1	1
Amortization	(15)	(19)
Amortization, impact of valuation assumptions review	2	(16)
Impact of change in net unrealized (gains) losses on securities	11	(1)
Balance at September 30	$188	$183
9.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,229	$8,531
Variable annuity fixed sub-accounts	5,020	5,104
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,098	3,122
Indexed universal life (“IUL”) insurance	2,461	2,269
Structured variable annuities	3,552	1,371
Other life insurance	580	605
Total policyholder account balances	22,940	21,002

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,256	3,049
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(14)	1
Other annuity liabilities	73	211
Fixed annuity life contingent liabilities	1,303	1,370
Life and disability income insurance	1,152	1,187
Long term care insurance	5,664	5,722
UL/VUL and other life insurance additional liabilities	1,278	1,259
Total future policy benefits	11,712	12,799
Policy claims and other policyholders’ funds	212	191
Total policyholder account balances, future policy benefits and claims	$34,864	$33,992
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of September 30, 2021 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Variable annuity	$81,063	$79,299
VUL insurance	8,931	8,226
Other insurance	32	31
Threadneedle investment liabilities	5,103	5,055
Total	$95,129	$92,611

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2021				December 31, 2020
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$68,486	$66,600	$18	69	$66,874	$64,932	$5	68
Five/six-year reset	8,181	5,467	13	68	8,116	5,386	6	68
One-year ratchet	6,105	5,786	40	71	6,094	5,763	8	71
Five-year ratchet	1,425	1,371	2	67	1,436	1,381	—	67
Other	1,281	1,264	46	74	1,261	1,243	45	73
Total — GMDB	$85,478	$80,488	$119	69	$83,781	$78,705	$64	68

GGU death benefit	$1,221	$1,166	$176	72	$1,183	$1,126	$162	71

GMIB	$186	$172	$5	71	$187	$173	$6	71
GMWB:
GMWB	$1,903	$1,897	$1	75	$1,972	$1,967	$1	74
GMWB for life	51,275	51,226	215	69	50,142	50,057	185	69
Total — GMWB	$53,178	$53,123	$216	69	$52,114	$52,024	$186	69

GMAB	$2,037	$2,037	$—	62	$2,291	$2,291	$—	61
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2021		December 31, 2020
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,563	68	$6,587	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	10	1	2,219	63	172
Paid claims	(6)	(1)	—	—	(34)
Balance at September 30, 2020	$20	$7	$3,681	$24	$896

Balance at January 1, 2021	$24	$6	$3,049	$1	$916
Incurred claims	12	1	(793)	(15)	106
Paid claims	(3)	(1)	—	—	(27)
Balance at September 30, 2021	$33	$6	$2,256	$(14)	$995
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2021	December 31, 2020
	(in millions)
Mutual funds:
Equity	$47,854	$45,947
Bond	24,779	26,073
Other	8,067	6,911
Total mutual funds	$80,700	$78,931
11.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)
Long-term debt:
Senior notes due 2022	$500	$500	3.0%	3.0%
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	41	44	N/A	N/A
Other	(10)	(13)	N/A	N/A
Total long-term debt	2,831	2,831

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	200	0.3	0.4
Total	$3,031	$3,031

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Long-Term Debt
The Company’s senior notes may be redeemed, in whole or in part, at any time prior to maturity at a price equal to the greater of the principal amount and the present value of remaining scheduled payments, discounted to the redemption date, plus accrued interest.
Short-term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in investments and was $1.1 billion and $1.3 billion, of commercial mortgage backed securities, and $518 million and $604 million, of residential mortgage backed securities, as of September 30, 2021 and December 31, 2020, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2021 and December 31, 2020. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on outstanding borrowings as of the balance sheet date.
On June 11, 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both September 30, 2021 and December 31, 2020, the Company had no borrowings outstanding and had $1.1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both September 30, 2021 and December 31, 2020.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$3,077	$3,322	$—	$6,399
Available-for-Sale securities:
Corporate debt securities	—	9,205	520	9,725
Residential mortgage backed securities	—	9,699	—	9,699
Commercial mortgage backed securities	—	4,795	—	4,795
Asset backed securities	—	3,488	7	3,495
State and municipal obligations	—	1,104	—	1,104
U.S. government and agency obligations	1,196	—	—	1,196
Foreign government bonds and obligations	—	87	—	87
Other securities	—	13	—	13
Total Available-for-Sale securities	1,196	28,391	527	30,114
Investments at net asset value (“NAV”)				8	(1)
Trading and other securities	11	22	—	33
Separate account assets at NAV				95,129	(1)
Investments and cash equivalents segregated for regulatory purposes	650	—	—	650
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	56	56
Other assets:
Interest rate derivative contracts	1	1,184	—	1,185
Equity derivative contracts	486	3,979	—	4,465
Credit derivative contracts	—	18	—	18
Foreign exchange derivative contracts	—	19	—	19
Total other assets	487	5,200	—	5,687
Total assets at fair value	$5,421	$36,935	$583	$138,076

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$54	$58
IUL embedded derivatives	—	—	917	917
GMWB and GMAB embedded derivatives	—	—	1,436	1,436	(2)
Structured variable annuity embedded derivatives	—	—	217	217
Total policyholder account balances, future policy benefits and claims	—	4	2,624	2,628	(3)
Customer deposits	—	5	—	5
Other liabilities:
Interest rate derivative contracts	—	476	—	476
Equity derivative contracts	169	3,450	—	3,619
Foreign exchange derivative contracts	2	17	—	19
Other	8	4	40	52
Total other liabilities	179	3,947	40	4,166
Total liabilities at fair value	$179	$3,956	$2,664	$6,799

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,935	$2,506	$—	$5,441
Available-for-Sale securities:
Corporate debt securities	—	12,902	772	13,674
Residential mortgage backed securities	—	10,020	9	10,029
Commercial mortgage backed securities	—	6,088	—	6,088
Asset backed securities	—	3,297	32	3,329
State and municipal obligations	—	1,384	—	1,384
U.S. government and agency obligations	1,456	—	—	1,456
Foreign government bonds and obligations	—	262	—	262
Other securities	—	61	—	61
Total Available-for-Sale securities	1,456	34,014	813	36,283
Investments at NAV				8	(1)
Trading and other securities	61	27	—	88
Separate account assets at NAV				92,611	(1)
Investments and cash equivalents segregated for regulatory purposes	600	—	—	600
Other assets:
Interest rate derivative contracts	1	1,754	—	1,755
Equity derivative contracts	408	3,682	—	4,090
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	1	22	—	23
Total other assets	410	5,460	—	5,870
Total assets at fair value	$5,462	$42,007	$813	$140,901

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	935	935
GMWB and GMAB embedded derivatives	—	—	2,316	2,316	(4)
Structured variable annuity embedded derivatives	—	—	70	70
Total policyholder account balances, future policy benefits and claims	—	3	3,370	3,373	(5)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	734	—	734
Equity derivative contracts	183	3,388	—	3,571
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	2	4	—	6
Other	2	3	43	48
Total other liabilities	187	4,130	43	4,360
Total liabilities at fair value	$187	$4,141	$3,413	$7,741
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.6 billion of individual contracts in a liability position and $142 million of individual contracts in an asset position (recorded as a contra liability) as of September 30, 2021.
(3) The Company’s adjustment for nonperformance risk resulted in a $550 million cumulative decrease to the embedded derivatives as of September 30, 2021.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance, July 1, 2021	$391	$6	$397		$—
Total gains (losses) included in:
Net income	(1)	1	—	(1)	—
Other comprehensive income (loss)	(3)	—	(3)		—
Purchases	9	—	9		—
Sales	—	(1)	(1)		—
Issues	—	—	—		57	(5)
Settlements	(44)	(1)	(45)		(1)
Transfers into Level 3	168	2	170		—
Balance, September 30, 2021	$520	$7	$527		$56

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2021	$(4)	$—	$(4)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2021	$54		$928		$1,373		$214		$2,569	$44
Total (gains) losses included in:
Net income	1	(2)	14	(2)	(69)	(3)	17	(3)	(37)	(5)	(4)
Issues	—		—		95		(7)		88	5
Settlements	(1)		(25)		37		(7)		4	(4)
Balance, September 30, 2021	$54		$917		$1,436		$217		$2,624	$40

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2021	$—		$14	(2)	$(60)	(3)	$—		$(46)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2020	$744	$205	$15	$964
Total gains (losses) included in:
Other comprehensive income (loss)	5	—	1	6
Purchases	7	33	—	40
Settlements	(14)	—	1	(13)
Transfers into Level 3	—	—	13	13
Transfers out of Level 3	—	(188)	—	(188)
Balance, September 30, 2020	$742	$50	$30	$822

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2020	$5	$—	$1	$6

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2020	$41		$882		$3,129		$9		$4,061	$48
Total (gains) losses included in:
Net income	3	(2)	50	(2)	(296)	(3)	3	(3)	(240)	(11)	(4)
Issues	—		15		93		(3)		105	5
Settlements	—		(21)		17		—		(4)	(2)
Balance, September 30, 2020	$44		$926		$2,943		$9		$3,922	$40

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2020	$—		$50	(2)	$(283)	(3)	$—		$(233)	$—

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance, January 1, 2021	$772	$9	$32	$813		$—
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	—
Other comprehensive income (loss)	(6)	—	—	(6)		—
Purchases	76	78	—	154		—
Sales	—	—	(1)	(1)		—
Issues	—	—	—	—		57	(5)
Settlements	(73)	—	(2)	(75)		(1)
Transfers into Level 3	168	—	2	170		—
Transfers out of Level 3	(416)	(87)	(24)	(527)		—
Balance, September 30, 2021	$520	$—	$7	$527		$56

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2021	$—	$—	$(1)	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2021	$(4)	$—	$—	$(4)		$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2021	$49		$935		$2,316		$70		$3,370	$43
Total (gains) losses included in:
Net income	7	(2)	51	(2)	(1,273)	(3)	192	(3)	(1,023)	(4)	(4)
Issues	—		4		274		(22)		256	11
Settlements	(2)		(73)		119		(23)		21	(10)
Balance, September 30, 2021	$54		$917		$1,436		$217		$2,624	$40

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2021	$—		$51	(2)	$(1,236)	(3)	$—		$(1,185)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$750	$17	$19	$786
Total gains (losses) included in:
Net income	(1)	—	(1)	(2)	(1)
Other comprehensive income (loss)	13	1	(1)	13
Purchases	12	220	—	232
Settlements	(32)	—	—	(32)
Transfers into Level 3	—	—	13	13
Transfers out of Level 3	—	(188)	—	(188)
Balance, September 30, 2020	$742	$50	$30	$822

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2020	$(1)	$—	$(1)	$(2)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2020	$13	$1	$(1)	$13

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687	$44
Total (gains) losses included in:
Net income	(2)	(2)	53	(2)	1,900	(3)	16	(3)	1,967	(12)	(4)
Issues	3		53		267		(7)		316	15
Settlements	—		(61)		13		—		(48)	(7)
Balance, September 30, 2020	$44		$926		$2,943		$9		$3,922	$40

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2020	$—		$53	(2)	$1,936	(3)	$—		$1,989	$—
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(5) Represents the amount of ceded embedded derivatives associated with fixed deferred annuity products reinsured in the third quarter of 2021. See Note 1 for additional information on the reinsurance transaction.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $1 million and $(123) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2021 and 2020, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(138) million and $446 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2021 and 2020, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$520	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	2.4%	1.2%
Asset backed securities	$2	Discounted cash flow	Annual short-term default rate (2)	1.4%			1.4%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	12.0%			12.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$56	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$917	Discounted cash flow	Nonperformance risk (3)	60 bps			60 bps
Fixed deferred indexed annuity embedded derivatives	$54	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
			Nonperformance risk (3)	60 bps			60 bps
GMWB and GMAB embedded derivatives	$1,436	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	63.4%	3.6%
			Market volatility (7) (8)	4.4%	–	17.6%	11.3%
			Nonperformance risk (3)	60 bps			60 bps
Structured variable annuity embedded derivatives	$217	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	60 bps			60 bps
Contingent consideration liabilities	$40	Discounted cash flow	Discount rate (9)	0.0%	–	9.0%	2.4%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$772	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	3.3%	1.5%
Asset backed securities	$3	Discounted cash flow	Annual short-term default rate (2)	2.9%	–	3.0%	2.9%
			Annual long-term default rate (2)	3.5%	–	4.5%	3.8%
			Discount rate	13.0%			13.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
IUL embedded derivatives	$935	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.2%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$2,316	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.8%
			Market volatility (7) (8)	4.3%	–	17.1%	11.0%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$70	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
Contingent consideration liabilities	$43	Discounted cash flow	Discount rate (9)	0.0%	–	9.0%	3.1%
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
Significant increases (decreases) in the surrender rate used in the fair value measurement of the fixed deferred indexed annuity ceded embedded derivatives in isolation would have resulted in a significantly lower (higher) fair value measurement.
Significant increases (decreases) in nonperformance risk used in the fair value measurement of the IUL embedded derivatives in isolation would have resulted in a significantly lower (higher) fair value measurement.
Significant increases (decreases) in nonperformance risk and the surrender rate used in the fair value measurements of the fixed deferred indexed annuity embedded derivatives and structured variable annuity embedded derivatives in isolation would have resulted in a significantly lower (higher) liability value.

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
Receivables
During the third quarter of 2021, the Company reinsured its fixed deferred indexed annuity products which have an indexed account that is accounted for as an embedded derivative. The Company uses discounted cash flow models including Black-Scholes calculations to determine the fair value of these ceded embedded derivatives. The fair value of fixed deferred indexed annuity ceded embedded derivatives includes significant observable interest rates, volatilities and equity index levels and significant unobservable surrender rates. Given the significance of the unobservable surrender rates, these embedded derivatives are classified as Level 3. See Note 1 for more information on the reinsurance transaction.
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2021 and December 31, 2020. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
The Company uses discounted cash flow models including Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its fixed deferred indexed annuity, structured variable annuity and IUL products. The structured variable annuity product is a limited flexible purchase payment annuity that offers 45 different indexed account options providing equity market exposure and a fixed account. Each indexed account includes a protection option (a buffer or a floor). If the index has a negative return, contractholder losses will be reduced by buffer or limited to a floor. The portion allocated to an indexed account is accounted for as an embedded derivative. The fair value of fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and significant unobservable surrender rates and the estimate of the Company’s nonperformance risk. Given the significance of the unobservable surrender rates and the nonperformance risk assumption, the fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives are classified as Level 3.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2021 and December 31, 2020. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $99 million and $101 million as of September 30, 2021 and December 31, 2020, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,911	$—	$24	$1,988	$2,012
Policy loans	836	—	836	—	836
Receivables	10,405	63	1,598	9,551	11,212
Restricted and segregated cash	1,701	1,701	—	—	1,701
Other investments and assets	291	—	251	42	293

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,767	$—	$—	$12,845	$12,845
Investment certificate reserves	5,437	—	—	5,434	5,434
Banking and brokerage deposits	13,257	13,257	—	—	13,257
Separate account liabilities — investment contracts	5,481	—	5,481	—	5,481
Debt and other liabilities	3,118	111	3,174	9	3,294

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,718	$—	$22	$2,852	$2,874
Policy loans	846	—	846	—	846
Receivables	3,563	147	1,258	2,398	3,803
Restricted and segregated cash	1,958	1,958	—	—	1,958
Other investments and assets	732	—	672	62	734

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,990	$—	$—	$11,686	$11,686
Investment certificate reserves	6,752	—	—	6,752	6,752
Banking and brokerage deposits	10,891	10,891	—	—	10,891
Separate account liabilities — investment contracts	5,406	—	5,406	—	5,406
Debt and other liabilities	3,214	205	3,253	11	3,469
Receivables include deposit receivables, brokerage margin loans, securities borrowed, pledged asset lines of credit, and loans to financial advisors. Restricted and segregated cash includes cash segregated under federal and other regulations held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Other investments and assets primarily include syndicated loans, credit card receivables, certificate of deposits with original or remaining maturities at the time of purchase of more than 90 days, the Company’s membership in the FHLB and investments related to the Community Reinvestment Act. See Note 6 for additional information on mortgage loans, policy loans, syndicated loans, credit card receivables and the deposit receivable.
Policyholder account balances, future policy benefits and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed and structured variable annuity host contracts, and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 10 for additional information on these liabilities. Investment certificate reserves represent customer deposits for fixed rate certificates and stock market certificates. Banking and brokerage deposits are amounts payable to customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. Separate account liabilities are primarily investment contracts in pooled pension funds offered by Threadneedle. Debt and other liabilities include the Company’s long-term debt, short-term borrowings, securities loaned and future funding commitments to affordable housing partnerships and other real estate partnerships. See Note 11 for further information on the Company’s long-term debt and short-term borrowings.

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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,310	$—	$5,310	$(3,479)	$(1,369)	$(404)	$58
OTC cleared	25	—	25	(15)	—	—	10
Exchange-traded	352	—	352	(110)	(213)	—	29
Total derivatives	5,687	—	5,687	(3,604)	(1,582)	(404)	97
Securities borrowed	63	—	63	(16)	—	(45)	2
Total	$5,750	$—	$5,750	$(3,620)	$(1,582)	$(449)	$99

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,501	$—	$5,501	$(3,862)	$(1,287)	$(315)	$37
OTC cleared	58	—	58	(25)	—	—	33
Exchange-traded	311	—	311	(91)	(165)	—	55
Total derivatives	5,870	—	5,870	(3,978)	(1,452)	(315)	125
Securities borrowed	147	—	147	(43)	—	(103)	1
Total	$6,017	$—	$6,017	$(4,021)	$(1,452)	$(418)	$126
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,987	$—	$3,987	$(3,479)	$(195)	$(293)	$20
OTC cleared	15	—	15	(15)	—	—	—
Exchange-traded	112	—	112	(110)	—	—	2
Total derivatives	4,114	—	4,114	(3,604)	(195)	(293)	22
Securities loaned	111	—	111	(16)	—	(91)	4
Total	$4,225	$—	$4,225	$(3,620)	$(195)	$(384)	$26

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,192	$—	$4,192	$(3,862)	$(1)	$(327)	$2
OTC cleared	25	—	25	(25)	—	—	—
Exchange-traded	95	—	95	(91)	—	—	4
Total derivatives	4,312	—	4,312	(3,978)	(1)	(327)	6
Securities loaned	205	—	205	(43)	—	(157)	5
Total	$4,517	$—	$4,517	$(4,021)	$(1)	$(484)	$11
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. Securities borrowing and lending agreements are reflected in receivables and other liabilities, respectively. See Note 14 for additional disclosures related to the Company’s derivative instruments and Note 4 for information related to derivatives held by consolidated investment entities.

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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2021			December 31, 2020
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts – net investment hedges	$58	$1	$—	$32	$—	$2
Total qualifying hedges	58	1	—	32	—	2

Derivatives not designated as hedging instruments
Interest rate contracts	79,350	1,185	476	77,951	1,755	734
Equity contracts	59,856	4,465	3,619	57,254	4,090	3,571
Credit contracts	1,758	18	—	2,297	2	1
Foreign exchange contracts	3,234	18	19	3,423	23	4
Total non-designated hedges	144,198	5,686	4,114	140,925	5,870	4,310

Embedded derivatives
GMWB and GMAB (4)	N/A	—	1,436	N/A	—	2,316
IUL	N/A	—	917	N/A	—	935
Fixed deferred indexed annuities and deposit receivables	N/A	56	58	N/A	—	52
Structured variable annuities	N/A	—	217	N/A	—	70
SMC	N/A	—	5	N/A	—	8
Total embedded derivatives	N/A	56	2,633	N/A	—	3,381
Total derivatives	$144,256	$5,743	$6,747	$140,957	$5,870	$7,693
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets and the fair value of ceded embedded derivative assets related to deposit receivables is included in Receivables on the Consolidated Balance Sheets.
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.9 billion and $3.7 billion as of September 30, 2021 and December 31, 2020, respectively. See Note 13 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2021 included $1.6 billion of individual contracts in a liability position and $142 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2020 included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As of September 30, 2021 and December 31, 2020, investment securities with a fair value of $448 million and $325 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $448 million and $325 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2021 and December 31, 2020, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both September 30, 2021 and December 31, 2020, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2021
Interest rate contracts	$—	$—	$—	$—	$(171)	$—
Equity contracts	—	—	(13)	—	1	(1)
Credit contracts	—	—	—	—	2	—
Foreign exchange contracts	(23)	—	—	—	—	—
GMWB and GMAB embedded derivatives	—	—	—	—	(64)	—
IUL embedded derivatives	—	—	—	11	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	1	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(17)	—
SMC embedded derivatives	—	—	—	—	—	—
Total gain (loss)	$(23)	$—	$(13)	$12	$(249)	$(1)

Nine Months Ended September 30, 2021
Interest rate contracts	$(23)	$—	$(1)	$—	$(1,125)	$—
Equity contracts	—	1	67	55	(613)	11
Credit contracts	—	—	1	—	41	—
Foreign exchange contracts	(17)	—	—	—	6	(2)
GMWB and GMAB embedded derivatives	—	—	—	—	879	—
IUL embedded derivatives	—	—	—	22	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(7)	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(192)	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(40)	$—	$67	$70	$(1,004)	$9

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2020
Interest rate contracts	$—	$—	$—	$—	$(371)	$—
Equity contracts	—	2	41	42	(468)	6
Credit contracts	—	—	—	—	(12)	—
Foreign exchange contracts	—	—	—	—	(23)	5
GMWB and GMAB embedded derivatives	—	—	—	—	186	—
IUL embedded derivatives	—	—	—	(29)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(3)	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(3)	—
SMC embedded derivatives	—	(2)	—	—	—	—
Total gain (loss)	$—	$—	$41	$10	$(691)	$11

Nine Months Ended September 30, 2020
Interest rate contracts	$(1)	$—	$2	$—	$2,204	$—
Equity contracts	(1)	—	12	(7)	58	3
Credit contracts	—	—	—	—	(91)	—
Foreign exchange contracts	—	—	—	—	26	3
GMWB and GMAB embedded derivatives	—	—	—	—	(2,180)	—
IUL embedded derivatives	—	—	—	8	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	2	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(16)	—
SMC embedded derivatives	—	—	—	—	—	—
Total gain (loss)	$(2)	$—	$14	$3	$1	$6
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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2021:

	Premiums Payable	Premiums Receivable
	(in millions)
2021 (1)	$60	$45
2022	204	205
2023	51	43
2024	138	25
2025	125	22
2026 - 2028	262	88
Total	$840	$428
(1) 2021 amounts represent the amounts payable and receivable for the period from October 1, 2021 to December 31, 2021.

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
Structured variable annuity, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to structured variable annuity, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. The equity component of structured variable annuity, IUL and stock market certificate product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
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
For the three months and nine months ended September 30, 2021 and 2020, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of September 30, 2021 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $0.5 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 15 years and relates to forecasted debt interest payments. See Note 15 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
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
The Company has not had any fair value hedges since March 2020. The following table is a summary of the impact of derivatives designated as hedges on the Consolidated Statements of Operations:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in millions)
Total interest and debt expense per Consolidated Statements of Operations	$37	$124
Gain (loss) on interest rate contracts designated as fair value hedges:
Hedged items	$—	$1
Derivatives designated as fair value hedges	—	(1)
Gain (loss) on interest rate contracts designated as cash flow hedges:
Amount of gain (loss) reclassified from AOCI into income	$1	$1

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended September 30, 2021 and 2020, the Company recognized a gain of $0.7 million and a loss of $2.5 million, respectively, in OCI. For the nine months ended September 30, 2021 and 2020, the Company recognized a loss of $0.2 million and a gain of $3 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2021 and December 31, 2020, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $382 million and $326 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2021 and December 31, 2020 was $378 million and $324 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2021 and December 31, 2020 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $4 million and $2 million, respectively.
15.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2021			2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(79)	$21	$(58)	$225	$(53)	$172
Reclassification of net (gains) losses on securities included in net income (2)	(502)	105	(397)	(4)	1	(3)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	147	(31)	116	(94)	20	(74)
Net unrealized gains (losses) on securities	(434)	95	(339)	127	(32)	95
Foreign currency translation	(28)	6	(22)	27	—	27
Total other comprehensive income (loss)	$(462)	$101	$(361)	$154	$(32)	$122

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2021			2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(433)	$108	$(325)	$562	$(118)	$444
Reclassification of net (gains) losses on securities included in net income (2)	(553)	116	(437)	—	—	—
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	284	(60)	224	(223)	47	(176)
Net unrealized gains (losses) on securities	(702)	164	(538)	339	(71)	268
Defined benefit plans	37	(8)	29	—	—	—
Foreign currency translation	(27)	6	(21)	(15)	1	(14)
Total other comprehensive income (loss)	$(692)	$162	$(530)	$324	$(70)	$254
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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, July 1, 2021	$784	$5	$(175)	$(153)	$(1)	$460
OCI before reclassifications	58	—	—	(22)	—	36
Amounts reclassified from AOCI	(397)	—	—	—	—	(397)
Total OCI	(339)	—	—	(22)	—	(361)
Balance, September 30, 2021	$445	$5	$(175)	$(175)	$(1)	$99

Balance, January 1, 2021	$983	$5	$(204)	$(154)	$(1)	$629
OCI before reclassifications	(101)	—	29	(21)	—	(93)
Amounts reclassified from AOCI	(437)	—	—	—	—	(437)
Total OCI	(538)	—	29	(21)	—	(530)
Balance, September 30, 2021	$445	$5	$(175)	$(175)	$(1)	$99

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, July 1, 2020	$749	$6	$(138)	$(222)	$(1)	$394
OCI before reclassifications	98	—	—	27	—	125
Amounts reclassified from AOCI	(3)	—	—	—	—	(3)
Total OCI	95	—	—	27	—	122
Balance, September 30, 2020	$844	$6	$(138)	$(195)	$(1)	$516

Balance, January 1, 2020	$576	$6	$(138)	$(181)	$(1)	$262
OCI before reclassifications	268	—	—	(14)	—	254
Total OCI	268	—	—	(14)	—	254
Balance, September 30, 2020	$844	$6	$(138)	$(195)	$(1)	$516
For the nine months ended September 30, 2021 and 2020, the Company repurchased a total of 5.5 million shares and 6.3 million shares, respectively, of its common stock for an aggregate cost of $1.3 billion and $956 million, respectively. In August 2020, the Company’s Board of Directors authorized a repurchase of up to $2.5 billion for the repurchase of shares of the Company’s common stock through September 30, 2022. As of September 30, 2021, the Company had $932 million remaining under the share repurchase authorization.
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
For the nine months ended September 30, 2021 and 2020, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $69 million and $51 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2021 and 2020, the Company reacquired 0.9 million shares and 0.7 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $209 million and $128 million, respectively.
During the nine months ended September 30, 2021 and 2020, the Company reissued 0.4 million and 0.5 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
16.  Income Taxes
The Company’s effective tax rate was 18.8% and 23.5% for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 17.1% and 17.4% for the nine months ended September 30, 2021 and 2020, respectively.
The effective tax rate for the three months ended September 30, 2021 is lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits, partially offset by state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2021 is lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits, incentive compensation, and the dividends received deduction, partially offset by state income taxes, net of federal benefit.

The Company recorded a pretax loss for the three months ended September 30, 2020. Tax benefits applied to a pretax loss increase the effective tax rate. The effective tax rate for the three months ended September 30, 2020 is higher than the statutory tax rate due to tax benefits including low income housing tax credits and dividends received deduction. The effective tax rate for the nine months ended September 30, 2020 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits and dividends received deduction, partially offset by state income taxes, net of federal benefit.

The lower effective tax rate for the three months ended September 30, 2021 is the result of current period pretax income compared to the prior period pretax loss and a decrease in tax preferred items including low income housing tax credits and the dividends received deduction, increases in incentive compensation partially offset by state income taxes, net of federal benefit.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $16 million, net of federal benefit, which will expire beginning December 31, 2021.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $12 million, state deferred tax assets of $2 million and foreign deferred tax assets of $1 million; therefore, a valuation allowance has been established. The valuation allowance was $15 million as of both September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020, the Company had $126 million and $110 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $95 million and $80 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2021 and December 31, 2020, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $40 million to $50 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net decrease of $1 million in interest and penalties for the three and nine months ended September 30, 2021, respectively. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had a payable of $9 million and $10 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both September 30, 2021 and December 31, 2020, the estimated liability was $12 million. As of both September 30, 2021 and December 31, 2020, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
18.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
	(in millions, except per share amounts)
Numerator:
Net income	$1,031	$(140)		$2,059	$1,357

Denominator:
Basic: Weighted-average common shares outstanding	116.4	123.0		118.2	124.8
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.8	1.9		2.7	1.7
Diluted: Weighted-average common shares outstanding	119.2	124.9		120.9	126.5

Earnings per share:
Basic	$8.86	$(1.14)		$17.42	$10.87
Diluted	$8.65	$(1.14)	(1)	$17.03	$10.73
(1) Diluted shares used in this calculation represent basic shares due to the net loss. Using actual diluted shares would result in anti-dilution.
The calculation of diluted earnings per share excludes the incremental effect of 1.5 million options as of September 30, 2020 due to their anti-dilutive effect.

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
Effective in the third quarter of 2021, management has excluded the impacts of block transfer reinsurance transactions from the adjusted operating measures. Prior periods presented were not impacted.
Adjusted operating earnings is defined as adjusted operating net revenues less adjusted operating expenses. Adjusted operating net revenues and adjusted operating expenses exclude net realized investment gains or losses (net of unearned revenue amortization and the reinsurance accrual); the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization, and the reinsurance accrual; mean reversion related impacts (the impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves); block transfer reinsurance transaction impacts; the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; integration and restructuring charges; and the impact of consolidating CIEs. The market impact on non-traditional long-duration products includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
The following tables summarize selected financial information by segment and reconciles segment totals to those reported on the consolidated financial statements:

	September 30, 2021	December 31, 2020
	(in millions)
Advice & Wealth Management	$22,849	$21,266
Asset Management	9,213	8,406
Retirement & Protection Solutions	116,986	114,850
Corporate & Other	21,678	21,361
Total assets	$170,726	$165,883

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,048	$1,667	$5,907	$4,899
Asset Management	915	739	2,622	2,093
Retirement & Protection Solutions	834	781	2,429	2,295
Corporate & Other	113	132	371	412
Eliminations (1)(2)	(395)	(342)	(1,173)	(1,006)
Total segment adjusted operating net revenues	3,515	2,977	10,156	8,693
Net realized gains (losses)	14	4	81	(19)
Revenue attributable to consolidated investment entities	42	21	92	52
Market impact on non-traditional long-duration products, net	(1)	1	25	(10)
Mean reversion related impacts	—	—	1	—
Market impact of hedges on investments	(23)	—	(40)	—
Block transfer reinsurance transaction impacts	(644)	—	(644)	—
Total net revenues per Consolidated Statements of Operations	$2,903	$3,003	$9,671	$8,716
(1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2021 and 2020 in each segment as follows: Advice & Wealth Management ($261 million and $219 million, respectively); Asset Management ($12 million and $13 million, respectively); Retirement & Protection Solutions ($122 million and $110 million, respectively); and Corporate & Other (nil and nil, respectively).
(2) Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2021 and 2020 in each segment as follows: Advice & Wealth Management ($777 million and $649 million, respectively); Asset Management ($39 million and $39 million, respectively); Retirement & Protection Solutions ($356 million and $319 million, respectively); and Corporate & Other ($1 million and $(1) million, respectively).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$459	$320	$1,271	$969
Asset Management	285	198	766	496
Retirement & Protection Solutions	187	(89)	552	300
Corporate & Other	(81)	(202)	(179)	(309)
Total segment adjusted operating earnings	850	227	2,410	1,456
Net realized gains (losses)	12	4	78	(18)
Net income (loss) attributable to consolidated investment entities	2	—	(1)	(2)
Market impact on non-traditional long-duration products, net	(94)	(431)	(577)	239
Mean reversion related impacts	9	17	107	(30)
Market impact of hedges on investments	(23)	—	(40)	—
Block transfer reinsurance transaction impacts	521	—	521	—
Integration and restructuring charges	(7)	(1)	(14)	(4)
Pretax income per Consolidated Statements of Operations	$1,270	$(184)	$2,484	$1,641

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.2 trillion in assets under management and administration as of September 30, 2021. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected our business and operating environment driven by a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. In early 2020, we implemented a work-from-home protocol for virtually all of our employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. We are thoughtfully returning to our office locations, where it is reasonable to do so, while complying with applicable health agencies’ guidelines and governmental orders. COVID-19 continues its ongoing impact and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects current and other new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. Given the impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” of our 2020 10-K.
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
In the third quarter, we updated our market-related assumptions and implemented model changes related to our living benefit valuation. In addition, we conducted our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. We also reviewed our future policy benefit reserve adequacy for our long term care (“LTC”) business in the third quarter. See our Consolidated and Segment Results of Operations sections for the pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.

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
During the third quarter of 2021, RiverSource Life Insurance Company (“RiverSource Life”), one of our life insurance subsidiaries, closed on a transaction with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company, effective July 1, 2021, to reinsure approximately $7.0 billion of fixed deferred and immediate annuity policies. As part of the transaction, RiverSource Life transferred $7.8 billion in consideration primarily consisting of Available-for-Sale securities, commercial mortgage loans, syndicated loans and cash. The transaction resulted in a net realized gain of approximately $532 million on investments sold. A similar previously announced transaction with RiverSource Life Co. of New York did not receive regulatory approval in time to close by September 30, 2021 and the transaction was terminated by the parties.
On November 8, 2021, we completed our previously announced acquisition of the European-based asset management business of BMO Financial Group. At close, the consideration transferred consisted of £615 million (or $829 million) for initial price, plus an additional £103 million (or $138 million) largely associated with a customary adjustment for excess capital surplus that will be accessible over time. The overall purchase price will continue to be subject to further customary post-close adjustments. The all-cash transaction will add approximately $131 billion of assets under management (“AUM”) in EMEA.
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
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating measures, which exclude net realized investment gains or losses, net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts, net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; mean reversion related impacts (the impact on variable annuity and variable universal life (“VUL”) products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; block transfer reinsurance transaction impact; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis. Management uses these non-GAAP measures to evaluate our financial performance on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as adjusted operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures. Effective in the third quarter of 2021, management has excluded the impacts of block transfer reinsurance transactions from the adjusted operating measures. Prior periods presented were not impacted.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:
•Adjusted operating earnings per diluted share growth of 12% to 15%, and
•Adjusted operating return on equity excluding accumulated other comprehensive income (“AOCI”) of over 30%.

AMERIPRISE FINANCIAL, INC.
The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net income (loss)	$1,031	$(140)	$8.65	$(1.14)	(3)
Add: Basic to diluted share conversion	—	—	—	0.02	(4)
Less: Net realized investment gains (losses) (1)	12	4	0.10	0.03
Add: Market impact on non-traditional long-duration products (1)	94	431	0.79	3.45
Add: Mean reversion related impacts (1)	(9)	(17)	(0.08)	(0.14)
Add: Market impact of hedges on investments (1)	23	—	0.19	—
Add: Block transfer reinsurance transaction impacts (1)	(521)	—	(4.37)	—
Add: Integration/restructuring charges (1)	7	1	0.06	0.01
Less: Net income (loss) attributable to CIEs	2	—	0.02	—
Tax effect of adjustments (2)	88	(87)	0.74	(0.70)
Adjusted operating earnings	$699	$184	$5.86	$1.47

Weighted average common shares outstanding:
Basic	116.4	123.0
Diluted	119.2	124.9

			Per Diluted Share
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net income (loss)	$2,059	$1,357	$17.03	$10.73
Less: Net realized investment gains (losses) (1)	78	(18)	0.65	(0.14)
Add: Market impact on non-traditional long-duration products (1)	577	(239)	4.78	(1.89)
Add: Mean reversion related impacts (1)	(107)	30	(0.89)	0.24
Add: Market impact of hedges on investments (1)	40	—	0.33	—
Add: Block transfer reinsurance transaction impacts (1)	(521)	—	(4.31)	—
Add: Integration/restructuring charges (1)	14	4	0.12	0.03
Less: Net income (loss) attributable to CIEs	(1)	(2)	(0.01)	(0.01)
Tax effect of adjustments (2)	16	39	0.13	0.31
Adjusted operating earnings	$2,001	$1,211	$16.55	$9.57

Weighted average common shares outstanding:
Basic	118.2	124.8
Diluted	120.9	126.5
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

AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended September 30,
	2021	2020
	(in millions)
Net income	$2,236	$1,820
Less: Adjustments (1)	(324)	58
Adjusted operating earnings	2,560	1,762

Total Ameriprise Financial, Inc. shareholders’ equity	5,766	6,197
Less: AOCI, net of tax	404	243
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,362	5,954
Less: Equity impacts attributable to CIEs	3	—
Adjusted operating equity	$5,359	$5,954

Return on equity, excluding AOCI	41.7%	30.6%
Adjusted operating return on equity, excluding AOCI (2)	47.8%	29.6%
(1) Adjustments reflect the sum of after-tax net realized investment gains/losses, net of DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual; mean reversion related impacts; block transfer reinsurance transaction impacts; the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 21%.
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
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three months ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
S&P 500
Daily average	4,425	3,316	33%	4,158	3,105	34%
Period end	4,308	3,363	28%	4,308	3,363	28%
Weighted Equity Index (“WEI”) (1)
Daily average	2,983	2,234	34%	2,836	2,107	35%
Period end	2,909	2,255	29%	2,909	2,255	29%
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
The following table presents detail regarding our AUM and AUA:

	September 30,		Change
	2021	2020
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$431.8	$337.0	$94.8	28%
Asset Management AUM	583.4	498.0	85.4	17
Corporate AUM	0.1	—	0.1	—
Eliminations	(42.0)	(34.1)	(7.9)	(23)
Total Assets Under Management	973.3	800.9	172.4	22
Total Assets Under Administration	233.0	197.7	35.3	18
Total AUM and AUA	$1,206.3	$998.6	$207.7	21%
Total AUM increased $172.4 billion, or 22%, to $973.3 billion as of September 30, 2021 compared to $800.9 billion as of September 30, 2020 due to a $94.8 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $85.4 billion increase in Asset Management AUM driven by market appreciation and net inflows, partially offset by retail fund distributions. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended September 30, 2021 and 2020
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$2,367	$1,893	$474	25%
Distribution fees	458	400	58	15
Net investment income	773	300	473	NM
Premiums, policy and contract charges	(805)	352	(1,157)	NM
Other revenues	113	68	45	66
Total revenues	2,906	3,013	(107)	(4)
Banking and deposit interest expense	3	10	(7)	(70)
Total net revenues	2,903	3,003	(100)	(3)
Expenses
Distribution expenses	1,285	1,028	257	25
Interest credited to fixed accounts	172	170	2	1
Benefits, claims, losses and settlement expenses	(719)	1,104	(1,823)	NM
Amortization of deferred acquisition costs	9	85	(76)	(89)
Interest and debt expense	64	37	27	73
General and administrative expense	822	763	59	8
Total expenses	1,633	3,187	(1,554)	(49)
Pretax income (loss)	1,270	(184)	1,454	NM
Income tax provision	239	(44)	283	NM
Net income (loss)	$1,031	$(140)	$1,171	NM
NM Not Meaningful.
Overall
Pretax income increased $1.5 billion to $1.3 billion for the three months ended September 30, 2021 compared to pretax loss of $184 million for the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The favorable impact of the block transfer reinsurance transaction was $521 million for the three months ended September 30, 2021 primarily reflecting the net realized gains on the investments sold to the reinsurer.
•The favorable impact of unlocking and LTC loss recognition was $17 million for the three months ended September 30, 2021 compared to an unfavorable impact of $454 million for the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was an expense of $94 million for the three months ended September 30, 2021 compared to an expense of $431 million for the prior year period.
•A favorable impact from higher average equity markets for the three months ended September 30, 2021 compared to the prior year period.
•A favorable impact from continued net inflows from Advice & Wealth Management and Asset Management.

AMERIPRISE FINANCIAL, INC.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the three months ended September 30:

Pretax Increase (Decrease)	2021	2020
	(in millions)
Distribution fees	$2	$—
Premiums, policy and contract charges	17	(1)
Total revenues	19	(1)

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	3	141
Unlocking impact, excluding LTC	59	212
Total benefits, claims, losses and settlement expenses	62	353
Amortization of DAC	(60)	100
Total expenses	2	453
Pretax income (1)	$17	$(454)
(1) Includes a $25 million net benefit and $12 million net expense related to the market impact on variable annuity guaranteed benefits for the three months ended September 30, 2021 and 2020, respectively, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking and LTC loss recognition.
The primary drivers of the year-over-year unlocking impact excluding LTC include the following items:
•Interest rate assumptions resulted in a lower expense in the third quarter of 2021 compared to the prior year period. Our 10-year Treasury rate assumption remained unchanged in 2021 at 3.5% with a grading period ending December 31, 2026.
•Equity market volatility and correlation assumptions on variable annuities resulted in a higher benefit in the third quarter of 2021 compared to the prior year period.
•Surrenders assumptions on variable annuities with living benefit guarantees resulted in a lower expense in the third quarter of 2021 compared to the prior year period.
The unfavorable LTC unlocking impact of $3 million in the third quarter of 2021 compared to the unfavorable LTC unlocking and loss recognition impact of $141 million in the prior year period is primarily due to updates to our interest rate assumptions in the prior year period.
Net Revenues
Net revenues decreased $100 million, or 3%, to $2.9 billion for the three months ended September 30, 2021 compared to $3.0 billion for the prior year period.
Management and financial advice fees increased $474 million, or 25%, to $2.4 billion for the three months ended September 30, 2021 compared to $1.9 billion for the prior year period reflecting higher average equity markets and higher wrap account net inflows.
Distribution fees increased $58 million, or 15%, to $458 million for the three months ended September 30, 2021 compared to $400 million for the prior year period due to higher average equity markets and increased transactional activity.
Net investment income increased $473 million to $773 million for the three months ended September 30, 2021 compared to $300 million for the prior year period primarily reflecting the following items:
•Net realized investment gains of $546 million, for the three months ended September 30, 2021 compared to net realized investment gains of $4 million for the prior year period. Net realized investment gains for the three months ended September 30, 2021 included net realized gains of $502 million on Available-for-Sale securities and a $42 million net gain related to commercial mortgage loans primarily due to the sale of securities and loans to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction that closed in the third quarter 2021.
•A $22 million increase in net investment income of CIEs.
•A $23 million unfavorable change in the market impact of hedges to offset interest rate and currency changes on certain investments.
•The unfavorable impact of continued low interest rates, including lower investment yields on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products.
•The unfavorable impact of lower average invested assets due to the sale of investments to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction.

AMERIPRISE FINANCIAL, INC.
Premiums, policy and contract charges decreased $1.2 billion to $(805) million for the three months ended September 30, 2021 compared to $352 million for the prior year primarily reflecting ceded premiums of $1.2 billion associated with the reinsurance for life contingent immediate annuity policies.
Other revenues increased $45 million, or 66%, to $113 million for the three months ended September 30, 2021 compared to $68 million for the prior year period primarily reflecting the yield on deposit receivables.
Banking and deposit interest expense decreased $7 million, or 70%, to $3 million for the three months ended September 30, 2021 compared to $10 million due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses decreased $1.6 billion, or 49%, to $1.6 billion for the three months ended September 30, 2021 compared to $3.2 billion for the prior year period.
Distribution expenses increased $257 million, or 25%, to $1.3 billion for the three months ended September 30, 2021 compared to $1.0 billion for the prior year period reflecting higher advisor compensation due to an increase in average wrap account balances and increased transactional activity.
Interest credited to fixed accounts increased $2 million, or 1%, to $172 million for the three months ended September 30, 2021 compared to $170 million for the prior year period primarily reflecting the following items:
•A $16 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $2 million for the three months ended September 30, 2021 compared to an unfavorable impact of $18 million for the prior year period.
•A $21 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $7 million for the three months ended September 30, 2021 compared to a benefit of $14 million for the prior year period. The increase in expense was primarily due to a decrease in the IUL embedded derivative in the prior year period, which reflected lower option costs due to lower credit spreads.
Benefits, claims, losses and settlement expenses decreased $1.8 billion to a benefit of $719 million for the three months ended September 30, 2021 compared to an expense of $1.1 billion for the prior year period primarily reflecting the following items:
•A $1.2 billion decrease in expense associated with the reinsurance transaction for life contingent immediate annuity policies.
•A $107 million decrease in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of $4 million for the three months ended September 30, 2021 was driven by changes in the undiscounted embedded derivative liability compared to an unfavorable impact of $103 million for the prior year period. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•A $307 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of a favorable $707 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by an unfavorable $400 million change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended September 30, 2021 compared to the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended September 30, 2021 compared to an expense for the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended September 30, 2021 compared to an expense for the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a lower net expense for the three months ended September 30, 2021 compared to the prior year period.
•The impact of unlocking excluding LTC was an expense of $59 million for the three months ended September 30, 2021 compared to an expense of $212 million for the prior year period.
•The annual review of LTC future policy benefit reserve in the third quarter of 2021 resulted in unlocking of $3 million compared to unlocking and loss recognition of $141 million in the prior year period.
•The mean reversion related impact was a benefit of $6 million for the three months ended September 30, 2021 compared to a benefit of $8 million for the prior year period.

AMERIPRISE FINANCIAL, INC.
Amortization of DAC decreased $76 million, or 89%, to $9 million for the three months ended September 30, 2021 compared to a benefit of $85 million for the prior year period primarily reflecting the following items:
•The impact of unlocking in the third quarter of 2021 was a benefit of $60 million compared to an expense of $100 million in the prior year period.
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $2 million for the three months ended September 30, 2021 compared to a benefit of $64 million for the prior year period.
•The mean reversion related impact was a benefit of $3 million for the three months ended September 30, 2021 compared to a benefit of $9 million for the prior year period.
•A higher level of normalized amortization due to the growth of variable annuities and unlocked market and policyholder assumptions in the prior year.
Interest and debt expense increased $27 million, or 73%, to $64 million or the three months ended September 30, 2021 compared to $37 million for the prior year period primarily due to an increase in interest expense of CIEs.
General and administrative expense increased $59 million, or 8%, to $822 million for the three months ended September 30, 2021 compared to $763 million for the prior year period primarily reflecting higher volume related expenses, an unfavorable foreign exchange impact and higher performance-based compensation.
Income Taxes
Our effective tax rate was 18.8% for the three months ended September 30, 2021 compared to 23.5% for the prior year period. The lower effective tax rate for the three months ended September 30, 2021 compared to the prior year period is primarily the result of a pretax loss in the prior year relative to income expected for the full year. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended September 30, 2021 and 2020
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.

AMERIPRISE FINANCIAL, INC.
 The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Advice & Wealth Management
Net revenues	$2,048	$1,667
Expenses	1,589	1,347
Adjusted operating earnings	$459	$320
Asset Management
Net revenues	$915	$739
Expenses	630	541
Adjusted operating earnings	$285	$198
Retirement & Protection Solutions
Net revenues	$834	$781
Expenses	647	870
Adjusted operating earnings	$187	$(89)
Corporate & Other
Net revenues	$113	$132
Expenses	194	334
Adjusted operating loss	$(81)	$(202)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the three months ended September 30:

Segment Pretax Operating Increase (Decrease)	2021		2020
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Distribution fees	$2	$—	$—	$—
Premiums, policy and contract charges	17	—	2	(3)
Total revenues	19	—	2	(3)

Benefits, claims, losses and settlement expenses
LTC unlocking and loss recognition	—	3	—	141
Unlocking impact, excluding LTC	89	—	189	7
Total benefits, claims, losses and settlement expenses	89	3	189	148
Amortization of DAC	(65)	—	108	(4)
Total expenses	24	3	297	144
Pretax income	$(5)	$(3)	$(295)	$(147)

AMERIPRISE FINANCIAL, INC.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2021	2020
	(in billions)
Beginning balance	$430.0	$317.6
Net flows (1)	9.4	5.7
Market appreciation (depreciation) and other (1)	(4.0)	16.7
Ending balance	$435.4	$340.0

Advisory wrap account assets ending balance (2)	$430.5	$336.0
Average advisory wrap account assets (3)	$432.9	$327.4
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
(3) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended September 30, 2021 and 2020.
Wrap account assets increased $5.4 billion, or 1%, during the three months ended September 30, 2021 due to net inflows of $9.4 billion, partially offset by market depreciation of $4.0 billion. Average advisory wrap account assets increased $105.5 billion, or 32%, compared to the prior year period reflecting market appreciation and net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$1,374	$1,077	$297	28%
Distribution fees	561	479	82	17
Net investment income	62	70	(8)	(11)
Other revenues	54	51	3	6
Total revenues	2,051	1,677	374	22
Banking and deposit interest expense	3	10	(7)	(70)
Total net revenues	2,048	1,667	381	23
Expenses
Distribution expenses	1,238	998	240	24
Interest and debt expense	3	3	—	—
General and administrative expense	348	346	2	1
Total expenses	1,589	1,347	242	18
Adjusted operating earnings	$459	$320	$139	43%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $139 million, or 43%, to $459 million for the three months ended September 30, 2021 compared to $320 million for the prior year period reflecting higher average wrap account balances due to net inflows and market appreciation and improved transactional activity. Pretax adjusted operating margin was 22.4% for the three months ended September 30, 2021 compared to 19.2% for the prior year period.
Ameriprise Bank, FSB has continued to add deposits, with $9.8 billion of cash sweep balances as of September 30, 2021. In the fourth quarter of 2020, we acquired $224 million in an existing portfolio of brokerage client pledged asset lines of credit which has grown to over $408 million as of September 30, 2021.

AMERIPRISE FINANCIAL, INC.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $381 million, or 23%, to $2.0 billion for the three months ended September 30, 2021 compared to $1.7 billion for the prior year period. Adjusted operating net revenue per advisor increased to $203,000 for the three months ended September 30, 2021, up 21%, compared to $168,000 for the prior year period.
Management and financial advice fees increased $297 million, or 28%, to $1.4 billion for the three months ended September 30, 2021 compared to $1.1 billion for the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $105.5 billion, or 32%, compared to the prior year period reflecting market appreciation and net inflows.
Distribution fees increased $82 million, or 17%, to $561 million for the three months ended September 30, 2021 compared to $479 million for the prior year period reflecting increased transactional activity and higher average equity markets.
Net investment income, which excludes net realized investment gains or losses, decreased $8 million, or 11%, to $62 million for the three months ended September 30, 2021 compared to $70 million for the prior year period primarily due to lower certificate balances and the unfavorable impact of continued low interest rates, including lower investment yields on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products, partially offset by higher average invested assets due to increased bank deposits.
Banking and deposit interest expense decreased $7 million, or 70%, to $3 million for the three months ended September 30, 2021 compared to $10 million for the prior year period primarily due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $242 million, or 18%, to $1.6 billion for the three months ended September 30, 2021 compared to $1.3 billion for the prior year period.
Distribution expenses increased $240 million, or 24%, to $1.2 billion for the three months ended September 30, 2021 compared to $998 million for the prior year period reflecting higher asset-based advisor compensation from higher wrap account assets and increased transactional activity.
Asset Management
The following tables present the fund performance of our retail Columbia Threadneedle Investments funds as of September 30, 2021:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted	1 year	3 year	5 year	10 year
Equity	46%	86%	85%	88%
Fixed Income	85%	88%	94%	91%
Asset Allocation	41%	87%	95%	89%

4- or 5-star Morningstar rated funds	Overall	3 year	5 year	10 year
Number of rated funds	105	91	91	84
Percent of rated assets	66%	61%	57%	67%
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

AMERIPRISE FINANCIAL, INC.

The following table presents global managed assets by type:					Average (1)		Change
	As of September 30,		Change		Three Months Ended September 30,
	2021	2020			2021	2020
	(in billions)
Equity	$332.7	$264.8	$67.9	26%	$340.8	$264.2	$76.6	29%
Fixed income	199.3	188.8	10.5	6	200.7	187.2	13.5	7
Money market	5.8	5.1	0.7	14	5.9	5.1	0.8	16
Alternative	3.8	3.5	0.3	9	3.8	3.3	0.5	15
Hybrid and other	41.8	35.8	6.0	17	42.1	35.4	6.7	19
Total managed assets	$583.4	$498.0	$85.4	17%	$593.3	$495.2	$98.1	20%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Three Months Ended September 30,
	2021	2020
	(in billions)
Global Retail Funds
Beginning assets	$359.5	$274.1
Inflows	16.4	14.5
Outflows	(15.5)	(13.2)
Net VP/VIT fund flows	(1.1)	(0.7)
Net new flows	(0.2)	0.6
Reinvested dividends	2.0	1.4
Net flows	1.8	2.0
Distributions	(2.1)	(1.5)
Market appreciation (depreciation) and other	(2.3)	13.8
Foreign currency translation (1)	(1.2)	1.5
Total ending assets	355.7	289.9

Global Institutional
Beginning assets	233.9	202.0
Inflows (2)	9.4	7.0
Outflows (2)	(7.3)	(10.6)
Net flows	2.1	(3.6)
Market appreciation (depreciation) and other (3)	(5.9)	6.6
Foreign currency translation (1)	(2.4)	3.1
Total ending assets	227.7	208.1
Total managed assets	$583.4	$498.0

Total net flows	$3.9	$(1.6)

Legacy insurance partners net flows (4)	$(1.4)	$(1.6)
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

AMERIPRISE FINANCIAL, INC.
Total segment AUM decreased $10.0 billion, or 2%, during the three months ended September 30, 2021. Net inflows were $3.9 billion in the third quarter of 2021, a $5.5 billion increase compared to the prior year period. Global retail net inflows were $1.8 billion. Global institutional net inflows were $2.1 billion and included $1.4 billion of outflows from legacy insurance partners assets.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$794	$641	$153	24%
Distribution fees	120	104	16	15
Net investment income	1	(6)	7	NM
Other revenues	—	—	—	—
Total revenues	915	739	176	24
Banking and deposit interest expense	—	—	—	—
Total net revenues	915	739	176	24
Expenses
Distribution expenses	288	240	48	20
Amortization of deferred acquisition costs	3	2	1	50%
Interest and debt expense	1	2	(1)	(50)%
General and administrative expense	338	297	41	14
Total expenses	630	541	89	16
Adjusted operating earnings	$285	$198	$87	44%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $87 million, or 44%, to $285 million for the three months ended September 30, 2021 compared to $198 million for the prior year period primarily due to a higher level of average AUM from market appreciation and net inflows, as well as higher performance fees.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $176 million, or 24%, to $915 million for the three months ended September 30, 2021 compared to $739 million for the prior year period.
Management and financial advice fees increased $153 million, or 24%, to $794 million for the three months ended September 30, 2021 compared to $641 million for the prior year period primarily due to higher average equity markets, the impact from net inflows and $13 million of performance fees.
Distribution fees increased $16 million, or 15%, to $120 million for the three months ended September 30, 2021 compared to $104 million for the prior year period primarily due to higher average equity markets.
Net investment income, which excludes net realized investment gains or losses, increased $7 million to $1 million for the three months ended September 30, 2021 compared to a loss of $6 million for the prior year period primarily reflecting an impairment of an investment in the year ago period.
Expenses
Total expenses increased $89 million, or 16%, to $630 million for the three months ended September 30, 2021 compared to $541 million for the prior year period.
Distribution expenses increased $48 million, or 20%, to $288 million for the three months ended September 30, 2021 compared to $240 million for the prior year period reflecting higher average equity markets.
General and administrative expense increased $41 million, or 14%, to $338 million for the three months ended September 30, 2021 compared to $297 million for the prior year period primarily reflecting higher performance-based compensation expenses related to stronger business performance and the impact of foreign exchange rates.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$239	$213	$26	12%
Distribution fees	125	111	14	13
Net investment income	114	121	(7)	(6)
Premiums, policy and contract charges	353	333	20	6
Other revenues	3	3	—	—
Total revenues	834	781	53	7
Banking and deposit interest expense	—	—	—	—
Total net revenues	834	781	53	7
Expenses
Distribution expenses	134	110	24	22
Interest credited to fixed accounts	99	100	(1)	(1)
Benefits, claims, losses and settlement expenses	323	421	(98)	(23)
Amortization of deferred acquisition costs	5	157	(152)	(97)
Interest and debt expense	9	8	1	13
General and administrative expense	77	74	3	4
Total expenses	647	870	(223)	(26)
Adjusted operating earnings	$187	$(89)	$276	NM
NM Not Meaningful.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts, net of hedges and the related DSIC and DAC amortization, unearned amortization and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $276 million to $187 million for the three months ended September 30, 2021 compared to a loss of $89 million for the prior year period.
Variable annuity account balances increased 12% to $89.6 billion as of September 30, 2021 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.8 billion. Variable annuity sales increased 28% compared to the prior year period reflecting an increase in sales of structured variable annuities. Sales of variable annuities without living benefit guarantees comprised 72% of total variable annuity sales for the three months ended September 30, 2021 compared to 56% for the prior year period. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Management and financial advice fees increased $26 million, or 12%, to $239 million for the three months ended September 30, 2021 compared to $213 million for the prior year period primarily due to market appreciation, partially offset by variable annuity net outflows.
Distribution fees increased $14 million, or 13%, to $125 million for the three months ended September 30, 2021 compared to $111 million for the prior year period due to higher average equity markets.
Expenses
Distribution expenses increased $24 million, or 22%, to $134 million for the three months ended September 30, 2021 compared to $110 million for the prior year period primarily reflecting higher average equity markets and increased variable annuity and insurance sales.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity contracts (net of hedges and the related DSIC amortization), mean reversion related impacts and the DSIC offset to net realized investment gains or losses, decreased $98 million, or 23%, to $323 million for the three months ended September 30, 2021 compared to $421 million for the prior year period primarily reflecting the impact of unlocking. The unlocking impact for the third quarter of 2021 was an expense of $89 million

AMERIPRISE FINANCIAL, INC.
primarily reflecting continued lower surrender rates compared to an expense of $189 million in the prior year period which was also driven by lower surrender rates.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity contracts and IUL contracts and the DAC offset to net realized investment gains or losses, decreased $152 million to $5 million for the three months ended September 30, 2021 compared to $157 million for the prior year period reflecting the impact of unlocking primarily due to lower surrender rates, partially offset by a higher level of normalized amortization. The unlocking impact for the third quarter of 2021 was a benefit of $65 million compared to an expense of $108 million in the prior year period.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2021	2020
	(in millions)
Revenues
Net investment income	$31	$93	$(62)	(67)%
Premiums, policy and contract charges	26	26	—	—
Other revenues	56	13	43	NM
Total revenues	113	132	(19)	(14)
Banking and deposit interest expense	—	—	—	—
Total net revenues	113	132	(19)	(14)
Expenses
Distribution expenses	(2)	(2)	—	—
Interest credited to fixed accounts	64	66	(2)	(3)
Benefits, claims, losses and settlement expenses	59	204	(145)	(71)
Amortization of deferred acquisition costs	1	(2)	3	NM
Interest and debt expense	16	15	1	7
General and administrative expense	56	53	3	6
Total expenses	194	334	(140)	(42)
Adjusted operating loss	$(81)	$(202)	$121	60%
NM Not Meaningful.
Our Corporate & Other segment includes our closed blocks of long term care (“LTC”) insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $121 million, or 60%, to $81 million for the three months ended September 30, 2021 compared to $202 million for the prior year period primarily reflecting the impact of unlocking and loss recognition.
LTC insurance had a pretax adjusted operating loss of $1 million for the three months ended September 30, 2021 compared to a pretax adjusted operating loss of $135 million for the prior year period reflecting the return to more normalized results compared to the COVID-19 related impacts in the year ago period, the $141 million unfavorable impact from unlocking and loss recognition in the prior year period and a net favorable out-of-period correction of $8 million.
FA business had a pretax adjusted operating loss of $7 million for the three months ended September 30, 2021 compared to a pretax adjusted operating loss of $9 million.
Fixed deferred annuity account balances declined 4% to $7.7 billion as of September 30, 2021 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities and fixed index annuities due to the low interest rate environment. During the third quarter of 2021, we closed on a transaction to reinsure RiverSource Life’s fixed deferred and immediate annuity policies. See Note 1 for more information on the reinsurance transaction.

AMERIPRISE FINANCIAL, INC.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, integration and restructuring charges, and the impact of consolidating CIEs, decreased $62 million, or 67%, to $31 million for the three months ended September 30, 2021 compared to $93 million for the prior year period primarily reflecting lower average invested assets due to the sale of investments to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction.
Other revenues increased $43 million to $56 million for the three months ended September 30, 2021 compared to $13 million for the prior year period primarily reflecting the yield on deposit receivables.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, decreased $145 million, or 71%, to $59 million for the three months ended September 30, 2021 compared to $204 million for the prior year period primarily reflecting the impacts from unlocking and loss recognition. The unlocking impact for the third quarter of 2021 was an expense of $3 million compared to an unlocking and loss recognition expense of $148 million in the prior year period.
Consolidated Results of Operations for the Nine Months Ended September 30, 2021 and 2020
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$6,720	$5,365	$1,355	25%
Distribution fees	1,368	1,239	129	10
Net investment income	1,428	933	495	53
Premiums, policy and contract charges	(94)	1,019	(1,113)	NM
Other revenues	259	213	46	22
Total revenues	9,681	8,769	912	10
Banking and deposit interest expense	10	53	(43)	(81)
Total net revenues	9,671	8,716	955	11
Expenses
Distribution expenses	3,693	2,963	730	25
Interest credited to fixed accounts	455	523	(68)	(13)
Benefits, claims, losses and settlement expenses	338	824	(486)	(59)
Amortization of deferred acquisition costs	77	349	(272)	(78)
Interest and debt expense	149	124	25	20
General and administrative expense	2,475	2,292	183	8
Total expenses	7,187	7,075	112	2
Pretax income	2,484	1,641	843	51
Income tax provision	425	284	141	50
Net income	$2,059	$1,357	$702	52%
NM Not Meaningful.
Overall
Pretax income increased $843 million, or 51%, to $2.5 billion for the nine months ended September 30, 2021 compared to $1.6 billion for the prior year period.
•The favorable impact of the block transfer reinsurance transaction was $521 million for the nine months ended September 30, 2021 primarily reflecting the net realized gains on the investments sold to the reinsurer.
•The favorable impact of unlocking and LTC loss recognition was $17 million for the nine months ended September 30, 2021 compared to an unfavorable impact of $454 million for the prior year period.
•A positive impact from higher average equity markets during the nine months ended September 30, 2021 compared to the prior year period.
•A positive impact from higher client net inflows and higher transactional activity during the nine months ended September 30, 2021 compared to the prior year period.

AMERIPRISE FINANCIAL, INC.
•The mean reversion related impact was a benefit of $107 million for the nine months ended September 30, 2021 compared to an expense of $30 million for the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was an expense of $577 million for the nine months ended September 30, 2021 compared to a benefit of $239 million for the prior year period.
•A negative impact of $78 million in the Advice & Wealth Management segment from lower short-term interest rates.
See our Consolidated Results of Operations for the three months ended September 30, 2021 and 2020 for a table and discussion of total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.
Net Revenues
Net revenues increased $1.0 billion, or 11%, to $9.7 billion for the nine months ended September 30, 2021 compared to $8.7 billion for the prior year period.
Management and financial advice fees increased $1.4 billion, or 25%, to $6.7 billion for the nine months ended September 30, 2021 compared to $5.4 billion for the prior year period reflecting higher average equity markets and higher wrap account net inflows, an increase in performance fees of $16 million and an unfavorable $19 million performance fee correction in the prior year period.
Distribution fees increased $129 million, or 10%, to $1.4 billion for the nine months ended September 30, 2021 compared to $1.2 billion for the prior year period due to higher average equity markets and increased transactional activity, partially offset by $55 million of lower fees on off-balance sheet brokerage cash primarily due to a decrease in short-term interest rates.
Net investment income increased $495 million, or 53%, to $1.4 billion for the nine months ended September 30, 2021 compared to $933 million for the prior year period primarily reflecting:
•Net realized investment gains of $627 million for the nine months ended September 30, 2021 compared to net realized investment losses of $18 million for the prior year period. Net realized investment gains for the nine months ended September 30, 2021 included net realized gains of $553 million on Available-for-Sale securities and a $55 million net gain related to commercial mortgage loans primarily due to the sale of securities and loans to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction that closed in the third quarter 2021, as well as a $15 million gain on a strategic investment.
•An increase of $42 million in net investment income of CIEs
•The unfavorable impact of continued low interest rates, including lower investment yields on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products.
•A $40 million unfavorable change in the market impact of hedges to offset interest rate and currency changes on certain investments.
•The unfavorable impact of lower average invested assets due to the sale of investments as a result of the fixed deferred and immediate annuity reinsurance transaction.
Premiums, policy and contract charges decreased $1.1 billion, to an expense of $94 million for the nine months ended September 30, 2021 compared to $1.0 billion for the prior year period primarily reflecting ceded premiums of $1.2 billion associated with the reinsurance transaction for life contingent immediate annuity policies.
Other revenues increased $46 million, or 22%, to $259 million for the nine months ended September 30, 2021 compared to $213 million for the prior year period primarily reflecting the yield on deposit receivables.
Banking and deposit interest expense decreased $43 million, or 81%, to $10 million for the nine months ended September 30, 2021 compared to $53 million for the prior year period due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $112 million, or 2%, to $7.2 billion for the nine months ended September 30, 2021 compared to $7.1 billion for the prior year period.
Distribution expenses increased $730 million, or 25%, to $3.7 billion for the nine months ended September 30, 2021 compared to $3.0 billion for the prior year period reflecting higher advisor compensation due to an increase in average wrap account balances and increased transactional activity.

AMERIPRISE FINANCIAL, INC.
Interest credited to fixed accounts decreased $68 million, or 13%, to $455 million for the nine months ended September 30, 2021 compared to $523 million for the prior year period primarily reflecting the following items:
•A $39 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $16 million for the nine months ended September 30, 2021 compared to a favorable impact of $23 million for the prior year period.
•A $98 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $45 million for the nine months ended September 30, 2021 compared to an expense of $53 million for the prior year period. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected lower option costs due to higher discount rates compared to an increase in the IUL embedded derivative in the prior year period, which reflected higher option costs due to lower discount rates.
Benefits, claims, losses and settlement expenses decreased $486 million to $338 million for the nine months ended September 30, 2021 compared to $824 million for the prior year period primarily reflecting the following items:
•A $1.2 billion decrease in expense associated with the reinsurance transaction for life contingent immediate annuity policies.
•A $687 million increase in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $157 million for the nine months ended September 30, 2021 and was driven by changes in the undiscounted embedded derivative liability compared to a favorable impact of $530 million for the prior year period. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•A $342 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $3.9 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by a favorable $3.5 billion change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the nine months ended September 30, 2021 compared to a benefit in the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2021 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2021 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net benefit for the nine months ended September 30, 2021 compared to a net expense for the prior year period.
•The impact of unlocking excluding LTC was an expense of $59 million for the nine months ended September 30, 2021 compared to an expense of $212 million for the prior year period.
•The annual review of LTC future policy benefit reserve in the third quarter of 2021 resulted in unlocking of $3 million compared to unlocking and loss recognition of $141 million in the prior year period.
•The mean reversion related impact was a benefit of $65 million for the nine months ended September 30, 2021 compared to an expense of $21 million for the prior year period.
Amortization of DAC decreased $272 million, or 78%, to $77 million for the nine months ended September 30, 2021 compared to $349 million for the prior year period primarily reflecting the following items:
•The impact of unlocking in the third quarter of 2021 was a benefit of $60 million compared to an expense of $100 million in the prior year period.
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $42 million for the nine months ended September 30, 2021 compared to an expense of $89 million for the prior year period.
•The mean reversion related impact was a benefit of $41 million for the nine months ended September 30, 2021 compared to an expense of $9 million for the prior year period.
•A higher level of normalized amortization due to the growth of variable annuities and unlocked market and policyholder assumptions in the prior year.
Interest and debt expense increased $25 million, or 20%, to $149 million for the nine months ended September 30, 2021 compared to $124 million for the prior year period primarily due to an increase in interest expense of CIEs.

AMERIPRISE FINANCIAL, INC.
General and administrative expense increased $183 million, or 8%, to $2.5 billion for the nine months ended September 30, 2021 compared to $2.3 billion for the prior year period primarily reflecting higher performance related compensation, higher expenses from CIEs, an unfavorable foreign exchange impact, and higher volume related expenses, partially offset by disciplined expense management and reengineering.
Income Taxes
Our effective tax rate was 17.1% for the nine months ended September 30, 2021 compared to 17.4% for the prior year period. See Note 16 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Nine Months Ended September 30, 2021 and 2020
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Advice & Wealth Management
Net revenues	$5,907	$4,899
Expenses	4,636	3,930
Adjusted operating earnings	$1,271	$969
Asset Management
Net revenues	$2,622	$2,093
Expenses	1,856	1,597
Adjusted operating earnings	$766	$496
Retirement & Protection Solutions
Net revenues	$2,429	$2,295
Expenses	1,877	1,995
Adjusted operating earnings	$552	$300
Corporate & Other
Net revenues	$371	$412
Expenses	550	721
Adjusted operating loss	$(179)	$(309)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2021	2020
	(in billions)
Beginning balance	$380.0	$317.5
Net flows (1)	29.9	18.1
Market appreciation (depreciation) and other (1)	25.5	4.4
Ending balance	$435.4	$340.0

Advisory wrap account assets ending balance (2)	$430.5	$336.0
Average advisory wrap account assets (3)	$406.6	$309.8
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
(3) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the six months ended September 30, 2021 and 2020.
Wrap account assets increased $55.4 billion, or 15%, during the nine months ended September 30, 2021 due to net inflows of $29.9 billion and market appreciation and other of $25.5 billion. Average advisory wrap account assets increased $96.8 billion, or 31%, compared to the prior year period primarily reflecting market appreciation and net inflows.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$3,878	$3,070	$808	26%
Distribution fees	1,682	1,480	202	14
Net investment income	189	247	(58)	(23)
Other revenues	168	155	13	8
Total revenues	5,917	4,952	965	19
Banking and deposit interest expense	10	53	(43)	(81)
Total net revenues	5,907	4,899	1,008	21
Expenses
Distribution expenses	3,567	2,881	686	24
Interest and debt expense	8	8	—	—
General and administrative expense	1,061	1,041	20	2
Total expenses	4,636	3,930	706	18
Adjusted operating earnings	$1,271	$969	$302	31%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $302 million, or 31%, to $1.3 billion for the nine months ended September 30, 2021 compared to $969 million for the prior year period due to higher average wrap account balances and increased transactional activity, partially offset by lower earnings on brokerage cash as a result of low interest rates. Pretax adjusted operating margin was 21.5% for the for the nine months ended September 30, 2021 compared to 19.8% for the prior year period.
Net Revenues
Net revenues exclude net realized investment gains or losses. Net revenues increased $1.0 billion, or 21%, to $5.9 billion for the nine months ended September 30, 2021 compared to $4.9 billion for the prior year period.
Management and financial advice fees increased $808 million, or 26%, to $3.9 billion for the nine months ended September 30, 2021 compared to $3.1 billion for the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $96.8 billion, or 31%, compared to the prior year period primarily reflecting market appreciation and net inflows.
Distribution fees increased $202 million, or 14%, to $1.7 billion for the nine months ended September 30, 2021 compared to $1.5 billion for the prior year period reflecting increased transactional activity and higher average equity markets, partially offset by $55 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates.
Net investment income, which excludes net realized investment gains or losses, decreased $58 million, or 23%, to $189 million for the nine months ended September 30, 2021 compared to $247 million for the prior year period primarily due to lower certificate balances and the unfavorable impact of continued low interest rates, including lower investment yields on the investment portfolio supporting the certificates and on-balance sheet brokerage cash products, partially offset by higher average invested assets due to increased bank deposits.
Banking and deposit interest expense decreased $43 million, or 81%, to $10 million for the nine months ended September 30, 2021 compared to $53 million for the prior year period primarily due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Total expenses increased $706 million, or 18%, to $4.6 billion for the nine months ended September 30, 2021 compared to $3.9 billion for the prior year period.
Distribution expenses increased $686 million, to $3.6 billion for the nine months ended September 30, 2021 compared to $2.9 billion for the prior year period reflecting higher asset-based advisor compensation from higher wrap account assets and increased transactional activity, as well as increased investments in recruiting experienced advisors.
General and administrative expense increased $20 million, or 2%, to $1.1 billion for the nine months ended September 30, 2021 compared to $1.0 billion for the prior year period primarily due to higher volume related expenses and higher performance-based compensation expenses.

AMERIPRISE FINANCIAL, INC.
Asset Management

The following table presents global managed assets by type:					Average (1)		Change
	As of September 30,		Change		Nine Months Ended September 30,
	2021	2020			2021	2020
	(in billions)
Equity	$332.7	$264.8	$67.9	26%	$326.3	$252.5	$73.8	29%
Fixed income	199.3	188.8	10.5	6	198.9	183.2	15.7	9
Money market	5.8	5.1	0.7	14	5.9	5.0	0.9	18
Alternative	3.8	3.5	0.3	9	3.8	3.1	0.7	23
Hybrid and other	41.8	35.8	6.0	17	40.8	35.0	5.8	17
Total managed assets	$583.4	$498.0	$85.4	17%	$575.7	$478.8	$96.9	20%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Nine Months Ended September 30,
	2021	2020
	(in billions)
Global Retail Funds
Beginning assets	$323.5	$287.5
Inflows	58.4	47.8
Outflows	(50.2)	(47.5)
Net VP/VIT fund flows	(3.1)	(2.0)
Net new flows	5.1	(1.7)
Reinvested dividends	5.5	3.9
Net flows	10.6	2.2
Distributions	(6.4)	(4.5)
Market appreciation (depreciation) and other	29.0	4.6
Foreign currency translation (1)	(1.0)	0.1
Total ending assets	355.7	289.9

Global Institutional
Beginning assets	223.1	206.8
Inflows (2)	26.5	22.0
Outflows (2)	(21.6)	(25.5)
Net flows	4.9	(3.5)
Market appreciation (depreciation) and other (3)	1.4	5.6
Foreign currency translation (1)	(1.7)	(0.8)
Total ending assets	227.7	208.1

Total managed assets	$583.4	$498.0
Total net flows	$15.5	$(1.3)

Legacy insurance partners net flows (4)	$(4.0)	$(3.4)
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

AMERIPRISE FINANCIAL, INC.
Total segment AUM increased $36.8 billion, or 7%, during the nine months ended September 30, 2021. Net flows were $15.5 billion for the nine months ended September 30, 2021, a $16.8 billion improvement compared to the prior year period.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$2,265	$1,794	$471	26%
Distribution fees	352	303	49	16
Net investment income	4	(5)	9	NM
Other revenues	1	1	—	—
Total revenues	2,622	2,093	529	25
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,622	2,093	529	25
Expenses
Distribution expenses	838	691	147	21
Amortization of deferred acquisition costs	9	8	1	13
Interest and debt expense	3	4	(1)	(25)
General and administrative expense	1,006	894	112	13
Total expenses	1,856	1,597	259	16
Adjusted operating earnings	$766	$496	$270	54%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $270 million, or 54%, to $766 million for the nine months ended September 30, 2021 compared to $496 million for the prior year period primarily due to market appreciation and disciplined expense management.
Net Revenues
Net revenues, which exclude net realized investment gains or losses, increased $529 million, or 25%, to $2.6 billion for the nine months ended September 30, 2021 compared to $2.1 billion for the prior year period.
Management and financial advice fees increased $471 million, or 26%, to $2.3 billion for the nine months ended September 30, 2021 compared to $1.8 billion for the prior year period primarily due to higher average equity markets, an increase in performance fees of $16 million, an unfavorable $19 million performance fee correction in the prior year period, and a favorable impact of foreign exchange rates.
Distribution fees increased $49 million, or 16%, to $352 million for the nine months ended September 30, 2021 compared to $303 million for the prior year period primarily due to higher average equity markets.
Net investment income, which excludes net realized investment gains or losses, increased $9 million to $4 million for the nine months ended September 30, 2021 compared to a loss of $5 million for the prior year period primarily reflecting an impairment of an investment in the year ago period.
Expenses
Total expenses increased $259 million, or 16%, to $1.9 billion for the nine months ended September 30, 2021 compared to $1.6 billion for the prior year period.
Distribution expenses increased $147 million, or 21%, to $838 million for the nine months ended September 30, 2021 compared to $691 million for the prior year period reflecting higher average equity markets.
General and administrative expense increased $112 million, or 13%, to $1.0 billion for the nine months ended September 30, 2021 compared to $894 million for the prior year period primarily reflecting higher compensation expenses related to stronger business performance, higher volume related expenses, and the negative impact of foreign exchange rates.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$695	$612	$83	14%
Distribution fees	363	322	41	13
Net investment income	367	380	(13)	(3)
Premiums, policy and contract charges	1,001	978	23	2
Other revenues	3	3	—	—
Total revenues	2,429	2,295	134	6
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,429	2,295	134	6
Expenses
Distribution expenses	397	331	66	20
Interest credited to fixed accounts	293	297	(4)	(1)
Benefits, claims, losses and settlement expenses	798	878	(80)	(9)
Amortization of deferred acquisition costs	138	241	(103)	(43)
Interest and debt expense	28	29	(1)	(3)
General and administrative expense	223	219	4	2
Total expenses	1,877	1,995	(118)	(6)
Adjusted operating earnings	$552	$300	$252	84%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $252 million, or 84%, to $552 million for the nine months ended September 30, 2021 compared to $300 million for the prior year period.
Net Revenues
Management and financial advice fees increased $83 million, or 14%, to $695 million for the nine months ended September 30, 2021 compared to $612 million for the prior year period primarily due to market appreciation, partially offset by variable annuity net outflows.
Distribution fees increased $41 million, or 13%, to $363 million for the nine months ended September 30, 2021 compared to $322 million for the prior year period due to higher average equity markets.
Expenses
Distribution expenses increased $66 million, or 20%, to $397 million for the nine months ended September 30, 2021 compared to $331 million for the prior year period primarily reflecting market appreciation and higher variable annuity and insurance sales.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and mean reversion related impacts, decreased $80 million, or 9%, to $798 million for the nine months ended September 30, 2021 compared to $878 million for the prior year period primarily reflecting the impact of unlocking, partially offset by higher reserve funding as surrenders and withdrawals returned to more normalized levels versus the historically low levels experienced in the prior year period. The unlocking impact for the third quarter of 2021 was an expense of $89 million primarily reflecting continued lower surrender rates compared to an expense of $189 million in the prior year period which was also driven by lower surrender rates.
Amortization of DAC, which excludes mean reversion related impacts and the DAC offset to the market impact on variable annuity guaranteed benefits, decreased $103 million, or 43%, to $138 million for the nine months ended September 30, 2021 compared to $241 million for the prior year period reflecting the impact of unlocking due to lower surrender rates, partially offset by a higher level of normalized amortization. The unlocking impact for the third quarter of 2021 was a benefit of $65 million compared to an expense of $108 million in the prior year period.

AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2021	2020
	(in millions)
Revenues
Net investment income	$210	$285	$(75)	(26)%
Premiums, policy and contract charges	75	76	(1)	(1)
Other revenues	87	53	34	64
Total revenues	372	414	(42)	(10)
Banking and deposit interest expense	1	2	(1)	(50)
Total net revenues	371	412	(41)	(10)
Expenses
Distribution expenses	(6)	(5)	(1)	(20)
Interest credited to fixed accounts	187	196	(9)	(5)
Benefits, claims, losses and settlement expenses	126	305	(179)	(59)
Amortization of deferred acquisition costs	7	3	4	NM
Interest and debt expense	48	50	(2)	(4)
General and administrative expense	188	172	16	9
Total expenses	550	721	(171)	(24)
Adjusted operating loss	$(179)	$(309)	$130	42%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $130 million, or 42%, to $179 million for the nine months ended September 30, 2021 compared to $309 million for the prior year period.
LTC insurance had a pretax adjusted operating earnings of $48 million for the nine months ended September 30, 2021 compared to a pretax adjusted operating loss of $116 million for the prior year period primarily reflecting the impact from unlocking and loss recognition in the prior year period.
FA business had a pretax adjusted operating loss of $17 million for the nine months ended September 30, 2021 compared to a pretax adjusted operating loss of $6 million for the prior year period reflecting fixed annuity net outflows and the impact of low interest rates.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $75 million, or 26%, to $210 million for the nine months ended September 30, 2021 compared to $285 million for the prior year period primarily reflecting lower average invested assets due to the sale of investments to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction, lower asset earned rates, and a $7 million impairment in our affordable housing partnerships, partially offset by a $15 million gain on a strategic investment.
Other revenues increased $34 million to $87 million for the nine months ended September 30, 2021 compared to $53 million for the prior year period primarily reflecting the yield on deposit receivables.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, decreased $179 million, or 59%, to $126 million for the nine months ended September 30, 2021 compared to $305 million for the prior year period primarily reflecting the impacts from unlocking and loss recognition and lower LTC insurance claims. The unlocking impact for the third quarter of 2021 was an expense of $3 million compared to an unlocking and loss recognition expense of $148 million in the prior year period.

AMERIPRISE FINANCIAL, INC.
General and administrative expense, which excludes integration and restructuring charges, increased $16 million, or 9%, to $188 million for the nine months ended September 30, 2021 compared to $172 million for the prior year period primarily due to an unfavorable change in the mark-to-market impact on share-based compensation expense due to share price appreciation.
Market Risk
Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our fixed insurance, brokerage client cash balances, banking deposits, face-amount certificate products, fixed portion of our variable annuities and variable insurance contracts, and the fixed deferred annuities, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with our variable annuities and the value of derivatives held to hedge these benefits.
Our earnings from fixed insurance, fixed portion of variable annuities and variable insurance contracts, and the fixed deferred annuities are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business.
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2023 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.5 billion and 1.8%, respectively, as of September 30, 2021. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $9.7 billion and had a weighted average yield of 1.4% as of September 30, 2021. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2021 was approximately 1.3%.
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

AMERIPRISE FINANCIAL, INC.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2021:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(334)	$3	$(331)
DAC and DSIC amortization (2)(3)	(15)	—	(15)
Variable annuities:
GMDB and GMIB (3)	(4)	—	(4)
GMWB (3)	(391)	318	(73)
GMAB	(22)	21	(1)
Structured variable annuities	317	(264)	53
DAC and DSIC amortization (4)	N/A	N/A	(1)
Total variable annuities	(100)	75	(26)
Macro hedge program (5)	—	189	189
Certificates	—	—	—
IUL insurance	54	(53)	1
Total	$(395)	$214	$(182)	(6)
N/A Not Applicable.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(62)	$—	$(62)
Variable annuities:
GMWB	1,389	(1,706)	(317)
GMAB	17	(22)	(5)
Structured variable annuities	(19)	99	80
DAC and DSIC amortization (4)	N/A	N/A	31
Total variable annuities	1,387	(1,629)	(211)
Macro hedge program (5)	—	(3)	(3)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	63	—	63
Banking deposits	58	—	58
Brokerage client cash balances	209	—	209
Certificates	13	—	13
IUL insurance	18	2	20
Total	$1,686	$(1,630)	$87
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

AMERIPRISE FINANCIAL, INC.
(5) The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately $(331) million.
The above results compare to an estimated negative net impact to pretax income of $73 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $2 million related to a 100 basis point increase in interest rates as of December 31, 2020. The change in interest rate exposure as of September 30, 2021 compared to December 31, 2020 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, fixed deferred indexed annuities, structured annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expense, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2021. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $365 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2021 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the nine months ended September 30, 2021. At September 30, 2021 and December 31, 2020, we had $7.7 billion and $6.8 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At September 30, 2021 and December 31, 2020, the parent company had $2.2 billion and $1.1 billion, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity include a line of credit with an affiliate up to $1.0 billion and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of September 30, 2021 was $3.7 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2021, we had

AMERIPRISE FINANCIAL, INC.
no outstanding borrowings under this credit facility and had $1.1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We remain in compliance with all such covenants at September 30, 2021.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Our subsidiaries, RiverSource Life, and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. We had $200 million of borrowings from the FHLB, which is collateralized with commercial mortgage backed securities and residential mortgage backed securities for both September 30, 2021 and December 31, 2020. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs and stress requirements.
We continue to monitor and respond to the ongoing COVID-19 pandemic. Our risk management strategy is designed to provide proactive protection during stress events such as the current pandemic. We believe our process is working as intended, and our liquidity and capital resources have remained a source of balance sheet strength during the nine months ended September 30, 2021.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, and TAM UK International Holdings Ltd, which includes Threadneedle Asset Management Holdings Sàrl within its organizational structure. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)
RiverSource Life (1)(2)	$3,626	$5,021	N/A	$993
RiverSource Life of NY (1)(2)	321	323	N/A	42
ACC (4)(5)	313	387	291	362
TAM UK International Holdings Ltd (6)	577	N/A	208	N/A
Threadneedle Asset Management Holdings Sàrl (7)	N/A	445	N/A	204
Ameriprise Bank, FSB (4) (8)	747	658	251	543
AFS (3)(4)	157	134	#	#
Ameriprise Captive Insurance Company (3)	40	41	12	8
Ameriprise Trust Company (3)	45	42	41	37
AEIS (3)(4)	158	122	29	25
RiverSource Distributors, Inc. (3)(4)	9	12	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	14	16	#	#
N/A  Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2021 and December 31, 2020.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. The regulatory capital requirements at September 30, 2021 represent calculations at December 31, 2020 of the rule based requirements, as specified by FCA regulations for Threadneedle Asset Management Sàrl, which is used as a proxy for TAM UK International Holdings Ltd.
(7) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation.

AMERIPRISE FINANCIAL, INC.
(8) Regulatory capital requirement is based on minimum requirements for well capitalized banks in accordance with the Office of the Comptroller of the Currency (“OCC”). Beginning in the first quarter of 2021, Ameriprise Bank transitioned to the Simplified Supervisory Formula Approach (“SSFA”) for risk-weighting non-agency securitized investments, resulting in a significant reduction in risk-weighted assets and an improvement in regulatory capital ratios that were already in a well-capitalized position.
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
During the nine months ended September 30, 2021, the parent holding company received cash dividends or a return of capital from its subsidiaries of $3.0 billion (including $1.7 billion from RiverSource Life) and contributed cash to its subsidiaries of $158 million (including $42 million to Ameriprise Bank, FSB). During the nine months ended September 30, 2020, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.5 billion (including $650 million from RiverSource Life) and contributed cash to its subsidiaries of $284 million (including $210 million to Ameriprise Bank, FSB).
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $396 million and $386 million for the nine months ended September 30, 2021 and 2020, respectively. On October 26, 2021, we announced a quarterly dividend of $1.13 per common share. The dividend will be paid on November 19, 2021 to our shareholders of record at the close of business on November 8, 2021.
In August 2020, our Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through September 30, 2022. As of September 30, 2021, we had $932 million remaining under this share repurchase authorizations. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2021, we repurchased a total of 5.5 million shares of our common stock at an average price of $246.78 per share.
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
Operating Activities
Net cash provided by operating activities decreased $3.9 billion to $1.8 billion for the nine months ended September 30, 2021 compared to $5.6 billion for the prior year period primarily reflecting a $2.1 billion decrease in policyholder account balances, future policy benefits and claims, net, a $613 million increase in net realized investment gains and a $555 million decrease in derivatives, net of collateral, partially offset by a $702 million increase in net income.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities decreased $1.0 billion to $1.4 billion for the nine months ended September 30, 2021 compared to $2.4 billion for the prior year period primarily reflecting a $2.4 billion increase in proceeds from maturities, sinking fund payments

AMERIPRISE FINANCIAL, INC.
and calls of Available-for-Sale securities, partially offset by a $1.1 billion decrease in proceeds from sales of Available-for-Sale securities and a $386 million increase in net cash flows related to investments of consolidated investment entities.
Financing Activities
Net cash provided by financing activities decreased $534 million to $259 million for the nine months ended September 30, 2021 compared to $793 million for the prior year period primarily reflecting a $964 million decrease in net cash flows from investment certificates, a $702 million increase in repayments of debt by consolidated investment entities, a $490 million decrease in issuance of long-term debt and a $431 million increase in repurchase of common shares, partially offset by a $993 million increase in borrowings by consolidated investment entities, a $754 million increase in repayments of long-term debt and a $623 million decrease in net cash flows related to purchased options with deferred premiums.
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
•statements about the Company’s announced acquisition of BMO’s European-based asset management business, including the expected AUM of the acquired business;
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

AMERIPRISE FINANCIAL, INC.
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
•changes that could give rise to our ability to recognize the expected benefits from the transaction with BMO Financial Group; and
•regulatory, political, or business changes that could reduce our desire to convert Ameriprise Bank FSB to a state industrial bank and a national trust bank.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon

AMERIPRISE FINANCIAL, INC.
that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There have not been any changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 17 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2020 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2021:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2021
Share repurchase program (1)	612,983	$249.58	612,983	$1,311,741,869
Employee transactions (2)	53,605	$251.24	N/A	N/A

August 1 to August 31, 2021
Share repurchase program (1)	714,806	$267.09	714,806	$1,120,824,699
Employee transactions (2)	120,317	$268.46	N/A	N/A

September 1 to September 30, 2021
Share repurchase program (1)	702,819	$268.81	702,819	$931,902,482
Employee transactions (2)	24,196	$272.10	N/A	N/A

Totals
Share repurchase program (1)	2,030,608	$262.40	2,030,608
Employee transactions (2)	198,118	$264.25	N/A
	2,228,726		2,030,608
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

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months and nine months ended September 30, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2021 and 2020; (iii) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (iv) Consolidated Statements of Equity for the three months and nine months ended September 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 9, 2021	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2021	By:	/s/ John R. Hutt
John R. Hutt
Senior Vice President – Corporate Finance and Controller
(Principal Accounting Officer)