Form 10-K
period 2021-12-31
AMERIPRISE FINANCIAL INC
filed 2022-02-25
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

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
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The aggregate market value, as of June 30, 2021, of voting shares held by non-affiliates of the registrant was approximately $28.4 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 11, 2022
Common Stock (par value $.01 per share)	110,750,945 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 27, 2022 (“Proxy Statement”).

AMERIPRISE FINANCIAL, INC.
FORM 10-K

PART I.
Item 1. Business
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing solutions to help clients confidently achieve their financial objectives. Ameriprise Financial, Inc. is a holding company incorporated in Delaware that primarily engages in business through its subsidiaries. Accordingly, references to “Ameriprise,” “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
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
We are an industry-leading wealth manager with a differentiated advice value proposition. Our network of over 10,000 financial advisors (our “advisors”) is the primary channel through which we carry out our wealth management activities. Our capabilities are centered on establishing long-term personal relationships between our clients and our advisors. Through our affiliated advisors, we offer financial planning and advice, as well as banking and full-service brokerage services, primarily to retail clients.
We design products and services as solutions for our clients’ cash and liquidity, asset accumulation, income, retirement, protection, and estate and wealth transfer needs. The financial solutions we offer through our advisors also include other providers’ products as well as our own products and services. We distribute our own life and disability income insurance, as well as variable and structured annuity products through our advisor channel.
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
Asset Management
Our global asset management capabilities, represented by the Columbia Threadneedle Investments® brand (which now also includes the BMO Global Asset Management (EMEA) business we purchased in November 2021), offer a broad spectrum of investment advice and products to individual, institutional and high net worth investors. We refer to the entities purchased in this transaction (BMO Global Asset Management (Europe) Limited and its subsidiaries, BMO Global Asset Management (Asia) Limited, Pyrford International Limited and LGM Investments Limited) broadly as the BMO Global Asset Management (EMEA) business. Columbia Threadneedle’s investment products are primarily offered through third parties, though we also provide our asset management products through our advisor network and through our institutional sales force. Our underlying asset management philosophy is rooted in delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 133 of our mutual funds globally being rated as four- and five-star funds by Morningstar.
We are positioned to continue to grow our assets under management and strengthen our asset management offerings to existing and new clients. We benefit from key strategic relationships we have established and have a strong institutional presence. Our asset management capabilities are designed to address mature markets in the U.S. and Europe as well as expanding into new global and emerging markets. In the past few years and continuing with our recent acquisition of the BMO Global Asset Management (EMEA) business, we have expanded beyond our traditional strengths in the U.S. and the United Kingdom (“U.K.”) to serve more clients and gather assets in Continental Europe, Asia, Australia and New Zealand, the Middle East, South America and Africa. We continue to pursue opportunities to leverage the collective capabilities of our global asset management business in order to enhance our investment solutions and to develop new solutions that are responsive to client demand in an increasingly complex and competitive marketplace.

History and Development
Our company has provided solutions to help clients confidently achieve their financial objectives for more than 125 years. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers. In 1983, our company was formed as a Delaware corporation in connection with American Express’ acquisition of IDS Financial Services from Alleghany Corporation. We changed our name to “American Express Financial Corporation” (“AEFC”) and began marketing our products and services under the American Express brand in 1994. In 2005, AEFC spun off from American Express to form Ameriprise Financial, Inc.
We have grown both organically in the products and services we provide, as well as inorganically through strategic acquisitions. This has allowed us to significantly enhance the scale, performance, and product offerings of our brokerage, financial planning, retail mutual funds and institutional asset management business in order to best serve our clients. Some of our acquisitions include Threadneedle Asset Management Holdings, H&R Block Financial Advisors, Inc., J. & W. Seligman & Co. Incorporated, Columbia Management, Emerging Global Advisors, LLC, Investment Professionals, Inc., and Lionstone Partners, Inc. Most recently, we acquired BMO Financial Group’s European-based asset management business on November 8, 2021, to extend our reach in EMEA and add important capabilities to Columbia Threadneedle.
In order to focus our resources and advance our corporate strategy, we have divested or reinsured some of our businesses, including the 2019 sale of our Ameriprise Auto and Home Insurance business to American Family Insurance Mutual Holding Company and our 2019 and 2021 fixed annuity reinsurance transactions of approximately $1.7 billion and $7.0 billion of fixed annuity policies, respectively.
Over the years, we have also sought to optimize the structure in which we offer certain banking products. In May 2019, we received regulatory approvals and converted Ameriprise National Trust Bank to Ameriprise Bank, FSB to expand the products and services we can provide directly to our customers. At that time, Ameriprise Financial became a savings and loan holding company that is subject to regulation, supervision and examination by the Board of Governors for the Federal Reserve System (“FRB”), and Ameriprise Financial elected to be classified as a financial holding company subject to applicable regulation under the Bank Holding Company Act of 1956, as amended. In June 2021, we filed an application to convert Ameriprise Bank, FSB to a state-chartered industrial bank regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation, as well as a separate application to transition the FSB’s personal trust services business to a new limited purpose national trust bank regulated by the Office of the Comptroller of the Currency. Our applications are currently pending.
Our Shifting Business Mix and Integrated Model
The financial results from the businesses underlying our go-to-market approaches are reflected in our operating segments:
•Advice & Wealth Management;
•Asset Management;
•Retirement & Protection Solutions; and
•Corporate & Other.

As a diversified financial services firm, we believe our ability to gather assets is best measured by our aggregate assets under management and administration metric. As of December 31, 2021, we had $1.4 trillion in assets under management and administration compared to $1.1 trillion as of December 31, 2020. For a more detailed discussion of assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
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

Our global Columbia Threadneedle Investments® brand represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (including its subsidiaries, “Columbia Management”) and Threadneedle. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through Columbia Threadneedle Investments UK International Limited, TAM UK International Holdings Limited and Ameriprise Asset Management Holdings Singapore (Pte.) and their respective subsidiaries (collectively, “Threadneedle”). We plan to rebrand the BMO Global Asset Management (EMEA) business over the course of 2022 under the Columbia Threadneedle Investments brand, and we are currently using the BMO mark under a license during a transition period.

We use our RiverSource® brand for our annuity and protection products issued by RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY” and, together with RiverSource Life, the “RiverSource Life companies”).

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
Our Financial Advisor Platform
With over 10,000 advisors, we are one of the top branded advisor platforms in the U.S. market where we provide our services. Advisors can choose to affiliate with us in multiple ways as noted below, and each option offers different levels of support and compensation.
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
•Mutual fund offerings from our own Columbia Management family as well as approximately 150 unaffiliated mutual fund families, representing more than 2,200 mutual funds on our brokerage platform for which mutual fund families and other companies generally pay us a portion of the revenue generated from sales of those funds, administrative fees, and fees from the ongoing management attributable to our clients’ ownership in the fund.
•Insurance and annuities products from both RiverSource Life companies as well as certain third parties, and we receive a portion of the revenue generated from the sale of unaffiliated products and certain administrative fees.
•Cash management and banking products including broker sweep programs, cash management accounts, credit cards, margin loans and pledged asset lines of credit.
•Face-Amount Certificates through the Ameriprise Certificate Company, a wholly owned subsidiary, and our earnings are based on the difference between the interest rates credited to certificate holders and the interest earned on the cash invested.
Our Segments - Asset Management
Through Columbia Threadneedle Investments (including our newly acquired BMO Global Asset Management (EMEA) business), we provide investment management, advice and products to retail, high net worth and institutional clients on a global scale.
Columbia Management primarily provides products and services in the United States. Threadneedle, which is integrating our newly acquired BMO Global Asset Management (EMEA) business, primarily provides products and services internationally. Additional subsidiaries beyond Columbia Management and Threadneedle are also included in our Asset Management segment.

Revenues in the Asset Management segment are primarily earned based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. As of December 31, 2021, our Asset Management segment had $754 billion in worldwide managed assets.
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
Managed assets include external client assets and owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle Investments fund families and the assets of institutional clients. Managed external client assets also include assets managed by sub-advisers we select but do not include client assets that we advise on a non-discretionary basis such as those assets where we provide voting recommendations and engagement services but do not manage the underlying assets. Our external client assets are not reported on our Consolidated Balance Sheets, although certain investment funds marketed to investors may be consolidated at certain times. See Note 2 and Note 5 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on consolidation principles and details regarding the consolidated collateralized loan obligations (“CLOs”). Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and receives management fees. For additional details regarding our assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Investment Management Capabilities and Products
The investment management activities of Columbia Threadneedle Investments are conducted through specialized investment management teams located around the globe, including Amsterdam, Boston, Chicago, Hong Kong, Houston, London, Los Angeles, Menlo Park, Minneapolis, New York, Portland and Singapore.
Our investment management capabilities and products span a broad range of asset classes and investment styles to meet a variety of client needs. Looking at the type of the $754 billion in assets we manage, we have approximately 54% in equity, 37% in fixed income, 5% in alternatives (which includes real estate, CLOs, private equity, hedge funds, infrastructure and commodities), 3% in hybrids and other and 1% in money market.
We offer or make available the following products and services through our Asset Management segment with a range of investment strategies across these different vehicles and accounts:
•U.S. Registered Funds to the Columbia Management family of funds including retail mutual funds, exchange-listed exchange-traded funds and U.S. closed-end funds and variable insurance trust funds (“VIT Funds”) on which we earn management fees for managing the assets of the Columbia Management family of mutual funds based on the underlying value of the assets and service fees.
•Non-U.S. retail focused funds through Threadneedle, and now expanded with the BMO Global Asset Management (EMEA) business, include different risk-return options across regions, markets, asset classes and product structures, which include retail funds that are similar to U.S. mutual funds (such as Undertakings for the Collective Investment in Transferable Securities (“UCITS”) funds organized as Luxembourg-based investment companies with variable capital (“SICAVs”) and Irish and UK open-end investment companies (“OEICs”). In addition, as a result of acquisition of the BMO Global Asset Management (EMEA) business, this now also includes a range of listed Investment Trusts, including F&C Investment Trust PLC established in 1868.
•European-based pooled investment funds designed for pensions, insurance companies and other institutional investors seeking solutions for liability or balance sheet asset management (“Liability Driven Investment” or “LDI”).
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
•Private funds of various types where we provide investment management and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies, or non-U.S. entities for which we may receive fees based on the value of the assets or performance-based fees.

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
Distribution
We maintain distribution teams and capabilities that aid the sales, marketing, and support of the products and services of our global asset management business. These distribution activities are generally organized into two major categories: retail distribution and institutional/high net worth distribution. However, alternatives and certain other areas have a level of specialized distribution.
Retail Distribution
Columbia Management funds are sold through both unaffiliated third-party financial intermediaries and our Advice & Wealth Management segment. Fees and reimbursements paid to such intermediaries may vary based on sales, redemptions, asset values, asset allocation, product mix, and marketing and support activities provided by the intermediary. Intersegment distribution expenses for services provided by our Advice & Wealth Management segment are eliminated in our consolidated results. Columbia Management Investment Distributors, Inc. acts as the principal underwriter and distributor of our Columbia Management family of funds. Pursuant to distribution agreements with the funds, we offer and sell fund shares on a continuous basis and pay certain costs associated with the marketing and selling of shares. We earn commissions for distributing the Columbia Management funds through sales charges on certain classes of shares and distribution (12b-1) and servicing-related fees based on a percentage of fund assets and receive intersegment allocation payments. This revenue is impacted by overall asset levels and mix of the funds.
Threadneedle and BMO Global Asset Management (EMEA) funds are sold primarily through financial intermediaries and institutions, including banks, life insurance companies, independent financial advisers, wealth managers and platforms offering a variety of investment products. Threadneedle and BMO Global Asset Management (EMEA) also distribute directly to certain clients. In particular, the BMO Global Asset Management (EMEA) business operates direct to consumer savings plans that allow retail investors to purchase at their discretion shares in the investment trusts managed by this business. Various affiliates serve as the distributors of these fund offerings and are authorized to engage in such activities in numerous countries across Europe, the Middle East, the Asia-Pacific region, Latin America and Africa. Certain Threadneedle and BMO Global Asset Management (EMEA) fund offerings, such as its EU UCITS products, may be distributed on a cross-border basis while others are distributed exclusively in local markets.
Institutional and High Net Worth Distribution
We offer separately managed account services and certain funds to high net worth clients and to a wide variety of institutional clients, including pension plans, employee savings plans, foundations, sovereign wealth funds, endowments, corporations, banks, trusts, governmental entities, high net worth individuals and not-for-profit organizations. We provide investment management services for insurance companies, including our insurance subsidiaries. We also provide a variety of services for our institutional clients that sponsor retirement plans. We have dedicated institutional sales teams that market directly to such institutional clients. We concentrate on establishing strong relationships with both institutional clients as well as leading global and national consultancy firms across North America, Europe, the Middle East, Asia, New Zealand and Australia.
Our Segments - Retirement & Protection Solutions
RiverSource solutions help deliver on the Ameriprise client experience and Confident Retirement approach. We offer clients annuities, life insurance, and disability insurance options to meet their needs or current stage in life—whether that is covering essentials, ensuring lifestyle, preparing for the unexpected or leaving a legacy. RiverSource seeks to partner with our advisors to address clients’ goals and long-term needs at a differentiated level and provide a strong risk profile given the clients our advisors serve.
Retirement Solutions
We provide RiverSource variable annuity products to clients to help individuals address their asset accumulation and income goals through our advisors. Our advisor network is the only distributor of RiverSource annuity products, although advisors can offer fixed and variable annuities from selected unaffiliated insurers as well. As part of the continued evolution of our business model, we are continuing to shift our focus away from annuities with living benefit guarantees and toward the accumulation solutions clients want (such as the structured solutions annuity we introduced in 2020). We discontinued new sales of substantially all of our living benefit annuity solutions at the end of 2021. Further, in 2020, we discontinued new sales of fixed annuities and moved the Fixed Annuities and Fixed Indexed Annuities blocks to the Corporate & Other segment as a closed block in addition to reinsuring over 90% of the fixed annuities in this closed block (as discussed below in more detail).
Revenues for our variable annuity products are primarily earned as fees based on a contractholder’s benefit base, contract value or separate account values, which is impacted by both market movements and net asset flows. We also earn net investment income on general account assets supporting reserves for immediate annuities with a non-life contingent feature, structured variable annuities, for certain guaranteed benefits and fixed investment options offered with variable annuities, and on capital supporting the business. In addition, we receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested. Revenues for our immediate annuities with a life contingent feature are earned as premium revenue. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds previously discussed. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Protection
We provide life and disability income insurance products to address the protection and risk management needs of our retail clients. Though our advisors may also offer insurance products of unaffiliated carriers, we offer RiverSource insurance products exclusively through our advisors. The primary sources of revenues for our protection business are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and capital supporting the business. We also receive fees based on the level of the RiverSource Life companies’ separate account assets supporting variable universal life investment options. The protection products earn intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for the protection products include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
RiverSource Insurance Products
Through the RiverSource Life companies and our Retirement & Protection Solutions segment we currently offer the following products:
•Structured Variable Annuities use the performance of an underlying equity market index to determine earnings, up to either a cap or floor.
•Variable Annuities provide returns linked to underlying investments of the contractholder’s choice of certain funds, as well as additional benefits, such as guaranteed minimum death benefits (but without living benefits after the discontinuance of substantially all of those products in 2021).
•Variable Universal Life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.
•Universal Life Insurance credits interest at fixed interest rates. Universal Life Insurance may also contain product features that credit interest at a rate linked to an underlying equity market index. In the fourth quarter of 2021, we discontinued new sales of the Universal Life Insurance with secondary guarantees and single-pay fixed Universal Life with a long term care rider products.
•Term Life Insurance provides a death benefit, but it does not accumulate cash value.
•Disability Income Insurance provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability or at any suitable occupation for premium payments that are guaranteed not to change.
We also offer our clients various riders and alternatives. Our sales of RiverSource individual life insurance in 2021, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 85% variable universal life, 12% universal life and 3% term life.
Reinsurance
We reinsure a portion of the insurance risks associated with our currently offered life, disability income and life contingent immediate annuity products (as well as previously sold fixed annuity, fixed indexed annuity and long-term care products included in our Corporate & Other segment) through reinsurance agreements with unaffiliated reinsurance companies. We use reinsurance to limit losses, reduce exposure to large risks, and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, we evaluate the financial condition of reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured. See Note 7 and Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance. At a general level, we reinsure all or part of the following (with the closed blocks in our Corporate & Other segment):

Product	Reinsurance Type
Term Life and Disability Income	Coinsurance
Universal Life & Variable Universal Life	Yearly Renewable Term
Life Contingent Immediate Annuity	Coinsurance
Fixed Annuity (closed block in Corporate & Other)	Coinsurance
Long Term Care (closed block in Corporate & Other)	Coinsurance

Our Segments - Corporate & Other
Our Corporate & Other segment consists of closed blocks of business and net investment income or loss on corporate level assets, including excess capital held in our subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses.
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
Closed Block Fixed Annuities
In 2020, we discontinued new sales of fixed annuities and moved the Fixed Annuities and Fixed Indexed Annuities blocks to the Corporate & Other segment as a closed block. In this closed block, we have $7.6 billion of account value associated with our fixed annuities of which 91% has been ceded by RiverSource Life on a coinsurance basis to Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company (“Commonwealth”) under customary reinsurance arrangements with a comfort trust. For the ceded policies, RiverSource Life ceded 100% of the risk on a coinsurance basis.
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
Our Asset Management segment competes on a global basis to acquire and retain managed and administered assets against a substantial number of firms, including those in the categories listed above. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, service quality, brand recognition, reputation and the ability to attract and retain investment personnel. Furthermore, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles), client interest in funds with particular environmental, social, or governance practices, client or regulatory requirements on use of client commissions for research, and downward pressure on fees present various challenges to our business and may favor different competitors that focus more on “passive” investing styles. The impact of these factors on our business may vary from country to country and certain competitors may have certain competitive advantage in certain jurisdictions. As an example, the implementation of the terms of the United Kingdom’s exit from the European Union (“EU”) (commonly known as “Brexit”) and other regulatory or political impacts may ultimately favor certain types of asset managers in the EU over non-EU firms.
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
Human Capital Management
Ameriprise Financial has a strong values-driven and inclusive culture that is the foundation of all that we do. While our individual business lines serve different client needs, we have a common vision and values that drive our business and how we work with clients and each other. Our values are the following:
•Client focused;
•Integrity always;
•Excellence in all we do; and
•Respect for the individuals and for the communities in which we live and work.
We aspire to provide an excellent employee and advisor experience for all of our people. This includes approximately 12,000 global employees(1) made up of more than 2,000 employee advisors and more than 10,000 corporate employees, and additionally approximately 8,000 franchise advisors. Our long-term success requires us to attract, retain, engage and develop a diverse, high-performing workforce with a best-in-class development curriculum, strong leadership and comprehensive employee benefits and wellness programs, including diversifying our benefit offerings to increase mental health and resiliency resources during the pandemic. We continually invest in our human capital programs and capabilities to ensure a highly competitive employee value proposition. In 2021, a year when the persistency of the coronavirus disease 2019 (“COVID-19”) pandemic continued to impact the global marketplace:
•We continued to have strong employee engagement, including our industry-leading engagement results (84%) and high leadership effectiveness scores (90%) in our annual engagement survey where our results exceeded external benchmarks. 93% of employees participated in our survey.
•91% of our employees participated in development training. We continue to invest in our employees’ development, and, in addition to annual training requirements, we encourage all employees to participate in our professional development programs, including core curriculum for new hires and a Transformational Leader Program for officers for officers. Leaders are further supported by a broad selection of online courses, workshops, mentoring opportunities, networking events, and peer-to-peer programs.
•We retained 92% of our high-performing employees.
•The retention rate among affiliated advisors who have been with us for more than 10 years is 95%.
•We have also continued to attract experienced, productive advisors, with 325 experienced advisors moving their practices to Ameriprise in 2021 and approximately 1,618 over the last 5 years.
•Of our global employees, 40% self-identify as women, and among our U.S.-based employees 18% identify as ethnically diverse. More detail on our workforce composition with a summary of our EEO metrics can be found in our 2022 Ameriprise Responsible Business report, which is available on our website. Information contained on or accessible through our websites is not incorporated into and does not form a part of this Form 10-K or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Our diversity, equity and inclusion vision is to foster an inclusive culture and diverse workforce so that everyone at Ameriprise feels like they belong, grow and contribute in a culture that helps them realize their potential. This includes ensuring meaningful conversations between leaders and employees on current diversity topics, leveraging programs to attract, retain and advance diverse talent, and continuing to evolve our leadership development curriculum and training for employees and advisors. In 2021, we added resources to support our strategy, including adding new positions on the diversity, equity and inclusion team, developing business unit specific programs, and enhancing our measurement and diagnostic capabilities. Our focus on fostering a diverse and inclusive culture is also reflected in the policies and practices that promote a safe, inclusive and respectful workplace. Our 13 business resource networks engage more than 9,000 participants globally each year to promote cultural awareness and community involvement while providing employees and advisors with wellness and career development resources.

Importantly, our compensation programs are designed to attract, retain, and motivate employees with deliberate alignment of rewards with performance. Weighing both individual goal achievement (the “what”) and leadership performance (the “how”) is critical to driving strong business results. Employees receive base pay, and all are eligible for annual incentive awards and many are eligible for additional long-term incentives. Additionally, employees receive a competitive benefits package that addresses employees’ physical, social, emotional, and financial wellness.
Ameriprise was well prepared to manage through the unexpected COVID-19 pandemic and its associated impacts because of the strategic investments and actions we have taken over many years. From the start and throughout this extended period of multiple variants, our priority has remained on serving our clients, as well as the health and safety of our employees. As we continue to navigate this challenging environment, our balance sheet strength, technology infrastructure and risk management foundation remain key to our success.
Importantly, throughout the ongoing pandemic, we have remained focused on protecting the health and safety of our employees and advisors through a variety of strategic actions, including having the vast majority of our workforce work-from-home during 2020, using safety protocols in our offices, and increased communications and resources for our employees during the pandemic. During 2021, we began the transition to returning to work in our offices in our locations where people could gather safely. We know flexibility is increasingly important, and flexibility has been and continues to be a tenant of our operating model and are offering balanced flexibility that meets the needs of our clients, advisors, employees and shareholders. Going forward, we are building on our learnings from the ongoing pandemic and listening to our clients, advisors, employees, and shareholders to continue to reinforce our culture, strengthen relationships, meet our business objectives, and serve our clients well.
(1) This does not include employees who joined in November 2021 as part of our acquisition of the BMO Global Asset Management (EMEA) business.
Intellectual Property
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws and registrations to establish and protect our intellectual property. In the U.S. and other jurisdictions, we have established and registered, or filed applications to register, certain trademarks and service marks that we consider important to the marketing of our products and services, including but not limited to Ameriprise Financial, Threadneedle, RiverSource, Columbia Threadneedle Investments and the BMO Global Asset Management (EMEA) business. We have in the past and will continue to establish and protect our intellectual property rights.
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
Regulation
Virtually all aspects of our business, including the activities of the parent company and our subsidiaries, are subject to various federal, state, local and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory and law enforcement agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations are significant, and the consequences for the failure to comply may include civil or criminal charges, fines, censure, the suspension of individual employees, restrictions on or prohibitions from engaging in certain lines of business (or in certain states or countries), revocation of certain registrations and reputational damage. We have made and expect to continue to make significant investments in our compliance and supervision processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.
We operate in a highly scrutinized regulatory environment and it remains subject to change. Regulatory developments, both in and outside of the U.S., have resulted or are expected to result in greater regulatory oversight and internal compliance obligations for firms across the financial services industry. In addition, we continue to see enhanced legislative and regulatory interest regarding retirement investing and fiduciary initiatives, as well as environmental, social and governance (“ESG”), cybersecurity, responsible information and data use, financial crime and privacy matters, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. States in the U.S. and jurisdictions outside the U.S. continue to add new complexity to the patchwork of laws already in existence relating to privacy and cybersecurity and we are expecting similar new laws this year in multiple states in the U.S. The same complexity resulting from multiple standards exists for retirement investing where individual states and federal regulators continue to propose or enact their own rules. These legal and regulatory changes have impacted and may in the future impact how we are regulated and how we operate and govern our businesses.
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
In addition to the regulators summarized above, we are also subject to regulation by self-regulatory organizations such as the Financial Industry Regulatory Authority (“FINRA”), various federal and state securities, insurance and financial regulators (such as regulatory agencies and bodies like the Federal Deposit Insurance Corporation and the U.S. Department of Labor (“DOL”)) in the U.S. and in foreign jurisdictions (such as the European Securities and Markets Authority, the national financial regulator for each European country, Australian Securities and Investment Commission and various Canadian provinces) where we do business.

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
The SEC’s Regulation Best Interest standard of care became effective June 30, 2020 and the SEC continues to issue various statements and other pieces of guidance on complying with the regulation. Furthermore, several states have either issued their own best interest or fiduciary rules or are considering doing so and those rules may be limited to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The DOL finalized its voluntary exemption for providing investment advice to retirement account clients and has reinstated prior guidance for determining who is an investment advice fiduciary under pension regulations. While not a regulator, the Certified Financial Planner Board professional standards of conduct includes a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. Considering the various fiduciary rules and regulations that continue to be proposed, finalized, and sometimes withdrawn or amended, we continue to exert significant efforts to evaluate and prepare to comply with each rule.
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

Non-U.S. Regulation
U.K. Regulation
Outside of the U.S., Columbia Threadneedle Investments, now including the BMO Global Asset Management (EMEA) business, is authorized to conduct its financial services business in the U.K. under the Financial Services and Markets Act 2000. A number of legal entities in the Threadneedle and BMO Global Asset Management (EMEA) business are currently regulated by the Financial Conduct Authority (“FCA”) and one entity in the Threadneedle business is also regulated by the Prudential Regulation Authority (“PRA”). FCA and PRA rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance. As with the U.S. regulatory environment, we continue to see enhanced legislative and regulatory interest regarding financial services. Key U.K. regulatory developments and trends include the following:
•Operational Resilience. Under this new U.K. regulatory requirement, in scope firms must identify their important business services, which if unavailable, could cause intolerable harm to clients, which they could not reasonably recover, or market disruption. The regulations introduce a new concept of impact tolerance and firms are also required to stress test their important business services and appoint a senior manager accountable for the regime.
•Financial Resilience. EU and U.K. regulators regulators have revised the prudential regime applying to asset managers and investment firms. This will be phased in over a five-year period and introduces a number of new concepts, including new capital requirements.
•FCA Consumer Duty. The FCA is proposing to introduce a new Consumer Duty that will set higher expectations for the standard of care that firms provide to retail consumers.
In addition, following Brexit the trade and cooperation agreement between the U.K. and EU does not include cross-border financial services. As a result, our U.K. asset management business is no longer able to market its services into the EU on a passporting basis and must now comply with local EU and country requirements as a non-EU firm, which includes leveraging our various EU-based affiliated entities (such as those in Luxembourg and the Netherlands) to provide services and marketing to EU clients and investors. We continue to actively monitor the dynamic Brexit situation and political activity around Brexit, including with respect to the continued permissibility of the delegation of asset management services from the EU to non-EU countries such as the US and UK. We have an established fund range domiciled in Luxembourg (both UCITS and Alternative Investment Funds), Ireland and the Netherlands, along with Luxembourg-based and Netherlands-based affiliated management companies. Our Luxembourg and Netherlands affiliates may perform fund management, administration and distribution functions. Therefore, we are well placed to continue to serve investors in the EU.
Pan-European and Other Non-U.S. Regulation
In addition to the above, certain of our asset management subsidiaries and branches are required to comply with pan-European directives as issued by the European Commission and adopted by EU member states. Certain of these directives have impacted and will continue to impact our global asset management business. For example, certain of our asset management subsidiaries are required to comply with the Markets in Financial Instruments Directive (“MiFID II”), Markets in Financial Instruments Regulation (“MiFIR”), Alternative Investment Fund Managers Directive (“AIFMD”), European Market Infrastructure Regulation (“EMIR”) , Undertakings for Collective Investment in Transferable Securities Directives (“UCITS”) and the Sustainable Finance Disclosure Regulation (“SFDR”) These requirements impact the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. EMIR provides a framework for the regulation of over the counter and exchange-traded derivative markets. Similar to the developments in the U.S., we continue to see enhanced legislative and regulatory interest regarding financial services through international markets, including in the U.K. and EU where we have a substantial asset management business. These international rules, proposed rules, regulatory priorities or general discussions may impact us directly or indirectly, including as a regulated entity or as a service provider to, or a business receiving services from or engaging in transactions with, regulated entities. In addition to regulations noted in this section, within the EU and the U.K. we have been and will continue to address regulatory reforms or structural changes including but not limited to: enhanced regulatory focus and specific EU regulations on sustainable finance and ESG; Senior Manager and Certification Regime U.K. only); Solvency II; Packaged Retail and Insurance-based Investment Products; Market Abuse Regulation; Transparency Directive II; Fifth Money Laundering Directive; EU Benchmarks Regulation; Money Market Fund Regulation; Shareholder Rights Directive; Securitisation Regulation; and Criminal Finance Act. In addition, although the U.K. has now left the EU, the U.K. regulators may choose to implement future EU regulations and apply them in the U.K. potentially with significant variation from the EU regulations and potentially increasing the complexity and costs for our compliance.
Columbia Threadneedle companies or activities (including those we acquired as part of the BMO Global Asset Management (EMEA) business) are also subject to various local country or jurisdiction regulations and to corresponding regulators in Europe, Canada, Dubai, Hong Kong, Singapore, South Korea, South America and Australia. With our growth in the EU, including the recent acquisition of the BMO Global Asset Management (EMEA) business, we expect to have greater engagement with the Luxembourg, Irish and Dutch regulators.
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
Insurance Regulation
Our insurance subsidiaries are subject to supervision and regulation by states and other territories where they are domiciled or otherwise licensed to do business. These regulations impact our Retirement & Protection Solutions segment and our closed-blocks included in Corporate & Other segment. The primary purpose of this regulation and supervision is to protect the interests of contract holders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. The Minnesota Department of Commerce, and the New York State Department of Financial Services (the “Domiciliary Regulators”) regulate certain of the RiverSource Life companies. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies are regulated by each of the insurance regulators in the states where each is authorized to transact business. Financial regulation of our RiverSource Life companies is extensive, and their financial transactions (such as intercompany dividends and investment activity) may be subject to pre-approval and/or continuing evaluation by the Domiciliary Regulators.
Aspects of the regulation applicable to our Advice & Wealth Management segment also apply to our Retirement & Protection Solutions segment and the closed blocks in our Corporate & Other segment. For example, RiverSource Distributors is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through Ameriprise Financial Services, LLC (“AFS”) and third-party channels. Additionally, ERISA, the SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the DOL are relevant to our insurance and annuities business or products. We continue to review and analyze the potential impact of these regulations across each of our business lines.
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

Our RiverSource Life companies are subject to various levels of regulatory intervention if their total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2021:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$502	$3,419	681%
RiverSource Life of NY	$42	$310	741%
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
Under the Bank Holding Company Act, bank holding companies and their banking subsidiaries are generally limited to the business of banking and activities closely related or incidental to banking and going beyond these activities would require a conformance period request from the FRB. As a financial holding company we may engage in activities that are financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of either a bank holding company (or a bank) without the prior approval of the FRB or of a non-financial company absent an available exemption.
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
We are subject to what is commonly referred to as the Volcker Rule. The Volcker Rule prohibits “banking entities,” including us and our affiliates, from engaging in certain “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making-related activities, asset management, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with “covered funds,” with a number of exemptions and exclusions. It also requires banking entities to have comprehensive compliance programs reasonably designed to ensure and monitor compliance with the Volcker Rule.
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
In 2017 and subsequent announcements, the FCA announced that London Interbank Offered Rate (“LIBOR”) is to be phased out and secured agreement with panel banks to continue to submit to LIBOR during a transition period. All currencies, except U.S. Dollar, ceased publication on December 31, 2021, and U.S. Dollar LIBOR will cease publication in June 2023. Following our transition for currencies other than the U.S. Dollar which went as expected, we are preparing for the discontinuation and transition of U.S. Dollar LIBOR and other interbank offering rates (“IBORS”) on various aspects of our business and believe we will be well positioned as those benchmark rates transition to risk free rates.
Privacy, Environmental and Anti-Money Laundering Laws
Many aspects of our business are subject to comprehensive legal requirements concerning the use and protection of personal information, including client and employee information, from a multitude of different functional regulators and law enforcement bodies. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, an ever increasing number of state laws and regulations such as the New York State Department of Financial Services’ Cybersecurity Requirements for Financial Services Companies, the California Consumer Privacy Act, EU data protection legislation as implemented in the respective EU member states, and data protection rules in other regions in which we operate outside the U.S. and the EU (including in the U.K. which has implemented data protection legislation that closely mirrors the EU’s Global Data Protection Regulation). We have also implemented policies and procedures in response to such requirements. We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve our business objectives and best serve our clients. To the extent we do experience an incident, we have developed and implemented a cybersecurity incident response manual, which we regularly exercise and update, as appropriate.
As the owner and operator of real property, we are subject to federal, state, local and foreign environmental laws and regulations. We periodically conduct certain air and water reviews on our own real estate as well as investment real estate to assess and support our compliance with these laws and regulations.
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
Market Risks
The COVID-19 pandemic creates risks and uncertainties for our business.
The COVID-19 pandemic has presented ongoing significant economic and societal disruption and unpredictability, which has affected our business and operating environment driven by a low interest rate environment, volatility and changes in the equity markets and the potential associated implications to client behavior. If the value of assets under management decreases, our revenue and operating results could be substantially impacted. While portions of world economies have been differently impacted by the pandemic, COVID-19 continues its ongoing impact and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects current and other new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. There is still significant uncertainty around the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, which depends on current and future developments, including the ultimate scope, duration and severity of the pandemic, success of worldwide vaccination efforts, multiple mutations of COVID-19 or similar diseases, the effectiveness of our office reopenings, the additional measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care, and new or interim regulation), the actions of third parties in response to the pandemic, and the possible further impacts on the global economy. It is unclear if the current economic situation will stabilize, so we seek to effectively manage our risks, but our ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis in an ever-changing situation. No assurance can be given that the steps we have taken will continue to be effective or appropriate.
The ongoing COVID-19 pandemic impacted, and will likely continue to impact, each of our business segments. Consumer demand, client investing decisions in light of ongoing economic uncertainty, our fee and investment income, our owned asset values, and our credit reserve and other financial or actuarial assumptions and reserve calculations have been, and may further be, negatively impacted from a decline and volatility of asset prices, sustained reduction in interest rates, nonperformance credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. We continue to actively monitor the potential direct and indirect impacts that the COVID-19 pandemic may have on our segments.
If these conditions continue or worsen, we could continue to experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, changes in client activity and fees, increased mortality and morbidity in our insurance policyholder base, new constraints and costs of capital, possible impacts to our credit ratings and other impacts on our financial position.
COVID-19 has had wide-reaching impacts, making many decisions, interactions and transactions more complex. The COVID-19 pandemic also affects the ability of our suppliers, distributors, vendors, reinsurers and other counterparties to provide products and services or otherwise fulfill their commitments to us.
Our financial condition and results of operations may be adversely affected by market fluctuations and by economic, political and other factors.
Our financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, regional, national or local in nature, include: (i) the COVID-19 pandemic, or any variation thereof; (ii) political, social, economic and market conditions; (iii) the availability and cost of capital; (iv) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (v) technological changes and events; (vi) U.S. and foreign government fiscal and tax policies; (vii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (viii) the availability and cost of credit; (ix) the ongoing inflationary environment; (x) investor sentiment and confidence in the financial markets; (xi) terrorism and armed conflicts; and (xii) natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact client activity in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives.
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
These factors will also impact client behavior. Market downturns, stagnation, and volatility may cause, and have caused, individual investors to limit or decrease their participation in global markets negatively impacting our retail business and/or our product sales. Market conditions, regulatory actions, tax laws, and our competitive industry environment are among the reasons current shareholders in our mutual funds, OEICs, SICAVs, unit trusts, investment trusts and other pooled investment vehicles, contractholders in our annuity products and policyholders in our protection products may opt to withdraw cash values for those products (or for certain protection products, to reduce their withdrawal activity). If we are unable to offer appropriate product alternatives which encourage customers to continue purchasing in the face of actual or perceived market volatility, our sales and management fee revenues could decline.
Downturns and volatility in markets (including equity, fixed income, real estate, infrastructure and other markets) have had, and may in the future have, an adverse effect on the revenues and returns from our asset management services, retail advisory accounts, variable annuity contracts, banking products and other products. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, a significant portion of our revenue is derived from investment management agreements with the Columbia Management family of mutual funds which are terminable on 60 days’ notice. Although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can terminate their relationships with us or our financial advisors at will or on relatively short notice. Further, a number of the products and services we make available to our clients are those offered by third parties and negative perceptions of these financial products and services (or the financial industry in general) may impact the number of withdrawals and redemptions or reduce purchases made by our clients, which would adversely impact the levels of our assets under management. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles), changes in our (or our advisors’) reputation in the marketplace, ESG factors, changes in client or relationship management, loss of key investment management personnel and financial market performance. This reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business.
Most of our variable annuity products contain guaranteed minimum death benefits and a majority of our variable annuity products contain guaranteed minimum withdrawal and accumulation benefits. Decline or volatility in equity and/or bond markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. Discontinuing the sale of new fixed annuities and variable annuities with living benefits will lessen this risk over time. Although we have hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity and/or bond market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. Further, the cost of hedging our liability for these guarantees has increased as a result of low interest rates and volatility in the equity markets as well as broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties. In addition, heightened volatility (and the transition away from LIBOR as a widely accepted interest rate reference) creates greater uncertainty for future hedging effectiveness.
Changes in interest rates and prolonged periods of low interest rates and even negative interest rates may adversely affect our financial condition and results of operations.
Certain of our insurance, annuity, investment products and banking products are sensitive to interest rate fluctuations (inclusive of changes in credit spreads), which could cause future impacts associated with such fluctuations to differ from our historical costs. In addition, interest rate fluctuations (and impacts from volatility or low interest rates on changes in credit spreads) could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products, something we saw as a result of volatility from COVID-19. Although we typically hedge to mitigate some of the effect of such fluctuations, significant changes in interest rates (or prolonged periods of low interest rates) could have a material adverse impact on the profitability of certain products or product lines or our results of operations or financial condition.
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
During these periods, our spread may be reduced or could become negative. Due to the long-term nature of the liabilities associated with certain of our businesses, such as long term care and universal life with secondary guarantees as well as guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject us to reinvestment risks and increased hedging costs. In addition, reduced or negative spreads may require us to accelerate amortization of deferred acquisition costs

(“DAC”), which would increase our expenses and reduce our net earnings in the period where we accelerate amortization of DAC. The pattern of DAC amortization is impacted by the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. We periodically review and, where appropriate, adjust our assumptions.
During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and face-amount certificates, and we may increase crediting rates on in force products to keep these products competitive (which could have an adverse effect on our financial condition and results of operations). Because yields on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in investment losses. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. An increase in policy surrenders and withdrawals also may require us to accelerate amortization of DAC or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings in the period.
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
Further, the financial strength ratings which various rating organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in our products, our competitive position, and the ability to market our products. Any future downgrade in our financial strength ratings, or the announced potential for a downgrade, could potentially have a significant adverse effect on our financial condition and results of operations in many ways, including: (i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting our relationships with our advisors and third-party distributors of our products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; (iv) requiring us to reduce prices for many of our products and services to remain competitive; and (v) adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.
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
Business Risks
Intense competition and the economies of scale for larger competitors could negatively impact our ability to maintain or increase our market share and profitability.
Our businesses operate in intensely competitive industries, including broker-dealers, banks, asset managers, insurers and other financial institutions, some of which have a larger market share, greater investments in technology, greater investment in advertising and brand, less regulation or greater financial resources than we do. Furthermore, our competitors may be better able to address trends, structural changes, or movement of assets resulting from industry changes in response to the uncertain regulatory environment in the U.S. and around the world. We could experience lower sales, higher costs, or other developments that could negatively impact our results of operations.

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
Our continued success depends to a substantial degree on our ability to attract, motivate, engage and retain qualified people in a very competitive market. The financial services industry has always been a highly competitive industry, however, we are currently experiencing a surge in labor market activity. Higher turnover, fewer individuals entering the labor force, and increased demand for flexibility and fully remote work has resulted in labor shortages, which is increasing costs of labor, and recruiting and retaining talent. We continue to assess risk and invest in our employees to remain competitive, however, we also recognize that the possibility of increased turnover may impact our ability to attract, support and retain clients. We are also are dependent on our network of advisors to drive growth and results in our wealth management business and for a significant portion of the sales of our products and the recruiting environment for financial advisors is highly competitive. In addition, the investment performance of our asset management products and services and the retention of our products and services by our clients are dependent upon the strategies and decisions of our portfolio managers and analysts. From time to time there are regulatory-driven or other trends and developments within the industry, such as changes around the Protocol for Broker Recruiting, that could potentially impact the dynamics between us and our competitors. If employees or advisors who maintain specific relationships with our clients leave, we may not be able to retain valuable relationships and our clients may choose to leave for a competitor. If we are unable to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.
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
We distribute many of our investment products through unaffiliated third-party advisors and financial institutions. Maintaining and deepening relationships with these unaffiliated distributors is an important part of our growth strategy, as strong third-party distribution arrangements enhance our ability to market our products and to increase our assets under management, revenues and profitability. Access to distribution channels is subject to intense competition due to the large number of competitors and products in the investment advisory industry as well as regulatory and consumer trends driving escalating compliance, disclosure and risk management requirements for distributors. Relationships with our distributors are subject to periodic negotiation that may result in increased distribution costs and/or reductions in the amount of our products marketed.
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
Some of our investments are relatively illiquid and we may have difficulty selling these investments.
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, and limited partnership interests, all of which are relatively illiquid. These asset classes represented 10.4% of the carrying value of our investment portfolio as of December 31, 2021. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.
The elimination of LIBOR may adversely affect the interest rates on, and value of, certain derivatives and floating rate securities we hold, the activities we conduct, and any other assets or liabilities, the value of which is tied to LIBOR.
The elimination of LIBOR and transition to alternative reference rates may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. U.S. Dollar LIBOR is anticipated to be phased out by June 30, 2023, and replaced by the Secured Overnight Financing Rate, and all other LIBOR currencies were phased out by December 31, 2021. There will continue to be work required to transition to the new benchmark rates for U.S. Dollar, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities we hold, the activities we conduct in our various businesses, and any other assets or liabilities (as well as contractual rights and obligations), the value of which is tied to LIBOR. The value or profitability of these products and instruments, and our costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.
Insurance Risks
The failure of other insurers could require us to pay higher assessments to state insurance guaranty funds.
Our insurance companies are required by law to be members of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, our insurance companies could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years have weakened or may weaken the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments.
If the counterparties to our reinsurance arrangements default or otherwise fail to fulfill their obligations, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.
We use reinsurance to mitigate certain of our risks. Reinsurance does not relieve us of our direct liability to our policyholders and contractholders, even when the reinsurer is liable to us. Accordingly, we bear credit and performance risk with respect to our reinsurers, including Commonwealth and Genworth Life Insurance Company. In July 2016, we finalized various confidential enhancements with Genworth Life Insurance Company that have been shared, in the normal course of regular reviews, with our Domiciliary Regulators and rating agencies. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of our reinsurance agreement could have a material adverse effect on our financial condition and results of operations.
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
We set prices for RiverSource disability insurance (and historically LTC insurance) as well as some annuity products based upon expected claim payment patterns, derived from assumptions we make about our policyholders and contractholders, including expenses, fees, investment returns, and morbidity and mortality rates. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. Actual experience can differ from our assumptions for many reasons over the time an insurance product is held and it remains to be seen how the COVID-19 pandemic will impact our assumptions. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.
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
Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects. Reputational damage may arise from numerous sources including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, clients’ or potential clients’ perceived failure of how we address certain political, environmental, social or governance topics, technological, cybersecurity, or other security breaches (including attempted or inadvertent breaches) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of our employees, advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm our reputation and potentially expose us to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
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
We may face direct or indirect effects of or responses to climate change.
Climate change may increase the severity and frequency of catastrophes, or adversely affect our investment portfolio or investor sentiment. Climate change may increase the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict the long-term impacts on us from climate change or related regulation.

Our operational systems and networks (as well as those of our franchise advisors) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts.
Our business is reliant upon internal and third-party-controlled and operated technology systems and networks to process, transmit and store information, including our clients’, employees’ and advisors’ personal information, as well as our proprietary information, and to conduct many of our business activities and transactions. Maintaining the security and integrity of this information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of our business operations, including our reputation, the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information. To date, we have not experienced any material breaches of or interference with our centrally controlled systems and networks. However, we routinely face and address such evolving threats and have been able to detect and respond to these incidents to date without a material loss of client financial assets or information through the use of ongoing monitoring and continual improvement of our security capabilities and incident response manual.
We and our advisors, as well as our service providers, have also been threatened by, among others, phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. The number of attempted phishing attacks has increased substantially every year, which is expected to continue. Attempted or successful breaches or interference by third parties or by insiders that may occur in the future could have a material adverse impact on our business, reputation, financial condition or results of operations.
On a corporate basis, various laws and regulations, and in some cases contractual obligations, require us to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents. We have established policies and implemented such technical and operational measures ourselves and have in place policies that require our franchisee advisors who control locally their own technology operations to do the same. Changes in our business or technological advancements may also require corresponding changes in our systems, networks and data security and response measures. While accessing our products and services, our customers may use computers and other devices that sit outside of our security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the technical and operational security and response measures we currently maintain or that we allow franchise advisors to maintain and control locally.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, we cannot be certain that our systems and networks will not be subject to successful attacks, breaches or interference. Nor can we be certain that franchise advisors will comply with our policies and procedures in this regard, or that clients will engage in safe and secure online practices. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. Any such event may result in operational disruptions, as well as unauthorized access to or the disclosure or loss of, our proprietary information or client, employee, vendor, or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate, or mitigate further exposure, the loss of clients or advisors, or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect us against all cybersecurity- or privacy-related losses. Furthermore, we may be subject to indemnification costs and liability to third parties if we breach any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents could exacerbate the harm to our business, reputation, financial condition or results of operations in the event of a breach. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, we may incur significant expenses in connection with our responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, our regulators may seek to hold our company responsible for the acts, mistakes or omissions of our franchise advisors even where they procure and control much of the physical office space and technology infrastructure they use to operate their businesses locally.
Protection from system interruptions and operating errors is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, or other failure in operational execution, it could harm our business.
Operating errors and system or network interruptions could delay and disrupt our operations. Interruptions could be caused by mistake, malfeasance or other operational failures by service provider staff, employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, or maintenance of existing technology. Our financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients. Further, while we require their existence by contract, we cannot control the execution of any business continuity or incident response plans implemented by our service providers or our franchise advisors.

We rely on third-party service providers and vendors for certain communications, technology and business functions and other services, and we face the risk of their operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products and technological means for accessing these products or client accounts. Any such failure, termination or constraint or flawed execution or response could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.
Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments, products, vendors, or against all types of risk, including employee and financial advisor misconduct.
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
Our financial performance also requires us to develop, effectively manage, and market new or existing products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services, including the creation of Asset Management and other products with a focus on environmental, social and governance matters, require continued innovative effort and may require significant time, resources, and ongoing support. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
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
Insurance, banking and securities laws and regulations, including the FCA’s Investment Firms Prudential Regime, the FRB’s 2019 proposal for a new capital framework for ISLHCs, termed the “Building Block Approach” and the NAIC’s “Group Capital Calculation” which represents an insurance-focused capital framework, may regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries and our face-amount certificate company) to pay dividends or make other permitted payments or practically impact our capital structure and dividends or other payments from our subsidiaries. Additionally, the rating organizations effectively impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries We must manage our business within the expectations of the patchwork of regulations and capital expectations from these parties. As asset values decline or other financial drivers to our business worsen, our and our subsidiaries’ ability to pay dividends or make other permitted payments can be reduced. Additionally, the various asset classes held by our subsidiaries, and used in determining required capital levels, are weighted differently or are restricted as to the proportion in which they may be held depending upon their liquidity, credit risk and other factors. The regulatory capital requirements and dividend-paying ability of our subsidiaries may also be affected by a change in the mix of products sold by such subsidiaries. Further, the capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory or rating organization scrutiny and intervention, which could negatively affect our and our subsidiaries’ ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary and advisable to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our excess capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.
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
In addition, conducting and increasing our international operations subjects us to new risks that, generally, we have not faced in the U.S., including: (i) potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings; (ii) the localization of our solutions and related costs; (iii) the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations; and (iv) social and economic situations outside of the U.S. The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources and we cannot be certain these operations will produce desired levels of revenues or profitability. Our acquisition of the BMO Global Asset Management (EMEA) business will heighten these risks as it nearly doubles our asset management business in EMEA.
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
We have made acquisitions and divestitures (including sales of insurance blocks via reinsurance transactions) in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment (including our risk management policies and procedures), difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations or expected synergies for the acquired businesses. Fully integrating an acquired company or business into our operations (such as our recent acquisition of the BMO Global Asset Management (EMEA) business in the fourth quarter this year) will take a significant amount of time and incur both expected and unexpected integration costs over several years. The ongoing integration of the BMO Global Asset Management (EMEA) business is a time-consuming and expensive process, that without adequate planning and effective and timely implementation, could significantly disrupt our business. Our failure to meet the challenges involved in continuing to integrate the operations of the BMO Global Asset Management (EMEA) business (and to conform to banking and other applicable laws and regulations) or to otherwise realize any of the anticipated benefits of the acquisition could adversely impair our business or our results.

Risks in divestiture transactions (many of which are present in sales of insurance blocks via reinsurance) include difficulties in the separation of the disposed business, retention or obligation to indemnify certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us, if any, and unexpected difficulties in losing employees of the disposed business. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions, divestitures and other strategic transactions. Execution of our business strategies also may require certain regulatory approvals or consents, which may include approvals of the FRB and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the activities or transactions contemplated by our business strategies which may impact negatively our ability to realize fully the expected benefits of certain opportunities. These risks may prevent us from realizing the expected benefits from acquisitions or divestitures and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.
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
International Regulation: Potential measures taken by foreign and international authorities regarding anti-bribery, the nationalization or expropriation of assets, the imposition of limits on foreign ownership of local companies, increased environmental sustainability or governance requirements, changes in laws (including tax laws and regulations) and in their application or interpretation, imposition of large fines, political instability, capital requirements or dividend limitations, price controls, changes in applicable currency, currency exchange controls, or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold to U.S. dollars or other currencies may negatively affect our business.
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
Compliance with bank holding company laws and regulations, including the Volcker Rule, impacts the structure and availability of certain of our products and services and our costs in providing those products and services. Costs of compliance may be driven by how these laws and regulations and the scale of Ameriprise Bank evolves over the course of time as well as strategic acquisitions and other growth strategies we pursue in the future.
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
We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations (which has become a larger part of our asset management business following our acquisition of the BMO Global Asset Management (EMEA) business). We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, state or foreign tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our earnings.
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
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws and registrations to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property or attempt to use the same to defraud others. We may have to litigate to enforce and protect our brand and reputation, copyrights, trademarks, patents, trade secrets and know-how, or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful.

The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon or constitute misappropriation of such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against us. The threat of patent litigation from non-practicing entities could impact financial services firms and successful resolution could still have a significant financial impact. We may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
Changes in and the adoption of accounting standards could have a material impact on our financial statements
Our accounting policies are fundamental to how we record and report our results of operations and financial condition. We prepare our financial statements in accordance with U.S. generally accepted accounting principles. It is possible that accounting changes could have a material effect on our results of operations and financial condition. The Financial Accounting Standards Board (“FASB”), the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of our financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements. As an example, in August 2018, the FASB updated the accounting standard related to long-duration insurance and annuity contracts that will be effective January 1, 2023, that is expected to result in significant changes to how we account for and report our insurance and annuity contracts (both in force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of DAC. See Note 3 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on recent accounting pronouncements.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, a 959,000 square foot building that we lease, and our Client Service Center, an 871,000 square foot building, that we own. Generally, we lease the premises we occupy in other locations, including the 38,000 square foot executive offices that we lease in New York City and branch offices for our employee advisors throughout the U.S.
Our principal leases are in the following locations:
•In 2021, Columbia Threadneedle Investments terminated the lease on its old offices in Boston and leased new offices in Boston containing approximately 82,000 square feet. As of December 31, 2021, Columbia Threadneedle Investments occupies 41,000 square feet of new offices and plans to occupy the remaining space in Spring of 2022. Columbia Threadneedle Investments also leases approximately 66,000 square feet of a shared building in London plus an additional 73,000 square feet in four shared buildings in London following the acquisition of the BMO Global Asset Management (EMEA) business (as well as additional locations in Swindon, U.K., Dorking, U.K. and Edinburgh, U.K.), approximately 39,000 square feet of a shared building in New York and also leases property in a number of other cities to support its global operations; and
•Las Vegas, Nevada (supporting aspects of our Advice & Wealth Management businesses) and Gurugram and Noida India (supporting our broader business in the U.S.).
We believe that the facilities owned or occupied by our company suit our needs and are well maintained.
Item 3. Legal Proceedings
For a discussion of material legal proceedings, see Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 11, 2022, we had approximately 12,202 common shareholders of record. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2021 Annual Report to Shareholders and is furnished herewith.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of 2021:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2021
Share repurchase program (1)	587,754	$286.39	587,754	$763,578,125
Employee transactions (2)	178,720	$301.64	N/A	N/A
November 1 to November 30, 2021
Share repurchase program (1)	588,794	$303.12	588,794	$585,100,165
Employee transactions (2)	60,111	$304.59	N/A	N/A
December 1 to December 31, 2021
Share repurchase program (1)	514,200	$296.90	514,200	$432,436,666
Employee transactions (2)	85,100	$304.96	N/A	N/A
Totals
Share repurchase program (1)	1,690,748	$295.41	1,690,748
Employee transactions (2)	323,931	$303.06	N/A
	2,014,679		1,690,748
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
On January 26, 2022, our Board of Directors authorized an additional $3.0 billion for the repurchase of our common stock through March 31, 2024.
Item 6. [Reserved]

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
Overview
Ameriprise is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.4 trillion in assets under management and administration as of December 31, 2021. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives. For additional discussion of our businesses, see Part I, Item 1 of this Annual Report on Form 10-K.
The COVID-19 pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected our business and operating environment driven by a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. COVID-19 continues its ongoing impact and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects current and other new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. There is still significant uncertainty around the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, which depends on current and future developments, including the ultimate scope, duration and severity of the pandemic, success of worldwide vaccination efforts, multiple mutations of COVID-19 or similar diseases, the effectiveness of our office reopenings, the additional measures that may be taken by various governmental authorities in response to the outbreak, the actions of third parties in response to the pandemic, and the possible further impacts on the global economy. Given the ongoing impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” in this report.
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
Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the value of DAC and deferred sales inducement costs (“DSIC”) assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits and the “spread” income generated on our fixed deferred annuities, fixed insurance, fixed portion of variable annuities and variable insurance contracts and deposit products.
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
In the third quarter, we updated our market-related assumptions and implemented model changes related to our living benefit valuation. In addition, we conducted our annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. We also reviewed our active life future policy benefit reserve adequacy for our LTC business in the third quarter. See our Consolidated and Segment Results of Operations sections for the pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.
The following discussion includes a comparison of our 2021 and 2020 results. For a discussion of our 2019 results and for a comparison of results for 2020 and 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021.

On June 2, 2021, we filed an application to convert Ameriprise Bank, FSB to a state-chartered industrial bank regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. We also filed an application to transition the FSB’s personal trust services business to a new limited purpose national trust bank regulated by the Office of the Comptroller of the Currency. If these pending applications are approved, the proposed changes are not expected to impact our long-term strategy for the bank and should enable us to continue our strong lineup of banking solutions, including deposits, credit cards, mortgages and securities-based lending to our wealth management clients without interruption.
During the third quarter of 2021, RiverSource Life Insurance Company (“RiverSource Life”), one of the Company’s life insurance subsidiaries, closed on a transaction with Commonwealth, effective July 1, 2021, to reinsure approximately $7.0 billion of fixed deferred and immediate annuity policies. As part of the transaction, RiverSource Life transferred $7.8 billion in consideration primarily consisting of Available-for-Sale securities, commercial mortgage loans, syndicated loans and cash. The transaction resulted in a net realized gain of approximately $532 million on investments sold. A similar previously announced transaction with RiverSource Life Insurance Co. of New York did not receive regulatory approval in time to close by September 30, 2021 and the transaction was terminated by the parties.
On November 8, 2021, we completed our previously announced acquisition of the European-based asset management business of BMO Financial Group. At close, the consideration transferred consisted of £615 million (or $829 million) for initial price, plus an additional £103 million (or $138 million) largely associated with a customary adjustment for excess capital surplus that will be accessible over time. The overall purchase price will continue to be subject to further customary post-close adjustments. The all-cash transaction added $136 billion of assets under management (“AUM”) in EMEA.
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

The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Years Ended December 31,		Years Ended December 31,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net income	$2,760	$1,534	$23.00	$12.20
Less: Net realized investment gains (losses) (1)	87	(10)	0.73	(0.08)
Add: Market impact on non-traditional long-duration products (1)	656	375	5.47	2.98
Add: Mean reversion related impacts (1)	(152)	(87)	(1.27)	(0.69)
Add: Market impact of hedges on investments (1)	22	—	0.18	—
Less: Block transfer reinsurance transaction impacts (1)	521	—	4.34	—
Add: Integration/restructuring charges (1)	32	4	0.27	0.03
Less: Net income (loss) attributable to CIEs	(3)	3	(0.03)	0.02
Tax effect of adjustments (2)	11	(63)	0.09	(0.50)
Adjusted operating earnings	$2,724	$1,770	$22.70	$14.08

Weighted average common shares outstanding:
Basic	117.3	123.8
Diluted	120.0	125.7
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.
The following table reconciles net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Years Ended December 31,
	2021	2020
	(in millions)
Net income	$2,760	$1,534
Less: Adjustments (1)	36	(236)
Adjusted operating earnings	$2,724	$1,770

Total Ameriprise Financial, Inc. shareholders’ equity	$5,689	$6,171
Less: AOCI, net of tax	301	301
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,388	5,870
Less: Equity impacts attributable to CIEs	2	1
Adjusted operating equity	$5,386	$5,869

Return on equity, excluding AOCI	51.2%	26.1%
Adjusted operating return on equity, excluding AOCI (2)	50.6%	30.2%
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
Valuation of Investments
The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. See Note 15 to our Consolidated Financial Statements for discussion of the fair value of our Available-for-Sale securities. Financial markets are subject to significant movements in valuation and liquidity, which can impact our ability to liquidate and the selling price that can be realized for our securities and increases the use of judgment in determining the estimated fair value of certain investments. We are unable to predict impacts and determine sensitivities in reported amounts reflecting such market movements on our aggregate Available-for-Sale portfolio. Changes to these assumptions do not occur in isolation and it is impracticable to predict such impacts at the individual security unit of measure which are predominately Level 2 fair value and based on observable inputs.
Deferred Acquisition Costs
See Note 2 to our Consolidated Financial Statements for discussion of our DAC accounting policy. See Note 3 to our Consolidated Financial Statements for discussion of changes to the measurement of DAC amortization effective for interim and annual periods beginning after December 15, 2022.
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
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). Changes in these assumptions can be offsetting and we are unable to predict their movement, sensitivities in reported amounts, offsetting impacts or future impacts to the Consolidated Financial Statements over time or in any given future period. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The effect on the DAC balance that would result from the realization of unrealized gains (losses) on securities is recognized with an offset to accumulated other comprehensive income on the consolidated balance sheet.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 5.65% for fixed income funds. We typically use a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.

A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(38)	$(70)	$(108)

Decrease in future near-term equity fund growth returns by 100 basis points	$(35)	$(51)	$(86)
Decrease in future long-term equity fund growth returns by 100 basis points	(22)	(34)	(56)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(57)	$(85)	$(142)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with isolated changes of any single assumption is not an indicator of future results.
Traditional Long-Duration Products
For our traditional long-duration products (including traditional life and disability income (“DI”) insurance products), our DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing determines that reserves are inadequate. Changes in these assumptions can be offsetting and we are unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period. Projection periods used for our traditional life insurance are up to 30 years. Projection periods for our DI products are up to 45 years. We may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions.
Future Policy Benefits and Claims
See Note 3 to our Consolidated Financial Statements for discussion of changes to the measurement of DAC amortization effective for interim and annual periods beginning after December 15, 2022.
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
Non-Traditional Long-Duration Products, including Embedded Derivatives
UL and VUL
A portion of our UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined using actuarial models to estimate the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to client asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. Changes in these assumptions can be offsetting and we are unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period. See Note 12 to our Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Variable Annuities
We have approximately $92 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $35 billion of account value with no living benefit guarantees and $57 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts offered by us contain GMDB provisions. We also offer variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as GGU benefits. In addition, we offer contracts with GMWB and GMAB provisions and, until May 2007, we offered contracts containing GMIB provisions. See Note 12 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.
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
At least annually, we perform a thorough policyholder behavior analysis to validate the assumptions included in our benefit reserve, embedded derivative and DAC balances. The variable annuity assumptions and resulting reserve computations reflect multiple policyholder variables. Differentiation in assumptions by policyholder age, existence of surrender charges, guaranteed withdrawal utilization, and tax qualification are examples of factors recognized in establishing management’s assumptions used in reserve calculations. The extensive data derived from our variable annuity block informs management in confirming previous assumptions and revising the variable annuity behavior assumptions. Changes in assumptions are governed by a review and approval process to ensure an appropriate measurement of all impacted financial statement balances. Changes in these assumptions can be offsetting and we are unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period.
See the table in the previous discussion of “Deferred Acquisition Costs” for the estimated impact to benefits and claims expense related to variable annuity and VUL insurance contracts resulting from a decrease of 100 basis points in separate account fund growth rate assumptions.
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuate based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuate based on equity markets and interest rates and is a liability. In addition, the valuation of embedded derivatives is impacted by an estimate of our nonperformance risk adjustment. This estimate includes a spread over the LIBOR swap curve as of the balance sheet date. As our estimate of this spread over LIBOR widens or tightens, the liability will decrease or increase.
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
Derivative Instruments and Hedging Activities
We use derivative instruments to manage our exposure to various market risks. All derivatives are recorded at fair value. The fair value of our derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available. We are unable to predict impacts and determine sensitivities in reported amounts reflecting such market movements on our aggregate derivative portfolio. Changes to assumptions do not occur in isolation and it is impracticable to predict such impacts at the individual security unit of measure which are predominately Level 2 fair value and based on observable inputs.
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
Premiums, policy and contract charges
Premiums include premiums on traditional life, DI and LTC insurance and life contingent immediate annuities and are net of reinsurance premiums. Policy and contract charges include variable annuity rider charges and UL and VUL insurance charges, which consist of cost of insurance charges (net of reinsurance premiums and cost of reinsurance for UL and VUL insurance products) and administrative charges.
Other Revenues
Other revenues primarily include the accretion on the fixed annuities reinsurance deposit receivables and other miscellaneous revenues.
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
Economic Environment
Global equity market conditions and fluctuations could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Years Ended December 31,
	2021	2020	Change
S&P 500
Daily average	4,270	3,218	33%
Period end	4,766	3,756	27%
Weighted Equity Index (“WEI”) (1)
Daily average	2,894	2,184	33%
Period end	3,152	2,573	23%
(1) Weighted Equity Index is an Ameriprise calculated proxy for equity market movements calculated using a weighted average of the S&P 500, Russell 2000, Russell Midcap and MSCI EAFE indices based on North America distributed equity assets.
See our segment results of operations discussion below for additional information on how changes in the economic environment have and may continue to impact our results. For further information regarding the impact of the economic environment on our financial condition and results of operations, and potentially material effects, see Part 1 - Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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
The following table presents detail regarding our AUM and AUA:

	December 31,		Change
	2021	2020
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$460.9	$376.8	$84.1	22%
Asset Management AUM	754.1	546.6	207.5	38
Corporate AUM	0.1	—	0.1	—
Eliminations	(44.1)	(37.4)	(6.7)	(18)
Total Assets Under Management	1,171.0	886.0	285.0	32
Total Assets Under Administration	246.9	216.1	30.8	14
Total AUM and AUA	$1,417.9	$1,102.1	$315.8	29%
Total AUM increased $285.0 billion, or 32%, to $1.2 trillion as of December 31, 2021 compared to $886.0 billion as of December 31, 2020 due to a $84.1 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $207.5 billion increase in Asset Management AUM driven by the acquisition of the BMO Global Asset Management (EMEA) business, market appreciation and net inflows, partially offset by retail fund distributions. See our segment results of operations discussion for additional information on changes in our AUM.

Consolidated Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$9,275	$7,368	$1,907	26%
Distribution fees	1,830	1,661	169	10
Net investment income	1,683	1,251	432	35
Premiums, policy and contract charges	273	1,395	(1,122)	(80)
Other revenues	382	283	99	35
Total revenues	13,443	11,958	1,485	12
Banking and deposit interest expense	12	59	(47)	(80)
Total net revenues	13,431	11,899	1,532	13
Expenses
Distribution expenses	5,015	4,059	956	24
Interest credited to fixed accounts	600	644	(44)	(7)
Benefits, claims, losses and settlement expenses	716	1,806	(1,090)	(60)
Amortization of deferred acquisition costs	124	277	(153)	(55)
Interest and debt expense	191	162	29	18
General and administrative expense	3,435	3,120	315	10
Total expenses	10,081	10,068	13	—
Pretax income	3,350	1,831	1,519	83
Income tax provision	590	297	293	99
Net income	$2,760	$1,534	$1,226	80%
Overall
Pretax income increased $1.5 billion, or 83%, for 2021 compared to the prior year. The following impacts were significant drivers of the year-over-year change in pretax income:
•The favorable impact of the block transfer reinsurance transaction was $521 million for 2021 primarily reflecting the net realized gains on investments sold to the reinsurer.
•The favorable impact of unlocking was $17 million for 2021 compared to an unfavorable impact of unlocking and LTC loss recognition of $454 million for the prior year.
•A positive impact from higher average equity markets compared to the prior year. Our average WEI, which is a proxy for equity movements on AUM, increased 33% in 2021 compared to the prior year. The average S&P 500 index was 33% higher for 2021 compared to the prior year.
•A positive impact from higher client net inflows and higher transactional activity during 2021 compared to the prior year.
•The mean reversion related impact was a benefit of $152 million for 2021 compared to a benefit of $87 million for the prior year.
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was an expense of $656 million for 2021 compared to an expense of $375 million for the prior year.
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
(1) Includes a $25 million net benefit and a $12 million net expense related to the market impact on non-traditional long-duration products for 2021 and 2020, respectively, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking and LTC loss recognition.
The primary drivers of the year-over-year unlocking impact excluding LTC include the following items:
•Interest rate assumptions resulted in a lower expense in 2021 compared to the prior year period. Our 10-year Treasury rate assumption remained unchanged in 2021 at 3.5% with a grading period ending December 31, 2026.
•Equity market volatility and correlation assumptions on variable annuities resulted in a higher benefit in 2021 compared to the prior year.
•Surrenders assumptions on variable annuities with living benefit guarantees resulted in a lower expense in 2021 compared to the prior year.
The unfavorable LTC unlocking impact of $3 million in 2021 compared to the unfavorable LTC unlocking and loss recognition impact of $141 million in the prior year is primarily due to prior year updates to our interest rate assumptions.
Net Revenues
Management and financial advice fees increased $1.9 billion, or 26%, for 2021 compared to the prior year primarily due to higher average equity markets, higher wrap account net inflows, an increase in performance fees of $89 million, $59 million of revenue associated with the acquisition of the BMO Global Asset Management (EMEA) business, and an unfavorable $19 million performance fee correction in the prior year period.
Distribution fees increased $169 million, or 10%, for 2021 compared to the prior year due to higher average equity markets and increased transactional activity, partially offset by $55 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates.
Net investment income increased $432 million, or 35%, for 2021 compared to the prior year primarily due to the following impacts:
•Net realized investment gains of $636 million for 2021 compared to net realized investment losses of $10 million for the prior year period. Net realized gains for 2021 included net realized gains of $561 million on Available-for-Sale securities and a $58 million net gain related to commercial mortgage loans primarily due to the sale of securities and loans to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction that closed in the third quarter 2021, as well as a $15 million gain on a strategic investment.
•An increase of $38 million in net investment income of CIEs.
•The favorable impact of higher average invested assets related to the bank, partially offset by lower average certificate balances.
•The unfavorable impact of lower average invested assets due to the sale of investments as a result of the fixed deferred and immediate annuity reinsurance transaction.
•The unfavorable impact of lower interest rates, including lower short-term interest rates on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products.
•The $22 million unfavorable market impact of hedges to offset interest rate and currency changes on certain investments in the year.
Premiums, policy and contract charges decreased $1.1 billion, or 80%, for 2021 compared to the prior year primarily reflecting ceded premiums of $1.2 billion associated with the reinsurance transaction for life contingent immediate annuity policies.

Other revenues increased $99 million, or 35%, for 2021 compared to the prior year primarily reflecting the yield on deposit receivables.
Banking and deposit interest expense decreased $47 million, or 80%, for 2021 compared to the prior year due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Distribution expenses increased $956 million, or 24%, for 2021 compared to the prior year primarily reflecting higher advisor compensation due to an increase in average wrap account balances and increased transactional activity.
Interest credited to fixed accounts decreased $44 million, or 7%, for 2021 compared to the prior year primarily reflecting the following items:
•An $8 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $10 million for 2021 compared to an unfavorable impact of $18 million for the prior year.
•A $22 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $54 million for 2021 compared to a benefit of $32 million for the prior year. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected lower option costs due to higher discount rates compared to an increase in the IUL embedded derivative in the prior year period, which reflected higher option costs due to lower discount rates.
Benefits, claims, losses and settlement expenses decreased $1.1 billion, or 60%, for 2021 compared to the prior year primarily reflecting the following items:
•A $1.2 billion decrease in expense associated with the reinsurance transaction for life contingent immediate annuity policies.
•A $450 million increase in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $108 million for 2021 compared to a favorable impact of $342 million for the prior year. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread on benefits expenses is favorable (unfavorable). Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•An $80 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of a favorable $2.5 billion change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $2.4 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for 2021 compared to the prior year.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for 2021 compared to a benefit in the prior year.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for 2021 compared to the prior year.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various contractholder behavioral items, were a net benefit for 2021 compared to a net expense for the prior year.
•The impact of unlocking excluding LTC was an expense of $59 million for 2021 compared to an expense of $212 million for the prior year.
•The annual review of LTC future policy benefit reserve in 2021 resulted in unlocking of $3 million compared to unlocking and loss recognition of $141 million in the prior year.
•The mean reversion related impact was a benefit of $91 million for 2021 compared to a benefit of $53 million for the prior year.
Amortization of DAC decreased $153 million, or 55%, for 2021 compared to the prior year primarily reflecting the following items:
•The impact of unlocking in 2021 was a benefit of $60 million compared to an expense of $100 million in the prior year period.
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $51 million for 2021 compared to a benefit of $5 million for the prior year.
•The mean reversion related impact was a benefit of $60 million for 2021 compared to a benefit of $34 million for the prior year.
•A higher level of normalized amortization due to the growth of variable annuities and unlocked market and policyholder assumptions in the prior year.
Interest and debt expense increased $29 million, or 18%, for 2021 compared to the prior year primarily due to an increase in interest expense of CIEs.

General and administrative expense increased $315 million, or 10%, for 2021 compared to the prior year primarily reflecting higher performance related compensation, $52 million related to the operating expenses of the acquired BMO Global Asset Management (EMEA) business, an unfavorable foreign exchange impact, and $32 million of integration related expenses, partially offset by disciplined expense management and reengineering.
Income Taxes
Our effective tax rate was 17.6% for 2021 compared to 16.2% for the prior year. See Note 24 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
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
The following table presents summary financial information by segment:

	Years Ended December 31,
	2021	2020
	(in millions)
Advice & Wealth Management
Net revenues	$8,021	$6,675
Expenses	6,278	5,354
Adjusted operating earnings	$1,743	$1,321
Asset Management
Net revenues	$3,682	$2,891
Expenses	2,586	2,194
Adjusted operating earnings	$1,096	$697
Retirement & Protection Solutions
Net revenues	$3,244	$3,094
Expenses	2,509	2,614
Adjusted operating earnings	$735	$480
Corporate & Other
Net revenues	$487	$546
Expenses	757	915
Adjusted operating loss	$(270)	$(369)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2021		2020
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Distribution fees	$2	$—	$—	$—
Premiums, policy and contract charges	17	—	2	(3)
Total revenues	19	—	2	(3)

Benefits, claims, losses and settlement expenses
LTC unlocking and loss recognition	—	3	—	141
Unlocking, excluding LTC	89	—	189	7
Total benefits, claims, losses and settlement expenses	89	3	189	148
Amortization of DAC	(65)	—	108	(4)
Total expenses	24	3	297	144
Pretax income (loss)	$(5)	$(3)	$(295)	$(147)

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2021	2020
	(in billions)
Beginning balance	$380.0	$317.5
Net flows (1)	40.4	27.0
Market appreciation (depreciation) and other (1)	44.3	35.5
Ending balance	$464.7	$380.0

Advisory wrap account assets ending balance (2)	$459.5	$375.7
Average advisory wrap account assets (3)	$415.3	$318.3
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
(3) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the twelve months ended December 31, 2021 and 2020.
Wrap account assets increased $84.7 billion, or 22%, during 2021 due to net inflows of $40.4 billion and market appreciation and other of $44.3 billion. Average advisory wrap account assets increased $97.0 billion, or 30%, compared to the prior year reflecting net inflows and market appreciation. Fourth quarter 2021 represented the fifth consecutive quarter wrap net flows at or above $9.0 billion.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$5,297	$4,211	$1,086	26%
Distribution fees	2,253	2,002	251	13
Net investment income	257	313	(56)	(18)
Other revenues	226	208	18	9
Total revenues	8,033	6,734	1,299	19
Banking and deposit interest expense	12	59	(47)	(80)
Total net revenues	8,021	6,675	1,346	20
Expenses
Distribution expenses	4,842	3,946	896	23
Interest and debt expense	10	10	—	—
General and administrative expense	1,426	1,398	28	2
Total expenses	6,278	5,354	924	17
Adjusted operating earnings	$1,743	$1,321	$422	32%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $422 million, or 32%, for 2021 compared to the prior year due to higher average wrap account balances reflecting wrap account net inflows and equity market appreciation and increased transactional activity, partially offset by lower earnings on brokerage cash as a result of low interest rates. Pretax adjusted operating margin was 21.7% for 2021 compared to 19.8% for the prior year. Adjusted operating net revenue per advisor increased to $796,000 for 2021, up 18%, from $674,000 for the prior year.
Ameriprise Bank, FSB has continued its growth trend, with $11.4 billion of cash sweep balances and $468 million of brokerage client pledged asset lines of credit as of December 31, 2021.
Net Revenues
Management and financial fees increased $1.1 billion, or 26%, for 2021 compared to the prior year primarily due to growth in wrap account assets. Average advisory wrap account assets increased $97.0 billion, or 30%, compared to the prior year reflecting net inflows and market appreciation.

Distribution fees increased $251 million, or 13%, for 2021 compared to the prior year reflecting higher average equity markets and increased transactional activity, partially offset by $55 million of lower fees on off-balance sheet brokerage cash due to a decrease in short-term interest rates.
Net investment income decreased $56 million, or 18%, for 2021 compared to the prior year primarily due to the unfavorable impact of lower short-term interest rates on the investment portfolio supporting the certificate and on-balance sheet brokerage cash products, as well as the continued decline in certificate balances, partially offset by higher average invested assets due to increased bank deposits.
Banking and deposit interest expense decreased $47 million, or 80%, for 2021 compared to the prior year primarily due to lower average crediting rates on certificates and the continued decline in average certificate balances.
Expenses
Distribution expenses increased $896 million, or 23%, for 2021 compared to the prior year reflecting higher asset-based advisor compensation due to higher wrap account assets and increased transactional activity, as well as investments in recruiting experienced advisors.
General and administrative expense increased $28 million, or 2%, for 2021 compared to the prior year primarily due to higher volume related expenses and higher performance-based compensation expenses.

Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds, including BMO branded funds, as of December 31, 2021:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	61%	86%	82%	88%
Fixed Income	77%	96%	96%	92%
Asset Allocation	60%	83%	86%	90%

4- or 5-star Morningstar rated funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	133	114	111	102
Percent of rated assets	70%	64%	60%	71%
(1) Retail Fund performance rankings for each fund is measured on a consistent basis against the most appropriate peer group or index. Peer Groupings are defined by either Lipper, IA, or Morningstar and based primarily on the Institutional Share Class, Net of Fees. Comparisons to Index are measured Gross of Fees.
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 91 Columbia funds (Institutional shares) rated, 16 received a 5-star Overall Rating and 37 received a 4-star Overall Rating. Out of 92 Threadneedle funds (highest rated share class) rated, 19 received a 5-star Overall Rating and 35 received a 4-star Overall Rating. Out of 62 BMO funds (highest rated share class) rated, 8 received a 5-star Overall Rating and 18 received a 4-star Over Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.
The following table presents managed assets by type:

	December 31,		Change		Average (1)		Change
					December 31,
	2021	2020			2021	2020
	(in billions)				(in billions)
Equity	$402.9	$302.6	$100.3	33%	$338.3	$259.8	$78.5	30%
Fixed income	277.0	196.0	81.0	41	211.8	185.0	26.8	14
Money market	10.1	5.9	4.2	71	6.5	5.1	1.4	27
Alternative	39.9	22.4	17.5	78	25.8	21.2	4.6	22
Hybrid and other	24.2	19.7	4.5	23	22.6	18.0	4.6	26
Total managed assets (2)	$754.1	$546.6	$207.5	38%	$605.0	$489.1	$115.9	24%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
(2) In the fourth quarter of 2021, the definition of Alternative AUM was changed to now include real estate, CLOs, private equity, hedge funds (direct and fund of funds), infrastructure and commodities to better demonstrate our underlying business and the additional assets from the acquisition of the BMO Global Asset Management (EMEA) business. Prior periods have been restated to reflect this change.

The following tables present the changes in global managed assets:

	Years Ended December 31,
	2021	2020
	(in billions)
Global Retail Funds
Beginning assets	$323.5	$287.5
Inflows	78.7	64.7
Outflows	(69.3)	(61.9)
Net VP/VIT fund flows	(4.2)	(2.9)
Net new flows	5.2	(0.1)
Reinvested dividends	19.0	10.0
Net flows	24.2	9.9
Distributions	(21.5)	(11.6)
Acquired assets (1)	46.1	—
Market appreciation (depreciation) and other	47.7	35.5
Foreign currency translation (2)	(1.7)	2.2
Total ending assets	418.3	323.5

Global Institutional
Beginning assets	223.1	206.7
Inflows (3)	50.7	27.4
Outflows (3)	(32.0)	(31.6)
Net flows	18.7	(4.2)
Acquired assets (1)	90.1	—
Market appreciation (depreciation) and other (4)	6.5	16.9
Foreign currency translation (2)	(2.6)	3.7
Total ending assets	335.8	223.1
Total managed assets	$754.1	$546.6

Total net flows	$42.9	$5.7

Legacy insurance partners net flows (5)	$(4.9)	$(4.8)
(1) Reflects the acquisition of the BMO Global Asset Management (EMEA) business that closed on November 8, 2021.
(2) Amounts represent local currency to US dollar translation for reporting purposes.
(3) Global Institutional inflows and outflows include net flows from our RiverSource Structured Annuity product beginning in the first quarter of 2020 and Ameriprise Bank, FSB beginning in the first quarter of 2021.
(4) Included in Market appreciation (depreciation) and other for Global Institutional is the change in affiliated general account balance, excluding net flows related to our structured variable annuity product beginning in the first quarter of 2020 and Ameriprise Bank, FSB in the first quarter of 2021.
(5) Legacy insurance partners assets and net flows are included in the rollforwards above.
On November 8, 2021, we completed our acquisition of the European-based asset management business of BMO Financial Group. This acquisition added $136 billion in assets under management. See Note 9 for more information on this acquisition.
Total segment AUM increased $207.5 billion, or 38%, during 2021 driven by the acquisition of the BMO Global Asset Management (EMEA) business, market appreciation and net inflows. Net inflows were $42.9 billion for 2021, a $37.2 billion improvement compared to the prior year and included the transfer of $16.9 billion of retail and institutional assets from U.S. BMO asset management clients that elected to move their assets to us during the fourth quarter of 2021 resulting from the transition of investment advisory services as part of an arrangement with BMO Financial Group for their U.S. business. Overall, the $16.9 billion represents the vast majority of the transfer expected under this arrangement, with any additional transfers of U.S. BMO asset management clients to be completed in the first quarter of 2022. Beyond this arrangement, the acquisition established a strategic relationship with BMO Wealth Management giving its North American Wealth Management clients opportunities to access a range of Columbia Threadneedle investment management solutions.

The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$3,202	$2,475	$727	29%
Distribution fees	471	411	60	15
Net investment income	6	3	3	100
Other revenues	3	2	1	50
Total revenues	3,682	2,891	791	27
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,682	2,891	791	27
Expenses
Distribution expenses	1,132	945	187	20
Amortization of deferred acquisition costs	12	11	1	9
Interest and debt expense	5	5	—	—
General and administrative expense	1,437	1,233	204	17
Total expenses	2,586	2,194	392	18
Adjusted operating earnings	$1,096	$697	$399	57%
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $399 million, or 57%, for 2021 compared to the prior year primarily due to equity market appreciation, the cumulative impact of net inflows, and a $38 million increase in net performance fees.
Net Revenues
Management and financial advice fees increased $727 million, or 29%, for 2021 compared to the prior year primarily driven by higher average equity markets and net inflows, an $89 million increase in performance fees, and $59 million of revenue associated with the acquisition of the BMO Global Asset Management (EMEA) business.
Distribution fees increased $60 million, or 15%, for 2021 compared to the prior year primarily due to higher average equity markets.
Expenses
Distribution expenses increased $187 million, or 20%, for 2021 compared to the prior year primarily due to higher average equity markets.
General and administrative expense increased $204 million, or 17%, for 2021 compared to the prior year primarily reflecting $52 million related to the operating expenses of the acquired BMO Global Asset Management (EMEA) business, $51 million in higher performance fee related compensation, higher performance-based compensation expenses related to stronger business performance and an unfavorable foreign exchange impact.

Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$932	$831	$101	12%
Distribution fees	487	437	50	11
Net investment income	480	508	(28)	(6)
Premiums, policy and contract charges	1,338	1,315	23	2
Other revenues	7	3	4	NM
Total revenues	3,244	3,094	150	5
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,244	3,094	150	5
Expenses
Distribution expenses	531	455	76	17
Interest credited to fixed accounts	389	394	(5)	(1)
Benefits, claims, losses and settlement expenses	1,042	1,131	(89)	(8)
Amortization of deferred acquisition costs	208	300	(92)	(31)
Interest and debt expense	37	39	(2)	(5)
General and administrative expense	302	295	7	2
Total expenses	2,509	2,614	(105)	(4)
Adjusted operating earnings	$735	$480	$255	53%
NM  Not Meaningful.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts, net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual) and mean reversion related impacts, and block transfer reinsurance transaction impacts increased $255 million, or 53%, for 2021 compared to the prior year.
Variable annuity account balances increased 8% to $92.3 billion as of December 31, 2021 compared to the prior year due to market appreciation, partially offset by net outflows of $1.9 billion. Variable annuity sales increased 37% to $6.0 billion for 2021 compared to the prior year reflecting an increase in sales of structured variable annuities that was partially offset by a decrease in sales of variable annuities with living benefit guarantees. Sales of variable annuities without living benefit guarantees comprised 67% of total variable annuity sales in 2021 compared to 49% in 2020. The risk profile of our in force block continues to improve, with account values with living benefit riders down to 61% as of December 31, 2021 compared to 64% a year ago. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
We continue to optimize our risk profile and shift our business mix to lower risk offerings. During the fourth quarter of 2021, we made the decision to discontinue new sales of substantially all of our variable annuities with living benefit guarantees at the end of 2021, with a full exit by mid-2022. In addition, we discontinued new sales of our universal life insurance with secondary guarantees and our single-pay fixed universal life with a long term care rider products at the end of 2021.
Net Revenues
Management and financial advice fees increased $101 million, or 12%, for 2021 compared to the prior year reflecting higher average equity markets, partially offset by variable annuity net outflows.
Distribution fees increased $50 million, or 11%, for 2021 compared to the prior year reflecting higher average equity markets, partially offset by net outflows.
Net investment income, which excludes net realized investment gains or losses, decreased $28 million, or 6%, for 2021 compared to the prior year reflecting lower fixed maturity investment yields.
Expenses
Distribution expenses increased $76 million, or 17%, for 2021 compared to the prior year primarily reflecting higher average equity markets and increased variable annuity and insurance sales.

Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity contracts (net of hedges and the related DSIC amortization), mean reversion related impacts and the DSIC offset to net realized investment gains or losses, decreased $89 million, or 8%, for 2021 compared to the prior year primarily due to the impact of unlocking, as well as lower sales of immediate annuities with a life contingent feature. The unlocking impact for 2021 was an expense of $89 million primarily reflecting continued lower surrender rates compared to an expense of $189 million for the prior year which was also driven by lower surrender rates.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity contracts and IUL contracts and the DAC offset to net realized investment gains or losses, decreased $92 million, or 31%, for 2021 compared to the prior year reflecting the impact of unlocking primarily due to lower surrender rates, partially offset by a higher level of normalized amortization. The impact of unlocking for 2021 was a benefit of $65 million compared to an expense of $108 million in the prior year.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2021	2020
	(in millions)
Revenues
Management and financial advice fees	$—	$—	$—	—%
Distribution fees	1	—	1	—
Net investment income	242	377	(135)	(36)
Premiums, policy and contract charges	100	102	(2)	(2)
Other revenues	146	70	76	NM
Total revenues	489	549	(60)	(11)
Banking and deposit interest expense	2	3	(1)	(33)
Total net revenues	487	546	(59)	(11)
Expenses
Distribution expenses	(9)	(7)	(2)	29
Interest credited to fixed accounts	250	261	(11)	(4)
Benefits, claims, losses and settlement expenses	179	344	(165)	(48)
Amortization of deferred acquisition costs	9	6	3	50
Interest and debt expense	63	66	(3)	(5)
General and administrative expense	265	245	20	8
Total expenses	757	915	(158)	(17)
Adjusted operating loss	$(270)	$(369)	$99	27%
NM  Not Meaningful.
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $99 million, or 27%, for 2021 compared to the prior year.
LTC insurance had pretax adjusted operating earnings of $52 million for 2021 compared to a pretax adjusted operating loss of $95 million for the prior year period primarily reflecting the $141 million unfavorable impact from unlocking and loss recognition in the prior year period. LTC insurance mortality and terminations activity have returned to pre-COVID levels in the fourth quarter of 2021. See below for more details on our closed block of LTC insurance.
FA business had a pretax adjusted operating loss of $24 million for 2021 compared to a pretax adjusted operating loss of $8 million for the prior year reflecting fixed annuity net outflows and the impact of low interest rates. Fixed deferred annuity account balances declined 5% to $7.6 billion as of December 31, 2021 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities and fixed index annuities due to the low interest rate environment. During the third quarter of 2021, we closed on a transaction to reinsure RiverSource Life’s fixed deferred and immediate annuity policies. See Note 1 for more information on the reinsurance transaction.

Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $135 million, or 36%, for 2021 compared to the prior year primarily reflecting lower average invested assets due to the sale of investments to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction, lower asset earned rates, partially offset by a $15 million gain on a strategic investment.
Other revenues increased $76 million for 2021 compared to the prior year primarily reflecting the yield on deposit receivables.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, decreased $165 million, or 48%, for 2021 compared to the prior year primarily reflecting the impacts from unlocking and loss recognition and lower LTC insurance claims. The unlocking impact for 2021 was an expense of $3 million compared to an unlocking and loss recognition expense of $148 million in the prior year.
General and administrative expense, which excludes integration and restructuring charges and expenses attributable to CIEs, increased $20 million, or 8%, for 2021 compared to the prior year primarily due to an unfavorable change in the mark-to-market impact on share-based compensation expense due to share price appreciation.
Closed Block LTC Insurance
As of December 31, 2021, our nursing home indemnity LTC block had approximately $74 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 52% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 83 and the average attained age of policyholders on claim is 88. Fifty-four percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
As of December 31, 2021, our comprehensive reimbursement LTC block had approximately $115 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.2 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 78 and the average attained age of policyholders on claim is 85. Thirty-five percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
We utilize three primary levers to manage our LTC business. First, we have taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 199% on our nursing home indemnity LTC block and 113% on our comprehensive reimbursement LTC block as of December 31, 2021. Second, we have a reserving process that reflects the policy features and risk characteristics of our blocks. As of December 31, 2021, we had 38,000 policies that were closed with claim activity, as well as 8,000 open claims. We apply this experience to our in force policies, which were 91,000 as of December 31, 2021, at a very granular level by issue year, attained age and benefit features. Our statutory reserves are $381 million higher than our GAAP reserves and include margins on key assumptions for morbidity and mortality, as well as $363 million in asset adequacy reserves as of December 31, 2021. Lastly, we have prudently managed our investment portfolio primarily through a liquid, investment grade portfolio that is currently in a net unrealized gain position.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2021. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $457 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2021 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the year ended December 31, 2021. At December 31, 2021 and 2020, we had $7.1 billion and $6.8 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At December 31, 2021 and 2020, the parent company had $841 million and $1.1 billion, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity include a line of credit with an affiliate up to $1.0 billion and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of December 31, 2021 was $2.4 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2021, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We remain in compliance with all such covenants at December 31, 2021.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of December 31, 2021 and 2020, we had an estimated maximum borrowing capacity of $8.1 billion and $7.7 billion, respectively, under the FHLB facilities, of which $200 million was outstanding as of both December 31, 2021 and 2020, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs and stress requirements.
Short-term contractual obligations for the year 2022 include investment certificate maturities of $5.1 billion and estimated insurance and annuity benefits of $1.6 billion in addition to operating liquidity needs. Long-term contractual obligations for years after 2022 include estimated insurance and annuity benefits of $42.9 billion.
See Note 14 to our Consolidated Financial Statements for further information about our long-term debt maturities, including $500 million maturing within the 2022 calendar year.
We believe cash flows from operating activities, available cash balances, our availability of revolver borrowings and dividends from our subsidiaries will be sufficient to fund our short-term and long-term operating liquidity needs and stress requirements.
We continue to monitor and respond to the ongoing COVID-19 pandemic. Our risk management strategy is designed to provide proactive protection during stress events such as the current pandemic. We believe our process is working as intended, and our liquidity and capital resources have remained a source of balance sheet strength during the year ended December 31, 2021.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding Corporation, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, TAM UK International Holdings Ltd, which includes Threadneedle Asset Management Holdings Sàrl and Ameriprise International Holdings GmbH within its organizational structure, and Columbia Threadneedle Investments UK International Ltd. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2021	2020	2021	2020
	(in millions)
RiverSource Life (1)(2)	$3,419	$5,021	$502	$993
RiverSource Life of NY (1)(2)	310	323	42	42
ACC (4)(5)	304	387	283	362
TAM UK International Holdings Ltd.(6)	330	N/A	248	N/A
Threadneedle Asset Management Holdings Sàrl (6)	N/A	445	N/A	204
Ameriprise Bank, FSB (4)(7)	853	658	589	543
AFS (3)(4)	103	134	#	#
Ameriprise Captive Insurance Company (3)	39	41	10	8
Ameriprise Trust Company (3)	47	42	44	37
AEIS (3)(4)	155	122	29	25
RiverSource Distributors, Inc. (3)(4)	10	12	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	14	16	#	#
Columbia Threadneedle Investments UK International Ltd. (8)	348	N/A	170	N/A
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2021 and 2020.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(6) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation. During 2021, an organizational restructure resulted in Threadneedle Asset Management Sàrl becoming a subsidiary of TAM UK International Holdings Ltd, which is responsible for appropriate capital management in accordance with U.K. regulatory legislation.
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
(8) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation.
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
During the year ended December 31, 2021, the parent holding company received cash dividends or a return of capital from its subsidiaries of $4.1 billion and contributed cash to its subsidiaries of $1.3 billion, which includes a $973 million contribution to Columbia Threadneedle Investments UK International Ltd. and Ameriprise Asset Management Holdings Singapore Ltd. for the acquisition of the BMO Global Asset Management (EMEA) business. During the year ended December 31, 2020, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.1 billion and contributed cash to its subsidiaries of $416 million.

The table below presents the historical subsidiary capacity for dividends and return of capital to the parent holding company in each of the years ended December 31:

	2021	2020	2019
	(in millions)
RiverSource Life (1)	$1,900	$1,505	$1,676
Ameriprise Bank, FSB	78	74	20
ACC (2)	129	97	96
CMIA (3)	674	381	368
CMIS (3)	20	14	48
TAM UK International Holdings Ltd.	355	N/A	N/A
Ameriprise International Holdings GmbH	N/A	254	231
Ameriprise Trust Company	3	—	3
Ameriprise Captive Insurance Company	34	48	54
RiverSource Distributors, Inc.	—	12	12
AMPF Holding Corporation	1,469	1,116	1,092
Columbia Threadneedle Investments UK International Ltd. (4)	178	N/A	N/A
Total capacity	$4,840	$3,501	$3,600
N/A  Not applicable.
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
(2) The capacity for dividends and return of capital for ACC is based on capital held in excess of regulatory requirements.
(3) The dividend capacity for CMIA and CMIS is based on available tangible capital net of regulatory non-allowable assets and internal requirements backing Seed Capital.
(4) Dividend capacity is subject to regulatory approval.
The following table presents cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2021	2020	2019
	(in millions)
RiverSource Life	$1,900	$800	$1,350
Ameriprise Bank, FSB	(142)	(300)	(260)
ACC	109	72	69
CMIA	510	324	286
CMIS	—	—	40
TAM UK International Holdings Ltd.	256	N/A	N/A
Ameriprise International Holdings GmbH (1)	N/A	—	116
Ameriprise Advisor Capital, LLC	(172)	(102)	(84)
Ameriprise Captive Insurance Company	5	15	15
AMPF Holding Corporation	1,284	924	920
Ameriprise Trust Company	—	(4)	—
Ameriprise India	2	4	—
RiverSource Distributors, Inc.	(3)	—	—
Columbia Threadneedle Investments UK International Ltd.	(966)	—	—
Ameriprise Asset Management Holdings Singapore Ltd.	(7)	—	—
Total	$2,776	$1,733	$2,452
N/A  Not applicable.
(1) Includes forgiveness of parent holding company debt of $81 million for the year ended December 31, 2019.

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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $527 million and $512 million for the years ended December 31, 2021 and 2020, respectively. On January 26, 2022, we announced a quarterly dividend of $1.13 per common share. The dividend will be paid on February 28, 2022 to our shareholders of record at the close of business on February 11, 2022.
In August 2020, our Board of Directors authorized an additional repurchase up to $2.5 billion of our common stock through September 30, 2022. As of December 31, 2021, we had $432 million remaining under this share repurchase authorization. On January 26, 2022, our Board of Directors authorized an additional $3.0 billion for the repurchase of our common stock through March 31, 2024. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2021, we repurchased a total of 7.1 million shares of our common stock at an average price of $258.29 per share.
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
Operating Activities
Net cash provided by operating activities decreased $1.3 billion to $3.3 billion for the year ended December 31, 2021 compared to $4.6 billion for the prior year primarily reflecting an increase in income taxes paid of $750 million and a decrease in brokerage deposits of $320 million.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. This activity is significantly affected by the net flows of our investment certificate, banking, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities increased $1.5 billion to $4.4 billion for the year ended December 31, 2021 compared to $2.9 billion for the prior year primarily reflecting the acquisition of the BMO Global Asset Management (EMEA) business for $576 million, net of cash acquired, a $373 million increase in Cash paid for deposit receivables driven by the fixed annuity reinsurance transaction in the third quarter of 2021, an increase in net cash outflows related to Available-for-Sale securities of $398 million, and a $241 million decrease in options with deferred premiums.
Financing Activities
Net cash provided by financing activities increased $771 million to $1.7 billion for the year ended December 31, 2021 compared to $1.0 billion for the prior year primarily reflecting a $1.4 billion increase in borrowings by CIEs and a $1.4 billion increase in options with deferred premiums, partially offset by a $1.1 billion decrease in repayments of debt by CIEs, and a $700 million decrease in cash related to investment certificates due to certificate net outflows.
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
•statements about the expected trend in the shift to lower-risk products, including the exit from variable annuities with living benefit riders and the discontinuance of new sales of universal life insurance with secondary guarantees;
•statements about the benefit of and integration of the Company’s acquisition of the BMO Global Asset Management (EMEA) business;
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
•effects of competition and our larger competitors’ economies of scale;
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
•direct or indirect effects of or responses to climate change;
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
•    risks in acquisition transactions, such as the integration of the BMO Global Asset Management (EMEA) business or other potential strategic acquisitions or divestitures;
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
•    protection of our intellectual property and claims we infringe the intellectual property of others; and
•changes in and the adoption of new accounting standards.
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

The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2021:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(366)	$5	$(361)
DAC and DSIC amortization (2)(3)	(27)	—	(27)
Variable annuity riders and structured variable annuities:
GMDB and GMIB (3)	(6)	—	(6)
GMWB (3)	(327)	312	(15)
GMAB	(18)	18	—
Structured variable annuities	358	(326)	32
DAC and DSIC amortization (4)	N/A	N/A	(3)
Total variable annuity riders and structured variable annuities	7	4	8
Macro hedge program (5)	—	175	175
IUL insurance	61	(46)	15
Total	$(325)	$138	$(190)	(6)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(67)	$—	$(67)

Variable annuity riders and structured variable annuities:
GMWB	1,402	(1,753)	(351)
GMAB	15	(20)	(5)
Structured variable annuities	(20)	110	90
DAC and DSIC amortization (4)	N/A	N/A	38
Total variable annuity riders and structured variable annuities	1,397	(1,663)	(228)
Macro hedge program (5)	—	(3)	(3)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	57	—	57
Banking deposits	58	—	58
Brokerage client cash balances	229	—	229
Certificates	14	—	14
IUL insurance	19	1	20
Total	$1,707	$(1,665)	$80
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
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(361) million.
The above results compare to an estimated negative net impact to pretax income of $73 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $2 million related to a 100 basis point increase in interest rates as of December 31, 2020. The change in equity price exposure as of December 31, 2021 compared to prior year-end was primarily driven by a decrease in the equity hedge position.
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. As of December 31, 2021, the value of our assets under management was $1.2 trillion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We currently only hedge certain equity price risk for this exposure, primarily using futures and swaps. We currently do not hedge any of the interest rate risk for this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities as of December 31, 2021 was $92.3 billion. These contract values include GMWB and GMAB contracts which were $54.3 billion and $2.0 billion, respectively, as of December 31, 2021. As of December 31, 2021, reserves for GMWB were net liabilities of $2.3 billion and reserves for GMAB were net assets of $23 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. As of December 31, 2021, the reserve for GMDB and GMIB was a net liability of $41 million.
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
Structured Variable Annuities
Structured variable annuities offer the contract-holder the ability to allocate premiums to either an account that earns fixed interest (fixed account) or an account that credits interest based on the performance of various equity indices (indexed account) subject to a cap, floor, or buffer. Our earnings are based upon the spread between investment income earned and the credits made to the fixed and indexed accounts of the structured variable annuities. As of December 31, 2021, we had $4.4 billion in liabilities related to structured variable annuities.

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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $35.8 billion in Policyholder account balances, future policy benefits and claims as of December 31, 2021, $23.9 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the low interest rate environment, our current reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2023 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.7 billion and 1.7%, respectively, as of December 31, 2021. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $10.9 billion and had a weighted average yield of 1.5% as of December 31, 2021. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2021 was approximately 1.4%.
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

The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2021 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$1.3	$0.1	$0.1	$0.1	$1.6
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	7.4	—	—	—	7.4
4% - 5.00%	5.5	—	—	—	5.5
Total	$14.7	$0.1	$0.1	$0.1	$15.0

Percentage of Account Values That Reset In:
Next 12 months (1)	99%	85%	80%	34%	98%
> 12 months to 24 months (2)	1	—	10	66	1
> 24 months (2)	—	15	10	—	1
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with 12 or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than 12 months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
Our equity indexed annuity (“EIA”) product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index, which is guaranteed for the initial seven-year term when the contract is held to full term. As of December 31, 2021, we had $19 million in liabilities related to EIAs. We discontinued new sales of EIAs in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, we purchase futures, which generate returns to replicate what we must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from EIAs are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial as of December 31, 2021.
Banking Deposits and Brokerage Client Cash Balances
We pay interest on banking deposits and certain brokerage client cash balances and have the ability to reset these rates from time to time based on prevailing economic and business conditions. We earn revenue to fund the interest paid from interest-earning assets or fees from off-balance sheet deposits at Federal Deposit Insurance Corporation insured institutions, which are indexed to short-term interest rates. In general, the change in interest paid lags the change in revenues earned.
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from 3 to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $20.2 billion in customer deposits as of December 31, 2021, $5.0 billion related to reserves for our fixed rate certificate products.

Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1 thousand to $2 million for terms of 52 weeks, 104 weeks or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500 Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in customer deposits on our Consolidated Balance Sheets. As of December 31, 2021, we had $291 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial as of December 31, 2021.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). We offer an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2021, we had $2.4 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds related to our net investment in Threadneedle and BMO Global Asset Management (EMEA), which was approximately £1.5 billion as of December 31, 2021. We also have exposure related to operations in foreign countries to Euros, Indian Rupees and other currencies. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. As of December 31, 2021, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
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
We manage our credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting arrangements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Generally, our current credit exposure on over-the-

counter derivative contracts is limited to a derivative counterparty’s net positive fair value of derivative contracts after taking into consideration the existence of netting arrangements and any collateral received. This exposure is monitored and managed to an acceptable threshold level.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2021, our largest reinsurance credit risks are related to coinsurance treaties with Commonwealth and with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 and Note 8 to our Consolidated Financial Statements for additional information on reinsurance.

Ameriprise Financial, Inc.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the BMO Global Asset Management (EMEA) business from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded the BMO Global Asset Management (EMEA) business from our audit of internal control over financial reporting. The BMO Global Asset Management (EMEA) business is a wholly-owned subsidiary whose total assets and total net revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
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
Valuation of the reserves for long term care policies
As described in Notes 2 and 11 to the consolidated financial statements, the total reserves for long term care policies was $5,664 million as of December 31, 2021, which is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Liabilities for estimates of benefits that will become payable on future claims on long term care policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Management utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests using current best estimate assumptions annually in the third quarter of each year unless management identifies a material deviation over the course of quarterly monitoring. The best estimate assumptions include expected premium rate increases, benefit reductions, morbidity rates, policy persistency and interest rates earned on assets supporting the liability. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods, and it is recorded as a component of benefits, claims, losses and settlement expenses. As disclosed by management, this review did not result in the identification of a premium deficiency for 2021.
The principal considerations for our determination that performing procedures relating to the valuation of the reserves for long term care policies is a critical audit matter are the significant judgment by management when developing the current best estimate assumptions used in the premium deficiency test on the reserves for long term care policies, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s current best estimate assumptions related to expected premium rate increases, benefit reductions, morbidity rates, and interest rates earned on assets supporting the liability. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s premium deficiency test on the reserves for long term care policies, including controls over management’s development of the current best estimate assumptions. These procedures also included, among others, evaluating and testing management’s process for performing the premium deficiency testing on the reserves for long term care policies, including testing that assumptions are accurately reflected in the valuation models and testing the completeness and accuracy of underlying data used by management. Evaluating and testing management’s process also included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the reasonableness of the current best estimate assumptions related to expected premium rate increases, benefit reductions, morbidity rates, and interest rates earned on assets supporting the liability based on industry knowledge and data as well as historical Company data and experience, and (ii) evaluating the appropriateness of management’s valuation models.
Valuation of the embedded derivatives in certain variable annuity riders
As described in Notes 2, 11, 12, and 15 to the consolidated financial statements, management values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. As there is no active market for the transfer of these embedded derivatives, such internal valuation models estimate fair value by discounting expected cash flows. As of December 31, 2021, the net embedded derivative liability in certain variable annuity riders was $1,486 million, and is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Management’s discounted cash flow model for estimating fair value includes observable capital market assumptions and incorporates significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk, all of which management believes a market participant would expect.
The principal considerations for our determination that performing procedures relating to the valuation of the embedded derivatives in certain variable annuity riders is a critical audit matter are the significant judgment by management to estimate the fair value of the embedded derivatives in certain variable annuity riders, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the Company’s estimate of the fair value of embedded derivatives in certain variable annuity riders, including controls over the significant unobservable inputs. These procedures also included, among others, evaluating and testing management’s process for developing the fair value estimate. Testing management’s process included evaluating the reasonableness of the significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk and testing the completeness and accuracy of underlying data used by management in the development of the significant unobservable inputs. Professionals with specialized skill and knowledge were used to assist in (i) evaluating the reasonableness of certain significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk based on industry knowledge and data as well as historical Company data and experience, and (ii) evaluating the appropriateness of management’s models.
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
The principal considerations for our determination that performing procedures relating to the valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities is a critical audit matter are the significant judgment by management when developing the estimate of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to customer asset value growth rates, persistency, investment margins, and, for variable annuity policies, benefit utilization. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, including controls over management’s development of the significant assumptions. These procedures also included, among others, evaluating and testing management’s process for developing the estimate of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, testing the completeness and accuracy of underlying data used by management and testing that assumptions are accurately reflected in the models. Evaluating and testing management’s process also included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the reasonableness of the significant assumptions related to customer asset value growth rates, persistency, benefit utilization and investment margins based on industry knowledge and data as well as historical Company data and experience, and (ii) evaluating the appropriateness of management’s models.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 25, 2022

We have served as the Company’s auditor since 2010.

Ameriprise Financial, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$9,275	$7,368	$7,015
Distribution fees	1,830	1,661	1,919
Net investment income	1,683	1,251	1,463
Premiums, policy and contract charges	273	1,395	2,224
Other revenues	382	283	269
Gain on disposal of business	—	—	213
Total revenues	13,443	11,958	13,103
Banking and deposit interest expense	12	59	136
Total net revenues	13,431	11,899	12,967
Expenses
Distribution expenses	5,015	4,059	3,810
Interest credited to fixed accounts	600	644	669
Benefits, claims, losses and settlement expenses	716	1,806	2,576
Amortization of deferred acquisition costs	124	277	179
Interest and debt expense	191	162	214
General and administrative expense	3,435	3,120	3,287
Total expenses	10,081	10,068	10,735
Pretax income	3,350	1,831	2,232
Income tax provision	590	297	339
Net income	$2,760	$1,534	$1,893

Earnings per share
Basic	$23.53	$12.39	$14.12
Diluted	$23.00	$12.20	$13.92
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net income	$2,760	$1,534	$1,893
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13)	27	17
Net unrealized gains (losses) on securities	(665)	407	556
Net unrealized gains (losses) on derivatives	(1)	(1)	(2)
Defined benefit plans	53	(66)	(18)
Total other comprehensive income (loss), net of tax	(626)	367	553
Total comprehensive income	$2,134	$1,901	$2,446
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,127	$6,751
Cash of consolidated investment entities	121	94
Investments (allowance for credit losses: 2021, $18; 2020, $52)	35,810	41,031
Investments of consolidated investment entities, at fair value	2,184	1,918
Separate account assets	97,491	92,611
Receivables (allowance for credit losses: 2021, $55; 2020, $49)	16,205	7,819
Receivables of consolidated investment entities, at fair value	17	16
Deferred acquisition costs	2,782	2,532
Restricted and segregated cash, cash equivalents and investments	2,795	2,558
Other assets	11,444	10,551
Other assets of consolidated investment entities, at fair value	3	2
Total assets	$175,979	$165,883

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$35,750	$33,992
Separate account liabilities	97,491	92,611
Customer deposits	20,227	17,641
Short-term borrowings	200	200
Long-term debt	2,832	2,831
Debt of consolidated investment entities, at fair value	2,164	1,913
Accounts payable and accrued expenses	2,527	1,998
Other liabilities	8,966	8,761
Other liabilities of consolidated investment entities, at fair value	137	69
Total liabilities	170,294	160,016

Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 334,828,117 and 332,390,132, respectively)	3	3
Additional paid-in capital	9,220	8,822
Retained earnings	17,525	15,292
Treasury shares, at cost (223,967,107 and 215,624,519 shares, respectively)	(21,066)	(18,879)
Accumulated other comprehensive income (loss), net of tax	3	629
Total equity	5,685	5,867
Total liabilities and equity	$175,979	$165,883
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except share data)
Balances at January 1, 2019	136,330,747	$3	$8,260	$12,909	$(15,293)	$(291)	$5,588
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	—	(5)	—	—	(5)
Net income	—	—	—	1,893	—	—	1,893
Other comprehensive income, net of tax	—	—	—	—	—	553	553
Dividends to shareholders	—	—	—	(518)	—	—	(518)
Repurchase of common shares	(14,396,367)	—	—	—	(2,039)	—	(2,039)
Share-based compensation plans	2,004,854	—	201	—	56	—	257
Balances at December 31, 2019	123,939,234	3	8,461	14,279	(17,276)	262	5,729
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	(9)	—	—	(9)
Net income	—	—	—	1,534	—	—	1,534
Other comprehensive income, net of tax	—	—	—	—	—	367	367
Dividends to shareholders	—	—	—	(512)	—	—	(512)
Repurchase of common shares	(10,241,160)	—	—	—	(1,647)	—	(1,647)
Share-based compensation plans	3,067,539	—	361	—	44	—	405
Balances at December 31, 2020	116,765,613	3	8,822	15,292	(18,879)	629	5,867
Net income	—	—	—	2,760	—	—	2,760
Other comprehensive loss, net of tax	—	—	—	—	—	(626)	(626)
Dividends to shareholders	—	—	—	(527)	—	—	(527)
Repurchase of common shares	(8,744,127)	—	—	—	(2,222)	—	(2,222)
Share-based compensation plans	2,839,524	—	398	—	35	—	433
Balances at December 31, 2021	110,861,010	$3	$9,220	$17,525	$(21,066)	$3	$5,685
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Cash Flows from Operating Activities
Net income	$2,760	$1,534	$1,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	98	207	183
Deferred income tax expense (benefit)	(87)	(321)	(308)
Share-based compensation	152	146	135
Gain on disposal of business before affinity partner payment	—	—	(313)
Net realized investment (gains) losses	(632)	(22)	(16)
Net trading (gains) losses	5	(10)	(10)
Loss from equity method investments	75	66	95
Impairments and provision for loan and credit losses	4	24	22
Net (gains) losses of consolidated investment entities	(20)	7	9
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted and segregated investments	25	(500)	124
Deferred acquisition costs	(156)	49	(112)
Policyholder account balances, future policy benefits and claims, net	2,086	3,054	358
Derivatives, net of collateral	(570)	(141)	415
Receivables	(520)	(648)	324
Brokerage deposits	26	346	(519)
Accounts payable and accrued expenses	300	129	46
Current income tax, net	(308)	25	32
Deferred taxes, net	4	334	(18)
Other operating assets and liabilities of consolidated investment entities, net	20	(15)	(12)
Other, net	63	359	13
Net cash provided by (used in) operating activities	3,325	4,623	2,341

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	556	1,708	242
Maturities, sinking fund payments and calls	11,501	9,554	8,202
Purchases	(14,718)	(13,525)	(11,911)
Proceeds from sales, maturities and repayments of mortgage loans	299	217	272
Funding of mortgage loans	(263)	(165)	(354)
Proceeds from sales, maturities and collections of other investments	173	198	276
Purchase of other investments	(97)	(284)	(288)
Purchase of investments by consolidated investment entities	(1,603)	(957)	(644)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,047	606	684
Purchase of land, buildings, equipment and software	(120)	(147)	(143)
Proceeds from disposal of business, net of cash and cash equivalents sold	—	—	934
Cash paid for written options with deferred premiums	(552)	(338)	(308)
Cash received from written options with deferred premiums	106	133	170
Cash paid for acquisition of business, net of cash acquired	(576)	—	—
Cash paid for deposit receivables	(377)	(4)	(349)
Cash received for deposit receivables	254	93	98
Other, net	(10)	17	(115)
Net cash provided by (used in) investing activities	$(4,380)	$(2,894)	$(3,234)
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$2,733	$4,259	$5,110
Maturities, withdrawals and cash surrenders	(4,190)	(5,016)	(5,489)
Policyholder account balances:
Deposits and other additions	1,553	1,649	2,152
Net transfers from (to) separate accounts	(273)	(125)	(86)
Surrenders and other benefits	(1,365)	(1,357)	(1,728)
Change in banking deposits, net	4,016	3,616	3,788
Cash paid for purchased options with deferred premiums	(156)	(211)	(396)
Cash received from purchased options with deferred premiums	1,350	40	206
Issuance of long-term debt, net of issuance costs	4	496	497
Repayments of long-term debt	(9)	(762)	(313)
Dividends paid to shareholders	(511)	(497)	(504)
Repurchase of common shares	(2,030)	(1,441)	(1,943)
Exercise of stock options	1	3	3
Borrowings of consolidated investment entities	1,756	382	—
Repayments of debt by consolidated investment entities	(1,142)	(74)	(84)
Other, net	(14)	(10)	1
Net cash provided by (used in) financing activities	1,723	952	1,214
Effect of exchange rate changes on cash	(2)	9	9
Net increase (decrease) in cash and cash equivalents, including amounts restricted	666	2,690	330
Cash and cash equivalents, including amounts restricted at beginning of period	8,903	6,213	5,883
Cash and cash equivalents, including amounts restricted at end of period	$9,569	$8,903	$6,213

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$113	$168	$272
Interest paid by consolidated investment entities	90	55	84
Income taxes paid, net	986	236	609
Leased assets obtained in exchange for finance lease liabilities	4	—	13
Leased assets obtained in exchange for operating lease liabilities	109	76	41
Non-cash investing activities:
Partnership commitments not yet remitted	—	—	4
Investments transferred in connection with fixed annuity reinsurance transaction	7,513	—	1,265
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	17	—	—
		December 31,
		2021	2020
		(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents		$7,127	$6,751
Cash of consolidated investment entities		121	94
Restricted and segregated cash, cash equivalents and investments		2,795	2,558
Less: Restricted and segregated investments		(474)	(500)
Total cash and cash equivalents, including amounts restricted per consolidated statements of cash flows		$9,569	$8,903
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements
1.  Basis of Presentation
Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through Columbia Threadneedle Investments UK International Limited, TAM UK International Holdings Ltd and Ameriprise Asset Management Holdings Singapore (Pte.) Ltd and their respective subsidiaries (collectively, “Threadneedle”).
The accompanying Consolidated Financial Statements include the accounts of Ameriprise Financial, Inc., companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation.
In the first quarter of 2021, the Company recorded a favorable out-of-period correction of $29 million in other comprehensive income related to defined benefit plans.
In the first quarter of 2020, the Company recorded an unfavorable out-of-period correction of $19 million in management and financial advice fees related to performance fees.
The impacts of the errors were not material to the current and prior period financial statements.
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
During the third quarter of 2021, RiverSource Life Insurance Company (“RiverSource Life”), one of the Company’s life insurance subsidiaries, closed on a transaction with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company, effective July 1, 2021, to reinsure approximately $7.0 billion of fixed deferred and immediate annuity policies. As part of the transaction, RiverSource Life transferred $7.8 billion in consideration primarily consisting of Available-for-Sale securities, commercial mortgage loans, syndicated loans and cash. The transaction resulted in a net realized gain of approximately $532 million on investments sold. A similar previously announced transaction with RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”) did not receive regulatory approval in time to close by September 30, 2021 and the transaction was terminated by the parties.
On November 8, 2021, the Company completed its acquisition of the European-based asset management business of BMO Financial Group. See Note 9 for more information on this acquisition.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than disclosed in Note 21 and 23, no other subsequent events or transactions requiring recognition or disclosure were identified.
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

All VIEs are assessed for consolidation under this framework. When evaluating entities for consolidation, the Company considers its contractual rights in determining whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In determining whether the Company has this power, it considers whether it is acting in a role that enables it to direct the activities that most significantly impact the economic performance of an entity or if it is acting in an agent role.
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
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars based upon exchange rates prevailing at the end of each period. Revenues and expenses are translated at average daily exchange rates during the period. The resulting translation adjustment, along with any related hedge and tax effects, are included in accumulated other comprehensive income (“AOCI”). The determination of the functional currency is based on the primary economic environment in which the entity operates. Gains and losses from foreign currency transactions are included in General and administrative expenses.
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and the recognition of credit losses or impairments, deferred acquisition costs (“DAC”) and the corresponding recognition of DAC amortization, valuation of derivative instruments and hedging activities, litigation reserves, future policy benefits and claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
Cash and Cash Equivalents
Cash equivalents include time deposits and other highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less.
Investments
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in AOCI, net of impacts to DAC, deferred sales inducement costs (“DSIC”), unearned revenue, benefit reserves, reinsurance recoverables and income taxes. Available-for-Sale securities are recorded within Investments. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.
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
Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for Available-for-Sale securities. Accrued interest on Available-for-Sale securities is recorded as earned in Receivables. Available-for-Sale securities are placed on nonaccrual status when the accrued balance becomes 90 days past due or earlier based on management’s evaluation of the facts and circumstances of each security under review. All previously accrued interest is reversed through Net investment income.
Financing Receivables
Commercial Loans
Commercial loans include commercial mortgage loans, syndicated loans, and advisor loans and are recorded at amortized cost less the allowance for loan losses. Commercial mortgage loans and syndicated loans are recorded within Investments and advisor loans are recorded within Receivables. Commercial mortgage loans are loans on commercial properties that are originated by the Company. Syndicated loans represent the Company’s investment in loan syndications originated by unrelated third parties.
The Company offers loans to financial advisors primarily for recruiting, transitional cost assistance and retention purposes. These advisor loans are generally repaid over a five- to ten-year period. If the financial advisor is no longer affiliated with the Company, any unpaid balance of such loan becomes immediately due.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on commercial mortgage loans and syndicated loans is recorded in Net investment income. Interest income recognized on advisor loans is recorded in Other revenues.
Consumer Loans
Consumer loans consist of credit card receivables, policy loans, brokerage margin loans and pledged asset lines of credit and are recorded at amortized cost less the allowance for loan losses. Credit card receivables and policy loans are recorded within Investments. Brokerage margin loans and pledged asset lines of credit are recorded within Receivables. Credit card receivables are related to Ameriprise-branded credit cards issued to the Company’s customers by a third party. When originated, policy loan balances do not exceed the cash surrender value of the underlying products. The Company’s broker dealer subsidiaries enter into lending arrangements with clients through the normal course of business, which are primarily based on customer margin levels. Ameriprise Bank, FSB, enters into revolving lines of credit with customers of the Company’s broker dealer subsidiaries, where certain of the customer’s assets held in brokerage accounts serve as collateral.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on consumer loans is recorded in Net investment income.
Deposit Receivables
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability related to insurance risk in accordance with applicable accounting standards. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits made and any related embedded derivatives are included in Receivables. As amounts are received, consistent with the underlying contracts, deposit receivables are adjusted. Deposit receivables are accreted using the interest method and the accretion is reported in Other revenues.
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
When determining the allowance for credit losses for advisor loans, the Company considers its actual historical collection experience and advisor termination experience as well as other factors including amounts due at termination, the reasons for the terminated relationship, length of time since termination, and the former financial advisor’s overall financial position. Management may identify certain pools of advisors at higher risk of termination based on production metrics or other factors. Management uses its best estimate of future termination and collection rates to estimate expected credit losses over the expected life of the loans. The allowance for credit losses on advisor loans is recorded through provisions charged to Distribution expenses and is reduced/increased by net charge-offs/recoveries.
Consumer Loans
The allowance for loan losses for credit card receivables is based on a model that projects the Company’s receivable exposure over the expected life of the loans using cohorts based on the age of the receivable, geographic location, and credit scores. The model utilizes industry data to derive probability of default and loss given default assumptions, adjusted for current and future economic conditions. Management evaluates actual historical charge-off experience and monitors risk factors including FICO scores and past-due status within the credit card portfolio to ensure the allowance for loan losses based on industry data appropriately reserves for risks specific to the Company’s portfolio. The allowance for credit losses for credit card receivables is recorded through provisions charged to Net investment income and is reduced/increased by net charge-offs/recoveries.
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
Deposit Receivables
The allowance for credit losses is calculated on an individual reinsurer basis. Deposit receivables are collateralized by underlying trust arrangements. Management evaluates the terms of the reinsurance and trust agreements, the nature of the underlying assets, and the potential for changes in the collateral value when considering the need for an allowance for credit losses.
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
If it is determined that foreclosure on a commercial mortgage loan is probable and the fair value is less than the current loan balance, expected credit losses are measured as the difference between the amortized cost basis of the asset and fair value less estimated selling costs. Upon foreclosure, the commercial mortgage loan and related allowance are reversed, and the foreclosed property is recorded as real estate owned within Other assets.
Concerns regarding the recoverability of loans to advisors primarily arise in the event that the financial advisor is no longer affiliated with the Company. When the review of these factors indicates that further collection activity is highly unlikely, the outstanding balance of the loan is written-off and the related allowance is reduced.
Consumer Loans
Credit card receivables are not placed on nonaccrual status at 90 days past due; however, they are fully charged off upon reaching 180 days past due.
Separate Account Assets and Liabilities
Separate account assets represent funds held for the benefit of, and Separate account liabilities represent the obligation to, the variable annuity contractholders and variable life insurance policyholders who have a contractual right to receive the benefits of their contract or policy and bear the related investment risk. Gains and losses on separate account assets accrue directly to the contractholder or policyholder and are not reported in the Consolidated Statements of Operations. Included in separate account assets and liabilities is the fair value of the pooled pension funds that are offered by Threadneedle. Separate account assets are recorded at fair value and Separate account liabilities are equal to the assets recognized.
Restricted and Segregated Cash, Cash Equivalents and Investments
Amounts segregated under federal and other regulations are held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Cash and cash equivalents included in Restricted and segregated cash, cash equivalents and investments are presented as part of cash balances in the Consolidated Statements of Cash Flows.
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed software are carried at cost less accumulated depreciation or amortization and are reflected within Other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years.
As of December 31, 2021 and 2020, land, buildings, equipment and software were $590 million and $602 million, respectively, net of accumulated depreciation of $2.0 billion and $1.9 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 was $144 million, $153 million and $147 million, respectively.
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
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”) , DI and life contingent immediate annuities, net of the change in any prepaid reinsurance asset, are reported as a reduction of Premiums, policy and contract charges. UL and VUL reinsurance premiums are reported as a reduction of Premiums, policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset or contra asset and amortized over the estimated life of the policies in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of Premiums, policy and contract charges. Reinsurance recoveries are reported as components of Benefits, claims, losses and settlement expenses.
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within Receivables, net of the allowance for credit losses. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include the fact the Company has no actual history of losses and the fact that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured long-term care business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to Benefits, claims, losses and settlement expenses.
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
Share-Based Compensation
The Company measures and recognizes the cost of share-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes the expense (net of estimated forfeitures) on a straight-line basis over the vesting period. Excess tax benefits or deficiencies are created upon distribution or exercise of awards and are recognized within the Income tax provision. The fair value of each option is estimated on the grant date using a Black-Scholes option-pricing model. The Company recognizes the cost of performance share units granted to the Company’s Executive Leadership Team on a fair value basis until fully vested.
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
Prior to the sale of Ameriprise Auto & Home (“AAH”), premiums on auto and home insurance were net of reinsurance premiums and recognized ratably over the coverage period. Premiums on traditional life, health insurance and immediate annuities with a life contingent feature are net of reinsurance ceded and are recognized as revenue when due.
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
Future Adoption of New Accounting Standards
Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB updated the accounting standards to require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue for Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer is required to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with GAAP). The amendments apply to all contract assets and contract liabilities acquired in a business combination that result from contracts accounted for under the principals of Topic 606. The standard is effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of the early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.
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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The standard is effective for interim and annual periods beginning after December 15, 2022. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently in the process of implementing the standard, including the implementation of controlled measurement and reporting processes. The Company expects the impact of adopting the standard to be material to its consolidated results of operations and financial condition.

4. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Year Ended December 31, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$2,309	$—	$—	$2,309	$—	$2,309
Institutional	—	645	—	—	645	—	645
Advisory fees	4,539	—	—	—	4,539	—	4,539
Financial planning fees	386	—	—	—	386	—	386
Transaction and other fees	372	223	70	—	665	—	665
Total management and financial advice fees	5,297	3,177	70	—	8,544	—	8,544

Distribution fees:
Mutual funds	858	276	—	—	1,134	—	1,134
Insurance and annuity	994	195	409	—	1,598	—	1,598
Other products	401	—	—	—	401	—	401
Total distribution fees	2,253	471	409	—	3,133	—	3,133

Other revenues	196	4	—	—	200	—	200
Total revenue from contracts with customers	7,746	3,652	479	—	11,877	—	11,877

Revenue from other sources (1)	287	30	2,765	489	3,571	(414)	3,157
Total segment gross revenues	8,033	3,682	3,244	489	15,448	(414)	15,034
Banking and deposit interest expense	(12)	—	—	(2)	(14)	—	(14)
Total segment net revenues	8,021	3,682	3,244	487	15,434	(414)	15,020
Elimination of intersegment revenues	(1,043)	(50)	(478)	(2)	(1,573)	(16)	(1,589)
Total net revenues	$6,978	$3,632	$2,766	$485	$13,861	$(430)	$13,431

	Year Ended December 31, 2020
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,822	$—	$—	$1,822	$—	$1,822
Institutional	—	442	—	—	442	—	442
Advisory fees	3,511	—	—	—	3,511	—	3,511
Financial planning fees	348	—	—	—	348	—	348
Transaction and other fees	352	190	62	—	604	—	604
Total management and financial advice fees	4,211	2,454	62	—	6,727	—	6,727

Distribution fees:
Mutual funds	737	237	—	—	974	—	974
Insurance and annuity	835	174	363	—	1,372	—	1,372
Other products	430	—	—	—	430	—	430
Total distribution fees	2,002	411	363	—	2,776	—	2,776

Other revenues	182	2	6	3	193	—	193
Total revenue from contracts with customers	6,395	2,867	431	3	9,696	—	9,696

Revenue from other sources (1)	339	24	2,663	546	3,572	77	3,649
Total segment gross revenues	6,734	2,891	3,094	549	13,268	77	13,345
Banking and deposit interest expense	(59)	—	—	(3)	(62)	—	(62)
Total segment net revenues	6,675	2,891	3,094	546	13,206	77	13,283
Elimination of intersegment revenues	(893)	(53)	(433)	2	(1,377)	(7)	(1,384)
Total net revenues	$5,782	$2,838	$2,661	$548	$11,829	$70	$11,899

	Year Ended December 31, 2019
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,783	$—	$—	$1,783	$—	$1,783
Institutional	—	495	—	—	495	—	495
Advisory fees	3,156	—	—	—	3,156	—	3,156
Financial planning fees	330	—	—	—	330	—	330
Transaction and other fees	355	189	63	—	607	—	607
Total management and financial advice fees	3,841	2,467	63	—	6,371	—	6,371

Distribution fees:
Mutual funds	726	237	—	—	963	—	963
Insurance and annuity	875	171	357	6	1,409	—	1,409
Other products	680	—	—	—	680	—	680
Total distribution fees	2,281	408	357	6	3,052	—	3,052

Other revenues	177	4	—	—	181	—	181
Total revenue from contracts with customers	6,299	2,879	420	6	9,604	—	9,604

Revenue from other sources (1)	436	34	2,703	1,479	4,652	265	4,917
Total segment gross revenues	6,735	2,913	3,123	1,485	14,256	265	14,521
Banking and deposit interest expense	(136)	—	—	(8)	(144)	—	(144)
Total segment net revenues	6,599	2,913	3,123	1,477	14,112	265	14,377
Elimination of intersegment revenues	(924)	(55)	(429)	6	(1,402)	(8)	(1,410)
Total net revenues	$5,675	$2,858	$2,694	$1,483	$12,710	$257	$12,967
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
Contract liabilities for financial planning fees, which are included in other liabilities in the Consolidated Balance Sheets, were $157 million and $146 million as of December 31, 2021 and 2020, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in other assets in the Consolidated Balance Sheets, and were $126 million and $117 million as of December 31, 2021 and 2020, respectively.
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
Contract Costs Asset
During the fourth quarter of 2021, the Company recognized an asset of $39 million related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $668 million and $403 million as of December 31, 2021 and 2020, respectively.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds, and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities. The Company has unfunded commitments related to consolidated CLOs of $27 million and $13 million as of December 31, 2021 and 2020, respectively. See Note 26 for information on future funding commitments of other VIEs.
See Note 2 for further discussion of the Company’s accounting policy on consolidation.
CLOs
CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-

yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the value of the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes and highly rated senior notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary and has the power to direct the activities that most significantly impact the economic performance of the CLO.
The Company's maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million and $3 million as of December 31, 2021 and 2020, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $44 million and $23 million as of December 31, 2021 and 2020, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both December 31, 2021 and 2020.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $43 million and $20 million as of December 31, 2021 and 2020, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $138 million and $200 million as of December 31, 2021 and 2020, respectively. The Company had a $8 million and a $9 million liability recorded as of December 31, 2021 and 2020, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$3	$—	$3
Syndicated loans	—	2,117	64	2,181
Total investments	—	2,120	64	2,184
Receivables	—	17	—	17
Other assets	—	—	3	3
Total assets at fair value	$—	$2,137	$67	$2,204

Liabilities
Debt (1)	$—	$2,164	$—	$2,164
Other liabilities	—	137	—	137
Total liabilities at fair value	$—	$2,301	$—	$2,301

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	—	1	—	1
Syndicated loans	—	1,817	92	1,909
Total investments	—	1,826	92	1,918
Receivables	—	16	—	16
Other assets	—	—	2	2
Total assets at fair value	$—	$1,842	$94	$1,936

Liabilities
Debt (1)	$—	$1,913	$—	$1,913
Other liabilities	—	69	—	69
Total liabilities at fair value	$—	$1,982	$—	$1,982
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.0 billion as of December 31, 2021 and 2020, respectively.

The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	1	(1)
Purchases	106		—
Sales	(38)		—
Settlements	(49)		—
Transfers into Level 3	119		2
Transfers out of Level 3	(150)		(2)
Deconsolidation of consolidated investment entities	(18)		—
Balance, December 31, 2021	$64		$3

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2021	$—		$1	(1)

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2020	$143		$—
Total gains (losses) included in:
Net income	(16)	(1)	—
Purchases	111		2
Sales	(29)		—
Settlements	(33)		—
Transfers into Level 3	438		—
Transfers out of Level 3	(522)		—
Balance, December 31, 2020	$92		$2

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2020	$(2)	(1)	$—

	Syndicated Loans
	(in millions)
Balance, January 1, 2019	$226
Total gains (losses) included in:
Net income	(2)	(1)
Purchases	91
Sales	(11)
Settlements	(68)
Transfers into Level 3	272
Transfers out of Level 3	(365)
Balance, December 31, 2019	$143

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2019	$(3)	(1)
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of December 31, 2021 and 2020 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.

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
Other Liabilities
Other liabilities consist primarily of securities purchased but not yet settled held by consolidated CLOs. The carrying value approximates fair value as the nature of these liabilities has historically been short term. The fair value of these liabilities is classified as Level 2. Other liabilities also include accrued interest on CLO debt.
Fair Value Option
The Company has elected the fair value option for the financial assets and liabilities of the consolidated CLOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CLOs.
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2021	2020
	(in millions)
Syndicated loans
Unpaid principal balance	$2,233	$1,990
Excess unpaid principal over fair value	(52)	(81)
Fair value	$2,181	$1,909

Fair value of loans more than 90 days past due	$—	$5
Fair value of loans in nonaccrual status	13	19
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	10	24

Debt
Unpaid principal balance	$2,296	$2,069
Excess unpaid principal over fair value	(132)	(156)
Carrying value (1)	$2,164	$1,913
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.0 billion as of December 31, 2021 and 2020, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for the years ended December 31, 2021, 2020 and 2019.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2021	2020	2021	2020
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,164	$1,913	1.7%	2.1%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 9.4%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
The following is a summary of Ameriprise Financial investments:

	December 31,
	2021	2020
	(in millions)
Available-for-Sale securities, at fair value	$32,050	$36,283
Mortgage loans (allowance for credit losses: 2021, $12; 2020, $29)	1,953	2,718
Policy loans	835	846
Other investments (allowance for credit losses: 2021, $5; 2020, $12)	972	1,184
Total	$35,810	$41,031
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of Net investment income:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Investment income on fixed maturities	$933	$1,161	$1,378
Net realized gains (losses)	636	(10)	(8)
Affordable housing partnerships	(71)	(66)	(98)
Other	70	89	97
Consolidated investment entities	115	77	94
Total	$1,683	$1,251	$1,463

Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$8,737	$1,243	$(48)	$—	$9,932
Residential mortgage backed securities	10,927	67	(50)	—	10,944
Commercial mortgage backed securities	4,950	59	(23)	—	4,986
Asset backed securities	3,639	26	(11)	—	3,654
State and municipal obligations	850	244	(1)	(1)	1,092
U.S. government and agency obligations	1,301	—	—	—	1,301
Foreign government bonds and obligations	88	5	(1)	—	92
Other securities	49	—	—	—	49
Total	$30,541	$1,644	$(134)	$(1)	$32,050

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$11,762	$1,924	$(2)	$(10)	$13,674
Residential mortgage backed securities	9,845	188	(4)	—	10,029
Commercial mortgage backed securities	5,867	242	(21)	—	6,088
Asset backed securities	3,283	52	(5)	(1)	3,329
State and municipal obligations	1,088	297	(1)	—	1,384
U.S. government and agency obligations	1,456	—	—	—	1,456
Foreign government bonds and obligations	241	22	(1)	—	262
Other securities	59	2	—	—	61
Total	$33,601	$2,727	$(34)	$(11)	$36,283
As of December 31, 2021 and 2020, accrued interest of $140 million and $178 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of December 31, 2021 and 2020, investment securities with a fair value of $3.1 billion and $3.6 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $314 million and $454 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of December 31, 2021 and 2020, fixed maturity securities comprised approximately 89% and 88%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2021 and 2020, the Company’s internal analysts rated $400 million and $605 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$20,563	$20,625	64%	$19,815	$20,253	56%
AA	727	898	3	1,082	1,312	3
A	1,775	2,129	7	2,953	3,534	10
BBB	6,495	7,268	23	8,271	9,542	26
Below investment grade (1)	981	1,130	3	1,480	1,642	5
Total fixed maturities	$30,541	$32,050	100%	$33,601	$36,283	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million and $2 million, respectively, as of December 31, 2021 and $3 million as of December 31, 2020. These securities are not rated but are included in below investment grade due to their risk characteristics.

As of December 31, 2021 and 2020, approximately 30% and 33%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of total equity as of both December 31, 2021 and 2020.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	December 31, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	110	$2,056	$(43)	14	$81	$(5)	124	$2,137	$(48)
Residential mortgage backed securities	206	5,808	(48)	56	191	(2)	262	5,999	(50)
Commercial mortgage backed securities	102	2,184	(22)	9	139	(1)	111	2,323	(23)
Asset backed securities	41	1,883	(11)	6	118	—	47	2,001	(11)
State and municipal obligations	26	64	(1)	—	—	—	26	64	(1)
Foreign government bonds and obligations	5	6	—	6	4	(1)	11	10	(1)
Total	490	$12,001	$(125)	91	$533	$(9)	581	$12,534	$(134)

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	26	$228	$(1)	11	$19	$(1)	37	$247	$(2)
Residential mortgage backed securities	72	833	(2)	71	391	(2)	143	1,224	(4)
Commercial mortgage backed securities	35	781	(11)	19	393	(10)	54	1,174	(21)
Asset backed securities	17	344	(3)	13	231	(2)	30	575	(5)
State and municipal obligations	2	4	—	1	4	(1)	3	8	(1)
Foreign government bonds and obligations	1	3	—	7	8	(1)	8	11	(1)
Total	153	$2,193	$(17)	122	$1,046	$(17)	275	$3,239	$(34)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2021 is primarily attributable to higher interest rates. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2021 and 2020, approximately 96% and 92%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2021	$10	$1	$—	$11
Additions for which credit losses were not previously recorded	—	—	1	1
Charge-offs	(10)	(1)	—	(11)
Balance at December 31, 2021	$—	$—	$1	$1

	Corporate Debt Securities	Asset Backed Securities	Total
	(in millions)
Balance at January 1, 2020 (1)	$—	$—	$—
Additions for which credit losses were not previously recorded	13	1	14
Additional increases (decreases) on securities that had an allowance recorded in a previous period	(3)	—	(3)
Balance at December 31, 2020	$10	$1	$11
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Gross realized investment gains	$582	$25	$30
Gross realized investment losses	(7)	(3)	(14)
Credit losses	(1)	(11)	(22)
Other impairments	(13)	—	—
Total	$561	$11	$(6)
Credit losses for the year ended December 31, 2021 primarily related to recording an allowance for credit losses on certain state and municipal securities. For the year ended December 31, 2020, credit losses primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry. Other-than-temporary impairments (“OTTI”) for the year ended December 31, 2019 primarily related to corporate debt securities and investments held by AAH. The Company recognized an impairment of $5 million in the first quarter of 2019 on investments held by AAH as the Company no longer intended to hold the securities until the recovery of fair value to book value. Other impairments for the year ended December 31, 2021 related to Available-for-Sale securities that were impaired when they were classified as held for sale prior to being sold in the reinsurance transaction. See Note 1 for more information on the reinsurance transaction.
See Note 21 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2021 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,884	$1,892
Due after one year through five years	2,125	2,231
Due after five years through 10 years	3,283	3,359
Due after 10 years	3,733	4,984
	11,025	12,466
Residential mortgage backed securities	10,927	10,944
Commercial mortgage backed securities	4,950	4,986
Asset backed securities	3,639	3,654
Total	$30,541	$32,050

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
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, January 1, 2021	$66	$2	$68
Provisions	(13)	2	(11)
Charge-offs	(8)	(2)	(10)
Recoveries	—	1	1
Other	2	—	2
Balance, December 31, 2021	$47	$3	$50

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, December 31, 2019 (1)	$51	$—	$51
Cumulative effect of adoption of current expected credit losses guidance	2	3	5
Balance, January 1, 2020	53	3	56
Provisions	19	2	21
Charge-offs	(6)	(3)	(9)
Balance, December 31, 2020	$66	$2	$68
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

Commercial Loans
(in millions)
Balance at January 1, 2019	$49
Provisions	5
Charge-offs	(4)
Recoveries of amounts previously written off	1
Balance at December 31, 2019	$51
The decrease in the allowance for credit losses provision for commercial loans reflects the sale of certain commercial mortgage loans and syndicated loans in conjunction with the fixed deferred and immediate annuity reinsurance transaction discussed in Note 1.
Accrued interest on commercial loans was $13 million and $16 million as of December 31, 2021 and 2020, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the year ended December 31, 2021, the Company sold $746 million of commercial mortgage loans.
During the years ended December 31, 2021, 2020 and 2019, the Company purchased $37 million, $173 million and $162 million, respectively, of syndicated loans, and sold $354 million, $17 million and $54 million, respectively, of syndicated loans.
During the years ended December 31, 2021 and 2020, the Company purchased $33 million and $22 million, respectively, of residential mortgage loans, and sold $1 million and nil, respectively, of residential mortgage loans. The allowance for credit losses for residential mortgage loans was not material as of both December 31, 2021 and 2020.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information
Nonperforming loans were $9 million and $21 million as of December 31, 2021 and 2020, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2021 and 2020. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications through December 31, 2020 due to the COVID-19 pandemic consisted of 93 loans with a total unpaid balance of $369 million. Modifications primarily consisted of short-term forbearance and interest only payments. There were no additional modifications during the year ended December 31, 2021. As of December 31, 2021, there were no loans remaining that were modified due to COVID-19. All loans returned to their normal payment schedules. Total commercial mortgage loans past due were nil as of December 31, 2021 and 2020, respectively.
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio:

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$20	$10	$—	$29	$59
80% - 100%	9	2	9	2	—	29	51
60% - 80%	142	80	60	23	61	138	504
40% - 60%	42	33	86	74	57	401	693
< 40%	11	8	48	6	58	478	609
Total	$204	$123	$223	$115	$176	$1,075	$1,916

	December 31, 2020
Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$—	$—	$10	$12
80% - 100%	15	16	12	3	7	15	68
60% - 80%	89	166	27	32	46	144	504
40% - 60%	23	57	74	155	113	551	973
< 40%	7	23	80	99	64	895	1,168
Total	$134	$262	$195	$289	$230	$1,615	$2,725
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.

In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2021	2020	2021	2020
	(in millions)
East North Central	$194	$259	10%	10%
East South Central	57	115	3	4
Middle Atlantic	122	178	6	7
Mountain	119	247	6	9
New England	28	54	2	2
Pacific	627	825	33	30
South Atlantic	497	681	26	25
West North Central	141	198	7	7
West South Central	131	168	7	6
	1,916	2,725	100%	100%
Less: allowance for credit losses	12	29
Total	$1,904	$2,696

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2021	2020	2021	2020
	(in millions)
Apartments	$496	$713	26%	26%
Hotel	14	50	1	2
Industrial	319	427	17	16
Mixed use	68	87	3	3
Office	271	372	14	14
Retail	617	881	32	32
Other	131	195	7	7
	1,916	2,725	100%	100%
Less: allowance for credit losses	12	29
Total	$1,904	$2,696
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2021 and 2020 was $149 million and $595 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil and $3 million as of December 31, 2021 and 2020, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$1	$—	$—	$—	$1
Risk 4	—	—	—	—	1	2	3
Risk 3	—	—	4	5	5	6	20
Risk 2	15	4	12	10	18	12	71
Risk 1	8	3	3	11	16	13	54
Total	$23	$7	$20	$26	$40	$33	$149

	December 31, 2020
Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$3	$3
Risk 4	—	—	4	9	—	10	23
Risk 3	—	9	8	25	13	25	80
Risk 2	30	57	62	69	14	41	273
Risk 1	17	32	47	58	22	40	216
Total	$47	$98	$121	$161	$49	$119	$595
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $5 million and $7 million as of December 31, 2021 and December 31, 2020, respectively.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	December 31, 2021
Termination Status	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Active	$136	$147	$119	$89	$116	$113	$720
Terminated	1	1	—	—	—	6	8
Total	$137	$148	$119	$89	$116	$119	$728

	December 31, 2020
Termination Status	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Active	$171	$137	$101	$127	$83	$86	$705
Terminated	—	—	—	1	1	8	10
Total	$171	$137	$101	$128	$84	$94	$715
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 1% of total credit card receivables as of both December 31, 2021 and December 31, 2020.
The table below presents the amortized cost basis of credit card receivables by FICO score:

	December 31, 2021	December 31, 2020
	(in millions)
> 800	$30	$28
750 - 799	24	23
700 - 749	25	25
650 - 699	14	15
< 650	5	5
Total	$98	$96
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.

Margin Loans
The margin loans balance was $1.2 billion and $1.0 billion as of December 31, 2021 and 2020, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both December 31, 2021 and 2020, the allowance for credit losses on margin loans was not material.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $467 million and $224 million million as of December 31, 2021 and 2020, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of December 31, 2021 and 2020, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $7.9 billion and $1.4 billion as of December 31, 2021 and 2020, respectively. Deposit receivables are fully collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for the deposit receivables as of December 31, 2021 and 2020. The increase in deposit receivables is primarily driven by the reinsurance transaction, effective July 1, 2021, to reinsure fixed deferred and non-life contingent immediate annuity policies. See Note 1 for more information on the fixed deferred and immediate annuity reinsurance transaction.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the years ended December 31, 2021, 2020 and 2019. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
8. Reinsurance
The Company reinsures a portion of the insurance risks associated with its traditional life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. During the third quarter of 2021, RiverSource Life reinsured 100% of its insurance risk associated with its life contingent immediate annuity policies in force as of July 1, 2021 through a reinsurance agreement with Commonwealth. Policies issued after July 1, 2021 are not subject to this reinsurance agreement. See Note 1 for more information on the fixed deferred and immediate annuity reinsurance transaction.
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

As of December 31, 2021 and 2020, traditional life and UL insurance policies in force were $198.6 billion and $195.7 billion, respectively, of which $145.1 billion and $143.6 billion as of December 31, 2021 and 2020 were reinsured at the respective year ends.
The effect of reinsurance on premiums for the Company’s traditional long-duration contracts was as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Direct premiums	$490	$565	$621
Reinsurance ceded	(1,361)	(224)	(224)
Net premiums	$(871)	$341	$397
Cost of insurance and administrative charges for non-traditional long-duration products are reflected in premiums, policy and contract charges and were net of reinsurance ceded of $152 million, $140 million and $132 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The effect of reinsurance on premiums for the Company’s short-duration contracts was as follows:

Year Ended December 31,
2019 (1)
(in millions)
Written premiums
Direct	$864
Ceded	(23)
Total net written premiums	$841
Earned premiums
Direct	$841
Ceded	(24)
Total net earned premiums	$817
(1) 2019 amounts include AAH premiums as of September 30, 2019 prior to the sale.
The amount of claims recovered through reinsurance on all contracts was $404 million, $400 million and $407 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Receivables included $4.5 billion and $3.4 billion of reinsurance recoverables as of December 31, 2021 and 2020, respectively, including $2.6 billion and $2.7 billion related to LTC risk ceded to Genworth, respectively.
Policyholder account balances, future policy benefits and claims include $413 million and $440 million related to previously assumed reinsurance arrangements as of December 31, 2021 and 2020, respectively.
9. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There were nil, $2 million and $5 million of impairments of indefinite-lived intangible assets recorded for the years ended December 31, 2021, 2020 and 2019, respectively.
The changes in the carrying amount of goodwill reported in the Company’s main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Consolidated
	(in millions)
Balance at January 1, 2020	$279	$797	$91	$1,167
Foreign currency translation	—	10	—	10
Other adjustments	—	(1)	—	(1)
Balance at December 31, 2020	279	806	91	1,176
Acquisitions	—	287	—	287
Foreign currency translation	—	(4)	—	(4)
Other adjustments	—	(1)	—	(1)
Balance at December 31, 2021	$279	$1,088	$91	$1,458

On November 8, 2021, the Company completed its acquisition of the European-based asset management business of BMO Financial Group for $973 million, excluding an estimated $7 million reduction due to customary deferred and contingent adjustments. The all-cash transaction added $136 billion of assets under management in EMEA. The acquisition extends our reach in EMEA and accelerates our core strategy of growing fee-based businesses. Acquisition-related costs were $32 million and are included in General and administrative expense.

The fair value of the total consideration paid and the recognized assets and acquired liabilities assumed for this business are included in the table below. Goodwill of $287 million arising from acquisition consists largely of the synergies and economies of scale expected from combining the Company’s EMEA operations. All goodwill was assigned to the Asset Management segment.

The following table summarizes the consideration paid, assets acquired, and liabilities assumed at the acquisition date:

November 8, 2021
(in millions)
Consideration paid
Cash	$973
Deferred considerations	(35)
Contingent considerations	28
Total fair value	$966

Recognized Assets / Liabilities
Assets
Cash and cash equivalents	$397
Investments	77
Receivables	116
Other assets	295
Total assets	885
Liabilities
Debt	2
Accounts payable and accrued expenses	235
Other liabilities	190
Total liabilities	427
Identifiable net assets	$458

Intangible assets	$295
Deferred tax liability	74
Goodwill	287

The fair value of the pension plan assets and liabilities, the recognized deferred tax assets and other components of deferred and contingent consideration reflects the provisional valuation of those assets and liabilities.

The carrying amount of indefinite-lived intangible assets consist of the following:

	December 31,
	2021	2020
	(in millions)
Customer contracts	$848	$640
Trade names	69	69
Total	$917	$709

Definite-lived intangible assets consisted of the following:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$254	$(163)	$91	$193	$(155)	$38
Contracts	235	(217)	18	223	(211)	12
Other	272	(188)	84	226	(168)	58
Total	$761	$(568)	$193	$642	$(534)	$108
Definite-lived intangible assets acquired during the year ended December 31, 2021 were $89 million with a weighted average amortization period of 10 years. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2021, 2020 and 2019 was $34 million, $31 million and $37 million, respectively. In 2021, 2020 and 2019, the Company did not record any impairment charges on definite-lived intangible assets.
Estimated intangible amortization expense as of December 31, 2021 for the next five years is as follows:

(in millions)
2022	$31
2023	27
2024	16
2025	10
2026	7
10.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
Management updates market-related inputs on a quarterly basis and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2021 primarily reflected a favorable impact from lower surrenders on variable annuities with living benefits and UL and VUL insurance products. The impact of unlocking to DAC for the year ended December 31, 2020 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking to DAC for the year ended December 31, 2019 primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
The balances of and changes in DAC were as follows:

	2021	2020	2019
	(in millions)
Balance at January 1	$2,532	$2,698	$2,776
Capitalization of acquisition costs	280	228	291
Amortization	(184)	(177)	(165)
Amortization, impact of valuation assumptions review	60	(100)	(14)
Impact of change in net unrealized (gains) losses on securities	94	(117)	(175)
Disposal of business	—	—	(15)
Balance at December 31	$2,782	$2,532	$2,698
The balances of and changes in DSIC, which is included in Other assets, were as follows:

	2021	2020	2019
	(in millions)
Balance at January 1	$189	$218	$251
Capitalization of sales inducement costs	1	1	1
Amortization	(16)	(13)	(15)
Amortization, impact of valuation assumptions review	2	(16)	—
Impact of change in net unrealized (gains) losses on securities	13	(1)	(19)
Balance at December 31	$189	$189	$218

11.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2021	2020
	(in millions)
Policyholder account balances
Fixed annuities(1)	$8,117	$8,531
Variable annuity fixed sub-accounts	4,990	5,104
UL/VUL insurance	3,103	3,122
IUL insurance	2,534	2,269
Structured variable annuities	4,440	1,371
Other life insurance	563	605
Total policyholder account balances	23,747	21,002

Future policy benefits
Variable annuity GMWB	2,336	3,049
Variable annuity GMAB(2)	(23)	1
Other annuity liabilities	67	211
Fixed annuity life contingent liabilities	1,278	1,370
Life and DI insurance	1,139	1,187
LTC insurance	5,664	5,722
UL/VUL and other life insurance additional liabilities	1,291	1,259
Total future policy benefits	11,752	12,799
Policy claims and other policyholders’ funds	251	191
Total policyholder account balances, future policy benefits and claims	$35,750	$33,992
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2021 reported as a contra liability.
Fixed Annuities
Fixed annuities include deferred, payout and fixed deferred indexed annuity contracts. In 2020, the Company discontinued sales of fixed deferred and fixed deferred indexed annuities.
Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.23% to 9.38% as of December 31, 2021, depending on year of issue, with an average rate of approximately 3.6%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
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
Most of the variable annuity contracts issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB or GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 12 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GGU and GMIB provisions. See Note 15 and Note 17 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.
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
IUL is a UL policy that includes an indexed account. The rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread ). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. See Note 17 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 2.25% to 10% as of December 31, 2021. Anticipated interest rates for DI policies ranged from 3% to 7.5% as of December 31, 2021 and for LTC policies ranged from 5% to 5.7% as of December 31, 2021.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 5.95% for DI and LTC claims, respectively, as of December 31, 2021.
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

Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2021	2020
	(in millions)
Variable annuity	$82,862	$79,299
VUL insurance	9,343	8,226
Other insurance	33	31
Threadneedle investment liabilities	5,253	5,055
Total	$97,491	$92,611

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
12.  Variable Annuity and Insurance Guarantees
Most of the variable annuity contracts issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB or GGU provisions. The Company previously offered contracts containing GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company’s variable annuity guarantees.
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
The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on fund performance. At contract issue the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a “step-up”) in the case of favorable market performance or by a benefit credit if the contract includes this provision.
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
Certain UL policies provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2021				December 31, 2020
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$70,020	$68,145	$6	69	$66,874	$64,932	$5	68
Five/six-year reset	8,309	5,612	6	68	8,116	5,386	6	68
One-year ratchet	6,177	5,858	13	71	6,094	5,763	8	71
Five-year ratchet	1,438	1,386	1	68	1,436	1,381	—	67
Other	1,302	1,286	38	74	1,261	1,243	45	73
Total — GMDB	$87,246	$82,287	$64	69	$83,781	$78,705	$64	68

GGU death benefit	$1,260	$1,198	$184	72	$1,183	$1,126	$162	71

GMIB	$184	$170	$4	71	$187	$173	$6	71

GMWB:
GMWB	$1,900	$1,895	$1	75	$1,972	$1,967	$1	74
GMWB for life	52,387	52,334	187	69	50,142	50,057	185	69
Total — GMWB	$54,287	$54,229	$188	69	$52,114	$52,024	$186	69

GMAB	$2,005	$2,005	$—	62	$2,291	$2,291	$—	61
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2021		December 31, 2020
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,564	68	$6,587	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	2	(1)	587	(20)	141
Paid claims	(5)	—	—	—	(42)
Balance at December 31, 2019	16	7	1,462	(39)	758
Incurred claims	15	—	1,587	40	209
Paid claims	(7)	(1)	—	—	(51)
Balance at December 31, 2020	24	6	3,049	1	916
Incurred claims	17	—	(713)	(24)	140
Paid claims	(5)	(1)	—	—	(36)
Balance at December 31, 2021	$36	$5	$2,336	$(23)	$1,020
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.

The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2021	2020
	(in millions)
Mutual funds:
Equity	$49,183	$45,947
Bond	24,998	26,073
Other	8,316	6,911
Total mutual funds	$82,497	$78,931
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2021, 2020 and 2019.
13. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2021	2020
	(in millions)
Fixed rate certificates	$4,995	$6,341
Stock market certificates	287	389
Stock market embedded derivatives	4	8
Other	15	22
Less: accrued interest classified in other liabilities	(5)	(10)
Total investment certificate reserves	5,296	6,750
Banking and brokerage deposits	14,931	10,891
Total	$20,227	$17,641
Investment Certificates
The Company offers fixed rate investment certificates primarily in amounts ranging from $1 thousand to $2 million with interest crediting rate terms ranging from 3 to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate owners are entitled to receive a fixed sum at either maturity or upon demand depending on the type of certificate. Payments from certificate owners are credited to investment certificate reserves, which generally accumulate interest at specified percentage rates. Certain investment certificates allow for a surrender charge on premature surrenders. Reserves for certificates that do not allow for a surrender charge were $2.7 billion and $3.2 billion as of December 31, 2021 and 2020, respectively. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities.
Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full term and purchasers may participate in increases in the stock market based on the S&P 500® Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25% participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of nil to 2.35%, depending on the term length. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 17 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company’s stock market certificates.
Banking and Brokerage Deposits
Banking and brokerage deposits are amounts due on demand to customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company pays interest on certain customer credit balances and the interest is included in Banking and deposit interest expense.

14. Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	December 31,		December 31,
	2021	2020	2021	2020
	(in millions)
Long-term debt:
Senior notes due 2022	$500	$500	3.0%	3.0%
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	40	44	N/A	N/A
Other (1)	(8)	(13)	N/A	N/A
Total long-term debt	2,832	2,831

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	200	0.3%	0.4%
Total	$3,032	$3,031
(1) Includes adjustments for net unamortized discounts, debt issuance costs and other lease obligations.
N/A  Not Applicable
Long-Term Debt
The Company’s senior notes may be redeemed, in whole or in part, at any time prior to maturity at a price equal to the greater of the principal amount and the present value of remaining scheduled payments, discounted to the redemption date, plus accrued interest.
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in Investments and was $1.2 billion and $1.3 billion, of commercial mortgage backed securities, and $581 million and $604 million, of residential mortgage backed securities, as of December 31, 2021 and 2020, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both December 31, 2021 and 2020. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
On June 11, 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both December 31, 2021 and 2020, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both December 31, 2021 and 2020.
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
Level 3     Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,341	$3,478	$—	$5,819
Available-for-Sale securities:
Corporate debt securities	—	9,430	502	9,932
Residential mortgage backed securities	—	10,944	—	10,944
Commercial mortgage backed securities	—	4,951	35	4,986
Asset backed securities	—	3,647	7	3,654
State and municipal obligations	—	1,092	—	1,092
U.S. government and agency obligations	1,301	—	—	1,301
Foreign government bonds and obligations	—	92	—	92
Other securities	—	49	—	49
Total Available-for-Sale securities	1,301	30,205	544	32,050
Investments at net asset value (“NAV”)				11	(1)
Trading and other securities	217	25	—	242
Separate account assets at NAV				97,491	(1)
Investments and cash equivalents segregated for regulatory purposes	600	—	—	600
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	1	1,251	—	1,252
Equity derivative contracts	158	4,135	—	4,293
Credit derivative contracts	—	9	—	9
Foreign exchange derivative contracts	1	19	—	20
Total other assets	160	5,414	—	5,574
Total assets at fair value	$4,619	$39,122	$603	$141,846

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$5	$56	$61
IUL embedded derivatives	—	—	905	905
GMWB and GMAB embedded derivatives	—	—	1,486	1,486	(2)
Structured variable annuity embedded derivatives	—	—	406	406
Total policyholder account balances, future policy benefits and claims	—	5	2,853	2,858	(3)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	1	467	—	468
Equity derivative contracts	101	3,653	—	3,754
Foreign exchange derivative contracts	1	—	—	1
Other	212	4	61	277
Total other liabilities	315	4,124	61	4,500
Total liabilities at fair value	$315	$4,133	$2,914	$7,362

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,935	$2,506	$—	$5,441
Available-for-Sale securities:
Corporate debt securities	—	12,902	772	13,674
Residential mortgage backed securities	—	10,020	9	10,029
Commercial mortgage backed securities	—	6,088	—	6,088
Asset backed securities	—	3,297	32	3,329
State and municipal obligations	—	1,384	—	1,384
U.S. government and agency obligations	1,456	—	—	1,456
Foreign government bonds and obligations	—	262	—	262
Other securities	—	61	—	61
Total Available-for-Sale securities	1,456	34,014	813	36,283
Investments at NAV				8	(1)
Trading and other securities	61	27	—	88
Separate account assets at NAV				92,611	(1)
Investments and cash equivalents segregated for regulatory purposes	600	—	—	600
Other assets:
Interest rate derivative contracts	1	1,754	—	1,755
Equity derivative contracts	408	3,682	—	4,090
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	1	22	—	23
Total other assets	410	5,460	—	5,870
Total assets at fair value	$5,462	$42,007	$813	$140,901

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	935	935
GMWB and GMAB embedded derivatives	—	—	2,316	2,316	(4)
Structured variable annuity embedded derivatives	—	—	70	70
Total policyholder account balances, future policy benefits and claims	—	3	3,370	3,373	(5)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	—	734	—	734
Equity derivative contracts	183	3,388	—	3,571
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	2	4	—	6
Other	2	3	43	48
Total other liabilities	187	4,130	43	4,360
Total liabilities at fair value	$187	$4,141	$3,413	$7,741
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2021.
(3) The Company’s adjustment for nonperformance risk resulted in a $598 million cumulative decrease to the embedded derivatives as of December 31, 2021.
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
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2021	$772	$9	$—	$32	$813		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	3
Other comprehensive income (loss)	(10)	—	—	—	(10)		—
Purchases	108	78	35	—	221		—
Sales	—	—	—	(1)	(1)		—
Issues	—	—	—	—	—		57	(5)
Settlements	(119)	—	—	(2)	(121)		(1)
Transfers into Level 3	168	—	—	2	170		—
Transfers out of Level 3	(416)	(87)	—	(24)	(527)		—
Balance at December 31, 2021	$502	$—	$35	$7	$544		$59

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2021	$(1)	$—	$—	$(1)	$(2)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2021	$(8)	$—	$—	$1	$(7)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2021	$49		$935		$2,316		$70		$3,370	$43
Total (gains) losses included in:
Net income	10	(2)	68	(2)	(1,344)	(3)	393	(3)	(873)	(13)	(4)
Issues	—		—		369		(28)		341	45
Settlements	(3)		(98)		145		(29)		15	(14)
Balance at December 31, 2021	$56		$905		$1,486		$406		$2,853	$61

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2021	$—		$68	(2)	$(1,299)	(3)	$—		$(1,231)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance at January 1, 2020	$750	$17	$19	$786
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	15	1	(1)	15
Purchases	62	220	—	282
Settlements	(54)	—	—	(54)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(229)	—	(229)
Balance at December 31, 2020	$772	$9	$32	$813

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2020	$(1)	$—	$(1)	$(2)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2020	$16	$1	$(1)	$16

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2020	$43		$881		$763		$—		$1,687	$44
Total (gains) losses included in:
Net income	4	(2)	76	(2)	1,152	(3)	91	(3)	1,323	(12)	(4)
Issues	3		61		362		(21)		405	20
Settlements	(1)		(83)		39		—		(45)	(9)
Balance at December 31, 2020	$49		$935		$2,316		$70		$3,370	$43

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2020	$—		$76	(2)	$1,206	(3)	$—		$1,282	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance at January 1, 2019	$913	$136	$20	$6	$1,075
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)
Other comprehensive income (loss)	31	—	—	(1)	30
Purchases	55	477	—	18	550
Settlements	(248)	(12)	—	—	(260)
Transfers into Level 3	—	—	—	14	14
Transfers out of Level 3	—	(584)	(20)	(18)	(622)
Balance at December 31, 2019	$750	$17	$—	$19	$786

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2019	$(1)	$—	$—	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2019	$14		$628		$328		$970	$30
Total (gains) losses included in:
Net income	8	(2)	209	(2)	80	(3)	297	(3)	(4)
Issues	21		113		361		495	18
Settlements	—		(69)		(6)		(75)	(1)
Balance at December 31, 2019	$43		$881		$763		$1,687	$44

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2019	$—		$209	(2)	$82	(3)	$291	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
(5) Represents the amount of ceded embedded derivatives associated with fixed deferred annuity products reinsured in the third quarter of 2021. See Note 1 for additional information on the reinsurance transaction.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(92) million, $196 million and $(190) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$502	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	2.4%	1.1%
Asset backed securities	$2	Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	12.0%			12.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$905	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$56	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$1,486	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	55.7%	3.6%
			Market volatility (7) (8)	4.3%	–	16.8%	10.8%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$406	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
Contingent consideration liabilities	$61	Discounted cash flow	Discount rate (9)	0.0%	–	0.0%	0.0%

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$772	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	3.3%	1.5%
Asset backed securities	$3	Discounted cash flow	Annual short-term default rate (2)	2.9%	–	3.0%	2.9%
			Annual long-term default rate (2)	3.5%	–	4.5%	3.8%
			Discount rate	13.0%			13.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
IUL embedded derivatives	$935	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.2%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$2,316	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.8%
			Market volatility (7) (8)	4.3%	–	17.1%	11.0%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$70	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
Contingent consideration liabilities	$43	Discounted cash flow	Discount rate (9)	0.0%	–	9.0%	3.1%
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
(7) Market volatility represents the implied volatility of fund of funds and managed volatility funds.
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
Level 1 securities primarily include equity securities and U.S. Treasuries.
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
Receivables
During the third quarter of 2021, the Company reinsured its fixed deferred indexed annuity products which have an indexed account that is accounted for as an embedded derivative. The Company uses discounted cash flow models to determine the fair value of these ceded embedded derivatives. The fair value of fixed deferred indexed annuity ceded embedded derivatives includes significant observable interest rates, volatilities and equity index levels and significant unobservable surrender rates. Given the significance of the unobservable surrender rates, these embedded derivatives are classified as Level 3. See Note 1 for more information on the reinsurance transaction.
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2021 and 2020. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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
The Company uses discounted cash flow models to determine the fair value of the embedded derivatives associated with the provisions of its fixed deferred indexed annuity, structured variable annuity and IUL products. The structured variable annuity product is a limited flexible purchase payment annuity that offers 45 different indexed account options providing equity market exposure and a fixed account. Each indexed account includes a protection option (a buffer or a floor). If the index has a negative return, contractholder losses will be reduced by a buffer or limited to a floor. The portion allocated to an indexed account is accounted for as an embedded derivative. The fair value of fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and significant unobservable surrender rates and the estimate of the Company’s nonperformance risk. Given the significance of the unobservable surrender rates and the nonperformance risk assumption, the fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives are classified as Level 3.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of December 31, 2021 and 2020. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
Securities sold but not yet purchased represent obligations of the Company to deliver specified securities that it does not yet own, creating a liability to purchase the security in the market at prevailing prices. When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities sold but not yet purchased primarily include equity securities and U.S. Treasuries traded in active markets. Level 2 securities sold but not yet purchased primarily include corporate bonds.
Contingent consideration liabilities consist of earn-outs and/or deferred payments related to the Company’s acquisitions. Contingent consideration liabilities are recorded at fair value utilizing a discounted cash flow model using an unobservable input (discount rate). Given the use of a significant unobservable input, the fair value of contingent consideration liabilities is classified as Level 3 within the fair value hierarchy.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $93 million and $101 million as of December 31, 2021 and 2020, respectively, and is classified as Level 3 in the fair value hierarchy. The Company also measured certain equity-method investments at fair value on a nonrecurring basis using a discounted cash flow model. Inputs to the model include projected cash flows and a market-based discount rate. At December 31, 2021, the fair value of these investments was $7 million and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,953	$—	$49	$1,990	$2,039
Policy loans	835	—	835	—	835
Receivables	10,509	135	1,669	9,404	11,208
Restricted and segregated cash	2,195	2,195	—	—	2,195
Other investments and assets	368	—	319	49	368

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,342	$—	$—	$13,264	$13,264
Investment certificate reserves	5,297	—	—	5,290	5,290
Banking and brokerage deposits	14,931	14,931	—	—	14,931
Separate account liabilities — investment contracts	5,657	—	5,657	—	5,657
Debt and other liabilities	3,214	206	3,129	9	3,344

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,718	$—	$22	$2,852	$2,874
Policy loans	846	—	846	—	846
Receivables	3,563	147	1,258	2,398	3,803
Restricted and segregated cash	1,958	1,958	—	—	1,958
Other investments and assets	732	—	672	62	734

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,990	$—	$—	$11,686	$11,686
Investment certificate reserves	6,752	—	—	6,752	6,752
Banking and brokerage deposits	10,891	10,891	—	—	10,891
Separate account liabilities — investment contracts	5,406	—	5,406	—	5,406
Debt and other liabilities	3,214	205	3,253	11	3,469
Receivables include deposit receivables, brokerage margin loans, securities borrowed, pledged asset lines of credit, and loans to financial advisors. Restricted and segregated cash includes cash segregated under federal and other regulations held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Other investments and assets primarily include syndicated loans, credit card receivables, certificate of deposits with original or remaining maturities at the time of purchase of more than 90 days, the Company’s membership in the FHLB and investments related to the Community Reinvestment Act. See Note 7 for additional information on mortgage loans, policy loans, syndicated loans, credit card receivables and deposit receivables.
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,387	$—	$5,387	$(3,613)	$(1,637)	$(114)	$23
OTC cleared	88	—	88	(41)	—	—	47
Exchange-traded	99	—	99	(91)	—	—	8
Total derivatives	5,574	—	5,574	(3,745)	(1,637)	(114)	78
Securities borrowed	135	—	135	(41)	—	(91)	3
Total	$5,709	$—	$5,709	$(3,786)	$(1,637)	$(205)	$81

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,501	$—	$5,501	$(3,862)	$(1,287)	$(315)	$37
OTC cleared	58	—	58	(25)	—	—	33
Exchange-traded	311	—	311	(91)	(165)	—	55
Total derivatives	5,870	—	5,870	(3,978)	(1,452)	(315)	125
Securities borrowed	147	—	147	(43)	—	(103)	1
Total	$6,017	$—	$6,017	$(4,021)	$(1,452)	$(418)	$126
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,091	$—	$4,091	$(3,613)	$(183)	$(292)	$3
OTC cleared	41	—	41	(41)	—	—	—
Exchange-traded	91	—	91	(91)	—	—	—
Total derivatives	4,223	—	4,223	(3,745)	(183)	(292)	3
Securities loaned	207	—	207	(41)	—	(160)	6
Total	$4,430	$—	$4,430	$(3,786)	$(183)	$(452)	$9

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,192	$—	$4,192	$(3,862)	$(1)	$(327)	$2
OTC cleared	25	—	25	(25)	—	—	—
Exchange-traded	95	—	95	(91)	—	—	4
Total derivatives	4,312	—	4,312	(3,978)	(1)	(327)	6
Securities loaned	205	—	205	(43)	—	(157)	5
Total	$4,517	$—	$4,517	$(4,021)	$(1)	$(484)	$11
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

Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2021			December 31, 2020
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Equity contracts - cash flow hedges	$19	$—	$—	$—	$—	$—
Foreign exchange contracts - net investment hedges	58	—	—	32	—	2
Total qualifying hedges	77	—	—	32	—	2

Derivatives not designated as hedging instruments
Interest rate contracts	79,468	1,252	468	77,951	1,755	734
Equity contracts	61,142	4,293	3,754	57,254	4,090	3,571
Credit contracts	1,748	9	—	2,297	2	1
Foreign exchange contracts	2,380	20	1	3,423	23	4
Total non-designated hedges	144,738	5,574	4,223	140,925	5,870	4,310

Embedded derivatives
GMWB and GMAB (4)	N/A	—	1,486	N/A	—	2,316
IUL	N/A	—	905	N/A	—	935
Fixed deferred indexed annuities and deposit receivables	N/A	59	61	N/A	—	52
Structured variable annuities	N/A	—	406	N/A	—	70
SMC	N/A	—	4	N/A	—	8
Total embedded derivatives	N/A	59	2,862	N/A	—	3,381
Total derivatives	$144,815	$5,633	$7,085	$140,957	$5,870	$7,693
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets and the fair value of ceded embedded derivative assets related to deposit receivables is included in Receivables.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities. The fair value of GMWB and GMAB, IUL, fixed deferred indexed annuity and structured variable annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims. The fair value of the SMC embedded derivative liability is included in Customer deposits.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $3.2 billion and $3.7 billion as of December 31, 2021 and 2020, respectively. See Note 16 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2021 included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2020 included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position.
See Note 15 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2021 and 2020, investment securities with a fair value of $123 million and $325 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $123 million and $325 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2021 and 2020, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both December 31, 2021 and 2020, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Year Ended December 31, 2021
Interest rate contracts	$(23)	$—	$(1)	$—	$(886)	$—
Equity contracts	(4)	1	116	91	(817)	17
Credit contracts	—	—	1	—	43	—
Foreign exchange contracts	1	—	—	—	5	8
GMWB and GMAB embedded derivatives	—	—	—	—	830	—
IUL embedded derivatives	—	—	—	30	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(8)	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(393)	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(26)	$—	$116	$113	$(1,218)	$25

Year Ended December 31, 2020
Interest rate contracts	$(1)	$—	$2	$—	$1,633	$—
Equity contracts	(1)	1	100	55	(744)	15
Credit contracts	—	—	1	—	(106)	—
Foreign exchange contracts	1	—	—	—	(8)	10
GMWB and GMAB embedded derivatives	—	—	—	—	(1,553)	—
IUL embedded derivatives	—	—	—	7	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(4)	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(91)	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$(1)	$—	$103	$58	$(869)	$25

Year Ended December 31, 2019
Interest rate contracts	$(34)	$—	$—	$—	$1,097	$—
Equity contracts	—	11	99	117	(1,547)	16
Credit contracts	—	—	—	—	(73)	—
Foreign exchange contracts	—	—	—	—	(30)	(1)
GMWB and GMAB embedded derivatives	—	—	—	—	(435)	—
IUL embedded derivatives	—	—	—	(140)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(8)	—	—
SMC embedded derivatives	—	(9)	—	—	—	—
Total gain (loss)	$(34)	$2	$99	$(31)	$(988)	$15
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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of December 31, 2021:

	Premiums Payable	Premiums Receivable
	(in millions)
2022	$204	$204
2023	51	43
2024	137	25
2025	124	22
2026	252	88
2027-2028	18	—
Total	$786	$382
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
Structured variable annuity, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to structured variable annuity, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. The equity component of structured variable annuity, IUL and stock market certificate product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into interest rate swaps, index options and futures contracts.
The Company enters into futures, credit default swaps, commodity swaps and foreign currency forwards to manage its exposure to price risk arising from seed money investments in proprietary investment products. The Company enters into foreign currency forward contracts to economically hedge its exposure to certain foreign transactions. The Company enters into futures contracts, total return swaps and foreign currency forwards to economically hedge its exposure related to compensation plans. The Company enters into interest rate swaps to offset interest rate changes on unrealized gains or losses for certain investments.
Cash Flow Hedges
The Company has designated derivative instruments as a cash flow hedge for equity exposure of certain compensation-related liabilities and interest rate exposure on forecasted debt interest payments. For derivative instruments that qualify as cash flow hedges, the gain or loss on the derivative instruments is reported in AOCI and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented within the same line item as the earnings impact of the hedged item in interest and debt expense.
For the years ended December 31, 2021, 2020 and 2019, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of December 31, 2021 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $0.5 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 14 years and relates to forecasted debt interest payments. See Note 21 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.
Fair Value Hedges
The Company entered into and designated as fair value hedges an interest rate swap to convert senior notes due 2020 from fixed rate debt to floating rate debt. The interest rate swap related to the senior notes due March 2020 was settled during the first quarter of 2020 when the debt was repaid. The swap had identical terms as the underlying debt being hedged. The Company recognized gains and losses on the derivatives and the related hedged items within interest and debt expense.

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
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the years ended December 31, 2021, 2020 and 2019 , the Company recognized a loss of $1 million, a gain of $1 million and loss of $2 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2021 and 2020, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $383 million and $326 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2021 and 2020 was $383 million and $324 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2021 and 2020 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $2 million, respectively.
18.  Leases
The following table presents the balances for operating and finance ROU assets and lease liabilities:

Leases	Balance Sheet Classification	December 31, 2021	December 31, 2020
		(in millions)
Assets
Operating lease assets	Other assets	$291	$215
Finance lease assets	Other assets	38	44
Total lease assets		$329	$259

Liabilities
Operating lease liabilities	Other liabilities	$341	$254
Finance lease liabilities	Long-term debt	40	44
Total lease liabilities		$381	$298

The following table presents the components of lease expense:

		Years Ended December 31,
Lease cost	Income Statement Classification	2021	2020	2019
		(in millions)
Operating lease cost	General and administrative expense	$57	$57	$58
Finance lease costs:
Amortization of ROU assets	General and administrative expense	13	10	8
Interest on lease liabilities	Interest and debt expense	2	2	2
Total lease cost		$72	$69	$68
The following table presents the weighted-average lease term and weighted-average discount rate related to operating and finance leases:

	December 31, 2021		December 31, 2020
Lease term and discount rate	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted-average remaining lease term (years)	3.8	7.2	4.8	5.8
Weighted-average discount rate	3.4%	2.1%	3.4%	2.6%
The following table presents supplemental cash flow information related to operating and finance leases:

	Years Ended December 31,
Supplemental cash flow information	2021	2020	2019
	(in millions)
Operating cash flows:
Cash paid for amounts included in measurement of operating lease liabilities	$50	$65	$62
Cash paid for amounts included in measurement of finance lease liabilities	2	2	2
Financing cash flows:
Cash paid for amounts included in measurement of finance lease liabilities	$9	$12	$13
The following table presents the maturities of lease liabilities:

Maturity of Lease Liabilities	December 31, 2021
	Finance Leases	Operating Leases
	(in millions)
2022	$11	$68
2023	11	61
2024	11	51
2025	10	45
2026	—	38
Thereafter	—	104
Total lease payments	43	367
Less: Interest	3	26
Present value of lease liabilities	$40	$341
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

The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Stock option	$20	$23	$31
Restricted stock	24	24	22
Restricted stock units	108	99	82
Liability awards	92	67	53
Total	$244	$213	$188
For the years ended December 31, 2021, 2020 and 2019, total income tax benefit recognized by the Company related to share-based compensation expense was $51 million, $45 million and $40 million, respectively.
As of December 31, 2021, there was $148 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 3.1 years.
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
The following weighted average assumptions were used for stock option grants:

	2021	2020	2019
Dividend yield	2.5%	2.5%	3.0%
Expected volatility	36%	27%	27%
Risk-free interest rate	0.4%	1.4%	2.4%
Expected life of stock option (years)	5.0	5.0	5.0
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
The weighted average grant date fair value for options granted during 2021, 2020 and 2019 was $48.48, $31.53 and $24.67, respectively.

A summary of the Company’s stock option activity for 2021 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	4.8	$133.75	6.5	$290
Granted	0.3	197.97
Exercised	(1.8)	123.30
Outstanding at December 31	3.3	145.79	6.3	518
Exercisable at December 31	2.2	138.35	5.5	365
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $219 million, $139 million and $61 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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

BMO Share Plans
As part of the acquisition of the BMO Global Asset Management (EMEA)business, the Company will maintain certain legacy BMO Financial Group share based awards that were granted prior to the acquisition. All relevant awards are cash settled with the last vesting date in 2023. As of December 31, 2021, the liability related to these awards is $48 million and included in Other liabilities.
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
Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation and commission deferrals into stock and deferred share units for 2021 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	1.3	$144.10
Granted	0.6	217.47
Deferred	0.2	251.99
Vested	(0.7)	177.39
Forfeited	(0.1)	165.98
Non-vested shares at December 31	1.3	170.91
The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2021, 2020 and 2019 was $139 million, $124 million and $107 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2021, 2020 and 2019 was $207.49, $163.54 and $129.30, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2021, 2020 and 2019 was $241.34, $147.96 and $136.81, respectively.
Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the target for awards made prior to 2018 and 175% of the target for awards made in 2018 or later, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise Financial common stock. The total number of target PSUs outstanding at the end of December 31, 2021, 2020 and 2019 was 0.4 million, 0.4 million and 0.4 million, respectively. The PSUs are liability awards. During the years ended December 31, 2021, 2020 and 2019, the value of shares settled for PSU awards was $47 million, $34 million and $19 million, respectively.

21.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(622)	$137	$(485)
Reclassification of net (gains) losses on securities included in net income (2)	(561)	118	(443)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	333	(70)	263
Net unrealized gains (losses) on securities	(850)	185	(665)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	—	(1)
Net unrealized gains (losses) on derivatives	(1)	—	(1)
Defined benefit plans:
Prior service credits and costs	(3)	1	(2)
Net gains (losses)	70	(15)	55
Defined benefit plans	67	(14)	53
Foreign currency translation	(16)	3	(13)
Total other comprehensive income (loss)	$(800)	$174	$(626)

	Year Ended December 31, 2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$907	$(192)	$715
Reclassification of net (gains) losses on securities included in net income (2)	(11)	2	(9)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(379)	80	(299)
Net unrealized gains (losses) on securities	517	(110)	407
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(2)	1	(1)
Net unrealized gains (losses) on derivatives	(2)	1	(1)
Defined benefit plans:
Prior service credits	(2)	—	(2)
Net gains (losses)	(82)	18	(64)
Defined benefit plans	(84)	18	(66)
Foreign currency translation	32	(5)	27
Total other comprehensive income (loss)	$463	$(96)	$367

	Year Ended December 31, 2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,404	$(309)	$1,095
Reclassification of net (gains) losses on securities included in net income (2)	6	(1)	5
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(688)	144	(544)
Net unrealized gains (losses) on securities	722	(166)	556
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(3)	1	(2)
Net unrealized gains (losses) on derivatives	(3)	1	(2)
Defined benefit plans:
Prior service credits	14	(3)	11
Net gains (losses)	(36)	7	(29)
Defined benefit plans	(22)	4	(18)
Foreign currency translation	18	(1)	17
Total other comprehensive income (loss)	$715	$(162)	$553
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in Net investment income.
(3) Includes a $1 million, $1 million and $2 million pretax gain reclassified to interest and debt expenses and nil pretax loss reclassified to net investment income for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2019	$20		$8	$(120)	$(198)	$(1)	$(291)
OCI before reclassifications	551		—	(28)	17	—	540
Amounts reclassified from AOCI	5		(2)	10	—	—	13
Total OCI	556		(2)	(18)	17	—	553
Balance, December 31, 2019	576	(1)	6	(138)	(181)	(1)	262
OCI before reclassifications	416		—	(66)	27	—	377
Amounts reclassified from AOCI	(9)		(1)	—	—	—	(10)
Total OCI	407		(1)	(66)	27	—	367
Balance, December 31, 2020	983	(1)	5	(204)	(154)	(1)	629
OCI before reclassifications	(222)		—	36	(13)	—	(199)
Amounts reclassified from AOCI	(443)		(1)	17	—	—	(427)
Total OCI	(665)		(1)	53	(13)	—	(626)
Balance, December 31, 2021	$318	(1)	$4	$(151)	$(167)	$(1)	$3
(1) Includes nil, nil and $1 million of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of December 31, 2021, 2020 and 2019, respectively.
For the years ended December 31, 2021, 2020 and 2019, the Company repurchased a total of 7.1 million shares, 8.4 million shares and 13.4 million shares, respectively, of its common stock for an aggregate cost of $1.8 billion, $1.3 billion and $1.9 billion, respectively.

In April 2017, the Company's Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through June 30, 2019, which was exhausted in the second quarter of 2019. In February 2019, the Company’s Board of Directors authorized an additional repurchase up to $2.5 billion of the Company’s common stock through March 31, 2021, which was exhausted in the fourth quarter of 2020. In August 2020, the Company’s Board of Directors authorized an additional expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through September 30, 2022. As of December 31, 2021, the Company had $432 million remaining under this share repurchase authorization. On January 26, 2022, the Company’s Board of Directors authorized an additional $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024.
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
For the years ended December 31, 2021, 2020 and 2019, the Company reacquired 0.3 million shares, 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $69 million, $52 million and $34 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the years ended December 31, 2021, 2020 and 2019, the Company reacquired 1.3 million shares, 1.5 million shares and 0.7 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $306 million, $263 million and $106 million, respectively.
For the years ended December 31, 2021, 2020 and 2019, the Company reissued 0.4 million, 0.5 million and 0.7 million, respectively, treasury shares for restricted stock award grants, performance share units, and issuance of shares vested under advisor deferred compensation plans.
22.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Numerator:
Net income	$2,760	$1,534	$1,893

Denominator:
Basic: Weighted-average common shares outstanding	117.3	123.8	134.1
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.7	1.9	1.9
Diluted: Weighted-average common shares outstanding	120.0	125.7	136.0

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$23.53	$12.39	$14.12
Diluted	$23.00	$12.20	$13.92
The calculation of diluted earnings per share excludes the incremental effect of nil, nil and $1.0 million options as of December 31, 2021, 2020 and 2019, respectively, due to their anti-dilutive effect.
23. Regulatory Requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s subsidiaries. As of December 31, 2021, the aggregate amount of unrestricted net assets was approximately $1.9 billion.
Insurance subsidiaries
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
State insurance statutes contain limitations as to the amount of dividends that insurers may make without providing prior notification to state regulators. For RiverSource Life, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned surplus aggregated $175 million and $1.3 billion as of December 31, 2021 and 2020, respectively.
In addition, dividends whose fair market value, together with that of other dividends made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $3.4 billion and $4.8 billion as of December 31, 2021 and 2020, respectively. On February 23, 2022, RiverSource Life’s Board of Directors declared a cash dividend of $300 million to Ameriprise Financial, Inc., payable on or after March 25, 2022, pending approval by the Minnesota Department of Commerce.
Statutory net gain from operations and net income are summarized as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
RiverSource Life
Statutory net gain from operations	$1,366	$1,393	$1,505
Statutory net income	253	1,582	786
Government debt securities of $5 million and $4 million as of December 31, 2021 and 2020, respectively, held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.
Broker-dealer subsidiaries
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

The following table presents the net capital position of both AEIS and AFS:

	December 31,
	2021	2020
	(in millions, except percentages)
AEIS
Net capital as a percent of aggregate debit items	10.58%	9.51%

Net capital	$155	$122
Less: required net capital	29	25
Excess net capital	$126	$97

AFS
Net capital	$103	$134
Less: required net capital	—	—
Excess net capital	$103	$134
Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the Minnesota Department of Commerce.
Bank subsidiary
The Company is a savings and loan holding company that is subject to various banking regulations. However, the Company is not currently subject to the risk-based capital requirements of the Federal Reserve Bank because it is substantially engaged in insurance activities.
Ameriprise Bank, FSB (“Ameriprise Bank”) is subject to regulation by the Comptroller of Currency (“OCC”) and the Federal Deposit Insurance Corporation in its role as insurer of its deposits. Ameriprise Bank is required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 Capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CEIT”) to risk-weighted assets. Ameriprise Bank calculates these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and Ameriprise Bank’s internal capital policies. Ameriprise Bank’s requirements to maintain adequate capital ratios in relation to its risk weighted asset levels could affect its ability to take capital actions, such as the payment of dividends. As of December 31, 2021, Ameriprise Bank’s capital levels exceeded the capital conservation buffer requirement and was categorized as “well-capitalized.” To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” Ameriprise Bank must maintain minimum CEIT, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table:

Regulatory Capital	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in millions, except percentages)
At December 31, 2021
Common equity Tier 1 capital	$853	29.54%	$130	4.50%	$188	6.50%
Tier 1 capital	853	29.54	173	6.00	231	8.00
Total capital	855	29.60	231	8.00	289	10.00
Tier 1 leverage	853	7.24	471	4.00	589	5.00

At December 31, 2020
Common equity Tier 1 capital	$657	12.08%	$245	4.50%	$353	6.50%
Tier 1 capital	657	12.08	326	6.00	435	8.00
Total capital	658	12.10	435	8.00	543	10.00
Tier 1 leverage	657	8.36	314	4.00	393	5.00

Other subsidiaries
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $5.3 billion and $6.8 billion as of December 31, 2021 and 2020, respectively. ACC had qualified assets of $5.7 billion and $7.2 billion as of December 31, 2021 and 2020, respectively.
Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the Minnesota Department of Commerce.
Required capital for Threadneedle and BMO Global Asset Management (EMEA) is predominantly based on the requirements specified by its regulator, the Financial Conduct Authority (“FCA”), under its Capital Adequacy Requirements for asset managers.
24.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Current income tax
Federal	$551	$527	$531
State and local	79	63	80
Foreign	47	28	36
Total current income tax	677	618	647

Deferred income tax
Federal	(62)	(309)	(297)
State and local	(3)	(16)	(13)
Foreign	(22)	4	2
Total deferred income tax	(87)	(321)	(308)
Total income tax provision	$590	$297	$339
The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
United States	$3,126	$1,685	$2,045
Foreign	224	146	187
Total	$3,350	$1,831	$2,232
The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rates of 21% were as follows:

	Years Ended December 31,
	2021	2020	2019
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
Low income housing tax credits	(2.0)	(4.3)	(3.6)
State taxes, net of federal benefit	1.8	2.1	2.4
Incentive compensation	(1.6)	(1.4)	—
Dividends received deduction	—	(2.1)	(1.8)
Foreign tax credits, net of addback	—	—	(2.2)
Other, net	(1.6)	0.9	(0.6)
Income tax provision	17.6%	16.2%	15.2%

The increase in the Company’s effective tax rate for the year ended December 31, 2021 compared to 2020 is primarily the result of a decrease in the dividends received deduction and low income housing tax credits, partially offset by various other adjustments.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2021 and 2020. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within Other assets or Other liabilities, were as follows:

	December 31,
	2021	2020
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$1,996	$1,618
Deferred compensation	586	493
Right of use lease liability	73	60
Postretirement benefits	—	65
Other	106	51
Gross deferred income tax assets	2,761	2,287
Less: valuation allowance	32	15
Total deferred income tax assets	2,729	2,272

Deferred income tax liabilities
Investment related	565	253
Deferred acquisition costs	481	435
Intangible assets	209	124
Net unrealized gains on Available-for-Sale securities	113	295
Depreciation expense	89	99
Goodwill	77	70
Right of use lease asset	62	54
Deferred sales inducement costs	—	44
Other	45	18
Gross deferred income tax liabilities	1,641	1,392
Net deferred income tax assets	$1,088	$880
Included in the Company’s deferred income tax assets are tax benefits primarily related to state net operating losses of $12 million, net of federal benefit, which will expire beginning December 31, 2022 and foreign net operating losses of $42 million. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $11 million, state deferred tax assets of $3 million and foreign deferred tax assets of $18 million; therefore, a valuation allowance of $32 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2021	2020	2019
	(in millions)
Balance at January 1	$110	$100	$92
Additions based on tax positions related to the current year	21	11	15
Reductions based on tax positions related to the current year	(1)	(1)	—
Additions for tax positions of prior years	5	10	39
Reductions for tax positions of prior years	(8)	(4)	(17)
Reductions due to lapse of statute of limitations	(1)	(5)	—
Audit settlements	(1)	(1)	(29)
Balance at December 31	$125	$110	$100
If recognized, approximately $95 million, $80 million and $67 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2021, 2020, and 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $50 million to $60 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil, a net increase of $2 million, and a net decrease of $2 million, in interest and penalties for the years ended December 31, 2021, 2020, and 2019, respectively. As of both December 31, 2021 and 2020, the Company had a payable of $10 million related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The IRS is currently auditing the Company’s U.S. income tax returns for 2016 through 2020. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2019.
25. Retirement Plans and Profit Sharing Arrangements
Defined Benefit Plans
Pension Plans and Other Postretirement Benefits
The Company’s U.S. non-advisor employees who were hired prior to April of 2019 are generally eligible for the Ameriprise Financial Retirement Plan (the “Retirement Plan”), a noncontributory defined benefit plan which is a qualified plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). However, effective April 2020, the Company no longer enrolled new employees in the Retirement Plan. Funding of costs for the Retirement Plan complies with the applicable minimum funding requirements specified by ERISA and is held in a trust. The Retirement Plan is a cash balance plan by which the employees’ accrued benefits are based on notional account balances, which are maintained for each individual. Each pay period these balances are credited with an amount equal to a percentage of eligible compensation as defined by the Retirement Plan (which includes, but is not limited to, base pay, performance based incentive pay, commissions, shift differential and overtime). The percentage ranges from 2.5% to 10% depending on several factors including years of service as of April 2020 and will no longer increase with more years of service. Employees’ balances are also credited with a fixed rate of interest that is updated each January 1 and is based on the average of the daily five-year U.S. Treasury Note yields for the previous October 1 through November 30, with a minimum crediting rate of 5%. Employees are fully vested after 3 years of service or upon retirement at or after age 65, disability or death while employed. Employees have the option to receive annuity payments or a lump sum payout of vested balance at termination or retirement. The Retirement Plan’s year-end is September 30.
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
The Company also sponsors unfunded defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. On December 31, 2016, the access to retiree health care coverage was closed to all active employees who had previously met the qualification requirements. Instead, only existing retirees, as of January 1, 2017, qualifying for the plan and electing coverage will be provided a fixed amount to subsidize health care insurance purchased through other providers. Net periodic postretirement benefit costs were not material for the years ended December 31, 2021, 2020 and 2019.
Most employees outside the U.S. are covered by local retirement plans, some of which are funded, while other employees receive payments at the time of retirement or termination under applicable labor laws or agreements.
As part of the acquisition of the BMO Global Asset Management (EMEA) business, some employees are covered by legacy pension plans. All plans are closed to new participants. The plans provide benefits calculated using salary data of the participants. The plans are based on final salary payments and benefits are adjusted in line with plan rules (e.g. in line with price inflation in the U.K.) once in payment during retirement. The level of benefits provided depends on the member’s length of service and pensionable salary at retirement date or date of termination if earlier.

All components of the net periodic benefit cost are recorded in General and administrative expense and were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Service cost	$45	$45	$44
Interest cost	21	29	36
Expected return on plan assets	(57)	(55)	(53)
Amortization of prior service credits	(2)	(2)	—
Amortization of net loss	23	15	5
Other	5	7	8
Net periodic benefit cost	$35	$39	$40
The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.
The following table provides a reconciliation of changes in the benefit obligation:

	Pension Plans		Other Postretirement Plans
	2021	2020	2021	2020
	(in millions)
Benefit obligation, January 1	$1,271	$1,111	$14	$14
Service cost	45	45	—	—
Interest cost	21	29	—	—
Plan change	7	—	—	—
Benefits paid	(12)	(10)	(1)	(1)
Actuarial (gain) loss	16	117	—	1
Acquisitions	498	—	—	—
Settlements	(27)	(30)	—	—
Foreign currency rate changes	(4)	9	—	—
Benefit obligation, December 31	$1,815	$1,271	$13	$14
The actuarial losses for pension plans for 2021 and 2020 were primarily due to a decrease in the discount rate assumption as of December 31, 2021 and 2020, respectively.
The following table provides a reconciliation of changes in the fair value of assets:

	Pension Plans
	2021	2020
	(in millions)
Fair value of plan assets, January 1	$905	$838
Actual return on plan assets	121	67
Employer contributions	14	31
Benefits paid	(12)	(10)
Acquisitions	586	—
Settlements	(27)	(30)
Foreign currency rate changes	(4)	9
Fair value of plan assets, December 31	$1,583	$905
The Company complies with the minimum funding requirements in all countries. The following table provides the amounts recognized in the Consolidated Balance Sheets as of December 31, which equal the funded status of the plans:

	Pension Plans		Other Postretirement Plans
	2021	2020	2021	2020
	(in millions)
Benefit liability	$(339)	$(366)	$(13)	$(14)
Benefit asset	107	—	—	—
Net amount recognized	$(232)	$(366)	$(13)	$(14)

The accumulated benefit obligation for all pension plans as of December 31, 2021 and 2020 was $1.8 billion and $1.2 billion, respectively. The following table provides information for pension plans with benefit obligations in excess of plan assets:

	December 31,
	2021	2020
	(in millions)
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$1,769	$1,211
Fair value of plan assets	1,583	905
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$1,815	$1,271
Fair value of plan assets	1,583	905
The weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Other Postretirement Plans
	2021	2020	2021	2020

Discount rates	2.46%	2.16%	2.01%	2.01%
Rates of increase in compensation levels	3.72	3.96	N/A	N/A
Interest crediting rates for cash balance plans	5.00	5.00	N/A	N/A
The weighted average assumptions used to determine net periodic benefit cost of pension plans were as follows:

	2021	2020	2019

Discount rates	2.33%	2.97%	4.00%
Rates of increase in compensation levels	5.21	4.01	4.25
Expected long-term rates of return on assets	6.58	7.14	7.18
Interest crediting rates for cash balance plans	5.00	5.00	5.00
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
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds which are 70% equity securities and 30% debt securities and additional voluntary contribution assets outside the U.S. which are allocated at the discretion of the individual and will be converted at retirement into the defined benefit pension plan. In addition, pension plan assets acquired in the acquisition of the BMO Global Asset Management (EMEA) business include target portfolio allocations of approximately 90% collective funds investing primarily in debt securities, equity securities, and certain derivatives, either directly or through other collective funds and 10% to a growth portfolio primarily investing in private equity hedge fund investments. Actual allocations will generally be within 5% of these targets. As of December 31, 2021, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company’s pension plan assets measured at fair value on a recurring basis:

Asset Category	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. small cap stocks	$102	$—	$—	$102
Non-U.S. large cap stocks	41	—	—	41
Debt securities:
U.S. investment grade bonds	45	21	—	66
Non-U.S. investment grade bonds	17	—	—	17
Insurance contracts	—	—	41	41
Cash equivalents at NAV				20	(1)
Collective investment funds at NAV				984	(1)
Real estate investment trusts at NAV				24	(1)
Hedge funds at NAV				62	(1)
Pooled pension funds at NAV				226	(1)
Total	$205	$21	$41	$1,583

	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. large cap stocks	$119	$—	$—	$119
U.S. small cap stocks	80	—	—	80
Non-U.S. large cap stocks	36	—	—	36
Debt securities:
U.S. investment grade bonds	47	21	—	68
Non-U.S. investment grade bonds	18	—	—	18
Cash equivalents at NAV				25	(1)
Collective investment funds at NAV				289	(1)
Real estate investment trusts at NAV				20	(1)
Hedge funds at NAV				32	(1)
Pooled pension funds at NAV				218	(1)
Total	$300	$21	$—	$905
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
The fair value of equity securities using quoted prices in active markets is classified as Level 1. Level 1 debt securities include U.S. Treasuries and actively traded mutual funds. Level 2 debt securities include mortgage and asset backed securities, agency securities and corporate debt securities. The fair value of the Level 2 securities is determined based on a market approach using observable inputs. Insurance contracts of $41 million acquired during the year ended December 31, 2021 support certain non-U.S. plans and are classified as Level 3.

The amounts recognized in AOCI, net of tax, as of December 31, 2021 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $160 million, an unrecognized prior service credit of $9 million, and a currency exchange rate adjustment of $2 million related to the Company’s pension plans. The Company’s other postretirement plans included an unrecognized actuarial gain of $2 million and an unrecognized prior service credit of nil as of December 31, 2021. See Note 21 for a rollforward of AOCI related to the Company’s defined benefit plans.
The Company’s pension plans expect to make benefit payments to retirees as follows:

	Pension Plans	Other Postretirement Plans
	(in millions)
2022	$64	$2
2023	79	1
2024	76	1
2025	79	1
2026	80	1
2027-2031	451	5
The Company expects to contribute $50 million and nil to its pension plans and other postretirement plans, respectively, in 2022.
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
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $59 million, $55 million and $56 million in 2021, 2020 and 2019, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $8 million, $7 million and $6 million in 2021, 2020 and 2019, respectively.
26. Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2021	2020
	(in millions)
Commercial mortgage loans	$48	$18
Affordable housing and other real estate partnerships	9	12
Property funds	38	17
Private funds	—	9
Pledged asset lines of credit	919	342
Consumer lines of credit	—	1
Total funding commitments	$1,014	$399
Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2021, these guarantees range from 1% to 5%.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both December 31, 2021 and 2020, the estimated liability was $12 million. As of both December 31, 2021 and 2020, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
The Asset Management segment provides investment management, advice and products to retail, high net worth and institutional clients on a global scale through the Columbia Threadneedle Investments® brand (including the newly acquired BMO Global Asset Management (EMEA) business), which represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (“Columbia Management”) and Threadneedle, which is integrating the newly acquired BMO Global Asset Management (EMEA) business. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. Additional subsidiaries beyond Columbia Management and Threadneedle are also included in our Asset Management segment. The Company offers U.S. retail clients with a range of products through both unaffiliated third party financial institutions and the Advice & Wealth Management segment. The Company provides institutional products and services through its institutional sales force. Retail products for non-U.S. investors are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, CLOs, hedge fund or alternative strategies, collective funds and property and infrastructure funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. The Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management and Retirement & Protection Solutions segments.
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
The Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in the Company’s subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes the results of the Company’s closed block long term care business. The Corporate & Other segment also includes revenues and expenses of consolidated investment entities, which are excluded on an operating basis. Beginning in the first quarter of 2019, the results of AAH, which had been reported as part of the Protection segment, were reflected in the Corporate & Other segment. The Company sold AAH on October 1, 2019. Beginning in the third quarter of 2020, the Company moved the fixed annuities and fixed indexed annuities business to the Corporate & Other segment as a closed block. Revenues for the Company’s fixed deferred annuity products are primarily earned as net investment income on the RiverSource Life companies’ general account assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. Prior periods presented have been restated to reflect the changes from the segment restructuring.
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2021	2020
	(in millions)
Advice & Wealth Management	$24,986	$21,266
Asset Management	10,990	8,406
Retirement & Protection Solutions	119,469	114,850
Corporate & Other	20,534	21,361
Total assets	$175,979	$165,883

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$8,021	$6,675	$6,599
Asset Management	3,682	2,891	2,913
Retirement & Protection Solutions	3,244	3,094	3,123
Corporate & Other	487	546	1,477
Elimination of intersegment revenues (1)	(1,573)	(1,377)	(1,402)
Total segment adjusted operating net revenues	13,861	11,829	12,710
Net realized gains (losses)	90	(11)	(14)
Revenue attributable to consolidated investment entities	107	71	88
Market impact on non-traditional long-duration products, net	38	10	—
Mean reversion related impacts	1	—	—
Market impact of hedges on investments	(22)	—	(35)
Block transfer reinsurance transaction impacts	(644)	—	8
Integration and restructuring charges	—	—	(3)
Gain on disposal of business	—	—	213
Total net revenues per consolidated statements of operations	$13,431	$11,899	$12,967
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2021, 2020 and 2019 in each segment as follows: Advice and Wealth Management ($1,043, $893 and $924, respectively); Asset Management ($50, $53 and $55, respectively); Retirement & Protection Solutions ($478, $433 and $429, respectively); and Corporate & Other ($2, $(2) and $(6), respectively).

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$1,743	$1,321	$1,509
Asset Management	1,096	697	661
Retirement & Protection Solutions	735	480	724
Corporate & Other	(270)	(369)	(286)
Total segment adjusted operating earnings	3,304	2,129	2,608
Net realized gains (losses)	87	(10)	(12)
Net income (loss) attributable to consolidated investment entities	(4)	4	1
Market impact on non-traditional long-duration products, net	(656)	(375)	(591)
Mean reversion related impacts	152	87	57
Market impact of hedges on investments	(22)	—	(35)
Block transfer reinsurance transaction impacts	521	—	8
Integration and restructuring charges	(32)	(4)	(17)
Gain on disposal of business	—	—	213
Pretax income per consolidated statements of operations	$3,350	$1,831	$2,232
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2021.
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
On November 8, 2021, the Company completed its acquisition of the BMO Global Asset Management (EMEA) business. Consistent with guidance issued by the Securities and Exchange Commission staff that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded the BMO Global Asset Management (EMEA) business from its assessment of the effectiveness of the Company’s internal control over financial reporting. Total assets and net revenues of $789 million and $60 million excluded from management’s assessment constitute less than 1% of the Company’s consolidated total assets as of December 31, 2021 and less than 1% of consolidated net revenues for the fiscal year ended December 31, 2021. Management’s basis for exclusion included the size and complexity of the acquired business, the timing between acquisition and fiscal year end, and expected integration plans during the fiscal year ending December 31, 2022.
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The following portions of the Proxy Statement are incorporated herein by reference:
•information included under the caption “Corporate Governance-Item 1-Election of the Eight Director Nominees”;
•information included under the caption “Voting Information-Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business by Shareholders”;
•information under the caption “Corporate Governance-Corporate Governance Documents and Policies-Codes of Conduct”;
•information under the caption “Corporate Governance-Item 1-Election of the Eight Director Nominees-Board Composition”;
•information included under the caption “Corporate Governance-Committees of the Board-Membership on Board Committees”;
•information included under the caption “Corporate Governance-Committees of the Board-Audit and Risk Committee”;
•information included under the caption “Corporate Governance-Committees of the Board-Audit and Risk Committee-Audit and Risk Committee Financial Experts”; and
•information under the caption “Delinquent Section 16(a) Reports”, if applicable.
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
*James M. Cracchiolo-Chairman and Chief Executive Officer, Ameriprise Financial
Mr. Cracchiolo (63) has been our Chairman and Chief Executive Officer since September 2005 when the Company completed its spinoff from American Express. Prior to his current role, Mr. Cracchiolo held a number of senior-level positions at American Express, including group president of American Express Global Financial Services (2000 - 2005); CEO and president of American Express Financial Corporation (AEFC) (2000 - 2005) and chairman of AEFC (2001 - 2005); chairman of American Express Bank Ltd. (2000 - 2005); president and CEO of Travel Related Services International (TRS) (1998 - 2003); president of Global Network Services (1997 -1998); senior vice president of TRS Quality, Global Reengineering (1993 - 1997); and executive vice president and chief financial officer of Shearson Lehman Brothers (then a unit of American Express) (1990 -1993). In addition, Mr. Cracchiolo previously served on the boards of directors of the American Council of Life Insurers, the Financial Services Roundtable and on the board of advisors to the March of Dimes Foundation.
*Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (79) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.
Kelli A. Hunter Petruzillo-Executive Vice President of Human Resources
Ms. Hunter Petruzillo (60) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter Petruzillo served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter Petruzillo was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
*John R. Hutt-Senior Vice President-Corporate Finance, Controller (Principal Accounting Officer)
Mr. Hutt (47) has been our Controller since June 2019 and Senior Vice President - Corporate Finance since August 2016. Prior to joining Ameriprise in 2006, Mr. Hutt held roles at KPMG LLP and RBC Capital Markets. He has a Bachelor of Science degree in Accounting from the University of Minnesota and an MBA from the University of Notre Dame. He holds Certified Public Accountant (CPA) - inactive and Chartered Financial Analyst (CFA) designations.
Deirdre D. McGraw-Executive Vice President-Marketing, Corporate Communications and Community Relations
Ms. McGraw (51) has been our Executive Vice President-Marketing, Corporate Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.

*Gerard Smyth-Executive Vice President and Chief Information Officer
In August 2020, Mr. Smyth (60) became Chief Information Officer. Prior to that date, Mr. Smyth served as Executive Vice President-Technology for Ameriprise’s AWM Business since August 2013. Prior to joining Ameriprise in 2002, he held senior delivery and architectural roles with American Express, the Australian Stock Exchange and Qantas Airways. He has a bachelor’s degree in electronics engineering from Imperial College London and an MBA from the University of Sydney.
*Karen Wilson Thissen-Executive Vice President and General Counsel
Ms. Wilson Thissen (55) has been our Executive Vice President and General Counsel since January 2017. Prior to that, Ms. Wilson Thissen served as our Executive Vice President and Deputy General Counsel since January 2014 and in other positions within the Company since November 2004. Before joining the Company, Ms. Wilson Thissen was a partner at the law firm Faegre & Benson LLP (now Faegre Drinker Biddle & Reath).
Patrick H. O’Connell-Executive Vice President, Ameriprise Advisor Group
Mr. O'Connell (52) has been our Executive Vice President of the Ameriprise Advisor Group since February 2013. Prior to that, he was Senior Vice President for the employee advisor business in the eastern half of the United States and in other senior leadership positions within the company before that. Mr. O'Connell earned his M.B.A. and B.S. from Widener University.
*Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (60) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice & Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is on the board of directors of the Securities Industry and Financial Markets Association and the American Securities Association.
Bill Williams-Executive Vice President, Ameriprise Franchise Group
Bill Williams (54) has been our Executive Vice President, Ameriprise Franchise Group since February 2013. Mr. Williams joined Ameriprise in 1989 as an advisor. Mr. Williams has held a number of management roles within Ameriprise before assuming his current position. Mr. Williams is a graduate of Bentley University with a B.A. in Finance.
*Gumer Alvero-President-Insurance & Annuities
Mr. Alvero (54) has been our President - Insurance and Annuities since February 2022. Mr. Alvero previously served as Executive Vice President and General Manager -Insurance and Annuities from April 2021 to February 2022 and Executive Vice President and General Manager - Annuities from April 2010 to April 2021. Mr. Alvero joined Ameriprise in 1989. He earned a bachelor of science in business from the University of Minnesota.
Scott E. Couto-Head of North America
Mr. Couto (52) has been our Head of North America for Columbia Threadneedle Investments since February 2018. He was previously President of Fidelity Institutional Asset Management and held executive positions across distribution, product and marketing at Fidelity Investments. Mr. Couto joined Fidelity in 2009 from Evergreen Investments. Prior to that, he was with Liberty Funds, a predecessor fund family of Columbia. Mr. Couto received a degree in finance and investments from Babson College and holds the Chartered Financial Analyst (CFA) designation.
* William Davies-Executive Vice President and Global Chief Investment Officer
Mr. Davies (58) has been our Executive Vice President and Global Chief Investment Officer since February 2022. Mr. Davies previously served as Global Head of Equities from July 2017 until January 2022. Mr. Davies joined Threadneedle Asset Management Limited at its inception in 1994 and previously held roles as head of EMEA equities, head of global equities and head of European equities. He has been a member of the investment community since 1985 and earned a B.A. in economics from Exeter University.
Nick Ring-Chief Executive Officer, EMEA
Mr. Ring (56) has been our Chief Executive Officer, EMEA since September 2019. He was previously the Global Head of Distribution at Jupiter Asset Management, a U.K.-based fund management group, from September 2015 to August 2019. Prior to that, Mr. Ring worked at Columbia Threadneedle in various product and distribution roles from 2008 to 2014, including most recently as Global Head of Product in 2014. Mr. Ring has a LLB (Hons) degree from the University of Reading and held various roles at Northern Trust, KPMG, Gartmore Fund Managers and Prudential earlier in his career.
*William F. Truscott-CEO-Global Asset Management
Mr. Truscott (61) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares

Equity compensation plans approved by security holders	5,201,157	(1)	$145.79	8,934,371
Equity compensation plans not approved by security holders	2,959,044	(2)	—	5,544,867	(3)
Total	8,160,201		$145.79	14,479,238
(1) Includes 1,878,075 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B.
(2) Includes 2,959,044 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. For additional information on the Company’s equity compensation plans see Note 20 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
(3) Consists of 3,258,635 shares of common stock issuable under the terms of the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, 1,121,764 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 1,164,468 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
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
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Ratification of the Audit and Risk Committee’s Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2022, “-Independent Registered Public Accounting Firm

Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” in the Proxy Statement is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The information required herein has been provided in Item 8, which is incorporated herein by reference.
2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(b): Schedule I-Condensed Financial Information of Registrant (Parent Company Only)
	Condensed Statements of Operations – December 31, 2021, 2020 and 2019	162
	Condensed Balance Sheets - December 31, 2021 and 2020	163
	Condensed Statements of Cash Flows – December 31, 2021, 2020 and 2019	164
	Notes to Condensed Financial Information of Registrant	165
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

4.3	Indenture dated as of October 5, 2005, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3, File No. 333-128834, filed on October 5, 2005).
4.4	Indenture dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.A to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.5	Junior Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.C to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.6	Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.B to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
10.1	Tax Allocation Agreement by and between American Express and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.2†	Ameriprise Financial 2005 Incentive Compensation Plan, as amended and restated effective April 30, 2014 (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Shareholders held on April 30, 2014, File No. 001-32525, filed on March 17, 2014).
10.3†	Ameriprise Financial Deferred Compensation Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).

Exhibit	Description

10.4†	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective October 3, 2017 (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 23, 2018).
10.5†	Form of Ameriprise Financial 2005 Incentive Compensation Plan Master Agreement for Substitution Awards (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).
10.6†	Ameriprise Financial Form of Award Certificate — Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.7†	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8†	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.9†	Ameriprise Financial Form of Agreement — Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.10†	Ameriprise Financial Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 10, 2021).
10.11*†	Ameriprise Financial Performance Cash Unit Plan Supplement to the Long Term Incentive Award Program Guide.
10.12†	Ameriprise Financial Form of Award Certificate — Performance Cash Unit Plan Award (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.13*†	Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide.
10.14†	Ameriprise Financial Form of Award Certificate — Performance Share Unit Plan Award (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.15†	Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective December 3, 2014 (incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K File No. 1-32525, filed on February 24, 2015).
10.16†	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).
10.17†	Ameriprise Financial Senior Executive Severance Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
10.18†	Restricted Stock Awards in lieu of Key Executive Life Insurance Program (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on November 18, 2005).
10.19†	Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer, General Counsel and Principal Accounting Officer and any other officers designated by the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2012).
10.20†	Ameriprise Financial 2008 Employment Incentive Equity Award Plan, as amended and restated effective November 20, 2018 (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K, File Co. 1-32525, filed on February 27, 2019).
10.21†	Ameriprise Advisor Group Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.22†
Ameriprise Financial Annual Incentive Award Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2018).

10.23	Fourth Amended and Restated Credit Agreement, dated as of June 11, 2021, among Ameriprise Financial, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and Credit Suisse AG, New York Branch, Goldman Sachs Bank USA, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., U.S. Bank National Association and BMP Harris Bank N.A. as Co-Documentation Agents, and Wells Fargo Securities, LLC, BofA Securities, Inc. and CitiBank, N,A. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on June 11, 2021).
10.24*†	Threadneedle Deferral Plan (as amended and restated effective January 1, 2018).
10.25*†	First Amendment to the Threadneedle Deferral Plan (effective December 6, 2018).
10.26*†	Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan.
10.27*†	Form of Deferred Stock Unit Award - Threadneedle Deferral Plan.
13*	Portions of the Ameriprise Financial, Inc. 2021 Annual Report to Shareholders, which are furnished solely for the information of the SEC and are not to be deemed “filed.”
21*	Subsidiaries of Ameriprise Financial, Inc.
23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

Exhibit	Description

24*	Powers of attorney
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Balance Sheets at December 31, 2021 and 2020; (iv) Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule I - Condensed Financial Information of Registrant (Parent Only).
104	The cover page from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
† Management contract or compensation plan or arrangement
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
Registrant

Date:	February 25, 2022	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 25, 2022	By	/s/ James M. Cracchiolo
James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)

Date:	February 25, 2022	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 25, 2022	By	/s/ John R. Hutt
John R. Hutt Senior Vice President and Controller (Principal Accounting Officer)

Date:	February 25, 2022	By	/s/ Dianne Neal Blixt*
Dianne Neal Blixt Director

Date:	February 25, 2022	By	/s/ Amy DiGeso*
Amy DiGeso Director

Date:	February 25, 2022	By	/s/ Lon R. Greenberg*
Lon R. Greenberg Director

Date:	February 25, 2022	By	/s/ Jeffrey Noddle*
Jeffrey Noddle Director

Date:	February 25, 2022	By	/s/ Robert F. Sharpe, Jr.*
Robert F. Sharpe, Jr. Director

Date:	February 25, 2022	By	/s/ Brian T. Shea*
Brian T. Shea Director

Date:	February 25, 2022	By	/s/ W. Edward Walter*
W. Edward Walter Director

Date:	February 25, 2022	By	/s/ Christopher J. Williams*
Christopher J. Williams Director

*By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer
*Walter S. Berman, by signing his name hereto on the 25th day of February, 2022 does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors as Exhibit 24 to this Form 10-K, all in the capacities and on the date stated, such persons being the majority of the Directors of the Registrant.

Schedule I - Condensed Financial Information of Registrant
(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2021	2020	2019
	(in millions)
Revenues
Management and financial advice fees	$—	$—	$(1)
Net investment income	27	23	9
Other revenues	9	15	14
Gain on disposal of business	—	—	213
Total revenues	36	38	235
Banking and deposit interest expense	2	3	9
Total net revenues	34	35	226

Expenses
Benefits, claims, losses and settlement expenses	—	—	49
Distribution expenses	7	12	24
Interest and debt expense	102	105	126
General and administrative expense	258	198	244
Total expenses	367	315	443
Pretax loss before equity in earnings of subsidiaries	(333)	(280)	(217)
Income tax provision (benefit)	157	(87)	(38)
Loss before equity in earnings of subsidiaries	(490)	(193)	(179)
Equity in earnings of subsidiaries, net of tax	3,250	1,727	2,072
Net income	2,760	1,534	1,893
Other comprehensive income (loss), net of tax	(626)	367	553
Total comprehensive income	$2,134	$1,901	$2,446
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheets (Parent Company Only)
	December 31,
	2021	2020
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$827	$1,071
Investments	905	877
Loans to subsidiaries	483	247
Due from subsidiaries	242	497
Receivables	4	2
Land, buildings, equipment, and software, net of accumulated depreciation of $973 and $929, respectively	193	208
Investments in subsidiaries	7,010	7,153
Other assets	1,308	1,334
Total assets	$10,972	$11,389

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$1,118	$936
Due to subsidiaries	83	60
Borrowings from subsidiaries	446	494
Long-term debt	2,829	2,831
Other liabilities	811	1,201
Total liabilities	5,287	5,522

Shareholders’ Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 334,828,117 and 332,390,132, respectively)	3	3
Additional paid-in capital	9,220	8,822
Retained earnings	17,525	15,292
Treasury shares, at cost (223,967,107 and 215,624,519 shares, respectively)	(21,066)	(18,879)
Accumulated other comprehensive income (loss), net of tax, including amounts applicable to equity investments in subsidiaries	3	629
Total shareholders’ equity	5,685	5,867
Total liabilities and equity	$10,972	$11,389
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2021	2020	2019
	(in millions)
Cash Flows from Operating Activities
Net income	$2,760	$1,534	$1,893
Equity in earnings of subsidiaries	(3,250)	(1,727)	(2,072)
Dividends received from subsidiaries	4,027	2,018	2,721
Gain on disposal of business before affinity partner payment	—	—	(313)
Other operating activities, primarily with subsidiaries	343	282	596
Net cash provided by (used in) operating activities	3,880	2,107	2,825

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	922	—
Maturities, sinking fund payments and calls	93	161	204
Purchases	(82)	(15)	(1,153)
Proceeds from sale of other investments	1	—	6
Purchase of other investments	(16)	(12)	(12)
Proceeds from sale of land, buildings, equipment and software	1	2	—
Purchase of land, buildings, equipment and software	(28)	(54)	(42)
Proceeds from disposal of business	—	—	1,138
Contributions to subsidiaries	(1,291)	(416)	(368)
Return of capital from subsidiaries	39	131	18
Repayment of loans from subsidiaries	2,701	3,288	2,468
Issuance of loans to subsidiaries	(2,937)	(3,174)	(2,457)
Acquisition of surplus loans to subsidiaries	—	(500)	—
Other, net	—	—	(65)
Net cash provided by (used in) investing activities	(1,519)	333	(263)

Cash Flows from Financing Activities
Dividends paid to shareholders	(511)	(497)	(504)
Repurchase of common shares	(2,030)	(1,441)	(1,943)
Cash paid for purchased options with deferred premiums	—	—	(107)
Issuance of long-term debt, net of issuance costs	4	496	497
Repayments of long-term debt	(9)	(762)	(313)
Borrowings from subsidiaries	244	871	132
Repayments of borrowings from subsidiaries	(403)	(751)	(79)
Exercise of stock options	1	3	3
Other, net	99	(18)	6
Net cash provided by (used in) financing activities	(2,605)	(2,099)	(2,308)
Net increase (decrease) in cash and cash equivalents	(244)	341	254
Cash and cash equivalents at beginning of year	1,071	730	476
Cash and cash equivalents at end of year	$827	$1,071	$730

Supplemental Disclosures:
Interest paid on debt	$95	$107	$123
Income taxes paid (received), net	173	26	(109)
Non-cash dividends from subsidiaries	—	—	81
Non-cash contributions to subsidiaries	52	—	—
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant (Parent Company Only)
1. Basis of Presentation
The accompanying Condensed Financial Statements include the accounts of Ameriprise Financial, Inc. (the “Parent Company”) and, on an equity basis, its subsidiaries and affiliates. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes of Ameriprise Financial, Inc. and its subsidiaries (“Ameriprise Financial”). Parent Company revenues and expenses, other than compensation and benefits and debt and interest expense, are primarily related to intercompany transactions with subsidiaries and affiliates.
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
2. Investments
On December 23, 2020, RiverSource Life Insurance Company (“RiverSource Life”) issued a $500 million unsecured 3.5% surplus note due December 31, 2050 to the Parent Company. The surplus note is subordinate in right of payment to the prior payment in full of the RiverSource Life’s obligations to policyholders, claimants and beneficiaries and all other creditors. No payment of principal or interest shall be made without the prior approval of the Minnesota Department of Commerce and such payments shall be made only from RiverSource Life’s statutory surplus. Interest payments are due semi-annually in arrears on June 30 and December 31, which commenced on June 30, 2021. Subject to the preceding conditions, RiverSource Life may prepay all or a portion of the principal at any time. The held-to-maturity investment of $500 million as of both December 31, 2021 and 2020 is recorded in Investments on the Parent Company’s Condensed Balance Sheets. For the year ended December 31, 2021, interest income was $17 million and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
In December 2018, the Parent Company invested in the residual tranche of an asset backed security structure issued by Ameriprise Advisor Financing, LLC, a subsidiary of the Parent Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with Ameriprise Financial Services, LLC (“AFS”), a subsidiary of the Parent Company. The fair value of the residual tranche was $100 million and $90 million as of December 31, 2021 and 2020, respectively, and is reported in Investments on the Parent Company’s Condensed Balance Sheets. For the years ended December 31, 2021, 2020 and 2019, interest income was $7 million, $6 million and $6 million, respectively, and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
3. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.
•As of both December 31, 2021 and 2020, Ameriprise Financial had $200 million of borrowings from the Federal Home Loan Bank of Des Moines, which is collateralized with commercial mortgage backed securities and residential mortgage backed securities.
•As of December 31, 2021, Ameriprise Financial debt included $3 million of other subsidiary lease obligations.
4. Borrowings from Subsidiaries
The Parent Company has intercompany lending arrangements with its subsidiaries. At the end of each business day, taking into consideration all legal and regulatory requirements associated with its subsidiaries, the Parent Company is entitled to draw on all funds in specified bank accounts. Repayment of all or a portion of the funds is due on demand. As of December 31, 2021 and 2020, the Company had $431 million and $334 million, respectively, available for repayment due on demand. The Parent Company also has revolving credit agreements with its subsidiaries as the borrower aggregating $1.4 billion and $1.3 billion as of December 31, 2021 and 2020, respectively, of which $15 million and $172 million was outstanding as of December 31, 2021 and 2020, respectively.
5. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of certain subsidiaries. All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial, Inc. and its consolidated subsidiaries are potential or current obligations of the Parent Company. The Parent Company has committed revolving credit agreements with its subsidiaries as the lender aggregating $366 million as of both December 31, 2021 and 2020, respectively, of which $243 million and nil was outstanding as of December 31, 2021 and 2020, respectively.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2021, 2020 and 2019, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
AFS entered into a Financial Industry Regulatory Authority approved subordinated loan agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. As of December 31, 2021, AFS had not made a demand of the principal amount.
Ameriprise Enterprise Investment Services, Inc. (“AEIS”) entered into a FINRA approved subordinated loan agreement with the Parent Company on January 25, 2017 for regulatory net capital purposes. Under this agreement, AEIS borrowed $60 million from the Parent Company with an initial term of five years to be repaid no later than January 22, 2022. Both companies have the option to renew the agreement in one year-increments in perpetuity. In January 2022, the agreement was renewed for one year extending the maturity date to January 22, 2023.
6. Subsequent Event
On February 23, 2022, RiverSource Life’s Board of Directors declared a cash dividend of $300 million to the Parent Company, payable on or after March 25, 2022, pending approval by the Minnesota Department of Commerce.