Form 10-Q
period 2022-03-31
AMERIPRISE FINANCIAL INC
filed 2022-05-02
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 22, 2022
Common Stock (par value $.01 per share)	109,904,488 shares

AMERIPRISE FINANCIAL, INC.
FORM 10-Q

AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,459	$2,102
Distribution fees	446	458
Net investment income	261	377
Premiums, policy and contract charges	368	347
Other revenues	123	71
Total revenues	3,657	3,355
Banking and deposit interest expense	2	5
Total net revenues	3,655	3,350
Expenses
Distribution expenses	1,297	1,175
Interest credited to fixed accounts	141	159
Benefits, claims, losses and settlement expenses	211	653
Amortization of deferred acquisition costs	96	5
Interest and debt expense	40	42
General and administrative expense	947	823
Total expenses	2,732	2,857
Pretax income	923	493
Income tax provision	162	56
Net income	$761	$437

Earnings per share
Basic	$6.69	$3.65
Diluted	$6.55	$3.58
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income	$761	$437
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(46)	(1)
Net unrealized gains (losses) on securities	(853)	(340)
Net unrealized gains (losses) on derivatives	1	—
Defined benefit plans	—	29
Total other comprehensive income (loss), net of tax	(898)	(312)
Total comprehensive income	$(137)	$125
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$6,623	$7,127
Cash of consolidated investment entities	119	121
Investments (allowance for credit losses: 2022, $18; 2021, $18)	36,040	35,810
Investments of consolidated investment entities, at fair value	2,177	2,184
Separate account assets	89,669	97,491
Receivables (allowance for credit losses: 2022, $51; 2021, $55)	16,193	16,205
Receivables of consolidated investment entities, at fair value	22	17
Deferred acquisition costs	2,928	2,782
Restricted and segregated cash, cash equivalents and investments	2,668	2,795
Other assets	11,084	11,444
Other assets of consolidated investment entities, at fair value	2	3
Total assets	$167,525	$175,979

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$35,225	$35,750
Separate account liabilities	89,669	97,491
Customer deposits	22,048	20,227
Short-term borrowings	200	200
Long-term debt	2,330	2,832
Debt of consolidated investment entities, at fair value	2,156	2,164
Accounts payable and accrued expenses	2,050	2,527
Other liabilities	8,691	8,966
Other liabilities of consolidated investment entities, at fair value	146	137
Total liabilities	162,515	170,294
Equity:
Common shares ($.01 par value; shares authorized, 1,250,000,000; shares issued, 335,320,837 and 334,828,117, respectively)	3	3
Additional paid-in capital	9,348	9,220
Retained earnings	18,153	17,525
Treasury shares, at cost (225,174,867 and 223,967,107 shares, respectively)	(21,599)	(21,066)
Accumulated other comprehensive income (loss), net of tax	(895)	3
Total equity	5,010	5,685
Total liabilities and equity	$167,525	$175,979
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at January 1, 2021	116,765,613	$3	$8,822	$15,292	$(18,879)	$629	$5,867
Net income	—	—	—	437	—	—	437
Other comprehensive loss, net of tax	—	—	—	—	—	(312)	(312)
Dividends to shareholders	—	—	—	(129)	—	—	(129)
Repurchase of common shares	(2,589,698)	—	—	—	(554)	—	(554)
Share-based compensation plans	1,812,356	—	160	—	33	—	193
Balances at March 31, 2021	115,988,271	$3	$8,982	$15,600	$(19,400)	$317	$5,502

Balances at January 1, 2022	110,861,010	$3	$9,220	$17,525	$(21,066)	$3	$5,685
Net income	—	—	—	761	—	—	761
Other comprehensive loss, net of tax	—	—	—	—	—	(898)	(898)
Dividends to shareholders	—	—	—	(133)	—	—	(133)
Repurchase of common shares	(1,930,235)	—	—	—	(579)	—	(579)
Share-based compensation plans	1,215,195	—	128	—	46	—	174
Balances at March 31, 2022	110,145,970	$3	$9,348	$18,153	$(21,599)	$(895)	$5,010

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash Flows from Operating Activities
Net income	$761	$437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(12)	60
Deferred income tax expense (benefit)	154	60
Share-based compensation	44	35
Net realized investment gains	(18)	(65)
Net trading (gains) losses	—	1
Loss from equity method investments	12	12
Net (gains) losses of consolidated investment entities	3	(19)
Changes in operating assets and liabilities:
Restricted and segregated investments	(124)	(315)
Deferred acquisition costs	43	(60)
Policyholder account balances, future policy benefits and claims, net	(168)	(1,050)
Derivatives, net of collateral	(4)	144
Receivables	(83)	(238)
Brokerage deposits	120	(102)
Accounts payable and accrued expenses	(461)	(163)
Current income tax, net	(27)	90
Deferred taxes, net	2	(115)
Other operating assets and liabilities of consolidated investment entities, net	8	4
Other, net	159	284
Net cash provided by (used in) operating activities	409	(1,000)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	92
Maturities, sinking fund payments and calls	2,209	2,964
Purchases	(3,972)	(3,245)
Proceeds from sales, maturities and repayments of mortgage loans	32	55
Funding of mortgage loans	(51)	(22)
Proceeds from sales, maturities and collections of other investments	15	54
Purchase of other investments	(5)	(31)
Purchase of investments by consolidated investment entities	(190)	(737)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	183	240
Purchase of land, buildings, equipment and software	(44)	(22)
Cash paid for written options with deferred premiums	—	(211)
Cash received from written options with deferred premiums	12	21
Cash paid for deposit receivables	(12)	(2)
Cash received for deposit receivables	134	21
Other, net	24	14
Net cash provided by (used in) investing activities	$(1,665)	$(809)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$733	$723
Maturities, withdrawals and cash surrenders	(835)	(1,224)
Policyholder account balances:
Deposits and other additions	285	384
Net transfers from (to) separate accounts	(57)	(60)
Surrenders and other benefits	(328)	(368)
Change in banking deposits, net	1,802	580
Cash paid for purchased options with deferred premiums	(71)	(42)
Cash received from purchased options with deferred premiums	168	306
Issuance of long-term debt	—	4
Repayments of long-term debt	(502)	(2)
Dividends paid to shareholders	(129)	(129)
Repurchase of common shares	(541)	(470)
Borrowings of consolidated investment entities	—	797
Repayments of debt by consolidated investment entities	(1)	(63)
Other, net	(6)	(3)
Net cash provided by (used in) financing activities	518	433
Effect of exchange rate changes on cash	(20)	9
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(758)	(1,367)
Cash and cash equivalents, including amounts restricted, at beginning of period	9,569	8,903
Cash and cash equivalents, including amounts restricted, at end of period	$8,811	$7,536

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$27	$30
Interest paid by consolidated investment entities	13	11
Income taxes paid, net	34	36
Leased assets obtained in exchange for operating lease liabilities	13	44
Non-cash investing activity:
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	—	17

	March 31, 2022	December 31, 2021
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$6,623	$7,127
Cash of consolidated investment entities	119	121
Restricted and segregated cash, cash equivalents and investments	2,668	2,795
Less: Restricted and segregated investments	(599)	(474)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$8,811	$9,569
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
The impact of the error was not material to the current and prior period financial statements.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 (“2021 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
2.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) proposed amendments to Accounting Standard Update No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The update removes the recognition and measurement guidance for Troubled Debt Restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, and modifies the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The update also requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments are to be applied prospectively, but entities may apply a modified retrospective transition for changes to the recognition and measurement of TDRs. For entities that have adopted Topic 326, the amendments are effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted for entities that have adopted Topic 326, including adoption in an interim period. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.
Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB updated the accounting standards to require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue for Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer is required to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with GAAP). The amendments apply to all contract assets and contract liabilities acquired in a business combination that result from contracts accounted for under the principals of Topic 606. The standard is effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of the early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The adoption of the standard is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

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

	Three Months Ended March 31, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$644	$—	$—	$644	$—	$644
Institutional	—	195	—	—	195	—	195
Advisory fees	1,191	—	—	—	1,191	—	1,191
Financial planning fees	97	—	—	—	97	—	97
Transaction and other fees	92	55	16	—	163	—	163
Total management and financial advice fees	1,380	894	16	—	2,290	—	2,290
Distribution fees:
Mutual funds	204	65	—	—	269	—	269
Insurance and annuity	221	46	95	—	362	—	362
Other products	104	—	—	—	104	—	104
Total distribution fees	529	111	95	—	735	—	735
Other revenues	53	5	—	—	58	—	58
Total revenue from contracts with customers	1,962	1,010	111	—	3,083	—	3,083
Revenue from other sources (1)	82	7	661	116	866	63	929
Total segment gross revenues	2,044	1,017	772	116	3,949	63	4,012
Banking and deposit interest expense	(2)	—	—	—	(2)	—	(2)
Total segment net revenues	2,042	1,017	772	116	3,947	63	4,010
Elimination of intersegment revenues	(228)	(12)	(112)	—	(352)	(3)	(355)
Total net revenues	$1,814	$1,005	$660	$116	$3,595	$60	$3,655

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$531	$—	$—	$531	$—	$531
Institutional	—	123	—	—	123	—	123
Advisory fees	1,028	—	—	—	1,028	—	1,028
Financial planning fees	88	—	—	—	88	—	88
Transaction and other fees	89	52	16	—	157	—	157
Total management and financial advice fees	1,205	706	16	—	1,927	—	1,927
Distribution fees:
Mutual funds	207	67	—	—	274	—	274
Insurance and annuity	240	47	99	—	386	—	386
Other products	112	—	—	—	112	—	112
Total distribution fees	559	114	99	—	772	—	772
Other revenues	49	1	—	—	50	—	50
Total revenue from contracts with customers	1,813	821	115	—	2,749	—	2,749
Revenue from other sources (1)	71	7	672	139	889	99	988
Total segment gross revenues	1,884	828	787	139	3,638	99	3,737
Banking and deposit interest expense	(5)	—	—	—	(5)	—	(5)
Total segment net revenues	1,879	828	787	139	3,633	99	3,732
Elimination of intersegment revenues	(250)	(13)	(116)	—	(379)	(3)	(382)
Total net revenues	$1,629	$815	$671	$139	$3,254	$96	$3,350
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $155 million and $157 million as of March 31, 2022 and December 31, 2021, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and were $123 million and $126 million as of March 31, 2022 and December 31, 2021, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $39 million and nil as of March 31, 2022 and December 31, 2021, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Contract Costs Asset
The Company has an asset of $39 million as of both March 31, 2022 and December 31, 2021 related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $609 million and $668 million as of March 31, 2022 and December 31, 2021, respectively.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities. The Company has unfunded commitments related to consolidated CLOs of $28 million and $27 million as of March 31, 2022 and December 31, 2021, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes and highly rated senior notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary and has the power to direct the activities that most significantly impact the economic performance of the CLO.
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both March 31, 2022 and December 31, 2021, respectively. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $44 million as of both March 31, 2022 and December 31, 2021, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both March 31, 2022 and December 31, 2021.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $42 million and $43 million as of March 31, 2022 and December 31, 2021, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $124 million and $138 million as of March 31, 2022 and December 31, 2021, respectively. The Company had a $8 million liability recorded as of both March 31, 2022 and December 31, 2021, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$3	$—	$3
Syndicated loans	—	2,077	97	2,174
Total investments	—	2,080	97	2,177
Receivables	—	22	—	22
Other assets	—	2	—	2
Total assets at fair value	$—	$2,104	$97	$2,201

Liabilities
Debt (1)	$—	$2,156	$—	$2,156
Other liabilities	—	146	—	146
Total liabilities at fair value	$—	$2,302	$—	$2,302

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$3	$—	$3
Syndicated loans	—	2,117	64	2,181
Total investments	—	2,120	64	2,184
Receivables	—	17	—	17
Other assets	—	—	3	3
Total assets at fair value	$—	$2,137	$67	$2,204

Liabilities
Debt (1)	$—	$2,164	$—	$2,164
Other liabilities	—	137	—	137
Total liabilities at fair value	$—	$2,301	$—	$2,301
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.2 billion as of March 31, 2022 and December 31, 2021, respectively.
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2022	$64		$3
Total gains (losses) included in:
Net income	(1)	(1)	—
Purchases	15		—
Sales	(1)		—
Transfers into Level 3	62		—
Transfers out of Level 3	(42)		(3)
Balance, March 31, 2022	$97		$—

Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2022	$(1)	(1)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	—
Purchases	59		—
Sales	(10)		—
Settlements	(20)		—
Transfers into Level 3	57		—
Transfers out of Level 3	(25)		(2)
Balance, March 31, 2021	$155		$—

Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2021	$1	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of March 31, 2022 and December 31, 2021 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2022	December 31, 2021
	(in millions)
Syndicated loans
Unpaid principal balance	$2,242	$2,233
Excess unpaid principal over fair value	(68)	(52)
Fair value	$2,174	$2,181

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	11	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	5	10

Debt
Unpaid principal balance	$2,295	$2,296
Excess unpaid principal over fair value	(139)	(132)
Carrying value (1)	$2,156	$2,164
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.2 billion as of March 31, 2022 and December 31, 2021, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months ended March 31, 2022 and 2021.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,156	$2,164	1.9%	1.7%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 9.5%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2022	December 31, 2021
	(in millions)
Available-for-Sale securities, at fair value	$32,330	$32,050
Mortgage loans (allowance for credit losses: 2022, $12; 2021, $12)	1,971	1,953
Policy loans	833	835
Other investments (allowance for credit losses: 2022, $5; 2021, $5)	906	972
Total	$36,040	$35,810
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following is a summary of Net investment income:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Investment income on fixed maturities	$214	$266
Net realized gains (losses)	20	69
Affordable housing partnerships	(15)	(15)
Other	23	21
Consolidated investment entities	19	36
Total	$261	$377
Available-for-Sale securities distributed by type were as follows:

	March 31, 2022
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$9,012	$667	$(297)	$—	$9,382
Residential mortgage backed securities	12,117	17	(439)	—	11,695
Commercial mortgage backed securities	5,461	3	(168)	—	5,296
Asset backed securities	3,676	16	(54)	—	3,638
State and municipal obligations	847	163	(8)	(1)	1,001
U.S. government and agency obligations	1,160	—	—	—	1,160
Foreign government bonds and obligations	83	2	(3)	—	82
Other securities	77	—	(1)	—	76
Total	$32,433	$868	$(970)	$(1)	$32,330

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$8,737	$1,243	$(48)	$—	$9,932
Residential mortgage backed securities	10,927	67	(50)	—	10,944
Commercial mortgage backed securities	4,950	59	(23)	—	4,986
Asset backed securities	3,639	26	(11)	—	3,654
State and municipal obligations	850	244	(1)	(1)	1,092
U.S. government and agency obligations	1,301	—	—	—	1,301
Foreign government bonds and obligations	88	5	(1)	—	92
Other securities	49	—	—	—	49
Total	$30,541	$1,644	$(134)	$(1)	$32,050
As of March 31, 2022 and December 31, 2021, accrued interest of $156 million and $140 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of March 31, 2022 and December 31, 2021, investment securities with a fair value of $3.3 billion and $3.1 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $428 million and $314 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of March 31, 2022 and December 31, 2021, fixed maturity securities comprised approximately 90% and 89%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2022 and December 31, 2021, the Company’s internal analysts rated $471 million and $400 million, respectively, of securities using criteria similar to those used by NRSROs.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$22,172	$21,546	67%	$20,563	$20,625	64%
AA	748	858	3	727	898	3
A	1,786	1,991	6	1,775	2,129	7
BBB	6,941	7,135	22	6,495	7,268	23
Below investment grade (1)	786	800	2	981	1,130	3
Total fixed maturities	$32,433	$32,330	100%	$30,541	$32,050	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million and $2 million, respectively, as of both March 31, 2022 and December 31, 2021. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of both March 31, 2022 and December 31, 2021, approximately 30% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of the Company’s total shareholder’s equity as of both March 31, 2022 and December 31, 2021.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	March 31, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	253	$3,182	$(234)	40	$441	$(63)	293	$3,623	$(297)
Residential mortgage backed securities	444	9,348	(410)	70	544	(29)	514	9,892	(439)
Commercial mortgage backed securities	248	4,322	(153)	20	277	(15)	268	4,599	(168)
Asset backed securities	88	3,003	(52)	6	113	(2)	94	3,116	(54)
State and municipal obligations	55	126	(8)	1	4	—	56	130	(8)
Foreign government bonds and obligations	7	28	(1)	9	8	(2)	16	36	(3)
Other securities	4	76	(1)	—	—	—	4	76	(1)
Total	1,099	$20,085	$(859)	146	$1,387	$(111)	1,245	$21,472	$(970)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	110	$2,056	$(43)	14	$81	$(5)	124	$2,137	$(48)
Residential mortgage backed securities	206	5,808	(48)	56	191	(2)	262	5,999	(50)
Commercial mortgage backed securities	102	2,184	(22)	9	139	(1)	111	2,323	(23)
Asset backed securities	41	1,883	(11)	6	118	—	47	2,001	(11)
State and municipal obligations	26	64	(1)	—	—	—	26	64	(1)
Foreign government bonds and obligations	5	6	—	6	4	(1)	11	10	(1)
Total	490	$12,001	$(125)	91	$533	$(9)	581	$12,534	$(134)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2022 is primarily attributable to the impact of higher interest rates and wider credit spreads. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2022 and December 31, 2021, approximately 94% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2022	$—	$—	$1	$1
Charge-offs	—	—	—	—
Balance at March 31, 2022	$—	$—	$1	$1

Balance at January 1, 2021	$10	$1	$—	$11
Charge-offs	(10)	(1)	—	(11)
Balance at March 31, 2021	$—	$—	$—	$—
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Gross realized investment gains	$20	$51
Gross realized investment losses	—	(1)
Total	$20	$50
There were no credit losses for the three months ended March 31, 2022 and 2021.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (“AOCI”).

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities by contractual maturity as of March 31, 2022 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,847	$1,849
Due after one year through five years	2,120	2,133
Due after five years through 10 years	3,563	3,382
Due after 10 years	3,649	4,337
	11,179	11,701
Residential mortgage backed securities	12,117	11,695
Commercial mortgage backed securities	5,461	5,296
Asset backed securities	3,676	3,638
Total	$32,433	$32,330
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans, and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, January 1, 2022	$47	$3	$50
Provisions	(2)	—	(2)
Balance, March 31, 2022	$45	$3	$48

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance, January 1, 2021	$66	$2	$68
Provisions	—	1	1
Charge-offs	(1)	—	(1)
Balance, March 31, 2021	$65	$3	$68

Accrued interest on commercial loans was $12 million and $13 million as of March 31, 2022 and December 31, 2021, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2022 and 2021, the Company purchased nil and $13 million, respectively, of syndicated loans, and sold nil and $4 million, respectively, of syndicated loans.
During the three months ended March 31, 2022 and 2021, the Company purchased $1 million and $2 million, respectively, of residential mortgage loans. The allowance for credit losses for residential mortgage loans was not material as of both March 31, 2022 and 2021.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $8 million and $9 million as of March 31, 2022 and December 31, 2021, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2022 and December 31, 2021. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loans past due were nil as of March 31, 2022 and December 31, 2021, respectively.
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio :

	March 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$11	$10	$15	$36
80% - 100%	—	9	—	26	2	39	76
60% - 80%	21	99	66	48	22	164	420
40% - 60%	17	81	30	87	63	478	756
< 40%	4	14	26	2	71	529	646
Total	$42	$203	$122	$174	$168	$1,225	$1,934

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$20	$10	$—	$29	$59
80% - 100%	9	2	9	2	—	29	51
60% - 80%	142	80	60	23	61	138	504
40% - 60%	42	33	86	74	57	401	693
< 40%	11	8	48	6	58	478	609
Total	$204	$123	$223	$115	$176	$1,075	$1,916
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
East North Central	$205	$194	11%	10%
East South Central	56	57	3	3
Middle Atlantic	121	122	6	6
Mountain	118	119	6	6
New England	27	28	1	2
Pacific	637	627	33	33
South Atlantic	503	497	26	26
West North Central	139	141	7	7
West South Central	128	131	7	7
	1,934	1,916	100%	100%
Less: allowance for credit losses	12	12
Total	$1,922	$1,904

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
Apartments	$512	$496	26%	26%
Hotel	15	14	1	1
Industrial	321	319	17	17
Mixed use	67	68	3	3
Office	266	271	14	14
Retail	617	617	32	32
Other	136	131	7	7
	1,934	1,916	100%	100%
Less: allowance for credit losses	12	12
Total	$1,922	$1,904
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2022 and December 31, 2021 was $146 million and $149 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil as of March 31, 2022 and December 31, 2021. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$1	$—	$—	$—	$—	$—	$1
Risk 4	—	—	—	—	—	3	3
Risk 3	—	4	—	9	5	12	30
Risk 2	—	15	6	7	7	32	67
Risk 1	—	5	1	3	12	24	45
Total	$1	$24	$7	$19	$24	$71	$146

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$1	$—	$—	$—	$1
Risk 4	—	—	—	—	1	2	3
Risk 3	—	—	4	5	5	6	20
Risk 2	15	4	12	10	18	12	71
Risk 1	8	3	3	11	16	13	54
Total	$23	$7	$20	$26	$40	$33	$149
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $5 million as of both March 31, 2022 and December 31, 2021.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	March 31, 2022
Termination Status	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Active	$40	$131	$142	$114	$86	$212	$725
Terminated	—	—	1	1	—	6	8
Total	$40	$131	$143	$115	$86	$218	$733

	December 31, 2021
Termination Status	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Active	$136	$147	$119	$89	$116	$113	$720
Terminated	1	1	—	—	—	6	8
Total	$137	$148	$119	$89	$116	$119	$728
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 1% of total credit card receivables as of both March 31, 2022 and December 31, 2021.
The table below presents the amortized cost basis of credit card receivables by FICO score:

	March 31, 2022	December 31, 2021
	(in millions)
> 800	$28	$30
750 - 799	23	24
700 - 749	23	25
650 - 699	14	14
< 650	5	5
Total	$93	$98
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Margin Loans
The margin loans balance was $1.2 billion as of both March 31, 2022 and December 31, 2021. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both March 31, 2022 and December 31, 2021, the allowance for credit losses on margin loans was not material.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $520 million and $467 million as of March 31, 2022 and December 31, 2021, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of March 31, 2022 and December 31, 2021, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $7.8 billion and $7.9 billion as of March 31, 2022 and December 31, 2021, respectively. Deposit receivables are fully collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for the deposit receivables as of March 31, 2022 and December 31, 2021.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the three months ended March 31, 2022 and 2021. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2022	2021
	(in millions)
Balance at January 1	$2,782	$2,532
Capitalization of acquisition costs	53	65
Amortization	(96)	(5)
Impact of change in net unrealized (gains) losses on securities	189	93
Balance at March 31	$2,928	$2,685
The balances of and changes in DSIC, which is included in Other assets, were as follows:

	2022	2021
	(in millions)
Balance at January 1	$189	$189
Amortization	(8)	(3)
Impact of change in net unrealized (gains) losses on securities	6	4
Balance at March 31	$187	$190
8.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,002	$8,117
Variable annuity fixed sub-accounts	4,951	4,990
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,092	3,103
Indexed universal life (“IUL”) insurance	2,587	2,534
Structured variable annuities	4,885	4,440
Other life insurance	553	563
Total policyholder account balances	24,070	23,747

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,750	2,336
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(17)	(23)
Other annuity liabilities	96	67
Fixed annuity life contingent liabilities	1,254	1,278
Life and disability income insurance	1,125	1,139
Long term care insurance	5,485	5,664
UL/VUL and other life insurance additional liabilities	1,203	1,291
Total future policy benefits	10,896	11,752
Policy claims and other policyholders’ funds	259	251
Total policyholder account balances, future policy benefits and claims	$35,225	$35,750
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both March 31, 2022 and December 31, 2021 reported as a contra liability.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Separate account liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Variable annuity	$75,921	$82,862
VUL insurance	8,719	9,343
Other insurance	31	33
Threadneedle investment liabilities	4,998	5,253
Total	$89,669	$97,491
9.  Variable Annuity and Insurance Guarantees
Most of the variable annuity contracts issued by the Company contain one or more guaranteed minimum death benefit (“GMDB”) provisions or death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits. The Company discontinued new sales of substantially all GMWB and GMAB at the end of 2021. The Company also previously offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.
Certain UL policies provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2022				December 31, 2021
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$64,309	$62,458	$122	69	$70,020	$68,145	$6	69
Five/six-year reset	7,814	5,125	40	69	8,309	5,612	6	68
One-year ratchet	5,689	5,375	222	72	6,177	5,858	13	71
Five-year ratchet	1,318	1,266	13	68	1,438	1,386	1	68
Other	1,190	1,175	99	74	1,302	1,286	38	74
Total — GMDB	$80,320	$75,399	$496	69	$87,246	$82,287	$64	69

GGU death benefit	$1,173	$1,112	$164	72	$1,260	$1,198	$184	72

GMIB	$166	$153	$5	72	$184	$170	$4	71
GMWB:
GMWB	$1,724	$1,719	$2	75	$1,900	$1,895	$1	75
GMWB for life	47,847	47,815	575	69	52,387	52,334	187	69
Total — GMWB	$49,571	$49,534	$577	69	$54,287	$54,229	$188	69

GMAB	$1,771	$1,771	$3	62	$2,005	$2,005	$—	62
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2022		December 31, 2021
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,563	68	$6,564	68
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2022	$36	$5	$2,336	$(23)	$1,020
Incurred claims	—	—	(586)	6	31
Paid claims	(3)	—	—	—	(9)
Balance at March 31, 2022	$33	$5	$1,750	$(17)	$1,042

Balance at January 1, 2021	$24	$6	$3,049	$1	$916
Incurred claims	3	—	(1,570)	(23)	32
Paid claims	(1)	—	—	—	(8)
Balance at March 31, 2021	$26	$6	$1,479	$(22)	$940
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2022	December 31, 2021
	(in millions)
Mutual funds:
Equity	$46,511	$49,183
Bond	21,640	24,998
Other	7,438	8,316
Total mutual funds	$75,589	$82,497

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
10.  Debt
The balances and the stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
Long-term debt:
Senior notes due 2022	$—	$500	—%	3.0%
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Finance lease liabilities	37	40	N/A	N/A
Other (1)	(7)	(8)	N/A	N/A
Total long-term debt	2,330	2,832

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	200	0.6%	0.3%
Total	$2,530	$3,032
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
The Company repaid $500 million principal amount of its 3.0% senior notes at maturity on March 22, 2022.
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in Investments and was $1.2 billion of commercial mortgage backed securities as of both March 31, 2022 and December 31, 2021, and $587 million and $581 million, of residential mortgage backed securities, as of March 31, 2022 and December 31, 2021, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2022 and December 31, 2021. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
In June 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both March 31, 2022 and December 31, 2021, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both March 31, 2022 and December 31, 2021.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$1,824	$2,525	$—	$4,349
Available-for-Sale securities:
Corporate debt securities	—	8,885	497	9,382
Residential mortgage backed securities	—	11,695	—	11,695
Commercial mortgage backed securities	—	5,184	112	5,296
Asset backed securities	—	3,631	7	3,638
State and municipal obligations	—	1,001	—	1,001
U.S. government and agency obligations	1,160	—	—	1,160
Foreign government bonds and obligations	—	82	—	82
Other securities	—	76	—	76
Total Available-for-Sale securities	1,160	30,554	616	32,330
Investments at net asset value (“NAV”)				11	(1)
Trading and other securities	209	18	—	227
Separate account assets at NAV				89,669	(1)
Investments and cash equivalents segregated for regulatory purposes	599	—	—	599
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	55	55
Other assets:
Interest rate derivative contracts	3	736	—	739
Equity derivative contracts	149	3,707	—	3,856
Credit derivative contracts	—	45	—	45
Foreign exchange derivative contracts	2	28	—	30
Total other assets	154	4,516	—	4,670
Total assets at fair value	$3,946	$37,613	$671	$131,910

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$5	$52	$57
IUL embedded derivatives	—	—	848	848
GMWB and GMAB embedded derivatives	—	—	828	828	(2)
Structured variable annuity embedded derivatives	—	—	280	280
Total policyholder account balances, future policy benefits and claims	—	5	2,008	2,013	(3)
Customer deposits	—	2	—	2
Other liabilities:
Interest rate derivative contracts	7	308	—	315
Equity derivative contracts	259	3,525	—	3,784
Foreign exchange derivative contracts	—	3	—	3
Other	204	5	62	271
Total other liabilities	470	3,841	62	4,373
Total liabilities at fair value	$470	$3,848	$2,070	$6,388

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,341	$3,478	$—	$5,819
Available-for-Sale securities:
Corporate debt securities	—	9,430	502	9,932
Residential mortgage backed securities	—	10,944	—	10,944
Commercial mortgage backed securities	—	4,951	35	4,986
Asset backed securities	—	3,647	7	3,654
State and municipal obligations	—	1,092	—	1,092
U.S. government and agency obligations	1,301	—	—	1,301
Foreign government bonds and obligations	—	92	—	92
Other securities	—	49	—	49
Total Available-for-Sale securities	1,301	30,205	544	32,050
Investments at NAV				11	(1)
Trading and other securities	217	25	—	242
Separate account assets at NAV				97,491	(1)
Investments and cash equivalents segregated for regulatory purposes	600	—	—	600
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	1	1,251	—	1,252
Equity derivative contracts	158	4,135	—	4,293
Credit derivative contracts	—	9	—	9
Foreign exchange derivative contracts	1	19	—	20
Total other assets	160	5,414	—	5,574
Total assets at fair value	$4,619	$39,122	$603	$141,846

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$5	$56	$61
IUL embedded derivatives	—	—	905	905
GMWB and GMAB embedded derivatives	—	—	1,486	1,486	(4)
Structured variable annuity embedded derivatives	—	—	406	406
Total policyholder account balances, future policy benefits and claims	—	5	2,853	2,858	(5)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	1	467	—	468
Equity derivative contracts	101	3,653	—	3,754
Foreign exchange derivative contracts	1	—	—	1
Other	212	4	61	277
Total other liabilities	315	4,124	61	4,500
Total liabilities at fair value	$315	$4,133	$2,914	$7,362
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.0 billion of individual contracts in a liability position and $204 million of individual contracts in an asset position (recorded as a contra liability) as of March 31, 2022.
(3) The Company’s adjustment for nonperformance risk resulted in a $607 million cumulative decrease to the embedded derivatives as of March 31, 2022.
(4) The fair value of the GMWB and GMAB embedded derivatives included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2021.
(5) The Company’s adjustment for nonperformance risk resulted in a $598 million cumulative decrease to the embedded derivatives as of December 31, 2021.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$502	$35	$7	$544		$59
Total gains (losses) included in:
Net income	—	—	—	—	(1)	(3)
Other comprehensive income (loss)	(22)	—	—	(22)		—
Purchases	23	112	—	135		—
Settlements	(6)	—	—	(6)		(1)
Transfers out of Level 3	—	(35)	—	(35)		—
Balance at March 31, 2022	$497	$112	$7	$616		$55

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2022	$(21)	$—	$—	$(21)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$1,486		$406		$2,853	$61
Total (gains) losses included in:
Net income	(3)	(2)	(32)	(2)	(679)	(3)	(124)	(3)	(838)	—	(4)
Other comprehensive income (loss)	—		—		—		—		—	(1)
Issues	—		—		87		4		91	8
Settlements	(1)		(25)		(66)		(6)		(98)	(6)
Balance at March 31, 2022	$52		$848		$828		$280		$2,008	$62

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2022	$—		$(32)	(2)	$(671)	(3)	$—		$(703)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance at January 1, 2021	$772	$9	$32	$813
Total gains (losses) included in:
Net income	—	—	(1)	(1)	(1)
Other comprehensive income (loss)	(5)	—	—	(5)
Purchases	46	78	—	124
Settlements	(1)	—	(1)	(2)
Balance at March 31, 2021	$812	$87	$30	$929

Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2021	$—	$—	$(1)	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2021	$(5)	$—	$—	$(5)

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2021	$49		$935		$2,316		$70		$3,370	$43
Total (gains) losses included in:
Net income	4	(2)	29	(2)	(1,729)	(3)	75	(3)	(1,621)	—	(4)
Issues	—		5		90		(15)		80	2
Settlements	(1)		(20)		38		(6)		11	(2)
Balance at March 31, 2021	$52		$949		$715		$124		$1,840	$43

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2021	$—		$29	(2)	$(1,705)	(3)	$—		$(1,676)	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $25 million and $(167) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended March 31, 2022 and 2021, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$487	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	3.0%	1.3%
Asset backed securities	$2	Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	13.0%			13.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$55	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$848	Discounted cash flow	Nonperformance risk (3)	85 bps			85 bps
Fixed deferred indexed annuity embedded derivatives	$52	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
			Nonperformance risk (3)	85 bps			85 bps
GMWB and GMAB embedded derivatives	$828	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	55.7%	3.6%
			Market volatility (7) (8)	4.3%	–	16.5%	10.9%
			Nonperformance risk (3)	85 bps			85 bps
Structured variable annuity embedded derivatives	$280	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	85 bps			85 bps
Contingent consideration liabilities	$62	Discounted cash flow	Discount rate (9)	0.0%	–	0.0%	0.0%

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$502	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	2.4%	1.1%
Asset backed securities	$2	Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	12.0%			12.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$905	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$56	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$1,486	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	55.7%	3.6%
			Market volatility (7) (8)	4.3%	–	16.8%	10.8%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$406	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
Contingent consideration liabilities	$61	Discounted cash flow	Discount rate (9)	0.0%	–	0.0%	0.0%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities, state and municipal obligations, foreign government securities and other securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. The fair value of securities included in an observable transaction with a market participant are also considered Level 2 when the market is not active.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of March 31, 2022 and December 31, 2021. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Customer Deposits
The Company uses discounted cash flow models to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates (“SMC”). The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of March 31, 2022 and December 31, 2021. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $87 million and $93 million as of March 31, 2022 and December 31, 2021, respectively, and is classified as Level 3 in the fair value hierarchy.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,971	$—	$45	$1,890	$1,935
Policy loans	833	—	833	—	833
Receivables	10,482	178	1,744	8,357	10,279
Restricted and segregated cash	2,069	2,069	—	—	2,069
Other investments and assets	374	—	323	51	374

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,841	$—	$—	$12,678	$12,678
Investment certificate reserves	5,195	—	—	5,175	5,175
Banking and brokerage deposits	16,853	16,853	—	—	16,853
Separate account liabilities — investment contracts	5,368	—	5,368	—	5,368
Debt and other liabilities	2,776	269	2,517	8	2,794

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,953	$—	$49	$1,990	$2,039
Policy loans	835	—	835	—	835
Receivables	10,509	135	1,669	9,404	11,208
Restricted and segregated cash	2,195	2,195	—	—	2,195
Other investments and assets	368	—	319	49	368

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,342	$—	$—	$13,264	$13,264
Investment certificate reserves	5,297	—	—	5,290	5,290
Banking and brokerage deposits	14,931	14,931	—	—	14,931
Separate account liabilities — investment contracts	5,657	—	5,657	—	5,657
Debt and other liabilities	3,214	206	3,129	9	3,344
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
The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,416	$—	$4,416	$(3,271)	$(1,089)	$—	$56
OTC cleared	156	—	156	(82)	—	—	74
Exchange-traded	98	—	98	(89)	—	—	9
Total derivatives	4,670	—	4,670	(3,442)	(1,089)	—	139
Securities borrowed	178	—	178	(64)	—	(111)	3
Total	$4,848	$—	$4,848	$(3,506)	$(1,089)	$(111)	$142

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,387	$—	$5,387	$(3,613)	$(1,637)	$(114)	$23
OTC cleared	88	—	88	(41)	—	—	47
Exchange-traded	99	—	99	(91)	—	—	8
Total derivatives	5,574	—	5,574	(3,745)	(1,637)	(114)	78
Securities borrowed	135	—	135	(41)	—	(91)	3
Total	$5,709	$—	$5,709	$(3,786)	$(1,637)	$(205)	$81
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,839	$—	$3,839	$(3,271)	$(169)	$(393)	$6
OTC cleared	82	—	82	(82)	—	—	—
Exchange-traded	181	—	181	(89)	(89)	—	3
Total derivatives	4,102	—	4,102	(3,442)	(258)	(393)	9
Securities loaned	269	—	269	(64)	—	(197)	8
Total	$4,371	$—	$4,371	$(3,506)	$(258)	$(590)	$17

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,091	$—	$4,091	$(3,613)	$(183)	$(292)	$3
OTC cleared	41	—	41	(41)	—	—	—
Exchange-traded	91	—	91	(91)	—	—	—
Total derivatives	4,223	—	4,223	(3,745)	(183)	(292)	3
Securities loaned	207	—	207	(41)	—	(160)	6
Total	$4,430	$—	$4,430	$(3,786)	$(183)	$(452)	$9
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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2022			December 31, 2021
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Equity contracts - cash flow hedges	$19	$1	$—	$19	$—	$—
Foreign exchange contracts – net investment hedges	140	4	—	58	—	—
Total qualifying hedges	159	5	—	77	—	—

Derivatives not designated as hedging instruments
Interest rate contracts	82,224	739	315	79,468	1,252	468
Equity contracts	63,450	3,855	3,784	61,142	4,293	3,754
Credit contracts	2,175	45	—	1,748	9	—
Foreign exchange contracts	2,614	26	3	2,380	20	1
Total non-designated hedges	150,463	4,665	4,102	144,738	5,574	4,223

Embedded derivatives
GMWB and GMAB (4)	N/A	—	828	N/A	—	1,486
IUL	N/A	—	848	N/A	—	905
Fixed deferred indexed annuities and deposit receivables	N/A	55	57	N/A	59	61
Structured variable annuities	N/A	—	280	N/A	—	406
SMC	N/A	—	2	N/A	—	4
Total embedded derivatives	N/A	55	2,015	N/A	59	2,862
Total derivatives	$150,622	$4,725	$6,117	$144,815	$5,633	$7,085
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.4 billion and $3.2 billion as of March 31, 2022 and December 31, 2021, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2022 included $1.0 billion of individual contracts in a liability position and $204 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2021 included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As of March 31, 2022 and December 31, 2021, investment securities with a fair value of nil and $123 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which nil and $123 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2022 and December 31, 2021, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both March 31, 2022 and December 31, 2021, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2022
Interest rate contracts	$—	$—	$—	$—	$(1,118)	$—
Equity contracts	8	—	(61)	(16)	224	(7)
Credit contracts	—	—	(1)	—	97	—
Foreign exchange contracts	(1)	—	—	—	31	—
GMWB and GMAB embedded derivatives	—	—	—	—	658	—
IUL embedded derivatives	—	—	—	57	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	1	—	—
Structured variable annuity embedded derivatives	—	—	—	—	123	—
Total gain (loss)	$7	$—	$(62)	$42	$15	$(7)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2021
Interest rate contracts	$—	$—	$(1)	$—	$(1,825)	$—
Equity contracts	1	1	33	25	(310)	6
Credit contracts	—	—	—	—	69	—
Foreign exchange contracts	—	—	—	—	11	(4)
GMWB and GMAB embedded derivatives	—	—	—	—	1,600	—
IUL embedded derivatives	—	—	—	(9)	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(5)	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(75)	—
SMC embedded derivatives	—	(1)	—	—	—	—
Total gain (loss)	$1	$—	$32	$11	$(530)	$2
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of March 31, 2022:

	Premiums Payable	Premiums Receivable
	(in millions)
2022 (1)	$130	$192
2023	50	43
2024	135	24
2025	123	21
2026	252	88
2027 - 2028	18	—
Total	$708	$368
(1) 2022 amounts represent the amounts payable and receivable for the period from April 1, 2022 to December 31, 2022.
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
The Company enters into futures, credit default swaps, commodity swaps, total return swaps and foreign currency forwards to manage its exposure to price risk arising from seed money investments in proprietary investment products. The Company enters into foreign currency forward contracts to economically hedge its exposure to certain foreign transactions. The Company enters into futures contracts, total return swaps and foreign currency forwards to economically hedge its exposure related to compensation plans. The Company enters into interest rate swaps to offset interest rate changes on unrealized gains or losses for certain investments.
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
For the three months ended March 31, 2022 and 2021, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of March 31, 2022 that the Company expects to reclassify to earnings as a reduction to interest and debt expense within the next twelve months is $0.6 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 14 years and relates to forecasted debt interest payments. See Note 14 for a rollforward of net unrealized derivative gains (losses) included in AOCI related to cash flow hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended March 31, 2022 and 2021, the Company recognized a gain of $4 million and a loss of $0.5 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2022 and December 31, 2021, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $467 million and $383 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2022 and December 31, 2021 was $462 million and $383 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2022 and December 31, 2021 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $5 million and nil, respectively.
14.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended March 31,
	2022			2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(1,592)	$347	$(1,245)	$(690)	$152	$(538)
Reclassification of net (gains) losses on securities included in net income (2)	(20)	4	(16)	(50)	11	(39)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	516	(108)	408	300	(63)	237
Net unrealized gains (losses) on securities	(1,096)	243	(853)	(440)	100	(340)
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	1	—	1	—	—	—
Net unrealized gains (losses) on derivatives	1	—	1	—	—	—
Defined benefit plans:
Net gains (losses)	—	—	—	37	(8)	29
Defined benefit plans	—	—	—	37	(8)	29
Foreign currency translation	(58)	12	(46)	(1)	—	(1)
Total other comprehensive income (loss)	$(1,153)	$255	$(898)	$(404)	$92	$(312)
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2022	$318	$4	$(151)	$(167)	$(1)	$3
OCI before reclassifications	(837)	1	—	(46)	—	(882)
Amounts reclassified from AOCI	(16)	—	—	—	—	(16)
Total OCI	(853)	1	—	(46)	—	(898)
Balance, March 31, 2022	$(535)	$5	$(151)	$(213)	$(1)	$(895)

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance, January 1, 2021	$983	$5	$(204)	$(154)	$(1)	$629
OCI before reclassifications	(301)	—	29	(1)	—	(273)
Amounts reclassified from AOCI	(39)	—	—	—	—	(39)
Total OCI	(340)	—	29	(1)	—	(312)
Balance, March 31, 2021	$643	$5	$(175)	$(155)	$(1)	$317
For the three months ended March 31, 2022 and 2021, the Company repurchased a total of 1.4 million shares and 1.7 million shares, respectively, of its common stock for an aggregate cost of $429 million and $363 million, respectively. In August 2020, the Company’s Board of Directors authorized a repurchase of up to $2.5 billion for the repurchase of shares of the Company’s common stock through September 30, 2022. On January 26, 2022, the Company’s Board of Directors authorized an additional $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024. As of March 31, 2022, the Company had $3.0 billion remaining under the share repurchase authorization.
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
For the three months ended March 31, 2022 and 2021, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $89 million and $57 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2022 and 2021, the Company reacquired 0.2 million shares and 0.6 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $62 million and $134 million, respectively.
During the three months ended March 31, 2022 and 2021, the Company reissued 0.5 million and 0.3 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
15.  Income Taxes
The Company’s effective tax rate was 17.6% and 11.3% for the three months ended March 31, 2022 and 2021, respectively.
The effective tax rate for the three months ended March 31, 2022 is lower than the statutory tax rate as a result of tax preferred items including incentive compensation, foreign tax credits, and low income housing tax credits, partially offset by state income taxes, net of federal benefit.

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
The higher effective tax rate for the three months ended March 31, 2022 compared to March 31, 2021 is primarily the result of higher pretax income and a decrease in low income housing tax credits, partially offset by an increase in incentive compensation in the current period compared to the prior period.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $12 million, net of federal benefit, which will expire beginning December 31, 2022 and foreign net operating losses of $40 million.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $11 million, state deferred tax assets of $3 million and foreign net operating losses of $18 million; therefore, a valuation allowance has been established. The valuation allowance was $32 million as of both March 31, 2022 and December 31, 2021.
As of March 31, 2022 and December 31, 2021, the Company had $130 million and $125 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $99 million and $95 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2022 and December 31, 2021, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $35 million to $45 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and a net decrease of $2 million in interest and penalties for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had a payable of $11 million and $10 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The IRS is currently auditing the Company’s U.S. income tax returns for 2016 through 2020. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2020.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Guaranty Fund Assessments
RiverSource Life and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”) are required by law to be a member of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, the Company could be adversely affected by the requirement to pay assessments to the guaranty fund associations. The Company projects its cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of its premiums written relative to the industry-wide premium in each state. The Company accrues the estimated cost of future guaranty fund assessments when it is considered probable that an assessment will be imposed, the event obligating the Company to pay the assessment has occurred and the amount of the assessment can be reasonably estimated.
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2022 and December 31, 2021, the estimated liability was $12 million. As of both March 31, 2022 and December 31, 2021, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
17.  Earnings per Share
The computations of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Numerator:
Net income	$761	$437

Denominator:
Basic: Weighted-average common shares outstanding	113.7	119.8
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.5	2.4
Diluted: Weighted-average common shares outstanding	116.2	122.2

Earnings per share:
Basic	$6.69	$3.65
Diluted	$6.55	$3.58
The calculation of diluted earnings per share excludes the incremental effect of 0.2 million and 0.3 million options as of March 31, 2022 and 2021 respectively, due to their anti-dilutive effect.

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

The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2022	December 31, 2021
	(in millions)
Advice & Wealth Management	$26,752	$24,986
Asset Management	10,457	10,990
Retirement & Protection Solutions	112,881	119,469
Corporate & Other	17,435	20,534
Total assets	$167,525	$175,979

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,042	$1,879
Asset Management	1,017	828
Retirement & Protection Solutions	772	787
Corporate & Other	116	139
Elimination of segment revenues (1)	(352)	(379)
Total segment adjusted operating net revenues	3,595	3,254
Net realized gains (losses)	17	57
Revenue attributable to consolidated investment entities	17	34
Market impact on non-traditional long-duration products, net	26	5
Total net revenues per consolidated statements of operations	$3,655	$3,350

(1) Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2022 and 2021 in each segment as follows: Advice & Wealth Management ($228 million and $250 million, respectively); Asset Management ($12 million and $13 million, respectively); Retirement & Protection Solutions ($112 million and $116 million, respectively); and Corporate & Other (nil and nil, respectively).

	Three Months Ended March 31,
	2022	2021
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$440	$389
Asset Management	285	228
Retirement & Protection Solutions	191	183
Corporate & Other	(76)	(21)
Total segment adjusted operating earnings	840	779
Net realized gains (losses)	16	55
Net income (loss) attributable to consolidated investment entities	2	(1)
Market impact on non-traditional long-duration products, net	134	(396)
Mean reversion related impacts	(59)	56
Integration and restructuring charges	(10)	—
Pretax income per consolidated statements of operations	$923	$493

AMERIPRISE FINANCIAL, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 (“2021 10-K”), as well as our current reports on Form 8-K and other publicly available information. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.3 trillion in assets under management and administration as of March 31, 2022. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected our business and operating environment driven by what has been a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. COVID-19 continues its ongoing impact and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects current and other new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. There is still significant uncertainty around the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, which depends on current and future developments, including the ultimate scope, duration and severity of the pandemic, success of worldwide vaccination efforts, multiple mutations of COVID-19 or similar diseases, the effectiveness of our office reopenings, the additional measures that may be taken by various governmental authorities in response to the outbreak, the actions of third parties in response to the pandemic, and the possible further impacts on the global economy. Given the ongoing impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” of our 2021 10-K.
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
Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed in Item 1A, “Risk Factors” in our 2021 10-K and other factors as discussed herein.
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
Earnings, as well as adjusted operating earnings after tax, may be impacted by the ongoing low interest rate environment. Although interest rates could rise in the future, we continue to operate within a comparatively low interest rate environment. In addition to continuing spread compression in our interest sensitive product lines, a sustained low interest rate environment may result in increases to our reserves and changes in various rate assumptions we use to amortize DAC and DSIC, which may negatively impact our adjusted operating earnings after tax. For additional discussion on our interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and the information set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.”
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

AMERIPRISE FINANCIAL, INC.
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
The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income (loss)	$761	$437	$6.55	$3.58
Less: Net realized investment gains (losses) (1)	16	55	0.14	0.45
Add: Market impact on non-traditional long-duration products (1)	(134)	396	(1.15)	3.24
Add: Mean reversion related impacts (1)	59	(56)	0.51	(0.46)
Add: Integration/restructuring charges (1)	10	—	0.09	—
Less: Net income (loss) attributable to CIEs	2	(1)	0.02	(0.01)
Tax effect of adjustments (2)	17	(60)	0.14	(0.49)
Adjusted operating earnings	$695	$663	$5.98	$5.43

Weighted average common shares outstanding:
Basic	113.7	119.8
Diluted	116.2	122.2
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended March 31,
	2022	2021
	(in millions)
Net income	$3,084	$(65)
Less: Adjustments (1)	328	(1,804)
Adjusted operating earnings	2,756	1,739

Total Ameriprise Financial, Inc. shareholders’ equity	5,518	6,126
Less: AOCI, net of tax	(3)	312
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,521	5,814
Less: Equity impacts attributable to CIEs	1	1
Adjusted operating equity	$5,520	$5,813

Return on equity, excluding AOCI	55.9%	(1.1)%
Adjusted operating return on equity, excluding AOCI (2)	49.9%	29.9%
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
Critical Accounting Estimates
The accounting and reporting policies that we use affect our Consolidated Financial Statements. Certain of our accounting and reporting policies are critical to an understanding of our consolidated results of operations and financial condition and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of our Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Discussion and Analysis — Critical Accounting Estimates” in our 2021 10-K.
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
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three Months Ended March 31,
	2022	2021	Change
S&P 500
Daily average	4,467	3,861	16%
Period end	4,530	3,973	14%
Weighted Equity Index (“WEI”) (1)
Daily average	2,953	2,662	11%
Period end	2,979	2,725	9%
(1) Weighted Equity Index is an Ameriprise calculated proxy for equity market movements calculated using a weighted average of the S&P 500, Russell 2000, Russell Midcap and MSCI EAFE indices based on North America distributed equity assets.
See our segment results of operations discussion below for additional information on how changes in the economic environment have and may continue to impact our results. For further information regarding the impact of the economic environment on our financial condition and results of operations, and potentially material effects, see Part 1 - Item 1A “Risk Factors” of our 2021 10-K.

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
The following table presents detail regarding our AUM and AUA:

	March 31,		Change
	2022	2021
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$443.5	$396.5	$47.0	12%
Asset Management AUM	698.6	564.1	134.5	24
Corporate AUM	0.1	0.1	—	—
Eliminations	(42.0)	(39.6)	(2.4)	(6)
Total Assets Under Management	1,100.2	921.1	179.1	19
Total Assets Under Administration	238.9	222.9	16.0	7
Total AUM and AUA	$1,339.1	$1,144.0	$195.1	17%
Total AUM increased $179.1 billion, or 19%, to $1.1 trillion as of March 31, 2022 compared to $921.1 billion as of March 31, 2021 due to a $47.0 billion increase in Advice & Wealth Management AUM driven by wrap account net inflows and market appreciation and a $134.5 billion increase in Asset Management AUM driven by the acquisition of the BMO Global Asset Management (EMEA) business and net inflows, partially offset by retail fund distributions. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended March 31, 2022 and 2021
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$2,459	$2,102	$357	17%
Distribution fees	446	458	(12)	(3)
Net investment income	261	377	(116)	(31)
Premiums, policy and contract charges	368	347	21	6
Other revenues	123	71	52	73
Total revenues	3,657	3,355	302	9
Banking and deposit interest expense	2	5	(3)	(60)
Total net revenues	3,655	3,350	305	9
Expenses
Distribution expenses	1,297	1,175	122	10
Interest credited to fixed accounts	141	159	(18)	(11)
Benefits, claims, losses and settlement expenses	211	653	(442)	(68)
Amortization of deferred acquisition costs	96	5	91	NM
Interest and debt expense	40	42	(2)	(5)
General and administrative expense	947	823	124	15
Total expenses	2,732	2,857	(125)	(4)
Pretax income (loss)	923	493	430	87
Income tax provision	162	56	106	NM
Net income (loss)	$761	$437	$324	74%
NM Not Meaningful.
Overall
Pretax income increased $430 million, or 87%, for the three months ended March 31, 2022 compared to the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was a benefit of $134 million for the three months ended March 31, 2022 compared to an expense of $396 million for the prior year period.
•A favorable impact from higher average equity markets for the three months ended March 31, 2022 compared to the prior year period.
•A favorable impact from continued client net inflows from Advice & Wealth Management.
•A $20 million favorable impact of higher asset management net performance fees.
•The mean reversion related impact was an expense of $59 million for the three months ended March 31, 2022 compared to a benefit of $56 million for the prior year period.
•A $45 million unfavorable impact due to more normalized long term care (“LTC”) insurance claims in the current period compared to the benefit of COVID-19 related impacts in the year ago period.
Net Revenues
Management and financial advice fees increased $357 million, or 17%, for the three months ended March 31, 2022 compared to the prior year period reflecting higher average equity markets, revenue associated with the acquisition of the BMO Global Asset Management (EMEA) business, continued wrap account net inflows, and a $53 million increase in performance fees.
Distribution fees decreased $12 million, or 3%, for the three months ended March 31, 2022 compared to the prior year period due to decreased transactional activity, partially offset by higher average equity markets.

AMERIPRISE FINANCIAL, INC.
Net investment income decreased $116 million, or 31%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the following items:
•Net realized investment gains of $20 million for the three months ended March 31, 2022 compared to net realized investment gains of $69 million for the prior year period. Net realized investment gains included a $15 million gain on a strategic investment in the prior year period.
•The unfavorable impact of lower average invested assets due to the sale of investments to a reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction.
•A $17 million decrease in net investment income of CIEs.
•The unfavorable impact of continued low interest rates, including lower investment yields on the investment portfolio supporting the certificate products.
Premiums, policy and contract charges increased $21 million, or 6%, for the three months ended March 31, 2022 compared to the prior year primarily reflecting a favorable change in unearned revenue amortization and the reinsurance accrual offset to the market impact on IUL benefits.
Other revenues increased $52 million, or 73%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Banking and deposit interest expense decreased $3 million, or 60%, for the three months ended March 31, 2022 compared to the prior year period due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Distribution expenses increased $122 million, or 10%, for the three months ended March 31, 2022 compared to the prior year period reflecting higher advisor compensation primarily due to an increase in average wrap account balances, partially offset by decreased transactional activity.
Interest credited to fixed accounts decreased $18 million, or 11%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the following items:
•A $29 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $28 million for the three months ended March 31, 2022 compared to an unfavorable impact of $1 million for the prior year period.
•A $14 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $12 million for the three months ended March 31, 2022 compared to a benefit of $2 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current period, which reflected higher option costs due to a higher new money rate.
Benefits, claims, losses and settlement expenses decreased $442 million, or 68%, the three months ended March 31, 2022 compared to the prior year period primarily reflecting the following items:
•A $207 million decrease in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $18 million for the three months ended March 31, 2022 compared to an unfavorable impact of $225 million for the prior year period. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread on benefits expenses is favorable (unfavorable). Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•A $339 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.3 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by an unfavorable $950 million change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2022 compared to an expense for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the three months ended March 31, 2022 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended March 31, 2022 compared to the prior year period.

AMERIPRISE FINANCIAL, INC.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net expense for the three months ended March 31, 2022 compared to a net benefit for the prior year period.
•The mean reversion related impact was an expense of $34 million for the three months ended March 31, 2022 compared to a benefit of $34 million for the prior year period.
•A $41 million increase in expense on LTC insurance as claims returned to more normalized levels compared to the prior year period which benefited from COVID-19 related impacts.
Amortization of DAC increased $91 million, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on non-traditional long-duration products was an expense of $11 million for the three months ended March 31, 2022 compared to a benefit of $46 million for the prior year period.
•The mean reversion related impact was an expense of $25 million for the three months ended March 31, 2022 compared to a benefit of $22 million for the prior year period.
•A decrease in amortization reflecting lower than expected client exit rates.
General and administrative expense increased $124 million, or 15%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business, higher performance fee related compensation, and $10 million of integration related expenses, partially offset by an unfavorable change in the mark-to-market impact on share-based compensation in the prior year period.
Income Taxes
Our effective tax rate was 17.6% for the three months ended March 31, 2022 compared to 11.3% for the prior year period. The higher effective tax rate for the three months ended March 31, 2022 compared to March 31, 2021 is primarily the result of higher pretax income and a decrease in low income housing tax credits, partially offset by an increase in incentive compensation in the current period compared to the prior period. See Note 15 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended March 31, 2022 and 2021
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 18 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
 The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Advice & Wealth Management
Net revenues	$2,042	$1,879
Expenses	1,602	1,490
Adjusted operating earnings	$440	$389
Asset Management
Net revenues	$1,017	$828
Expenses	732	600
Adjusted operating earnings	$285	$228
Retirement & Protection Solutions
Net revenues	$772	$787
Expenses	581	604
Adjusted operating earnings	$191	$183
Corporate & Other
Net revenues	$116	$139
Expenses	192	160
Adjusted operating loss	$(76)	$(21)

AMERIPRISE FINANCIAL, INC.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2022	2021
	(in billions)
Beginning balance	$464.7	$380.0
Net flows	8.7	10.4
Market appreciation (depreciation) and other	(26.4)	9.4
Ending balance	$447.0	$399.8

Advisory wrap account assets ending balance (1)	$442.1	$395.3
Average advisory wrap account assets (2)	$445.7	$379.3
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended March 31, 2022 and 2021.
Wrap account assets decreased $17.7 billion, or 4%, during the three months ended March 31, 2022 due to market depreciation of $26.4 billion, partially offset by net inflows of $8.7 billion. Average advisory wrap account assets increased $66.4 billion, or 18%, compared to the prior year period primarily reflecting net inflows, along with market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$1,380	$1,205	$175	15%
Distribution fees	529	559	(30)	(5)
Net investment income	78	64	14	22
Other revenues	57	56	1	2
Total revenues	2,044	1,884	160	8
Banking and deposit interest expense	2	5	(3)	(60)
Total net revenues	2,042	1,879	163	9
Expenses
Distribution expenses	1,232	1,135	97	9
Interest and debt expense	2	3	(1)	(33)
General and administrative expense	368	352	16	5
Total expenses	1,602	1,490	112	8
Adjusted operating earnings	$440	$389	$51	13%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $51 million, or 13%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting higher average wrap account balances due to net inflows, market appreciation, and increased bank profitability. Pretax adjusted operating margin was 21.5% for the three months ended March 31, 2022 compared to 20.7% for the prior year period. Cash balances increased $5.3 billion to $45.7 billion contrary to normal seasonal patterns in the first quarter.
Ameriprise Bank, FSB is continuing its deposit growth trend, with cash sweep balances increasing $5.2 billion from the prior year period to $13.2 billion and brokerage client pledged asset lines of credit increasing to $520 million as of March 31, 2022.
Net Revenues
Management and financial advice fees increased $175 million, or 15%, for the three months ended March 31, 2022 compared to the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $66.4 billion, or 18%, compared to the prior year period reflecting net inflows and market appreciation.
Distribution fees decreased $30 million, or 5%, for the three months ended March 31, 2022 compared to the prior year period reflecting decreased transactional activity, partially offset by higher average equity markets.

AMERIPRISE FINANCIAL, INC.
Net investment income, which excludes net realized investment gains or losses, increased $14 million, or 22%, for the three months ended March 31, 2022 compared to the prior year period primarily due to higher average invested assets due to increased bank deposits, partially offset by lower certificate balances and the unfavorable impact of continued low interest rates, including lower investment yields on the investment portfolio supporting the certificate products.
Banking and deposit interest expense decreased $3 million, or 60%, for the three months ended March 31, 2022 compared to the prior year period primarily due to lower average crediting rates on certificates and lower average certificate balances.
Expenses
Distribution expenses increased $97 million, or 9%, for the three months ended March 31, 2022 compared to the prior year period reflecting higher asset-based advisor compensation from higher wrap account assets, partially offset by decreased transactional activity.
General and administrative expense increased $16 million, or 5%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting higher volume related expenses.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds, including recently acquired BMO branded funds, as of March 31, 2022:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted(1)	1 year	3 year	5 year	10 year
Equity	28%	81%	85%	88%
Fixed Income	53%	90%	94%	91%
Asset Allocation	45%	80%	86%	91%

4- or 5-star Morningstar rated funds(2)	Overall	3 year	5 year	10 year
Number of rated funds	129	108	104	104
Percent of rated assets	69%	62%	62%	72%
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 95 Columbia funds (Institutional shares) rated, 13 received a 5-star Overall Rating and 39 received a 4-star Overall Rating. Out of 92 Threadneedle funds (highest rated share class) rated, 18 received a 5-star Overall Rating and 32 received a 4-star Overall Rating. Out of 63 BMO branded funds (highest rated share class) rated, 6 received a 5-star Overall Rating and 21 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

The following table presents global managed assets by type:					Average (1)		Change
	As of March 31,		Change		Three Months Ended March 31,
	2022	2021			2022	2021
	(in billions)
Equity	$367.1	$319.4	$47.7	15%	$379.6	$308.8	$70.8	23%
Fixed income	256.5	194.3	62.2	32	267.2	195.2	72.0	37
Money market	12.9	5.8	7.1	NM	11.8	5.9	5.9	NM
Alternative	40.2	22.9	17.3	76	40.1	22.7	17.4	77
Hybrid and other	21.9	21.7	0.2	1	22.5	20.9	1.6	8
Total managed assets(2)	$698.6	$564.1	$134.5	24%	$721.2	$553.5	$167.7	30%
NM Not Meaningful.
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

AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended March 31,
	2022	2021
	(in billions)
Global Retail Funds (1)
Beginning assets	$409.4	$323.5
Inflows	21.8	22.5
Outflows	(23.2)	(17.6)
Net VP/VIT fund flows	(1.1)	(1.0)
Net new flows (2)	(2.5)	3.9
Reinvested dividends	0.6	0.7
Net flows	(1.9)	4.6
Distributions	(0.8)	(0.9)
Market appreciation (depreciation) and other	(25.8)	13.2
Foreign currency translation (3)	(0.9)	(0.2)
Total ending assets	380.0	340.2

Global Institutional (1)
Beginning assets	344.7	223.1
Inflows (4)	12.7	7.8
Outflows (4)	(11.5)	(7.5)
Net flows (2)	1.2	0.3
Market appreciation (depreciation) and other (5)	(21.7)	0.2
Foreign currency translation (3)	(5.6)	0.3
Total ending assets	318.6	223.9
Total managed assets	$698.6	$564.1

Total net flows	$(0.7)	$4.9

Legacy insurance partners net flows (6)	$(0.7)	$(1.3)
(1) The beginning balances as of January 1, 2022 for Global Retail Funds and Global Institutional were corrected by $8.9 billion due to a reclassification of assets. Total AUM as of January 1, 2022 remained unchanged.
(2) Included in the first quarter 2022 net flows are $2.5 billion of retail and $0.1 billion of institutional net flows from the US asset transfer from the BMO acquisition.
(3) Amounts represent local currency to US dollar translation for reporting purposes.
(4) Global Institutional inflows and outflows include net flows from our RiverSource Structured Annuity product and Ameriprise Bank, FSB.
(5) Included in Market appreciation (depreciation) and other for Global Institutional is the change in affiliated general account balance, excluding net flows related to our structured variable annuity product and Ameriprise Bank, FSB.
(6) Legacy insurance partners assets and net flows are included in the rollforwards above.

AMERIPRISE FINANCIAL, INC.
Total segment AUM decreased $55.5 billion, or 7%, during the three months ended March 31, 2022. Net outflows were $0.7 billion in the first quarter of 2022, a $5.6 billion decrease compared to the prior year period. Global retail net outflows were $1.9 billion. Global institutional net inflows were $1.2 billion and included $0.7 billion of outflows from legacy insurance partners assets.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$898	$713	$185	26%
Distribution fees	111	114	(3)	(3)
Net investment income	4	1	3	NM
Other revenues	4	—	4	—
Total revenues	1,017	828	189	23
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,017	828	189	23
Expenses
Distribution expenses	277	268	9	3
Amortization of deferred acquisition costs	3	3	—	—
Interest and debt expense	1	1	—	—
General and administrative expense	451	328	123	38
Total expenses	732	600	132	22
Adjusted operating earnings	$285	$228	$57	25%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $57 million, or 25%, for the three months ended March 31, 2022 compared to the prior year period primarily due to a higher level of average AUM from the acquisition of the BMO Global Asset Management (EMEA) business, equity market appreciation and cumulative net inflows, as well as higher performance fees.
Net Revenues
Management and financial advice fees increased $185 million, or 26%, for the three months ended March 31, 2022 compared to the prior year period primarily due to the acquired BMO Global Asset Management (EMEA) business, $53 million of higher performance fees, higher average equity markets, and the cumulative impact from net inflows.
Expenses
Distribution expenses increased $9 million, or 3%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting higher average equity markets.
General and administrative expense increased $123 million, or 38%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business and higher performance fee related compensation expenses.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$218	$222	$(4)	(2)%
Distribution fees	112	116	(4)	(3)
Net investment income	114	126	(12)	(10)
Premiums, policy and contract charges	325	323	2	1
Other revenues	3	—	3	—
Total revenues	772	787	(15)	(2)
Banking and deposit interest expense	—	—	—	—
Total net revenues	772	787	(15)	(2)
Expenses
Distribution expenses	119	129	(10)	(8)
Interest credited to fixed accounts	96	96	—	—
Benefits, claims, losses and settlement expenses	230	234	(4)	(2)
Amortization of deferred acquisition costs	53	63	(10)	(16)
Interest and debt expense	9	10	(1)	(10)
General and administrative expense	74	72	2	3
Total expenses	581	604	(23)	(4)
Adjusted operating earnings	$191	$183	$8	4%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts, net of hedges and the related DSIC and DAC amortization, unearned amortization and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $8 million, or 4%, for the three months ended March 31, 2022 compared to prior year period.
Variable annuity account balances decreased 1% to $85.8 billion as of March 31, 2022 compared to the prior year period due to net outflows of $1.9 billion, partially offset by market appreciation. Variable annuity sales decreased 27% compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees. The risk profile of our in force block continues to improve, with account values with living benefit riders down to 60% as of March 31, 2022 compared to 63% a year ago. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
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
Net Revenues
Net investment income, which excludes net realized investment gains or losses, decreased $12 million, or 10%, for the three months ended March 31, 2022 compared to the prior year period primarily due to lower yields on the investment portfolio.
Expenses
Distribution expenses decreased $10 million, or 8%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting decreased variable annuity sales.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity contracts and IUL contracts and the DAC offset to net realized investment gains or losses, decreased $10 million for the three months ended March 31, 2022 compared to the prior year period primarily reflecting lower than expected client exit rates.

AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2022	2021
	(in millions)
Revenues
Net investment income	$33	$100	$(67)	(67)%
Premiums, policy and contract charges	24	24	—	—
Other revenues	59	15	44	NM
Total revenues	116	139	(23)	(17)
Banking and deposit interest expense	—	—	—	—
Total net revenues	116	139	(23)	(17)
Expenses
Distribution expenses	(1)	(2)	1	50
Interest credited to fixed accounts	61	61	—	—
Benefits, claims, losses and settlement expenses	54	13	41	NM
Amortization of deferred acquisition costs	3	4	(1)	(25)
Interest and debt expense	16	15	1	7
General and administrative expense	59	69	(10)	(14)
Total expenses	192	160	32	20
Adjusted operating loss	$(76)	$(21)	$(55)	NM
NM Not Meaningful.
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $55 million, for the three months ended March 31, 2022 compared to the prior year period.
LTC insurance had a pretax adjusted operating earnings of $1 million for the three months ended March 31, 2022 compared to pretax adjusted operating earnings of $46 million for the prior year period reflecting the return to more normalized results compared to the COVID-19 related impacts in the year ago period.
FA business had a pretax adjusted operating loss of $5 million for the three months ended March 31, 2022 compared to a pretax adjusted operating loss of $4 million. Fixed deferred annuity account balances declined 4% to $7.5 billion as of March 31, 2022 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities. During the third quarter of 2021, we closed on a transaction to reinsure RiverSource Life’s fixed deferred and immediate annuity policies.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, integration and restructuring charges, and the impact of consolidating CIEs, decreased $67 million, or 67%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting lower average invested assets due to the sale of investments to a reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction and a $15 million gain on a strategic investment in the prior year period.
Other revenues increased $44 million to $59 million for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.

AMERIPRISE FINANCIAL, INC.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, increased $41 million, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting more normalized claims on LTC insurance, which benefited from COVID-19 related impacts in the prior year period.
General and administrative expense decreased $10 million, or 14%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the unfavorable mark-to-market impact on share-based compensation expense in the prior year period.
Market Risk
Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our fixed insurance, brokerage client cash balances, banking deposits, face-amount certificate products, fixed portion of our variable annuities and variable insurance contracts, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with our variable annuities and the value of derivatives held to hedge these benefits.
Our earnings from fixed insurance, the fixed portion of variable annuities and variable insurance contracts, and fixed deferred annuities are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of our liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business.
As a result of the current interest rate environment, our reinvestment yields are generally lower than the current portfolio yield. We expect our portfolio income yields to continue to decline in future periods should interest rates remain comparatively low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2024 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.5 billion and 1.9%, respectively, as of March 31, 2022. In addition, residential mortgage backed securities, which could be subject to prepayment risk if the low interest rate environment continues, totaled $11.7 billion and had a weighted average yield of 1.8% as of March 31, 2022. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2022 was approximately 2.4%.
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

AMERIPRISE FINANCIAL, INC.
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
To evaluate interest rate and equity price risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuities, indexed annuities, stock market certificates, indexed universal life (“IUL”) insurance and the associated hedge assets, we assume no change in implied market volatility despite the 10% drop in equity prices.
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2022:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(339)	$4	$(335)
DAC and DSIC amortization (2)(3)	(27)	—	(27)
Variable annuities:
GMDB and GMIB (3)	(12)	—	(12)
GMWB (3)	(499)	556	57
GMAB	(27)	28	1
Structured variable annuities	397	(365)	32
DAC and DSIC amortization (4)	N/A	N/A	(12)
Total variable annuities	(141)	219	66
Macro hedge program (5)	—	119	119
Certificates	—	—	—
IUL insurance	66	(71)	(5)
Total	$(441)	$271	$(182)	(6)
N/A Not Applicable.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(63)	$—	$(63)
Variable annuities:
GMWB	1,031	(1,263)	(232)
GMAB	9	(12)	(3)
Structured variable annuities	(20)	117	97
DAC and DSIC amortization (4)	N/A	N/A	21
Total variable annuities	1,020	(1,158)	(117)
Macro hedge program (5)	—	(1)	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	53	—	53
Banking deposits	57	—	57
Brokerage client cash balances	230	—	230
Certificates	12	—	12
IUL insurance	19	2	21
Total	$1,328	$(1,157)	$192
N/A Not Applicable.
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Market impact on DAC and DSIC amortization resulting from lower projected profits.

AMERIPRISE FINANCIAL, INC.
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
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately $(335) million.
The above results compare to an estimated negative net impact to pretax income of $190 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $80 million related to a 100 basis point increase in interest rates as of December 31, 2021. The change in interest rate exposure as of March 31, 2022 compared to December 31, 2021 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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
Actual results will differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10% and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, we have not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor have we tried to anticipate all strategic actions management might take to increase revenues or reduce expenses in these scenarios.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, fixed deferred indexed annuities, structured annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2022. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $420 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2022 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the three months ended March 31, 2022. At March 31, 2022 and December 31, 2021, we had $6.6 billion and $7.1 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At March 31, 2022 and December 31, 2021, the parent company had $316 million and $841 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity include a line of credit with an affiliate up to $729 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of March 31, 2022 was $1.5 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.

AMERIPRISE FINANCIAL, INC.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2022, we had no outstanding borrowings under this credit facility and had $1 million of outstanding letters of credit. Our credit facility contains various administrative, reporting, legal and financial covenants. We remain in compliance with all such covenants at March 31, 2022.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of March 31, 2022 and December 31, 2021, we had $8.2 billion and $8.1 billion, respectively, under the FHLB facilities, of which $200 million was outstanding as of both March 31, 2022 and December 31, 2021, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities. We believe cash flows from operating activities, available cash balances and our availability of revolver borrowings will be sufficient to fund our operating liquidity needs and stress requirements.
There have been no material changes to our contractual obligations disclosed in our 2021 10-K.
We repaid $500 million principal amount of its 3.0% senior notes at maturity on March 22, 2022. See Note 10 to our Consolidated Financial Statements for further information about our long-term debt maturities.
We believe cash flows from operating activities, available cash balances, our availability of revolver borrowings and dividends from our subsidiaries will be sufficient to fund our short-term and long-term operating liquidity needs and stress requirements.
We continue to monitor and respond to the ongoing COVID-19 pandemic. Our risk management strategy is designed to provide proactive protection during stress events such as the current pandemic. We believe our process is working as intended, and our liquidity and capital resources have remained a source of balance sheet strength during the three months ended March 31, 2022.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
RiverSource Life (1)(2)	$3,131	$3,419	N/A	$502
RiverSource Life of NY (1)(2)	273	310	N/A	42
ACC (4)(5)	299	304	$278	283
TAM UK International Holdings Ltd (6)	321	330	241	248
Ameriprise Bank, FSB (4) (7)	985	853	674	589
AFS (3)(4)	128	103	#	#
Ameriprise Captive Insurance Company (3)	38	39	13	10
Ameriprise Trust Company (3)	49	47	42	44
AEIS (3)(4)	162	155	30	29
RiverSource Distributors, Inc. (3)(4)	11	10	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	19	14	#	#
Columbia Threadneedle Investments UK International Ltd. (8)	337	348	165	170
N/A  Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.

AMERIPRISE FINANCIAL, INC.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2022 and December 31, 2021.
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
During the three months ended March 31, 2022, the parent holding company received cash dividends or a return of capital from its subsidiaries of $777 million (including $300 million from RiverSource Life) and contributed cash to its subsidiaries of $129 million (including $95 million to Ameriprise Bank, FSB). During the three months ended March 31, 2021, the parent holding company received cash dividends or a return of capital from its subsidiaries of $621 million (including $250 million from RiverSource Life) and contributed cash to its subsidiaries of $34 million.
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $133 million and $129 million for the three months ended March 31, 2022 and 2021, respectively. On April 25, 2022, we announced a quarterly dividend of $1.25 per common share. The dividend will be paid on May 20, 2022 to our shareholders of record at the close of business on May 9, 2022.
In August 2020, the Company’s Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through September 30, 2022. In January 2022, the Company’s Board of Directors authorized an additional $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024. As of March 31, 2022, we had $3.0 billion remaining under these share repurchase authorizations. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2022, we repurchased a total of 1.4 million shares of our common stock at an average price of $299.14 per share.
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
Operating Activities
Net cash provided by operating activities increased $1.4 billion to $409 million for the three months ended March 31, 2022 compared to net cash used in operating activities of $1.0 billion for the prior year period primarily reflecting a $882 million increase in policyholder account balances, future policy benefits and claims, net, a $324 million increase in net income and a $222 million increase in cash related to brokerage deposits.

AMERIPRISE FINANCIAL, INC.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities increased $856 million to $1.7 billion for the three months ended March 31, 2022 compared to $809 million for the prior year period primarily reflecting a $755 million decrease in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, a $727 million increase in cash used for purchases of Available-for-Sale securities, partially offset by a $490 million decrease in net cash flows used related to investments of consolidated investment entities.
Financing Activities
Net cash provided by financing activities increased $85 million to $518 million for the three months ended March 31, 2022 compared to $433 million for the prior year period primarily reflecting a $1.2 billion increase in banking deposits, a $399 million reduction in net cash outflows from investment certificates, partially offset by a $797 million decrease in borrowings by CIEs and a $500 million increase in repayments of long-term debt.
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
•statements about the outcomes from the application to convert Ameriprise Bank, FSB to a state-chartered bank and national trust bank or the anticipated deposit growth or impacts from possible future interest rate increases;
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

AMERIPRISE FINANCIAL, INC.
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
Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2021 10-K.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this report is incorporated herein by reference. These disclosures should be read in conjunction with the “Quantitative and Qualitative Disclosures About Market Risk” discussion included as Part II, Item 7A of our 2021 10-K filed with the SEC on February 25, 2022.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2022.

AMERIPRISE FINANCIAL, INC.
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
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2021 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2022:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2022
Share repurchase program (1)	334,220	$311.16	334,220	$3,328,441,337
Employee transactions (2)	110,082	$304.64	N/A	N/A

February 1 to February 28, 2022
Share repurchase program (1)	475,911	$304.67	475,911	$3,183,446,834
Employee transactions (2)	289,352	$311.08	N/A	N/A

March 1 to March 31, 2022
Share repurchase program (1)	623,973	$288.49	623,973	$3,003,438,420
Employee transactions (2)	91,123	$297.15	N/A	N/A

Totals
Share repurchase program (1)	1,434,104	$299.14	1,434,104
Employee transactions (2)	490,557	$307.05	N/A
	1,924,661		1,434,104
N/A  Not applicable.
(1) In August 2020, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of our common stock through September 30, 2022. In January 2022, our Board of Directors authorized an additional $3.0 billion for the repurchase of our common stock through March 31, 2024. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

10.1†*	Ameriprise Financial Long-Term Incentive Award Program Guide
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (iv) Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.
† Management contract or compensation plan or arrangement

AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 2, 2022	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2022	By:	/s/ John R. Hutt
John R. Hutt
Executive Vice President / LFO – Finance
(Principal Accounting Officer)