Form 10-Q
period 2022-06-30
AMERIPRISE FINANCIAL INC
filed 2022-08-01
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 22, 2022
Common Stock (par value $0.01 per share)	108,165,522 shares

AMERIPRISE FINANCIAL, INC.
FORM 10-Q

AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,277	$2,251	$4,736	$4,353
Distribution fees	458	452	904	910
Net investment income	287	278	548	655
Premiums, policy and contract charges	365	364	733	711
Other revenues	124	75	247	146
Total revenues	3,511	3,420	7,168	6,775
Banking and deposit interest expense	3	2	5	7
Total net revenues	3,508	3,418	7,163	6,768
Expenses
Distribution expenses	1,236	1,233	2,533	2,408
Interest credited to fixed accounts	145	124	286	283
Benefits, claims, losses and settlement expenses	82	404	293	1,057
Amortization of deferred acquisition costs	152	63	248	68
Interest and debt expense	44	43	84	85
General and administrative expense	894	830	1,841	1,653
Total expenses	2,553	2,697	5,285	5,554
Pretax income	955	721	1,878	1,214
Income tax provision	199	130	361	186
Net income	$756	$591	$1,517	$1,028

Earnings per share
Basic	$6.73	$4.99	$13.42	$8.63
Diluted	$6.61	$4.88	$13.16	$8.45
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income	$756	$591	$1,517	$1,028
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(122)	2	(168)	1
Net unrealized gains (losses) on securities	(776)	141	(1,629)	(199)
Net unrealized gains (losses) on derivatives	(2)	—	(1)	—
Defined benefit plans	—	—	—	29
Total other comprehensive income (loss), net of tax	(900)	143	(1,798)	(169)
Total comprehensive income (loss)	$(144)	$734	$(281)	$859
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,489	$7,127
Cash of consolidated investment entities	72	121
Investments (allowance for credit losses: 2022, $18; 2021, $18)	38,017	35,810
Investments of consolidated investment entities, at fair value	2,073	2,184
Separate account assets	77,758	97,491
Receivables (allowance for credit losses: 2022, $55; 2021, $55)	16,366	16,205
Receivables of consolidated investment entities, at fair value	19	17
Deferred acquisition costs	2,969	2,782
Restricted and segregated cash, cash equivalents and investments	2,494	2,795
Other assets	11,238	11,444
Other assets of consolidated investment entities, at fair value	2	3
Total assets	$158,497	$175,979

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$35,176	$35,750
Separate account liabilities	77,758	97,491
Customer deposits	24,344	20,227
Short-term borrowings	200	200
Long-term debt	2,824	2,832
Debt of consolidated investment entities, at fair value	2,078	2,164
Accounts payable and accrued expenses	2,206	2,527
Other liabilities	9,545	8,966
Other liabilities of consolidated investment entities, at fair value	62	137
Total liabilities	154,193	170,294
Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 335,386,297 and 334,828,117, respectively)	3	3
Additional paid-in capital	9,380	9,220
Retained earnings	18,767	17,525
Treasury shares, at cost (226,947,679 and 223,967,107 shares, respectively)	(22,051)	(21,066)
Accumulated other comprehensive income (loss), net of tax	(1,795)	3
Total equity	4,304	5,685
Total liabilities and equity	$158,497	$175,979
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at April 1, 2022	110,145,970	$3	$9,348	$18,153	$(21,599)	$(895)	$5,010
Net income	—	—	—	756	—	—	756
Other comprehensive loss, net of tax	—	—	—	—	—	(900)	(900)
Dividends to shareholders	—	—	—	(142)	—	—	(142)
Repurchase of common shares	(1,794,376)	—	—	—	(477)	—	(477)
Share-based compensation plans	87,024	—	32	—	25	—	57
Balances at June 30, 2022	108,438,618	$3	$9,380	$18,767	$(22,051)	$(1,795)	$4,304

Balances at April 1, 2021	115,988,271	$3	$8,982	$15,600	$(19,400)	$317	$5,502
Net income	—	—	—	591	—	—	591
Other comprehensive income, net of tax	—	—	—	—	—	143	143
Dividends to shareholders	—	—	—	(134)	—	—	(134)
Repurchase of common shares	(1,898,474)	—	—	—	(484)	—	(484)
Share-based compensation plans	207,637	—	67	—	1	—	68
Balances at June 30, 2021	114,297,434	$3	$9,049	$16,057	$(19,883)	$460	$5,686

Balances at January 1, 2022	110,861,010	$3	$9,220	$17,525	$(21,066)	$3	$5,685
Net income	—	—	—	1,517	—	—	1,517
Other comprehensive loss, net of tax	—	—	—	—	—	(1,798)	(1,798)
Dividends to shareholders	—	—	—	(275)	—	—	(275)
Repurchase of common shares	(3,724,611)	—	—	—	(1,056)	—	(1,056)
Share-based compensation plans	1,302,219	—	160	—	71	—	231
Balances at June 30, 2022	108,438,618	$3	$9,380	$18,767	$(22,051)	$(1,795)	$4,304

Balances at January 1, 2021	116,765,613	$3	$8,822	$15,292	$(18,879)	$629	$5,867
Net income	—	—	—	1,028	—	—	1,028
Other comprehensive loss, net of tax	—	—	—	—	—	(169)	(169)
Dividends to shareholders	—	—	—	(263)	—	—	(263)
Repurchase of common shares	(4,488,172)	—	—	—	(1,038)	—	(1,038)
Share-based compensation plans	2,019,993	—	227	—	34	—	261
Balances at June 30, 2021	114,297,434	$3	$9,049	$16,057	$(19,883)	$460	$5,686

See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash Flows from Operating Activities
Net income	$1,517	$1,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(4)	120
Deferred income tax expense (benefit)	153	161
Share-based compensation	86	74
Net realized investment gains	(9)	(79)
Net trading (gains) losses	3	3
Loss from equity method investments	18	33
Impairments and provision for loan and credit losses	9	7
Net (gains) losses of consolidated investment entities	4	(20)
Changes in operating assets and liabilities:
Restricted and segregated investments	(198)	(265)
Deferred acquisition costs	143	(70)
Policyholder account balances, future policy benefits and claims, net	153	377
Derivatives, net of collateral	(41)	(122)
Receivables	(211)	(236)
Brokerage deposits	28	(104)
Accounts payable and accrued expenses	(233)	153
Current income tax, net	41	(286)
Deferred taxes, net	6	(312)
Other operating assets and liabilities of consolidated investment entities, net	2	8
Other, net	351	461
Net cash provided by (used in) operating activities	1,818	931

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	302	405
Maturities, sinking fund payments and calls	3,990	5,714
Purchases	(8,921)	(6,210)
Proceeds from sales, maturities and repayments of mortgage loans	71	173
Funding of mortgage loans	(116)	(120)
Proceeds from sales, maturities and collections of other investments	33	112
Purchase of other investments	(61)	(54)
Purchase of investments by consolidated investment entities	(367)	(1,178)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	312	556
Purchase of land, buildings, equipment and software	(84)	(55)
Cash paid for written options with deferred premiums	(120)	(210)
Cash received from written options with deferred premiums	87	24
Cash returned (paid) for acquisition of business, net of cash acquired	34	—
Cash paid for deposit receivables	(23)	(4)
Cash received for deposit receivables	263	44
Other, net	8	(106)
Net cash provided by (used in) investing activities	$(4,592)	$(909)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$1,835	$1,397
Maturities, withdrawals and cash surrenders	(1,850)	(2,407)
Policyholder account balances:
Deposits and other additions	487	751
Net transfers from (to) separate accounts	(90)	(132)
Surrenders and other benefits	(649)	(693)
Change in banking deposits, net	4,101	1,268
Cash paid for purchased options with deferred premiums	(117)	(76)
Cash received from purchased options with deferred premiums	168	342
Issuance of long-term debt	495	4
Repayments of long-term debt	(505)	(4)
Dividends paid to shareholders	(266)	(255)
Repurchase of common shares	(989)	(911)
Borrowings of consolidated investment entities	—	1,375
Repayments of debt by consolidated investment entities	(1)	(754)
Other, net	(12)	(6)
Net cash provided by (used in) financing activities	2,607	(101)
Effect of exchange rate changes on cash	(20)	9
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(187)	(70)
Cash and cash equivalents, including amounts restricted, at beginning of period	9,569	8,903
Cash and cash equivalents, including amounts restricted, at end of period	$9,382	$8,833

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$54	$58
Interest paid by consolidated investment entities	30	30
Income taxes paid, net	166	638
Leased assets obtained in exchange for operating lease liabilities	27	52
Non-cash investing activity:
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	—	17

	June 30, 2022	December 31, 2021
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$7,489	$7,127
Cash of consolidated investment entities	72	121
Restricted and segregated cash, cash equivalents and investments	2,494	2,795
Less: Restricted and segregated investments	(673)	(474)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$9,382	$9,569
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
For the six months ended June 30, 2022, the Company recorded an out-of-period correction of $256 million, net of tax ($140 million, net of tax, for the three months ended June 30, 2022), in other comprehensive income (“OCI”) resulting in an increase to total equity and total comprehensive income, correcting the shadow unearned revenue liability balance associated with universal life insurance products.
In the first quarter of 2021, the Company recorded a favorable out-of-period correction of $29 million in other comprehensive income related to defined benefit plans.
The impact of the errors, individually and in the aggregate, was not material to the current and prior period financial statements.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts. The guidance revises elements of the measurement models and disclosure requirements for long-duration insurance contracts issued by insurers. Adoption of the accounting standard will not impact overall cash flows, insurance subsidiaries’ dividend capacity, or regulatory capital requirements.
When the Company adopts the standard as of January 1, 2021 (the “transition date”), opening equity will be adjusted for the adoption impacts to retained earnings and accumulated other comprehensive income (loss) (“AOCI”) and prior periods presented (i.e. 2021 and 2022) will be restated. The Company currently estimates the adoption impact as of January 1, 2021 to be a reduction in total equity of $2.3 billion to $2.6 billion, of which a significant portion will be reflected in AOCI. However, as of June 30, 2022, the impact on total equity is estimated to be a reduction of $200 million to $400 million as a result of changes in the equity, credit, and rate environment subsequent to the transition date.
The Company utilizes a governance framework to guide our adoption process and is managing a detailed implementation plan to support the timely application of the standard in the first quarter of 2023. The Company continues to refine its technology solutions and internal controls environment. These activities include, but are not limited to, modifications of actuarial valuation models, and accounting and financial reporting processes and systems. The estimated adoption impact at transition date and the impact to periods subsequent to transition date is subject to change as the Company completes its adoption process.
3. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended June 30, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$543	$—	$—	$543	$—	$543
Institutional	—	173	—	—	173	—	173
Advisory fees	1,144	—	—	—	1,144	—	1,144
Financial planning fees	99	—	—	—	99	—	99
Transaction and other fees	97	54	15	—	166	—	166
Total management and financial advice fees	1,340	770	15	—	2,125	—	2,125
Distribution fees:
Mutual funds	186	58	—	—	244	—	244
Insurance and annuity	216	42	88	—	346	—	346
Other products	140	—	—	—	140	—	140
Total distribution fees	542	100	88	—	730	—	730
Other revenues	54	1	—	—	55	—	55
Total revenue from contracts with customers	1,936	871	103	—	2,910	—	2,910
Revenue from other sources (1)	123	10	657	119	909	31	940
Total segment gross revenues	2,059	881	760	119	3,819	31	3,850
Banking and deposit interest expense	(3)	—	—	—	(3)	—	(3)
Total segment net revenues	2,056	881	760	119	3,816	31	3,847
Elimination of intersegment revenues	(221)	(11)	(105)	—	(337)	(2)	(339)
Total net revenues	$1,835	$870	$655	$119	$3,479	$29	$3,508

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$567	$—	$—	$567	$—	$567
Institutional	—	131	—	—	131	—	131
Advisory fees	1,113	—	—	—	1,113	—	1,113
Financial planning fees	93	—	—	—	93	—	93
Transaction and other fees	93	56	18	—	167	—	167
Total management and financial advice fees	1,299	754	18	—	2,071	—	2,071
Distribution fees:
Mutual funds	212	69	—	—	281	—	281
Insurance and annuity	252	49	101	—	402	—	402
Other products	98	—	—	—	98	—	98
Total distribution fees	562	118	101	—	781	—	781
Other revenues	51	7	—	1	59	—	59
Total revenue from contracts with customers	1,912	879	119	1	2,911	—	2,911
Revenue from other sources (1)	70	—	689	119	878	34	912
Total segment gross revenues	1,982	879	808	120	3,789	34	3,823
Banking and deposit interest expense	(2)	—	—	(1)	(3)	—	(3)
Total segment net revenues	1,980	879	808	119	3,786	34	3,820
Elimination of intersegment revenues	(266)	(14)	(118)	(1)	(399)	(3)	(402)
Total net revenues	$1,714	$865	$690	$118	$3,387	$31	$3,418

	Six Months Ended June 30, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,187	$—	$—	$1,187	$—	$1,187
Institutional	—	368	—	—	368	—	368
Advisory fees	2,335	—	—	—	2,335	—	2,335
Financial planning fees	196	—	—	—	196	—	196
Transaction and other fees	189	109	31	—	329	—	329
Total management and financial advice fees	2,720	1,664	31	—	4,415	—	4,415
Distribution fees:
Mutual funds	390	123	—	—	513	—	513
Insurance and annuity	437	88	183	—	708	—	708
Other products	244	—	—	—	244	—	244
Total distribution fees	1,071	211	183	—	1,465	—	1,465
Other revenues	107	6	—	—	113	—	113
Total revenue from contracts with customers	3,898	1,881	214	—	5,993	—	5,993
Revenue from other sources (1)	205	17	1,318	235	1,775	94	1,869
Total segment gross revenues	4,103	1,898	1,532	235	7,768	94	7,862
Banking and deposit interest expense	(5)	—	—	—	(5)	—	(5)
Total segment net revenues	4,098	1,898	1,532	235	7,763	94	7,857
Elimination of intersegment revenues	(449)	(23)	(217)	—	(689)	(5)	(694)
Total net revenues	$3,649	$1,875	$1,315	$235	$7,074	$89	$7,163

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,098	$—	$—	$1,098	$—	$1,098
Institutional	—	254	—	—	254	—	254
Advisory fees	2,141	—	—	—	2,141	—	2,141
Financial planning fees	181	—	—	—	181	—	181
Transaction and other fees	182	108	34	—	324	—	324
Total management and financial advice fees	2,504	1,460	34	—	3,998	—	3,998
Distribution fees:
Mutual funds	419	136	—	—	555	—	555
Insurance and annuity	492	96	200	—	788	—	788
Other products	210	—	—	—	210	—	210
Total distribution fees	1,121	232	200	—	1,553	—	1,553
Other revenues	100	8	—	1	109	—	109
Total revenue from contracts with customers	3,725	1,700	234	1	5,660	—	5,660
Revenue from other sources (1)	141	7	1,361	258	1,767	133	1,900
Total segment gross revenues	3,866	1,707	1,595	259	7,427	133	7,560
Banking and deposit interest expense	(7)	—	—	(1)	(8)	—	(8)
Total segment net revenues	3,859	1,707	1,595	258	7,419	133	7,552
Elimination of intersegment revenues	(516)	(27)	(234)	(1)	(778)	(6)	(784)
Total net revenues	$3,343	$1,680	$1,361	$257	$6,641	$127	$6,768
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $151 million and $157 million as of June 30, 2022 and December 31, 2021, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and were $121 million and $126 million as of June 30, 2022 and December 31, 2021, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $26 million and nil as of June 30, 2022 and December 31, 2021, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Contract Costs Asset
The Company has an asset of $37 million and $39 million as of June 30, 2022 and December 31, 2021, respectively, related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $561 million and $668 million as of June 30, 2022 and December 31, 2021, respectively.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities. The Company has unfunded commitments related to consolidated CLOs of $28 million and $27 million as of June 30, 2022 and December 31, 2021, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both June 30, 2022 and December 31, 2021. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $42 million and $44 million as of June 30, 2022 and December 31, 2021, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both June 30, 2022 and December 31, 2021.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $42 million and $43 million as of June 30, 2022 and December 31, 2021, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $115 million and $138 million as of June 30, 2022 and December 31, 2021, respectively. The Company had a $8 million liability recorded as of both June 30, 2022 and December 31, 2021 related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
Structured Investments
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities and commercial and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its amortized cost. See Note 5 for additional information on these structured investments.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$1	$2	$3
Syndicated loans	—	1,975	95	2,070
Total investments	—	1,976	97	2,073
Receivables	—	19	—	19
Other assets	—	2	—	2
Total assets at fair value	$—	$1,997	$97	$2,094

Liabilities
Debt (1)	$—	$2,078	$—	$2,078
Other liabilities	—	62	—	62
Total liabilities at fair value	$—	$2,140	$—	$2,140

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$3	$—	$3
Syndicated loans	—	2,117	64	2,181
Total investments	—	2,120	64	2,184
Receivables	—	17	—	17
Other assets	—	—	3	3
Total assets at fair value	$—	$2,137	$67	$2,204

Liabilities
Debt (1)	$—	$2,164	$—	$2,164
Other liabilities	—	137	—	137
Total liabilities at fair value	$—	$2,301	$—	$2,301
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.2 billion as of June 30, 2022 and December 31, 2021, respectively.
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at April 1, 2022	$—	$97
Total gains (losses) included in:
Net income	—	(2)	(1)
Purchases	—	8
Settlements	—	(8)
Transfers into Level 3	2	50
Transfers out of Level 3	—	(50)
Balance at June 30, 2022	$2	$95

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2022	$—	$(2)	(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans
	(in millions)
Balance at April 1, 2021	$155
Purchases	22
Sales	(24)
Settlements	(19)
Transfers into Level 3	28
Transfers out of Level 3	(50)
Balance at June 30, 2021	$112

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2021	$(1)	(1)

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(3)	(1)	—
Purchases	—	23		—
Sales	—	(1)		—
Settlements	—	(8)		—
Transfers into Level 3	2	112		—
Transfers out of Level 3	—	(92)		(3)
Balance at June 30, 2022	$2	$95		$—

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2022	$—	$(3)	(1)	$—

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	—
Purchases	81		—
Sales	(34)		—
Settlements	(39)		—
Transfers into Level 3	85		—
Transfers out of Level 3	(75)		(2)
Balance at June 30, 2021	$112		$—

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2021	$(1)	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of June 30, 2022 and December 31, 2021 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.

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
Receivables
For receivables of the consolidated CLOs, the carrying value approximates fair value as the nature of these assets has historically been short-term and the receivables have been collectible. The fair value of these receivables is classified as Level 2.
Liabilities
Debt
The fair value of the CLOs’ assets, typically syndicated bank loans, is more observable than the fair value of the CLOs’ debt tranches for which market activity is limited and less transparent. As a result, the fair value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets and is classified as Level 2.
Other Liabilities
Other liabilities consist primarily of securities purchased but not yet settled held by consolidated CLOs. The carrying value approximates fair value as the nature of these liabilities has historically been short-term. The fair value of these liabilities is classified as Level 2. Other liabilities also include accrued interest on CLO debt.
Fair Value Option
The Company has elected the fair value option for the financial assets and liabilities of the consolidated CLOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CLOs.
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2022	December 31, 2021
	(in millions)
Syndicated loans
Unpaid principal balance	$2,209	$2,233
Excess unpaid principal over fair value	(139)	(52)
Fair value	$2,070	$2,181

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	14	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	17	10

Debt
Unpaid principal balance	$2,295	$2,296
Excess unpaid principal over fair value	(217)	(132)
Carrying value (1)	$2,078	$2,164
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.2 billion as of June 30, 2022 and December 31, 2021, respectively.
Interest income from syndicated loans, bonds and structured investments is recorded based on contractual rates in Net investment income. Gains and losses related to the changes in fair value of investments and gains and losses on sales of investments are also recorded in Net investment income. Interest expense on debt is recorded in Interest and debt expense with gains and losses related to the changes in fair value of debt recorded in Net investment income.
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and six months ended June 30, 2022 and 2021.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,078	$2,164	2.7%	1.7%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 10.4%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5.  Investments
The following is a summary of Ameriprise Financial investments:

	June 30, 2022	December 31, 2021
	(in millions)
Available-for-Sale securities, at fair value	$34,289	$32,050
Mortgage loans (allowance for credit losses: 2022, $12; 2021, $12)	1,996	1,953
Policy loans	833	835
Other investments (allowance for credit losses: 2022, $5; 2021, $5)	899	972
Total	$38,017	$35,810
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of Net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Investment income on fixed maturities	$259	$265	$473	$531
Net realized gains (losses)	(15)	11	5	81
Affordable housing partnerships	(11)	(23)	(26)	(38)
Other	36	7	59	27
Consolidated investment entities	18	18	37	54
Total	$287	$278	$548	$655
Available-for-Sale securities distributed by type were as follows:

	June 30, 2022
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$9,308	$267	$(637)	$—	$8,938
Residential mortgage backed securities	14,074	8	(809)	—	13,273
Commercial mortgage backed securities	5,563	1	(313)	—	5,251
Asset backed securities	4,818	12	(135)	—	4,695
State and municipal obligations	807	101	(16)	(1)	891
U.S. government and agency obligations	1,158	—	(1)	—	1,157
Foreign government bonds and obligations	53	—	(3)	—	50
Other securities	36	—	(2)	—	34
Total	$35,817	$389	$(1,916)	$(1)	$34,289

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$8,737	$1,243	$(48)	$—	$9,932
Residential mortgage backed securities	10,927	67	(50)	—	10,944
Commercial mortgage backed securities	4,950	59	(23)	—	4,986
Asset backed securities	3,639	26	(11)	—	3,654
State and municipal obligations	850	244	(1)	(1)	1,092
U.S. government and agency obligations	1,301	—	—	—	1,301
Foreign government bonds and obligations	88	5	(1)	—	92
Other securities	49	—	—	—	49
Total	$30,541	$1,644	$(134)	$(1)	$32,050
As of June 30, 2022 and December 31, 2021, accrued interest of $167 million and $140 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of June 30, 2022 and December 31, 2021, investment securities with a fair value of $3.3 billion and $3.1 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $478 million and $314 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of June 30, 2022 and December 31, 2021, fixed maturity securities comprised approximately 90% and 89%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2022 and December 31, 2021, the Company’s internal analysts rated $586 million and $400 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$24,955	$23,727	69%	$20,563	$20,625	64%
AA	1,038	1,104	3	727	898	3
A	1,707	1,781	5	1,775	2,129	7
BBB	7,423	7,040	21	6,495	7,268	23
Below investment grade (1)	694	637	2	981	1,130	3
Total fixed maturities	$35,817	$34,289	100%	$30,541	$32,050	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million and $2 million, respectively, as of both June 30, 2022 and December 31, 2021. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of both June 30, 2022 and December 31, 2021, approximately 30% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of the Company’s total shareholder’s equity as of both June 30, 2022 and December 31, 2021.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	June 30, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	407	$5,351	$(528)	43	$460	$(109)	450	$5,811	$(637)
Residential mortgage backed securities	624	11,567	(761)	76	618	(48)	700	12,185	(809)
Commercial mortgage backed securities	286	4,808	(291)	20	268	(22)	306	5,076	(313)
Asset backed securities	132	4,244	(130)	8	129	(5)	140	4,373	(135)
State and municipal obligations	63	167	(15)	1	4	(1)	64	171	(16)
U.S. government and agency obligations	26	1,045	(1)	—	—	—	26	1,045	(1)
Foreign government bonds and obligations	11	30	(3)	1	1	—	12	31	(3)
Other securities	2	34	(2)	—	—	—	2	34	(2)
Total	1,551	$27,246	$(1,731)	149	$1,480	$(185)	1,700	$28,726	$(1,916)

Description of Securities	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	110	$2,056	$(43)	14	$81	$(5)	124	$2,137	$(48)
Residential mortgage backed securities	206	5,808	(48)	56	191	(2)	262	5,999	(50)
Commercial mortgage backed securities	102	2,184	(22)	9	139	(1)	111	2,323	(23)
Asset backed securities	41	1,883	(11)	6	118	—	47	2,001	(11)
State and municipal obligations	26	64	(1)	—	—	—	26	64	(1)
Foreign government bonds and obligations	5	6	—	6	4	(1)	11	10	(1)
Total	490	$12,001	$(125)	91	$533	$(9)	581	$12,534	$(134)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2022 is primarily attributable to the impact of higher interest rates and wider credit spreads driven by continued market volatility, with no specific credit concerns. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of June 30, 2022 and December 31, 2021, approximately 95% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at April 1, 2022	$—	$—	$1	$1
Charge-offs	—	—	—	—
Balance at June 30, 2022	$—	$—	$1	$1

Balance at April 1, 2021	$—	$—	$—	$—
Charge-offs	—	—	—	—
Balance at June 30, 2021	$—	$—	$—	$—

Balance at January 1, 2022	$—	$—	$1	$1
Charge-offs	—	—	—	—
Balance at June 30, 2022	$—	$—	$1	$1

Balance at January 1, 2021	$10	$1	$—	$11
Charge-offs	(10)	(1)	—	(11)
Balance at June 30, 2021	$—	$—	$—	$—
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Gross realized investment gains	$2	$14	$22	$65
Gross realized investment losses	(11)	—	(11)	(1)
Other impairments	(6)	(13)	(6)	(13)
Total	$(15)	$1	$5	$51
There were no credit losses for the three and six months ended June 30, 2022 and 2021. Other impairments for the three and six months ended June 30, 2022 and 2021 related to Available-for-Sale securities which the Company intended to sell.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of June 30, 2022 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,730	$1,726
Due after one year through five years	2,260	2,218
Due after five years through 10 years	3,636	3,208
Due after 10 years	3,736	3,918
	11,362	11,070
Residential mortgage backed securities	14,074	13,273
Commercial mortgage backed securities	5,563	5,251
Asset backed securities	4,818	4,695
Total	$35,817	$34,289
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2022	$47	$3	$50
Provisions	2	1	3
Charge-offs	—	(1)	(1)
Balance at June 30, 2022	$49	$3	$52

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2021	$66	$2	$68
Provisions	(15)	1	(14)
Charge-offs	(3)	—	(3)
Other	2	—	2
Balance at June 30, 2021	$50	$3	$53
Accrued interest on commercial loans was $12 million and $13 million as of June 30, 2022 and December 31, 2021, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2022 and 2021, the Company purchased $57 million and $24 million, respectively, of syndicated loans, and sold $1 million and $4 million, respectively, of syndicated loans. During the six months ended June 30, 2022 and 2021, the Company purchased $57 million and $37 million, respectively, of syndicated loans, and sold $1 million and $8 million, respectively, of syndicated loans.
During the three months ended June 30, 2022 and 2021, the Company purchased $22 million and $4 million, respectively, of residential mortgage loans. During the six months ended June 30, 2022 and 2021, the Company purchased $23 million and $6 million, respectively, of residential mortgage loans. The allowance for credit losses for residential mortgage loans was not material as of both June 30, 2022 and 2021.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $11 million and $9 million as of June 30, 2022 and December 31, 2021, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2022 and December 31, 2021. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loans past due were $3 million and nil as of June 30, 2022 and December 31, 2021, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio:

	June 30, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$3	$41	$48
80% - 100%	2	9	2	20	9	48	90
60% - 80%	34	94	17	58	8	100	311
40% - 60%	34	85	70	87	63	460	799
< 40%	8	13	30	4	83	552	690
Total	$78	$201	$121	$171	$166	$1,201	$1,938

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$20	$10	$—	$29	$59
80% - 100%	9	2	9	2	—	29	51
60% - 80%	142	80	60	23	61	138	504
40% - 60%	42	33	86	74	57	401	693
< 40%	11	8	48	6	58	478	609
Total	$204	$123	$223	$115	$176	$1,075	$1,916
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions)
East North Central	$208	$194	11%	10%
East South Central	56	57	3	3
Middle Atlantic	116	122	6	6
Mountain	128	119	7	6
New England	24	28	1	2
Pacific	634	627	32	33
South Atlantic	506	497	26	26
West North Central	139	141	7	7
West South Central	127	131	7	7
	1,938	1,916	100%	100%
Less: allowance for credit losses	12	12
Total	$1,926	$1,904

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions)
Apartments	$517	$496	27%	26%
Hotel	14	14	1	1
Industrial	319	319	16	17
Mixed use	67	68	3	3
Office	268	271	14	14
Retail	619	617	32	32
Other	134	131	7	7
	1,938	1,916	100%	100%
Less: allowance for credit losses	12	12
Total	$1,926	$1,904
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2022 and December 31, 2021 was $191 million and $149 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil as of June 30, 2022 and December 31, 2021. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	June 30, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$1	$—	$—	$—	$—	$—	$1
Risk 4	—	—	—	1	—	2	3
Risk 3	—	9	1	7	4	13	34
Risk 2	8	20	7	14	7	36	92
Risk 1	1	8	3	6	13	30	61
Total	$10	$37	$11	$28	$24	$81	$191

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$1	$—	$—	$—	$1
Risk 4	—	—	—	—	1	2	3
Risk 3	—	—	4	5	5	6	20
Risk 2	15	4	12	10	18	12	71
Risk 1	8	3	3	11	16	13	54
Total	$23	$7	$20	$26	$40	$33	$149
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $7 million and $5 million as of June 30, 2022 and December 31, 2021, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	June 30, 2022
Termination Status	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Active	$99	$125	$132	$108	$83	$194	$741
Terminated	—	1	1	2	—	7	11
Total	$99	$126	$133	$110	$83	$201	$752

	December 31, 2021
Termination Status	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Active	$136	$147	$119	$89	$116	$113	$720
Terminated	1	1	—	—	—	6	8
Total	$137	$148	$119	$89	$116	$119	$728
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 1% of total credit card receivables as of both June 30, 2022 and December 31, 2021.
The table below presents the amortized cost basis of credit card receivables by FICO score:

	June 30, 2022	December 31, 2021
	(in millions)
> 800	$29	$30
750 - 799	25	24
700 - 749	25	25
650 - 699	15	14
< 650	5	5
Total	$99	$98
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Margin Loans
The margin loans balance was $1.3 billion and $1.2 billion as of June 30, 2022 and December 31, 2021, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both June 30, 2022 and December 31, 2021, the allowance for credit losses on margin loans was not material.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $601 million and $467 million as of June 30, 2022 and December 31, 2021, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of June 30, 2022 and December 31, 2021, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $7.6 billion and $7.9 billion as of June 30, 2022 and December 31, 2021, respectively. Deposit receivables are fully collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for the deposit receivables as of June 30, 2022 and December 31, 2021.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the three and six months ended June 30, 2022 and 2021. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2022	2021
	(in millions)
Balance at January 1	$2,782	$2,532
Capitalization of acquisition costs	105	138
Amortization	(248)	(68)
Impact of change in net unrealized (gains) losses on securities	330	48
Balance at June 30	$2,969	$2,650
The balances of and changes in DSIC, which is included in Other assets, were as follows:

	2022	2021
	(in millions)
Balance at January 1	$189	$189
Capitalization of sales inducement costs	—	1
Amortization	(24)	(7)
Impact of change in net unrealized (gains) losses on securities	10	5
Balance at June 30	$175	$188
8.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Policyholder account balances
Fixed annuities (1)	$7,897	$8,117
Variable annuity fixed sub-accounts	4,931	4,990
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,079	3,103
Indexed universal life (“IUL”) insurance	2,624	2,534
Structured variable annuities	4,871	4,440
Other life insurance	543	563
Total policyholder account balances	23,945	23,747

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,983	2,336
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	40	(23)
Other annuity liabilities	220	67
Fixed annuity life contingent liabilities	1,234	1,278
Life and disability income insurance	1,120	1,139
Long term care insurance	5,340	5,664
UL/VUL and other life insurance additional liabilities	1,057	1,291
Total future policy benefits	10,994	11,752
Policy claims and other policyholders’ funds	237	251
Total policyholder account balances, future policy benefits and claims	$35,176	$35,750
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2021 and the amount is presented as a contra liability.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Separate account liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Variable annuity	$65,886	$82,862
VUL insurance	7,517	9,343
Other insurance	26	33
Threadneedle investment liabilities	4,329	5,253
Total	$77,758	$97,491
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	June 30, 2022				December 31, 2021
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$55,970	$54,283	$680	69	$70,020	$68,145	$6	69
Five/six-year reset	6,986	4,304	202	69	8,309	5,612	6	68
One-year ratchet	4,950	4,638	786	72	6,177	5,858	13	71
Five-year ratchet	1,141	1,091	64	68	1,438	1,386	1	68
Other	1,035	1,020	225	74	1,302	1,286	38	74
Total — GMDB	$70,082	$65,336	$1,957	69	$87,246	$82,287	$64	69

GGU death benefit	$1,028	$969	$146	72	$1,260	$1,198	$184	72

GMIB	$140	$127	$10	72	$184	$170	$4	71
GMWB:
GMWB	$1,477	$1,472	$16	75	$1,900	$1,895	$1	75
GMWB for life	41,016	41,003	2,145	70	52,387	52,334	187	69
Total — GMWB	$42,493	$42,475	$2,161	70	$54,287	$54,229	$188	69

GMAB	$1,541	$1,541	$101	62	$2,005	$2,005	$—	62
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2022		December 31, 2021
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,536	69	$6,564	68
Structured variable annuity GMDB	$523	63	$3	63
The net amount at risk for UL secondary guarantees and structured variable annuity GMDB is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2022	$36	$5	$2,336	$(23)	$1,020
Incurred claims	13	1	(353)	63	50
Paid claims	(7)	—	—	—	(20)
Balance at June 30, 2022	$42	$6	$1,983	$40	$1,050

Balance at January 1, 2021	$24	$6	$3,049	$1	$916
Incurred claims	9	—	(900)	(21)	69
Paid claims	(2)	—	—	—	(16)
Balance at June 30, 2021	$31	$6	$2,149	$(20)	$969
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2022	December 31, 2021
	(in millions)
Mutual funds:
Equity	$38,321	$49,183
Bond	20,535	24,998
Other	6,684	8,316
Total mutual funds	$65,540	$82,497

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
10.  Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions)
Long-term debt:
Senior notes due 2022	$—	$500	—%	3.0%
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2032	500	—	4.5	—
Finance lease liabilities	35	40	N/A	N/A
Other (1)	(11)	(8)	N/A	N/A
Total long-term debt	2,824	2,832

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	200	200	1.6%	0.3%
Total	$3,024	$3,032
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
On May 13, 2022, the Company issued $500 million of 4.5% unsecured senior notes due May 13, 2032 and incurred debt issuance costs of $5 million. Interest payments are due semi-annually in arrears on May 13 and November 13, commencing on November 13, 2022.
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in Investments and was $1.2 billion of commercial mortgage backed securities as of both June 30, 2022 and December 31, 2021, and $535 million and $581 million of residential mortgage backed securities as of June 30, 2022 and December 31, 2021, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both June 30, 2022 and December 31, 2021. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
In June 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both June 30, 2022 and December 31, 2021, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both June 30, 2022 and December 31, 2021.
11.  Fair Values of Assets and Liabilities
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$1,442	$3,292	$—	$4,734
Available-for-Sale securities:
Corporate debt securities	—	8,480	458	8,938
Residential mortgage backed securities	—	13,134	139	13,273
Commercial mortgage backed securities	—	5,251	—	5,251
Asset backed securities	—	4,674	21	4,695
State and municipal obligations	—	891	—	891
U.S. government and agency obligations	1,157	—	—	1,157
Foreign government bonds and obligations	—	50	—	50
Other securities	—	34	—	34
Total Available-for-Sale securities	1,157	32,514	618	34,289
Investments at net asset value (“NAV”)				10	(1)
Trading and other securities	188	24	—	212
Separate account assets at NAV				77,758	(1)
Investments and cash equivalents segregated for regulatory purposes	722	—	—	722
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	49	49
Other assets:
Interest rate derivative contracts	18	676	—	694
Equity derivative contracts	156	2,509	—	2,665
Credit derivative contracts	—	33	—	33
Foreign exchange derivative contracts	—	60	—	60
Total other assets	174	3,278	—	3,452
Total assets at fair value	$3,683	$39,108	$667	$121,226

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$45	$48
IUL embedded derivatives	—	—	719	719
GMWB and GMAB embedded derivatives	—	—	1,006	1,006	(2)
Structured variable annuity embedded derivatives	—	—	(362)	(362)	(3)
Total policyholder account balances, future policy benefits and claims	—	3	1,408	1,411	(4)
Customer deposits	—	1	—	1
Other liabilities:
Interest rate derivative contracts	29	434	—	463
Equity derivative contracts	172	2,557	—	2,729
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	4	9	—	13
Other	185	9	61	255
Total other liabilities	390	3,011	61	3,462
Total liabilities at fair value	$390	$3,015	$1,469	$4,874

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,341	$3,478	$—	$5,819
Available-for-Sale securities:
Corporate debt securities	—	9,430	502	9,932
Residential mortgage backed securities	—	10,944	—	10,944
Commercial mortgage backed securities	—	4,951	35	4,986
Asset backed securities	—	3,647	7	3,654
State and municipal obligations	—	1,092	—	1,092
U.S. government and agency obligations	1,301	—	—	1,301
Foreign government bonds and obligations	—	92	—	92
Other securities	—	49	—	49
Total Available-for-Sale securities	1,301	30,205	544	32,050
Investments at NAV				11	(1)
Trading and other securities	217	25	—	242
Separate account assets at NAV				97,491	(1)
Investments and cash equivalents segregated for regulatory purposes	600	—	—	600
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	1	1,251	—	1,252
Equity derivative contracts	158	4,135	—	4,293
Credit derivative contracts	—	9	—	9
Foreign exchange derivative contracts	1	19	—	20
Total other assets	160	5,414	—	5,574
Total assets at fair value	$4,619	$39,122	$603	$141,846

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$5	$56	$61
IUL embedded derivatives	—	—	905	905
GMWB and GMAB embedded derivatives	—	—	1,486	1,486	(5)
Structured variable annuity embedded derivatives	—	—	406	406
Total policyholder account balances, future policy benefits and claims	—	5	2,853	2,858	(6)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	1	467	—	468
Equity derivative contracts	101	3,653	—	3,754
Foreign exchange derivative contracts	1	—	—	1
Other	212	4	61	277
Total other liabilities	315	4,124	61	4,500
Total liabilities at fair value	$315	$4,133	$2,914	$7,362
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.2 billion of individual contracts in a liability position and $185 million of individual contracts in an asset position (recorded as a contra liability) as of June 30, 2022.
(3) The fair value of the structured variable annuity embedded derivatives was a net asset as of June 30, 2022 and the amount is presented as a contra liability.
(4) The Company’s adjustment for nonperformance risk resulted in a $828 million cumulative decrease to the embedded derivatives as of June 30, 2022.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(5) The fair value of the GMWB and GMAB embedded derivatives included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2021.
(6) The Company’s adjustment for nonperformance risk resulted in a $598 million cumulative decrease to the embedded derivatives as of December 31, 2021.
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at April 1, 2022	$497	$—	$112	$7	$616		$55
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(5)
Other comprehensive income (loss)	(11)	—	—	—	(11)		—
Purchases	—	139	—	14	153		—
Settlements	(27)	—	—	—	(27)		(1)
Transfers out of Level 3	—	—	(112)	—	(112)		—
Balance at June 30, 2022	$458	$139	$—	$21	$618		$49

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2022	$(1)	$—	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2022	$(11)	$—	$—	$—	$(11)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2022	$52		$848		$828		$280		$2,008	$62
Total (gains) losses included in:
Net income	(6)	(2)	(108)	(2)	104	(3)	(642)	(3)	(652)	—	(4)
Other comprehensive income (loss)	—		—		—		—		—	(2)
Issues	—		8		84		14		106	6
Settlements	(1)		(29)		(10)		(14)		(54)	(5)
Balance at June 30, 2022	$45		$719		$1,006		$(362)	(5)	$1,408	$61

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2022	$—		$(108)	(2)	$108	(3)	$(642)	(3)	$(642)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance at April 1, 2021	$812	$87	$30	$929
Total gains (losses) included in:
Other comprehensive income (loss)	2	—	—	2
Purchases	21	—	—	21
Settlements	(28)	—	—	(28)
Transfers out of Level 3	(416)	(87)	(24)	(527)
Balance at June 30, 2021	$391	$—	$6	$397

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2021	$2	$—	$—	$2

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2021	52		$949		$715		$124		$1,840	$43
Total (gains) losses included in:
Net income	2	(2)	8	(2)	525	(3)	101	(3)	636	1	(4)
Issues	—		(1)		89		(1)		87	4
Settlements	—		(28)		44		(10)		6	(4)
Balance at June 30, 2021	$54		$928		$1,373		$214		$2,569	$44

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2021	$—		$8	(2)	$529	(3)	$—		$537	$—

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$502	$—	$35	$7	$544		$59
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(8)
Other comprehensive income (loss)	(33)	—	—	—	(33)		—
Purchases	23	139	112	14	288		—
Settlements	(33)	—	—	—	(33)		(2)
Transfers out of Level 3	—	—	(147)	—	(147)		—
Balance at June 30, 2022	$458	$139	$—	$21	$618		$49

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2022	$(1)	$—	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2022	$(32)	$—	$—	$—	$(32)		$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$1,486		$406		$2,853	$61
Total (gains) losses included in:
Net income	(9)	(2)	(140)	(2)	(575)	(3)	(766)	(3)	(1,490)	—	(4)
Other comprehensive income (loss)	—		—		—		—		—	(3)
Issues	—		8		171		18		197	14
Settlements	(2)		(54)		(76)		(20)		(152)	(11)
Balance at June 30, 2022	$45		$719		$1,006		$(362)	(5)	$1,408	$61

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2022	$—		$(140)	(2)	$(563)	(3)	$(766)	(3)	$(1,469)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance at January 1, 2021	$772	$9	$32	$813
Total gains (losses) included in:
Net income	—	—	(1)	(1)	(1)
Other comprehensive income (loss)	(3)	—	—	(3)
Purchases	67	78	—	145
Settlements	(29)	—	(1)	(30)
Transfers out of Level 3	(416)	(87)	(24)	(527)
Balance at June 30, 2021	$391	$—	$6	$397

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2021	$—	$—	$(1)	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2021	$49		$935		$2,316		$70		$3,370	$43
Total (gains) losses included in:
Net income	6	(2)	37	(2)	(1,204)	(3)	175	(3)	(986)	1	(4)
Issues	—		4		179		(15)		168	6
Settlements	(1)		(48)		82		(16)		17	(6)
Balance at June 30, 2021	$54		$928		$1,373		$214		$2,569	$44

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2021	$—		$37	(2)	$(1,176)	(3)	$—		$(1,139)	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of June 30, 2022 and the amount is presented as a contra liability.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $194 million and $27 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended June 30, 2022 and 2021, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $219 million and $(139) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the six months ended June 30, 2022 and 2021, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs or fair values that were included in an observable transaction with a market participant. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$458		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	3.7%	1.4%
Asset backed securities	$2		Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
				Annual long-term default rate (2)	3.5%			3.5%
				Discount rate	14.5%			14.5%
				Constant prepayment rate	10.0%			10.0%
				Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$49		Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$719		Discounted cash flow	Nonperformance risk (3)	120 bps			120 bps
Fixed deferred indexed annuity embedded derivatives	$45		Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
				Nonperformance risk (3)	120 bps			120 bps
GMWB and GMAB embedded derivatives	$1,006		Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.7%
				Surrender rate (4)	0.1%	–	55.7%	3.6%
				Market volatility (7) (8)	4.4%	–	16.8%	11.3%
				Nonperformance risk (3)	120 bps			120 bps
Structured variable annuity embedded derivatives	$(362)	(10)	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
				Nonperformance risk (3)	120 bps			120 bps
Contingent consideration liabilities	$61		Discounted cash flow	Discount rate (9)	0.0%	–	0.0%	0.0%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$502	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	2.4%	1.1%
Asset backed securities	$2	Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	12.0%			12.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$905	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$56	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$1,486	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	55.7%	3.6%
			Market volatility (7) (8)	4.3%	–	16.8%	10.8%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$406	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
Contingent consideration liabilities	$61	Discounted cash flow	Discount rate (9)	0.0%	–	0.0%	0.0%
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
(10) The fair value of the structured variable annuity embedded derivatives was a net asset as of June 30, 2022 and the amount is presented as a contra liability.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of June 30, 2022 and December 31, 2021. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Customer Deposits
The Company uses Black-Scholes models to determine the fair value of the embedded derivative liability associated with the provisions of its stock market certificates (“SMC”). The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels. As a result, these measurements are classified as Level 2.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of June 30, 2022 and December 31, 2021. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $73 million and $93 million as of June 30, 2022 and December 31, 2021, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,996	$—	$63	$1,810	$1,873
Policy loans	833	—	833	—	833
Receivables	10,623	228	1,902	7,654	9,784
Restricted and segregated cash	1,772	1,772	—	—	1,772
Other investments and assets	355	—	302	47	349

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$13,488	$—	$—	$12,303	$12,303
Investment certificate reserves	5,283	—	—	5,249	5,249
Banking and brokerage deposits	19,062	19,062	—	—	19,062
Separate account liabilities — investment contracts	4,639	—	4,639	—	4,639
Debt and other liabilities	3,315	308	2,962	8	3,278

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,953	$—	$49	$1,990	$2,039
Policy loans	835	—	835	—	835
Receivables	10,509	135	1,669	9,404	11,208
Restricted and segregated cash	2,195	2,195	—	—	2,195
Other investments and assets	368	—	319	49	368

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,342	$—	$—	$13,264	$13,264
Investment certificate reserves	5,297	—	—	5,290	5,290
Banking and brokerage deposits	14,931	14,931	—	—	14,931
Separate account liabilities — investment contracts	5,657	—	5,657	—	5,657
Debt and other liabilities	3,214	206	3,129	9	3,344
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,017	$—	$3,017	$(2,336)	$(610)	$—	$71
OTC cleared	324	—	324	(207)	—	—	117
Exchange-traded	111	—	111	(100)	—	—	11
Total derivatives	3,452	—	3,452	(2,643)	(610)	—	199
Securities borrowed	228	—	228	(33)	—	(190)	5
Total	$3,680	$—	$3,680	$(2,676)	$(610)	$(190)	$204

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,387	$—	$5,387	$(3,613)	$(1,637)	$(114)	$23
OTC cleared	88	—	88	(41)	—	—	47
Exchange-traded	99	—	99	(91)	—	—	8
Total derivatives	5,574	—	5,574	(3,745)	(1,637)	(114)	78
Securities borrowed	135	—	135	(41)	—	(91)	3
Total	$5,709	$—	$5,709	$(3,786)	$(1,637)	$(205)	$81
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,876	$—	$2,876	$(2,336)	$(114)	$(410)	$16
OTC cleared	207	—	207	(207)	—	—	—
Exchange-traded	124	—	124	(100)	(22)	—	2
Total derivatives	3,207	—	3,207	(2,643)	(136)	(410)	18
Securities loaned	308	—	308	(33)	—	(265)	10
Total	$3,515	$—	$3,515	$(2,676)	$(136)	$(675)	$28

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,091	$—	$4,091	$(3,613)	$(183)	$(292)	$3
OTC cleared	41	—	41	(41)	—	—	—
Exchange-traded	91	—	91	(91)	—	—	—
Total derivatives	4,223	—	4,223	(3,745)	(183)	(292)	3
Securities loaned	207	—	207	(41)	—	(160)	6
Total	$4,430	$—	$4,430	$(3,786)	$(183)	$(452)	$9
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2022			December 31, 2021
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Equity contracts - cash flow hedges	$12	$—	$1	$19	$—	$—
Foreign exchange contracts – net investment hedges	140	14	—	58	—	—
Total qualifying hedges	152	14	1	77	—	—

Derivatives not designated as hedging instruments
Interest rate contracts	93,101	694	463	79,468	1,252	468
Equity contracts	66,658	2,665	2,728	61,142	4,293	3,754
Credit contracts	1,955	33	2	1,748	9	—
Foreign exchange contracts	2,900	46	13	2,380	20	1
Total non-designated hedges	164,614	3,438	3,206	144,738	5,574	4,223

Embedded derivatives
GMWB and GMAB (4)	N/A	—	1,006	N/A	—	1,486
IUL	N/A	—	719	N/A	—	905
Fixed deferred indexed annuities and deposit receivables	N/A	49	48	N/A	59	61
Structured variable annuities (5)	N/A	—	(362)	N/A	—	406
SMC	N/A	—	1	N/A	—	4
Total embedded derivatives	N/A	49	1,412	N/A	59	2,862
Total derivatives	$164,766	$3,501	$4,619	$144,815	$5,633	$7,085
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.8 billion and $3.2 billion as of June 30, 2022 and December 31, 2021, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of June 30, 2022 included $1.2 billion of individual contracts in a liability position and $185 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2021 included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of June 30, 2022 and the amount is presented as a contra liability.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of June 30, 2022 and December 31, 2021, investment securities with a fair value of nil and $123 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which nil and $123 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2022 and December 31, 2021, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both June 30, 2022 and December 31, 2021, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2022
Interest rate contracts	$1	$—	$(3)	$—	$(944)	$(1)	$—
Equity contracts	(1)	—	(122)	(96)	501	—	(17)
Credit contracts	—	—	(2)	—	99	—	—
Foreign exchange contracts	2	—	—	—	76	—	(5)
GMWB and GMAB embedded derivatives	—	—	—	—	(178)	—	—
IUL embedded derivatives	—	—	—	137	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	2	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	643	—	—
Total gain (loss)	$2	$—	$(127)	$43	$197	$(1)	$(22)

Three Months Ended June 30, 2021
Interest rate contracts	$(23)	$—	$—	$—	$871	$—	$—
Equity contracts	(1)	—	47	30	(304)	—	6
Credit contracts	—	—	1	—	(30)	—	—
Foreign exchange contracts	6	—	—	—	(5)	—	2
GMWB and GMAB embedded derivatives	—	—	—	—	(657)	—	—
IUL embedded derivatives	—	—	—	20	—	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(3)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(100)	—	—
Total gain (loss)	$(18)	$—	$48	$47	$(225)	$—	$8

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Six Months Ended June 30, 2022
Interest rate contracts	$1	$—	$(3)	$—	$(2,062)	$(1)	$—
Equity contracts	7	—	(183)	(112)	725	—	(24)
Credit contracts	—	—	(3)	—	196	—	—
Foreign exchange contracts	1	—	—	—	107	—	(5)
GMWB and GMAB embedded derivatives	—	—	—	—	480	—	—
IUL embedded derivatives	—	—	—	194	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	3	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	766	—	—
Total gain (loss)	$9	$—	$(189)	$85	$212	$(1)	$(29)

Six Months Ended June 30, 2021
Interest rate contracts	$(23)	$—	$(1)	$—	$(954)	$—	$—
Equity contracts	—	1	80	55	(614)	—	12
Credit contracts	—	—	1	—	39	—	—
Foreign exchange contracts	6	—	—	—	6	—	(2)
GMWB and GMAB embedded derivatives	—	—	—	—	943	—	—
IUL embedded derivatives	—	—	—	11	—	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(8)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(175)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—	—
Total gain (loss)	$(17)	$—	$80	$58	$(755)	$—	$10
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of June 30, 2022:

	Premiums Payable	Premiums Receivable
	(in millions)
2022 (1)	$79	$110
2023	50	43
2024	132	23
2025	120	20
2026	250	88
2027 - 2029	67	—
Total	$698	$284
(1) 2022 amounts represent the amounts payable and receivable for the period from July 1, 2022 to December 31, 2022.
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
Cash Flow Hedges
The Company has designated derivative instruments as a cash flow hedge for equity exposure of certain compensation-related liabilities and interest rate exposure on forecasted debt interest payments. For derivative instruments that qualify as cash flow hedges, the gains or losses on the derivative instruments are reported in AOCI and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented within the same line item as the earnings impact of the hedged item in Interest and debt expense.
For the three and six months ended June 30, 2022 and 2021, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of June 30, 2022 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is $1 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 13 years and relates to forecasted debt interest payments. See Note 14 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended June 30, 2022 and 2021, the Company recognized a gain of $10 million and a loss of $0.4 million, respectively, in OCI. For the six months ended June 30, 2022 and 2021, the Company recognized a gain of $14 million and a loss of $0.9 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2022 and December 31, 2021, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $468 million and $383 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2022 and December 31, 2021 was $458 million and $383 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2022 and December 31, 2021 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $10 million and nil, respectively.
14.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2022			2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(1,440)	$328	$(1,112)	$336	$(65)	$271
Reclassification of net (gains) losses on securities included in net income (2)	15	(3)	12	(1)	—	(1)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	410	(86)	324	(163)	34	(129)
Net unrealized gains (losses) on securities	(1,015)	239	(776)	172	(31)	141
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	(2)	—	(2)	—	—	—
Net unrealized gains (losses) on derivatives	(2)	—	(2)	—	—	—
Foreign currency translation	(155)	33	(122)	2	—	2
Total other comprehensive income (loss)	$(1,172)	$272	$(900)	$174	$(31)	$143

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2022			2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(3,032)	$675	$(2,357)	$(354)	$87	$(267)
Reclassification of net (gains) losses on securities included in net income (2)	(5)	1	(4)	(51)	11	(40)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	926	(194)	732	137	(29)	108
Net unrealized gains (losses) on securities	(2,111)	482	(1,629)	(268)	69	(199)
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	(1)	—	(1)	—	—	—
Net unrealized gains (losses) on derivatives	(1)	—	(1)	—	—	—
Defined benefit plans:
Net gains (losses)	—	—	—	37	(8)	29
Defined benefit plans	—	—	—	37	(8)	29
Foreign currency translation	(213)	45	(168)	1	—	1
Total other comprehensive income (loss)	$(2,325)	$527	$(1,798)	$(230)	$61	$(169)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at April 1, 2022	$(535)	$5	$(151)	$(213)	$(1)	$(895)
OCI before reclassifications	(788)	(2)	—	(122)	—	(912)
Amounts reclassified from AOCI	12	—	—	—	—	12
Total OCI	(776)	(2)	—	(122)	—	(900)
Balance at June 30, 2022	$(1,311)	$3	$(151)	$(335)	$(1)	$(1,795)

Balance at April 1, 2021	$643	$5	$(175)	$(155)	$(1)	$317
OCI before reclassifications	142	—	—	2	—	144
Amounts reclassified from AOCI	(1)	—	—	—	—	(1)
Total OCI	141	—	—	2	—	143
Balance at June 30, 2021	$784	$5	$(175)	$(153)	$(1)	$460

Balance at January 1, 2022	$318	$4	$(151)	$(167)	$(1)	$3
OCI before reclassifications	(1,625)	(1)	—	(168)	—	(1,794)
Amounts reclassified from AOCI	(4)	—	—	—	—	(4)
Total OCI	(1,629)	(1)	—	(168)	—	(1,798)
Balance at June 30, 2022	$(1,311)	$3	$(151)	$(335)	$(1)	$(1,795)

Balance at January 1, 2021	$983	$5	$(204)	$(154)	$(1)	$629
OCI before reclassifications	(159)	—	29	1	—	(129)
Amounts reclassified from AOCI	(40)	—	—	—	—	(40)
Total OCI	(199)	—	29	1	—	(169)
Balance at June 30, 2021	$784	$5	$(175)	$(153)	$(1)	$460
For the six months ended June 30, 2022 and 2021, the Company repurchased a total of 3.2 million shares and 3.4 million shares, respectively, of its common stock for an aggregate cost of $887 million and $813 million, respectively. In August 2020, the Company’s Board of Directors authorized a repurchase of up to $2.5 billion for the repurchase of shares of the Company’s common stock through September 30, 2022, which was exhausted in the second quarter of 2022. In January 2022, the Company’s Board of Directors authorized an additional $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024. As of June 30, 2022, the Company had $2.5 billion remaining under the share repurchase authorization.
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
For the six months ended June 30, 2022 and 2021, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $91 million and $58 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2022 and 2021, the Company reacquired 0.2 million shares and 0.8 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $75 million and $167 million, respectively.
During the six months ended June 30, 2022 and 2021, the Company reissued 0.7 million and 0.4 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
15.  Income Taxes
The Company’s effective tax rate was 20.8% and 18.1% for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was 19.2% and 15.4% for the six months ended June 30, 2022 and 2021, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The effective tax rate for the three months ended June 30, 2022 was lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits, partially offset by state income taxes, net of federal benefit. The effective tax rate for the six months ended June 30, 2022 was lower than the statutory tax rate as a result of tax preferred items including incentive compensation, foreign tax credits and low income housing tax credits, partially offset by state income taxes, net of federal benefit.

The effective tax rate for the three months ended June 30, 2021 was lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits and dividends received deduction, partially offset by state income taxes, net of federal benefit. The effective tax rate for the six months ended June 30, 2021 was lower than the statutory rate as a result of tax preferred items including incentive compensation, foreign tax credits, low income housing tax credits, and dividends received deduction, partially offset by state income taxes, net of federal benefit.

The higher effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily the result of higher pretax income and a decrease in low income housing tax credits compared to the prior period. The higher effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily the result of higher pretax income, a decrease in low income housing tax credits, and an increase in state income taxes net of federal benefit compared to the prior period.

Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $12 million, net of federal benefit, which will expire beginning December 31, 2022 and foreign net operating losses of $37 million.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of June 30, 2022, management believes it is more likely than not that the Company will not realize certain state net operating losses of $11 million, state deferred tax assets of $3 million and foreign net operating losses of $16 million; therefore, a valuation allowance has been established. The valuation allowance was $30 million and $32 million as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, the Company had $136 million and $125 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $103 million and $95 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2022 and December 31, 2021, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $40 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three and six months ended June 30, 2022, respectively. The Company recognized nil and a net decrease of $1 million in interest and penalties for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had a payable of $12 million and $10 million, respectively, related to accrued interest and penalties.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
These legal proceedings are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss. The Company cannot predict with certainty if, how or when any such proceedings will be initiated or resolved. Matters frequently need to be more developed before a loss or range of loss can be reasonably estimated for any proceeding. An adverse outcome in one or more proceedings could eventually result in adverse judgments, settlements, fines, penalties or other sanctions, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both June 30, 2022 and December 31, 2021, the estimated liability was $12 million. As of both June 30, 2022 and December 31, 2021, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
17.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Numerator:
Net income	$756	$591	$1,517	$1,028

Denominator:
Basic: Weighted-average common shares outstanding	112.3	118.4	113.0	119.1
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.1	2.8	2.3	2.6
Diluted: Weighted-average common shares outstanding	114.4	121.2	115.3	121.7

Earnings per share:
Basic	$6.73	$4.99	$13.42	$8.63
Diluted	$6.61	$4.88	$13.16	$8.45

The calculation of diluted earnings per share excludes the incremental effect of nil and nil options for the three months ended June 30, 2022 and 2021 respectively, and 0.2 million and nil options for the six months ended June 30, 2022 and 2021, respectively, due to their anti-dilutive effect.
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
Adjusted operating earnings is defined as adjusted operating net revenues less adjusted operating expenses. Adjusted operating net revenues and adjusted operating expenses exclude net realized investment gains or losses (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual); the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization, and the reinsurance accrual; mean reversion related impacts (the impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; block transfer reinsurance transaction impacts; integration and restructuring charges; and the impact of consolidating CIEs. The market impact on non-traditional long-duration products includes changes in embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections, net of related impacts on DAC and DSIC amortization. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2022	December 31, 2021
	(in millions)
Advice & Wealth Management	$29,881	$24,986
Asset Management	10,740	10,990
Retirement & Protection Solutions	100,471	119,469
Corporate & Other	17,405	20,534
Total assets	$158,497	$175,979

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,056	$1,980	$4,098	$3,859
Asset Management	881	879	1,898	1,707
Retirement & Protection Solutions	760	808	1,532	1,595
Corporate & Other	119	119	235	258
Elimination of segment revenues (1)(2)	(337)	(399)	(689)	(778)
Total segment adjusted operating net revenues	3,479	3,387	7,074	6,641
Net realized gains (losses)	(15)	10	2	67
Revenue attributable to consolidated investment entities	20	16	37	50
Market impact on non-traditional long-duration products, net	25	21	51	26
Mean reversion related impacts	(1)	1	(1)	1
Market impact of hedges on investments	—	(17)	—	(17)
Total net revenues per consolidated statements of operations	$3,508	$3,418	$7,163	$6,768
1) Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2022 and 2021 in each segment as follows: Advice & Wealth Management ($221 million and $266 million, respectively); Asset Management ($11 million and $14 million, respectively); Retirement & Protection Solutions ($105 million and $118 million, respectively); and Corporate & Other (nil and $1 million, respectively).
(2) Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2022 and 2021 in each segment as follows: Advice & Wealth Management ($449 million and $516 million, respectively); Asset Management ($23 million and $27 million, respectively); Retirement & Protection Solutions ($217 million and $234 million, respectively); and Corporate & Other (nil and $1 million, respectively).

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$492	$423	$932	$812
Asset Management	222	253	507	481
Retirement & Protection Solutions	179	182	370	365
Corporate & Other	(53)	(77)	(129)	(98)
Total segment adjusted operating earnings	840	781	1,680	1,560
Net realized gains (losses)	(14)	11	2	66
Net income (loss) attributable to consolidated investment entities	(1)	(2)	1	(3)
Market impact on non-traditional long-duration products, net	305	(87)	439	(483)
Mean reversion related impacts	(161)	42	(220)	98
Market impact of hedges on investments	—	(17)	—	(17)
Integration and restructuring charges	(14)	(7)	(24)	(7)
Pretax income per consolidated statements of operations	$955	$721	$1,878	$1,214

AMERIPRISE FINANCIAL, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 (“2021 10-K”), as well as our current reports on Form 8-K and other publicly available information. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.2 trillion in assets under management and administration as of June 30, 2022. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
We operate our business in the broader context of the macroeconomic forces around us, including the global and U.S. economies, the coronavirus disease 2019 (“COVID-19”) pandemic, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed in Item 1A, “Risk Factors” in our 2021 10-K and other factors as discussed herein.
Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits and the “spread” income generated on our deposit products, fixed insurance, the fixed portion of variable annuities and variable insurance contracts and fixed deferred annuities. We have been operating in a historically low interest rate environment and though short term rates have risen, remain in a low interest rate environment today with uncertainty about where rates will go in the future. A lower interest rate environment may result in increases to our reserves and changes in various rate assumptions we use to amortize DAC and DSIC, which may negatively impact our adjusted operating earnings after tax. For additional discussion on our interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and the information set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.”
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

AMERIPRISE FINANCIAL, INC.
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

AMERIPRISE FINANCIAL, INC.
The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income (loss)	$756	$591	$6.61	$4.88
Less: Net realized investment gains (losses) (1)	(14)	11	(0.12)	0.09
Add: Market impact on non-traditional long-duration products (1)	(305)	87	(2.67)	0.71
Add: Mean reversion related impacts (1)	161	(42)	1.41	(0.35)
Add: Market impact of hedges on investments (1)	—	17	—	0.14
Add: Integration/restructuring charges (1)	14	7	0.12	0.06
Less: Net income (loss) attributable to CIEs	(1)	(2)	(0.01)	(0.02)
Tax effect of adjustments (2)	24	(12)	0.21	(0.10)
Adjusted operating earnings	$665	$639	$5.81	$5.27

Weighted average common shares outstanding:
Basic	112.3	118.4
Diluted	114.4	121.2

			Per Diluted Share
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income (loss)	$1,517	$1,028	$13.16	$8.45
Less: Net realized investment gains (losses) (1)	2	66	0.02	0.54
Add: Market impact on non-traditional long-duration products (1)	(439)	483	(3.81)	3.97
Add: Mean reversion related impacts (1)	220	(98)	1.91	(0.81)
Add: Market impact of hedges on investments (1)	—	17	—	0.14
Add: Integration/restructuring charges (1)	24	7	0.21	0.06
Less: Net income (loss) attributable to CIEs	1	(3)	0.01	(0.02)
Tax effect of adjustments (2)	41	(72)	0.36	(0.59)
Adjusted operating earnings	$1,360	$1,302	$11.80	$10.70

Weighted average common shares outstanding:
Basic	113.0	119.1
Diluted	115.3	121.7
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended June 30,
	2022	2021
	(in millions)
Net income	$3,249	$1,065
Less: Adjustments (1)	467	(980)
Adjusted operating earnings	2,782	2,045

Total Ameriprise Financial, Inc. shareholders’ equity	5,278	5,924
Less: AOCI, net of tax	(426)	463
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,704	5,461
Less: Equity impacts attributable to CIEs	2	1
Adjusted operating equity	$5,702	$5,460

Return on equity, excluding AOCI	57.0%	19.5%
Adjusted operating return on equity, excluding AOCI (2)	48.8%	37.5%
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
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three months ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
S&P 500
Daily average	4,110	4,182	(2)%	4,288	4,022	7%
Period end	3,785	4,298	(12)%	3,785	4,298	(12)%
Weighted Equity Index (“WEI”) (1)
Daily average	2,707	2,858	(5)%	2,829	2,761	2%
Period end	2,491	2,921	(15)%	2,491	2,921	(15)%
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
The following table presents detail regarding our AUM and AUA:

	June 30,		Change
	2022	2021
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$396.3	$426.5	$(30.2)	(7)%
Asset Management AUM	598.2	593.4	4.8	1
Corporate AUM	0.2	0.1	0.1	NM
Eliminations	(37.5)	(42.0)	4.5	11
Total Assets Under Management	957.2	978.0	(20.8)	(2)
Total Assets Under Administration	212.9	233.3	(20.4)	(9)
Total AUM and AUA	$1,170.1	$1,211.3	$(41.2)	(3)%
Total AUM decreased $20.8 billion, or 2%, to $957.2 billion as of June 30, 2022 compared to $978.0 billion as of June 30, 2021 due to a $30.2 billion decrease in Advice & Wealth Management AUM driven by equity market depreciation, partially offset by wrap account net inflows, and a $4.8 billion increase in Asset Management AUM driven by the acquisition of the BMO Global Asset Management (EMEA) business, partially offset by equity market depreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended June 30, 2022 and 2021
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$2,277	$2,251	$26	1%
Distribution fees	458	452	6	1
Net investment income	287	278	9	3
Premiums, policy and contract charges	365	364	1	—
Other revenues	124	75	49	65
Total revenues	3,511	3,420	91	3
Banking and deposit interest expense	3	2	1	50
Total net revenues	3,508	3,418	90	3
Expenses
Distribution expenses	1,236	1,233	3	—
Interest credited to fixed accounts	145	124	21	17
Benefits, claims, losses and settlement expenses	82	404	(322)	(80)
Amortization of deferred acquisition costs	152	63	89	NM
Interest and debt expense	44	43	1	2
General and administrative expense	894	830	64	8
Total expenses	2,553	2,697	(144)	(5)
Pretax income	955	721	234	32
Income tax provision	199	130	69	53
Net income	$756	$591	$165	28%
NM Not Meaningful.
Overall
Pretax income increased $234 million, or 32%, for the three months ended June 30, 2022 compared to the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was a benefit of $305 million for the three months ended June 30, 2022 compared to an expense of $87 million for the prior year period.
•A favorable impact from higher short-term interest rates.
•An unfavorable impact from lower average equity markets for the three months ended June 30, 2022 compared to the prior year period.
•The mean reversion related impact was an expense of $161 million for the three months ended June 30, 2022 compared to a benefit of $42 million for the prior year period.
Net Revenues
Management and financial advice fees increased $26 million, or 1%, for the three months ended June 30, 2022 compared to the prior year period reflecting revenue associated with the acquisition of the BMO Global Asset Management (EMEA) business and continued wrap account net inflows, partially offset by lower average equity markets and an unfavorable foreign exchange impact.
Distribution fees increased $6 million, or 1%, for the three months ended June 30, 2022 compared to the prior year period due to higher fees on off-balance sheet brokerage cash due to an increase in short-term interest rates, partially offset by decreased transactional activity and lower average equity markets.
Net investment income increased $9 million, or 3%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting the following items:
•Net realized investment losses of $15 million for the three months ended June 30, 2022 compared to net realized investment gains of $11 million for the prior year period. Net realized investment losses for three months ended June 30, 2022 were driven by the sale of specific Available-for-Sale securities and impairments on securities we intend to sell as we repositioned a portion of our fixed maturity bond portfolio in response to recent market conditions.

AMERIPRISE FINANCIAL, INC.
•The favorable impact of rising interest rates on the investment portfolio yield.
•The unfavorable impact of lower average invested assets due to the sale of investments to a reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction.
Other revenues increased $49 million, or 65%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Expenses
Interest credited to fixed accounts increased $21 million, or 17%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting the following items:
•A $45 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $32 million for the three months ended June 30, 2022 compared to an unfavorable impact of $13 million for the prior year period.
•A $73 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $23 million for the three months ended June 30, 2022 compared to a benefit of $50 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current period, which reflected higher option costs due to a higher new money rate.
Benefits, claims, losses and settlement expenses decreased $322 million, or 80%, the three months ended June 30, 2022 compared to the prior year period primarily reflecting the following items:
•A $67 million decrease in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $130 million for the three months ended June 30, 2022 primarily as a result of the nonperformance credit spread increasing compared to a favorable impact of $63 million for the prior year period. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread on benefits expenses is favorable (unfavorable). Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•A $348 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.1 billion change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $800 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended June 30, 2022 compared to an expense for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the three months ended June 30, 2022 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended June 30, 2022 compared to an expense for the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net expense for the three months ended June 30, 2022 compared to a net benefit for the prior year period.
•The mean reversion related impact was an expense of $90 million for the three months ended June 30, 2022 compared to a benefit of $25 million for the prior year period.
Amortization of DAC increased $89 million, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on non-traditional long-duration products was an expense of $26 million for the three months ended June 30, 2022 compared to an expense of $5 million for the prior year period.
•The mean reversion related impact was an expense of $70 million for the three months ended June 30, 2022 compared to a benefit of $16 million for the prior year period.
•A decrease in amortization reflecting lower than expected client exit rates.
General and administrative expense increased $64 million, or 8%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business, and $14 million of integration related expenses, partially offset by a favorable change in the mark-to-market impact on share-based compensation.

AMERIPRISE FINANCIAL, INC.
Income Taxes
Our effective tax rate was 20.8% for the three months ended June 30, 2022 compared to 18.1% for the prior year period. The higher effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily the result of higher pretax income and a decrease in low income housing tax credits compared to the prior year period. See Note 15 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended June 30, 2022 and 2021
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 18 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
 The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2022	2021
	(in millions)
Advice & Wealth Management
Net revenues	$2,056	$1,980
Expenses	1,564	1,557
Adjusted operating earnings	$492	$423
Asset Management
Net revenues	$881	$879
Expenses	659	626
Adjusted operating earnings	$222	$253
Retirement & Protection Solutions
Net revenues	$760	$808
Expenses	581	626
Adjusted operating earnings	$179	$182
Corporate & Other
Net revenues	$119	$119
Expenses	172	196
Adjusted operating loss	$(53)	$(77)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2022	2021
	(in billions)
Beginning balance	$447.0	$399.8
Net flows	6.2	10.0
Market appreciation (depreciation) and other	(53.9)	20.2
Ending balance	$399.3	$430.0

Advisory wrap account assets ending balance (1)	$395.1	$425.2
Average advisory wrap account assets (2)	$425.6	$407.7
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended June 30, 2022 and 2021.
Ending wrap account assets decreased $47.7 billion, or 11%, to $399.3 billion during the three months ended June 30, 2022 due to market depreciation of $53.9 billion, partially offset by net inflows of $6.2 billion. Average advisory wrap account assets increased $17.9 billion, or 4%, compared to the prior year period primarily reflecting net inflows, partially offset by market depreciation.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$1,340	$1,299	$41	3%
Distribution fees	542	562	(20)	(4)
Net investment income	120	63	57	90
Other revenues	57	58	(1)	(2)
Total revenues	2,059	1,982	77	4
Banking and deposit interest expense	3	2	1	50
Total net revenues	2,056	1,980	76	4
Expenses
Distribution expenses	1,185	1,194	(9)	(1)
Interest and debt expense	3	2	1	50
General and administrative expense	376	361	15	4
Total expenses	1,564	1,557	7	—
Adjusted operating earnings	$492	$423	$69	16%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $69 million, or 16%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting higher average wrap account balances due to net inflows and a benefit from higher short-term interest rates. Pretax adjusted operating margin increased to 23.9% for the three months ended June 30, 2022 compared to 21.4% for the prior year period, reflecting the benefit of higher short-term interest rates. Client brokerage cash balances continued to increase to $47.4 billion given the market volatility.
Ameriprise Bank, FSB is continuing its deposit growth trend, with cash sweep balances increasing $6.8 billion from the prior year period to $15.5 billion and brokerage client pledged asset lines of credit increasing $251 million from the prior year period to $601 million as of June 30, 2022. Profitability at the bank increased compared to the prior year period reflecting deposit growth and increased interest rates.

Net Revenues
Management and financial advice fees increased $41 million, or 3%, for the three months ended June 30, 2022 compared to the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $17.9 billion, or 4%, compared to the prior year period reflecting net inflows, partially offset by market depreciation.
Distribution fees decreased $20 million, or 4%, for the three months ended June 30, 2022 compared to the prior year period reflecting decreased transactional activity, partially offset by higher fees on off-balance sheet brokerage cash due to an increase in short-term interest rates.
Net investment income, which excludes net realized investment gains or losses, increased $57 million, or 90%, for the three months ended June 30, 2022 compared to the prior year period primarily due to higher average invested assets due to increased bank deposits and the favorable impact of increasing short-term interest rates, including higher investment yields on the investment portfolio supporting the certificate products.
Expenses
Distribution expenses decreased $9 million, or 1%, for the three months ended June 30, 2022 compared to the prior year period reflecting decreased transactional activity, partially offset by higher asset-based advisor compensation from higher average wrap account assets.
General and administrative expense increased $15 million, or 4%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting higher volume related expenses.

AMERIPRISE FINANCIAL, INC.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds, including funds recently acquired through the BMO Global Asset Management (EMEA) acquisition, as of June 30, 2022:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted(1)	1 year	3 year	5 year	10 year
Equity	50%	76%	76%	89%
Fixed Income	35%	82%	73%	91%
Asset Allocation	53%	60%	72%	90%

4- or 5-star Morningstar rated funds(2)	Overall	3 year	5 year	10 year
Number of rated funds	144	107	93	106
Percent of rated assets	66%	56%	52%	63%
(1) Retail Fund performance rankings for each fund are measured on a consistent basis against the most appropriate peer group or index. Peer groupings of Columbia funds are defined by Lipper category and are based on the Primary Share Class (i.e. Institutional if available, otherwise Advisor or Instl3 share class), net of fees. Peer groupings of Threadneedle and legacy BMO funds are defined by either IA or Morningstar index, and are based on the highest-rated share class. Comparisons to Index are measured Gross of Fees.
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 104 Columbia funds rated (based on primary share class), 18 received a 5-star Overall Rating and 41 received a 4-star Overall Rating. Out of 92 Threadneedle funds rated (based on highest-rated share class), 13 received a 5-star Overall Rating and 39 received a 4-star Overall Rating. Out of 63 BMO funds rated (based on highest-rated share class), 6 received a 5-star Overall Rating and 27 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

The following table presents global managed assets by type:					Average (1)		Change
	As of June 30,		Change		Three Months Ended June 30,
	2022	2021			2022	2021
	(in billions)
Equity	$306.0	$339.0	$(33.0)	(10)%	$336.7	$330.8	$5.9	2%
Fixed income	216.5	202.5	14.0	7	235.6	199.5	36.1	18
Money market	19.3	5.5	13.8	NM	16.5	5.8	10.7	NM
Alternative	38.4	23.3	15.1	65	39.4	23.1	16.3	71
Hybrid and other	18.0	23.1	(5.1)	(22)	19.5	22.6	(3.1)	(14)
Total managed assets (2)	$598.2	$593.4	$4.8	1%	$647.7	$581.8	$65.9	11%
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

AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended June 30,
	2022	2021
	(in billions)
Global Retail Funds
Beginning assets	$380.0	$340.2
Inflows	15.5	19.4
Outflows	(23.8)	(17.1)
Net VP/VIT fund flows	(1.0)	(1.0)
Net new flows	(9.3)	1.3
Reinvested dividends	3.5	2.9
Net flows	(5.8)	4.2
Distributions	(3.8)	(3.3)
Market appreciation (depreciation) and other	(43.1)	18.1
Foreign currency translation (1)	(4.3)	0.3
Total ending assets	323.0	359.5

Global Institutional
Beginning assets	318.6	223.9
Inflows (2)	16.1	9.3
Outflows (2)	(13.4)	(6.8)
Net flows	2.7	2.5
Market appreciation (depreciation) and other (3)	(36.4)	7.1
Foreign currency translation (1)	(9.7)	0.4
Total ending assets	275.2	233.9
Total managed assets	$598.2	$593.4

Total net flows	$(3.1)	$6.7

Legacy insurance partners net flows (4)	$(1.2)	$(1.4)
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
Total segment AUM decreased $100.4 billion, or 14%, during the three months ended June 30, 2022 primarily due to equity market depreciation. Net outflows were $3.1 billion in the second quarter of 2022, a $9.8 billion decrease compared to the prior year period. Global retail net outflows were $5.8 billion. Global institutional net inflows were $2.7 billion and included $1.2 billion of outflows from legacy insurance partners assets.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$777	$758	$19	3%
Distribution fees	100	118	(18)	(15)
Net investment income	—	2	(2)	NM
Other revenues	4	1	3	NM
Total revenues	881	879	2	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	881	879	2	—
Expenses
Distribution expenses	252	282	(30)	(11)
Amortization of deferred acquisition costs	3	3	—	—
Interest and debt expense	1	1	—	—
General and administrative expense	403	340	63	19
Total expenses	659	626	33	5
Adjusted operating earnings	$222	$253	$(31)	(12)%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $31 million, or 12%, for the three months ended June 30, 2022 compared to the prior year period primarily due to equity market depreciation and net outflows, partially offset by AUM from the acquisition of the BMO Global Asset Management (EMEA) business.
Net Revenues
Management and financial advice fees increased $19 million, or 3%, for the three months ended June 30, 2022 compared to the prior year period primarily due to the acquired BMO Global Asset Management (EMEA) business, partially offset by lower average equity markets, the cumulative impact from net outflows and the impact of foreign exchange rates.
Distribution fees decreased $18 million, or 15%, for the three months ended June 30, 2022 compared to the prior year period reflecting lower average equity markets and the cumulative impact from net outflows.
Expenses
Distribution expenses decreased $30 million, or 11%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting lower average equity markets and the cumulative impact from net outflows.
General and administrative expense increased $63 million, or 19%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business, partially offset by the cumulative impact from net outflows and the impact of foreign exchange rates.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$197	$234	$(37)	(16)%
Distribution fees	106	122	(16)	(13)
Net investment income	124	127	(3)	(2)
Premiums, policy and contract charges	329	325	4	1
Other revenues	4	—	4	—
Total revenues	760	808	(48)	(6)
Banking and deposit interest expense	—	—	—	—
Total net revenues	760	808	(48)	(6)
Expenses
Distribution expenses	115	134	(19)	(14)
Interest credited to fixed accounts	96	98	(2)	(2)
Benefits, claims, losses and settlement expenses	233	241	(8)	(3)
Amortization of deferred acquisition costs	54	70	(16)	(23)
Interest and debt expense	9	9	—	—
General and administrative expense	74	74	—	—
Total expenses	581	626	(45)	(7)
Adjusted operating earnings	$179	$182	$(3)	(2)%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts, net of hedges and the related DSIC and DAC amortization, unearned amortization and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts decreased $3 million, or 2%, for the three months ended June 30, 2022 compared to prior year period.
Variable annuity account balances decreased 16% to $75.7 billion as of June 30, 2022 compared to the prior year period due to market depreciation and net outflows of $2.0 billion. Variable annuity sales decreased 29% compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees. The risk profile of our in force block continues to improve, with account values with living benefit riders down to 59% as of June 30, 2022 compared to 62% a year ago. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
We continue to optimize our risk profile and shift our business mix to lower risk offerings. During the fourth quarter of 2021, we made the decision to discontinue new sales of substantially all of our variable annuities with living benefit guarantees at the end of 2021, and have fully stopped issuing new contracts as of June 30, 2022. In addition, we discontinued new sales of our universal life insurance with secondary guarantees and our single-pay fixed universal life with a long term care rider products at the end of 2021.
Net Revenues
Management and financial advice fees decreased $37 million, or 16%, for the three months ended June 30, 2022 compared to the prior year period primarily due to lower average equity markets and the cumulative impact from net outflows.
Distribution fees decreased $16 million, or 13%, for the three months ended June 30, 2022 compared to the prior year period reflecting lower average equity markets and the cumulative impact from net outflows.
Expenses
Distribution expenses decreased $19 million, or 14%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting decreased variable annuity sales.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity contracts and IUL contracts and the DAC offset to net realized investment gains or losses, decreased $16 million, or 23%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting lower than expected client exit rates.

AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2022	2021
	(in millions)
Revenues
Net investment income	$39	$79	$(40)	(51)%
Premiums, policy and contract charges	24	25	(1)	(4)
Other revenues	56	16	40	NM
Total revenues	119	120	(1)	(1)
Banking and deposit interest expense	—	1	(1)	NM
Total net revenues	119	119	—	—
Expenses
Distribution expenses	(3)	(2)	(1)	(50)
Interest credited to fixed accounts	60	62	(2)	(3)
Benefits, claims, losses and settlement expenses	59	54	5	9
Amortization of deferred acquisition costs	—	2	(2)	NM
Interest and debt expense	15	17	(2)	(12)
General and administrative expense	41	63	(22)	(35)
Total expenses	172	196	(24)	(12)
Adjusted operating loss	$(53)	$(77)	$24	31%
NM Not Meaningful.
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $24 million, for the three months ended June 30, 2022 compared to the prior year period.
LTC insurance had a pretax adjusted operating loss of $1 million for the three months ended June 30, 2022 compared to pretax adjusted operating earnings of $3 million for the prior year period.
FA business had a pretax adjusted operating loss of $4 million for the three months ended June 30, 2022 compared to a pretax adjusted operating loss of $6 million. Fixed deferred annuity account balances declined 5% to $7.4 billion as of June 30, 2022 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities. During the third quarter of 2021, we closed on a transaction to reinsure RiverSource Life’s fixed deferred and immediate annuity policies.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, integration and restructuring charges, and the impact of consolidating CIEs, decreased $40 million, or 51%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting lower average invested assets due to the sale of investments to a reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction and a $7 million impairment in our affordable housing partnerships in the prior year period.
Other revenues increased $40 million to $56 million for the three months ended June 30, 2022 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.

AMERIPRISE FINANCIAL, INC.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, increased $5 million, or 9%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting more normalized claims on LTC insurance, which benefited from COVID-19 related impacts in the prior year period.
General and administrative expense decreased $22 million, or 35%, for the three months ended June 30, 2022 compared to the prior year period primarily reflecting the favorable mark-to-market impact on share-based compensation expense.
Consolidated Results of Operations for the Six Months Ended June 30, 2022 and 2021
The following table presents our consolidated results of operations:

	Six Months Ended June 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$4,736	$4,353	$383	9%
Distribution fees	904	910	(6)	(1)
Net investment income	548	655	(107)	(16)
Premiums, policy and contract charges	733	711	22	3
Other revenues	247	146	101	69
Total revenues	7,168	6,775	393	6
Banking and deposit interest expense	5	7	(2)	(29)
Total net revenues	7,163	6,768	395	6
Expenses
Distribution expenses	2,533	2,408	125	5
Interest credited to fixed accounts	286	283	3	1
Benefits, claims, losses and settlement expenses	293	1,057	(764)	(72)
Amortization of deferred acquisition costs	248	68	180	NM
Interest and debt expense	84	85	(1)	(1)
General and administrative expense	1,841	1,653	188	11
Total expenses	5,285	5,554	(269)	(5)
Pretax income	1,878	1,214	664	55
Income tax provision	361	186	175	94
Net income	$1,517	$1,028	$489	48%
NM Not Meaningful.
Overall
Pretax income increased $664 million, or 55%, for the six months ended June 30, 2022 compared to the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was a benefit of $439 million for the six months ended June 30, 2022 compared to an expense of $483 million for the prior year period.
•A $20 million favorable impact of higher asset management net performance fees.
•The mean reversion related impact was an expense of $220 million for the six months ended June 30, 2022 compared to a benefit of $98 million for the prior year period.
Net Revenues
Management and financial advice fees increased $383 million, or 9%, for the six months ended June 30, 2022 compared to the prior year period reflecting revenue associated with the acquisition of the BMO Global Asset Management (EMEA) business and continued wrap account net inflows, and an increase in performance fees of $55 million.
Distribution fees decreased $6 million, or 1%, for the six months ended June 30, 2022 compared to the prior year period due to lower transactional activity, partially offset by higher fees on off-balance sheet brokerage cash primarily due to an increase in short-term interest rates.

AMERIPRISE FINANCIAL, INC.
Net investment income decreased $107 million, or 16%, for the six months ended June 30, 2022 compared the prior year period primarily reflecting:
•Net realized investment gains of $5 million for the six months ended June 30, 2022 compared to net realized investment gains of $65 million for the prior year period. Net realized investment gains for the six months ended June 30, 2021 included a $15 million gain on strategic investment.
•The unfavorable impact of lower average invested assets due to the sale of investments as a result of the fixed deferred and immediate annuity reinsurance transaction.
•The favorable impact of increased bank deposits and rising short-term interest rates.
Other revenues increased $101 million, or 69%, for the six months ended June 30, 2022 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Expenses
Distribution expenses increased $125 million, or 5%, for the six months ended June 30, 2022 compared to the prior year period primarily reflecting higher advisor compensation due to an increase in average wrap account balances.
Interest credited to fixed accounts increased $3 million, or 1%, for the six months ended June 30, 2022 compared to the prior year period primarily reflecting the following items:
•A $74 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $60 million for the six months ended June 30, 2022 compared to an unfavorable impact of $14 million for the prior year period.
•An $87 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $35 million for the six months ended June 30, 2022 compared to a benefit of $52 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current period, which reflected higher option costs due to a higher new money rate.
Benefits, claims, losses and settlement expenses decreased $764 million, or 72%, for the six months ended June 30, 2022 compared to the prior year period primarily reflecting the following items:
•A $274 million decrease in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $112 million for the six months ended June 30, 2022 primarily as a result of the nonperformance credit spread increasing compared to an unfavorable impact of $162 million for the prior year period. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•A $687 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $489 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $198 million change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the six months ended June 30, 2022 compared to an expense in the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the six months ended June 30, 2022 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the six months ended June 30, 2022 compared to an expense in the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net expense for the six months ended June 30, 2022 compared to a net benefit for the prior year period.
•The mean reversion related impact was an expense of $124 million for the six months ended June 30, 2022 compared to a benefit of $59 million for the prior year period.
•A $46 million increase in expense on LTC insurance as claims returned to more normalized levels compared to the prior year period which benefited from COVID-19 related impacts.
Amortization of DAC increased $180 million, for the six months ended June 30, 2022 compared to the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on non-traditional long-duration products was an expense of $37 million for the six months ended June 30, 2022 compared to a benefit of $40 million for the prior year period.

AMERIPRISE FINANCIAL, INC.
•The mean reversion related impact was an expense of $95 million for the six months ended June 30, 2022 compared to a benefit of $38 million for the prior year period.
•A decrease in amortization reflecting lower than expected client exit rates.
General and administrative expense increased $188 million, or 11%, for the six months ended June 30, 2022 compared to the prior year period primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business, and $24 million of integration related expenses, partially offset by a favorable change in the mark-to-market impact on share-based compensation.
Income Taxes
Our effective tax rate was 19.2% for the six months ended June 30, 2022 compared to 15.4% for the prior year period. The higher effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily the result of higher pretax income, a decrease in low income housing tax credits and an increase in state income taxes, net of federal benefit, compared to the prior year period. See Note 15 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Six Months Ended June 30, 2022 and 2021
The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2022	2021
	(in millions)
Advice & Wealth Management
Net revenues	$4,098	$3,859
Expenses	3,166	3,047
Adjusted operating earnings	$932	$812
Asset Management
Net revenues	$1,898	$1,707
Expenses	1,391	1,226
Adjusted operating earnings	$507	$481
Retirement & Protection Solutions
Net revenues	$1,532	$1,595
Expenses	1,162	1,230
Adjusted operating earnings	$370	$365
Corporate & Other
Net revenues	$235	$258
Expenses	364	356
Adjusted operating loss	$(129)	$(98)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2022	2021
	(in billions)
Beginning balance	$464.7	$380.0
Net flows (1)	14.8	20.4
Market appreciation (depreciation) and other (1)	(80.2)	29.6
Ending balance	$399.3	$430.0

Advisory wrap account assets ending balance (2)	$395.1	$425.2
Average advisory wrap account assets (3)	$435.7	$393.5
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

AMERIPRISE FINANCIAL, INC.
(3) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the six months ended June 30, 2022 and 2021.
Ending wrap account assets decreased $65.4 billion, or 14%, to $399.3 billion during the six months ended June 30, 2022 due to market depreciation and other of $80.2 billion, partially offset by net inflows of $14.8 billion. Average advisory wrap account assets increased $42.2 billion, or 11%, compared to the prior year period primarily reflecting net inflows, partially offset by market depreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$2,720	$2,504	$216	9%
Distribution fees	1,071	1,121	(50)	(4)
Net investment income	198	127	71	56
Other revenues	114	114	—	—
Total revenues	4,103	3,866	237	6
Banking and deposit interest expense	5	7	(2)	(29)
Total net revenues	4,098	3,859	239	6
Expenses
Distribution expenses	2,417	2,329	88	4
Interest and debt expense	5	5	—	—
General and administrative expense	744	713	31	4
Total expenses	3,166	3,047	119	4
Adjusted operating earnings	$932	$812	$120	15%
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $120 million, or 15%, for the six months ended June 30, 2022 compared to the prior year period due to higher average wrap account balances and higher earnings on brokerage cash as a result of increasing short-term interest rates. Pretax adjusted operating margin was 22.7% for the for the six months ended June 30, 2022 compared to 21.0% for the prior year period.
Net Revenues
Management and financial advice fees increased $216 million, or 9%, for the six months ended June 30, 2022 compared to the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $42.2 billion, or 11%, compared to the prior year period primarily reflecting net inflows.
Distribution fees decreased $50 million, or 4%, for the six months ended June 30, 2022 compared to the prior year period reflecting decreased transactional activity, partially offset by higher fees on off-balance sheet brokerage cash due to an increase in short-term interest rates.
Net investment income, which excludes net realized investment gains or losses, increased $71 million, or 56%, for the six months ended June 30, 2022 compared to the prior year period primarily due to higher average invested assets due to increased bank deposits and the favorable impact of increased short-term interest rates.
Expenses
Distribution expenses increased $88 million, or 4%, for the six months ended June 30, 2022 compared to the prior year period reflecting higher asset-based advisor compensation from higher average wrap account assets and increased investments in recruiting experienced advisors, partially offset by decreased transactional activity.
General and administrative expense increased $31 million, or 4%, for the six months ended June 30, 2022 compared to the prior year period primarily due to higher volume related expenses and investments for business growth.

AMERIPRISE FINANCIAL, INC.
Asset Management

The following table presents global managed assets by type:					Average (1)		Change
	As of June 30,		Change		Six Months Ended June 30,
	2022	2021			2022	2021
	(in billions)
Equity	$306.0	$339.0	$(33.0)	(10)%	$357.0	$319.8	$37.2	12%
Fixed income	216.5	202.5	14.0	7	250.6	197.8	52.8	27
Money market	19.3	5.5	13.8	NM	14.3	5.9	8.4	NM
Alternative	38.4	23.3	15.1	65	39.6	22.9	16.7	73
Hybrid and other	18.0	23.1	(5.1)	(22)	20.9	21.8	(0.9)	(4)
Total managed assets (2)	$598.2	$593.4	$4.8	1%	$682.4	$568.2	$114.2	20%
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
The following table presents the changes in global managed assets:

	Six Months Ended June 30,
	2022	2021
	(in billions)
Global Retail Funds (1)
Beginning assets	$409.4	$323.5
Inflows	37.3	41.9
Outflows	(47.0)	(34.7)
Net VP/VIT fund flows	(2.1)	(2.0)
Net new flows (2)	(11.8)	5.2
Reinvested dividends	4.1	3.6
Net flows	(7.7)	8.8
Distributions	(4.6)	(4.2)
Market appreciation (depreciation) and other	(68.9)	31.3
Foreign currency translation (3)	(5.2)	0.1
Total ending assets	323.0	359.5

Global Institutional (1)
Beginning assets	344.7	223.1
Inflows (4)	28.8	17.1
Outflows (4)	(24.9)	(14.3)
Net flows	3.9	2.8
Market appreciation (depreciation) and other (5)	(58.1)	7.3
Foreign currency translation (3)	(15.3)	0.7
Total ending assets	275.2	233.9

Total managed assets	$598.2	$593.4
Total net flows	$(3.8)	$11.6

Legacy insurance partners net flows (6)	$(1.9)	$(2.6)
(1) The beginning balances as of January 1, 2022 for Global Retail Funds and Global Institutional were corrected by $8.9 billion due to a reclassification of assets. Total AUM as of January 1, 2022 remained unchanged.
(2) First quarter 2022 net flows included $2.5 billion of retail and $0.1 billion of institutional net flows from the US asset transfer in connection with our acquisition of the BMO Global Asset Management (EMEA) business.

AMERIPRISE FINANCIAL, INC.
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
Total segment AUM decreased $155.9 billion, or 21%, during the six months ended June 30, 2022 primarily due to equity market depreciation. Net outflows were $3.8 billion for the six months ended June 30, 2022, a decrease of $15.4 billion compared to the prior year period.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$1,675	$1,471	$204	14%
Distribution fees	211	232	(21)	(9)
Net investment income	4	3	1	33
Other revenues	8	1	7	NM
Total revenues	1,898	1,707	191	11
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,898	1,707	191	11
Expenses
Distribution expenses	529	550	(21)	(4)
Amortization of deferred acquisition costs	6	6	—	—
Interest and debt expense	2	2	—	—
General and administrative expense	854	668	186	28
Total expenses	1,391	1,226	165	13
Adjusted operating earnings	$507	$481	$26	5%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $26 million, or 5%, for the six months ended June 30, 2022 compared to the prior year period primarily due to market appreciation and disciplined expense management.
Net Revenues
Management and financial advice fees increased $204 million, or 14%, for the six months ended June 30, 2022 compared to the prior year period primarily due to the acquired BMO Global Asset Management (EMEA) business and an increase in performance fees of $55 million, partially offset by the cumulative impact from net outflows and the impact of foreign exchange rates.
Distribution fees decreased $21 million, or 9%, for the six months ended June 30, 2022 compared to the prior year period primarily due to the cumulative impact from net outflows.
Other revenues increased $7 million for the six months ended June 30, 2022 compared to the prior year period primarily due to the acquired BMO Global Asset Management (EMEA) business.
Expenses
Distribution expenses decreased $21 million, or 4%, for the six months ended June 30, 2022 compared to the prior year period primarily due to the cumulative impact from net outflows.
General and administrative expense increased $186 million, or 28%, for the six months ended June 30, 2022 compared to the prior year period primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business and higher performance fee related compensation, partially offset by the cumulative impact from net outflows and the impact of foreign exchange rates.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$415	$456	$(41)	(9)%
Distribution fees	218	238	(20)	(8)
Net investment income	238	253	(15)	(6)
Premiums, policy and contract charges	654	648	6	1
Other revenues	7	—	7	—
Total revenues	1,532	1,595	(63)	(4)
Banking and deposit interest expense	—	—	—	—
Total net revenues	1,532	1,595	(63)	(4)
Expenses
Distribution expenses	234	263	(29)	(11)
Interest credited to fixed accounts	192	194	(2)	(1)
Benefits, claims, losses and settlement expenses	463	475	(12)	(3)
Amortization of deferred acquisition costs	107	133	(26)	(20)
Interest and debt expense	18	19	(1)	(5)
General and administrative expense	148	146	2	1
Total expenses	1,162	1,230	(68)	(6)
Adjusted operating earnings	$370	$365	$5	1%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $5 million, or 1%, for the six months ended June 30, 2022 compared to the prior year period.
Net Revenues
Management and financial advice fees decreased $41 million, or 9%, for the six months ended June 30, 2022 compared to the prior year period primarily due to variable annuity net outflows and market depreciation.
Distribution fees decreased $20 million, or 8%, for the six months ended June 30, 2022 compared to the prior year period due to market depreciation.
Expenses
Distribution expenses decreased $29 million, or 11%, for the six months ended June 30, 2022 compared to the prior year period primarily reflecting lower variable annuity sales and market depreciation.
Amortization of DAC, which excludes mean reversion related impacts and the DAC offset to the market impact on variable annuity guaranteed benefits, decreased $26 million, or 20%, for the six months ended June 30, 2022 compared to the prior year period reflecting lower than expected client exit rates.

AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2022	2021
	(in millions)
Revenues
Net investment income	$72	$179	$(107)	(60)%
Premiums, policy and contract charges	48	49	(1)	(2)
Other revenues	115	31	84	NM
Total revenues	235	259	(24)	(9)
Banking and deposit interest expense	—	1	(1)	NM
Total net revenues	235	258	(23)	(9)
Expenses
Distribution expenses	(4)	(4)	—	—
Interest credited to fixed accounts	121	123	(2)	(2)
Benefits, claims, losses and settlement expenses	113	67	46	69
Amortization of deferred acquisition costs	3	6	(3)	(50)
Interest and debt expense	31	32	(1)	(3)
General and administrative expense	100	132	(32)	(24)
Total expenses	364	356	8	2
Adjusted operating loss	$(129)	$(98)	$(31)	(32)%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $31 million, or 32%, for the six months ended June 30, 2022 compared to the prior year period.
LTC insurance had a pretax adjusted operating earnings of nil for the six months ended June 30, 2022 compared to a pretax adjusted operating earnings of $49 million for the prior year period primarily reflecting the return to more normalized results compared to the COVID-19 related impacts in the prior year period.
FA business had a pretax adjusted operating loss of $9 million for the six months ended June 30, 2022 compared to a pretax adjusted operating loss of $10 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $107 million, or 60%, for the six months ended June 30, 2022 compared to the prior year period primarily reflecting lower average invested assets due to the sale of investments to a reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction and a $15 million gain on a strategic investment in the prior year period.
Other revenues increased $84 million for the six months ended June 30, 2022 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, increased $46 million, or 69%, for the six months ended June 30, 2022 compared to the prior year period primarily reflecting more normalized claims on LTC insurance, which benefited from COVID-19 related impacts in the prior year period.
General and administrative expense, which excludes integration and restructuring charges, decreased $32 million, or 24%, for the six months ended June 30, 2022 compared to the prior year period primarily reflecting the favorable mark-to-market impact on share-based compensation expense.

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
Our earnings from fixed insurance, the fixed portion of variable annuities and variable insurance contracts, and fixed deferred annuities are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. We would expect the recent decline in our portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2024 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.6 billion and 2.5%, respectively, as of June 30, 2022. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $13.3 billion and had a weighted average yield of 2.5% as of June 30, 2022. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2022 was approximately 3.3%.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability GMIRs, will have a negative impact to future operating results. To mitigate the unfavorable impact that a low interest rate environment could have on our spread income, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may reduce the crediting rates on our fixed products when warranted, subject to guaranteed minimums.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2022:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(287)	$3	$(284)
DAC and DSIC amortization (2)(3)	(40)	—	(40)
Variable annuities:
GMDB and GMIB (3)	(19)	—	(19)
GMWB (3)	(593)	585	(8)
GMAB	(37)	37	—
Structured variable annuities	399	(370)	29
DAC and DSIC amortization (4)	N/A	N/A	(3)
Total variable annuities	(250)	252	(1)
Macro hedge program (5)	—	117	117
IUL insurance	19	(22)	(3)
Total	$(558)	$350	$(211)	(6)
N/A Not Applicable.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(54)	$—	$(54)
Variable annuities:
GMWB	867	(1,072)	(205)
GMAB	6	(8)	(2)
Structured variable annuities	(33)	131	98
DAC and DSIC amortization (4)	N/A	N/A	13
Total variable annuities	840	(949)	(96)
Macro hedge program (5)	—	(148)	(148)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	43	—	43
Banking deposits	31	—	31
Brokerage client cash balances	199	—	199
Certificates	14	—	14
IUL insurance	16	2	18
Total	$1,089	$(1,095)	$7
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
(4) Market impact on DAC and DSIC amortization related to variable annuities is modeled net of hedge impact.
(5) The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately $(284) million.
The above results compare to an estimated negative net impact to pretax income of $190 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $80 million related to a 100 basis point increase in interest rates as of

AMERIPRISE FINANCIAL, INC.
December 31, 2021. The change in interest rate exposure as of June 30, 2022 compared to December 31, 2021 was driven by additional downside rate protection added in the macro hedge program.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, fixed deferred indexed annuities, structured annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2022. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $577 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2022 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the six months ended June 30, 2022. At June 30, 2022 and December 31, 2021, we had $7.5 billion and $7.1 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At June 30, 2022 and December 31, 2021, the parent company had $759 million and $841 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity include a line of credit with an affiliate up to $729 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of June 30, 2022 was $1.9 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2022, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remain in compliance with all such covenants at June 30, 2022.

AMERIPRISE FINANCIAL, INC.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of June 30, 2022 and December 31, 2021, we had $9.0 billion and $8.1 billion, respectively, under the FHLB facilities, of which $200 million was outstanding as of both June 30, 2022 and December 31, 2021, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities.
There have been no material changes to our contractual obligations disclosed in our 2021 10-K.
We repaid $500 million principal amount of our 3.0% senior notes at maturity on March 22, 2022. We issued $500 million of 4.5% unsecured senior notes on May 13, 2022. See Note 10 to our Consolidated Financial Statements for further information about our long-term debt maturities.
We believe cash flows from operating activities, available cash balances, our availability of revolver borrowings and dividends from our subsidiaries will be sufficient to fund our short-term and long-term operating liquidity needs and stress requirements.
We continue to monitor and respond to the ongoing COVID-19 pandemic. Our risk management strategy is designed to provide proactive protection during stress events such as the current pandemic. We believe our process is working as intended, and our liquidity and capital resources have remained a source of balance sheet strength during the six months ended June 30, 2022.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding, LLC, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, TAM UK International Holdings Ltd, which includes Threadneedle Asset Management Holdings Sàrl and Ameriprise International Holdings GmbH within its organizational structure, and Columbia Threadneedle Investments UK International Ltd. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions)
RiverSource Life (1)(2)	$3,085	$3,419	N/A	$502
RiverSource Life of NY (1)(2)	210	310	N/A	42
ACC (4)(5)	303	304	$282	283
TAM UK International Holdings Ltd (6)	476	330	241	248
Ameriprise Bank, FSB (4) (7)	1,181	853	769	589
AFS (3)(4)	162	103	#	#
Ameriprise Captive Insurance Company (3)	37	39	12	10
Ameriprise Trust Company (3)	50	47	37	44
AEIS (3)(4)	168	155	31	29
RiverSource Distributors, Inc. (3)(4)	11	10	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	18	14	#	#
Columbia Threadneedle Investments UK International Ltd. (8)	315	348	153	170
N/A  Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2022 and December 31, 2021.
(4) Actual capital is determined on an adjusted GAAP basis.
(5) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.

AMERIPRISE FINANCIAL, INC.
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
During the six months ended June 30, 2022, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.4 billion (including $500 million from RiverSource Life) and contributed cash to its subsidiaries of $294 million (including $245 million to Ameriprise Bank, FSB). During the six months ended June 30, 2021, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.6 billion (including $750 million from RiverSource Life) and contributed cash to its subsidiaries of $71 million (including $7 million to Ameriprise Bank, FSB).
In 2009, RiverSource Life established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with our domiciliary regulator and rating agencies. GLIC is domiciled in Delaware, so in the event GLIC was subjected to rehabilitation or insolvency proceedings, such proceedings would be located in (and governed by) Delaware laws. Delaware courts have a long tradition of respecting commercial and reinsurance affairs as well as contracts among sophisticated parties. Similar credit protections to what we have with GLIC have been tested and respected in Delaware and elsewhere in the United States, and as a result we believe our credit protections would be respected even in the unlikely event that GLIC becomes subject to rehabilitation or insolvency proceedings in Delaware. Accordingly, while no credit protections are perfect, we believe the correct way to think about the risks represented by our counterparty credit exposure to GLIC is not the full amount of the gross liability that GLIC reinsures, but a much smaller net exposure to GLIC (if any that might exist after taking into account our credit protections). Thus, management believes that our agreement and offsetting non-LTC legacy arrangements with Genworth will enable RiverSource Life to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $275 million and $263 million for the six months ended June 30, 2022 and 2021, respectively. On July 26, 2022, we announced a quarterly dividend of $1.25 per common share. The dividend will be paid on August 19, 2022 to our shareholders of record at the close of business on August 8, 2022.
In August 2020, the Company’s Board of Directors authorized us to repurchase up to $2.5 billion of our common stock through September 30, 2022, which was exhausted in the second quarter of 2022. In January 2022, the Company’s Board of Directors authorized an additional $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024. As of June 30, 2022, we had $2.5 billion remaining under the share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2022, we repurchased a total of 3.2 million shares of our common stock at an average price of $279.74 per share.
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
Operating Activities
Net cash provided by operating activities increased $887 million to $1.8 billion for the six months ended June 30, 2022 compared to $931 million for the prior year period primarily reflecting a $489 million increase in net income, a $327 million increase in current income tax, net and a $318 million increase in deferred taxes, net, partially offset by a $224 million decrease in policyholder account balances, future policy benefits and claims, net.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.

AMERIPRISE FINANCIAL, INC.
Net cash used in investing activities increased $3.7 billion to $4.6 billion for the six months ended June 30, 2022 compared to $909 million for the prior year period primarily reflecting a $2.7 billion increase in cash used for purchases of Available-for-Sale securities and a $1.7 billion decrease in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, partially offset by a $567 million decrease in net cash flows used related to investments of consolidated investment entities.
Financing Activities
Net cash provided by financing activities increased $2.7 billion to $2.6 billion for the six months ended June 30, 2022 compared to net cash used in financing activities of $101 million for the prior year period primarily reflecting a $2.8 billion increase in banking deposits, a $995 million reduction in net cash outflows from investment certificates and $491 million increase in issuance of long-term debt, partially offset by a $1.4 billion decrease in borrowings by CIEs and a $501 million increase in repayments of long-term debt.
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

AMERIPRISE FINANCIAL, INC.
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
• risks in acquisition transactions, such as the integration of the BMO Global Asset Management (EMEA) business, or other potential strategic acquisitions or divestitures;
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2022.
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

AMERIPRISE FINANCIAL, INC.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2021 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2022:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2022
Share repurchase program (1)	347,340	$287.91	347,340	$2,903,434,199
Employee transactions (2)	39,937	$296.24	N/A	N/A

May 1 to May 31, 2022
Share repurchase program (1)	639,380	$264.14	639,380	$2,734,549,017
Employee transactions (2)	12,035	$268.91	N/A	N/A

June 1 to June 30, 2022
Share repurchase program (1)	748,965	$252.12	748,965	$2,545,722,472
Employee transactions (2)	2,992	$253.93	N/A	N/A

Totals
Share repurchase program (1)	1,735,685	$263.71	1,735,685
Employee transactions (2)	54,964	$287.95	N/A
	1,790,649		1,735,685
N/A  Not applicable.
(1) In August 2020, our Board of Directors authorized an expenditure of up to $2.5 billion for the repurchase of our common stock through September 30, 2022, which was exhausted in the second quarter of 2022. In January 2022, our Board of Directors authorized an additional $3.0 billion for the repurchase of our common stock through March 31, 2024. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (iv) Consolidated Statements of Equity for the three and six months ended June 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	August 1, 2022	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2022	By:	/s/ Dawn M. Brockman
Dawn M. Brockman
Vice President - Finance Operations and Interim Controller
(Principal Accounting Officer)