Form 10-Q
period 2022-09-30
AMERIPRISE FINANCIAL INC
filed 2022-11-02
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 21, 2022
Common Stock (par value $0.01 per share)	106,417,199 shares

AMERIPRISE FINANCIAL, INC.
FORM 10-Q

AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,172	$2,367	$6,908	$6,720
Distribution fees	506	458	1,410	1,368
Net investment income	349	773	897	1,428
Premiums, policy and contract charges	361	(805)	1,094	(94)
Other revenues	118	113	365	259
Total revenues	3,506	2,906	10,674	9,681
Banking and deposit interest expense	15	3	20	10
Total net revenues	3,491	2,903	10,654	9,671
Expenses
Distribution expenses	1,195	1,285	3,728	3,693
Interest credited to fixed accounts	157	172	443	455
Benefits, claims, losses and settlement expenses	370	(719)	663	338
Amortization of deferred acquisition costs	107	9	355	77
Interest and debt expense	52	64	136	149
General and administrative expense	925	822	2,766	2,475
Total expenses	2,806	1,633	8,091	7,187
Pretax income	685	1,270	2,563	2,484
Income tax provision	137	239	498	425
Net income	$548	$1,031	$2,065	$2,059

Earnings per share
Basic	$4.96	$8.86	$18.42	$17.42
Diluted	$4.86	$8.65	$18.05	$17.03
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income	$548	$1,031	$2,065	$2,059
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(873)	(339)	(2,502)	(538)
Net unrealized gains (losses) on derivatives	—	—	(1)	—
Defined benefit plans	1	—	1	29
Foreign currency translation adjustment	(127)	(22)	(295)	(21)
Total other comprehensive income (loss), net of tax	(999)	(361)	(2,797)	(530)
Total comprehensive income (loss)	$(451)	$670	$(732)	$1,529
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,819	$7,127
Cash of consolidated investment entities	174	121
Investments (allowance for credit losses: 2022, $39; 2021, $18)	40,072	35,810
Investments of consolidated investment entities, at fair value	2,378	2,184
Separate account assets	71,722	97,491
Receivables (allowance for credit losses: 2022, $66; 2021, $55)	16,008	16,205
Receivables of consolidated investment entities, at fair value	38	17
Deferred acquisition costs	2,998	2,782
Restricted and segregated cash, cash equivalents and investments	2,343	2,795
Other assets	9,800	11,444
Other assets of consolidated investment entities, at fair value	2	3
Total assets	$153,354	$175,979

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$35,482	$35,750
Separate account liabilities	71,722	97,491
Customer deposits	28,137	20,227
Short-term borrowings	201	200
Long-term debt	2,822	2,832
Debt of consolidated investment entities, at fair value	2,401	2,164
Accounts payable and accrued expenses	2,058	2,527
Other liabilities	7,113	8,966
Other liabilities of consolidated investment entities, at fair value	161	137
Total liabilities	150,097	170,294
Equity:
Common shares (0.01 par value; shares authorized, 1,250,000,000; shares issued, 335,570,655 and 334,828,117, respectively)	3	3
Additional paid-in capital	9,434	9,220
Retained earnings	19,174	17,525
Treasury shares, at cost (228,877,044 and 223,967,107 shares, respectively)	(22,560)	(21,066)
Accumulated other comprehensive income (loss), net of tax	(2,794)	3
Total equity	3,257	5,685
Total liabilities and equity	$153,354	$175,979
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at July 1, 2022	108,438,618	$3	$9,380	$18,767	$(22,051)	$(1,795)	$4,304
Net income	—	—	—	548	—	—	548
Other comprehensive loss, net of tax	—	—	—	—	—	(999)	(999)
Dividends to shareholders	—	—	—	(141)	—	—	(141)
Repurchase of common shares	(1,931,209)	—	—	—	(509)	—	(509)
Share-based compensation plans	186,202	—	54	—	—	—	54
Balances at September 30, 2022	106,693,611	$3	$9,434	$19,174	$(22,560)	$(2,794)	$3,257

Balances at July 1, 2021	114,297,434	$3	$9,049	$16,057	$(19,883)	$460	$5,686
Net income	—	—	—	1,031	—	—	1,031
Other comprehensive loss, net of tax	—	—	—	—	—	(361)	(361)
Dividends to shareholders	—	—	—	(133)	—	—	(133)
Repurchase of common shares	(2,236,129)	—	—	—	(586)	—	(586)
Share-based compensation plans	336,282	—	69	—	1	—	70
Balances at September 30, 2021	112,397,587	$3	$9,118	$16,955	$(20,468)	$99	$5,707

Balances at January 1, 2022	110,861,010	$3	$9,220	$17,525	$(21,066)	$3	$5,685
Net income	—	—	—	2,065	—	—	2,065
Other comprehensive loss, net of tax	—	—	—	—	—	(2,797)	(2,797)
Dividends to shareholders	—	—	—	(416)	—	—	(416)
Repurchase of common shares	(5,655,820)	—	—	—	(1,565)	—	(1,565)
Share-based compensation plans	1,488,421	—	214	—	71	—	285
Balances at September 30, 2022	106,693,611	$3	$9,434	$19,174	$(22,560)	$(2,794)	$3,257

Balances at January 1, 2021	116,765,613	$3	$8,822	$15,292	$(18,879)	$629	$5,867
Net income	—	—	—	2,059	—	—	2,059
Other comprehensive loss, net of tax	—	—	—	—	—	(530)	(530)
Dividends to shareholders	—	—	—	(396)	—	—	(396)
Repurchase of common shares	(6,724,301)	—	—	—	(1,624)	—	(1,624)
Share-based compensation plans	2,356,275	—	296	—	35	—	331
Balances at September 30, 2021	112,397,587	$3	$9,118	$16,955	$(20,468)	$99	$5,707
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash Flows from Operating Activities
Net income	$2,065	$2,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(11)	95
Deferred income tax expense (benefit)	177	63
Share-based compensation	127	124
Net realized investment (gains) losses	(5)	(627)
Net trading (gains) losses	8	3
Loss from equity method investments	25	58
Impairments and provision for loan and credit losses	93	2
Net (gains) losses of consolidated investment entities	5	(17)
Changes in operating assets and liabilities:
Restricted and segregated investments	(246)	(101)
Deferred acquisition costs	204	(128)
Policyholder account balances, future policy benefits and claims, net	754	1,174
Derivatives, net of collateral	465	(290)
Receivables	(132)	(360)
Brokerage deposits	(168)	(45)
Accounts payable and accrued expenses	(414)	146
Current income tax, net	(61)	(393)
Deferred taxes, net	10	(112)
Other operating assets and liabilities of consolidated investment entities, net	1	15
Other, net	293	108
Net cash provided by (used in) operating activities	3,190	1,774

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	738	555
Maturities, sinking fund payments and calls	5,849	8,992
Purchases	(15,452)	(10,047)
Proceeds from sales, maturities and repayments of mortgage loans	111	242
Funding of mortgage loans	(147)	(166)
Proceeds from sales, maturities and collections of other investments	48	155
Purchase of other investments	(75)	(73)
Purchase of investments by consolidated investment entities	(763)	(1,461)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	466	850
Purchase of land, buildings, equipment and software	(126)	(86)
Cash paid for written options with deferred premiums	(411)	(314)
Cash received from written options with deferred premiums	141	60
Cash returned (paid) for acquisition of business, net of cash acquired	34	—
Cash paid for deposit receivables	(34)	(216)
Cash received for deposit receivables	393	132
Other, net	(13)	4
Net cash provided by (used in) investing activities	$(9,241)	$(1,373)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$3,844	$2,004
Maturities, withdrawals and cash surrenders	(2,942)	(3,320)
Policyholder account balances:
Deposits and other additions	766	1,131
Net transfers from (to) separate accounts	(128)	(206)
Surrenders and other benefits	(989)	(1,002)
Change in banking deposits, net	7,173	2,412
Cash paid for purchased options with deferred premiums	(159)	(94)
Cash received from purchased options with deferred premiums	230	580
Issuance of long-term debt	495	4
Repayments of long-term debt	(507)	(6)
Dividends paid to shareholders	(401)	(384)
Repurchase of common shares	(1,490)	(1,467)
Borrowings of consolidated investment entities	341	1,375
Repayments of debt by consolidated investment entities	(1)	(757)
Other, net	(19)	(11)
Net cash provided by (used in) financing activities	6,213	259
Effect of exchange rate changes on cash	(116)	(9)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	46	651
Cash and cash equivalents, including amounts restricted, at beginning of period	9,569	8,903
Cash and cash equivalents, including amounts restricted, at end of period	$9,615	$9,554

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$89	$85
Interest paid by consolidated investment entities	49	73
Income taxes paid, net	367	867
Leased assets obtained in exchange for operating lease liabilities	42	63
Non-cash investing activity:
Investments transferred in connection with reinsurance transaction	—	7,527
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	—	17

	September 30, 2022	December 31, 2021
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$7,819	$7,127
Cash of consolidated investment entities	174	121
Restricted and segregated cash, cash equivalents and investments	2,343	2,795
Less: Restricted and segregated investments	(721)	(474)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$9,615	$9,569
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
In the second quarter of 2022, the Company recorded an out-of-period correction of $256 million, net of tax, in other comprehensive income (“OCI”) resulting in an increase to total equity and total comprehensive income, correcting the shadow unearned revenue liability balance associated with universal life insurance products.
In the first quarter of 2021, the Company recorded a favorable out-of-period correction of $29 million in OCI related to defined benefit plans.
The impact of these out-of-period adjustments, individually and in the aggregate, was not material to any previously reported quarterly or annual financial statements and is not expected to be material to the 2022 annual financial statements.
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
When the Company adopts the standard as of January 1, 2021 (the “transition date”), opening equity will be adjusted for the adoption impacts to retained earnings and accumulated other comprehensive income (loss) (“AOCI”) and prior periods presented (i.e. 2021 and 2022) will be restated. The Company has updated its estimated adoption impact as of January 1, 2021 to be a reduction in total equity of $1.8 billion to $2.1 billion, of which a significant portion will be reflected in AOCI. However, as of September 30, 2022, the impact on total equity is estimated to be an increase of $400 million to $600 million as a result of changes in the equity, credit, and rate environment subsequent to the transition date.
The Company utilizes a governance framework to guide its adoption process and is managing a detailed implementation plan to support the timely application of the standard in the first quarter of 2023. The Company continues to refine its technology solutions and internal controls environment. These activities include, but are not limited to, modifications of actuarial valuation models, and accounting and financial reporting processes and systems. The estimated adoption impact at transition date and the impact to periods subsequent to transition date is subject to change as the Company completes its adoption process.
3. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended September 30, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$509	$—	$—	$509	$—	$509
Institutional	—	159	—	—	159	—	159
Advisory fees	1,107	—	—	—	1,107	—	1,107
Financial planning fees	97	—	—	—	97	—	97
Transaction and other fees	93	51	15	—	159	—	159
Total management and financial advice fees	1,297	719	15	—	2,031	—	2,031
Distribution fees:
Mutual funds	180	56	—	—	236	—	236
Insurance and annuity	205	40	84	—	329	—	329
Other products	194	—	—	—	194	—	194
Total distribution fees	579	96	84	—	759	—	759
Other revenues	51	1	—	—	52	—	52
Total revenue from contracts with customers	1,927	816	99	—	2,842	—	2,842
Revenue from other sources (1)	225	7	687	117	1,036	(51)	985
Total segment gross revenues	2,152	823	786	117	3,878	(51)	3,827
Banking and deposit interest expense	(15)	—	—	(2)	(17)	—	(17)
Total segment net revenues	2,137	823	786	115	3,861	(51)	3,810
Elimination of intersegment revenues	(202)	(14)	(101)	1	(316)	(3)	(319)
Total net revenues	$1,935	$809	$685	$116	$3,545	$(54)	$3,491

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$587	$—	$—	$587	$—	$587
Institutional	—	143	—	—	143	—	143
Advisory fees	1,189	—	—	—	1,189	—	1,189
Financial planning fees	91	—	—	—	91	—	91
Transaction and other fees	94	57	18	—	169	—	169
Total management and financial advice fees	1,374	787	18	—	2,179	—	2,179
Distribution fees:
Mutual funds	219	70	—	—	289	—	289
Insurance and annuity	246	50	104	—	400	—	400
Other products	96	—	—	—	96	—	96
Total distribution fees	561	120	104	—	785	—	785
Other revenues	46	1	—	1	48	—	48
Total revenue from contracts with customers	1,981	908	122	1	3,012	—	3,012
Revenue from other sources (1)	70	7	712	112	901	(605)	296
Total segment gross revenues	2,051	915	834	113	3,913	(605)	3,308
Banking and deposit interest expense	(3)	—	—	—	(3)	—	(3)
Total segment net revenues	2,048	915	834	113	3,910	(605)	3,305
Elimination of intersegment revenues	(261)	(12)	(122)	—	(395)	(7)	(402)
Total net revenues	$1,787	$903	$712	$113	$3,515	$(612)	$2,903

	Nine Months Ended September 30, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,696	$—	$—	$1,696	$—	$1,696
Institutional	—	527	—	—	527	—	527
Advisory fees	3,442	—	—	—	3,442	—	3,442
Financial planning fees	293	—	—	—	293	—	293
Transaction and other fees	282	160	46	—	488	—	488
Total management and financial advice fees	4,017	2,383	46	—	6,446	—	6,446
Distribution fees:
Mutual funds	570	179	—	—	749	—	749
Insurance and annuity	642	128	267	—	1,037	—	1,037
Other products	438	—	—	—	438	—	438
Total distribution fees	1,650	307	267	—	2,224	—	2,224
Other revenues	158	7	—	—	165	—	165
Total revenue from contracts with customers	5,825	2,697	313	—	8,835	—	8,835
Revenue from other sources (1)	430	24	2,005	352	2,811	43	2,854
Total segment gross revenues	6,255	2,721	2,318	352	11,646	43	11,689
Banking and deposit interest expense	(20)	—	—	(2)	(22)	—	(22)
Total segment net revenues	6,235	2,721	2,318	350	11,624	43	11,667
Elimination of intersegment revenues	(651)	(37)	(318)	1	(1,005)	(8)	(1,013)
Total net revenues	$5,584	$2,684	$2,000	$351	$10,619	$35	$10,654

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,685	$—	$—	$1,685	$—	$1,685
Institutional	—	397	—	—	397	—	397
Advisory fees	3,330	—	—	—	3,330	—	3,330
Financial planning fees	272	—	—	—	272	—	272
Transaction and other fees	276	165	52	—	493	—	493
Total management and financial advice fees	3,878	2,247	52	—	6,177	—	6,177
Distribution fees:
Mutual funds	638	206	—	—	844	—	844
Insurance and annuity	738	146	304	—	1,188	—	1,188
Other products	306	—	—	—	306	—	306
Total distribution fees	1,682	352	304	—	2,338	—	2,338
Other revenues	146	9	—	2	157	—	157
Total revenue from contracts with customers	5,706	2,608	356	2	8,672	—	8,672
Revenue from other sources (1)	211	14	2,073	370	2,668	(472)	2,196
Total segment gross revenues	5,917	2,622	2,429	372	11,340	(472)	10,868
Banking and deposit interest expense	(10)	—	—	(1)	(11)	—	(11)
Total segment net revenues	5,907	2,622	2,429	371	11,329	(472)	10,857
Elimination of intersegment revenues	(777)	(39)	(356)	(1)	(1,173)	(13)	(1,186)
Total net revenues	$5,130	$2,583	$2,073	$370	$10,156	$(485)	$9,671
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $151 million and $157 million as of September 30, 2022 and December 31, 2021, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and were $121 million and $126 million as of September 30, 2022 and December 31, 2021, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $13 million and nil as of September 30, 2022 and December 31, 2021, respectively.
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
Contract Costs Asset
The Company has an asset of $35 million and $39 million as of September 30, 2022 and December 31, 2021, respectively, related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $525 million and $668 million as of September 30, 2022 and December 31, 2021, respectively.
4.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities. The Company has unfunded commitments related to consolidated CLOs of $28 million and $27 million as of September 30, 2022 and December 31, 2021, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both September 30, 2022 and December 31, 2021. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $55 million and $44 million as of September 30, 2022 and December 31, 2021, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both September 30, 2022 and December 31, 2021.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $29 million and $43 million as of September 30, 2022 and December 31, 2021, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $105 million and $138 million as of September 30, 2022 and December 31, 2021, respectively. The Company has a liability of $7 million and $8 million as of September 30, 2022 and December 31, 2021 respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$28	$—	$28
Common stocks	—	3	—	3
Syndicated loans	—	2,182	165	2,347
Total investments	—	2,213	165	2,378
Receivables	—	38	—	38
Other assets	—	2	—	2
Total assets at fair value	$—	$2,253	$165	$2,418

Liabilities
Debt (1)	$—	$2,401	$—	$2,401
Other liabilities	—	161	—	161
Total liabilities at fair value	$—	$2,562	$—	$2,562

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$3	$—	$3
Syndicated loans	—	2,117	64	2,181
Total investments	—	2,120	64	2,184
Receivables	—	17	—	17
Other assets	—	—	3	3
Total assets at fair value	$—	$2,137	$67	$2,204

Liabilities
Debt (1)	$—	$2,164	$—	$2,164
Other liabilities	—	137	—	137
Total liabilities at fair value	$—	$2,301	$—	$2,301
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.2 billion as of September 30, 2022 and December 31, 2021, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at July 1, 2022	$2	$95
Total gains (losses) included in:
Net income	—	(4)	(1)
Purchases	—	42
Sales	—	(3)
Settlements	—	(1)
Transfers into Level 3	—	61
Transfers out of Level 3	(2)	(25)
Balance at September 30, 2022	$—	$165

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2022	$—	$(5)	(1)

Syndicated Loans
(in millions)
Balance at July 1, 2021	$112
Purchases	7
Sales	(4)
Settlements	(10)
Transfers into Level 3	5
Transfers out of Level 3	(47)
Deconsolidation of consolidated investment entities	(18)
Balance at September 30, 2021	$45

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2021	$—

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(7)	(1)	—
Purchases	—	64		—
Sales	—	(4)		—
Settlements	—	(8)		—
Transfers into Level 3	2	173		—
Transfers out of Level 3	(2)	(117)		(3)
Balance at September 30, 2022	$—	$165		$—

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2022	$—	$(5)	(1)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	—
Purchases	88		—
Sales	(38)		—
Settlements	(49)		—
Transfers into Level 3	90		—
Transfers out of Level 3	(122)		(2)
Deconsolidation of consolidated investment entities	(18)		—
Balance at September 30, 2021	$45		$—
Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2021	$—	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of September 30, 2022 and December 31, 2021 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2022	December 31, 2021
	(in millions)
Syndicated loans
Unpaid principal balance	$2,513	$2,233
Excess unpaid principal over fair value	(166)	(52)
Fair value	$2,347	$2,181

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	17	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	22	10

Debt
Unpaid principal balance	$2,638	$2,296
Excess unpaid principal over fair value	(237)	(132)
Carrying value (1)	$2,401	$2,164
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.2 billion as of September 30, 2022 and December 31, 2021, respectively.
During the third quarter of 2022, the Company launched one new CLO and issued debt of $352 million.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and nine months ended September 30, 2022 and 2021.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,401	$2,164	4.1%	1.7%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 12.0%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2022	December 31, 2021
	(in millions)
Available-for-Sale securities, at fair value	$36,386	$32,050
Mortgage loans (allowance for credit losses: 2022, $12; 2021, $12)	1,986	1,953
Policy loans	838	835
Other investments (allowance for credit losses: 2022, $5; 2021, $5)	862	972
Total	$40,072	$35,810
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following is a summary of Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Investment income on fixed maturities	$363	$202	$836	$733
Net realized gains (losses)	(87)	546	(82)	627
Affordable housing partnerships	(11)	(20)	(37)	(58)
Other	51	1	110	28
Consolidated investment entities	33	44	70	98
Total	$349	$773	$897	$1,428
Available-for-Sale securities distributed by type were as follows:

	September 30, 2022
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$9,777	$125	$(983)	$(20)	$8,899
Residential mortgage backed securities	15,825	5	(1,426)	—	14,404
Commercial mortgage backed securities	6,041	1	(436)	—	5,606
Asset backed securities	5,592	11	(195)	—	5,408
State and municipal obligations	782	56	(26)	(2)	810
U.S. government and agency obligations	1,174	—	(1)	—	1,173
Foreign government bonds and obligations	48	—	(5)	—	43
Other securities	45	1	(3)	—	43
Total	$39,284	$199	$(3,075)	$(22)	$36,386

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$8,737	$1,243	$(48)	$—	$9,932
Residential mortgage backed securities	10,927	67	(50)	—	10,944
Commercial mortgage backed securities	4,950	59	(23)	—	4,986
Asset backed securities	3,639	26	(11)	—	3,654
State and municipal obligations	850	244	(1)	(1)	1,092
U.S. government and agency obligations	1,301	—	—	—	1,301
Foreign government bonds and obligations	88	5	(1)	—	92
Other securities	49	—	—	—	49
Total	$30,541	$1,644	$(134)	$(1)	$32,050
As of September 30, 2022 and December 31, 2021, accrued interest of $207 million and $140 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of September 30, 2022 and December 31, 2021, investment securities with a fair value of $3.6 billion and $3.1 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $373 million and $314 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of September 30, 2022 and December 31, 2021, fixed maturity securities comprised approximately 90% and 89%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2022 and December 31, 2021,

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
the Company’s internal analysts rated $318 million and $400 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$27,655	$25,629	70%	$20,563	$20,625	64%
AA	1,150	1,175	3	727	898	3
A	1,802	1,788	5	1,775	2,129	7
BBB	8,001	7,192	20	6,495	7,268	23
Below investment grade (1)	676	602	2	981	1,130	3
Total fixed maturities	$39,284	$36,386	100%	$30,541	$32,050	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million and $2 million, respectively, as of both September 30, 2022 and December 31, 2021. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of September 30, 2022 and December 31, 2021, approximately 29% and 30% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. No holdings of any issuer were greater than 10% of the Company’s total shareholder’s equity as of both September 30, 2022 and December 31, 2021.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	September 30, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	484	$6,088	$(694)	72	$1,049	$(289)	556	$7,137	$(983)
Residential mortgage backed securities	675	12,000	(1,057)	141	2,067	(369)	816	14,067	(1,426)
Commercial mortgage backed securities	273	4,064	(308)	61	941	(128)	334	5,005	(436)
Asset backed securities	152	4,981	(171)	12	262	(24)	164	5,243	(195)
State and municipal obligations	61	158	(18)	16	36	(8)	77	194	(26)
U.S. government and agency obligations	26	1,108	(1)	—	—	—	26	1,108	(1)
Foreign government bonds and obligations	13	38	(4)	1	1	(1)	14	39	(5)
Other securities	3	42	(3)	—	—	—	3	42	(3)
Total	1,687	$28,479	$(2,256)	303	$4,356	$(819)	1,990	$32,835	$(3,075)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	110	$2,056	$(43)	14	$81	$(5)	124	$2,137	$(48)
Residential mortgage backed securities	206	5,808	(48)	56	191	(2)	262	5,999	(50)
Commercial mortgage backed securities	102	2,184	(22)	9	139	(1)	111	2,323	(23)
Asset backed securities	41	1,883	(11)	6	118	—	47	2,001	(11)
State and municipal obligations	26	64	(1)	—	—	—	26	64	(1)
Foreign government bonds and obligations	5	6	—	6	4	(1)	11	10	(1)
Total	490	$12,001	$(125)	91	$533	$(9)	581	$12,534	$(134)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2022 is primarily attributable to the impact of higher interest rates and wider credit spreads driven by continued market volatility, with no specific credit concerns. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2022 and December 31, 2021, approximately 95% and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at July 1, 2022	$—	$—	$1	$1
Additions for which credit losses were not previously recorded	20	—	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	1	1
Balance at September 30, 2022	$20	$—	$2	$22

Balance at July 1, 2021	$—	$—	$—	$—
Additions for which credit losses were not previously recorded	—	—	1	1
Balance at September 30, 2021	$—	$—	$1	$1

Balance at January 1, 2022	$—	$—	$1	$1
Additions for which credit losses were not previously recorded	20	—	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	1	1
Balance at September 30, 2022	$20	$—	$2	$22

Balance at January 1, 2021	$10	$1	$—	$11
Additions for which credit losses were not previously recorded	—	—	1	1
Charge-offs	(10)	(1)	—	(11)
Balance at September 30, 2021	$—	$—	$1	$1
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Gross realized investment gains	$2	$508	$24	$573
Gross realized investment losses	(6)	(5)	(17)	(6)
Credit losses	(21)	(1)	(21)	(1)
Other impairments	(61)	—	(67)	(13)
Total	$(86)	$502	$(81)	$553
Credit losses for the three and nine months ended September 30, 2022 primarily related to recording an allowance for credit losses on a corporate debt security in the communications industry. Credit losses for the three and nine months ended September 30, 2021 primarily related to recording an allowance for credit losses on a state and municipal security. Other impairments for the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021 related to Available-for-Sale securities which the Company intended to sell.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities by contractual maturity as of September 30, 2022 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,680	$1,671
Due after one year through five years	2,247	2,155
Due after five years through 10 years	3,662	3,086
Due after 10 years	4,237	4,056
	11,826	10,968
Residential mortgage backed securities	15,825	14,404
Commercial mortgage backed securities	6,041	5,606
Asset backed securities	5,592	5,408
Total	$39,284	$36,386
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
6.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2022	$47	$3	$50
Provisions	6	2	8
Charge-offs	—	(1)	(1)
Balance at September 30, 2022	$53	$4	$57

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2021	$66	$2	$68
Provisions	(14)	1	(13)
Charge-offs	(6)	(1)	(7)
Recoveries	—	1	1
Other	2	—	2
Balance at September 30, 2021	$48	$3	$51
Accrued interest on commercial loans was $15 million and $13 million as of September 30, 2022 and December 31, 2021, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
There were no commercial mortgage loans sold for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company sold $746 million of commercial mortgage loans.
During the three months ended September 30, 2022 and 2021, the Company purchased nil syndicated loans, and sold nil and $360 million, respectively, of syndicated loans. During the nine months ended September 30, 2022 and 2021, the Company purchased $57 million and $37 million, respectively, of syndicated loans, and sold $1 million and $368 million, respectively, of syndicated loans.
During the three months ended September 30, 2022 and 2021, the Company purchased $11 million and $1 million, respectively, of residential mortgage loans, and sold nil and $3 million, respectively, of residential mortgage loans. During the nine months ended September 30, 2022 and 2021, the Company purchased $34 million and $7 million, respectively, of residential mortgage loans, and sold nil and $3 million, respectively, of residential mortgage loans. The allowance for credit losses for residential mortgage loans was not material as of both September 30, 2022 and 2021.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Credit Quality Information
Nonperforming loans were $14 million and $9 million as of September 30, 2022 and December 31, 2021, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2022 and December 31, 2021. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loans past due were $3 million and nil as of September 30, 2022 and December 31, 2021, respectively.
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio:

	September 30, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$3	$40	$47
80% - 100%	2	9	2	20	7	47	87
60% - 80%	35	89	17	52	10	98	301
40% - 60%	40	89	69	91	58	445	792
< 40%	16	12	30	47	86	502	693
Total	$93	$199	$120	$212	$164	$1,132	$1,920

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$20	$10	$—	$29	$59
80% - 100%	9	2	9	2	—	29	51
60% - 80%	142	80	60	23	61	138	504
40% - 60%	42	33	86	74	57	401	693
< 40%	11	8	48	6	58	478	609
Total	$204	$123	$223	$115	$176	$1,075	$1,916
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
East North Central	$208	$194	11%	10%
East South Central	55	57	3	3
Middle Atlantic	110	122	6	6
Mountain	132	119	7	6
New England	24	28	1	2
Pacific	639	627	33	33
South Atlantic	496	497	26	26
West North Central	131	141	7	7
West South Central	125	131	6	7
	1,920	1,916	100%	100%
Less: allowance for credit losses	12	12
Total	$1,908	$1,904
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Apartments	$509	$496	26%	26%
Hotel	14	14	1	1
Industrial	318	319	17	17
Mixed use	66	68	3	3
Office	267	271	14	14
Retail	611	617	32	32
Other	135	131	7	7
	1,920	1,916	100%	100%
Less: allowance for credit losses	12	12
Total	$1,908	$1,904
Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2022 and December 31, 2021 was $177 million and $149 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil as of both September 30, 2022 and December 31, 2021. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$1	$—	$—	$—	$—	$—	$1
Risk 4	—	—	—	1	—	2	3
Risk 3	—	9	1	7	3	10	30
Risk 2	8	20	7	12	5	35	87
Risk 1	1	8	3	6	13	25	56
Total	$10	$37	$11	$26	$21	$72	$177

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$1	$—	$—	$—	$1
Risk 4	—	—	—	—	1	2	3
Risk 3	—	—	4	5	5	6	20
Risk 2	15	4	12	10	18	12	71
Risk 1	8	3	3	11	16	13	54
Total	$23	$7	$20	$26	$40	$33	$149
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $6 million and $5 million as of September 30, 2022 and December 31, 2021, respectively.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	September 30, 2022
Termination Status	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Active	$162	$120	$128	$104	$79	$176	$769
Terminated	—	1	1	2	1	6	11
Total	$162	$121	$129	$106	$80	$182	$780

	December 31, 2021
Termination Status	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Active	$136	$147	$119	$89	$116	$113	$720
Terminated	1	1	—	—	—	6	8
Total	$137	$148	$119	$89	$116	$119	$728
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 1% of total credit card receivables as of both September 30, 2022 and December 31, 2021.
The table below presents the amortized cost basis of credit card receivables by FICO score:

	September 30, 2022	December 31, 2021
	(in millions)
> 800	$29	$30
750 - 799	25	24
700 - 749	26	25
650 - 699	16	14
< 650	5	5
Total	$101	$98
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Margin Loans
The margin loans balance was $1.3 billion and $1.2 billion as of September 30, 2022 and December 31, 2021, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both September 30, 2022 and December 31, 2021, the allowance for credit losses on margin loans was not material.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $612 million and $467 million as of September 30, 2022 and December 31, 2021, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of September 30, 2022 and December 31, 2021, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $7.5 billion and $7.9 billion as of September 30, 2022 and December 31, 2021, respectively. Deposit receivables are fully collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for the deposit receivables as of September 30, 2022 and December 31, 2021.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the three and nine months ended September 30, 2022 and 2021. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
7.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
During the third quarter of the year, management updated market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to deferred acquisition costs (“DAC”) in the third quarter of 2022 primarily reflected a $49 million increase from lower surrenders on variable annuities with living benefits and universal life (“UL”) and variable universal life (“VUL”) insurance products partially offset by a $27 million decrease from updating mortality assumptions for variable annuities and a $13 million decrease from updating the fair value discount rate for variable annuities. The impact of unlocking to DAC in the third quarter of 2021 primarily reflected a favorable impact from lower surrenders on variable annuities with living benefits and universal life UL and VUL insurance products.
The balances of and changes in DAC were as follows:

	2022	2021
	(in millions)
Balance at January 1	$2,782	$2,532
Capitalization of acquisition costs	151	205
Amortization	(363)	(137)
Amortization, impact of valuation assumptions review	8	60
Impact of change in net unrealized (gains) losses on securities	420	75
Balance at September 30	$2,998	$2,735
The balances of and changes in deferred sales inducement costs (“DSIC”), which is included in Other assets, were as follows:

	2022	2021
	(in millions)
Balance at January 1	$189	$189
Capitalization of sales inducement costs	1	1
Amortization	(35)	(15)
Amortization, impact of valuation assumptions review	2	2
Impact of change in net unrealized (gains) losses on securities	15	11
Balance at September 30	$172	$188

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
8.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Policyholder account balances
Fixed annuities (1)	$7,776	$8,117
Variable annuity fixed sub-accounts	4,887	4,990
UL/VUL insurance	3,069	3,103
Indexed universal life (“IUL”) insurance	2,645	2,534
Structured variable annuities	5,314	4,440
Other life insurance	533	563
Total policyholder account balances	24,224	23,747

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,101	2,336
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	64	(23)
Other annuity liabilities	316	67
Fixed annuity life contingent liabilities	1,215	1,278
Life and disability income insurance	1,106	1,139
Long term care insurance	5,187	5,664
UL/VUL and other life insurance additional liabilities	1,048	1,291
Total future policy benefits	11,037	11,752
Policy claims and other policyholders’ funds	221	251
Total policyholder account balances, future policy benefits and claims	$35,482	$35,750
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2021 and the amount is presented as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Variable annuity	$61,063	$82,862
VUL insurance	7,090	9,343
Other insurance	24	33
Threadneedle investment liabilities	3,545	5,253
Total	$71,722	$97,491

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2022				December 31, 2021
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$51,949	$50,290	$1,440	69	$70,020	$68,145	$6	69
Five/six-year reset	6,652	3,986	277	69	8,309	5,612	6	68
One-year ratchet	4,612	4,306	1,019	72	6,177	5,858	13	71
Five-year ratchet	1,058	1,009	106	68	1,438	1,386	1	68
Other	964	950	284	75	1,302	1,286	38	74
Total — GMDB	$65,235	$60,541	$3,126	69	$87,246	$82,287	$64	69

GGU death benefit	$966	$909	$139	72	$1,260	$1,198	$184	72

GMIB	$130	$117	$14	72	$184	$170	$4	71
GMWB:
GMWB	$1,351	$1,346	$54	75	$1,900	$1,895	$1	75
GMWB for life	37,871	37,865	3,090	70	52,387	52,334	187	69
Total — GMWB	$39,222	$39,211	$3,144	70	$54,287	$54,229	$188	69

GMAB	$1,391	$1,391	$187	62	$2,005	$2,005	$—	62
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2022		December 31, 2021
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,496	69	$6,564	68
Structured variable annuity GMDB	$723	64	$3	63
The net amount at risk for UL secondary guarantees and structured variable annuity GMDB is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2022	$36	$5	$2,336	$(23)	$1,020
Incurred claims	40	2	(235)	87	87
Paid claims	(15)	—	—	—	(31)
Balance at September 30, 2022	$61	$7	$2,101	$64	$1,076

Balance at January 1, 2021	$24	$6	$3,049	$1	$916
Incurred claims	12	1	(793)	(15)	106
Paid claims	(3)	(1)	—	—	(27)
Balance at September 30, 2021	$33	$6	$2,256	$(14)	$995
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2022	December 31, 2021
	(in millions)
Mutual funds:
Equity	$38,594	$49,183
Bond	21,012	24,998
Other	6,224	8,316
Total mutual funds	$65,830	$82,497
10.  Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Long-term debt:
Senior notes due 2022	$—	$500	—%	3.0%
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2032	500	—	4.5	—
Finance lease liabilities	33	40	N/A	N/A
Other (1)	(11)	(8)	N/A	N/A
Total long-term debt	2,822	2,832

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	200	3.2%	0.3%
Total	$3,023	$3,032
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
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in Investments and was $1.4 billion and $1.2 billion of commercial mortgage backed securities as of September 30, 2022 and December 31, 2021, respectively, and $501 million and $581 million of residential mortgage backed securities as of September 30, 2022 and December 31, 2021, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2022 and December 31, 2021. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
In June 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both September 30, 2022 and December 31, 2021, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both September 30, 2022 and December 31, 2021.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$1,369	$3,593	$—	$4,962
Available-for-Sale securities:
Corporate debt securities	—	8,496	403	8,899
Residential mortgage backed securities	—	14,158	246	14,404
Commercial mortgage backed securities	—	5,606	—	5,606
Asset backed securities	—	5,384	24	5,408
State and municipal obligations	—	810	—	810
U.S. government and agency obligations	1,173	—	—	1,173
Foreign government bonds and obligations	—	43	—	43
Other securities	—	43	—	43
Total Available-for-Sale securities	1,173	34,540	673	36,386
Investments at net asset value (“NAV”)				9	(1)
Trading and other securities	184	16	—	200
Separate account assets at NAV				71,722	(1)
Investments and cash equivalents segregated for regulatory purposes	746	—	—	746
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	47	47
Other assets:
Interest rate derivative contracts	15	362	—	377
Equity derivative contracts	137	2,525	—	2,662
Credit derivative contracts	—	76	—	76
Foreign exchange derivative contracts	1	96	—	97
Total other assets	153	3,059	—	3,212
Total assets at fair value	$3,625	$41,208	$720	$117,284

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	689	689
GMWB and GMAB embedded derivatives	—	—	932	932	(2)
Structured variable annuity embedded derivatives	—	—	(513)	(513)	(3)
Total policyholder account balances, future policy benefits and claims	—	3	1,151	1,154	(4)
Customer deposits	—	2	—	2
Other liabilities:
Interest rate derivative contracts	3	582	—	585
Equity derivative contracts	155	2,360	—	2,515
Credit derivative contracts	—	3	—	3
Foreign exchange derivative contracts	2	22	—	24
Other	180	7	63	250
Total other liabilities	340	2,974	63	3,377
Total liabilities at fair value	$340	$2,979	$1,214	$4,533

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,341	$3,478	$—	$5,819
Available-for-Sale securities:
Corporate debt securities	—	9,430	502	9,932
Residential mortgage backed securities	—	10,944	—	10,944
Commercial mortgage backed securities	—	4,951	35	4,986
Asset backed securities	—	3,647	7	3,654
State and municipal obligations	—	1,092	—	1,092
U.S. government and agency obligations	1,301	—	—	1,301
Foreign government bonds and obligations	—	92	—	92
Other securities	—	49	—	49
Total Available-for-Sale securities	1,301	30,205	544	32,050
Investments at NAV				11	(1)
Trading and other securities	217	25	—	242
Separate account assets at NAV				97,491	(1)
Investments and cash equivalents segregated for regulatory purposes	600	—	—	600
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	1	1,251	—	1,252
Equity derivative contracts	158	4,135	—	4,293
Credit derivative contracts	—	9	—	9
Foreign exchange derivative contracts	1	19	—	20
Total other assets	160	5,414	—	5,574
Total assets at fair value	$4,619	$39,122	$603	$141,846

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$5	$56	$61
IUL embedded derivatives	—	—	905	905
GMWB and GMAB embedded derivatives	—	—	1,486	1,486	(5)
Structured variable annuity embedded derivatives	—	—	406	406
Total policyholder account balances, future policy benefits and claims	—	5	2,853	2,858	(6)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	1	467	—	468
Equity derivative contracts	101	3,653	—	3,754
Foreign exchange derivative contracts	1	—	—	1
Other	212	4	61	277
Total other liabilities	315	4,124	61	4,500
Total liabilities at fair value	$315	$4,133	$2,914	$7,362
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.2 billion of individual contracts in a liability position and $224 million of individual contracts in an asset position (recorded as a contra liability) as of September 30, 2022.
(3) The fair value of the structured variable annuity embedded derivatives was a net asset as of September 30, 2022 and the amount is presented as a contra liability.
(4) The Company’s adjustment for nonperformance risk resulted in a $778 million cumulative decrease to the embedded derivatives as of September 30, 2022.

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
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total	Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2022	$458	$139	$21	$618	$49
Total gains (losses) included in:
Net income	—	—	—	—	(2)
Other comprehensive income (loss)	(13)	(4)	—	(17)	—
Purchases	16	250	17	283	—
Settlements	(58)	—	—	(58)	—
Transfers out of Level 3	—	(139)	(14)	(153)	—
Balance at September 30, 2022	$403	$246	$24	$673	$47

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2022	$(13)	$(4)	$—	$(17)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2022	$45		$719		$1,006		$(362)	(5)	$1,408	$61
Total (gains) losses included in:
Net income	(1)	(2)	(22)	(2)	(152)	(3)	(173)	(3)	(348)	—
Other comprehensive income (loss)	—		—		—		—		—	(2)
Issues	—		18		89		19		126	12
Settlements	(1)		(26)		(11)		3		(35)	(8)
Balance at September 30, 2022	$43		$689		$932		$(513)	(5)	$1,151	$63

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2022	$—		$(22)	(2)	$(146)	(3)	$(173)	(3)	$(341)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2021	$391	$6	$397		$—
Total gains (losses) included in:
Net income	(1)	1	—	(1)	—
Other comprehensive income (loss)	(3)	—	(3)		—
Purchases	9	—	9		—
Sales	—	(1)	(1)		—
Issues	—	—	—		57
Settlements	(44)	(1)	(45)		(1)
Transfers into Level 3	168	2	170		—
Balance at September 30, 2021	$520	$7	$527		$56

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2021	$(4)	$—	$(4)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2021	54		$928		$1,373		$214		$2,569	$44
Total (gains) losses included in:
Net income	1	(2)	14	(2)	(69)	(3)	17	(3)	(37)	(5)	(4)
Issues	—		—		95		(7)		88	5
Settlements	(1)		(25)		37		(7)		4	(4)
Balance at September 30, 2021	$54		$917		$1,436		$217		$2,624	$40

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2021	$—		$14	(2)	$(60)	(3)	$—		$(46)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$502	$—	$35	$7	$544		$59
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(10)
Other comprehensive income (loss)	(46)	(4)	—	—	(50)		—
Purchases	39	389	112	31	571		—
Settlements	(91)	—	—	—	(91)		(2)
Transfers out of Level 3	—	(139)	(147)	(14)	(300)		—
Balance at September 30, 2022	$403	$246	$—	$24	$673		$47

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2022	$(1)	$—	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2022	$(45)	$(4)	$—	$—	$(49)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$1,486		$406		$2,853	$61
Total (gains) losses included in:
Net income	(10)	(2)	(162)	(2)	(727)	(3)	(939)	(3)	(1,838)	—
Other comprehensive income (loss)	—		—		—		—		—	(5)
Issues	—		26		260		37		323	26
Settlements	(3)		(80)		(87)		(17)		(187)	(19)
Balance at September 30, 2022	$43		$689		$932		$(513)	(5)	$1,151	$63

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2022	$—		$(162)	(2)	$(709)	(3)	$(939)	(3)	$(1,810)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2021	$772	$9	$32	$813		$—
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	—
Other comprehensive income (loss)	(6)	—	—	(6)		—
Purchases	76	78	—	154		—
Sales	—	—	(1)	(1)		—
Issues	—	—	—	—		57
Settlements	(73)	—	(2)	(75)		(1)
Transfers into Level 3	168	—	2	170		—
Transfers out of Level 3	(416)	(87)	(24)	(527)		—
Balance at September 30, 2021	$520	$—	$7	$527		$56

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2021	$—	$—	$(1)	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2021	$(4)	$—	$—	$(4)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2021	$49		$935		$2,316		$70		$3,370	$43
Total (gains) losses included in:
Net income	7	(2)	51	(2)	(1,273)	(3)	192	(3)	(1,023)	(4)	(4)
Issues	—		4		274		(22)		256	11
Settlements	(2)		(73)		119		(23)		21	(10)
Balance at September 30, 2021	$54		$917		$1,436		$217		$2,624	$40

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2021	$—		$51	(2)	$(1,236)	(3)	$—		$(1,185)	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of both June 30, 2022 and September 30, 2022 and the amounts are presented as contra liabilities.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(37) million and $1 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2022 and 2021, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $182 million and $(138) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2022 and 2021, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$403		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	3.6%	1.5%
Asset backed securities	$2		Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
				Annual long-term default rate (2)	3.5%			3.5%
				Discount rate	17.0%			17.0%
				Constant prepayment rate	10.0%			10.0%
				Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$47		Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$689		Discounted cash flow	Nonperformance risk (3)	125 bps			125 bps
Fixed deferred indexed annuity embedded derivatives	$43		Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
				Nonperformance risk (3)	125 bps			125 bps
GMWB and GMAB embedded derivatives	$932		Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.9%
				Surrender rate (4)	0.1%	–	55.7%	3.4%
				Market volatility (7) (8)	5.0%	–	17.5%	12.1%
				Nonperformance risk (3)	125 bps			125 bps
Structured variable annuity embedded derivatives	$(513)	(10)	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
				Nonperformance risk (3)	125 bps			125 bps
Contingent consideration liabilities	$63		Discounted cash flow	Discount rate (9)	0.0%	–	0.0%	0.0%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$502	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	2.4%	1.1%
Asset backed securities	$2	Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	12.0%			12.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$905	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$56	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$1,486	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	55.7%	3.6%
			Market volatility (7) (8)	4.3%	–	16.8%	10.8%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$406	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
Contingent consideration liabilities	$61	Discounted cash flow	Discount rate (9)	0.0%	–	0.0%	0.0%
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
(3) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives. During the third quarter of 2022, the Company changed to using a U.S. Treasury curve as its observable discount rate curve reflecting the evolution of LIBOR discontinuation as an observable reference rate used by market participants.
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
(10) The fair value of the structured variable annuity embedded derivatives was a net asset as of September 30, 2022 and the amount is presented as a contra liability.
Level 3 measurements not included in the tables above are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2022 and December 31, 2021. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2022 and December 31, 2021. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $63 million and $93 million as of September 30, 2022 and December 31, 2021, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,986	$—	$66	$1,724	$1,790
Policy loans	838	—	838	—	838
Receivables	10,533	177	1,893	7,085	9,155
Restricted and segregated cash	1,597	1,597	—	—	1,597
Other investments and assets	363	—	310	49	359

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,041	$—	$—	$12,048	$12,048
Investment certificate reserves	6,200	—	—	6,151	6,151
Banking and brokerage deposits	21,939	21,939	—	—	21,939
Separate account liabilities — investment contracts	3,833	—	3,833	—	3,833
Debt and other liabilities	3,237	230	2,892	7	3,129

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,953	$—	$49	$1,990	$2,039
Policy loans	835	—	835	—	835
Receivables	10,509	135	1,669	9,404	11,208
Restricted and segregated cash	2,195	2,195	—	—	2,195
Other investments and assets	368	—	319	49	368

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,342	$—	$—	$13,264	$13,264
Investment certificate reserves	5,297	—	—	5,290	5,290
Banking and brokerage deposits	14,931	14,931	—	—	14,931
Separate account liabilities — investment contracts	5,657	—	5,657	—	5,657
Debt and other liabilities	3,214	206	3,129	9	3,344
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,989	$—	$2,989	$(2,391)	$(554)	$(7)	$37
OTC cleared	105	—	105	(105)	—	—	—
Exchange-traded	118	—	118	(79)	—	—	39
Total derivatives	3,212	—	3,212	(2,575)	(554)	(7)	76
Securities borrowed	177	—	177	(40)	—	(132)	5
Total	$3,389	$—	$3,389	$(2,615)	$(554)	$(139)	$81

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,387	$—	$5,387	$(3,613)	$(1,637)	$(114)	$23
OTC cleared	88	—	88	(41)	—	—	47
Exchange-traded	99	—	99	(91)	—	—	8
Total derivatives	5,574	—	5,574	(3,745)	(1,637)	(114)	78
Securities borrowed	135	—	135	(41)	—	(91)	3
Total	$5,709	$—	$5,709	$(3,786)	$(1,637)	$(205)	$81
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,836	$—	$2,836	$(2,391)	$(93)	$(323)	$29
OTC cleared	201	—	201	(105)	—	—	96
Exchange-traded	90	—	90	(79)	—	(9)	2
Total derivatives	3,127	—	3,127	(2,575)	(93)	(332)	127
Securities loaned	230	—	230	(40)	—	(182)	8
Total	$3,357	$—	$3,357	$(2,615)	$(93)	$(514)	$135

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,091	$—	$4,091	$(3,613)	$(183)	$(292)	$3
OTC cleared	41	—	41	(41)	—	—	—
Exchange-traded	91	—	91	(91)	—	—	—
Total derivatives	4,223	—	4,223	(3,745)	(183)	(292)	3
Securities loaned	207	—	207	(41)	—	(160)	6
Total	$4,430	$—	$4,430	$(3,786)	$(183)	$(452)	$9
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2022			December 31, 2021
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Equity contracts - cash flow hedges	$9	$—	$1	$19	$—	$—
Foreign exchange contracts – net investment hedges	85	6	—	58	—	—
Total qualifying hedges	94	6	1	77	—	—

Derivatives not designated as hedging instruments
Interest rate contracts	95,697	377	585	79,468	1,252	468
Equity contracts	68,520	2,662	2,514	61,142	4,293	3,754
Credit contracts	1,740	76	3	1,748	9	—
Foreign exchange contracts	2,748	91	24	2,380	20	1
Total non-designated hedges	168,705	3,206	3,126	144,738	5,574	4,223

Embedded derivatives
GMWB and GMAB (4)	N/A	—	932	N/A	—	1,486
IUL	N/A	—	689	N/A	—	905
Fixed deferred indexed annuities and deposit receivables	N/A	47	46	N/A	59	61
Structured variable annuities (5)	N/A	—	(513)	N/A	—	406
SMC	N/A	—	2	N/A	—	4
Total embedded derivatives	N/A	47	1,156	N/A	59	2,862
Total derivatives	$168,799	$3,259	$4,283	$144,815	$5,633	$7,085
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.6 billion and $3.2 billion as of September 30, 2022 and December 31, 2021, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2022 included $1.2 billion of individual contracts in a liability position and $224 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2021 included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of September 30, 2022 and the amount is presented as a contra liability.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2022 and December 31, 2021, investment securities with a fair value of $7 million and $123 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $7 million and $123 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2022 and December 31, 2021, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both September 30, 2022 and December 31, 2021, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2022
Interest rate contracts	$—	$—	$—	$—	$(753)	$—	$—
Equity contracts	3	(1)	(41)	(23)	341	—	(5)
Credit contracts	—	—	1	—	92	—	—
Foreign exchange contracts	1	—	—	—	112	—	(8)
GMWB and GMAB embedded derivatives	—	—	—	—	71	—	—
IUL embedded derivatives	—	—	—	48	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	173	—	—
SMC embedded derivatives	—	1	—	—	—	—	—
Total gain (loss)	$4	$—	$(40)	$25	$36	$—	$(13)

Three Months Ended September 30, 2021
Interest rate contracts	$—	$—	$—	$—	$(171)	$—	$—
Equity contracts	—	—	(13)	—	1	—	(1)
Credit contracts	—	—	—	—	2	—	—
Foreign exchange contracts	(23)	—	—	—	—	—	—
GMWB and GMAB embedded derivatives	—	—	—	—	(64)	—	—
IUL embedded derivatives	—	—	—	11	—	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	1	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(17)	—	—
Total gain (loss)	$(23)	$—	$(13)	$12	$(249)	$—	$(1)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Nine Months Ended September 30, 2022
Interest rate contracts	$1	$—	$(3)	$—	$(2,815)	$(1)	$—
Equity contracts	10	(1)	(224)	(135)	1,066	—	(29)
Credit contracts	—	—	(2)	—	288	—	—
Foreign exchange contracts	2	—	—	—	219	—	(13)
GMWB and GMAB embedded derivatives	—	—	—	—	551	—	—
IUL embedded derivatives	—	—	—	242	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	3	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	939	—	—
SMC embedded derivatives	—	1	—	—	—	—	—
Total gain (loss)	$13	$—	$(229)	$110	$248	$(1)	$(42)

Nine Months Ended September 30, 2021
Interest rate contracts	$(23)	$—	$(1)	$—	$(1,125)	$—	$—
Equity contracts	—	1	67	55	(613)	—	11
Credit contracts	—	—	1	—	41	—	—
Foreign exchange contracts	(17)	—	—	—	6	—	(2)
GMWB and GMAB embedded derivatives	—	—	—	—	879	—	—
IUL embedded derivatives	—	—	—	22	—	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(7)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(192)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—	—
Total gain (loss)	$(40)	$—	$67	$70	$(1,004)	$—	$9
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2022:

	Premiums Payable	Premiums Receivable
	(in millions)
2022 (1)	$37	$62
2023	50	43
2024	130	23
2025	118	20
2026	249	88
2027 - 2029	77	—
Total	$661	$236
(1) 2022 amounts represent the amounts payable and receivable for the period from October 1, 2022 to December 31, 2022.
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
For the three and nine months ended September 30, 2022 and 2021, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of September 30, 2022 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is $1 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 13 years and relates to forecasted debt interest payments. See Note 14 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended September 30, 2022 and 2021, the Company recognized a gain of $8 million and a gain of $0.7 million, respectively, in OCI. For the nine months ended September 30, 2022 and 2021, the Company recognized a gain of $22 million and a loss of $0.2 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2022 and December 31, 2021, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $364 million and $383 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2022 and December 31, 2021 was $342 million and $383 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2022 and December 31, 2021 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $22 million and nil, respectively.
14.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2022			2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(1,435)	$321	$(1,114)	$(79)	$21	$(58)
Reclassification of net (gains) losses on securities included in net income (2)	86	(18)	68	(502)	105	(397)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	219	(46)	173	147	(31)	116
Net unrealized gains (losses) on securities	(1,130)	257	(873)	(434)	95	(339)
Defined benefit plans:
Net gain (loss) arising during the period	1	—	1	—	—	—
Defined benefit plans	1	—	1	—	—	—
Foreign currency translation	(160)	33	(127)	(28)	6	(22)
Total other comprehensive income (loss)	$(1,289)	$290	$(999)	$(462)	$101	$(361)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2022			2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(4,467)	$996	$(3,471)	$(433)	$108	$(325)
Reclassification of net (gains) losses on securities included in net income (2)	81	(17)	64	(553)	116	(437)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	1,145	(240)	905	284	(60)	224
Net unrealized gains (losses) on securities	(3,241)	739	(2,502)	(702)	164	(538)
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	(1)	—	(1)	—	—	—
Net unrealized gains (losses) on derivatives	(1)	—	(1)	—	—	—
Defined benefit plans:
Net gains (losses)	1	—	1	37	(8)	29
Defined benefit plans	1	—	1	37	(8)	29
Foreign currency translation	(373)	78	(295)	(27)	6	(21)
Total other comprehensive income (loss)	$(3,614)	$817	$(2,797)	$(692)	$162	$(530)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at July 1, 2022	$(1,311)	$3	$(151)	$(335)	$(1)	$(1,795)
OCI before reclassifications	(941)	—	1	(127)	—	(1,067)
Amounts reclassified from AOCI	68	—	—	—	—	68
Total OCI	(873)	—	1	(127)	—	(999)
Balance at September 30, 2022	$(2,184)	$3	$(150)	$(462)	$(1)	$(2,794)

Balance at July 1, 2021	$784	$5	$(175)	$(153)	$(1)	$460
OCI before reclassifications	58	—	—	(22)	—	36
Amounts reclassified from AOCI	(397)	—	—	—	—	(397)
Total OCI	(339)	—	—	(22)	—	(361)
Balance at September 30, 2021	$445	$5	$(175)	$(175)	$(1)	$99

Balance at January 1, 2022	$318	$4	$(151)	$(167)	$(1)	$3
OCI before reclassifications	(2,566)	(1)	1	(295)	—	(2,861)
Amounts reclassified from AOCI	64	—	—	—	—	64
Total OCI	(2,502)	(1)	1	(295)	—	(2,797)
Balance at September 30, 2022	$(2,184)	$3	$(150)	$(462)	$(1)	$(2,794)

Balance at January 1, 2021	$983	$5	$(204)	$(154)	$(1)	$629
OCI before reclassifications	(101)	—	29	(21)	—	(93)
Amounts reclassified from AOCI	(437)	—	—	—	—	(437)
Total OCI	(538)	—	29	(21)	—	(530)
Balance at September 30, 2021	$445	$5	$(175)	$(175)	$(1)	$99
For the nine months ended September 30, 2022 and 2021, the Company repurchased a total of 5.0 million shares and 5.5 million shares, respectively, of its common stock for an aggregate cost of $1.4 billion and $1.3 billion, respectively. In August 2020, the Company’s Board of Directors authorized a repurchase of up to $2.5 billion for the repurchase of shares of the Company’s common stock through September 30, 2022, which was exhausted in the second quarter of 2022. In January 2022, the Company’s Board of Directors authorized an additional $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024. As of September 30, 2022, the Company had $2.1 billion remaining under the share repurchase authorization.
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
For the nine months ended September 30, 2022 and 2021, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $99 million and $69 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2022 and 2021, the Company reacquired 0.3 million shares and 0.9 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $87 million and $209 million, respectively.
During the nine months ended September 30, 2022 and 2021, the Company reissued 0.7 million and 0.4 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
15.  Income Taxes
The Company’s effective tax rate was 20.0% and 18.8% for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 19.4% and 17.1% for the nine months ended September 30, 2022 and 2021, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The effective tax rate for the three months ended September 30, 2022 was lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits and the dividends received deduction, partially offset by state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2022 was lower than the statutory tax rate as a result of tax preferred items including incentive compensation and low income housing tax credits, partially offset by state income taxes, net of federal benefit.
The effective tax rate for the three months ended September 30, 2021 was lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits, partially offset by state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2021 was lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits, incentive compensation and the dividends received deduction, partially offset by state income taxes, net of federal benefit.
The higher effective tax rate for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily the result of an increase in state income taxes, net of federal benefit. The higher effective tax rate for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily the result of decreases in low income housing tax credits and foreign taxes, and an increase in state income taxes, net of federal benefit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $12 million, net of federal benefit, which will expire beginning December 31, 2022 and foreign net operating losses of $31 million.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of September 30, 2022, management believes it is more likely than not that the Company will not realize certain state net operating losses of $11 million, state deferred tax assets of $3 million and foreign net operating losses of $14 million; therefore, a valuation allowance has been established. The valuation allowance was $28 million and $32 million as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the Company had $137 million and $125 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $105 million and $95 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2022 and December 31, 2021, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by $40 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net increase of $2 million in interest and penalties for the three and nine months ended September 30, 2022, respectively. The Company recognized nil and a net decrease of $1 million in interest and penalties for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had a payable of $12 million and $10 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both September 30, 2022 and December 31, 2021, the estimated liability was $12 million. As of both September 30, 2022 and December 31, 2021, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
17.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Numerator:
Net income	$548	$1,031	$2,065	$2,059

Denominator:
Basic: Weighted-average common shares outstanding	110.5	116.4	112.1	118.2
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.2	2.8	2.3	2.7
Diluted: Weighted-average common shares outstanding	112.7	119.2	114.4	120.9

Earnings per share:
Basic	$4.96	$8.86	$18.42	$17.42
Diluted	$4.86	$8.65	$18.05	$17.03
The calculation of diluted earnings per share excludes the incremental effect of nil and nil options for the three months ended September 30, 2022 and 2021, respectively, and 0.2 million and nil options for the nine months ended September 30, 2022 and 2021, respectively, due to their anti-dilutive effect.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2022	December 31, 2021
	(in millions)
Advice & Wealth Management	$32,078	$24,986
Asset Management	8,629	10,990
Retirement & Protection Solutions	95,017	119,469
Corporate & Other	17,630	20,534
Total assets	$153,354	$175,979

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,137	$2,048	$6,235	$5,907
Asset Management	823	915	2,721	2,622
Retirement & Protection Solutions	786	834	2,318	2,429
Corporate & Other	115	113	350	371
Elimination of segment revenues (1)(2)	(316)	(395)	(1,005)	(1,173)
Total segment adjusted operating net revenues	3,545	3,515	10,619	10,156
Net realized gains (losses)	(100)	14	(98)	81
Revenue attributable to consolidated investment entities	31	42	68	92
Market impact on non-traditional long-duration products, net	15	(1)	66	25
Mean reversion related impacts	—	—	(1)	1
Market impact of hedges on investments	—	(23)	—	(40)
Block transfer reinsurance transaction impacts	—	(644)	—	(644)
Total net revenues per consolidated statements of operations	$3,491	$2,903	$10,654	$9,671
1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2022 and 2021 in each segment as follows: Advice & Wealth Management ($202 million and $261 million, respectively); Asset Management ($14 million and $12 million, respectively); Retirement & Protection Solutions ($101 million and $122 million, respectively); and Corporate & Other ($(1) million and nil, respectively).
(2) Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2022 and 2021 in each segment as follows: Advice & Wealth Management ($651 million and $777 million, respectively); Asset Management ($37 million and $39 million, respectively); Retirement & Protection Solutions ($318 million and $356 million, respectively); and Corporate & Other ($(1) million and $1 million, respectively).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$595	$459	$1,527	$1,271
Asset Management	191	285	698	766
Retirement & Protection Solutions	31	187	401	552
Corporate & Other	(79)	(81)	(208)	(179)
Total segment adjusted operating earnings	738	850	2,418	2,410
Net realized gains (losses)	(92)	12	(90)	78
Net income (loss) attributable to consolidated investment entities	(3)	2	(2)	(1)
Market impact on non-traditional long-duration products, net	132	(94)	571	(577)
Mean reversion related impacts	(79)	9	(299)	107
Market impact of hedges on investments	—	(23)	—	(40)
Block transfer reinsurance transaction impacts	—	521	—	521
Integration and restructuring charges	(11)	(7)	(35)	(14)
Pretax income per consolidated statements of operations	$685	$1,270	$2,563	$2,484

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
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.1 trillion in assets under management and administration as of September 30, 2022. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets, the values of liabilities for guaranteed benefits associated with our variable annuities and the values of derivatives held to hedge these benefits and the “spread” income generated on our deposit products, fixed insurance, the fixed portion of variable annuities and variable insurance contracts and fixed deferred annuities. We have been operating in a historically low interest rate environment but have recently experienced a substantial increase in rates with uncertainty about where rates will go in the future. A higher (lower) interest rate environment may result in decreases (increases) to our reserves and changes in various rate assumptions we use to amortize DAC and DSIC, which may impact our adjusted operating earnings after tax. For additional discussion on our interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and the information set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.”
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

AMERIPRISE FINANCIAL, INC.
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

AMERIPRISE FINANCIAL, INC.
The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income (loss)	$548	$1,031	$4.86	$8.65
Less: Net realized investment gains (losses) (1)	(92)	12	(0.82)	0.10
Add: Market impact on non-traditional long-duration products (1)	(132)	94	(1.18)	0.79
Add: Mean reversion related impacts (1)	79	(9)	0.70	(0.08)
Add: Market impact of hedges on investments (1)	—	23	—	0.19
Less: Block transfer reinsurance transaction impacts (1)	—	521	—	4.37
Add: Integration/restructuring charges (1)	11	7	0.10	0.06
Less: Net income (loss) attributable to CIEs	(3)	2	(0.03)	0.02
Tax effect of adjustments (2)	(10)	88	(0.09)	0.74
Adjusted operating earnings	$591	$699	$5.24	$5.86

Weighted average common shares outstanding:
Basic	110.5	116.4
Diluted	112.7	119.2

			Per Diluted Share
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income (loss)	$2,065	$2,059	$18.05	$17.03
Less: Net realized investment gains (losses) (1)	(90)	78	(0.79)	0.65
Add: Market impact on non-traditional long-duration products (1)	(571)	577	(5.00)	4.78
Add: Mean reversion related impacts (1)	299	(107)	2.61	(0.89)
Add: Market impact of hedges on investments (1)	—	40	—	0.33
Less: Block transfer reinsurance transaction impacts (1)	—	521	—	4.31
Add: Integration/restructuring charges (1)	35	14	0.31	0.12
Less: Net income (loss) attributable to CIEs	(2)	(1)	(0.02)	(0.01)
Tax effect of adjustments (2)	31	16	0.27	0.13
Adjusted operating earnings	$1,951	$2,001	$17.05	$16.55

Weighted average common shares outstanding:
Basic	112.1	118.2
Diluted	114.4	120.9
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended September 30,
	2022	2021
	(in millions)
Net income	$2,766	$2,236
Less: Adjustments (1)	92	(324)
Adjusted operating earnings	2,674	2,560

Total Ameriprise Financial, Inc. shareholders’ equity	4,793	5,766
Less: AOCI, net of tax	(1,076)	404
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,869	5,362
Less: Equity impacts attributable to CIEs	1	3
Adjusted operating equity	$5,868	$5,359

Return on equity, excluding AOCI	47.1%	41.7%
Adjusted operating return on equity, excluding AOCI (2)	45.6%	47.8%
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
Economic Environment
Global equity market conditions could materially affect our results of operations and financial condition. The following table presents relevant market indices:

	Three months ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
S&P 500
Daily average	3,983	4,425	(10)%	4,185	4,158	1%
Period end	3,586	4,308	(17)%	3,586	4,308	(17)%
Weighted Equity Index (“WEI”) (1)
Daily average	2,606	2,983	(13)%	2,754	2,836	(3)%
Period end	2,347	2,909	(19)%	2,347	2,909	(19)%
(1) Weighted Equity Index is an Ameriprise calculated proxy for equity market movements calculated using a weighted average of the S&P 500, Russell 2000, Russell Midcap and MSCI EAFE indices based on North America distributed equity assets.
See our segment results of operations discussion below for additional information on how changes in the economic environment have and may continue to impact our results. For further information regarding the impact of the economic environment on our results of operations and financial condition, and potentially material effects, see Part 1 - Item 1A “Risk Factors” of our 2021 10-K.

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
The following table presents detail regarding our AUM and AUA:

	September 30,		Change
	2022	2021
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$382.4	$431.8	$(49.4)	(11)%
Asset Management AUM	546.5	583.4	(36.9)	(6)
Corporate AUM	0.2	0.1	0.1	NM
Eliminations	(35.6)	(42.0)	6.4	15
Total Assets Under Management	893.5	973.3	(79.8)	(8)
Total Assets Under Administration	208.0	233.0	(25.0)	(11)
Total AUM and AUA	$1,101.5	$1,206.3	$(104.8)	(9)%
NM Not Meaningful.
Total AUM decreased $79.8 billion, or 8%, to $893.5 billion as of September 30, 2022 compared to $973.3 billion as of September 30, 2021 due to a $49.4 billion decrease in Advice & Wealth Management AUM driven by equity market depreciation, partially offset by wrap account net inflows, and a $36.9 billion decrease in Asset Management AUM driven by equity and bond market depreciation and an unfavorable foreign currency translation, partially offset by the acquisition of the BMO Global Asset Management (EMEA) business. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended September 30, 2022 and 2021
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$2,172	$2,367	$(195)	(8)%
Distribution fees	506	458	48	10
Net investment income	349	773	(424)	(55)
Premiums, policy and contract charges	361	(805)	1,166	NM
Other revenues	118	113	5	4
Total revenues	3,506	2,906	600	21
Banking and deposit interest expense	15	3	12	NM
Total net revenues	3,491	2,903	588	20
Expenses
Distribution expenses	1,195	1,285	(90)	(7)
Interest credited to fixed accounts	157	172	(15)	(9)
Benefits, claims, losses and settlement expenses	370	(719)	1,089	NM
Amortization of deferred acquisition costs	107	9	98	NM
Interest and debt expense	52	64	(12)	(19)
General and administrative expense	925	822	103	13
Total expenses	2,806	1,633	1,173	72
Pretax income	685	1,270	(585)	(46)
Income tax provision	137	239	(102)	(43)
Net income	$548	$1,031	$(483)	(47)%
NM Not Meaningful.
Overall
Pretax income decreased $585 million, or 46%, for the three months ended September 30, 2022 compared to the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The prior year impact of the block transfer reinsurance transaction resulted in $521 million of pretax income for the three months ended September 30, 2021 primarily reflecting the net realized gains on the investments sold to the reinsurer.
•The unfavorable impact of unlocking was $161 million for the three months ended September 30, 2022 compared to a favorable impact of $17 million for the prior year period.
•An unfavorable impact from lower average equity markets for the three months ended September 30, 2022 compared to the prior year period.
•Net realized investment losses of $87 million for the three months ended September 30, 2022 compared to net realized gains of $12 million for the prior year period primarily due to the repositioning of a portion of our fixed maturity bond portfolio in response to recent market conditions.
•The mean reversion related impact was an expense of $79 million for the three months ended September 30, 2022 compared to a benefit of $9 million for the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was a benefit of $132 million for the three months ended September 30, 2022 compared to an expense of $94 million for the prior year period.
•A favorable impact from the continued increase in short-term interest rates.

AMERIPRISE FINANCIAL, INC.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Pretax Increase (Decrease)	2022	2021
	(in millions)
Distribution fees	$—	$2
Premiums, policy and contract charges	1	17
Total revenues	1	19

Benefits, claims, losses and settlement expenses:
LTC unlocking	—	3
Unlocking impact, excluding LTC	170	59
Total benefits, claims, losses and settlement expenses	170	62
Amortization of DAC	(8)	(60)
Total expenses	162	2
Pretax income (1)	$(161)	$17
(1) Includes an $8 million net benefit and $25 million net benefit related to the market impact on variable annuity guaranteed benefits for the three months ended September 30, 2022 and 2021, respectively, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking and LTC loss recognition.
The primary drivers of the year-over-year unlocking impact excluding LTC include the following items:
•Mortality assumption on variable annuities with living benefit guarantees resulted in a higher expense in the third quarter of 2022 compared to the prior year period.
•Equity market volatility and correlation assumptions on variable annuities resulted in an unfavorable impact in the third quarter of 2022 compared to a favorable impact in the prior year period.
Net Revenues
Management and financial advice fees decreased $195 million, or 8%, for the three months ended September 30, 2022 compared to the prior year period reflecting lower average equity markets and an unfavorable foreign exchange impact, partially offset by revenue associated with the acquisition of the BMO Global Asset Management (EMEA) business and continued wrap account net inflows.
Distribution fees increased $48 million, or 10%, for the three months ended September 30, 2022 compared to the prior year period due to higher fees on off-balance sheet brokerage cash due to an increase in short-term interest rates, partially offset by lower average equity markets and continued decreasing transactional activity.
Net investment income decreased $424 million, or 55%, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting the following items:
•Net realized investment losses of $87 million for the three months ended September 30, 2022 compared to net realized investment gains of $546 million for the prior year period. Net realized investment losses for three months ended September 30, 2022 were primarily driven by impairments on securities we intend to sell as we repositioned a portion of our fixed maturity bond portfolio in response to recent market conditions and credit losses on corporate debt securities. Net realized investment gains for the three months ended September 30, 2021 included net realized gains of $502 million on Available-for-Sale securities and a $42 million net gain related to commercial mortgage loans primarily due to the sale of securities and loans to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction that closed in the third quarter 2021.
•The favorable impact of the recent trend in rising interest rates on the investment portfolio yield.
•The favorable impact of higher average invested assets.
Premiums, policy and contract charges increased $1.2 billion for the three months ended September 30, 2022 compared to the prior year period primarily reflecting ceded premiums of $1.2 billion associated with the reinsurance transaction for the life contingent immediate annuity policies in the year ago period.
Expenses
Distribution expenses decreased $90 million, or 7%, for the three months ended September 30, 2022 compared to the prior year period primarily due to lower average equity markets and decreased transactional activity.
Interest credited to fixed accounts decreased $15 million, or 9%, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting the following items:
•A $4 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $6 million for the three months ended September 30, 2022 compared to an unfavorable impact of $2 million for the prior year period.

AMERIPRISE FINANCIAL, INC.
•A $13 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $6 million for the three months ended September 30, 2022 compared to an expense of $7 million for the prior year period. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected lower option costs due to a higher discount rate.
Benefits, claims, losses and settlement expenses increased $1.1 billion for the three months ended September 30, 2022 compared to the prior year period primarily reflecting the following items:
•A $1.2 billion decrease in expense associated with the reinsurance transaction for life contingent immediate annuity policies in the prior year period.
•A $62 million increase in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.
•A $298 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $339 million change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $41 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended September 30, 2022 compared to an expense for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended September 30, 2022 compared to a benefit for the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended September 30, 2022 compared to a benefit for the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net benefit for the three months ended September 30, 2022 compared to a net expense for the prior year period.
•The impact of unlocking excluding LTC was an expense of $170 million for the three months ended September 30, 2022 compared to an expense of $59 million for the prior year period.
•The annual review of LTC future policy benefit reserve in the third quarter of 2022 resulted in unlocking of nil compared to unlocking of $3 million in the prior year period.
•The mean reversion related impact was an expense of $50 million for the three months ended September 30, 2022 compared to a benefit of $6 million for the prior year period.
Amortization of DAC increased $98 million, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting the following items:
•The impact of unlocking in the third quarter of 2022 was a benefit of $8 million compared to a benefit of $60 million in the prior year period.
•The DAC offset to the market impact on non-traditional long-duration products was an expense of $37 million for the three months ended September 30, 2022 compared to a benefit of $2 million for the prior year period.
•The mean reversion related impact was an expense of $29 million for the three months ended September 30, 2022 compared to a benefit of $3 million for the prior year period.
•A decrease in amortization reflecting lower than expected client exit rates.
Interest and debt expense decreased $12 million, or 19%, for the three months ended September 30, 2022 compared to the prior year period primarily due to a decrease in interest expense of CIEs.
General and administrative expense increased $103 million, or 13%, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business, partially offset by a favorable foreign exchange impact on expenses.
Income Taxes
Our effective tax rate was 20.0% for the three months ended September 30, 2022 compared to 18.8% for the prior year period. The higher effective tax rate for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily the result of an increase in state taxes, net of federal benefit. See Note 15 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.
Results of Operations by Segment for the Three Months Ended September 30, 2022 and 2021
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 18 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
 The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2022	2021
	(in millions)
Advice & Wealth Management
Net revenues	$2,137	$2,048
Expenses	1,542	1,589
Adjusted operating earnings	$595	$459
Asset Management
Net revenues	$823	$915
Expenses	632	630
Adjusted operating earnings	$191	$285
Retirement & Protection Solutions
Net revenues	$786	$834
Expenses	755	647
Adjusted operating earnings	$31	$187
Corporate & Other
Net revenues	$115	$113
Expenses	194	194
Adjusted operating loss	$(79)	$(81)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Segment Pretax Operating Increase (Decrease)	2022		2021
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Distribution fees	$—	$—	$2	$—
Premiums, policy and contract charges	3	(2)	17	—
Total revenues	3	(2)	19	—

Benefits, claims, losses and settlement expenses
LTC unlocking and loss recognition	—	—	—	3
Unlocking impact, excluding LTC	180	(1)	89	—
Total benefits, claims, losses and settlement expenses	180	(1)	89	3
Amortization of DAC	(5)	(4)	(65)	—
Total expenses	175	(5)	24	3
Pretax income	$(172)	$3	$(5)	$(3)

AMERIPRISE FINANCIAL, INC.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2022	2021
	(in billions)
Beginning balance	$399.3	$430.0
Net flows	6.4	9.4
Market appreciation (depreciation) and other	(20.5)	(4.0)
Ending balance	$385.2	$435.4

Advisory wrap account assets ending balance (1)	$381.1	$430.5
Average advisory wrap account assets (2)	$407.8	$432.9
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended September 30, 2022 and 2021.
Ending wrap account assets decreased $14.1 billion, or 4%, to $385.2 billion during the three months ended September 30, 2022 due to market depreciation of $20.5 billion, partially offset by net inflows of $6.4 billion. Average advisory wrap account assets decreased $25.1 billion, or 6%, compared to the prior year period primarily reflecting market depreciation, partially offset by net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$1,297	$1,374	$(77)	(6)%
Distribution fees	579	561	18	3
Net investment income	219	62	157	NM
Other revenues	57	54	3	6
Total revenues	2,152	2,051	101	5
Banking and deposit interest expense	15	3	12	NM
Total net revenues	2,137	2,048	89	4
Expenses
Distribution expenses	1,149	1,238	(89)	(7)
Interest and debt expense	3	3	—	—
General and administrative expense	390	348	42	12
Total expenses	1,542	1,589	(47)	(3)
Adjusted operating earnings	$595	$459	$136	30%
NM Not Meaningful.
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $136 million, or 30%, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting the benefit from higher short-term interest rates and wrap account net inflows, partially offset by market depreciation. Pretax adjusted operating margin increased to 27.8% for the three months ended September 30, 2022 compared to 22.4% for the prior year period, reflecting the benefit of higher short-term interest rates. Client brokerage cash balances increased to $46.3 billion given the market volatility.
Ameriprise Bank, FSB is continuing its deposit growth trend, with cash sweep balances increasing $8.8 billion from the prior year period to $18.6 billion and brokerage client pledged asset lines of credit increasing $204 million from the prior year period to $612 million as of September 30, 2022. Profitability at the bank increased compared to the prior year period reflecting trend in deposit growth and increased interest rates.
Net Revenues
Management and financial advice fees decreased $77 million, or 6%, for the three months ended September 30, 2022 compared to the prior year period primarily due to the decrease in average wrap account assets. Average advisory wrap account assets decreased $25.1 billion, or 6%, compared to the prior year period reflecting market depreciation, partially offset by net inflows.

AMERIPRISE FINANCIAL, INC.
Distribution fees increased $18 million, or 3%, for the three months ended September 30, 2022 compared to the prior year period reflecting $95 million of higher fees on off-balance sheet brokerage cash primarily due to an increase in short-term interest rates, partially offset by continued decreasing transactional activity.
Net investment income, which excludes net realized investment gains or losses, increased $157 million for the three months ended September 30, 2022 compared to the prior year period primarily due to higher average invested assets due to increased bank deposits and the favorable impact of increasing short-term interest rates, including higher investment yields on the investment portfolio supporting the bank and certificate products.
Banking and deposit interest expense increased $12 million for the three months ended September 30, 2022 compared to the prior year period primarily due to increased average crediting rates on certificates.
Expenses
Distribution expenses decreased $89 million, or 7%, for the three months ended September 30, 2022 compared to the prior year period reflecting market depreciation and decreased transactional activity.
General and administrative expense increased $42 million, or 12%, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting higher volume related expenses in the current year period and lower staffing levels and limited travel and entertainment expenses in the prior year period.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds, including funds recently acquired through the BMO Global Asset Management (EMEA) acquisition, as of September 30, 2022:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted(1)	1 year	3 year	5 year	10 year
Equity	61%	83%	74%	87%
Fixed Income	38%	71%	62%	86%
Asset Allocation	56%	62%	68%	90%

4- or 5-star Morningstar rated funds(2)	Overall	3 year	5 year	10 year
Number of rated funds	130	102	91	100
Percent of rated assets	56%	51%	47%	60%
(1) Retail Fund performance rankings for each fund are measured on a consistent basis against the most appropriate peer group or index. Peer groupings of Columbia funds are defined by Lipper category and are based on the Primary Share Class (i.e. Institutional if available, otherwise Advisor or Instl3 share class), net of fees. Peer groupings of Threadneedle funds are defined by either IA or Morningstar index and are measured gross of fees.
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 104 Columbia funds rated (based on primary share class), 19 received a 5-star Overall Rating and 30 received a 4-star Overall Rating. Out of 155 Threadneedle funds rated (based on highest-rated share class), 24 received a 5-star Overall Rating and 57 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

AMERIPRISE FINANCIAL, INC.

The following table presents global managed assets by type:					Average (1)		Change
	As of September 30,		Change		Three Months Ended September 30,
	2022	2021			2022	2021
	(in billions)
Equity	$278.5	$332.7	$(54.2)	(16)%	$305.1	$340.8	$(35.7)	(10)%
Fixed income	194.6	198.7	(4.1)	(2)	214.3	200.1	14.2	7
Money market	21.3	5.8	15.5	NM	18.5	5.8	12.7	NM
Alternative	35.2	23.4	11.8	50	37.0	23.4	13.6	58
Hybrid and other	16.9	22.8	(5.9)	(26)	18.4	23.2	(4.8)	(21)
Total managed assets (2)	$546.5	$583.4	$(36.9)	(6)%	$593.3	$593.3	$—	—
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
The following table presents the changes in global managed assets:

	Three Months Ended September 30,
	2022	2021
	(in billions)
Global Retail Funds
Beginning assets	$323.0	$359.5
Inflows	11.7	16.4
Outflows	(17.6)	(15.5)
Net VP/VIT fund flows	(1.0)	(1.1)
Net new flows	(6.9)	(0.2)
Reinvested dividends	1.6	2.0
Net flows	(5.3)	1.8
Distributions	(1.9)	(2.1)
Market appreciation (depreciation) and other	(15.3)	(2.3)
Foreign currency translation (1)	(4.3)	(1.2)
Total ending assets	296.2	355.7

Global Institutional
Beginning assets	275.2	233.9
Inflows (2)	14.9	9.4
Outflows (2)	(12.0)	(7.3)
Net flows	2.9	2.1
Market appreciation (depreciation) and other (3)	(17.8)	(5.9)
Foreign currency translation (1)	(10.0)	(2.4)
Total ending assets	250.3	227.7
Total managed assets	$546.5	$583.4

Total net flows	$(2.4)	$3.9

Legacy insurance partners net flows (4)	$(1.0)	$(1.4)
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

AMERIPRISE FINANCIAL, INC.
Total segment AUM decreased $51.7 billion, or 9%, during the three months ended September 30, 2022 primarily due to equity and bond market depreciation and the negative impact of foreign currency translation. Net outflows were $2.4 billion in the third quarter of 2022, a $6.3 billion decrease compared to the prior year period. Global retail net outflows were $5.3 billion. Global institutional net inflows were $2.9 billion and included $1.0 billion of outflows from legacy insurance partners assets.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$723	$794	$(71)	(9)%
Distribution fees	96	120	(24)	(20)
Net investment income	2	1	1	NM
Other revenues	2	—	2	—
Total revenues	823	915	(92)	(10)
Banking and deposit interest expense	—	—	—	—
Total net revenues	823	915	(92)	(10)
Expenses
Distribution expenses	238	288	(50)	(17)
Amortization of deferred acquisition costs	2	3	(1)	(33)
Interest and debt expense	1	1	—	—
General and administrative expense	391	338	53	16
Total expenses	632	630	2	—
Adjusted operating earnings	$191	$285	$(94)	(33)%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $94 million, or 33%, for the three months ended September 30, 2022 compared to the prior year period primarily due to equity market depreciation, net outflows and an unfavorable foreign exchange impact, partially offset by the acquisition of the BMO Global Asset Management (EMEA) business.
Net Revenues
Management and financial advice fees decreased $71 million, or 9%, for the three months ended September 30, 2022 compared to the prior year period primarily due to lower average equity markets, the cumulative impact from net outflows and the impact of foreign exchange rates, partially offset by the acquired BMO Global Asset Management (EMEA) business.
Distribution fees decreased $24 million, or 20%, for the three months ended September 30, 2022 compared to the prior year period reflecting lower average equity markets and the cumulative impact from net outflows.
Expenses
Distribution expenses decreased $50 million, or 17%, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting lower average equity markets and the cumulative impact from net outflows.
General and administrative expense increased $53 million, or 16%, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business, partially offset by the cumulative impact from net outflows and the impact of foreign exchange rates.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$189	$239	$(50)	(21)%
Distribution fees	101	125	(24)	(19)
Net investment income	151	114	37	32
Premiums, policy and contract charges	342	353	(11)	(3)
Other revenues	3	3	—	—
Total revenues	786	834	(48)	(6)
Banking and deposit interest expense	—	—	—	—
Total net revenues	786	834	(48)	(6)
Expenses
Distribution expenses	103	134	(31)	(23)
Interest credited to fixed accounts	97	99	(2)	(2)
Benefits, claims, losses and settlement expenses	414	323	91	28
Amortization of deferred acquisition costs	49	5	44	NM
Interest and debt expense	10	9	1	11
General and administrative expense	82	77	5	6
Total expenses	755	647	108	17
Adjusted operating earnings	$31	$187	$(156)	(83)%
NM Not Meaningful.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts, net of hedges and the related DSIC and DAC amortization, unearned amortization and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts decreased $156 million, or 83%, for the three months ended September 30, 2022 compared to prior year period, primarily reflecting the impact of unlocking.
Variable annuity account balances decreased 20% to $71.3 billion as of September 30, 2022 compared to the prior year period due to market depreciation and net outflows of $2.0 billion. Variable annuity sales decreased 35% compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees. The risk profile of our in force block continues to improve, with account values with living benefit riders down to 58% as of September 30, 2022 compared to 62% a year ago. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
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
Net Revenues
Management and financial advice fees decreased $50 million, or 21%, for the three months ended September 30, 2022 compared to the prior year period primarily due to lower average equity markets and the cumulative impact from net outflows.
Distribution fees decreased $24 million, or 19%, for the three months ended September 30, 2022 compared to the prior year period reflecting lower average equity markets and the cumulative impact from net outflows.
Net investment income, which excludes net realized investment gains or losses, increased $37 million, or 32%, for the three months ended September 30, 2022 compared to the prior year period primarily due to higher average invested assets as well has higher interest rates.
Expenses
Distribution expenses decreased $31 million, or 23%, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting decreased variable annuity sales and market depreciation.

AMERIPRISE FINANCIAL, INC.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity contracts (net of hedges and the related DSIC amortization), mean reversion related impacts and the DSIC offset to net realized investment gains or losses, increased $91 million, or 28%, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting the impact of unlocking. The unlocking impact for the third quarter of 2022 was an expense of $180 million primarily reflecting continued lower surrender rates and updated mortality assumptions for variable annuities with living benefits compared to an expense of $89 million in the prior year period which was also driven by lower surrender rates.
Amortization of DAC, which excludes mean reversion related impacts, the DAC offset to the market impact on variable annuity contracts and IUL contracts and the DAC offset to net realized investment gains or losses, increased $44 million for the three months ended September 30, 2022 compared to the prior year period primarily reflecting the impact of unlocking due to lower surrender rates, partially offset by a lower level of normalized amortization. The unlocking impact for the third quarter of 2022 was a benefit of $5 million compared to a benefit of $65 million in the prior year period.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2022	2021
	(in millions)
Revenues
Net investment income	$35	$31	$4	13%
Premiums, policy and contract charges	25	26	(1)	(4)
Other revenues	57	56	1	2
Total revenues	117	113	4	4
Banking and deposit interest expense	2	—	2	—
Total net revenues	115	113	2	2
Expenses
Distribution expenses	(2)	(2)	—	—
Interest credited to fixed accounts	61	64	(3)	(5)
Benefits, claims, losses and settlement expenses	64	59	5	8
Amortization of deferred acquisition costs	(2)	1	(3)	NM
Interest and debt expense	17	16	1	6
General and administrative expense	56	56	—	—
Total expenses	194	194	—	—
Adjusted operating loss	$(79)	$(81)	$2	2%
NM Not Meaningful.
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $2 million for the three months ended September 30, 2022 compared to the prior year period.
LTC insurance had a pretax adjusted operating loss of $3 million for the three months ended September 30, 2022 compared to pretax adjusted operating loss of $1 million for the prior year period.
FA business had a pretax adjusted operating loss of $3 million for the three months ended September 30, 2022 compared to a pretax adjusted operating loss of $7 million. Fixed deferred annuity account balances declined 5% to $7.3 billion as of September 30, 2022 compared to the prior year period as surrender trends continue. During the third quarter of 2021, we closed on a transaction to reinsure RiverSource Life’s fixed deferred and immediate annuity policies.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, integration and

AMERIPRISE FINANCIAL, INC.
restructuring charges, and the impact of consolidating CIEs, increased $4 million, or 13%, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting lower amortization in our affordable housing partnerships and a higher portfolio yield from increasing interest rates.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, increased $5 million, or 8%, for the three months ended September 30, 2022 compared to the prior year period primarily reflecting a net favorable out-of-period correction in the prior year period. The unlocking impact for the third quarter of 2022 was a benefit of $1 million compared to an unlocking expense of $3 million in the prior year period.

Consolidated Results of Operations for the Nine Months Ended September 30, 2022 and 2021
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$6,908	$6,720	$188	3%
Distribution fees	1,410	1,368	42	3
Net investment income	897	1,428	(531)	(37)
Premiums, policy and contract charges	1,094	(94)	1,188	NM
Other revenues	365	259	106	41
Total revenues	10,674	9,681	993	10
Banking and deposit interest expense	20	10	10	NM
Total net revenues	10,654	9,671	983	10
Expenses
Distribution expenses	3,728	3,693	35	1
Interest credited to fixed accounts	443	455	(12)	(3)
Benefits, claims, losses and settlement expenses	663	338	325	96
Amortization of deferred acquisition costs	355	77	278	NM
Interest and debt expense	136	149	(13)	(9)
General and administrative expense	2,766	2,475	291	12
Total expenses	8,091	7,187	904	13
Pretax income	2,563	2,484	79	3
Income tax provision	498	425	73	17
Net income	$2,065	$2,059	$6	—
NM Not Meaningful.
Overall
Pretax income increased $79 million, or 3%, for the nine months ended September 30, 2022 compared to the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was a benefit of $571 million for the nine months ended September 30, 2022 compared to an expense of $577 million for the prior year period.
•A favorable impact from the continued increase in short-term interest rates.
•The prior year impact of the block transfer reinsurance transaction resulted in $521 million of pretax income for the nine months ended September 30, 2021 primarily reflecting the net realized gains on the investments sold to the reinsurer.
•The mean reversion related impact was an expense of $299 million for the nine months ended September 30, 2022 compared to a benefit of $107 million for the prior year period.
•The unfavorable impact of unlocking was $161 million for the nine months ended September 30, 2022 compared to a favorable impact of $17 million for the prior year period.
•An unfavorable impact from lower average equity markets for the nine months ended September 30, 2022 compared to the prior year period.

AMERIPRISE FINANCIAL, INC.

See our Consolidated Results of Operations for the three months ended September 30, 2022 and 2021 for a table and discussion of total pretax impacts on our revenues and expenses attributable to unlocking.
Net Revenues
Management and financial advice fees increased $188 million, or 3%, for the nine months ended September 30, 2022 compared to the prior year period reflecting revenue associated with the acquisition of the BMO Global Asset Management (EMEA) business, continued wrap account net inflows, and an increase in performance fees of $43 million, partially offset by market depreciation and an unfavorable foreign exchange impact.
Distribution fees increased $42 million, or 3%, for the nine months ended September 30, 2022 compared to the prior year period due to higher fees on off-balance sheet brokerage cash primarily due to an increase in short-term interest rates, partially offset by lower transactional activity and market depreciation.
Net investment income decreased $531 million, or 37%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting:
•Net realized investment losses of $82 million for the nine months ended September 30, 2022 compared to net realized investment gains of $627 million for the prior year period. Net realized investment losses for the nine months ended September 30, 2022 were primarily driven by impairments on securities we intend to sell as we repositioned a portion of our fixed maturity bond portfolio in response to recent market conditions and credit losses on corporate debt securities. Net realized investment gains for the nine months ended September 30, 2021 included net realized gains of $553 million on Available-for-Sale securities and a $55 million net gain related to commercial mortgage loans primarily due to the sale of securities and loans to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction that closed in the third quarter 2021, as well as a $15 million gain on a strategic investment.
•The unfavorable impact of lower average invested assets due to the sale of investments as a result of the fixed deferred and immediate annuity reinsurance transaction.
•The favorable impact of increased bank deposits and rising short-term interest rates.
Premiums, policy and contract charges increased $1.2 billion for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting ceded premiums of $1.2 billion associated with the reinsurance transaction for the life contingent immediate annuity policies in the year ago period.
Other revenues increased $106 million, or 41%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Expenses
Interest credited to fixed accounts decreased $12 million, or 3%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the following items:
•A $70 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $54 million for the nine months ended September 30, 2022 compared to an unfavorable impact of $16 million for the prior year period.
•A $74 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $29 million for the nine months ended September 30, 2022 compared to a benefit of $45 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current year period, which reflected higher option costs due to a higher new money rate, compared to a decrease in the IUL embedded derivative in the prior year period, which reflected lower option costs due to higher discount rates.
Benefits, claims, losses and settlement expenses increased $325 million, or 96%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the following items:
•A $1.2 billion decrease in expense associated with the reinsurance transaction for life contingent immediate annuity policies in the prior year period.
•A $211 million decrease in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.
•A $986 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $449 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $537 million change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:

AMERIPRISE FINANCIAL, INC.
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the nine months ended September 30, 2022 compared to an expense in the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the nine months ended September 30, 2022 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2022 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net expense for the nine months ended September 30, 2022 compared to a net benefit for the prior year period.
•The impact of unlocking excluding LTC was an expense of $170 million for the nine months ended September 30, 2022 compared to an expense of $59 million for the prior year period.
•The annual review of LTC future policy benefit reserve in the third quarter of 2022 resulted in unlocking of nil compared to unlocking of $3 million in the prior year period.
•The mean reversion related impact was an expense of $174 million for the nine months ended September 30, 2022 compared to a benefit of $65 million for the prior year period.
•A $50 million increase in expense on LTC insurance as claims returned to more normalized levels compared to the prior year period which benefited from COVID-19 related impacts.
Amortization of DAC increased $278 million for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the following items:
•The impact of unlocking in the third quarter of 2022 was a benefit of $8 million compared to a benefit of $60 million in the prior year period.
•The DAC offset to the market impact on non-traditional long-duration products was an expense of $74 million for the nine months ended September 30, 2022 compared to a benefit of $42 million for the prior year period.
•The mean reversion related impact was an expense of $124 million for the nine months ended September 30, 2022 compared to a benefit of $41 million for the prior year period.
•A decrease in amortization reflecting lower than expected client exit rates.
General and administrative expense increased $291 million, or 12%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business, higher performance fee related compensation, and $35 million of integration related expenses, partially offset by a favorable change in the mark-to-market impact on share-based compensation and a favorable foreign exchange impact.
Income Taxes
Our effective tax rate was 19.4% for the nine months ended September 30, 2022 compared to 17.1% for the prior year period. The higher effective tax rate for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily the result of a decrease in low income housing tax credits and foreign taxes, and an increase in state income taxes net of federal benefit. See Note 15 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.
Results of Operations by Segment for the Nine Months Ended September 30, 2022 and 2021
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Advice & Wealth Management
Net revenues	$6,235	$5,907
Expenses	4,708	4,636
Adjusted operating earnings	$1,527	$1,271
Asset Management
Net revenues	$2,721	$2,622
Expenses	2,023	1,856
Adjusted operating earnings	$698	$766
Retirement & Protection Solutions
Net revenues	$2,318	$2,429
Expenses	1,917	1,877
Adjusted operating earnings	$401	$552
Corporate & Other
Net revenues	$350	$371
Expenses	558	550
Adjusted operating loss	$(208)	$(179)
See our Results of Operations by Segment for the three months ended September 30, 2022 and 2021 for a table of segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking and LTC loss recognition.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2022	2021
	(in billions)
Beginning balance	$464.7	$380.0
Net flows (1)	21.3	29.9
Market appreciation (depreciation) and other (1)	(100.8)	25.5
Ending balance	$385.2	$435.4

Advisory wrap account assets ending balance (2)	$381.1	$430.5
Average advisory wrap account assets (3)	$426.4	$406.6
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
(3) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the nine months ended September 30, 2022 and 2021.
Ending wrap account assets decreased $79.5 billion, or 17%, to $385.2 billion during the nine months ended September 30, 2022 due to market depreciation and other of $100.8 billion, partially offset by net inflows of $21.3 billion. Average advisory wrap account assets increased $19.8 billion, or 5%, compared to the prior year period primarily reflecting net inflows, partially offset by market depreciation.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$4,017	$3,878	$139	4%
Distribution fees	1,650	1,682	(32)	(2)
Net investment income	417	189	228	NM
Other revenues	171	168	3	2
Total revenues	6,255	5,917	338	6
Banking and deposit interest expense	20	10	10	NM
Total net revenues	6,235	5,907	328	6
Expenses
Distribution expenses	3,566	3,567	(1)	—
Interest and debt expense	8	8	—	—
General and administrative expense	1,134	1,061	73	7
Total expenses	4,708	4,636	72	2
Adjusted operating earnings	$1,527	$1,271	$256	20%
NM Not Meaningful.
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $256 million, or 20%, for the nine months ended September 30, 2022 compared to the prior year period due to higher average wrap account balances and higher earnings on bank and brokerage cash as a result of increasing short-term interest rates. Pretax adjusted operating margin was 24.5% for the for the nine months ended September 30, 2022 compared to 21.5% for the prior year period.
Net Revenues
Management and financial advice fees increased $139 million, or 4%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $19.8 billion, or 5%, compared to the prior year period primarily reflecting net inflows, partially offset by market depreciation.
Distribution fees decreased $32 million, or 2%, for the nine months ended September 30, 2022 compared to the prior year period reflecting decreased transactional activity, partially offset by $134 million of higher fees on off-balance sheet brokerage cash primarily due to an increase in short-term interest rates.
Net investment income, which excludes net realized investment gains or losses, increased $228 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to higher average invested assets due to increased bank deposits and the favorable impact of increased short-term interest rates.
Expenses
General and administrative expense increased $73 million, or 7%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to higher volume related expenses and investments for business growth.

AMERIPRISE FINANCIAL, INC.
Asset Management

The following table presents global managed assets by type:					Average (1)		Change
	As of September 30,		Change		Nine Months Ended September 30,
	2022	2021			2022	2021
	(in billions)
Equity	$278.5	$332.7	$(54.2)	(16)%	$341.4	$326.3	$15.1	5%
Fixed income	194.6	198.7	(4.1)	(2)	239.3	198.3	41.0	21
Money market	21.3	5.8	15.5	NM	15.6	5.9	9.7	NM
Alternative	35.2	23.4	11.8	50	38.4	23.0	15.4	67
Hybrid and other	16.9	22.8	(5.9)	(26)	20.5	22.2	(1.7)	(8)
Total managed assets (2)	$546.5	$583.4	$(36.9)	(6)%	$655.2	$575.7	$79.5	14%
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

AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Nine Months Ended September 30,
	2022	2021
	(in billions)
Global Retail Funds (1)
Beginning assets	$409.4	$323.5
Inflows	49.1	58.4
Outflows	(64.6)	(50.2)
Net VP/VIT fund flows	(3.1)	(3.1)
Net new flows (2)	(18.6)	5.1
Reinvested dividends	5.7	5.5
Net flows	(12.9)	10.6
Distributions	(6.5)	(6.4)
Market appreciation (depreciation) and other	(84.2)	29.0
Foreign currency translation (3)	(9.6)	(1.0)
Total ending assets	296.2	355.7

Global Institutional (1)
Beginning assets	344.7	223.1
Inflows (4)	43.8	26.5
Outflows (4)	(37.0)	(21.6)
Net flows	6.8	4.9
Market appreciation (depreciation) and other (5)	(75.9)	1.4
Foreign currency translation (3)	(25.3)	(1.7)
Total ending assets	250.3	227.7
Total managed assets	$546.5	$583.4

Total net flows	$(6.1)	$15.5

Legacy insurance partners net flows (6)	$(2.9)	$(4.0)
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
Total segment AUM decreased $207.6 billion, or 28%, during the nine months ended September 30, 2022 primarily due to equity and bond market depreciation. Net outflows were $6.1 billion for the nine months ended September 30, 2022, a decrease of $21.6 billion compared to the prior year period.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$2,398	$2,265	$133	6%
Distribution fees	307	352	(45)	(13)
Net investment income	6	4	2	50
Other revenues	10	1	9	NM
Total revenues	2,721	2,622	99	4
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,721	2,622	99	4
Expenses
Distribution expenses	767	838	(71)	(8)
Amortization of deferred acquisition costs	8	9	(1)	(11)
Interest and debt expense	3	3	—	—
General and administrative expense	1,245	1,006	239	24
Total expenses	2,023	1,856	167	9
Adjusted operating earnings	$698	$766	$(68)	(9)%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $68 million, or 9%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to market depreciation, an unfavorable foreign exchange impact and net outflows.
Net Revenues
Management and financial advice fees increased $133 million, or 6%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to the acquired BMO Global Asset Management (EMEA) business and an increase in performance fees of $43 million, partially offset by market depreciation, the cumulative impact from net outflows and the impact of foreign exchange rates.
Distribution fees decreased $45 million, or 13%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to market depreciation and the cumulative impact from net outflows.
Other revenues increased $9 million for the nine months ended September 30, 2022 compared to the prior year period primarily due to the acquired BMO Global Asset Management (EMEA) business.
Expenses
Distribution expenses decreased $71 million, or 8%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to market depreciation and the cumulative impact from net outflows.
General and administrative expense increased $239 million, or 24%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business and higher performance fee related compensation, partially offset by the cumulative impact from net outflows and the impact of foreign exchange rates.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$604	$695	$(91)	(13)%
Distribution fees	319	363	(44)	(12)
Net investment income	389	367	22	6
Premiums, policy and contract charges	996	1,001	(5)	—
Other revenues	10	3	7	NM
Total revenues	2,318	2,429	(111)	(5)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,318	2,429	(111)	(5)
Expenses
Distribution expenses	337	397	(60)	(15)
Interest credited to fixed accounts	289	293	(4)	(1)
Benefits, claims, losses and settlement expenses	877	798	79	10
Amortization of deferred acquisition costs	156	138	18	13
Interest and debt expense	28	28	—	—
General and administrative expense	230	223	7	3
Total expenses	1,917	1,877	40	2
Adjusted operating earnings	$401	$552	$(151)	(27)%
NM Not Meaningful.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization), the market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts decreased $151 million, or 27%, for the nine months ended September 30, 2022 compared to the prior year period.
Net Revenues
Management and financial advice fees decreased $91 million, or 13%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to market depreciation and variable annuity net outflows.
Distribution fees decreased $44 million, or 12%, for the nine months ended September 30, 2022 compared to the prior year period due to market depreciation.
Expenses
Distribution expenses decreased $60 million, or 15%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting lower variable annuity sales and market depreciation.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) and mean reversion related impacts, increased $79 million, or 10%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the impact of unlocking. The unlocking impact for the third quarter of 2022 was an expense of $180 million primarily reflecting continued lower surrender rates and updated mortality assumptions for variable annuities with living benefits compared to an expense of $89 million in the prior year period which was also driven by lower surrender rates.
Amortization of DAC, which excludes mean reversion related impacts and the DAC offset to the market impact on variable annuity guaranteed benefits, increased $18 million, or 13%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the impact of unlocking due to lower surrender rates, partially offset by a lower level of normalized amortization and lower than expected client exit rates. The unlocking impact for the third quarter of 2022 was a benefit of $5 million compared to a benefit of $65 million in the prior year period.

AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2022	2021
	(in millions)
Revenues
Net investment income	$107	$210	$(103)	(49)%
Premiums, policy and contract charges	73	75	(2)	(3)
Other revenues	172	87	85	98
Total revenues	352	372	(20)	(5)
Banking and deposit interest expense	2	1	1	NM
Total net revenues	350	371	(21)	(6)
Expenses
Distribution expenses	(6)	(6)	—	—
Interest credited to fixed accounts	182	187	(5)	(3)
Benefits, claims, losses and settlement expenses	177	126	51	40
Amortization of deferred acquisition costs	1	7	(6)	(86)
Interest and debt expense	48	48	—	—
General and administrative expense	156	188	(32)	(17)
Total expenses	558	550	8	1
Adjusted operating loss	$(208)	$(179)	$(29)	(16)%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $29 million, or 16%, for the nine months ended September 30, 2022 compared to the prior year period.
LTC insurance had a pretax adjusted operating loss of $3 million for the nine months ended September 30, 2022 compared to a pretax adjusted operating earnings of $48 million for the prior year period primarily reflecting the return to more normalized results compared to the COVID-19 related impacts in the prior year period.
FA business had a pretax adjusted operating loss of $12 million for the nine months ended September 30, 2022 compared to a pretax adjusted operating loss of $17 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $103 million, or 49%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting lower average invested assets due to the sale of investments to a reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction and a $15 million gain on a strategic investment in the prior year period.
Other revenues increased $85 million, or 98%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, increased $51 million, or 40%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting more normalized claims on LTC insurance, which benefited from COVID-19 related impacts in the prior year period, and the impacts from unlocking. The unlocking impact for the third quarter of 2022 was a benefit of $1 million compared to an unlocking expense of $3 million in the prior year period.
General and administrative expense, which excludes integration and restructuring charges, decreased $32 million, or 17%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the favorable mark-to-market impact on share-based compensation expense.

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
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. We would expect the recent decline in our portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2024 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.7 billion and 3.2%, respectively, as of September 30, 2022. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $14.4 billion and had a weighted average yield of 3.0% as of September 30, 2022. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2022 was approximately 3.8%.
The reinvestment of proceeds from maturities, calls and prepayments at rates near the current portfolio yield will have limited impact to future operating results. In this volatile rate environment, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may update the crediting rates on our fixed products when warranted, subject to guaranteed minimums.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2022:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(267)	$2	$(265)
DAC and DSIC amortization (2)(3)	(56)	—	(56)
Variable annuities:
GMDB and GMIB (3)	(42)	—	(42)
GMWB (3)	(554)	534	(20)
GMAB	(34)	34	—
Structured variable annuities	432	(400)	32
DAC and DSIC amortization (4)	N/A	N/A	7
Total variable annuities	(198)	168	(23)
Macro hedge program (5)	—	195	195
IUL insurance	13	(18)	(5)
Total	$(507)	$346	$(154)	(6)
N/A Not Applicable.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(51)	$—	$(51)
Variable annuities:
GMWB	742	(922)	(180)
GMAB	3	(5)	(2)
Structured variable annuities	(35)	177	142
DAC and DSIC amortization (4)	N/A	N/A	16
Total variable annuities	710	(750)	(24)
Macro hedge program (5)	—	(252)	(252)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	58	—	58
Banking deposits	35	—	35
Brokerage client cash balances	160	—	160
Certificates	(5)	—	(5)
IUL insurance	16	2	18
Total	$923	$(1,000)	$(61)
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
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is approximately $(265) million.
The above results compare to an estimated negative net impact to pretax income of $190 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $80 million related to a 100 basis point increase in interest rates as of December 31, 2021. The change in interest rate exposure as of September 30, 2022 compared to December 31, 2021 was driven by additional downside rate protection added in the macro hedge program.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, fixed deferred indexed annuities, structured annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of September 30, 2022. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future net income would be approximately $548 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2022 credit spreads.
Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the nine months ended September 30, 2022. At September 30, 2022 and December 31, 2021, we had $7.8 billion and $7.1 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At September 30, 2022 and December 31, 2021, the parent company had $760 million and $841 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage backed securities. Additional sources of liquidity include a line of credit with an affiliate up to $729 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of September 30, 2022 was $2.0 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2022, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remain in compliance with all such covenants at September 30, 2022.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of September 30, 2022 and

AMERIPRISE FINANCIAL, INC.
December 31, 2021, we had $8.5 billion and $8.1 billion, respectively, under the FHLB facilities, of which $201 million and $200 million was outstanding as of September 30, 2022 and December 31, 2021, respectively, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities.
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
We continue to monitor and respond to the ongoing COVID-19 pandemic. Our risk management strategy is designed to provide proactive protection during stress events such as the current pandemic. We believe our process is working as intended, and our liquidity and capital resources have remained a source of balance sheet strength during the nine months ended September 30, 2022.
On August 16, 2022, federal legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax (“CAMT”) and the share repurchase excise tax. Both the CAMT and share repurchase tax provisions are effective beginning in 2023. We expect to be an applicable corporation required to compute CAMT; however, we have not determined if we will be liable for the CAMT in 2023. We will be a covered corporation subject to the share repurchase excise tax. We do not expect the IRA legislation to have a material impact on our consolidated financial statements. As the Internal Revenue Service issues additional guidance related to the IRA, we will continue to evaluate any impact to our consolidated financial statements.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding, LLC, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, TAM UK International Holdings Ltd., which includes Threadneedle Asset Management Holdings Sàrl and Ameriprise International Holdings GmbH within its organizational structure, and Columbia Threadneedle Investments UK International Ltd. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
RiverSource Life (1)(2)	$2,998	$3,419	N/A	$502
RiverSource Life of New York (1)(2)	168	310	N/A	42
ACC (4)(5)	357	304	$331	283
TAM UK International Holdings Ltd. (6)	411	330	205	248
Ameriprise Bank, FSB (4) (7)	1,397	853	946	589
AFS (3)(4)	132	103	#	#
Ameriprise Captive Insurance Company (3)	37	39	11	10
Ameriprise Trust Company (3)	52	47	36	44
AEIS (3)(4)	189	155	29	29
RiverSource Distributors, Inc. (3)(4)	11	10	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	20	14	#	#
Columbia Threadneedle Investments UK International Ltd. (8)	297	348	140	170
N/A  Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.

AMERIPRISE FINANCIAL, INC.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2022 and December 31, 2021.
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
During the nine months ended September 30, 2022, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.2 billion (including $600 million from RiverSource Life) and contributed cash to its subsidiaries of $512 million (including $375 million to Ameriprise Bank, FSB). During the nine months ended September 30, 2021, the parent holding company received cash dividends or a return of capital from its subsidiaries of $3.0 billion (including $1.7 billion from RiverSource Life) and contributed cash to its subsidiaries of $158 million (including $42 million to Ameriprise Bank, FSB).
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $416 million and $396 million for the nine months ended September 30, 2022 and 2021, respectively. On October 25, 2022, we announced a quarterly dividend of $1.25 per common share. The dividend will be paid on November 18, 2022 to our shareholders of record at the close of business on November 7, 2022.
In January 2022, the Company’s Board of Directors authorized us to repurchase up to $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024. As of September 30, 2022, we had $2.1 billion remaining under the share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2022, we repurchased a total of 5.0 million shares of our common stock at an average price of $274.55 per share.
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
Operating Activities
Net cash provided by operating activities increased $1.4 billion to $3.2 billion for the nine months ended September 30, 2022 compared to $1.8 billion for the prior year period primarily reflecting a $755 million increase in derivatives, net of collateral, a $500 million decrease in income taxes paid, and a $332 million increase in deferred acquisition costs, partially offset by a $560 million decrease in accounts payable and accrued expenses.

AMERIPRISE FINANCIAL, INC.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. Further, this activity is significantly affected by the net flows of our investment certificate, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities increased $7.9 billion to $9.2 billion for the nine months ended September 30, 2022 compared to $1.4 billion for the prior year period primarily reflecting a $5.4 billion increase in cash used for purchases of Available-for-Sale securities, and a $3.1 billion decrease in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities.
Financing Activities
Net cash provided by financing activities increased $6.0 billion to $6.2 billion for the nine months ended September 30, 2022 compared to $259 million for the prior year period primarily reflecting a $4.8 billion increase in banking deposits, a $2.2 billion increase in net cash flows from investment certificates and $491 million increase in issuance of long-term debt, partially offset by a $1 billion decrease in borrowings by CIEs and a $501 million increase in repayments of long-term debt.
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

AMERIPRISE FINANCIAL, INC.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2022.
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

AMERIPRISE FINANCIAL, INC.
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 16 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2021 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2022:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2022
Share repurchase program (1)	433,520	$239.78	433,520	$2,441,774,716
Employee transactions (2)	33,917	$238.92	N/A	N/A

August 1 to August 31, 2022
Share repurchase program (1)	716,552	$277.66	716,552	$2,242,812,381
Employee transactions (2)	32,665	$275.50	N/A	N/A

September 1 to September 30, 2022
Share repurchase program (1)	701,650	$269.38	701,650	$2,053,804,310
Employee transactions (2)	9,472	$275.34	N/A	N/A

Totals
Share repurchase program (1)	1,851,722	$265.65	1,851,722
Employee transactions (2)	76,054	$259.17	N/A
	1,927,776		1,851,722
N/A  Not applicable.
(1) In January 2022, our Board of Directors authorized an expenditure of up to $3.0 billion for the repurchase of our common stock through March 31, 2024. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (iv) Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 2, 2022	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2022	By:	/s/ Dawn M. Brockman
Dawn M. Brockman
Senior Vice President and Controller
(Principal Accounting Officer)