Form 10-K
period 2022-12-31
AMERIPRISE FINANCIAL INC
filed 2023-02-23
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

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
☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The aggregate market value, as of June 30, 2022, of voting shares held by non-affiliates of the registrant was approximately $25.8 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 10, 2023
Common Stock (par value $.01 per share)	105,279,357 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 26, 2023 (“Proxy Statement”).

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
Wealth Management
Our Advice & Wealth Management business is the primary growth engine of Ameriprise with a significant market opportunity. We are in a compelling position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the U.S., the ongoing transition of baby boomers into retirement, as well as Generation X and Millennials planning for retirement, continues to drive demand for financial advice and solutions. Our primary target market is households with $500,000 to $5,000,000 in investable assets, and we are also well-suited to serve those outside this asset range. The amount of investable assets held by investors with $500,000 or more is projected to grow 3-5% annually going forward. Additional targets include higher-net worth households – including those with investable assets over $10,000,000 – and the next generation of investors who are currently building their wealth.

We are an industry-leading wealth manager with a differentiated advice value proposition. Our network of more than 10,000 financial advisors (our “advisors”) is the primary channel through which we carry out our wealth management activities. Our capabilities are centered on establishing long-term personal relationships between our clients and our advisors. Through our affiliated advisors, we offer financial planning and advice, cash management and banking products, and full-service brokerage services, primarily to retail clients.
We design products and services as solutions for our clients’ cash and liquidity, asset accumulation, income, retirement, protection, and estate and wealth transfer needs. The financial solutions we offer through our advisors include other providers’ products as well as our own products and services. We distribute our own life and disability income insurance, as well as variable, immediate and structured variable annuity products, through our advisor channel.
Our advisor force is among the largest in the industry and is central to how we serve our clients. We support our advisors with an integrated technology platform, training, leadership and marketing programs to assist them in serving their clients and growing their practices. Our nationally recognized brand combined with these programs and other support creates a compelling value proposition for financial advisors relative to the broader financial services industry. This is evidenced by our strong advisor retention and satisfaction and our ability to attract and retain experienced and productive advisors. We continuously invest in, develop, and refine capabilities and tools designed to maximize advisor productivity and client satisfaction.
Asset Management
Our global asset management business, represented by the Columbia Threadneedle Investments® brand, offers a broad spectrum of capabilities to individual, institutional and high net worth investors. In November 2021, we purchased the BMO Global Asset Management (EMEA) business and subsequently re-branded the business. Columbia Threadneedle’s investment products are primarily offered through third parties, though we also provide our asset management products through our advisor network, direct retail and through our institutional sales force. Our underlying asset management philosophy is rooted in delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by 131 Columbia and Threadneedle mutual funds globally being rated as four- and five-star by Morningstar.

We are positioned to continue to grow our assets under management and strengthen our asset management offerings to existing and new clients. We benefit from key strategic relationships we have established and have a strong institutional presence. Our asset management capabilities are designed to address mature markets in the U.S. and Europe as well as expanding into new global and emerging markets. We have expanded beyond our traditional strengths in the U.S. and the United Kingdom (“U.K.”) to serve more clients and gather assets in Africa, Asia, Australia, Canada, Continental Europe, the Middle East, New Zealand and South America. We continue to pursue opportunities to leverage the collective capabilities of our global asset management business in order to enhance our investment solutions and to develop new solutions that are responsive to client demand in an increasingly complex and competitive marketplace.

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
We have grown both organically in the products and services we provide, as well as inorganically through strategic acquisitions. This has allowed us to significantly enhance the scale, performance, and product offerings of our brokerage, financial planning, retail mutual fund and institutional asset management businesses to best serve our clients. Our acquisitions over time have included Threadneedle Asset Management Holdings, H&R Block Financial Advisors, Inc., J. & W. Seligman & Co. Incorporated, Columbia Management, Emerging Global Advisors, LLC, Investment Professionals, Inc., Lionstone Partners, Inc., and, most recently, BMO Financial Group’s European-based asset management business, which was completed in 2021.
In order to focus our resources and advance our corporate strategy, we have divested or reinsured other businesses, including the 2019 sale of our auto and home business and our 2019 and 2021 fixed annuity reinsurance transactions.
Over the years, we have also sought to optimize the organizational structure in which we offer certain banking products. In May 2019, we received regulatory approvals and converted Ameriprise National Trust Bank to Ameriprise Bank, FSB (“Ameriprise Bank” or the “FSB”) to expand the products and services we can provide directly to our customers. At that time, Ameriprise Financial became a savings and loan holding company that is subject to regulation, supervision and examination by the Board of Governors for the Federal Reserve System (“FRB”), and Ameriprise Financial elected to be classified as a financial holding company subject to applicable regulation under the Bank Holding Company Act of 1956, as amended. In June 2021, we filed an application to convert Ameriprise Bank, FSB to a state-chartered industrial bank regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation, as well as a separate application to transition Ameriprise Bank’s personal trust services business to a new limited purpose national trust bank regulated by the Office of the Comptroller of the Currency (“OCC”). Our applications are currently pending.
Our Shifting Business Mix and Integrated Model
The financial results from the businesses underlying our go-to-market approaches are reflected in our operating segments:
•Advice & Wealth Management;
•Asset Management;
•Retirement & Protection Solutions; and
•Corporate & Other.

As a diversified financial services firm, we believe our ability to gather and retain assets is best measured by our aggregate assets under management and administration metric. As of December 31, 2022, we had $1.2 trillion in assets under management and administration, compared to $1.4 trillion as of December 31, 2021. For a more detailed discussion of assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
We continue to execute on our strategy to shift our business mix toward lower-capital, fee-based business. The following chart shows our current business mix represented by the contributions of each segment to our pretax adjusted operating earnings (excluding Corporate & Other segment) as well as a historical comparison.
Our Principal Brands
Our diversified products and services are offered through our brands:

We use the Ameriprise Financial® brand as our enterprise brand, as well as the name of our advisor network and certain of our retail products and services.

Our global Columbia ThreadneedleTM and Columbia Threadneedle Investments® brands represent the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (including its subsidiaries, “Columbia Management”) and Threadneedle. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through Columbia Threadneedle Investments UK International Limited, TAM UK International Holdings Limited and Ameriprise Asset Management Holdings Singapore (Pte.) and their respective subsidiaries (collectively, “Columbia Threadneedle”). As part of our ongoing integration of BMO Global Asset Management (EMEA), we rebranded the business under the Columbia Threadneedle Investments brand in 2022.

We use our RiverSource® brand for our annuity and protection products issued by RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY” and, together with RiverSource Life, the “RiverSource Life companies”).

Our Segments - Advice & Wealth Management
We provide financial planning and advice, as well as full-service brokerage services, primarily to retail clients through our financial advisors. These services are centered on long-term, personal relationships between our advisors and our clients and focus on helping clients confidently achieve their financial goals. Our financial advisors provide a distinctive, holistic approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs and goals. Banking, lending and cash management solutions help our clients establish financial flexibility while planning for both short and long-term needs. As part of our goal-based approach to financial advice, our advisors help our clients actively manage investing, saving and spending so our clients have a more complete picture of their financial life.
A significant portion of revenues in this segment are fee-based and driven by the level of client assets, which is impacted by both market movements and net flows. We also earn net investment income on owned assets from Ameriprise Certificate Company and Ameriprise Bank, both wholly owned subsidiaries of Ameriprise, and we earn financial planning fees as well as transaction and other fees. In addition, this segment earns revenue from distribution fees for providing non-affiliated products and intersegment revenues from distribution fees for providing our affiliated products and services to our retail clients. Intersegment expenses for this segment include investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Our Financial Advisor Platform
With more than 10,000 advisors, we are one of the top branded advisor platforms in the U.S. market where we provide our services. Advisors can choose to affiliate with us in multiple ways as noted below, and each option offers different levels of support and compensation.
We offer the following products and services through our Advice & Wealth Management segment:
•Financial planning and advice services to provide personalized financial planning and financial solutions for which we charge fees and may receive sales commissions for selling products that aid in our clients’ plans.
•Discretionary and non-discretionary investment advisory accounts for which we receive fees based on the assets held in that account, as well as related fees or costs associated with the underlying securities held in that account.
•Brokerage products and services for retail and institutional clients.
•Cash management and banking products, including brokerage sweep programs, cash management accounts, credit cards, margin loans and pledged asset lines of credit.
•Face-amount certificates through the Ameriprise Certificate Company, a wholly owned subsidiary.
•Mutual fund offerings from our own Columbia funds as well as approximately 140 unaffiliated mutual fund families, representing approximately 2,200 mutual funds on our brokerage platform for which mutual fund families and other companies generally pay us a portion of the revenue generated from sales of those funds, administrative fees, and fees from the ongoing management attributable to our clients’ ownership in the fund.
•Insurance and annuities products from both RiverSource Life companies as well as certain third parties, and we receive a portion of the revenue generated from the sale of unaffiliated products and certain administrative fees.
Our Segments - Asset Management
Through Columbia Threadneedle, we provide investment management, advice and products to retail, high net worth and institutional clients on a global scale.

Columbia Management primarily provides products and services in the United States. Threadneedle, which is continuing to integrate the BMO Global Asset Management (EMEA) business acquired in 2021, primarily provides products and services internationally. Additional subsidiaries beyond Columbia Management and Threadneedle are also included in our Asset Management segment.
Revenues in the Asset Management segment are primarily earned based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. As of December 31, 2022, our Asset Management segment had $584 billion in worldwide managed assets.
Our Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Retirement & Protection Solutions, and Corporate & Other segments. All intersegment activity is eliminated in our consolidated results.
Managed assets include external client assets and owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle Investments fund families and the assets of institutional clients. Managed external client assets also include assets managed by sub-advisers we select but do not include client assets that we advise on a non-discretionary basis such as those assets where we provide voting recommendations and engagement services but do not manage the underlying assets. Our external client assets are not reported on our Consolidated Balance Sheets, although certain investment funds marketed to investors may be consolidated at certain times. See Note 2 and Note 5 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on consolidation principles and details regarding the consolidated collateralized loan obligations (“CLOs”). Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account, cash balances invested by Ameriprise Bank and from certificate products, and the variable product funds held in the separate accounts of our life insurance subsidiaries) for which the Asset Management segment provides management services and receives management fees. For additional details regarding our assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Investment Management Capabilities and Products
The investment management activities of Columbia Threadneedle Investments are conducted through specialized investment management teams located in our key markets, including Amsterdam, Boston, Chicago, Edinburgh, Frankfurt, Hong Kong, Houston, London, Los Angeles, Menlo Park, Minneapolis, New York, Portland and Singapore.
Our investment management capabilities and products span a broad range of asset classes and investment styles to meet a variety of client needs with our $584 billion in assets under management diversified across geographies, strategies and clients.
We offer or make available the following products and services through our Asset Management segment with a range of investment strategies across these different vehicles and accounts:
•U.S. registered funds through the Columbia Management family of funds including retail mutual funds, exchange-traded funds and U.S. closed-end funds and variable insurance trust funds (“VIT Funds”) on which we earn management fees based on the underlying value of the assets and service fees.
•Non-U.S. retail focused funds through Columbia Threadneedle include different risk-return options across regions, markets, asset classes and product structures, which include retail funds that are similar to U.S. mutual funds (such as Undertakings for the Collective Investment in Transferable Securities (“UCITS”) funds organized as Luxembourg-based investment companies with variable capital (“SICAVs”) and Irish and UK open-end investment companies (“OEICs”). In addition, this also includes a range of listed Investment Trusts, including F&C Investment Trust PLC established in 1868.
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
•Management of CLOs, which includes providing collateral management services to special purpose vehicles which primarily invest in syndicated bank loans and issue multiple tranches of securities collateralized by the assets for which we earn fees based on the value of assets and performance-based fees.
•Private funds of various types where we provide investment management and related services to private, pooled investment vehicles organized as limited partnerships, limited liability companies, or other entities for which we may receive fees based on the value of the assets or performance-based fees.
•Collective funds and separately managed accounts sponsored by Ameriprise Trust Company (“ATC”) and offered to certain qualified institutional clients such as retirement, pension, and profit-sharing plans for which we receive management fees.
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
Our Segments - Retirement & Protection Solutions
RiverSource solutions are one way we deliver on the Ameriprise client experience and Confident Retirement® approach. We offer clients annuities, life insurance, and disability insurance products to meet their needs or current stage in life—whether that is covering essentials, ensuring lifestyle, preparing for the unexpected or leaving a legacy. RiverSource seeks to partner with our advisors to address clients’ goals and long-term needs at a differentiated level and provide a strong risk profile given the clients our advisors serve.
Retirement Solutions
We provide RiverSource annuity products to clients to help individuals address their asset accumulation and income goals through our advisors. Our advisor network is the only distributor of RiverSource annuity products, although advisors also offer fixed and variable annuities from selected unaffiliated insurers as well. As part of the continued evolution of the business model for our Retirement & Protection Solutions segment, we continue to shift our focus away from annuities with living benefit guarantees and toward the accumulation solutions clients want (such as the structured variable annuity, a registered index-linked annuity, we introduced in 2020). We discontinued most new sales of our living benefit annuity solutions by the end of 2021 and new sales were completely discontinued as of mid-2022. Separately, in 2020, we discontinued new sales of fixed annuities and moved our Fixed Annuities and Fixed Indexed Annuities blocks to the Corporate & Other segment as a closed block in addition to reinsuring over 90% of the fixed annuities in this closed block (as discussed below in more detail).
Revenues for our variable annuity products are primarily earned as fees based on a contractholder’s benefit base, contract value or separate account values, which is impacted by both market movements and net asset flows. We also earn net investment income on general account assets supporting reserves for immediate annuities with a non-life contingent feature, for structured variable annuities, for certain guaranteed benefits and fixed investment options offered with variable annuities, and on capital supporting the business. In addition, we receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested. Revenues for our immediate annuities with a life contingent feature are earned as premium revenue. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds previously discussed. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.

Protection
We provide life and disability income insurance products to address the protection and risk management needs of our retail clients. Though our advisors may also offer insurance products of unaffiliated carriers, we offer RiverSource insurance products exclusively through our advisors. The primary sources of revenues for our protection business are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and on capital supporting the business. We also receive fees based on the level of the RiverSource Life companies’ separate account assets supporting variable universal life investment options. The protection products earn intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for the protection products include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
RiverSource Insurance Products
Through the RiverSource Life companies and our Retirement & Protection Solutions segment we currently offer the following products:
•Variable annuities provide returns linked to underlying investments of the contractholder’s choice of certain funds, as well as additional benefits, such as guaranteed minimum death benefits (but without living benefits for new sales after mid-2022).
•Structured variable annuities use the performance of an underlying equity market index to determine earnings, up to either a cap or floor.
•Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.
•Universal life insurance credits interest at fixed interest rates. Universal life insurance may also contain product features that credit interest at a rate linked to an underlying equity market index. In the fourth quarter of 2021, we discontinued new sales of universal life insurance with secondary guarantees and single-pay fixed universal life with a long term care rider.
•Term life insurance provides a death benefit, but it does not accumulate cash value.
•Disability income insurance provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability or at any suitable occupation for premium payments that are guaranteed not to change.
Our sales of RiverSource individual life insurance in 2022, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 92% variable universal life, 5% universal life and 3% term life.
Reinsurance
We reinsure a portion of the insurance risks associated with our currently offered life and disability income products (as well as previously sold fixed annuity, fixed indexed annuity, life contingent immediate annuity and long term care products included in our Corporate & Other segment) through reinsurance agreements with unaffiliated reinsurance companies. We use reinsurance to limit losses, reduce exposure to large risks, and provide additional capacity for continued product offerings. To manage exposure to losses from reinsurer insolvencies, we evaluate the financial condition of reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our insurance companies remain primarily liable as the direct insurers on all risks reinsured. See Note 7 and Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance. At a general level, we reinsure some or all of the following (with the closed blocks in our Corporate & Other segment):

Product	Reinsurance Type
Term Life and Disability Income	Coinsurance
Universal Life & Variable Universal Life	Renewable Term
Life Contingent Immediate Annuity	Coinsurance
Fixed Annuity (closed block in Corporate & Other)	Coinsurance
Long Term Care (closed block in Corporate & Other)	Coinsurance
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

Nursing home indemnity LTC policies provide a predefined daily benefit if the insured is confined to a nursing home, subject to various maximum benefit periods, regardless of actual expenses of the policyholder. Our older generation nursing home indemnity LTC policies were primarily written between 1989 through 1999 and represent nearly one half of our policies.
Comprehensive reimbursement LTC policies provide a predefined maximum daily benefit if the insured is confined to a nursing home and covers a variety of LTC expenses including assisted living, home and community care, adult day care and similar placement programs, subject to various maximum total benefit payment pools, on a cost-reimbursement basis. Our second-generation comprehensive reimbursement LTC policies were written from 1997 until 2002.
Our closed block LTC was sold on a guaranteed renewable basis which allows us to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage and benefit increase option. Premium rates are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income and profit. We develop our assumptions based on our own claims and persistency experience. In line with the market, we have pursued nationwide premium rate increases for many years and expect to continue to pursue rate increases over the next several years. In general, since very little of our LTC business is subject to rate stability regulation, we have historically followed a policy of pursuing smaller, more frequent increases in order to align policyholder and historic shareholder objectives but have recently pursued larger increases as an additional method to manage the LTC business. We also provide policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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
For more information regarding LTC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Corporate & Other” included in Part II, Item 7 of this Annual Report on Form 10-K.
Closed Block Fixed Annuities
In 2020, we discontinued new sales of fixed annuities and moved the Fixed Annuities and Fixed Indexed Annuities blocks to the Corporate & Other segment as a closed block. In this closed block, as of December 31, 2022, we have $7.1 billion of account value associated with our fixed annuities of which 90% has been ceded by RiverSource Life on a coinsurance basis to Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company (“Commonwealth”) under customary reinsurance arrangements with a comfort trust. For the ceded policies, RiverSource Life ceded 100% of the risk on a coinsurance basis.
Competition
We operate in a highly competitive global industry. As a diversified financial services firm, we compete directly with a variety of financial institutions, including registered investment advisers, securities brokers, asset managers, banks and insurance companies. We directly compete for the provision of products and services to clients, as well as for our financial advisors and investment management personnel. Certain of our competitors offer web-based or mobile-based financial services and discount brokerage services, usually with lower levels of service, to individual clients.
Our Advice & Wealth Management segment competes with securities broker-dealers, independent broker-dealers, financial planning firms, registered investment advisers, insurance companies and other banks and financial institutions to attract and retain financial advisors and clients. Competitive factors influencing our ability to attract and retain financial advisors include compensation structures, brand recognition and reputation, product offerings and innovation, and technology and service capabilities and support. Further, our financial advisors compete for clients with a range of other advisors, broker-dealers and direct channels. This includes wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors. Competitive factors influencing our ability to attract and retain clients include quality of advice provided, price, reputation, advertising and brand recognition, product offerings, technology offerings for clients and advisors and service quality.
Our Asset Management segment competes on a global basis against a substantial number of firms to acquire and retain managed and administered assets, including firms in the categories listed above. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, technology and service quality, brand recognition, reputation and the ability to attract and retain investment personnel. Furthermore, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles), client interest in funds with particular environmental, social, or governance practices, client or regulatory requirements on use of client commissions for research, and downward pressure on fees may present various challenges to our business and could cause clients to favor certain competitors, such as those that focus more on “passive” investing styles. The impact of these factors on our business may vary from country to country and certain competitors may have competitive advantage in certain jurisdictions.
Competitors of our Retirement & Protection Solutions segment consist of both stock and mutual insurance companies. Competitive factors affecting the sale of variable annuity and insurance products include distribution capabilities, price, product features and innovation, hedging capability, investment performance, commission structure, perceived financial strength and financial strength ratings, claims-paying ratings, technology and service, advertising, brand recognition and financial strength ratings from rating agencies such as A.M. Best.
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
We are committed to providing an excellent employee and advisor experience for all of our people. This includes approximately 13,500 global employees, including our corporate employees and employee financial advisors. We have approximately 8,200 additional advisors who choose to affiliate with us through our franchise advisor group. Our long-term success requires us to attract, retain, engage and develop a diverse, high-performing workforce with a comprehensive development curriculum, strong leadership and a comprehensive and competitive benefits program and resources to support our employees’ well-being. We develop our client-focused workforce through leader engagement in our professional development programs, including those that support new talent, as well as those that enhance and develop our internal talent to grow and explore their career potential at Ameriprise.
We continually invest in our human capital programs and capabilities to ensure a highly competitive employee value proposition and our Board of Directors engages in these topics and has primary responsibility for CEO succession. Additionally, the Board annually reviews our senior executive succession plans and broader talent development status in support of our corporate strategy, and frequently discusses talent topics at meetings. The Board and the Compensation and Benefits Committee are regularly updated on human capital management topics and dedicate time to reviewing and discussing our company culture, talent development, retention and recruiting initiatives, diversity, equity and inclusion (“DEI”) strategy, and our annual engagement survey feedback.
In 2022, our strong corporate culture yielded the following results:
•Our employee engagement results are among the strongest in the industry – exceeding industry benchmarks overall at 85% with particular strength in the metrics of integrity, leader effectiveness, respect, and client focus. Consistent with prior years, we had strong participation with 93% of employees participating in our survey.
•We prioritize professional development, with 95% of our employees participating in development training. We continue to invest in our employees’ development, and, in addition to annual training requirements and annual compliance training, we encourage all employees to participate in our professional development programs, including core curriculum for new hires and a Transformational Leader Program for officers. Leaders are further supported by a broad selection of online courses, workshops, mentoring opportunities, networking events, and peer-to-peer programs.
•In addition to recruiting talented professionals to join Ameriprise, we retained 91% of our high-performing employees.
•Within our advisor force, the retention rate among affiliated advisors who have been with us for more than 10 years remained strong at 95%.
•We have also continued to attract experienced, productive advisors, with 340 experienced advisors moving their practices to Ameriprise in 2022 and approximately 1,700 over the last 5 years.
•Our global workforce is comprised of 40% women and among our U.S.-based employees 20% are ethnically diverse. More detail on our workforce composition with a summary of our Equal Employment Opportunity metrics can be found in our Ameriprise Responsible Business report, which is available on our website. Information contained on or accessible through our websites is not incorporated into and does not form a part of this Form 10-K or any other report or document we file with the U.S. Securities and Exchange Commission (“SEC”), and any references to our websites are intended to be inactive textual references only.
With regard to DEI, our vision is to foster an inclusive culture and diverse workforce so that everyone at Ameriprise feels like they belong, grow and contribute to a culture that helps them realize their potential. One way in which we measure our progress is through our DEI index from our engagement survey that increased to 87% (+2pts) in 2022. These results and our progress are guided by our comprehensive DEI strategy and plan that is approved by the Chairman and CEO and reviewed by our Board. We invest in programs to attract, retain and advance diverse talent, including a robust leadership development curriculum and training for employees and advisors. In 2022, we continued to evolve our capabilities to support our strategy, including a new Allyship training course, a gender inclusion training curriculum and continuing to enhance our measurement and diagnostic capabilities. Our focus on fostering a diverse and inclusive culture is also reflected in the policies and practices that promote a safe, inclusive and respectful workplace. Our 12 business resource networks engage more than 13,000 employee and advisor participants globally each year to promote cultural awareness and community involvement while providing them with wellness and career development resources.
Another important priority is our investment in total rewards and benefits programs that are designed to attract, retain, and motivate employees with deliberate alignment of rewards with performance. Weighing both individual goal achievement (the “what”) and leadership performance (the “how”) is critical to driving strong business results. We have a competitive total rewards approach that includes base salary, annual cash awards and long-term incentives as well as a comprehensive benefits strategy for employees that focuses on physical, social, emotional and financial wellness.
Despite the complexities in the external environment over the last few years associated with the pandemic, volatility in the equity and bond markets and labor market challenges, we have continued to successfully execute on our strategy and deliver solid performance, reflecting the strength and resiliency of our values-based, inclusive culture. Our human capital strategy has served as an anchor through the disruptions in the external environment. We have adjusted well and successfully executed a thoughtful, balanced return-to-office strategy ahead of many of our peers.
We are supporting our employees with a focus on all aspects of the employee experience, helping them maintain balance and supporting flexibility through formal and informal work arrangements, and investing in their growth and development. We are listening to our clients, advisors, employees, and shareholders to reinforce our culture, strengthen relationships, and meet our business objectives.
Intellectual Property
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws and registrations to establish and protect our intellectual property. In the U.S. and other jurisdictions, we have established and registered, or filed applications to register, certain trademarks and service marks that we consider important to the marketing of our products and services, including but not limited to the Ameriprise Financial, Threadneedle, RiverSource, Columbia Threadneedle and Columbia Threadneedle Investments brands. We have in the past and will continue to establish and protect our intellectual property rights.
Enterprise Risk Management
Enterprise risk management and our risk management program is an important component in how we manage our business. All subsidiaries of Ameriprise must comply with Ameriprise’s enterprise risk management policy and framework, which: (i) establishes a structure for effective enterprise risk management, including oversight and governance; (ii) delineates key constituent roles and responsibilities; and (iii) imposes a number of core risk management processes. The enterprise risk management policy is designed to manage risks that may impact Ameriprise, including capital, credit, market, liquidity, operational, strategic, reputational, legal and compliance, and product. The enterprise risk management policy is supported by underlying risk policies at business units that provide further detail on the business unit’s risk governance, appetite, and tolerance.
Regulation
Virtually all aspects of our business, including the activities of the parent company and our subsidiaries, are subject to various federal, state, local and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory and law enforcement agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations are significant and increasing, and the consequences for the failure to comply may include civil or criminal charges, fines, censure, the suspension of individual employees, restrictions on or prohibitions from engaging in certain lines of business (or in certain states or countries), revocation of certain registrations and reputational damage. We have made and expect to continue to make significant investments in our compliance and supervision processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.
We operate in a highly scrutinized regulatory environment and it remains subject to change. Regulatory developments, both in and outside of the U.S., have resulted or are expected to result in greater regulatory oversight and internal compliance obligations for firms across the financial services industry. In addition, we continue to see enhanced legislative and regulatory interest regarding retirement investing and fiduciary initiatives, as well as environmental, social and governance (“ESG”) consideration and responsible investing, cybersecurity and resilience, responsible information and data use, financial crime prevention, and privacy and information security matters, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. States in the U.S. and jurisdictions outside the U.S. continue to add new complexity to the patchwork of laws and regulations already in existence relating to privacy and cybersecurity, and we are expecting similar new laws at the federal level and in multiple states in the U.S. The same complexity resulting from multiple standards exists for retirement investing where individual states and federal regulators continue to propose or enact their own rules. These legal and regulatory changes have impacted and may in the future impact how we are regulated and how we operate and govern our businesses.
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

Advice & Wealth Management Regulation
Certain of our subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and with certain states, the District of Columbia and other U.S. territories. Our broker-dealer subsidiaries are also members of self-regulatory organizations, including Financial Industry Regulatory Authority (“FINRA”), and are subject to the regulations of these organizations. The SEC and FINRA have stringent rules with respect to the net capital requirements (which includes rules around customer protection) and the marketing and trading activities of broker-dealers. Our broker-dealer subsidiaries, as well as our financial advisors and other personnel, must obtain all required state and FINRA licenses and registrations to engage in the securities business and take certain steps to maintain such registrations in good standing. SEC regulations also impose notice requirements and capital limitations on the payment of dividends by a broker-dealer to a parent, and they have proposed regulations regarding cybersecurity programs and the public reporting of incidents impacting broker-dealers like ours.
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
The SEC’s Regulation Best Interest standard of care became effective June 30, 2020 and the SEC continues to issue various statements and other guidance on complying with the regulation. Furthermore, several states have either issued their own best interest or fiduciary rules or are considering doing so and those rules may be limited to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The U.S. Department of Labor (“DOL”) finalized its voluntary exemption for providing investment advice to retirement account clients and has reinstated prior guidance for determining who is an investment advice fiduciary under pension regulations. While not a regulator, the Certified Financial Planner Board professional standards of conduct includes a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. Considering the various fiduciary rules and regulations that continue to be proposed, finalized, and sometimes withdrawn or amended, we continue to exert significant efforts to evaluate and prepare to comply with each rule.
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
U.K. Regulation
Outside of the U.S., Columbia Threadneedle is authorized to conduct its financial services business in the U.K. under the Financial Services and Markets Act 2000. A number of legal entities in the Columbia Threadneedle business are currently regulated by the Financial Conduct Authority (“FCA”) and one entity in the Columbia Threadneedle business is also regulated by the Prudential Regulation Authority (“PRA”). FCA and PRA rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance. As with the U.S. regulatory environment, we continue to see enhanced legislative and regulatory interest regarding financial services. Key U.K. regulatory developments and trends include the following:
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
•Financial Resilience. EU and U.K. regulators have revised the prudential regime applying to asset managers and investment firms. This is being phased in over a five-year period and introduces a number of new concepts, including new capital requirements.
•FCA Consumer Duty. The FCA is introducing a new Consumer Duty that will set higher expectations for the standard of care that firms provide to retail consumers.
Our U.K. asset management business must comply with local EU and country requirements as a non-EU firm, which includes leveraging our various EU-based affiliated entities (such as those in Luxembourg and the Netherlands) to provide services and marketing to EU clients and investors. We continue to actively monitor the political activity around Brexit, including with respect to the continued permissibility of the delegation of asset management services from the EU to non-EU countries such as the U.S. and U.K. We have an established fund range domiciled in Luxembourg (both UCITS and Alternative Investment Funds), Ireland and the Netherlands, along with Luxembourg-based and Netherlands-based affiliated management companies. Our Luxembourg and Netherlands affiliates may perform fund management, administration and distribution functions. Therefore, we are well placed to continue to serve investors in the EU.
Pan-European and Other Non-U.S. Regulation
In addition to the above, certain of our asset management subsidiaries and branches are required to comply with pan-European directives as issued by the European Commission and adopted by EU member states. Certain of these directives have impacted and will continue to impact our global asset management business. For example, certain of our asset management subsidiaries are required to comply with the Markets in Financial Instruments Directive (“MiFID II”), Markets in Financial Instruments Regulation (“MiFIR”), Alternative Investment Fund Managers Directive (“AIFMD”), European Market Infrastructure Regulation (“EMIR”) , UCITS and the Sustainable Finance Disclosure Regulation (“SFDR”) and the Packaged Retail and Insurance-based Investment Products Regulation (“PRIIPs”). These requirements impact the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. Similar to the developments in the U.S., we continue to see enhanced legislative and regulatory interest regarding financial services through international markets, including in the U.K. and EU where we have a substantial asset management business. These international rules, proposed rules, regulatory priorities or general discussions may impact us directly or indirectly, including as a regulated entity or as a service provider to, or a business receiving services from or engaging in transactions with, regulated entities. In addition to regulations noted in this section, within the EU and the U.K. we have been and will continue to address regulatory reforms or structural changes including but not limited to: enhanced regulatory focus and specific EU regulations on sustainable finance and ESG; Senior Manager and Certification Regime U.K. only); Solvency II; Market Abuse Regulation; Transparency Directive II; Fifth Money Laundering Directive; EU Benchmarks Regulation; Money Market Fund Regulation; Shareholder Rights Directive; Securitisation Regulation; and Criminal Finance Act. In addition, although the U.K. has now left the EU, the U.K. regulators may choose to implement future EU regulations and apply them in the U.K. potentially with significant variation from the EU regulations and potentially increasing the complexity and costs for our compliance with divergent sets of rules.
Columbia Threadneedle companies or activities are also subject to various local country or jurisdiction regulations and to corresponding regulators in Europe, Canada, Dubai, Hong Kong, Singapore, South Korea, South America and Australia. With our growth in the EU, including the acquisition of the BMO Global Asset Management (EMEA) business, we have (and will continue to have) greater engagement with the Luxembourg, Irish and Dutch regulators.
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
All states require participation in insurance guaranty associations, which assess fees (subject to statutory limits) to insurance companies in order to fund claims of policyholders and contract holders of insolvent insurance companies. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insurer’s insolvency. See Note 25 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.
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
Our RiverSource Life companies are subject to various levels of regulatory intervention if their total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2022:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$571	$3,103	543%
RiverSource Life of NY	$40	$320	801%
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
As part of its Solvency Modernization Initiative, in 2010 the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance, and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its Own Risk Solvency Assessment, which is a complete self-assessment of its risk management functions and capital adequacy. These laws were enacted by the domiciliary states of RiverSource Life: Minnesota and New York. We complete and file these reports as required by the laws and regulations of those states. Insurance regulation and supervision also goes beyond direct regulation of our insurance companies in other ways. For example, while Minnesota and New York have not yet implemented the NAIC’s “Group Capital Calculation”, what is approved will create new capital frameworks for us depending on any final rules from the FRB arising out of its still pending 2019 proposal discussed below that may supersede such Minnesota or New York requirements.
Federal Banking and Financial Holding Company Regulation
Ameriprise Bank is subject to regulation by the OCC, which is the primary regulator of federal savings banks, the Consumer Financial Protection Bureau (“CFPB”) and by the Federal Deposit Insurance Corporation (“FDIC”) in its role as insurer of Ameriprise Bank's deposits. As a federally chartered savings bank, Ameriprise Bank is subject to numerous rules and regulations governing all aspects of the banking business, including lending practices and transactions with affiliates. Ameriprise Bank is also subject to specific capital rules and limits on capital distributions, including payment of dividends. If Ameriprise Bank's capital falls below certain levels, the OCC would be required to take remedial actions and could take other actions, including imposing further limits on dividends or business activities. In addition, an array of Community Reinvestment Act (“CRA”), fair lending and other consumer protection laws and regulations apply to Ameriprise Bank.
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
Under the Bank Holding Company Act, bank holding companies and their banking subsidiaries are generally limited to the business of banking and activities closely related or incidental to banking, and going beyond these activities would require a conformance period request from the FRB. As a financial holding company, we may engage in activities that are financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of either a bank holding company (or a bank) without the prior approval of the FRB or of a non-financial company absent an available exemption.
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
The FRB proposed a new capital framework termed the “Building Block Approach” in September 2019 (which is still pending and has not been finalized) for savings and loan holding companies like Ameriprise that are significantly engaged in insurance activities (“ISLHCs”). In general, under the proposed rule, ISLHCs would be required to aggregate state-based insurance capital requirements with banking capital requirements for non-insurance businesses to satisfy specific minimum total requirements and hold an additional capital conservation buffer.
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

In 2017 and subsequent announcements, the FCA announced that London Interbank Offered Rate (“LIBOR”) is to be phased out and secured agreement with panel banks to continue to submit to LIBOR during a transition period. All currencies, except U.S. Dollar, ceased publication on December 31, 2021, and U.S. Dollar LIBOR will cease publication after June 2023. Following our transition for currencies other than the U.S. Dollar which went as expected, we are preparing for the discontinuation and transition of U.S. Dollar LIBOR and other interbank offering rates (“IBORS”) on various aspects of our business and believe we will be well positioned as those benchmark rates transition to risk free rates.
Privacy, Environmental and Anti-Money Laundering Laws
Many aspects of our business are subject to comprehensive legal requirements concerning the use and protection of personal information, including client and employee information, from a multitude of different functional regulators and law enforcement bodies. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, an ever increasing number of state laws and regulations such as the New York State Department of Financial Services’ Cybersecurity Requirements for Financial Services Companies, and California privacy legislation, as recently amended, EU data protection legislation, known as the Global Data Protection Regulation (“GDPR”), as implemented in the respective EU member states, the U.K. Data Protection Act, 2018 and U.K. GDPR, and data protection rules in other regions in which we operate outside the U.S. and the EU. We have also implemented policies and procedures in response to such requirements. We continue our efforts to safeguard the data entrusted to us in accordance with applicable laws and our internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve our business objectives and best serve our clients. To the extent we do experience an incident, we have developed and implemented a cybersecurity incident response manual, which we regularly exercise and update, as appropriate.
As the owner and operator of real property, we are subject to federal, state, local and foreign environmental laws and regulations. We periodically conduct certain air and water reviews on our own real estate as well as investment real estate to assess and support our compliance with these laws and regulations.
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the USA Patriot Act, was enacted in October 2001. It substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S. In response, we enhanced our existing anti-money laundering programs and developed new procedures and programs, including enhancing our “know your customer” and “due diligence” programs. We continuously review, update and enhance our anti-money laundering procedures and programs. In addition, we will continue to comply with anti-money laundering legislation in the U.K. derived from applicable EU directives and international initiatives adopted in other jurisdictions in which we conduct business.
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
Market Risks
Our results of operations and financial condition may be adversely affected by market fluctuations and by economic, political and other factors.
Our results of operations and financial condition may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, regional, national or local in nature, include: (i) the level and volatility of the markets, including equity prices, interest rates, commodity prices, currency values and other market indices and drivers; (ii) geopolitical strain, terrorism and armed conflicts, (iii) political, social, economic and market conditions; (iv) the availability and cost of capital; (v) the ongoing coronavirus disease 2019 (“COVID-19”) pandemic or other global health emergencies; (vi) technological changes and events; (vii)

U.S. and foreign government fiscal and tax policies; (viii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (ix) the availability and cost of credit and hedge markets; (x) the ongoing inflationary environment; (xi) investor sentiment and confidence in the financial markets; and (xii) natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact client activity in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives.
Declines and volatility in U.S. and global market conditions (such as those that resulted from the COVID-19 pandemic and subsequent economic environment) have impacted our businesses in the past, are impacting us now and may do so again. Our businesses have been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. Each of our segments operates in these markets with exposure for us and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. It is difficult to predict when, how long and to what extent the aforementioned adverse conditions will exist, which of our markets, products and businesses will be directly affected and to what extent our clients may seek to bring claims arising out of investment performance that is affected by these conditions. As a result, these factors could materially adversely impact our financial condition and results of operations.
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
Most of our variable annuity products contain guaranteed minimum death benefits and a majority of our variable annuity products in force contain guaranteed minimum withdrawal and accumulation benefits. Decline or volatility in equity and/or bond markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. Discontinuing the sale of new fixed annuities and variable annuities with living benefits will lessen this risk over time. Although we have hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity and/or bond market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. Further, the cost of hedging our liability for these guarantees has increased as a result of volatility in the equity markets, as well as broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties. In addition, heightened volatility (and the transition away from LIBOR as a widely accepted interest rate reference) creates greater uncertainty for future hedging effectiveness.
Changes in interest rates may affect our results of operations and financial condition.
Certain of our insurance, annuity, investment products, wrap fees and banking products are sensitive to interest rate fluctuations (inclusive of changes in credit spreads), which could cause future impacts associated with such fluctuations to differ from our historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of our variable annuity products, something we saw as a result of volatility that resulted from the

COVID-19 pandemic. Although we typically hedge to mitigate some of the effect of such fluctuations, significant changes in interest rates (or prolonged periods of low interest rates) could have a material adverse impact on the profitability of certain products or product lines or our results of operations or financial condition. In addition, as rates increase, the posting of collateral for liquidity needs will also increase as a result of the hedging of variable annuity products. Depending on how rapidly rates increase and other factors, we may need to access liquidity sources that are more costly, which could have a material adverse impact on profitability or our results of operations or financial condition.
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
If there is a return to a period of prolonged low interest rates, our spread may be reduced or could become negative. Due to the long-term nature of the liabilities associated with certain of our businesses, such as long term care and universal life with secondary guarantees as well as guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject us to reinvestment risks and increased hedging costs. We periodically review and, where appropriate, adjust our assumptions.
As market interest rates increase, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and face-amount certificates, and we may increase crediting rates on in force products to keep these products competitive (which could have an adverse effect on our financial condition and results of operations). Because yields on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, or changes in demands of certain bank or certificate products as policyholders, contractholders and clients seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from our business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in investment losses. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. An increase in policy surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs (“DAC”) or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings in the period. If higher market interest rates lead to inflows into interest-sensitive products (such as face-amount certificates and certain banking products) or other changes in product behavior, our capital requirements may increase as well.
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
Our businesses operate in intensely competitive industries, including broker-dealers, banks, asset managers, insurers and other financial institutions, some of which have a larger market share, greater investments in technology and analytics, greater investment in advertising and brand, less regulation or greater financial resources than we do. Furthermore, our competitors may be better able to address trends, structural changes, or movement of assets resulting from industry changes in response to the uncertain regulatory environment in the U.S. and around the world. We could experience lower sales, higher costs, technology obsolescence or other developments that could negatively impact our results of operations.
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
Our continued success depends to a substantial degree on our ability to attract, motivate, engage and retain qualified people in a very competitive market. The financial services industry has always been a highly competitive industry; however, we are currently experiencing a surge in labor market activity. Higher turnover, fewer individuals entering the labor force, increased demand for flexibility and fully remote work, and wage sensitivity due to the inflationary environment have resulted in labor shortages, increased costs of labor, and complexity in recruiting and retaining talent. We continue to assess risk and invest in our employees to remain competitive, however, we also recognize that the possibility of increased turnover may impact our ability to attract, support and retain clients. We are also dependent on our network of advisors to drive growth and results in our wealth management business, and for a significant portion of the sales of our products, and the recruiting environment for financial advisors is highly competitive. In addition, the investment performance of our asset management products and services, and the retention of our products and services by our clients, are dependent upon the strategies and decisions of our portfolio managers and analysts. From time to time there are regulatory-driven or other trends and developments within the industry, such as changes around the Protocol for Broker Recruiting or the recent proposal by the Federal Trade Commission (and similar state proposals and general scrutiny) around non-competition agreements, that could potentially impact the dynamics between us and our competitors or negatively impact our business. If employees or advisors who maintain relationships with our clients leave, we may not be able to retain valuable relationships and our clients may choose to leave for a competitor. If we experience a prolonged inability to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.
The negative performance or default by other financial institutions or other third parties could adversely affect us.
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
Capital and credit market volatility or a sudden devaluation of a specific product or security (such as happened with cryptocurrency) can exacerbate, and has exacerbated, the risk of third-party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict our access and our clients’ access to cash and investments. Although we are not required to do so, we have elected in the past, and we may elect in the future, to compensate clients for losses incurred in response to such events, provide clients with temporary credit or liquidity or other support related to products that we manage, or provide credit liquidity or other support to the financial products we manage. If we elect to provide additional support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely impact our results of operations. If we were to take such actions we may also restrict or otherwise utilize our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.
We may not be able to maintain our unaffiliated third-party distribution channels and the sale of unaffiliated products may diminish sales of our own products.
We distribute many of our investment products through unaffiliated third-party advisors and financial institutions. Maintaining and deepening relationships with these unaffiliated distributors is an important part of our growth strategy, as strong third-party distribution arrangements enhance our ability to market our products or service our clients and to increase our assets under management, revenues and profitability. Access to distribution channels is subject to intense competition due to the large number of competitors and products in the investment advisory industry as well as regulatory and consumer trends driving escalating compliance, disclosure and risk management requirements for distributors. Relationships with our distributors are subject to periodic negotiation that may result in increased distribution costs and/or reductions in the amount of our products marketed.
As a result, there can be no assurance that the distribution relationships we have established will continue. Any such reduction in access to third-party distributors may have a material adverse effect on our ability to market our products and to generate revenue in our Advice & Wealth Management and Asset Management segments. Further, any increase in the costs to distribute our products or reduction in the type or amount of products made available for sale may have a material effect on our revenues and profitability.
The sale of third-party products to our clients (and further expansion of our advisor network’s product suite to include additional products of unaffiliated insurance companies and asset managers) may lower sales of our companies’ own products, lead to higher surrenders or redemptions, or other developments which might not be fully offset by higher distribution revenues or other benefits, possibly resulting in an adverse effect on our results of operations.
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
The determination of the amount of allowances varies by investment type and is based upon our periodic evaluation and assessment of inherent and known risks associated with the respective asset class.
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
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, and limited partnership interests, all of which are relatively illiquid. These asset classes represented 8.2% of the carrying value of our investment portfolio as of December 31, 2022. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.
The elimination of LIBOR may adversely affect the interest rates on, and value of, certain derivatives and floating rate securities we hold, the activities we conduct, and any other assets or liabilities, the value of which is tied to LIBOR.
The elimination of LIBOR and transition to alternative reference rates may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in our financial assets and liabilities. U.S. Dollar LIBOR is anticipated to be phased out by June 30, 2023, and replaced by the Secured Overnight Financing Rate, and all other LIBOR currencies were phased out by December 31, 2021. There will continue to be work required to transition to the new benchmark rates for U.S. Dollar. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets, as well as fluctuations in certain mark-to-market derivative instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities we hold, the activities we conduct in our various businesses, and any other assets or liabilities (as well as contractual rights and obligations), the value of which is tied to LIBOR. The value or profitability of these products and instruments, and our costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially in use.
Insurance Risks
The failure of other insurers could require us to pay higher assessments to state insurance guaranty funds.
Our insurance companies are required by law to be members of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, our insurance companies could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years have weakened or may weaken the financial condition of numerous insurers, including insurers currently in receivership, increasing the risk of triggering guaranty fund assessments upon order of liquidation.
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
We set prices for RiverSource disability insurance (and historically LTC insurance) as well as some annuity products based upon expected claims payment patterns, derived from assumptions we make about our policyholders and contractholders, including expenses, fees, investment returns, and morbidity and mortality rates. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. Actual experience can differ from our assumptions for many reasons over the time an insurance product is held. If mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.
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
For our LTC insurance, universal life insurance policies with secondary guarantees and variable annuities with guaranteed minimum withdrawal benefits, actual persistency that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than we assumed, we could be required to make greater benefit payments than we had anticipated when we priced or partially reinsured these products.
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
Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects. Reputational damage may arise from numerous sources including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, clients’ or potential clients’ perceived failure of how we address certain political, environmental, social or governance topics, technological breakdowns, cybersecurity attacks, or other security breaches (including attempted breaches or inadvertent disclosures) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of our employees, advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm our reputation and potentially expose us to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
Misconduct by our employees and advisors may be difficult to detect and deter and may damage our reputation. Misconduct or errors by our employees and advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct or mistakes can occur in each of our businesses. We cannot always deter misconduct by our employees and advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among our franchisee advisors who are not employees of our company presents additional challenges and could have an adverse effect on our business. Our reputation depends on our continued identification of and mitigation against conflicts of interest. We have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest, though our reputation could be damaged if we fail, or appear to fail, to address conflicts of interest appropriately.

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
We may face direct or indirect effects of our responses to climate change.
Climate change may increase the severity and frequency of weather-related catastrophes, or adversely affect our investment portfolio or investor sentiment. This includes the potential for an increase in the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio and those available to clients through third-parties. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict or estimate the long-term impacts on us from climate change or related regulation.
Our operational systems and networks (as well as those of our franchise advisors) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts.
Our business is reliant upon internal and third-party-controlled and operated technology systems and networks to process, transmit and store information, including our clients’, employees’ and advisors’ personal information, as well as our proprietary information, and to conduct many of our business activities and transactions. Maintaining the security and integrity of this information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of our business operations, including our reputation, the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information. To date, we have not experienced any material breaches of or interference with our centrally controlled systems and networks. However, we routinely face and address such evolving threats and have been able to detect and respond to these incidents to date without a material loss of client financial assets or information through the use of ongoing monitoring and continual improvement of our security and incident response capabilities.
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
On a corporate basis, various laws and regulations, and in some cases contractual obligations, require us to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents. We have established policies and implemented such technical and operational measures ourselves and have in place policies that require our service providers and franchisee advisors, each of which control locally their own technology operations, to do the same. The increase in hybrid working among our employees adds complexity to monitoring and processing procedures. Changes in our business or technological advancements may also require corresponding changes in our systems, networks and data security and response measures. While accessing our products and services, our customers may use computers and other devices that sit outside of our security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and report incidents they suffer. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the technical and operational security and response measures we currently maintain or that we allow franchise advisors to maintain and control locally.
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
Operating errors and system or network interruptions could delay and disrupt our operations. Interruptions could be caused by mistake, malfeasance or other operational failures by service provider staff, employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, maintenance of existing technology, or natural disasters, each of which may impact our ability to run our systems or encounter varying downtime. Though we plan for resiliency in our systems, we could face additional downtime or data loss if our plans do not work as expected. Our financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients. Further, while we require their existence by contract, we cannot control the execution of any business continuity or incident response plans implemented by our service providers or our franchise advisors.
We rely on third-party service providers and vendors for certain communications, technology and business functions and other services, and we face the risk of their operational failure (including, without limitation, loss of staff due to widespread illness, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products and technological means for accessing these products or client accounts. Any such failure, termination or constraint or flawed execution or response could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.
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
Our financial performance also requires us to develop, effectively manage, and market new or existing products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services, including the creation of Asset Management and other products with a focus on environmental, social and governance matters, require continued innovative effort and may require significant time, resources, and ongoing support. Substantial risk and uncertainties are associated with the introduction and ongoing maintenance of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting and sometimes contradictory client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
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
We act as a holding company for our subsidiaries, through which substantially all of our operations are conducted. Dividends and returns of capital from our subsidiaries and permitted payments to us under our intercompany arrangements with our subsidiaries are our principal sources of cash to pay shareholder dividends and to meet our financial obligations. These obligations include our operating expenses and interest and principal on our borrowings. If the cash we receive from our subsidiaries pursuant to dividend payment or return of capital and intercompany arrangements is insufficient for us to fund any of these obligations, we may be required to raise cash through the incurrence of additional debt, the issuance of additional equity or the sale of assets. If any of this happens, it could adversely impact our financial condition and results of operations.

Insurance, banking and securities laws and regulations, including the FCA’s Investment Firms Prudential Regime, the FRB’s 2019 proposal for a new capital framework for ISLHCs, termed the “Building Block Approach” and the NAIC’s “Group Capital Calculation” (which represents an insurance-focused capital framework), may regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries and our face-amount certificate company) to pay dividends, return capital or make other permitted payments or practically impact our capital structure and dividends or other payments from our subsidiaries. Additionally, the rating organizations effectively impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries. We must manage our business within the expectations of the patchwork of regulations and capital expectations from these parties. As asset values decline or other financial drivers to our business worsen, our and our subsidiaries’ ability to pay dividends, return capital or make other permitted payments can be reduced. Additionally, the various asset classes held by our subsidiaries, and used in determining required capital levels, are weighted differently or are restricted as to the proportion in which they may be held depending upon their liquidity, credit risk and other factors. The regulatory capital requirements and dividend-paying ability of our subsidiaries may also be affected by a change in the mix of products sold by such subsidiaries. Further, the capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory or rating organization scrutiny and intervention, which could negatively affect our and our subsidiaries’ ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary and advisable to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.
The operation of our business in foreign markets and our investments in non-U.S. denominated securities and investment products subjects us to exchange rate and other risks in connection with international operations and earnings and income generated overseas.
While we are a U.S.-based company, a portion of our business operations occurs outside of the U.S. and some of our investments are not denominated in U.S. dollars. As a result, we are exposed to certain foreign currency exchange risks that could reduce U.S. dollar equivalent earnings as well as negatively impact our general account and other proprietary investment portfolios. Appreciation of the U.S. dollar could, and has, unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments and investments in foreign subsidiaries. In comparison, depreciation of the U.S. dollar could positively affect our net income from foreign operations and the value of non-U.S. dollar denominated investments, though such depreciation could also diminish investor, creditor and rating organizations’ perceptions of our company compared to peer companies that have a relatively greater proportion of foreign operations or investments.
In addition, conducting and increasing our international operations subjects us to new risks that, generally, we have not faced in the U.S., including: (i) potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings; (ii) the localization of our solutions and related costs; (iii) the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations; and (iv) social and economic situations outside of the U.S. The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources and we cannot be certain these operations will produce desired levels of revenues or profitability. Our acquisition of the BMO Global Asset Management (EMEA) business heightens these risks as it nearly doubles our asset management business in EMEA.
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
In particular, there remains some uncertainty around the ongoing impact of the COVID-19 pandemic. Though we are currently navigating hybrid working environments, we recognize that the pandemic may shift, and we cannot control various governmental responses, imposed quarantines, effectiveness of vaccines and healthcare, or any related regulation that could come from a change in the status of the pandemic.
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
We have made acquisitions and divestitures (including sales of insurance blocks via reinsurance transactions) in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment (including our risk management policies and procedures), difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations or expected synergies for the acquired businesses. Fully integrating an acquired company or business into our operations (such as our acquisition of the BMO Global Asset Management (EMEA) business) takes a significant amount of time and attention and incurs both expected and unexpected integration costs over several years. The ongoing integration of the BMO Global Asset Management (EMEA) business is a time-consuming and expensive process and could significantly disrupt our business. Our failure to meet the challenges involved in continuing to integrate the operations of the BMO Global Asset Management (EMEA) business (and to conform to banking and other applicable laws and regulations) or to otherwise realize any of the anticipated benefits of the acquisition could adversely impair our business or our results.
Risks in divestiture transactions (many of which are present in sales of insurance blocks via reinsurance) include difficulties in the separation of the disposed business, retention of obligations to indemnify for certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us, if any, and unexpected difficulties in losing employees of the disposed business. We cannot provide assurance that we will be successful in overcoming these risks or any other problems encountered with acquisitions, divestitures and other strategic transactions. Execution of our business strategies also may require certain regulatory approvals or consents, which may include approvals of the FRB and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the activities or transactions contemplated by our business strategies which may impact negatively our ability to realize fully the expected benefits of certain opportunities. These risks may prevent us from realizing the expected benefits from acquisitions or divestitures and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.
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
Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and international laws and regulations. For a discussion of the regulatory framework in which we operate, see “Business - Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K. Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. Further, any future legislation or changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Legislation could require changes to our business operations or our regulatory reporting relationships. Such changes may impact our business operations and profitability, increase our costs of doing business, increase compliance costs as well as have a material effect on fee rates, interest rates and foreign exchange rates, which could materially impact our products, services, investments, results of operations, products and liquidity in ways that we cannot predict. Ongoing changes to regulation and oversight of the financial industry may generate outcomes, the full impact of which cannot be immediately ascertained as government intervention could distort customary and expected commercial behavior.

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
Insurance Regulation: Changes in the state regulatory requirements applicable to our insurance companies that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Further, we cannot predict the effect that proposed federal legislation may have on our businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury or by any of the Domiciliary Regulators, the NAIC or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. As discussed earlier, the FRB’s 2019 proposal for a new capital framework for ISLHCs, would create new capital requirements for us (even if there are any refinements to the proposal) which could potentially impact the way we structure our capital or manage our business.
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
Employment Regulation: We have a global workforce and face expansion of employment laws in various states, cities, and countries. These regulations vary from jurisdiction to jurisdiction, and we seek to provide a uniform employee experience, while simultaneously complying with unique or differing regulatory requirements. A portion of our advisor force consists of independent contractors. Legislative or regulatory action that redefines the criteria for determining whether a person is an employee or an independent contractor could materially impact our industry, our business and our relationships with (and ability to provide various types of support to) our advisors and their staff, resulting in an adverse effect on our results or operations.
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
We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, state or foreign tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our earnings. Furthermore, guidance issued by the U.S. Department of Treasury and others can be critical to the application and impact of new laws (such as the recently enacted Inflation Reduction Act of 2022) and in avoiding unintended impacts from legislation. The jurisdictions we operate in may not always provide clear guidance that is responsive to industry questions and concerns. If guidance is unclear, it could increase our taxes or create a potential for disagreement about interpretation of the tax code.
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
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon, or constitute misappropriation of, such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. Any party that holds a patent could make a claim of infringement against us. The threat of patent litigation from non-practicing entities could impact financial services firms and successful resolution could still have a significant financial impact. We may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
Changes in and the adoption of accounting standards could have a material impact on our financial statements.
Our accounting policies provide a standard for how we record and report our results of operations and financial condition. We prepare our financial statements in accordance with U.S. generally accepted accounting principles. It is possible that accounting changes could have a material effect on our results of operations and financial condition. The Financial Accounting Standards Board (“FASB”), the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of our financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements. As an example, in August 2018, the FASB updated the accounting standard related to long-duration insurance and annuity contracts that is effective January 1, 2023 and is expected to result in significant changes to how we account for and report our insurance and annuity contracts (both in force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of DAC. See Note 3 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on recent accounting pronouncements.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, a 959,000 square foot building that we lease, and our Client Service Center, an 871,000 square foot building, that we own. We have announced that starting in 2023, we will be consolidating our Minneapolis office footprint, and we plan to move all our Minneapolis based employees to our Client Service Center by 2025. Generally, we lease the premises we occupy in other locations, including the 38,000 square foot executive offices that we lease in New York City and branch offices for our employee advisors throughout the U.S.
Our other principal leases are in the following locations:
•As of December 31, 2022, Columbia Threadneedle occupies 82,000 square feet of offices in Boston. Columbia Threadneedle also leases approximately 66,000 square feet of a shared building in London plus an additional 73,000 square feet in four shared buildings in London following the acquisition of the BMO Global Asset Management (EMEA) business (as well as additional locations in Swindon, U.K., Dorking, U.K. and Edinburgh, U.K.), approximately 39,000 square feet of a shared building in New York and also leases property in a number of other cities to support its global operations; and
•Las Vegas, Nevada (supporting aspects of our Advice & Wealth Management businesses) and Gurugram and Noida India (supporting our broader business in the U.S.).
We believe that the facilities owned or occupied by our company suit our needs and are well maintained.
Item 3. Legal Proceedings
For a discussion of material legal proceedings, see Note 25 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 10, 2023, we had approximately 12,153 common shareholders of record. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2022 Annual Report to Shareholders and is furnished herewith.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2022
Share repurchase program (1)	382,157	$274.73	382,157	$1,948,814,573
Employee transactions (2)	29,006	$298.88	N/A	N/A
November 1 to November 30, 2022
Share repurchase program (1)	437,991	$324.06	437,991	$1,806,879,045
Employee transactions (2)	134,733	$326.36	N/A	N/A
December 1 to December 31, 2022
Share repurchase program (1)	713,931	$315.55	713,931	$1,581,596,848
Employee transactions (2)	16,020	$318.39	N/A	N/A
Totals
Share repurchase program (1)	1,534,079	$307.81	1,534,079
Employee transactions (2)	179,759	$321.22	N/A
	1,713,838		1,534,079
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements,” our Consolidated Financial Statements and Notes that follow and the “Risk Factors” included in our Annual Report on Form 10-K. References to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.2 trillion in assets under management and administration as of December 31, 2022. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives. For additional discussion of our businesses, see Part I, Item 1 of this Annual Report on Form 10-K.
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
The following discussion includes a comparison of our 2022 and 2021 results. For a discussion of our 2020 results and for a comparison of results for 2021 and 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.
On June 2, 2021, we filed an application to convert Ameriprise Bank, FSB (“Ameriprise Bank”) to a state-chartered industrial bank regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. We also filed an application to transition the Ameriprise Bank’s personal trust services business to a new limited purpose national trust bank regulated by the Office of the Comptroller of the Currency. If the applications are approved, the proposed changes are not expected to impact our long-term strategy for the bank and should enable us to continue our strong lineup of banking solutions, including deposits, credit cards, mortgages and securities-based lending to our wealth management clients without interruption.
We consolidate certain variable interest entities for which we provide asset management services. These entities are defined as consolidated investment entities (“CIEs”). While the consolidation of the CIEs impacts our balance sheet and income statement, our exposure to these entities is unchanged and there is no impact to the underlying business results. For further information on CIEs, see Note 5 to our Consolidated Financial Statements. The results of operations of the CIEs are reflected in the Corporate & Other segment. On a consolidated basis, the management fees we earn for the services we provide to the CIEs and the related general and administrative expenses are eliminated and the changes in fair value of assets and liabilities related to the CIEs, primarily syndicated loans and debt, are reflected in Net investment income. We include the fees from these entities in the Management and financial advice fees line within our Asset Management segment.
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
The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Years Ended December 31,		Years Ended December 31,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income	$2,559	$2,760	$22.51	$23.00
Less: Net realized investment gains (losses) (1)	(97)	87	(0.85)	0.73
Add: Market impact on non-traditional long-duration products (1)	(211)	656	(1.86)	5.47
Add: Mean reversion related impacts (1)	268	(152)	2.36	(1.27)
Add: Market impact of hedges on investments (1)	—	22	—	0.18
Less: Block transfer reinsurance transaction impacts (1)	—	521	—	4.34
Add: Integration/restructuring charges (1)	50	32	0.44	0.27
Less: Net income (loss) attributable to CIEs	(4)	(3)	(0.04)	(0.03)
Add: Tax effect of adjustments (2)	(43)	11	(0.38)	0.09
Adjusted operating earnings	$2,724	$2,724	$23.96	$22.70

Weighted average common shares outstanding:
Basic	111.3	117.3
Diluted	113.7	120.0
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.

The following table reconciles net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Years Ended December 31,
	2022	2021
	(in millions)
Net income	$2,559	$2,760
Less: Adjustments (1)	(165)	36
Adjusted operating earnings	$2,724	$2,724

Total Ameriprise Financial, Inc. shareholders’ equity (2)	$4,453	$5,944
Less: AOCI, net of tax (2)	(1,487)	556
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	5,940	5,388
Less: Equity impacts attributable to CIEs	—	2
Adjusted operating equity	$5,940	$5,386

Return on equity, excluding AOCI	43.1%	51.2%
Adjusted operating return on equity, excluding AOCI (3)	45.9%	50.6%
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
(2) We revised prior period Consolidated Financial Statements to correct shadow unearned revenue liability balances associated with universal life insurance products. See Note 28 to our Consolidated Financial Statements for a summary of the revision.
(3) Adjusted operating return on equity, excluding AOCI is calculated using adjusted operating earnings in the numerator and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 21%.
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

EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). Changes in these assumptions can be offsetting and we are unable to predict their movement, sensitivities in reported amounts, offsetting impacts or future impacts to the Consolidated Financial Statements over time or in any given future period. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The effect on the DAC balance that would result from the realization of unrealized gains (losses) on securities is recognized with an offset to AOCI on the Consolidated Balance Sheets.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 5.6% for fixed income funds. We typically use a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.
A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(32)	$(83)	$(115)

Decrease in future near-term equity fund growth returns by 100 basis points	$(31)	$(61)	$(92)
Decrease in future long-term equity fund growth returns by 100 basis points	(19)	(41)	(60)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(50)	$(102)	$(152)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with isolated changes of any single assumption is not an indicator of future results.
Traditional Long-Duration Products
For our traditional long-duration products (including traditional life and disability income (“DI”) insurance products), our DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the reporting date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing determines that reserves are inadequate. Changes in these assumptions can be offsetting and we are unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period. Projection periods used for our traditional life insurance are up to 30 years. Projection periods for our DI products are up to 45 years. We may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
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
Variable Annuities
We have approximately $74 billion of variable annuity account value that has been issued over a period of more than 50 years. The diversified variable annuity block consists of $32 billion of account value with no living benefit guarantees and $42 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts offered by us contain GMDB provisions. We also offer variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as GGU benefits. We discontinued most new sales of GMWB and GMAB by the end of 2021 and new sales were completely discontinued as of mid-2022. We also previously offered contracts containing GMIB provisions. See Note 12 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.
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
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuates based on equity markets and interest rates and is a liability. In addition, the valuation of embedded derivatives is impacted by an estimate of our nonperformance risk adjustment. This estimate includes a spread over the U.S. Treasury curve as of the balance sheet date. As our estimate of this spread over the U.S. Treasury curve widens or tightens, the liability will decrease or increase.
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
Distribution Fees
Distribution fees primarily include point-of-sale fees (such as mutual fund front-end sales loads) and asset-based fees (such as 12b-1 distribution and shareholder service fees). Distribution fees also include amounts received under marketing support arrangements for sales of mutual funds and other companies’ products, such as through our wrap accounts, as well as surrender charges on annuities and UL and VUL insurance. Distribution fees also include revenue for placing clients’ deposits in its brokerage sweep program with third-party banks as well as revenue from brokerage clients for the execution of requested trades.
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
Benefits, Claims, Losses and Settlement Expenses
Benefits, claims, losses and settlement expenses consist of amounts paid and changes in liabilities held for anticipated future benefit payments under insurance policies and annuity contracts, along with costs to process and pay such amounts. Amounts are net of benefit payments recovered or expected to be recovered under reinsurance contracts. Benefits under variable annuity guarantees include the changes in fair value of GMWB and GMAB embedded derivatives and the derivatives hedging these benefits, as well as the changes in fair value of derivatives hedging GMDB provisions. The changes in fair value of structured variable annuity embedded derivatives and the derivatives hedging this product, as well as the amortization of DSIC are also included in Benefits, claims, losses and settlement expenses.
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

Economic Environment
Global equity market conditions and fluctuations affect our results of operations and financial condition. The following table presents relevant market indices:

	Years Ended December 31,
	2022	2021	Change
S&P 500
Daily average	4,100	4,270	(4)%
Period end	3,840	4,766	(19)%
Weighted Equity Index (“WEI”) (1)
Daily average	2,699	2,894	(7)%
Period end	2,549	3,152	(19)%
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
Assets Under Management and Administration
Assets under management (“AUM”) include external client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle Investments funds, institutional clients and clients in our advisor platform held in wrap accounts as well as assets managed by sub-advisors selected by us. AUM also include certain assets on our Consolidated Balance Sheets for which we provide investment management services and recognize management fees in our Asset Management segment, such as the assets of the general account and the variable product funds held in the separate accounts of our life insurance subsidiaries and CIEs.
Assets under administration (“AUA”) include assets for which we provide administrative services such as client assets invested in other companies’ products that we offer outside of our wrap accounts. These assets include those held in clients’ brokerage accounts. We generally record revenues received from administered assets as distribution fees. We do not exercise management discretion over these assets and do not earn a management fee. These assets are not reported on our Consolidated Balance Sheets. AUA also include certain assets on our Consolidated Balance Sheets for which we do not provide investment management services and do not recognize management fees, such as investments in non-affiliated funds held in the separate accounts of our life insurance subsidiaries.
AUM and AUA do not include assets under advisement, for which we provide advisory services such as model portfolios but do not have full discretionary investment authority.
The following table presents detail regarding our AUM and AUA:

	December 31,		Change
	2022	2021
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$409.0	$460.9	$(51.9)	(11)%
Asset Management AUM	584.0	754.1	(170.1)	(23)
Corporate AUM	0.2	0.1	0.1	NM
Eliminations	(36.9)	(44.1)	7.2	16
Total Assets Under Management	956.3	1,171.0	(214.7)	(18)
Total Assets Under Administration	222.0	246.9	(24.9)	(10)
Total AUM and AUA	$1,178.3	$1,417.9	$(239.6)	(17)%
NM  Not Meaningful.
Total AUM decreased $214.7 billion, or 18%, to $956.3 billion as of December 31, 2022 compared to $1.2 trillion as of December 31, 2021 due to a $51.9 billion decrease in Advice & Wealth Management AUM driven by market depreciation, partially offset by wrap account net inflows, and a $170.1 billion decrease in Asset Management AUM primarily driven by equity and bond market depreciation and an unfavorable foreign currency translation impact. See our segment results of operations discussion for additional information on changes in our AUM.

Consolidated Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$9,033	$9,275	$(242)	(3)%
Distribution fees	1,938	1,830	108	6
Net investment income	1,474	1,683	(209)	(12)
Premiums, policy and contract charges	1,411	273	1,138	NM
Other revenues	491	382	109	29
Total revenues	14,347	13,443	904	7
Banking and deposit interest expense	76	12	64	NM
Total net revenues	14,271	13,431	840	6
Expenses
Distribution expenses	4,923	5,015	(92)	(2)
Interest credited to fixed accounts	665	600	65	11
Benefits, claims, losses and settlement expenses	1,372	716	656	92
Amortization of deferred acquisition costs	208	124	84	68
Interest and debt expense	198	191	7	4
General and administrative expense	3,723	3,435	288	8
Total expenses	11,089	10,081	1,008	10
Pretax income	3,182	3,350	(168)	(5)
Income tax provision	623	590	33	6
Net income	$2,559	$2,760	$(201)	(7)%
NM  Not Meaningful.
Overall
Pretax income decreased $168 million, or 5%, for 2022 compared to the prior year. The following impacts were significant drivers of the year-over-year change in pretax income:
•The prior year impact of the block transfer reinsurance transaction resulted in $521 million of pretax income for 2021 primarily reflecting the net realized gains on investments sold to the reinsurer.
•The mean reversion related impact was an expense of $268 million for 2022 compared to a benefit of $152 million for the prior year.
•A negative impact from lower average equity markets compared to the prior year. Our average WEI, which is a proxy for equity movements on AUM, decreased 7% in 2022 compared to the prior year. The average S&P 500 index was 4% lower for 2022 compared to the prior year.
•The unfavorable impact of unlocking was $161 million for 2022 compared to a favorable impact of unlocking of $17 million for the prior year.
•A favorable impact from the continued increase in short-term interest rates compared to the prior year.
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was a benefit of $211 million for 2022 compared to an expense of $656 million for the prior year.

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
(1) Includes an $8 million net benefit and a $25 million net benefit related to the market impact on non-traditional long-duration products for 2022 and 2021, respectively, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking and LTC loss recognition.
The primary drivers of the year-over-year unlocking impact include the following items:
•Mortality assumption on variable annuities with living benefit guarantees resulted in a higher expense in the 2022 compared to the prior year.
•Equity market volatility and correlation assumptions on variable annuities resulted in an unfavorable impact in 2022 compared to a favorable impact in the prior year.
Net Revenues
Management and financial advice fees decreased $242 million, or 3%, for 2022 compared to the prior year primarily reflecting market depreciation, an unfavorable foreign exchange impact, and a decrease in performance fees of $39 million, partially offset by revenue associated with the acquisition of the BMO Global Asset Management (EMEA) business and continued wrap account net inflows.
Distribution fees increased $108 million, or 6%, for 2022 compared to the prior year due to $264 million of higher fees on off-balance sheet brokerage cash primarily due to an increase in short-term interest rates, partially offset by lower average equity markets and decreased transactional activity.
Net investment income decreased $209 million, or 12%, for 2022 compared to the prior year primarily due to the following impacts:
•Net realized investment losses of $87 million for 2022 compared to net realized investment gains of $636 million for the prior year period. Net realized losses for 2022 were primarily driven by the fixed maturity investment portfolio repositioning in the fourth quarter of 2022. Net realized gains for 2021 included net realized gains of $561 million on Available-for-Sale securities and a $58 million net gain related to commercial mortgage loans primarily due to the sale of securities and loans to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction that closed in the third quarter 2021, as well as a $15 million gain on a strategic investment.
•The favorable impact of the recent trend in rising interest rates on the investment portfolio yield, including the fourth quarter of 2022 impact of portfolio repositioning.
•The favorable impact of growth in Ameriprise Bank and certificate businesses as a result of the market environment and our strategic decision to invest in these businesses.
•The unfavorable impact of lower average invested assets due to the sale of investments as a result of the fixed deferred and immediate annuity reinsurance transaction in the prior year.
•The $22 million unfavorable market impact of hedges to offset interest rate and currency changes on certain investments in the prior year.
Premiums, policy and contract charges increased $1.1 billion for 2022 compared to the prior year primarily reflecting ceded premiums of $1.2 billion associated with the reinsurance transaction for life contingent immediate annuity policies in the prior year.
Other revenues increased $109 million, or 29%, for 2022 compared to the prior year primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Banking and deposit interest expense increased $64 million for 2022 compared to the prior year primarily due to higher average crediting rates on certificates and bank cash deposits and increased cash deposits at the bank.

Expenses
Distribution expenses decreased $92 million, or 2%, for 2022 compared to the prior year primarily reflecting lower average equity markets and decreased transactional activity.
Interest credited to fixed accounts increased $65 million, or 11%, for 2022 compared to the prior year primarily reflecting the following items:
•An $23 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $13 million for 2022 compared to an unfavorable impact of $10 million for the prior year.
•A $105 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $51 million for 2022 compared to a benefit of $54 million for the prior year. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current year period, which reflected higher option costs due to a higher new money rate, compared to a decrease in the IUL embedded derivative in the prior year period, which reflected lower option costs due to higher discount rates.
Benefits, claims, losses and settlement expenses increased $656 million, or 92%, for 2022 compared to the prior year primarily reflecting the following items:
•A $1.2 billion decrease in expense associated with the reinsurance transaction for life contingent immediate annuity policies in the prior year.
•A $145 million increase in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.
•A $1.0 billion decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.2 billion change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $127 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for 2022 compared to an expense in the prior year.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for 2022 compared to the prior year.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for 2022 compared to the prior year.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various contractholder behavioral items, were a lower net benefit for 2022 compared to the prior year.
•The impact of unlocking was an expense of $170 million for 2022 compared to an expense of $59 million for the prior year.
•The mean reversion related impact was an expense of $159 million for 2022 compared to a benefit of $91 million for the prior year.
Amortization of DAC increased $84 million, or 68%, for 2022 compared to the prior year primarily reflecting the following items:
•The mean reversion related impact was an expense of $108 million for 2022 compared to a benefit of $60 million for the prior year.
•The impact of unlocking in 2022 was a benefit of $8 million compared to a benefit of $60 million in the prior year period.
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $106 million for 2022 compared to a benefit of $51 million for the prior year.
•A decrease in amortization reflecting lower than expected client exit rates.
General and administrative expense increased $288 million, or 8%, for 2022 compared to the prior year primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business and higher integration related expenses, partially offset by disciplined expense management and reengineering, lower performance fee related compensation and a favorable foreign exchange impact.
Income Taxes
Our effective tax rate was 19.6% for 2022 compared to 17.6% for the prior year. See Note 23 to our Consolidated Financial Statements for additional discussion on income taxes.

Results of Operations by Segment
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 27 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
The following table presents summary financial information by segment:

	Years Ended December 31,
	2022	2021
	(in millions)
Advice & Wealth Management
Net revenues	$8,461	$8,021
Expenses	6,269	6,278
Adjusted operating earnings	$2,192	$1,743
Asset Management
Net revenues	$3,506	$3,682
Expenses	2,662	2,586
Adjusted operating earnings	$844	$1,096
Retirement & Protection Solutions
Net revenues	$3,134	$3,244
Expenses	2,504	2,509
Adjusted operating earnings	$630	$735
Corporate & Other
Net revenues	$479	$487
Expenses	754	757
Adjusted operating loss	$(275)	$(270)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2022		2021
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Distribution fees	$—	$—	$2	$—
Premiums, policy and contract charges	3	(2)	17	—
Total revenues	3	(2)	19	—

Benefits, claims, losses and settlement expenses:
LTC unlocking	—	—	—	3
Unlocking, excluding LTC	180	(1)	89	—
Total benefits, claims, losses and settlement expenses	180	(1)	89	3
Amortization of DAC	(5)	(4)	(65)	—
Total expenses	175	(5)	24	3
Pretax income (loss)	$(172)	$3	$(5)	$(3)

Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2022	2021
	(in billions)
Beginning balance	$464.7	$380.0
Net flows	27.5	40.4
Market appreciation (depreciation) and other	(80.1)	44.3
Ending balance	$412.1	$464.7

Advisory wrap account assets ending balance (1)	$407.8	$459.5
Average advisory wrap account assets (2)	$419.9	$415.3
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the twelve months ended December 31, 2022 and 2021.
Wrap account assets decreased $52.6 billion, or 11%, during 2022 primarily due to market depreciation of $80.1 billion, partially offset by net inflows of $27.5 billion. Average advisory wrap account assets increased $4.6 billion, or 1%, compared to the prior year primarily reflecting continued net inflows, partially offset by market depreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$5,308	$5,297	$11	—%
Distribution fees	2,249	2,253	(4)	—
Net investment income	748	257	491	NM
Other revenues	232	226	6	3
Total revenues	8,537	8,033	504	6
Banking and deposit interest expense	76	12	64	NM
Total net revenues	8,461	8,021	440	5
Expenses
Distribution expenses	4,719	4,842	(123)	(3)
Interest and debt expense	10	10	—	—
General and administrative expense	1,540	1,426	114	8
Total expenses	6,269	6,278	(9)	—
Adjusted operating earnings	$2,192	$1,743	$449	26%
NM  Not Meaningful.
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $449 million, or 26%, for 2022 compared to the prior year primarily reflecting the benefit from higher interest rates and client net inflows, partially offset by market depreciation and decreased transactional activity. Pretax adjusted operating margin was 25.9% for 2022 compared to 21.7% for the prior year. Adjusted operating net revenue per advisor increased to $827,000 for 2022, up 4%, from $796,000 for the prior year.
Ameriprise Bank is continuing its deposit growth trend, with cash sweep balances increasing $6.9 billion from the prior year period to $18.3 billion and brokerage client pledged asset lines of credit increasing $122 million from the prior year to $589 million as of December 31, 2022.
Net Revenues
Management and financial advice fees increased $11 million for 2022 compared to the prior year primarily due to an increase in financial planning fees, partially offset by lower advisory fees. Average advisory wrap account assets increased $4.6 billion, or 1%, compared to the prior year reflecting net inflows, partially offset by market depreciation.

Distribution fees decreased $4 million for 2022 compared to the prior year primarily reflecting lower average equity markets and decreased transactional activity mostly offset by $264 million of higher fees on off-balance sheet brokerage cash due to an increase in short-term interest rates.
Net investment income increased $491 million for 2022 compared to the prior year primarily due to higher average invested assets due to increased bank deposits and higher investment yields on the investment portfolio supporting the bank and certificate products.
Banking and deposit interest expense increased $64 million for 2022 compared to the prior year primarily due to higher average crediting rates on certificates and bank cash deposits and increased cash deposits at the bank.
Expenses
Distribution expenses decreased $123 million, or 3%, for 2022 compared to the prior year reflecting market depreciation and decreased transactional activity.
General and administrative expense increased $114 million, or 8%, for 2022 compared to the prior year primarily due to higher volume related expenses and investments for business growth as well as lower staffing levels and limited travel and entertainment expenses in the prior year.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of December 31, 2022:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	56%	75%	75%	90%
Fixed Income	39%	52%	56%	86%
Asset Allocation	22%	61%	70%	90%

4- or 5-star Morningstar Rated Funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	131	91	86	99
Percent of rated assets	55%	43%	45%	57%
(1) Retail Fund performance rankings for each fund are measured on a consistent basis against the most appropriate peer group or index. Peer groupings of Columbia funds are defined by Lipper category and are based on the Primary Share Class (i.e., Institutional if available, otherwise Advisor or Instl3 share class) net of fees. Peer groupings of Threadneedle funds are defined by either IA or Morningstar index and based on the Primary Share Class. Comparisons to Index are measured gross of fees.
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 104 Columbia funds rated (based on primary share class), 15 received a 5-star Overall Rating and 35 received a 4-star Overall Rating. Out of 157 Threadneedle funds rated (based on highest-rated share class), 27 received a 5-star Overall Rating and 54 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.
The following table presents managed assets by type:

	December 31,		Change		Average (1)		Change
					December 31,
	2022	2021			2022	2021
	(in billions)				(in billions)
Equity	$301.2	$402.9	$(101.7)	(25)%	$333.1	$338.3	$(5.2)	(2)%
Fixed income	210.0	277.0	(67.0)	(24)	232.0	211.8	20.2	10
Money market	21.9	10.1	11.8	NM	17.1	6.5	10.6	NM
Alternative	33.7	39.9	(6.2)	(16)	37.3	25.8	11.5	45
Hybrid and other	17.2	24.2	(7.0)	(29)	19.8	22.6	(2.8)	(12)
Total managed assets (2)	$584.0	$754.1	$(170.1)	(23)%	$639.3	$605.0	$34.3	6%
NM Not Meaningful
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

The following table presents the changes in global managed assets:

	Years Ended December 31,
	2022	2021
	(in billions)
Global Retail Funds (1)
Beginning assets	$409.4	$323.5
Inflows	60.9	78.5
Outflows	(84.7)	(68.8)
Net VP/VIT fund flows	(4.3)	(4.2)
Net new flows (2)	(28.1)	5.5
Reinvested dividends	11.4	19.0
Net flows	(16.7)	24.5
Distributions	(12.9)	(21.5)
Acquired assets (3)	—	37.0
Market appreciation (depreciation) and other	(65.6)	47.5
Foreign currency translation (4)	(4.9)	(1.6)
Total ending assets	309.3	409.4

Global Institutional (1)
Beginning assets	344.7	223.1
Inflows (5)	59.1	50.9
Outflows (5)	(49.0)	(32.5)
Net flows (2)	10.1	18.4
Acquired assets (3)	—	99.2
Market appreciation (depreciation) and other (6)	(65.0)	6.7
Foreign currency translation (4)	(15.1)	(2.7)
Total ending assets	274.7	344.7
Total managed assets	$584.0	$754.1

Total net flows	$(6.6)	$42.9

Legacy insurance partners net flows (7)	$(4.6)	$(4.9)
(1) The 2021 rollforwards for Global Retail Funds and Global Institutional were restated for a reclass between retail and institutional. Total AUM as of December 31, 2021 remained unchanged.
(2) Included in net flows are the amounts from the U.S. asset transfer from the BMO acquisition of $2.6 billion ($2.5 billion retail and $0.1 billion institutional) in 2022 and $16.9 billion ($2.9 billion retail and $14.0 billion institutional) in 2021.
(3) Reflects the acquisition of the BMO Global Asset Management (EMEA) business that closed on November 8, 2021.
(4) Amounts represent local currency to U.S. dollar translation for reporting purposes.
(5) Global Institutional inflows and outflows include net flows from our structured variable annuity product and Ameriprise Bank.
(6) Included in Market appreciation (depreciation) and other for Global Institutional is the change in affiliated general account balance, excluding net flows related to our structured variable annuity product and Ameriprise Bank.
(7) Legacy insurance partners assets and net flows are included in the rollforwards above.
Total segment AUM decreased $170.1 billion, or 23%, during 2022 primarily driven by equity and bond market depreciation and an unfavorable foreign exchange impact. Net outflows were $6.6 billion for 2022, compared to net inflows of $42.9 billion in the prior year which included the transfer of $16.9 billion of retail and institutional assets from U.S. BMO asset management clients that elected to move their assets to us during the fourth quarter of 2021, resulting from the transition of investment advisory services as part of an arrangement with BMO Financial Group for their U.S. business.

The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$3,086	$3,202	$(116)	(4)%
Distribution fees	397	471	(74)	(16)
Net investment income	9	6	3	50
Other revenues	14	3	11	NM
Total revenues	3,506	3,682	(176)	(5)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,506	3,682	(176)	(5)
Expenses
Distribution expenses	995	1,132	(137)	(12)
Amortization of deferred acquisition costs	9	12	(3)	(25)
Interest and debt expense	5	5	—	—
General and administrative expense	1,653	1,437	216	15
Total expenses	2,662	2,586	76	3
Adjusted operating earnings	$844	$1,096	$(252)	(23)%
NM  Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $252 million, or 23%, for 2022 compared to the prior year primarily due to market depreciation, an unfavorable foreign exchange impact and the cumulative impact of net outflows.
Net Revenues
Management and financial advice fees decreased $116 million, or 4%, for 2022 compared to the prior year primarily driven by lower average markets, the cumulative impact of net outflows, the impact of foreign exchange rates and a decrease in performance fees, partially offset by revenue associated with the acquired BMO Global Asset Management (EMEA) business.
Distribution fees decreased $74 million, or 16%, for 2022 compared to the prior year primarily due to lower average markets and the cumulative impact from net outflows.
Other revenues increased $11 million for 2022 compared to the prior year primarily due to the acquired BMO Global Asset Management (EMEA) business.
Expenses
Distribution expenses decreased $137 million, or 12%, for 2022 compared to the prior year primarily due to market depreciation and the cumulative impact of net outflows.
General and administrative expense increased $216 million, or 15%, for 2022 compared to the prior year primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business, partially offset by the impact of foreign exchange rates and $17 million in lower performance fee related compensation.

Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$788	$932	$(144)	(15)%
Distribution fees	417	487	(70)	(14)
Net investment income	569	480	89	19
Premiums, policy and contract charges	1,348	1,338	10	1
Other revenues	12	7	5	71
Total revenues	3,134	3,244	(110)	(3)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,134	3,244	(110)	(3)
Expenses
Distribution expenses	436	531	(95)	(18)
Interest credited to fixed accounts	386	389	(3)	(1)
Benefits, claims, losses and settlement expenses	1,130	1,042	88	8
Amortization of deferred acquisition costs	204	208	(4)	(2)
Interest and debt expense	39	37	2	5
General and administrative expense	309	302	7	2
Total expenses	2,504	2,509	(5)	—
Adjusted operating earnings	$630	$735	$(105)	(14)%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual), the market impact on non-traditional long-duration products (including variable annuity contracts and IUL contracts, net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts decreased $105 million, or 14%, for 2022 compared to the prior year.
Variable annuity account balances decreased 19% to $74.4 billion as of December 31, 2022 compared to the prior year due to market depreciation and net outflows of $2.1 billion. Variable annuity sales decreased 33% to $4.0 billion for 2022 compared to the prior year reflecting a decrease in sales of variable annuities with living benefit guarantees. The risk profile of our in force block continues to improve, with account values with living benefit riders down to 57% as of December 31, 2022 compared to 61% a year ago. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
We continue to optimize our risk profile and shift our business mix to lower risk offerings. During the fourth quarter of 2021, we made the decision to discontinue new sales of our variable annuities with living benefit guarantees at the end of 2021, and have stopped issuing new contracts as of mid-2022. In addition, we discontinued new sales of our universal life insurance with secondary guarantees and our single-pay fixed universal life with a long term care rider products at the end of 2021.
Net Revenues
Management and financial advice fees decreased $144 million, or 15%, for 2022 compared to the prior year primarily reflecting lower average equity markets and variable annuity net outflows.
Distribution fees decreased $70 million, or 14%, for 2022 compared to the prior year reflecting lower average equity markets and lower sales.
Net investment income, which excludes net realized investment gains or losses, increased $89 million, or 19%, for 2022 compared to the prior year reflecting higher fixed maturity investment yields and increased volume of invested assets partially driven by our portfolio repositioning in the fourth quarter.
Expenses
Distribution expenses decreased $95 million, or 18%, for 2022 compared to the prior year primarily reflecting lower variable annuity and insurance sales and market depreciation.
Benefits, claims, losses and settlement expenses, which exclude the market impact on variable annuity contracts (net of hedges and the related DSIC amortization), mean reversion related impacts and the DSIC offset to net realized investment gains or losses, increased

$88 million, or 8%, for 2022 compared to the prior year primarily due to the impact of unlocking. The unlocking impact for 2022 was an expense of $180 million primarily reflecting continued lower surrender rates and updated mortality assumptions for variable annuities with living benefits compared to an expense of $89 million for the prior year which was also driven by lower surrender rates.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2022	2021
	(in millions)
Revenues
Distribution fees	$—	$1	$(1)	NM
Net investment income	155	242	(87)	(36)%
Premiums, policy and contract charges	99	100	(1)	(1)
Other revenues	230	146	84	58
Total revenues	484	489	(5)	(1)
Banking and deposit interest expense	5	2	3	NM
Total net revenues	479	487	(8)	(2)
Expenses
Distribution expenses	(10)	(9)	(1)	11
Interest credited to fixed accounts	242	250	(8)	(3)
Benefits, claims, losses and settlement expenses	223	179	44	25
Amortization of deferred acquisition costs	3	9	(6)	(67)
Interest and debt expense	70	63	7	11
General and administrative expense	226	265	(39)	(15)
Total expenses	754	757	(3)	—
Adjusted operating loss	$(275)	$(270)	$(5)	(2)%
NM  Not Meaningful.
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed deferred annuity contracts (net of hedges and the related DAC amortization), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $5 million, or 2%, for 2022 compared to the prior year.
LTC insurance had pretax adjusted operating earnings of $15 million for 2022 compared to pretax adjusted operating earnings of $52 million for the prior year period primarily reflecting the favorable impacts in 2021 from COVID-19 effects on policyholder expenses.
FA business had a pretax adjusted operating loss of $16 million for 2022 compared to a pretax adjusted operating loss of $24 million for the prior year. Fixed deferred annuity account balances declined 6% to $7.1 billion as of December 31, 2022 compared to the prior year period as surrender trends continue. During the third quarter of 2021, we closed on a transaction to reinsure RiverSource Life’s fixed deferred and immediate annuity policies.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, decreased $87 million, or 36%, for 2022 compared to the prior year primarily reflecting lower average invested assets due to the sale of investments to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction and a $15 million gain on a strategic investment in the prior year.
Other revenues increased $84 million, or 58%, for 2022 compared to the prior year primarily reflecting the yield on deposit receivables arising from reinsurance transactions.

Expenses
Benefits, claims, losses and settlement expenses, which excludes DSIC offset to net realized investment gains or losses, increased $44 million, or 25%, for 2022 compared to the prior year primarily reflecting more normalized claims on LTC insurance, which benefited from COVID-19 related impacts in the prior year.
General and administrative expense, which excludes integration and restructuring charges and expenses attributable to CIEs, decreased $39 million, or 15%, for 2022 compared to the prior year primarily due to a larger unfavorable change in the mark-to-market impact on share-based compensation expense in the prior year due to share price appreciation.
Closed Block LTC Insurance
As of December 31, 2022, our nursing home indemnity LTC block had approximately $71 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 51% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 83 and the average attained age of policyholders on claim is 88. Fifty-four percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
As of December 31, 2022, our comprehensive reimbursement LTC block had approximately $114 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 79 and the average attained age of policyholders on claim is 85. Thirty-five percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
We utilize three primary levers to manage our LTC business. First, we have taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 237% on our nursing home indemnity LTC block and 135% on our comprehensive reimbursement LTC block as of December 31, 2022. Second, we have a reserving process that reflects the policy features and risk characteristics of our blocks. As of December 31, 2022, we had 41,000 policies that were closed with claim activity, as well as 8,000 open claims. We apply this experience to our in force policies, which were 86,000 as of December 31, 2022, at a very granular level by issue year, attained age and benefit features. Our statutory reserves are $374 million higher than our GAAP reserves and include margins on key assumptions for morbidity and mortality, as well as $345 million in asset adequacy reserves as of December 31, 2022. Lastly, we have prudently managed our investment portfolio primarily through a liquid, investment grade portfolio.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of December 31, 2022. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future net income would be approximately $359 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2022 credit spreads.

Liquidity and Capital Resources
Overview
We maintained substantial liquidity during the year ended December 31, 2022. At December 31, 2022 and 2021, we had $7.0 billion and $7.1 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At December 31, 2022 and 2021, the parent company had $389 million and $841 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity include a line of credit with an affiliate up to $729 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company as of December 31, 2022 was $1.6 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2022, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remain in compliance with all such covenants at December 31, 2022.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of December 31, 2022 and 2021, we had an estimated maximum borrowing capacity of $8.0 billion and $8.1 billion, respectively, under the FHLB facilities, of which $201 million and $200 million was outstanding as of December 31, 2022 and 2021, respectively, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities.
Short-term contractual obligations for the year 2023 include investment certificate maturities of $8.9 billion and estimated insurance and annuity benefits of $1.8 billion in addition to operating liquidity needs and maturing long-term debt in October 2023 of $750 million. Long-term contractual obligations for years after 2023 include estimated insurance and annuity benefits of $49.3 billion.
We repaid $500 million principal amount of our 3.0% senior notes at maturity on March 22, 2022. We issued $500 million of 4.5% unsecured senior notes on May 13, 2022. See Note 14 to our Consolidated Financial Statements for further information about our long-term debt maturities.
We believe cash flows from operating activities, available cash balances, our availability of revolver borrowings, access to debt markets, and dividends from our subsidiaries will be sufficient to fund our short-term and long-term operating liquidity needs and stress requirements.
On August 16, 2022, federal legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax (“CAMT”) and the share repurchase excise tax. Both the CAMT and share repurchase tax are effective beginning in 2023. We expect to be an applicable corporation required to compute the CAMT; however, we have not determined if we will be liable for the CAMT in 2023. We will be a covered corporation subject to the share repurchase excise tax. As the Internal Revenue Service issues additional guidance related to the IRA, we will continue to evaluate any impact to our consolidated financial statements.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding, LLC, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, TAM UK International Holdings Ltd., which includes Ameriprise International Holdings GmbH within its organizational structure, and Columbia Threadneedle Investments UK International Ltd. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.

Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2022	2021	2022	2021
	(in millions)
RiverSource Life (1)(2)	$3,103	$3,419	$571	$502
RiverSource Life of NY (1)(2)	320	310	40	42
ACC (4)(5)	534	304	496	283
TAM UK International Holdings Ltd.(6)	437	330	214	248
Ameriprise Bank (4)(7)	1,542	853	999	589
AFS (3)(4)	90	103	#	#
Ameriprise Captive Insurance Company (3)	38	39	10	10
Ameriprise Trust Company (3)	54	47	38	44
AEIS (3)(4)	208	155	26	29
RiverSource Distributors, Inc. (3)(4)	12	10	#	#
Columbia Management Investment Distributors, Inc. (3)(4)	17	14	#	#
Columbia Threadneedle Investments UK International Ltd. (6)	330	348	152	170
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(3) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2022 and 2021.
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
During the year ended December 31, 2022, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.7 billion and contributed cash to its subsidiaries of $743 million. During the year ended December 31, 2021, the parent holding company received cash dividends or a return of capital from its subsidiaries of $4.1 billion and contributed cash to its subsidiaries of $1.3 billion, which included a $973 million contribution to Columbia Threadneedle Investments UK International Ltd. and Ameriprise Asset Management Holdings Singapore Ltd. for the acquisition of the BMO Global Asset Management (EMEA) business.

The table below presents the historical subsidiary capacity for dividends and return of capital to the parent holding company in each of the years ended December 31:

	2022	2021	2020
	(in millions)
RiverSource Life (1)	$600	$1,900	$1,505
Ameriprise Bank	359	78	74
ACC (2)	39	129	97
CMIA (3)	613	674	381
CMIS (3)	27	20	14
TAM UK International Holdings Ltd.	223	355	N/A
Ameriprise International Holdings GmbH	N/A	N/A	254
Ameriprise Trust Company	15	3	—
Ameriprise Captive Insurance Company	28	34	48
RiverSource Distributors, Inc.	11	—	12
AMPF Holding, LLC	1,606	1,469	1,116
Columbia Threadneedle Investments UK International Ltd. (4)	178	178	N/A
Total capacity	$3,699	$4,840	$3,501
N/A  Not applicable.
(1) RiverSource Life payments in excess of statutory unassigned funds require advanced notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. In addition, dividends and other distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (1) the previous year’s statutory net gain from operations or (2) 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advanced notice to the Minnesota Department of Commerce, and are subject to potential disapproval. For dividends exceeding these thresholds, RiverSource Life provided notice to the Minnesota Department of Commerce and received responses indicating that it did not object to the payment of these dividends. Total dividend capacity for RiverSource Life represents dividends paid during year ended December 31 along with any unpaid ordinary dividend capacity, subject to unassigned funds limitation.
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
The following table presents cash dividends paid or return of capital to the parent holding company, net of cash capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2022	2021	2020
	(in millions)
RiverSource Life	$600	$1,900	$800
Ameriprise Bank	(395)	(142)	(300)
ACC	(168)	109	72
CMIA	480	510	324
TAM UK International Holdings Ltd.	—	256	N/A
Ameriprise Advisor Capital, LLC	78	(172)	(102)
Ameriprise Captive Insurance Company	—	5	15
AMPF Holding, LLC	1,375	1,284	924
Ameriprise Trust Company	—	—	(4)
Ameriprise India	6	2	4
RiverSource Distributors, Inc.	—	(3)	—
Columbia Threadneedle Investments UK International Ltd.	—	(966)	—
Ameriprise Asset Management Holdings Singapore Ltd.	—	(7)	—
Total	$1,976	$2,776	$1,733
N/A  Not applicable.

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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $553 million and $527 million for the years ended December 31, 2022 and 2021, respectively. On January 25, 2023, we announced a quarterly dividend of $1.25 per common share. The dividend will be paid on February 28, 2023 to our shareholders of record at the close of business on February 10, 2023.
In January 2022, our Board of Directors authorized us to repurchase up to $3.0 billion for the repurchase of our common stock through March 31, 2024. As of December 31, 2022, we had $1.6 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2022, we repurchased a total of 6.6 million shares of our common stock at an average price of $282.33 per share.
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
Operating Activities
Net cash provided by operating activities increased $1.1 billion to $4.4 billion for the year ended December 31, 2022 compared to $3.3 billion for the prior year primarily reflecting a $885 million increase in derivatives, net of collateral, and a $564 million increase in receivables, partially offset by a $653 million decrease in policyholder account balances, future policy benefits and claims, net.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio. This activity is significantly affected by the net flows of our brokerage cash and certificates businesses, fixed annuity and universal life products reflected in financing activities.
Net cash used in investing activities increased $9.2 billion to $13.6 billion for the year ended December 31, 2022 compared to $4.4 billion for the prior year primarily reflecting a $7.3 billion increase in cash used for purchases of Available-for-Sale securities and a $3.9 billion decrease in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities.
Financing Activities
Net cash provided by financing activities increased $6.7 billion to $8.4 billion for the year ended December 31, 2022 compared to $1.7 billion for the prior year primarily reflecting a $5.5 billion increase in net cash flows from investment certificates, a $2.9 billion increase in banking deposits, a $491 million increase in issuance of long-term debt and a $1.1 billion increase in repayments of debt by CIEs, partially offset by a $1.4 billion decrease in borrowings by CIEs, a $1.0 billion decrease due to lower deferred premium derivative transactions, and a $501 million increase in repayments of long-term debt.
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
•statements about the outcomes from the application to convert Ameriprise Bank to a state-chartered bank and national trust bank or the anticipated deposit growth or impacts from possible future interest rate increases;
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
•changes in interest rates;
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our fixed deferred annuities, fixed insurance, brokerage client cash balances, banking deposits, face-amount certificate products, fixed portion of our variable annuities and variable insurance contracts, the value of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) assets, the value of liabilities for guaranteed benefits associated with our variable annuities and the value of derivatives held to hedge these benefits.
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

The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2022:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(285)	$2	$(283)
DAC and DSIC amortization (2)(3)	(43)	—	(43)
Variable annuities:
GMDB and GMIB (3)	(33)	—	(33)
GMWB (3)	(534)	489	(45)
GMAB	(31)	31	—
Structured variable annuities	494	(463)	31
DAC and DSIC amortization (4)	N/A	N/A	(4)
Total variable annuities	(104)	57	(51)
Macro hedge program (5)	—	230	230
Certificates	1	(1)	—
IUL insurance	15	(30)	(15)
Total	$(416)	$258	$(162)	(6)
N/A  Not Applicable

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(53)	$—	$(53)
Variable annuities:
GMWB	702	(766)	(64)
GMAB	1	(1)	—
Structured variable annuities	(29)	183	154
DAC and DSIC amortization (4)	N/A	N/A	(18)
Total variable annuities	674	(584)	72
Macro hedge program (5)	—	(313)	(313)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	57	—	57
Banking deposits	28	—	28
Brokerage client cash balances	146	—	146
Certificates	(9)	—	(9)
IUL insurance	18	2	20
Total	$861	$(895)	$(52)
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
(6) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(283) million.
The above results compare to an estimated negative net impact to pretax income of $190 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $80 million related to a 100 basis point increase in interest rates as of December 31, 2021. The change in interest rate exposure as of December 31, 2022 compared to prior year-end was primarily driven by additional downside rate protection added in the macro hedge program.

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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. As of December 31, 2022, the value of our assets under management was $1.0 trillion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We currently only hedge certain equity price risk for this exposure, primarily using futures and swaps. We currently do not hedge any of the interest rate risk for this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities as of December 31, 2022 was $74.4 billion. These contract values include GMWB and GMAB contracts which were $41.1 billion and $1.4 billion, respectively, as of December 31, 2022. As of December 31, 2022, reserves for GMWB were net liabilities of $1.9 billion and reserves for GMAB were net assets of $35 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. As of December 31, 2022, the reserve for GMDB and GMIB was a net liability of $56 million.
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
Interest Rate Risk
The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. The changes in fair value of the GMWB and GMAB liabilities are recorded through earnings with fair value calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call options, futures, interest rate swaps and swaptions. We have entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms. If interest rates were to increase, we would have to pay more to the swap counterparty, and the fair value of our equity puts would decrease, resulting in a negative impact to our pretax income.
Structured Variable Annuities
Structured variable annuities offer the contract-holder the ability to allocate premiums to either an account that earns fixed interest (fixed account) or an account that credits interest based on the performance of various equity indices (indexed account) subject to a cap, floor, or buffer. Our earnings are based upon the spread between investment income earned and the credits made to the fixed and indexed accounts of the structured variable annuities. As of December 31, 2022, we had $6.6 billion in liabilities related to structured variable annuities.

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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $36.1 billion in Policyholder account balances, future policy benefits and claims as of December 31, 2022, $24.9 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. We would expect the recent decline in our portfolio income yields to slow and begin to stabilize in future periods if the current environment continues. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2024 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.0 billion and 4.1%, respectively, as of December 31, 2022. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $15.7 billion and had a weighted average yield of 3.5% as of December 31, 2022. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2022 was approximately 4.3%.
The reinvestment of proceeds from maturities, calls and prepayments at rates near the current portfolio yield will have a limited impact to future operating results. In this volatile rate environment, we assess reinvestment risk in our investment portfolio and monitor this risk in accordance with our asset/liability management framework. In addition, we may update the crediting rates on our fixed products when warranted, subject to guaranteed minimums.

The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at our discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$0.6	$0.5	$0.2	$0.1	$1.4
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	7.0	—	—	—	7.0
4% - 5.00%	5.5	—	—	—	5.5
Total	$13.6	$0.5	$0.2	$0.1	$14.4

Percentage of Account Values That Reset In:
Next 12 months (1)	100%	95%	93%	100%	100%
> 12 months to 24 months (2)	—	4	6	—	—
> 24 months (2)	—	1	1	—	—
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with 12 or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than 12 months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
Our equity indexed annuity (“EIA”) product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index, which is guaranteed for the initial seven-year term when the contract is held to full term. As of December 31, 2022, we had $16 million in liabilities related to EIAs. We discontinued new sales of EIAs in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, we purchase futures, which generate returns to replicate what we must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from EIAs are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. We earn income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial as of December 31, 2022.
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
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from 3 to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $30.8 billion in customer deposits as of December 31, 2022, $9.1 billion related to reserves for our fixed rate certificate products.

Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1 thousand to $2 million for terms of 52 weeks, 104 weeks or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in Customer deposits. As of December 31, 2022, we had $221 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial as of December 31, 2022.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). We offer an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500® Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2022, we had $2.5 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds related to our net investment in Threadneedle and BMO Global Asset Management (EMEA), which was approximately £1.4 billion as of December 31, 2022. We also have exposure related to operations in foreign countries to Euros, Indian Rupees and other currencies. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. As of December 31, 2022, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2022, our largest reinsurance credit risks are related to coinsurance treaties with Commonwealth and with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 and Note 8 to our Consolidated Financial Statements for additional information on reinsurance.

Ameriprise Financial, Inc.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of the embedded derivatives in certain variable annuity riders
As described in Notes 2, 11, 12, and 15 to the consolidated financial statements, management values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. As there is no active market for the transfer of these embedded derivatives, such internal valuation models estimate fair value by discounting expected cash flows. As of December 31, 2022, the net embedded derivative liability in certain variable annuity riders was $608 million, and is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Management’s discounted cash flow model for estimating fair value includes observable capital market assumptions and incorporates significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk, all of which management believes a market participant would expect.
The principal considerations for our determination that performing procedures relating to the valuation of the embedded derivatives in certain variable annuity riders is a critical audit matter are the significant judgment used by management to estimate the fair value of the embedded derivatives in certain variable annuity riders, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant unobservable inputs used to determine implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
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
The principal considerations for our determination that performing procedures relating to the valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities is a critical audit matter are the significant judgment used by management when developing the estimate of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions used to determine customer asset value growth rates, persistency, investment margins, and, for variable annuity policies, benefit utilization. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 23, 2023

We have served as the Company’s auditor since 2010.

Ameriprise Financial, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$9,033	$9,275	$7,368
Distribution fees	1,938	1,830	1,661
Net investment income	1,474	1,683	1,251
Premiums, policy and contract charges	1,411	273	1,395
Other revenues	491	382	283
Total revenues	14,347	13,443	11,958
Banking and deposit interest expense	76	12	59
Total net revenues	14,271	13,431	11,899
Expenses
Distribution expenses	4,923	5,015	4,059
Interest credited to fixed accounts	665	600	644
Benefits, claims, losses and settlement expenses	1,372	716	1,806
Amortization of deferred acquisition costs	208	124	277
Interest and debt expense	198	191	162
General and administrative expense	3,723	3,435	3,120
Total expenses	11,089	10,081	10,068
Pretax income	3,182	3,350	1,831
Income tax provision	623	590	297
Net income	$2,559	$2,760	$1,534

Earnings per share
Basic	$22.99	$23.53	$12.39
Diluted	$22.51	$23.00	$12.20
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net income	$2,559	$2,760	$1,534
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(2,512)	(673)	489
Net unrealized gains (losses) on derivatives	(1)	(1)	(1)
Defined benefit plans	76	53	(66)
Foreign currency translation adjustment	(171)	(13)	27
Total other comprehensive income (loss), net of tax	(2,608)	(634)	449
Total comprehensive income (loss)	$(49)	$2,126	$1,983
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Balance Sheets

	December 31,
	2022	2021
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$6,964	$7,127
Cash of consolidated investment entities	133	121
Investments (allowance for credit losses: 2022, $39; 2021, $18)	44,524	35,810
Investments of consolidated investment entities, at fair value	2,354	2,184
Separate account assets	73,962	97,491
Receivables (allowance for credit losses: 2022, $75; 2021, $55)	15,779	16,205
Receivables of consolidated investment entities, at fair value	20	17
Deferred acquisition costs	3,160	2,782
Restricted and segregated cash, cash equivalents and investments	2,229	2,795
Other assets	9,341	11,375
Other assets of consolidated investment entities, at fair value	2	3
Total assets	$158,468	$175,910

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$36,067	$35,750
Separate account liabilities	73,962	97,491
Customer deposits	30,775	20,227
Short-term borrowings	201	200
Long-term debt	2,821	2,832
Debt of consolidated investment entities, at fair value	2,363	2,164
Accounts payable and accrued expenses	2,242	2,527
Other liabilities	6,305	8,641
Other liabilities of consolidated investment entities, at fair value	119	137
Total liabilities	154,855	169,969

Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 335,864,062 and 334,828,117, respectively)	3	3
Additional paid-in capital	9,517	9,220
Retained earnings	19,531	17,525
Treasury shares, at cost (230,585,072 and 223,967,107 shares, respectively)	(23,089)	(21,066)
Accumulated other comprehensive income (loss), net of tax	(2,349)	259
Total equity	3,613	5,941
Total liabilities and equity	$158,468	$175,910
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except share data)
Balances at January 1, 2020	123,939,234	$3	$8,461	$14,279	$(17,276)	$444	$5,911
Cumulative effect of adoption of current expected credit losses guidance	—	—	—	(9)	—	—	(9)
Net income	—	—	—	1,534	—	—	1,534
Other comprehensive income, net of tax	—	—	—	—	—	449	449
Dividends to shareholders	—	—	—	(512)	—	—	(512)
Repurchase of common shares	(10,241,160)	—	—	—	(1,647)	—	(1,647)
Share-based compensation plans	3,067,539	—	361	—	44	—	405
Balances at December 31, 2020	116,765,613	3	8,822	15,292	(18,879)	893	6,131
Net income	—	—	—	2,760	—	—	2,760
Other comprehensive loss, net of tax	—	—	—	—	—	(634)	(634)
Dividends to shareholders	—	—	—	(527)	—	—	(527)
Repurchase of common shares	(8,744,127)	—	—	—	(2,222)	—	(2,222)
Share-based compensation plans	2,839,524	—	398	—	35	—	433
Balances at December 31, 2021	110,861,010	3	9,220	17,525	(21,066)	259	5,941
Net income	—	—	—	2,559	—	—	2,559
Other comprehensive loss, net of tax	—	—	—	—	—	(2,608)	(2,608)
Dividends to shareholders	—	—	—	(553)	—	—	(553)
Repurchase of common shares	(7,371,332)	—	—	—	(2,095)	—	(2,095)
Share-based compensation plans	1,789,312	—	297	—	72	—	369
Balances at December 31, 2022	105,278,990	$3	$9,517	$19,531	$(23,089)	$(2,349)	$3,613
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Cash Flows from Operating Activities
Net income	$2,559	$2,760	$1,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(40)	98	207
Deferred income tax expense (benefit)	(4)	(87)	(321)
Share-based compensation	170	152	146
Net realized investment (gains) losses	(1)	(632)	(22)
Net trading (gains) losses	16	5	(10)
Loss from equity method investments	36	75	66
Impairments and provision for loan and credit losses	98	4	24
Net (gains) losses of consolidated investment entities	17	(20)	7
Changes in operating assets and liabilities
Restricted and segregated investments	(96)	25	(500)
Deferred acquisition costs	11	(156)	49
Policyholder account balances, future policy benefits and claims, net	1,433	2,086	3,054
Derivatives, net of collateral	315	(570)	(141)
Receivables	44	(520)	(648)
Brokerage deposits	(345)	26	346
Accounts payable and accrued expenses	(219)	300	129
Current income tax, net	116	(308)	25
Deferred taxes, net	4	4	334
Other operating assets and liabilities of consolidated investment entities, net	2	20	(15)
Other, net	291	63	359
Net cash provided by (used in) operating activities	4,407	3,325	4,623

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,306	556	1,708
Maturities, sinking fund payments and calls	7,621	11,501	9,554
Purchases	(22,034)	(14,718)	(13,525)
Proceeds from sales, maturities and repayments of mortgage loans	169	299	217
Funding and purchases of mortgage loans	(207)	(263)	(165)
Proceeds from sales, maturities and collections of other investments	96	173	198
Purchase of other investments	(99)	(97)	(284)
Purchase of investments by consolidated investment entities	(961)	(1,603)	(957)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	615	1,047	606
Purchase of land, buildings, equipment and software	(182)	(120)	(147)
Cash paid for written options with deferred premiums	(619)	(552)	(338)
Cash received from written options with deferred premiums	204	106	133
Cash returned (paid) for acquisition of business, net of cash acquired	34	(576)	—
Cash paid for deposit receivables	(45)	(377)	(4)
Cash received for deposit receivables	550	254	93
Other, net	(31)	(10)	17
Net cash provided by (used in) investing activities	$(13,583)	$(4,380)	$(2,894)
See Notes to Consolidated Financial Statements.

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$8,343	$2,733	$4,259
Maturities, withdrawals and cash surrenders	(4,339)	(4,190)	(5,016)
Policyholder account balances:
Deposits and other additions	1,169	1,553	1,649
Net transfers from (to) separate accounts	(162)	(273)	(125)
Surrenders and other benefits	(1,459)	(1,365)	(1,357)
Change in banking deposits, net	6,885	4,016	3,616
Cash paid for purchased options with deferred premiums	(197)	(156)	(211)
Cash received from purchased options with deferred premiums	378	1,350	40
Issuance of long-term debt, net of issuance costs	495	4	496
Repayments of long-term debt	(510)	(9)	(762)
Dividends paid to shareholders	(534)	(511)	(497)
Repurchase of common shares	(1,978)	(2,030)	(1,441)
Exercise of stock options	—	1	3
Borrowings of consolidated investment entities	341	1,756	382
Repayments of debt by consolidated investment entities	(4)	(1,142)	(74)
Other, net	2	(14)	(10)
Net cash provided by (used in) financing activities	8,430	1,723	952
Effect of exchange rate changes on cash	(68)	(2)	9
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(814)	666	2,690
Cash and cash equivalents, including amounts restricted at beginning of period	9,569	8,903	6,213
Cash and cash equivalents, including amounts restricted at end of period	$8,755	$9,569	$8,903

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$152	$113	$168
Interest paid by consolidated investment entities	75	90	55
Income taxes paid, net	500	986	236
Leased assets obtained in exchange for finance lease liabilities	—	4	—
Leased assets obtained in exchange for operating lease liabilities	47	109	76
Non-cash investing activities:
Investments transferred in connection with fixed annuity reinsurance transaction	—	7,513	—
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	—	17	—
		December 31,
		2022	2021
		(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents		$6,964	$7,127
Cash of consolidated investment entities		133	121
Restricted and segregated cash, cash equivalents and investments		2,229	2,795
Less: Restricted and segregated investments		(571)	(474)
Total cash and cash equivalents, including amounts restricted per consolidated statements of cash flows		$8,755	$9,569
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
During 2022, the Company identified an error related to the shadow unearned revenue liability balance associated with universal life insurance products. The Company evaluated the error and determined that the impact was not material to the Company’s results for any prior period, but that correcting the cumulative impact of the error in the current period would be material to total comprehensive income for the year ended December 31, 2022. Accordingly, and for comparability, the Company revised the prior period Consolidated Financial Statements and related disclosures impacted. A summary of the revision to the Company’s previously reported Consolidated Financial Statements is presented in Note 28.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform with the current presentation.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than disclosed in Note 19 and Note 22, no other subsequent events or transactions requiring recognition or disclosure were identified.
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
In determining whether the Company has the obligation to absorb potential significant losses of the VIE or the right to receive potential significant benefits from the VIE that could potentially be significant to the VIE, the Company considers an analysis of its rights to receive benefits such as investment returns and its obligation to absorb losses associated with any investment in the VIE in conjunction with other qualitative factors. Management and incentive fees that are at market and commensurate with the level of services provided, and where the Company does not hold other interests in the VIE that would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns, are not considered a variable interest and are excluded from the analysis.
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
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and the recognition of credit losses or impairments, deferred acquisition costs (“DAC”) and the corresponding recognition of DAC amortization, valuation of derivative instruments and hedging activities, litigation reserves, future policy benefits and claims reserves and income tax provision and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
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
Available-for-Sale securities are impaired when the fair value of an investment is less than its amortized cost. When an Available-for-Sale security is impaired, the Company first assesses whether or not: (i) it has the intent to sell the security (i.e., made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions exist, the Company recognizes an impairment by reducing the book value of the security for the difference between the investment’s amortized cost and its fair value with a corresponding charge to earnings. Subsequent increases in fair value of Available-for-Sale securities that occur in periods after a write-down has occurred are recorded as unrealized gains in other comprehensive income (“OCI”), while subsequent decreases in fair value would continue to be recorded as reductions of book value with a charge to earnings.
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
Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for Available-for-Sale securities. Accrued interest on Available-for-Sale securities is recorded as earned in Receivables. Available-for-Sale securities are generally placed on nonaccrual status when the accrued balance becomes 90 days past due or earlier based on management’s evaluation of the facts and circumstances of each security under review. All previously accrued interest is reversed through Net investment income.
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
The Company offers loans to financial advisors primarily for recruiting, transitional cost assistance, retention purposes, practice operations, and growth strategies. These advisor loans are generally repaid over a five- to ten-year period. If the financial advisor is no longer affiliated with the Company, any unpaid balance of such loan becomes immediately due.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on commercial mortgage loans and syndicated loans is recorded in Net investment income. Interest income recognized on advisor loans is recorded in Other revenues.
Consumer Loans
Consumer loans consist of credit card receivables, policy loans, brokerage margin loans and pledged asset lines of credit and are recorded at amortized cost less the allowance for loan losses. Credit card receivables and policy loans are recorded within Investments. Brokerage margin loans and pledged asset lines of credit are recorded within Receivables. Credit card receivables are related to Ameriprise-branded credit cards issued to the Company’s customers by a third party. When originated, policy loan balances do not exceed the cash surrender value of the underlying products. The Company’s broker dealer subsidiaries enter into lending arrangements with clients through the normal course of business, which are primarily based on customer margin levels. Ameriprise Bank, FSB (“Ameriprise Bank”) enters into revolving lines of credit with customers of the Company’s broker dealer subsidiaries, where certain of the customer’s assets held in brokerage accounts serve as collateral.
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
Restructured Loans
A loan is classified as a restructured loan when the Company makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulties. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to a borrower experiencing financial difficulties, the modification is considered a troubled debt restructuring (“TDR”). Modifications to loan terms do not automatically result in TDRs. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructuring or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
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
If it is determined that foreclosure on a commercial mortgage loan is probable and the fair value is less than the current loan balance, expected credit losses are measured as the difference between the amortized cost basis of the asset and fair value less estimated costs to sell, if applicable. Upon foreclosure, the commercial mortgage loan and related allowance are reversed, and the foreclosed property is recorded as real estate owned within Other assets.
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
As of December 31, 2022 and 2021, land, buildings, equipment and software were $630 million and $590 million, respectively, net of accumulated depreciation of $1.9 billion and $2.0 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $142 million, $144 million and $153 million, respectively.
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
Derivative Instruments and Hedging Activities
Freestanding derivative instruments are recorded at fair value and are reflected in Other assets or Other liabilities. The Company’s policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. The accounting for changes in fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any. The Company primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment. The Company occasionally designates derivatives as (i) hedges of the changes in fair value of assets, liabilities, or firm commitments (“fair value hedges”), (ii) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedges”), or (iii) hedges of foreign currency exposures of net investments in foreign operations (“net investment hedges in foreign operations”).
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
For derivative instruments that qualify as fair value hedges, the changes in fair value of the derivatives, as well as the changes in fair value of the hedged assets, liabilities or firm commitments, are recognized on a net basis in current period earnings. The carrying value of the hedged item is adjusted for the change in fair value from the designated hedged risk. If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.
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
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”), DI and life contingent immediate annuities, net of the change in any prepaid reinsurance asset, are reported as a reduction of Premiums, policy and contract charges. UL and VUL reinsurance premiums are reported as a reduction of Premiums, policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset and amortized over the estimated life of the policies in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of Premiums, policy and contract charges. Reinsurance recoveries are reported as components of Benefits, claims, losses and settlement expenses.
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within Receivables, net of the allowance for credit losses. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include the fact the Company has no actual history of losses and the fact that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured LTC business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to Benefits, claims, losses and settlement expenses.
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
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and reduce the likelihood of the establishment of a valuation allowance with respect to such assets. See Note 23 for additional information on the Company’s valuation allowance.
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
3.  Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) proposed amendments to Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The update removes the recognition and measurement guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, and modifies the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The update also requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments are to be applied prospectively, but entities may apply a modified retrospective transition for changes to the recognition and measurement of TDRs. For entities that have adopted Topic 326, the amendments are effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted for entities that have adopted Topic 326, including adoption in an interim period. The Company adopted the standard on January 1, 2023. The adoption of this update did not have an impact on the Company’s consolidated results of operations and financial condition.
Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB updated the accounting standards to require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue for Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer is required to account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with GAAP). The amendments apply to all contract assets and contract liabilities acquired in a business combination that result from contracts accounted for under the principals of Topic 606. The standard is effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of the early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted the standard on January 1, 2023. The adoption of this update did not have an impact on the Company’s consolidated results of operations and financial condition.
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts (ASU 2018-12). The guidance changes elements of the measurement models and disclosure requirements for an insurer’s long-duration insurance contract benefits and acquisition costs by expanding the use of fair value accounting to certain contract benefits, requiring updates, if any, to assumptions used to measure liabilities for future policy benefit, and changing the amortization pattern of deferred acquisition costs to a constant level basis. Adoption of the accounting standard will not impact overall cash flows, insurance subsidiaries’ dividend capacity, or regulatory capital requirements.
When the Company adopts the standard as of January 1, 2021 (the “transition date”), opening equity will be adjusted for the adoption impacts to retained earnings and AOCI and prior periods presented (i.e. 2021 and 2022) will be restated. The Company estimates the adoption impact as of January 1, 2021 to be a reduction in total equity of $1.8 billion to $2.1 billion, of which a significant portion will be reflected in AOCI. However, as of December 31, 2022, the impact on total equity is estimated to be an increase of $400 million to $600 million as a result of changes in the equity, credit, and rate environment subsequent to the transition date.
The Company utilizes a governance framework to guide our adoption process and is managing a detailed implementation plan to support the timely application of the standard in the first quarter of 2023. The Company continues to refine its internal controls environment. These activities include, but are not limited to, execution of controls surrounding actuarial valuations, and accounting and financial reporting controls. The estimated adoption impact at transition date and the impact to periods subsequent to transition date is subject to change as the Company completes its adoption process by the first quarter of 2023 reporting.

4. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Year Ended December 31, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$2,179	$—	$—	$2,179	$—	$2,179
Institutional	—	678	—	—	678	—	678
Advisory fees	4,526	—	—	—	4,526	—	4,526
Financial planning fees	410	—	—	—	410	—	410
Transaction and other fees	372	210	59	—	641	—	641
Total management and financial advice fees	5,308	3,067	59	—	8,434	—	8,434
Distribution fees:
Mutual funds	741	231	—	—	972	—	972
Insurance and annuity	845	166	348	—	1,359	—	1,359
Off-balance sheet brokerage cash	324	—	—	—	324	—	324
Other products	339	—	—	—	339	—	339
Total distribution fees	2,249	397	348	—	2,994	—	2,994
Other revenues	211	10	—	—	221	—	221
Total revenue from contracts with customers	7,768	3,474	407	—	11,649	—	11,649
Revenue from other sources (1)	769	32	2,727	484	4,012	17	4,029
Total segment gross revenues	8,537	3,506	3,134	484	15,661	17	15,678
Banking and deposit interest expense	(76)	—	—	(5)	(81)	—	(81)
Total segment net revenues	8,461	3,506	3,134	479	15,580	17	15,597
Elimination of intersegment revenues	(847)	(52)	(420)	3	(1,316)	(10)	(1,326)
Total net revenues	$7,614	$3,454	$2,714	$482	$14,264	$7	$14,271

	Year Ended December 31, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$2,309	$—	$—	$2,309	$—	$2,309
Institutional	—	645	—	—	645	—	645
Advisory fees	4,539	—	—	—	4,539	—	4,539
Financial planning fees	386	—	—	—	386	—	386
Transaction and other fees	372	223	70	—	665	—	665
Total management and financial advice fees	5,297	3,177	70	—	8,544	—	8,544
Distribution fees:
Mutual funds	858	276	—	—	1,134	—	1,134
Insurance and annuity	994	195	409	—	1,598	—	1,598
Off-balance sheet brokerage cash (2)	60	—	—	—	60	—	60
Other products	341	—	—	—	341	—	341
Total distribution fees	2,253	471	409	—	3,133	—	3,133
Other revenues	196	4	—	—	200	—	200
Total revenue from contracts with customers	7,746	3,652	479	—	11,877	—	11,877
Revenue from other sources (1)	287	30	2,765	489	3,571	(414)	3,157
Total segment gross revenues	8,033	3,682	3,244	489	15,448	(414)	15,034
Banking and deposit interest expense	(12)	—	—	(2)	(14)	—	(14)
Total segment net revenues	8,021	3,682	3,244	487	15,434	(414)	15,020
Elimination of intersegment revenues	(1,043)	(50)	(478)	(2)	(1,573)	(16)	(1,589)
Total net revenues	$6,978	$3,632	$2,766	$485	$13,861	$(430)	$13,431

	Year Ended December 31, 2020
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,822	$—	$—	$1,822	$—	$1,822
Institutional	—	442	—	—	442	—	442
Advisory fees	3,511	—	—	—	3,511	—	3,511
Financial planning fees	348	—	—	—	348	—	348
Transaction and other fees	352	190	62	—	604	—	604
Total management and financial advice fees	4,211	2,454	62	—	6,727	—	6,727
Distribution fees:
Mutual funds	737	237	—	—	974	—	974
Insurance and annuity	835	174	363	—	1,372	—	1,372
Off-balance sheet brokerage cash (2)	117	—	—	—	117	—	117
Other products	313	—	—	—	313	—	313
Total distribution fees	2,002	411	363	—	2,776	—	2,776
Other revenues	182	2	6	3	193	—	193
Total revenue from contracts with customers	6,395	2,867	431	3	9,696	—	9,696
Revenue from other sources (1)	339	24	2,663	546	3,572	77	3,649
Total segment gross revenues	6,734	2,891	3,094	549	13,268	77	13,345
Banking and deposit interest expense	(59)	—	—	(3)	(62)	—	(62)
Total segment net revenues	6,675	2,891	3,094	546	13,206	77	13,283
Elimination of intersegment revenues	(893)	(53)	(433)	2	(1,377)	(7)	(1,384)
Total net revenues	$5,782	$2,838	$2,661	$548	$11,829	$70	$11,899
(1) Revenues not included in the scope of the revenue from contracts with customers standard. The amounts primarily consist of revenue associated with insurance and annuity products or financial instruments.
(2) Prior to the fourth quarter of 2022, Off-balance sheet brokerage cash was included in Other products. Prior periods presented have been updated to be comparative.
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
For variable fee arrangements, revenue is recognized for cash that has been received when the financial plan is delivered. The amount received after the plan is delivered is variably constrained due to factors outside the Company’s control, including market volatility and client behavior. The revenue is recognized when it is probable that a significant reversal will not occur and is generally each month end as the advisory account balance uncertainty is resolved.
Contract liabilities for financial planning fees, which are included in Other liabilities, were $160 million and $157 million as of December 31, 2022 and 2021, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets, and were $129 million and $126 million as of December 31, 2022 and 2021, respectively.
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
Off-Balance Sheet Brokerage Cash
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
Contract Costs Asset
The Company has an asset of $33 million and $39 million as of December 31, 2022 and 2021, respectively, related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $537 million and $668 million as of December 31, 2022 and 2021, respectively.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds, and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities. The Company has unfunded commitments related to consolidated CLOs of $30 million and $27 million as of December 31, 2022 and 2021, respectively. See Note 25 for information on future funding commitments of other VIEs.
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
The Company's maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both December 31, 2022 and 2021. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $57 million and $44 million as of December 31, 2022 and 2021, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company's maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both December 31, 2022 and 2021.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $25 million and $43 million as of December 31, 2022 and 2021, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $92 million and $138 million as of December 31, 2022 and 2021, respectively. The Company had a liability of $7 million and $8 million as of December 31, 2022 and 2021, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$35	$—	$35
Common stocks	—	3	—	3
Syndicated loans	—	2,191	125	2,316
Total investments	—	2,229	125	2,354
Receivables	—	20	—	20
Other assets	—	1	1	2
Total assets at fair value	$—	$2,250	$126	$2,376

Liabilities
Debt (1)	$—	$2,363	$—	$2,363
Other liabilities	—	119	—	119
Total liabilities at fair value	$—	$2,482	$—	$2,482

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$3	$—	$3
Syndicated loans	—	2,117	64	2,181
Total investments	—	2,120	64	2,184
Receivables	—	17	—	17
Other assets	—	—	3	3
Total assets at fair value	$—	$2,137	$67	$2,204

Liabilities
Debt (1)	$—	$2,164	$—	$2,164
Other liabilities	—	137	—	137
Total liabilities at fair value	$—	$2,301	$—	$2,301
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.2 billion as of December 31, 2022 and 2021, respectively.

The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(11)	(1)	—
Purchases	—	69		—
Sales	—	(4)		—
Settlements	—	(8)		—
Transfers into Level 3	2	218		1
Transfers out of Level 3	(2)	(203)		(3)
Balance at December 31, 2022	$—	$125		$1

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2022	$—	$(10)	(1)	$—

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	1	(1)
Purchases	106		—
Sales	(38)		—
Settlements	(49)		—
Transfers into Level 3	119		2
Transfers out of Level 3	(150)		(2)
Deconsolidation of consolidated investment entities	(18)		—
Balance at December 31, 2021	$64		$3

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2021	$—		$1	(1)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2020	$143		$—
Total gains (losses) included in:
Net income	(16)	(1)	—
Purchases	111		2
Sales	(29)		—
Settlements	(33)		—
Transfers into Level 3	438		—
Transfers out of Level 3	(522)		—
Balance at December 31, 2020	$92		$2

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2020	$(2)	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of December 31, 2022 and 2021 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.

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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2022	2021
	(in millions)
Syndicated loans
Unpaid principal balance	$2,525	$2,233
Excess unpaid principal over fair value	(209)	(52)
Fair value	$2,316	$2,181

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	23	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	48	10

Debt
Unpaid principal balance	$2,636	$2,296
Excess unpaid principal over fair value	(273)	(132)
Carrying value (1)	$2,363	$2,164
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.2 billion as of December 31, 2022 and 2021, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for the years ended December 31, 2022, 2021 and 2020.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2022	2021	2022	2021
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,363	$2,164	5.3%	1.7%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 13.6%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
The following is a summary of Ameriprise Financial investments:

	December 31,
	2022	2021
	(in millions)
Available-for-Sale securities, at fair value	$40,811	$32,050
Mortgage loans (allowance for credit losses: 2022, $12; 2021, $12)	1,987	1,953
Policy loans	847	835
Other investments (allowance for credit losses: 2022, $5; 2021, $5)	879	972
Total	$44,524	$35,810
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of Net investment income:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Investment income on fixed maturities	$1,320	$933	$1,161
Net realized gains (losses)	(87)	636	(10)
Affordable housing partnerships	(48)	(71)	(66)
Other	187	70	89
Consolidated investment entities	102	115	77
Total	$1,474	$1,683	$1,251
Available-for-Sale securities distributed by type were as follows:

	December 31, 2022
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$10,361	$180	$(823)	$(20)	$9,698
Residential mortgage backed securities	17,056	37	(1,390)	—	15,703
Commercial mortgage backed securities	6,648	3	(439)	—	6,212
Asset backed securities	6,408	14	(158)	—	6,264
State and municipal obligations	773	53	(27)	(2)	797
U.S. government and agency obligations	2,079	1	(1)	—	2,079
Foreign government bonds and obligations	43	—	(2)	—	41
Other securities	16	1	—	—	17
Total	$43,384	$289	$(2,840)	$(22)	$40,811

	December 31, 2021
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$8,737	$1,243	$(48)	$—	$9,932
Residential mortgage backed securities	10,927	67	(50)	—	10,944
Commercial mortgage backed securities	4,950	59	(23)	—	4,986
Asset backed securities	3,639	26	(11)	—	3,654
State and municipal obligations	850	244	(1)	(1)	1,092
U.S. government and agency obligations	1,301	—	—	—	1,301
Foreign government bonds and obligations	88	5	(1)	—	92
Other securities	49	—	—	—	49
Total	$30,541	$1,644	$(134)	$(1)	$32,050
As of December 31, 2022 and 2021, accrued interest of $237 million and $140 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of December 31, 2022 and 2021, investment securities with a fair value of $3.3 billion and $3.1 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $302 million and $314 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of December 31, 2022 and 2021, fixed maturity securities comprised approximately 92% and 89%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2022 and 2021, the Company’s internal analysts rated $270 million and $400 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	December 31, 2022			December 31, 2021
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$30,900	$28,980	71%	$20,563	$20,625	64%
AA	1,219	1,249	3	727	898	3
A	2,080	2,097	5	1,775	2,129	7
BBB	8,524	7,890	19	6,495	7,268	23
Below investment grade (1)	661	595	2	981	1,130	3
Total fixed maturities	$43,384	$40,811	100%	$30,541	$32,050	100%
(1) The amortized cost of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both December 31, 2022 and 2021 The fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million and $2 million as of December 31, 2022 and 2021, respectively. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of both December 31, 2022 and 2021, approximately 30% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of the Company’s total equity as of both December 31, 2022 and 2021.

The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

	December 31, 2022
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	457	$5,782	$(458)	108	$1,575	$(365)	565	$7,357	$(823)
Residential mortgage backed securities	589	9,407	(577)	244	4,076	(813)	833	13,483	(1,390)
Commercial mortgage backed securities	249	3,857	(220)	101	1,802	(219)	350	5,659	(439)
Asset backed securities	145	4,413	(86)	31	977	(72)	176	5,390	(158)
State and municipal obligations	48	134	(16)	27	60	(11)	75	194	(27)
U.S. government and agency obligations	13	566	(1)	—	—	—	13	566	(1)
Foreign government bonds and obligations	11	37	(2)	1	1	—	12	38	(2)
Total	1,512	$24,196	$(1,360)	512	$8,491	$(1,480)	2,024	$32,687	$(2,840)

	December 31, 2021
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	110	$2,056	$(43)	14	$81	$(5)	124	$2,137	$(48)
Residential mortgage backed securities	206	5,808	(48)	56	191	(2)	262	5,999	(50)
Commercial mortgage backed securities	102	2,184	(22)	9	139	(1)	111	2,323	(23)
Asset backed securities	41	1,883	(11)	6	118	—	47	2,001	(11)
State and municipal obligations	26	64	(1)	—	—	—	26	64	(1)
Foreign government bonds and obligations	5	6	—	6	4	(1)	11	10	(1)
Total	490	$12,001	$(125)	91	$533	$(9)	581	$12,534	$(134)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2022 is primarily attributable to the impact of higher interest rates and wider credit spreads driven by continued market volatility, with no specific credit concerns. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2022 and 2021, approximately 95%     and 96%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2020	$—	$—	$—	$—
Additions for which credit losses were not previously recorded	13	1	—	14
Additional increases (decreases) on securities that had an allowance recorded in a previous period	(3)	—	—	(3)
Balance at December 31, 2020	10	1	—	11
Additions for which credit losses were not previously recorded	—	—	1	1
Charge-offs	(10)	(1)	—	(11)
Balance at December 31, 2021	—	—	1	1
Additions for which credit losses were not previously recorded	20	—	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	1	1
Balance at December 31, 2022	$20	$—	$2	$22
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Gross realized investment gains	$28	$582	$25
Gross realized investment losses	(22)	(7)	(3)
Credit losses	(21)	(1)	(11)
Other impairments	(70)	(13)	—
Total	$(85)	$561	$11
Credit losses for the year ended December 31, 2022 primarily related to recording an allowance for credit losses on a corporate debt security in the communications industry. Credit losses for the year ended December 31, 2021 primarily related to recording an allowance for credit losses on certain state and municipal securities. Credit losses for the year ended December 31, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry. Other impairments for the years ended December 31, 2022 and 2021 related to Available-for-Sale securities which the Company intended to sell.
See Note 20 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2022 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,576	$2,573
Due after one year through five years	2,506	2,424
Due after five years through 10 years	3,609	3,105
Due after 10 years	4,581	4,530
	13,272	12,632
Residential mortgage backed securities	17,056	15,703
Commercial mortgage backed securities	6,648	6,212
Asset backed securities	6,408	6,264
Total	$43,384	$40,811
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
Allowance for Credit Losses
The following table presents a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at December 31, 2019 (1)	$51	$—	$51
Cumulative effect of adoption of current expected credit losses guidance	2	3	5
Balance at January 1, 2020	53	3	56
Provisions	19	2	21
Charge-offs	(6)	(3)	(9)
Balance at December 31, 2020	66	2	68
Provisions	(13)	2	(11)
Charge-offs	(8)	(2)	(10)
Recoveries	—	1	1
Other	2	—	2
Balance at December 31, 2021	47	3	50
Provisions	10	3	13
Charge-offs	(3)	(1)	(4)
Balance at December 31, 2022	$54	$5	$59
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.
The decrease in the allowance for credit losses provision for commercial loans in 2021 reflected the sale of certain commercial mortgage loans and syndicated loans in conjunction with the fixed deferred and immediate annuity reinsurance transaction in 2021.
As of December 31, 2022 and 2021, accrued interest on commercial loans was $17 million and $13 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
There were no commercial mortgage loans sold for the years ended December 31, 2022 and 2020. During the year ended December 31, 2021, the Company sold $746 million of commercial mortgage loans.
During the years ended December 31, 2022, 2021 and 2020, the Company purchased $67 million, $37 million and $173 million, respectively, of syndicated loans, and sold $1 million, $354 million and $17 million, respectively, of syndicated loans.
During the years ended December 31, 2022, 2021 and 2020, the Company purchased $72 million, $33 million and $22 million, respectively, of residential mortgage loans, and sold nil, $1 million and nil, respectively, of residential mortgage loans. The allowance for credit losses for residential mortgage loans was not material as of both December 31, 2022 and 2021.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $11 million and $9 million as of December 31, 2022 and 2021, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2022 and 2021. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both December 31, 2022 and 2021.

The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio:

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$3	$39	$46
80% - 100%	7	9	2	20	8	29	75
60% - 80%	39	87	17	52	9	107	311
40% - 60%	48	89	69	90	57	435	788
< 40%	18	12	30	46	85	471	662
Total	$112	$197	$120	$210	$162	$1,081	$1,882

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$20	$10	$—	$29	$59
80% - 100%	9	2	9	2	—	29	51
60% - 80%	142	80	60	23	61	138	504
40% - 60%	42	33	86	74	57	401	693
< 40%	11	8	48	6	58	478	609
Total	$204	$123	$223	$115	$176	$1,075	$1,916
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2022	2021	2022	2021
	(in millions)
East North Central	$201	$194	11%	10%
East South Central	54	57	3	3
Middle Atlantic	114	122	6	6
Mountain	129	119	7	6
New England	23	28	1	2
Pacific	638	627	34	33
South Atlantic	479	497	25	26
West North Central	120	141	6	7
West South Central	124	131	7	7
	1,882	1,916	100%	100%
Less: allowance for credit losses	11	12
Total	$1,871	$1,904

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2022	2021	2022	2021
	(in millions)
Apartments	$495	$496	26%	26%
Hotel	14	14	1	1
Industrial	321	319	17	17
Mixed use	66	68	4	3
Office	259	271	14	14
Retail	594	617	31	32
Other	133	131	7	7
	1,882	1,916	100%	100%
Less: allowance for credit losses	11	12
Total	$1,871	$1,904
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2022 and 2021 was $175 million and $149 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both December 31, 2022 and 2021. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$1	$—	$—	$—	$—	$—	$1
Risk 4	—	—	—	2	—	2	4
Risk 3	—	9	1	6	5	8	29
Risk 2	8	21	7	12	5	28	81
Risk 1	6	9	4	6	13	22	60
Total	$15	$39	$12	$26	$23	$60	$175

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$1	$—	$—	$—	$1
Risk 4	—	—	—	—	1	2	3
Risk 3	—	—	4	5	5	6	20
Risk 2	15	4	12	10	18	12	71
Risk 1	8	3	3	11	16	13	54
Total	$23	$7	$20	$26	$40	$33	$149
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $6 million and $5 million as of December 31, 2022 and 2021, respectively.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	December 31, 2022
Termination Status	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Active	$359	$178	$133	$99	$76	$158	$1,003
Terminated	—	1	1	2	1	5	10
Total	$359	$179	$134	$101	$77	$163	$1,013

	December 31, 2021
Termination Status	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Active	$231	$184	$120	$89	$116	$113	$853
Terminated	1	1	—	—	—	6	8
Total	$232	$185	$120	$89	$116	$119	$861
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 1% of total credit card receivables as of both December 31, 2022 and 2021.
The table below presents the amortized cost basis of credit card receivables by FICO score:

	December 31,
	2022	2021
	(in millions)
> 800	$32	$30
750 - 799	27	24
700 - 749	28	25
650 - 699	17	14
< 650	6	5
Total	$110	$98
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Margin Loans
The margin loans balance was $1.2 billion as of both December 31, 2022 and 2021. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both December 31, 2022 and 2021, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $589 million and $467 million as of December 31, 2022 and 2021, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both December 31, 2022 and 2021, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $7.4 billion and $7.9 billion as of December 31, 2022 and 2021, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both December 31, 2022 and 2021.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the years ended December 31, 2022, 2021 and 2020. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
8. Reinsurance
The Company reinsures a portion of the insurance risks associated with its traditional life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. RiverSource Life Insurance Company (“RiverSource Life”) reinsures 100% of its insurance risk associated with its life contingent immediate annuity policies in force as of June 30, 2021 through a reinsurance agreement with Commonwealth. Policies issued on or after July 1, 2021 and policies issued by RiverSource Life of NY are not subject to this reinsurance agreement.
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
For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”), this reinsurance arrangement applies for 1996 and later issues only. Under these agreements, the Company has the right, but never the obligation, to recapture some, or all, of the risk ceded to Genworth.
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
As of December 31, 2022 and 2021, traditional life and UL insurance policies in force were $198.9 billion and $198.6 billion, respectively, of which $146.2 billion and $145.1 billion as of December 31, 2022 and 2021 were reinsured at the respective year ends.
The effect of reinsurance on premiums for the Company’s traditional long-duration contracts was as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Direct premiums	$530	$490	$565
Reinsurance ceded	(224)	(1,361)	(224)
Net premiums	$306	$(871)	$341
Cost of insurance and administrative charges for non-traditional long-duration products are reflected in Premiums, policy and contract charges and were net of reinsurance ceded of $165 million, $152 million and $140 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The amount of claims recovered through reinsurance on all contracts was $435 million, $404 million and $400 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Receivables included $4.4 billion and $4.5 billion of reinsurance recoverables as of December 31, 2022 and 2021, respectively, including $2.7 billion and $2.6 billion related to LTC risk ceded to Genworth, respectively.
Policyholder account balances, future policy benefits and claims include $388 million and $413 million related to previously assumed reinsurance arrangements as of December 31, 2022 and 2021, respectively.
9. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There were nil, nil and $2 million of impairments of indefinite-lived intangible assets recorded for the years ended December 31, 2022, 2021 and 2020, respectively.

The changes in the carrying amount of goodwill reported in the Company’s main operating segments were as follows:

	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Consolidated
	(in millions)
Balance at January 1, 2021	$279	$806	$91	$1,176
Acquisitions	—	287	—	287
Foreign currency translation	—	(4)	—	(4)
Other adjustments	—	(1)	—	(1)
Balance at December 31, 2021	279	1,088	91	1,458
Foreign currency translation	—	(59)	—	(59)
Other adjustments	—	(10)	—	(10)
Balance at December 31, 2022	$279	$1,019	$91	$1,389
On November 8, 2021, the Company completed its acquisition of the European-based asset management business of BMO Financial Group for $973 million, excluding an estimated $7 million reduction due to customary deferred and contingent adjustments. The all-cash transaction added $136 billion of assets under management in EMEA. Goodwill of $287 million arising from acquisition consists largely of the synergies and economies of scale expected from combining the Company’s EMEA operations. All goodwill was assigned to the Asset Management segment. During the fourth quarter of 2022, the Company finalized its purchase accounting and measurement period adjustments, reported within Other adjustments above.
In addition to our annual impairment evaluation for goodwill as of July 1, we evaluated goodwill for impairment in the fourth quarter 2022 due to the current macroeconomic conditions and concluded our goodwill was not impaired.
The carrying amount of indefinite-lived intangible assets consisted of the following:

	December 31,
	2022	2021
	(in millions)
Customer contracts	$837	$848
Trade names	67	69
Total	$904	$917
Definite-lived intangible assets consisted of the following:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$265	$(174)	$91	$254	$(163)	$91
Contracts	222	(210)	12	235	(217)	18
Other	295	(206)	89	272	(188)	84
Total	$782	$(590)	$192	$761	$(568)	$193
The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2022, 2021 and 2020 was $45 million, $34 million and $31 million, respectively. In 2022, 2021 and 2020, the Company did not record any impairment charges on definite-lived intangible assets.
Estimated intangible amortization expense as of December 31, 2022 for the next five years is as follows:

(in millions)
2023	$42
2024	31
2025	26
2026	21
2027	13
10.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
Management updates market-related inputs on a quarterly basis and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2022 primarily reflected a $49 million increase from lower surrenders on variable annuities with living benefits and UL and VUL insurance products partially offset by a $27 million decrease from updating mortality assumptions for variable annuities and a $13 million decrease from updating the discount rate for variable annuities. The impact of unlocking to DAC for the year ended December 31, 2021 primarily reflected a favorable impact from lower surrenders on variable annuities with living benefits and UL and VUL insurance products. The impact of unlocking to DAC for the year ended December 31, 2020 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit.
The balances of and changes in DAC were as follows:

	2022	2021	2020
	(in millions)
Balance at January 1	$2,782	$2,532	$2,698
Capitalization of acquisition costs	197	280	228
Amortization	(216)	(184)	(177)
Amortization, impact of valuation assumptions review	8	60	(100)
Impact of change in net unrealized (gains) losses on securities	389	94	(117)
Balance at December 31	$3,160	$2,782	$2,532
The balances of and changes in DSIC, which is included in Other assets, were as follows:

	2022	2021	2020
	(in millions)
Balance at January 1	$189	$189	$218
Capitalization of sales inducement costs	1	1	1
Amortization	(24)	(16)	(13)
Amortization, impact of valuation assumptions review	2	2	(16)
Impact of change in net unrealized (gains) losses on securities	15	13	(1)
Balance at December 31	$183	$189	$189
11.  Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2022	2021
	(in millions)
Policyholder account balances
Fixed annuities(1)	$7,596	$8,117
Variable annuity fixed sub-accounts	4,779	4,990
UL/VUL insurance	3,070	3,103
IUL insurance	2,654	2,534
Structured variable annuities	6,383	4,440
Other life insurance	524	563
Total policyholder account balances	25,006	23,747

Future policy benefits
Variable annuity GMWB	1,853	2,336
Variable annuity GMAB(2)	35	(23)
Other annuity liabilities(3)	267	67
Fixed annuity life contingent liabilities	1,205	1,278
Life and DI insurance	1,096	1,139
LTC insurance	5,173	5,664
UL/VUL and other life insurance additional liabilities	1,169	1,291
Total future policy benefits	10,798	11,752
Policy claims and other policyholders’ funds	263	251
Total policyholder account balances, future policy benefits and claims	$36,067	$35,750
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.

(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2021 reported as a contra liability.
(3) Includes the fair value of the structured variable annuity embedded derivatives that was a net asset as of December 31, 2022 reported as a contra liability.
Fixed Annuities
Fixed annuities include deferred, payout and fixed deferred indexed annuity contracts. In 2020, the Company discontinued sales of fixed deferred and fixed deferred indexed annuities.
Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.23% to 9.38% as of December 31, 2022, depending on year of issue, with an average rate of approximately 3.62%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
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
See Note 2 and Note 12 for information regarding the Company’s variable annuity guarantees. See Note 15 and Note 17 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions. The Company does not currently hedge its risk under the GGU and GMIB provisions.
Structured Variable Annuities
The Company offers structured variable annuities which give contractholders the option to allocate a portion of their account value to an indexed account with the contractholder’s rate of return, which may be positive or negative, tied to selected indices. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative.
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
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 2.25% to 10% as of December 31, 2022. Anticipated interest rates for DI policies ranged from 4% to 7.5% as of December 31, 2022 and for LTC policies ranged from 5% to 5.7% as of December 31, 2022.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 5.95% for DI and LTC claims, respectively, as of December 31, 2022.
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
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2022	2021
	(in millions)
Variable annuity	$63,223	$82,862
VUL insurance	7,628	9,343
Other insurance	25	33
Threadneedle investment liabilities	3,086	5,253
Total	$73,962	$97,491
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
12.  Variable Annuity and Insurance Guarantees
Most of the variable annuity contracts issued by the Company contain one or more GMDB or GGU provisions. The Company discontinued most new sales of GMWB and GMAB by the end of 2021 and new sales were completely discontinued as of mid-2022. The Company also previously offered contracts containing GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company’s variable annuity guarantees.
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
The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on fund performance. At contract issue, the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a “step-up”) in the case of favorable market performance or by a benefit credit if the contract includes this provision.
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
Variable annuity contractholders age 79 or younger at contract issue could obtain a principal-back guarantee by purchasing the optional GMAB rider for an additional charge. The GMAB rider guarantees that, regardless of market performance at the end of the 10-year waiting period, the contract value will be no less than the original investment or a specified percentage of the highest anniversary value, adjusted for withdrawals. If the contract value is less than the guarantee at the end of the 10-year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value.

Certain UL policies provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2022				December 31, 2021
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$53,608	$51,993	$886	69	$70,020	$68,145	$6	69
Five/six-year reset	6,776	4,165	178	69	8,309	5,612	6	68
One-year ratchet	4,782	4,486	784	72	6,177	5,858	13	71
Five-year ratchet	1,096	1,048	70	68	1,438	1,386	1	68
Other	996	982	244	75	1,302	1,286	38	74
Total — GMDB	$67,258	$62,674	$2,162	69	$87,246	$82,287	$64	69

GGU death benefit	$1,016	$961	$140	72	$1,260	$1,198	$184	72

GMIB	$134	$121	$13	72	$184	$170	$4	71

GMWB:
GMWB	$1,386	$1,382	$25	75	$1,900	$1,895	$1	75
GMWB for life	39,720	39,717	3,099	69	52,387	52,334	187	69
Total — GMWB	$41,106	$41,099	$3,124	69	$54,287	$54,229	$188	69

GMAB	$1,388	$1,388	$126	62	$2,005	$2,005	$—	62
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2022		December 31, 2021
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,456	69	$6,564	68
Structured variable annuity GMDB	$446	64	$3	63
The net amount at risk for UL secondary guarantees and structured variable annuity GMDB is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	15	—	1,587	40	209
Paid claims	(7)	(1)	—	—	(51)
Balance at December 31, 2020	24	6	3,049	1	916
Incurred claims	17	—	(713)	(24)	140
Paid claims	(5)	(1)	—	—	(36)
Balance at December 31, 2021	36	5	2,336	(23)	1,020
Incurred claims	36	1	(483)	58	127
Paid claims	(22)	—	—	—	(51)
Balance at December 31, 2022	$50	$6	$1,853	$35	$1,096
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2022	2021
	(in millions)
Mutual funds:
Equity	$36,800	$49,183
Bond	19,946	24,998
Other	5,947	8,316
Total mutual funds	$62,693	$82,497
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2022, 2021 and 2020.
13. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2022	2021
	(in millions)
Fixed rate certificates	$9,080	$4,995
Stock market certificates	217	287
Stock market embedded derivatives	4	4
Other	12	15
Less: accrued interest classified in Other liabilities	(12)	(5)
Total investment certificate reserves	9,301	5,296
Banking and brokerage deposits	21,474	14,931
Total	$30,775	$20,227
Investment Certificates
The Company offers fixed rate investment certificates primarily in amounts ranging from $1 thousand to $2 million with interest crediting rate terms ranging from 3 to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate owners are entitled to receive a fixed sum at either maturity or upon demand depending on the type of certificate. Payments from certificate owners are credited to investment certificate reserves, which generally accumulate interest at specified percentage rates. Certain investment certificates allow for a surrender charge on premature surrenders. Reserves for certificates that do not allow for a surrender charge were $2.2 billion and $2.7 billion as of December 31, 2022 and 2021, respectively. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities. The interest paid to certificate owners is included in Banking and deposit interest expense.
Certain investment certificate products have returns tied to the performance of equity markets. The Company guarantees the principal for purchasers who hold the certificate for the full term and purchasers may participate in increases in the stock market based on the S&P 500® Index, up to a maximum return. Purchasers can choose 100% participation in the market index up to the cap or 25%

participation plus fixed interest with a combined total up to the cap. Current first term certificates have maximum returns of 0.85% to 4.40%, depending on the term length. The equity component of these certificates is considered an embedded derivative and is accounted for separately. See Note 17 for additional information about derivative instruments used to economically hedge the equity price risk related to the Company’s stock market certificates.
Banking and Brokerage Deposits
Banking and brokerage deposits are amounts due on demand to customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company pays interest on certain customer credit balances and the interest is included in Banking and deposit interest expense.
14. Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	December 31,		December 31,
	2022	2021	2022	2021
	(in millions)
Long-term debt:
Senior notes due 2022	$—	$500	—%	3.0%
Senior notes due 2023	750	750	4.0	4.0
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2032	500	—	4.5	—
Finance lease liabilities	30	40	N/A	N/A
Other (1)	(9)	(8)	N/A	N/A
Total long-term debt	2,821	2,832

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	200	4.6%	0.3%
Total	$3,022	$3,032
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
On May 13, 2022, the Company issued $500 million of 4.5% unsecured senior notes due May 13, 2032 and incurred debt issuance costs of $5 million. Interest payments are due semi-annually in arrears on May 13 and November 13, which commenced on November 13, 2022.
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in Investments and was $1.2 billion of commercial mortgage backed securities as of both December 31, 2022 and 2021, and $479 million and $581 million of residential mortgage backed securities as of December 31, 2022 and 2021, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both December 31, 2022 and 2021. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
In June 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both December 31, 2022 and 2021, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both December 31, 2022 and 2021.

American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both December 31, 2022 and 2021, AEIS had no borrowings outstanding.
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

The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$1,268	$3,835	$—	$5,103
Available-for-Sale securities:
Corporate debt securities	—	9,293	405	9,698
Residential mortgage backed securities	—	15,703	—	15,703
Commercial mortgage backed securities	—	6,212	—	6,212
Asset backed securities	—	6,258	6	6,264
State and municipal obligations	—	797	—	797
U.S. government and agency obligations	2,079	—	—	2,079
Foreign government bonds and obligations	—	41	—	41
Other securities	—	17	—	17
Total Available-for-Sale securities	2,079	38,321	411	40,811
Investments at net asset value (“NAV”)				9	(1)
Trading and other securities	211	16	—	227
Separate account assets at NAV				73,962	(1)
Investments and cash equivalents segregated for regulatory purposes	646	—	—	646
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	48	48
Other assets:
Interest rate derivative contracts	7	260	—	267
Equity derivative contracts	129	2,575	—	2,704
Credit derivative contracts	—	13	—	13
Foreign exchange derivative contracts	—	36	—	36
Total other assets	136	2,884	—	3,020
Total assets at fair value	$4,340	$45,056	$459	$123,826

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$44	$47
IUL embedded derivatives	—	—	739	739
GMWB and GMAB embedded derivatives	—	—	608	608	(2)
Structured variable annuity embedded derivatives	—	—	(137)	(137)	(3)
Total policyholder account balances, future policy benefits and claims	—	3	1,254	1,257	(4)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	4	351	—	355
Equity derivative contracts	139	2,238	—	2,377
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	6	8	—	14
Other	205	5	62	272
Total other liabilities	354	2,604	62	3,020
Total liabilities at fair value	$354	$2,611	$1,316	$4,281

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$2,341	$3,478	$—	$5,819
Available-for-Sale securities:
Corporate debt securities	—	9,430	502	9,932
Residential mortgage backed securities	—	10,944	—	10,944
Commercial mortgage backed securities	—	4,951	35	4,986
Asset backed securities	—	3,647	7	3,654
State and municipal obligations	—	1,092	—	1,092
U.S. government and agency obligations	1,301	—	—	1,301
Foreign government bonds and obligations	—	92	—	92
Other securities	—	49	—	49
Total Available-for-Sale securities	1,301	30,205	544	32,050
Investments at NAV				11	(1)
Trading and other securities	217	25	—	242
Separate account assets at NAV				97,491	(1)
Investments and cash equivalents segregated for regulatory purposes	600	—	—	600
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	1	1,251	—	1,252
Equity derivative contracts	158	4,135	—	4,293
Credit derivative contracts	—	9	—	9
Foreign exchange derivative contracts	1	19	—	20
Total other assets	160	5,414	—	5,574
Total assets at fair value	$4,619	$39,122	$603	$141,846

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$5	$56	$61
IUL embedded derivatives	—	—	905	905
GMWB and GMAB embedded derivatives	—	—	1,486	1,486	(5)
Structured variable annuity embedded derivatives	—	—	406	406
Total policyholder account balances, future policy benefits and claims	—	5	2,853	2,858	(6)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	1	467	—	468
Equity derivative contracts	101	3,653	—	3,754
Foreign exchange derivative contracts	1	—	—	1
Other	212	4	61	277
Total other liabilities	315	4,124	61	4,500
Total liabilities at fair value	$315	$4,133	$2,914	$7,362
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $911 million of individual contracts in a liability position and $303 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2022.
(3) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.

(4) The Company’s adjustment for nonperformance risk resulted in a $510 million cumulative decrease to the embedded derivatives as of December 31, 2022.
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
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$502	$—	$35	$7	$544		$59
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(8)
Other comprehensive income (loss)	(44)	(4)	—	(1)	(49)		—
Purchases	39	389	112	32	572		—
Settlements	(91)	—	—	—	(91)		(3)
Transfers out of Level 3	—	(385)	(147)	(32)	(564)		—
Balance at December 31, 2022	$405	$—	$—	$6	$411		$48

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2022	$(1)	$—	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2022	$(42)	$—	$—	$(1)	$(43)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$1,486		$406		$2,853	$61
Total (gains) losses included in:
Net income	(9)	(2)	(105)	(2)	(1,127)	(3)	(633)	(3)	(1,874)	—	(4)
Other comprehensive income (loss)	—		—		—		—		—	(3)
Issues	—		51		350		90		491	37
Settlements	(3)		(112)		(101)		—		(216)	(33)
Balance at December 31, 2022	$44		$739		$608		$(137)	(5)	$1,254	$62

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2022	$—		$(105)	(2)	$(1,098)	(3)	$(633)	(3)	$(1,836)	$—

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2021	$772	$9	$—	$32	$813		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	3
Other comprehensive income (loss)	(10)	—	—	—	(10)		—
Purchases	108	78	35	—	221		—
Sales	—	—	—	(1)	(1)		—
Issues	—	—	—	—	—		57
Settlements	(119)	—	—	(2)	(121)		(1)
Transfers into Level 3	168	—	—	2	170		—
Transfers out of Level 3	(416)	(87)	—	(24)	(527)		—
Balance at December 31, 2021	$502	$—	$35	$7	$544		$59

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2021	$(1)	$—	$—	$(1)	$(2)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2021	$(8)	$—	$—	$1	$(7)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2021	$49		$935		$2,316		$70		$3,370	$43
Total (gains) losses included in:
Net income	10	(2)	68	(2)	(1,344)	(3)	393	(3)	(873)	(13)	(4)
Issues	—		—		369		(28)		341	45
Settlements	(3)		(98)		145		(29)		15	(14)
Balance at December 31, 2021	$56		$905		$1,486		$406		$2,853	$61

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2021	$—		$68	(2)	$(1,299)	(3)	$—		$(1,231)	$—

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance at January 1, 2020	$750	$17	$19	$786
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	15	1	(1)	15
Purchases	62	220	—	282
Settlements	(54)	—	—	(54)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(229)	—	(229)
Balance at December 31, 2020	$772	$9	$32	$813

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2020	$(1)	$—	$(1)	$(2)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2020	$16	$1	$(1)	$16

	Policyholder Account Balances, Future Policy Benefits and Claims									Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2020	$43		$881		$763		$—		$1,687	$44
Total (gains) losses included in:
Net income	4	(2)	76	(2)	1,152	(3)	91	(3)	1,323	(12)	(4)
Issues	3		61		362		(21)		405	20
Settlements	(1)		(83)		39		—		(45)	(9)
Balance at December 31, 2020	$49		$935		$2,316		$70		$3,370	$43

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2020	$—		$76	(2)	$1,206	(3)	$—		$1,282	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(50) million, $(92) million and $196 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2022, 2021 and 2020, respectively.
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

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$404		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.1%	–	2.3%	1.4%
Asset backed securities	$1		Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
				Annual long-term default rate (2)	3.5%			3.5%
				Discount rate	27.0%			27.0%
				Constant prepayment rate	10.0%			10.0%
				Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$48		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$44		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
				Nonperformance risk (4)	95 bps			95 bps
IUL embedded derivatives	$739		Discounted cash flow	Nonperformance risk (4)	95 bps			95 bps
GMWB and GMAB embedded derivatives	$608		Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	11.0%
				Surrender rate (3)	0.1%	–	55.7%	3.4%
				Market volatility (7) (8)	5.0%	–	17.4%	11.7%
				Nonperformance risk (4)	95 bps			95 bps
Structured variable annuity embedded derivatives	$(137)	(10)	Discounted cash flow	Surrender rate (3)	0.8%	–	40.0%	0.9%
				Nonperformance risk (4)	95 bps			95 bps
Contingent consideration liabilities	$62		Discounted cash flow	Discount rate (9)	0.0%	–	10.5%	3.3%

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$502	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	2.4%	1.1%
Asset backed securities	$2	Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	12.0%			12.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$56	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	65 bps			65 bps
IUL embedded derivatives	$905	Discounted cash flow	Nonperformance risk (4)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$1,486	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (3)	0.1%	–	55.7%	3.6%
			Market volatility (7) (8)	4.3%	–	16.8%	10.8%
			Nonperformance risk (4)	65 bps			65 bps
Structured variable annuity embedded derivatives	$406	Discounted cash flow	Surrender rate (3)	0.8%	–	40.0%	0.9%
			Nonperformance risk (4)	65 bps			65 bps
Contingent consideration liabilities	$61	Discounted cash flow	Discount rate (9)	0.0%	–	0.0%	0.0%
(1) The weighted average for the yield/spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
(2) The weighted average annual default rates of asset backed securities is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.

(3) The weighted average surrender rate is weighted based on the benefit base of each contract and represents the average assumption in the current year including the effect of a dynamic surrender formula.
(4) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives. During the third quarter of 2022, the Company changed to using a U.S. Treasury curve as its observable discount rate curve reflecting the evolution of LIBOR discontinuation as an observable reference rate used by market participants.
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
(10) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.
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
Level 1 securities primarily include trading securities and U.S. Treasuries.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both December 31, 2022 and 2021. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both December 31, 2022 and 2021. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
Securities sold but not yet purchased represent obligations of the Company to deliver specified securities that it does not yet own, creating a liability to purchase the security in the market at prevailing prices. When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities sold but not yet purchased primarily include trading securities and U.S. Treasuries traded in active markets. Level 2 securities sold but not yet purchased primarily include corporate bonds.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $58 million and $93 million as of December 31, 2022 and 2021, respectively, and is classified as Level 3 in the fair value hierarchy.

Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,987	$—	$105	$1,695	$1,800
Policy loans	847	—	847	—	847
Receivables	10,287	199	1,742	6,996	8,937
Restricted and segregated cash	1,583	1,583	—	—	1,583
Other investments and assets	375	—	323	51	374

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,518	$—	$—	$12,521	$12,521
Investment certificate reserves	9,310	—	—	9,253	9,253
Banking and brokerage deposits	21,474	21,474	—	—	21,474
Separate account liabilities — investment contracts	3,383	—	3,383	—	3,383
Debt and other liabilities	3,242	234	2,909	7	3,150

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,953	$—	$49	$1,990	$2,039
Policy loans	835	—	835	—	835
Receivables	10,509	135	1,669	9,404	11,208
Restricted and segregated cash	2,195	2,195	—	—	2,195
Other investments and assets	368	—	319	49	368

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,342	$—	$—	$13,264	$13,264
Investment certificate reserves	5,297	—	—	5,290	5,290
Banking and brokerage deposits	14,931	14,931	—	—	14,931
Separate account liabilities — investment contracts	5,657	—	5,657	—	5,657
Debt and other liabilities	3,214	206	3,129	9	3,344
Receivables include deposit receivables, brokerage margin loans, securities borrowed, pledged asset lines of credit and loans to financial advisors. Restricted and segregated cash includes cash segregated under federal and other regulations held in special reserve bank accounts for the exclusive benefit of the Company’s brokerage customers. Other investments and assets primarily include syndicated loans, credit card receivables, certificate of deposits with original or remaining maturities at the time of purchase of more than 90 days, the Company’s membership in the FHLB and investments related to the Community Reinvestment Act. See Note 7 for additional information on mortgage loans, policy loans, syndicated loans, credit card receivables and deposit receivables.
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

16.  Offsetting Assets and Liabilities
Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets. The Company’s derivative instruments and securities borrowing and lending agreements are subject to master netting and collateral arrangements and qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. Securities borrowed and securities loaned result from transactions between the Company’s broker dealer subsidiary and other financial institutions and are recorded at the amount of cash collateral advanced or received. Securities borrowed and securities loaned are primarily equity securities. The Company’s securities borrowed and securities loaned transactions generally do not have a fixed maturity date and may be terminated by either party under customary terms. The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,900	$—	$2,900	$(2,322)	$(568)	$(5)	$5
OTC cleared	23	—	23	(9)	—	—	14
Exchange-traded	97	—	97	(75)	—	—	22
Total derivatives	3,020	—	3,020	(2,406)	(568)	(5)	41
Securities borrowed	199	—	199	(31)	—	(164)	4
Total	$3,219	$—	$3,219	$(2,437)	$(568)	$(169)	$45

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,387	$—	$5,387	$(3,613)	$(1,637)	$(114)	$23
OTC cleared	88	—	88	(41)	—	—	47
Exchange-traded	99	—	99	(91)	—	—	8
Total derivatives	5,574	—	5,574	(3,745)	(1,637)	(114)	78
Securities borrowed	135	—	135	(41)	—	(91)	3
Total	$5,709	$—	$5,709	$(3,786)	$(1,637)	$(205)	$81
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,646	$—	$2,646	$(2,322)	$(43)	$(277)	$4
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	93	—	93	(75)	—	(17)	1
Total derivatives	2,748	—	2,748	(2,406)	(43)	(294)	5
Securities loaned	235	—	235	(31)	—	(197)	7
Total	$2,983	$—	$2,983	$(2,437)	$(43)	$(491)	$12

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,091	$—	$4,091	$(3,613)	$(183)	$(292)	$3
OTC cleared	41	—	41	(41)	—	—	—
Exchange-traded	91	—	91	(91)	—	—	—
Total derivatives	4,223	—	4,223	(3,745)	(183)	(292)	3
Securities loaned	207	—	207	(41)	—	(160)	6
Total	$4,430	$—	$4,430	$(3,786)	$(183)	$(452)	$9
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

Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2022			December 31, 2021
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives designated as hedging instruments
Equity contracts - cash flow hedges	$6	$—	$1	$19	$—	$—
Foreign exchange contracts - net investment hedges	85	—	—	58	—	—
Total qualifying hedges	91	—	1	77	—	—

Derivatives not designated as hedging instruments
Interest rate contracts	101,307	267	355	79,468	1,252	468
Equity contracts	68,493	2,704	2,376	61,142	4,293	3,754
Credit contracts	1,857	13	2	1,748	9	—
Foreign exchange contracts	3,171	36	14	2,380	20	1
Total non-designated hedges	174,828	3,020	2,747	144,738	5,574	4,223

Embedded derivatives
GMWB and GMAB (4)	N/A	—	608	N/A	—	1,486
IUL	N/A	—	739	N/A	—	905
Fixed deferred indexed annuities and deposit receivables	N/A	48	47	N/A	59	61
Structured variable annuities (5)	N/A	—	(137)	N/A	—	406
SMC	N/A	—	4	N/A	—	4
Total embedded derivatives	N/A	48	1,261	N/A	59	2,862
Total derivatives	$174,919	$3,068	$4,009	$144,815	$5,633	$7,085
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.6 billion and $3.2 billion as of December 31, 2022 and 2021, respectively. See Note 16 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2022 included $911 million of individual contracts in a liability position and $303 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2021 included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position.
(5) The fair value of the structured variable annuity embedded derivatives as of December 31, 2022 included $194 million of individual contracts in a liability position and $331 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2021 included $409 million of individual contracts in a liability position and $3 million of individual contracts in an asset position.
See Note 15 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2022 and 2021, investment securities with a fair value of $14 million and $123 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $5 million and $123 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2022 and 2021, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both December 31, 2022 and 2021, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Year Ended December 31, 2022
Interest rate contracts	$1	$—	$(3)	$—	$(2,900)	$(1)	$—
Equity contracts	8	(1)	(177)	(126)	735	—	(23)
Credit contracts	—	—	(4)	—	279	—	—
Foreign exchange contracts	2	—	—	—	105	—	(7)
GMWB and GMAB embedded derivatives	—	—	—	—	870	—	—
IUL embedded derivatives	—	—	—	217	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	4	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	633	—	—
Total gain (loss)	$11	$(1)	$(184)	$95	$(278)	$(1)	$(30)

Year Ended December 31, 2021
Interest rate contracts	$(23)	$—	$(1)	$—	$(886)	$—	$—
Equity contracts	(4)	1	116	91	(817)	—	17
Credit contracts	—	—	1	—	43	—	—
Foreign exchange contracts	1	—	—	—	5	—	8
GMWB and GMAB embedded derivatives	—	—	—	—	830	—	—
IUL embedded derivatives	—	—	—	30	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(8)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(393)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—	—
Total gain (loss)	$(26)	$—	$116	$113	$(1,218)	$—	$25

Year Ended December 31, 2020
Interest rate contracts	$(1)	$—	$2	$—	$1,633	$—	$—
Equity contracts	(1)	1	100	55	(744)	—	15
Credit contracts	—	—	1	—	(106)	—	—
Foreign exchange contracts	1	—	—	—	(8)	—	10
GMWB and GMAB embedded derivatives	—	—	—	—	(1,553)	—	—
IUL embedded derivatives	—	—	—	7	—	—	—
Fixed deferred indexed annuity embedded derivatives	—	—	—	(4)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(91)	—	—
SMC embedded derivatives	—	(1)	—	—	—	—	—
Total gain (loss)	$(1)	$—	$103	$58	$(869)	$—	$25

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
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of December 31, 2022:

	Premiums Payable	Premiums Receivable
	(in millions)
2023	$50	$43
2024	132	23
2025	121	21
2026	251	88
2027	19	—
2028 - 2029	59	—
Total	$632	$175
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
Cash Flow Hedges
The Company has designated derivative instruments as a cash flow hedge for equity exposure of certain compensation-related liabilities and interest rate exposure on forecasted debt interest payments. For derivative instruments that qualify as cash flow hedges, the gains or losses on the derivative instruments is reported in AOCI and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented within the same line item as the earnings impact of the hedged item in Interest and debt expense.
For the years ended December 31, 2022, 2021 and 2020, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of December 31, 2022 that the Company expects to reclassify within the next twelve months to earnings as a reduction to Interest and debt expense is $0.6 million and as an increase to General and administrative expense is $0.6 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 13 years and relates to forecasted debt interest payments. See Note 20 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
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
The following table is a summary of the impact of derivatives designated as hedges on the Consolidated Statements of Operations:

Years Ended December 31,
2020
(in millions)
Total Interest and debt expense	$162
Gains (losses) on interest rate contracts designated as fair value hedges:
Hedged items	$1
Derivatives designated as fair value hedges	(1)
Gains (losses) on interest rate contracts designated as cash flow hedges:
Amount of gains (losses) reclassified from AOCI into income	$1
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the years ended December 31, 2022, 2021 and 2020 , the Company recognized a gain of $15 million, a loss of $1 million and a gain of $1 million, respectively, in OCI.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2022 and 2021, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $240 million and $383 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2022 and 2021 was $236 million and $383 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2022 and 2021 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $4 million and nil, respectively.

18.  Leases
The following table presents the balances for operating and finance ROU assets and lease liabilities:

Leases	Balance Sheet Classification	December 31, 2022	December 31, 2021
		(in millions)
Assets
Operating lease assets	Other assets	$268	$291
Finance lease assets	Other assets	28	38
Total lease assets		$296	$329

Liabilities
Operating lease liabilities	Other liabilities	$317	$341
Finance lease liabilities	Long-term debt	30	40
Total lease liabilities		$347	$381
The following table presents the components of lease cost:

		Years Ended December 31,
Lease Cost	Income Statement Classification	2022	2021	2020
		(in millions)
Operating lease cost	General and administrative expense	$61	$57	$57
Finance lease cost:
Amortization of ROU assets	General and administrative expense	10	13	10
Interest on lease liabilities	Interest and debt expense	1	2	2
Total lease cost		$72	$72	$69
The following table presents the weighted-average lease term and weighted-average discount rate related to operating and finance leases:

	December 31, 2022		December 31, 2021
Lease Term and Discount Rate	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted-average remaining lease term (years)	2.8	6.7	3.8	7.2
Weighted-average discount rate	3.4%	2.1%	3.4%	2.1%
The following table presents supplemental cash flow information related to operating and finance leases:

	Years Ended December 31,
Supplemental Cash Flow Information	2022	2021	2020
	(in millions)
Operating cash flows:
Cash paid for amounts included in measurement of operating lease liabilities	$65	$50	$65
Cash paid for amounts included in measurement of finance lease liabilities	1	2	2
Financing cash flows:
Cash paid for amounts included in measurement of finance lease liabilities	$10	$9	$12

The following table presents the maturities of lease liabilities:

Maturity of Lease Liabilities	December 31, 2022
	Finance Leases	Operating Leases
	(in millions)
2023	$11	$69
2024	11	58
2025	10	51
2026	—	45
2027	—	34
Thereafter	—	81
Total lease payments	32	338
Less: interest	2	21
Present value of lease liabilities	$30	$317
19. Share-Based Compensation
The Company’s share-based compensation plans consist of the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (the “2005 ICP”), the Ameriprise Financial 2008 Employment Incentive Equity Award Plan (the “2008 Plan”), the Ameriprise Financial Franchise Advisor Deferred Compensation Plan and the Ameriprise Advisor Group Deferred Compensation Plan.
The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Stock option	$16	$20	$23
Restricted stock	27	24	24
Restricted stock units	127	108	99
Liability awards	44	92	67
Total	$214	$244	$213
For the years ended December 31, 2022, 2021 and 2020, total income tax benefit recognized by the Company related to share-based compensation expense was $45 million, $51 million and $45 million, respectively.
As of December 31, 2022, there was $186 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 3.1 years.
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
Ameriprise Financial 2008 Employment Incentive Equity Award Plan
The 2008 Plan is designed to align employees’ interests with those of the shareholders of the Company and attract and retain new employees. The 2008 Plan provides for the grant of equity incentive awards to new employees, primarily those, who became employees in connection with a merger or acquisition, including stock options, restricted stock awards, restricted stock units, and other equity-based awards designed to comply with the applicable federal and foreign regulations and laws of jurisdiction. Under the 2008 Plan, a maximum of 6.0 million shares may be issued. Effective February 23, 2023, the 2008 Plan has been terminated by the Company and shares may no longer be issued under the 2008 Plan.
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

The following weighted average assumptions were used for stock option grants:

	2022	2021	2020
Dividend yield	2.0%	2.5%	2.5%
Expected volatility	35%	36%	27%
Risk-free interest rate	1.7%	0.4%	1.4%
Expected life of stock option (years)	5.0	5.0	5.0
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
The weighted average grant date fair value for options granted during 2022, 2021 and 2020 was $80.48, $48.48 and $31.53, respectively.
A summary of the Company’s stock option activity for 2022 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	3.3	$145.79	6.3	$518
Granted	0.2	298.09
Exercised	(0.7)	127.48
Outstanding at December 31	2.8	160.57	5.8	419
Exercisable at December 31	2.2	145.10	5.2	368
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $130 million, $219 million and $139 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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

Ameriprise Financial Franchise Advisor Deferred Compensation Plan
The Franchise Advisor Deferred Compensation Plan (the “AFG Deferral Plan”) is an unfunded, non-qualified deferred compensation plan that provides benefits to certain advisors and leaders associated with the Company. The AFG Deferral Plan has not been approved by the Company’s shareholders, and it is a value-neutral plan (as that term is used by proxy advisory firms) and there will be no additional premium or matching contributions. Under the AFG Deferral Plan, a maximum of 12.5 million Company shares may be issued.
The AFG Deferral Plan allows participants to voluntarily defer a portion of their cash commissions and elect crediting rate alternatives that includes a fund based on Ameriprise Financial stock or other investment options in lieu of receiving the applicable cash compensation. Amounts a participant chooses to invest in the fund tracking Ameriprise Financial stock will be settled in Ameriprise shares; all voluntary deferrals invested in other investment options will be settled in cash. From 2006-2010, the Company provided advisors with a matching contribution with respect to these voluntary deferred amounts; however, the Company has not provided a match since 2010 and has amended the AFG Deferral Plan to remove any matching contributions. There are approximately 123,000 shares outstanding under this prior matching contribution. Other than this historical matching contribution, the Company does not provide any additional premium in connection with the deferred compensation.

In addition to the voluntary deferral of cash commissions, certain participants are eligible to earn amounts in recognition of certain performance achievements that vest ratably over three or four years. When earned, award amounts are credited to a participant’s account and receive a crediting rate based on Ameriprise Financial stock, and a participant elects (when an award is granted) whether to receive payout of these awards in cash or stock. The Company does not provide any additional premium or matching contribution in connection with the deferred compensation. Share units receive dividend equivalents, as dividends are declared by the Company’s Board of Directors, until distribution and are subject to forfeiture until vested.
Ameriprise Advisor Group Deferred Compensation Plan
The Advisor Group Deferred Compensation Plan (the “AAG Deferral Plan”) was established in 2009 as an unfunded, non-qualified deferred compensation plan that provides benefits to certain employee advisors and field leaders of the Company. The AAG Deferral Plan was not approved by the Company’s shareholders and is considered a value-neutral plan (as that term is used by proxy advisory firms) and there will be no additional premium or matching contributions. Under the AAG Deferral Plan, a maximum of 3.0 million Company shares may be issued.
The AAG Deferral Plan allows eligible employees to voluntarily defer a portion of their base salary, bonus and/or commissions and elect crediting rate alternatives that include a fund based on Ameriprise Financial stock or other investment options in lieu of receiving the applicable cash compensation. Such deferrals are fully vested and not subject to future service requirements or forfeitures and the Company does not provide any additional premium or matching contribution in connection with the deferred compensation. Amounts a participant chooses to invest in the fund tracking Ameriprise Financial stock will be settled in Ameriprise shares; all voluntary deferrals invested in other investment options will be settled in cash.

In addition to the voluntary deferral component, participants may earn amounts in recognition of certain performance achievements. These amounts receive a crediting rate based on Ameriprise Financial stock or other investment options, at the participant’s election where applicable. For amounts allocated in the fund that tracks the performance of Ameriprise Financial stock, a participant elects (when an award is granted) whether to receive payout of these awards in cash or Company shares. For amounts allocated to other options, the participant receives payout in cash. These award types are subject to future service requirements and forfeitures, and the Company does not provide any additional premium or matching contribution in connection with the deferred compensation. Share units receive dividend equivalents, as dividends are declared by the Company’s Board of Directors, until distribution and are subject to forfeiture until vested.
BMO Share Plans
As part of the acquisition of the BMO Global Asset Management (EMEA) business in 2021, the Company maintains certain legacy BMO Financial Group share-based awards that were granted prior to the acquisition. All relevant awards are cash settled with the last vesting date in 2023. As of December 31, 2022 and 2021, the liability related to these awards was $26 million and $48 million, respectively, and is included in Other liabilities.

Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation and commission deferrals into stock and deferred share units for 2022 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	1.3	$170.91
Granted	0.6	289.60
Deferred	0.1	281.31
Vested	(0.6)	210.30
Forfeited	—	225.29
Non-vested shares at December 31	1.4	214.78
The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2022, 2021 and 2020 was $191 million, $139 million and $124 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2022, 2021 and 2020 was $296.50, $207.49 and $163.54, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2022, 2021 and 2020 was $280.49, $241.34 and $147.96, respectively.
Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the target for awards made prior to 2018 and 175% of the target for awards made in 2018 or later, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise Financial common stock. The total number of target PSUs outstanding at the end of December 31, 2022, 2021 and 2020 was 0.3 million, 0.4 million and 0.4 million, respectively. The PSUs are liability awards. During the years ended December 31, 2022, 2021 and 2020, the value of shares settled for PSU awards was $85 million, $47 million and $34 million, respectively.
20.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(4,146)	$918	$(3,228)
Reclassification of net (gains) losses on securities included in net income (2)	85	(18)	67
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	821	(172)	649
Net unrealized gains (losses) on securities	(3,240)	728	(2,512)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	—	(1)
Net unrealized gains (losses) on derivatives	(1)	—	(1)
Defined benefit plans:
Prior service credits and costs	(1)	—	(1)
Net gains (losses)	97	(20)	77
Defined benefit plans	96	(20)	76
Foreign currency translation	(216)	45	(171)
Total other comprehensive income (loss)	$(3,361)	$753	$(2,608)

	Year Ended December 31, 2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(622)	$137	$(485)
Reclassification of net (gains) losses on securities included in net income (2)	(561)	118	(443)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables(4)	322	(67)	255
Net unrealized gains (losses) on securities	(861)	188	(673)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	—	(1)
Net unrealized gains (losses) on derivatives	(1)	—	(1)
Defined benefit plans:
Prior service credits and costs	(3)	1	(2)
Net gains (losses)	70	(15)	55
Defined benefit plans	67	(14)	53
Foreign currency translation	(16)	3	(13)
Total other comprehensive income (loss)	$(811)	$177	$(634)

	Year Ended December 31, 2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$907	$(192)	$715
Reclassification of net (gains) losses on securities included in net income (2)	(11)	2	(9)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables(4)	(274)	57	(217)
Net unrealized gains (losses) on securities	622	(133)	489
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(2)	1	(1)
Net unrealized gains (losses) on derivatives	(2)	1	(1)
Defined benefit plans:
Prior service credits	(2)	—	(2)
Net gains (losses)	(82)	18	(64)
Defined benefit plans	(84)	18	(66)
Foreign currency translation	32	(5)	27
Total other comprehensive income (loss)	$568	$(119)	$449
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in Net investment income.
(3) Includes a $1 million, $1 million and $1 million pretax gain reclassified to Interest and debt expense and nil pretax loss reclassified to Net investment income for the years ended December 31, 2022, 2021 and 2020, respectively.
(4) See Note 28 for a summary of the revision to the Company’s previously reported Consolidated Financial Statements.
Other comprehensive income (loss) related to net unrealized gains (losses) on securities includes three components: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at January 1, 2020	$758	$6	$(138)	$(181)	$(1)	$444
OCI before reclassifications	498	—	(66)	27	—	459
Amounts reclassified from AOCI	(9)	(1)	—	—	—	(10)
Total OCI	489	(1)	(66)	27	—	449
Balance at December 31, 2020	1,247	5	(204)	(154)	(1)	893
OCI before reclassifications	(230)	—	36	(13)	—	(207)
Amounts reclassified from AOCI	(443)	(1)	17	—	—	(427)
Total OCI	(673)	(1)	53	(13)	—	(634)
Balance at December 31, 2021	574	4	(151)	(167)	(1)	259
OCI before reclassifications	(2,579)	—	61	(171)	—	(2,689)
Amounts reclassified from AOCI	67	(1)	15	—	—	81
Total OCI	(2,512)	(1)	76	(171)	—	(2,608)
Balance at December 31, 2022	$(1,938)	$3	$(75)	$(338)	$(1)	$(2,349)
For the years ended December 31, 2022, 2021 and 2020, the Company repurchased a total of 6.6 million shares, 7.1 million shares and 8.4 million shares, respectively, of its common stock for an aggregate cost of $1.9 billion, $1.8 billion and $1.3 billion, respectively. In February 2019, the Company’s Board of Directors authorized an additional repurchase up to $2.5 billion of the Company’s common stock through March 31, 2021, which was exhausted in the fourth quarter of 2020. In August 2020, the Company’s Board of Directors authorized an additional expenditure of up to $2.5 billion for the repurchase of shares of the Company’s common stock through September 30, 2022, which was exhausted in the second quarter of 2022. In January 2022, the Company’s Board of Directors authorized an additional $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024. As of December 31, 2022, the Company had $1.6 billion remaining under this share repurchase authorization.
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
For the years ended December 31, 2022, 2021 and 2020, the Company reacquired 0.3 million shares, 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $99 million, $69 million and $52 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the years ended December 31, 2022, 2021 and 2020, the Company reacquired 0.5 million shares, 1.3 million shares and 1.5 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $145 million, $306 million and $263 million, respectively.
For the years ended December 31, 2022, 2021 and 2020, the Company reissued 0.8 million, 0.4 million and 0.5 million, respectively, treasury shares for restricted stock award grants, performance share units, and issuance of shares vested under advisor deferred compensation plans.

21.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Numerator:
Net income	$2,559	$2,760	$1,534

Denominator:
Basic: Weighted-average common shares outstanding	111.3	117.3	123.8
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.4	2.7	1.9
Diluted: Weighted-average common shares outstanding	113.7	120.0	125.7

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$22.99	$23.53	$12.39
Diluted	$22.51	$23.00	$12.20
The calculation of diluted earnings per share excludes the incremental effect of 0.2 million, nil and nil options for the years ended December 31, 2022, 2021 and 2020, respectively, due to their anti-dilutive effect.
22. Regulatory Requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s subsidiaries. As of December 31, 2022, the aggregate amount of unrestricted net assets was approximately $1.3 billion.
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
State insurance statutes contain limitations as to the amount of dividends that insurers may make without providing prior notification to state regulators. For RiverSource Life, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned (deficit)/surplus was $(679) million and $175 million as of December 31, 2022 and 2021, respectively.
In addition, dividends whose fair market value, together with that of other dividends made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $3.1 billion and $3.4 billion as of December 31, 2022 and 2021, respectively. On February 17, 2023, RiverSource Life’s Board of Directors declared a cash dividend of up to $200 million to Ameriprise Financial, Inc., payable on or after March 20, 2023.

Statutory net gain from operations and net income are summarized as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
RiverSource Life
Statutory net gain from operations	$1,615	$1,366	$1,393
Statutory net income	1,769	253	1,582
Government debt securities of $4 million and $5 million as of December 31, 2022 and 2021, respectively, held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.
Broker-dealer subsidiaries
The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Rule 15c3-1 provides an “alternative net capital requirement” which AEIS and Ameriprise Financial Services, LLC (“AFS”) (significant broker dealers) have elected. Regulations require that minimum net capital, as defined, be equal to the greater of $250 thousand or 2% of aggregate debit items arising from client balances. Financial Industry Regulatory Authority (“FINRA”) may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements.
The following table presents the net capital position of both AEIS and AFS:

	December 31,
	2022	2021
	(in millions, except percentages)
AEIS
Net capital as a percent of aggregate debit items	15.76%	10.58%

Net capital	$208	$155
Less: required net capital	26	29
Excess net capital	$182	$126

AFS
Net capital	$90	$103
Less: required net capital	—	—
Excess net capital	$90	$103
On February 15, 2023, AEIS and AFS paid cash dividends of $60 million and $30 million, respectively, to AMPF Holding, LLC.
Bank subsidiary
The Company is a savings and loan holding company that is subject to various banking regulations. However, the Company is not currently subject to the risk-based capital requirements of the Federal Reserve Bank because it is substantially engaged in insurance activities.
Ameriprise Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation in its role as insurer of its deposits. Ameriprise Bank is required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 Capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CEIT”) to risk-weighted assets. Ameriprise Bank calculates these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and Ameriprise Bank’s internal capital policies. Ameriprise Bank’s requirements to maintain adequate capital ratios in relation to its risk-weighted asset levels could affect its ability to take capital actions, such as the payment of dividends. As of December 31, 2022, Ameriprise Bank’s capital levels exceeded the capital conservation buffer requirement and was categorized as “well-capitalized.” To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,” Ameriprise Bank must maintain minimum CEIT, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table:

Regulatory Capital	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in millions, except percentages)
At December 31, 2022
Common equity Tier 1 capital	$1,542	30.18%	$230	4.50%	$332	6.50%
Tier 1 capital	1,542	30.18	307	6.00	409	8.00
Total capital	1,546	30.26	409	8.00	511	10.00
Tier 1 leverage	1,542	7.72	799	4.00	999	5.00

At December 31, 2021
Common equity Tier 1 capital	$853	29.54%	$130	4.50%	$188	6.50%
Tier 1 capital	853	29.54	173	6.00	231	8.00
Total capital	855	29.60	231	8.00	289	10.00
Tier 1 leverage	853	7.24	471	4.00	589	5.00
Other subsidiaries
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $9.3 billion and $5.3 billion as of December 31, 2022 and 2021, respectively. ACC had qualified assets of $9.9 billion and $5.7 billion as of December 31, 2022 and 2021, respectively.
Ameriprise Trust Company is subject to capital adequacy requirements under the laws of the State of Minnesota as enforced by the Minnesota Department of Commerce.
Required capital for Columbia Threadneedle Investments UK International Ltd. is predominantly based on the requirements specified by its regulator, the Financial Conduct Authority (“FCA”), under its Capital Adequacy Requirements for investment firms.
23.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Current income tax
Federal	$509	$551	$527
State and local	93	79	63
Foreign	25	47	28
Total current income tax	627	677	618
Deferred income tax
Federal	(1)	(62)	(309)
State and local	3	(3)	(16)
Foreign	(6)	(22)	4
Total deferred income tax	(4)	(87)	(321)
Total income tax provision	$623	$590	$297

The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
United States	$3,075	$3,126	$1,685
Foreign	107	224	146
Total	$3,182	$3,350	$1,831
The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2022	2021	2020
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
State taxes, net of federal benefit	2.4	1.8	2.1
Low income housing tax credits	(1.4)	(2.0)	(4.3)
Incentive compensation	(1.3)	(1.6)	(1.4)
Dividends received deduction	(1.1)	(1.0)	(2.1)
Other, net	—	(0.6)	0.9
Income tax provision	19.6%	17.6%	16.2%
The increase in the Company’s effective tax rate for the year ended December 31, 2022 compared to 2021 is primarily the result of a decrease in low income housing tax credits and an increase in state taxes, net of federal benefit, and various other adjustments.
The increase in the Company’s effective tax rate for the year ended December 31, 2021 compared to 2020 is primarily the result of a decrease in the dividends received deduction and low income housing tax credits, partially offset by various other adjustments.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2022 and 2021. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within Other assets or Other liabilities, were as follows:

	December 31,
	2022	2021
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$2,397	$1,996
Net unrealized losses on Available-for-Sale securities	542	—
Deferred compensation	477	586
Other	198	179
Gross deferred income tax assets	3,614	2,761
Less: valuation allowance	65	32
Total deferred income tax assets	3,549	2,729

Deferred income tax liabilities
Investment related	924	565
Deferred acquisition costs	463	481
Intangible assets	216	209
Goodwill	85	77
Net unrealized gains on Available-for-Sale securities(1)	—	182
Other	160	196
Gross deferred income tax liabilities	1,848	1,710
Net deferred income tax assets	$1,701	$1,019
(1) See Note 28 for a summary of the revision to the Company’s previously reported Consolidated Financial Statements.

Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $30 million, net of federal benefit, which will expire beginning December 31, 2023 and foreign net operating losses of $34 million. Based on analysis of the Company’s tax position as of December 31, 2022, management believes it is more likely than not that the Company will not realize certain state net operating losses of $29 million, state deferred tax assets of $2 million and foreign net operating losses of $34 million; therefore, a valuation allowance of $65 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2022	2021	2020
	(in millions)
Balance at January 1	$125	$110	$100
Additions based on tax positions related to the current year	12	21	11
Reductions based on tax positions related to the current year	(1)	(1)	(1)
Additions for tax positions of prior years	5	5	10
Reductions for tax positions of prior years	(1)	(8)	(4)
Reductions due to lapse of statute of limitations	—	(1)	(5)
Audit settlements	(2)	(1)	(1)
Balance at December 31	$138	$125	$110
If recognized, approximately $106 million, $95 million and $80 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $58 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $4 million, nil and a net increase of $2 million in interest and penalties for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the Company had a payable of $14 million and $10 million, respectively, related to accrued interest and penalties.
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
24. Retirement Plans and Profit Sharing Arrangements
Defined Benefit Plans
Pension Plans and Other Postretirement Benefits
The Company’s U.S. non-advisor employees who were hired prior to April of 2019 are generally eligible for the Ameriprise Financial Retirement Plan (the “Retirement Plan”), a noncontributory defined benefit plan which is a qualified plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). However, effective April 2020, the Company no longer enrolled new employees in the Retirement Plan. Funding of costs for the Retirement Plan complies with the applicable minimum funding requirements specified by ERISA and is held in a trust. The Retirement Plan is a cash balance plan by which the employees’ accrued benefits are based on notional account balances, which are maintained for each individual. Each pay period these balances are credited with an amount equal to a percentage of eligible compensation as defined by the Retirement Plan (which includes, but is not limited to, base pay, performance based incentive pay, commissions, shift differential and overtime). The percentage ranges from 2.5% to 10% depending on several factors including years of service as of April 2020 and will no longer increase with more years of service. Employees’ balances are also credited with a fixed rate of interest that is updated each January 1 and is based on the average of the daily five-year U.S. Treasury Note yields for the previous October 1 through November 30, with a minimum crediting rate of 5% and maximum crediting rate of 10%. Employees are fully vested after 3 years of service or upon retirement at or after age 65, disability or death while employed. Employees have the option to receive annuity payments or a lump sum payout of vested balance at termination or retirement.
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
The Company also sponsors unfunded defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. On December 31, 2016, the access to retiree health care coverage was closed to all active employees who had previously met the qualification requirements. Instead, only existing retirees, as of January 1, 2017, qualifying for the plan and electing coverage will be provided a fixed amount to subsidize health care insurance purchased through other providers. Net periodic postretirement benefit costs were not material for the years ended December 31, 2022, 2021 and 2020.
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
All components of the net periodic benefit cost are recorded in General and administrative expense and were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Service cost	$43	$45	$45
Interest cost	39	21	29
Expected return on plan assets	(70)	(57)	(55)
Amortization of prior service credits	(1)	(2)	(2)
Amortization of net loss	18	23	15
Other	3	5	7
Net periodic benefit cost	$32	$35	$39
The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.
The following table provides a reconciliation of changes in the benefit obligation:

	Pension Plans		Other Postretirement Plans
	2022	2021	2022	2021
	(in millions)
Benefit obligation at January 1	$1,815	$1,271	$13	$14
Service cost	43	45	—	—
Interest cost	39	21	—	—
Plan change	—	7	—	—
Benefits paid	(21)	(12)	(1)	(1)
Actuarial (gain) loss	(520)	16	(1)	—
Acquisitions	—	498	—	—
Settlements	(27)	(27)	—	—
Foreign currency rate changes	(73)	(4)	—	—
Benefit obligation at December 31	$1,256	$1,815	$11	$13
The actuarial (gain) loss for pension plans were primarily due to changes in the discount rate assumption as of December 31, 2022 and 2021, respectively.
The following table provides a reconciliation of changes in the fair value of assets:

	Pension Plans
	2022	2021
	(in millions)
Fair value of plan assets, January 1	$1,583	$905
Actual return on plan assets	(365)	121
Employer contributions	56	14
Benefits paid	(21)	(12)
Acquisitions	—	586
Settlements	(27)	(27)
Foreign currency rate changes	(84)	(4)
Fair value of plan assets, December 31	$1,142	$1,583

The Company complies with the minimum funding requirements in all countries. The following table provides the amounts recognized in the Consolidated Balance Sheets as of December 31, which equal the funded status of the plans:

	Pension Plans		Other Postretirement Plans
	2022	2021	2022	2021
	(in millions)
Benefit liability	$(215)	$(339)	$(11)	$(13)
Benefit asset	101	107	—	—
Net amount recognized	$(114)	$(232)	$(11)	$(13)
The accumulated benefit obligation for all pension plans as of December 31, 2022 and 2021 was $1.2 billion and $1.8 billion, respectively. The following table provides information for pension plans with benefit obligations in excess of plan assets:

	December 31,
	2022	2021
	(in millions)
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$874	$1,769
Fair value of plan assets	688	1,583
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$903	$1,815
Fair value of plan assets	688	1,583
The weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Other Postretirement Plans
	2022	2021	2022	2021

Discount rates	5.30%	2.46%	5.41%	2.01%
Rates of increase in compensation levels	3.72	3.72	N/A	N/A
Interest crediting rates for cash balance plans	5.00	5.00	N/A	N/A
N/A  Not Applicable
The weighted average assumptions used to determine net periodic benefit cost of pension plans were as follows:

	2022	2021	2020

Discount rates	2.46%	2.33%	2.97%
Rates of increase in compensation levels	3.69	5.21	4.01
Expected long-term rates of return on assets	4.82	6.58	7.14
Interest crediting rates for cash balance plans	5.00	5.00	5.00
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
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds and certain collective funds described below, and additional voluntary contribution assets outside the U.S. which are allocated at the discretion of the individual and will be converted at retirement into the defined benefit pension plan. Actual allocations will generally be within 5% of these targets. In addition, assets in pooled pension funds and certain collective funds reflect allocations between growth and liability matching portfolios and may shift based on manager discretion. These funds invest primarily in debt securities, equity securities, and certain derivatives, either directly or through other collective funds. As of December 31, 2022 and 2021, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.

The following tables present the Company’s pension plans assets measured at fair value on a recurring basis:

Asset Category	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. small cap stocks	$76	$6	$—	$82
Registered investment companies	80	—	—	80
Insurance contracts	—	—	19	19
Cash equivalents at NAV				6	(1)
Collective investment funds at NAV				758	(1)
Real estate investment trusts at NAV				29	(1)
Hedge funds at NAV				16	(1)
Pooled pension funds at NAV				152	(1)
Total	$156	$6	$19	$1,142

	December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. small cap stocks	$102	$—	$—	$102
Non-U.S. large cap stocks	41	—	—	41
Debt securities:
U.S. investment grade bonds	45	21	—	66
Non-U.S. investment grade bonds	17	—	—	17
Insurance contracts	—	—	41	41
Cash equivalents at NAV				20	(1)
Collective investment funds at NAV				984	(1)
Real estate investment trusts at NAV				24	(1)
Hedge funds at NAV				62	(1)
Pooled pension funds at NAV				226	(1)
Total	$205	$21	$41	$1,583
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
The fair value of equity securities classified as Level 1 use quoted prices in active markets and the fair value of equity securities classified as Level 2 is determined based on a market approach using observable inputs. Level 1 securities include U.S. Treasuries and actively traded mutual funds. Level 2 debt securities include mortgage and asset backed securities, agency securities and corporate debt securities. The fair value of the Level 2 securities is determined based on a market approach using observable inputs. Insurance contracts support certain non-U.S plans and are classified as Level 3.
The amounts recognized in AOCI, net of tax, as of December 31, 2022 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $80 million and an unrecognized prior service credit of $2 million related to the Company’s pension plans. The Company’s other postretirement plans included an unrecognized actuarial gain of $2 million and an unrecognized prior service credit of $1 million as of December 31, 2022. See Note 20 for a rollforward of AOCI related to the Company’s defined benefit plans.

The Company’s pension plans expect to make benefit payments to retirees as follows:

	Pension Plans	Other Postretirement Plans
	(in millions)
2023	$77	$2
2024	80	1
2025	79	1
2026	80	1
2027	84	1
2028-2032	465	5
The Company expects to contribute $4 million and nil to its pension plans and other postretirement plans, respectively, in 2023.
Defined Contribution Plans
The Company’s U.S. employees are generally eligible to participate in the Ameriprise Financial 401(k) Plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to make contributions through payroll deductions up to IRS limits and invest their contributions in one or more of the 401(k) Plan investment options, which include the Ameriprise Financial Stock Fund. The Company provides a dollar for dollar match up to the first 5% of eligible compensation an employee contributes on a pretax and/or Roth 401(k) basis for each annual period. Effective April 2020, employees not eligible to participate in the Retirement Plan will receive a 2% company contribution to their 401(k) Plan once they become eligible for contributions.
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $67 million, $59 million and $55 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $8 million, $8 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
25. Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2022	2021
	(in millions)
Commercial mortgage loans	$1	$48
Affordable housing and other real estate partnerships	8	9
Property funds	26	38
Pledged asset lines of credit	1,448	919
Total funding commitments	$1,483	$1,014
Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2022, these guarantees range from 1% to 5%.
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic and foreign governmental and quasi-

governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries regarding certain subjects, including from time to time: sales and distribution of mutual and other pooled funds, exchange traded funds, private funds, segregated accounts, annuities, equity and fixed income securities, real estate investment trusts, insurance products, banking products and financial advice offerings, including managed accounts; wholesaler activity; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; and transaction monitoring systems and controls. The Company has cooperated and will continue to cooperate with the applicable regulators.
These matters are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss. The Company cannot predict with certainty if, how, or when any such proceedings will be initiated or resolved. Matters frequently need to be more developed before a loss or range of loss can be reasonably estimated for any proceeding. An adverse outcome in any proceeding could result in an adverse judgment, a settlement, fine, penalty, or other sanction, and may lead to further claims, examinations, or adverse publicity each of which could have a material adverse effect on the Company’s consolidated results of operations, financial condition, or liquidity.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both December 31, 2022 and 2021, the estimated liability was $12 million. As of both December 31, 2022 and 2021, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
26. Related Party Transactions
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
27.  Segment Information
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
The Asset Management segment provides investment management, advice and products to retail, high net worth and institutional clients on a global scale through the Columbia Threadneedle Investments® brand, which represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (“Columbia Management”) and Threadneedle, which is continuing to integrate the BMO Global Asset Management (EMEA) business acquired in 2021. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. Additional subsidiaries beyond Columbia Management and Threadneedle are also included in our Asset Management segment. The Company offers U.S. retail clients with a range of products through both unaffiliated third-party financial institutions and the Advice & Wealth Management segment. The Company provides institutional products and services through its institutional sales force. Retail products for non-U.S. investors are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, CLOs, hedge fund or alternative strategies, collective funds and property and infrastructure funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. The Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management and Retirement & Protection Solutions segments.
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
The Corporate & Other segment consists of net investment income or loss on corporate level assets, including excess capital held in the Company’s subsidiaries and other unallocated equity and other revenues as well as unallocated corporate expenses. The Corporate & Other segment also includes the results of the Company’s closed blocks of long term care insurance and fixed annuity and fixed indexed annuity business. The Corporate & Other segment also includes revenues and expenses of consolidated investment entities, which are excluded on an operating basis. Revenues for the Company’s fixed deferred annuity products are primarily earned as net investment income on the RiverSource Life companies’ general account assets supporting fixed account balances, with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances.
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2022	2021
	(in millions)
Advice & Wealth Management	$35,132	$24,986
Asset Management	7,967	10,990
Retirement & Protection Solutions	98,530	119,400
Corporate & Other	16,839	20,534
Total assets	$158,468	$175,910

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$8,461	$8,021	$6,675
Asset Management	3,506	3,682	2,891
Retirement & Protection Solutions	3,134	3,244	3,094
Corporate & Other	479	487	546
Elimination of intersegment revenues (1)	(1,316)	(1,573)	(1,377)
Total segment adjusted operating net revenues	14,264	13,861	11,829
Net realized gains (losses)	(107)	90	(11)
Revenue attributable to consolidated investment entities	99	107	71
Market impact on non-traditional long-duration products, net	16	38	10
Mean reversion related impacts	(1)	1	—
Market impact of hedges on investments	—	(22)	—
Block transfer reinsurance transaction impacts	—	(644)	—
Total net revenues per consolidated statements of operations	$14,271	$13,431	$11,899
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2022, 2021 and 2020 in each segment as follows: Advice and Wealth Management ($847, $1,043 and $893, respectively); Asset Management ($52, $50 and $53, respectively); Retirement & Protection Solutions ($420, $478 and $433, respectively); and Corporate & Other ($(3), $2 and $(2), respectively).

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$2,192	$1,743	$1,321
Asset Management	844	1,096	697
Retirement & Protection Solutions	630	735	480
Corporate & Other	(275)	(270)	(369)
Total segment adjusted operating earnings	3,391	3,304	2,129
Net realized gains (losses)	(97)	87	(10)
Net income (loss) attributable to consolidated investment entities	(5)	(4)	4
Market impact on non-traditional long-duration products, net	211	(656)	(375)
Mean reversion related impacts	(268)	152	87
Market impact of hedges on investments	—	(22)	—
Block transfer reinsurance transaction impacts	—	521	—
Integration and restructuring charges	(50)	(32)	(4)
Pretax income per consolidated statements of operations	$3,182	$3,350	$1,831

28.  Revision of Prior Period Financial Statements
The Company revised prior period Consolidated Financial Statements to correct shadow unearned revenue liability balances associated with universal life insurance products for which the error began prior to the periods presented below. See Note 1 for additional information. A summary of the revision to our previously reported Consolidated Financial Statements is presented below:
Revised Consolidated Balance Sheet

	December 31, 2021
	As Reported	Impact of Revision	As Revised
	(in millions)
Other assets	$11,444	$(69)	$11,375
Total assets	175,979	(69)	175,910
Other liabilities	8,966	(325)	8,641
Total liabilities	170,294	(325)	169,969
Accumulated other comprehensive income (loss), net of tax	3	256	259
Total equity	5,685	256	5,941
Total liabilities and equity	175,979	(69)	175,910
Revised Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021			2020
	As Reported	Impact of Revision	As Revised	As Reported	Impact of Revision	As Revised
	(in millions)
Net unrealized gains (losses) on securities	$(665)	$(8)	$(673)	$407	$82	$489
Total other comprehensive income (loss), net of tax	(626)	(8)	(634)	367	82	449
Total comprehensive income (loss)	2,134	(8)	2,126	1,901	82	1,983
Revised Consolidated Statements of Equity

	As Reported			As Revised
	Accumulated Other Comprehensive Income (Loss)	Total Equity	Impact of Revision	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(in millions)
Balances at January 1, 2020	$262	$5,729	$182	$444	$5,911
Other comprehensive income, net of tax	367	367	82	449	449
Balances at December 31, 2020	629	5,867	264	893	6,131
Other comprehensive loss, net of tax	(626)	(626)	(8)	(634)	(634)
Balances at December 31, 2021	3	5,685	256	259	5,941
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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2022.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The following portions of the Proxy Statement are incorporated herein by reference:
•information included under the caption “Corporate Governance-Item 1-Election of the Eight Director Nominees”;
•information included under the caption “Information About the Annual Meeting and Voting-Other Business-Requirements and Deadlines for Submission of Shareholder Proposals or Nomination of Directors for the 2024 Annual Meeting”;
•information under the caption “Corporate Governance-Corporate Governance Documents and Policies-Codes of Conduct”;
•information under the caption “Corporate Governance-Item 1-Election of the Eight Director Nominees-Board Composition”;
•information included under the caption “Corporate Governance-Committees of the Board”;
•information included under the caption “Corporate Governance-Committees of the Board-Audit and Risk Committee”;
•information included under the caption “Corporate Governance-Committees of the Board-Audit Committee-Audit and Risk Committee Financial Experts”; and
•information under the caption “Delinquent Section 16(a) Reports”, if applicable.

EXECUTIVE LEADERSHIP TEAM
Set forth below is a list of the members of our Executive Leadership Team as of the date this Annual Report on Form 10-K has been filed with the SEC. Also included in this list is Dawn M. Brockman, our principal accounting officer. Each such person’s age is indicated by the number in parentheses next to his or her name.
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
*James M. Cracchiolo-Chairman and Chief Executive Officer, Ameriprise Financial
Mr. Cracchiolo (64) has been our Chairman and Chief Executive Officer since September 2005 when the Company completed its spinoff from American Express. Prior to his current role, Mr. Cracchiolo held a number of senior-level positions at American Express, including group president of American Express Global Financial Services (2000 - 2005); CEO and president of American Express Financial Corporation (AEFC) (2000 - 2005) and chairman of AEFC (2001 - 2005); chairman of American Express Bank Ltd. (2000 - 2005); president and CEO of Travel Related Services International (TRS) (1998 - 2000); president of Global Network Services (1997 -1998); senior vice president of TRS Quality, Global Reengineering (1993 - 1997); and executive vice president and chief financial officer of Shearson Lehman Brothers (then a unit of American Express) (1990 -1993). In addition, Mr. Cracchiolo previously served on the boards of directors of the American Council of Life Insurers, the Financial Services Roundtable and on the board of advisors to the March of Dimes Foundation.
*Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (80) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.
Kelli A. Hunter Petruzillo-Executive Vice President of Human Resources
Ms. Hunter Petruzillo (61) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter Petruzillo served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter Petruzillo was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
*Dawn M. Brockman-Senior Vice President and Corporate Controller (Principal Accounting Officer)
Ms. Brockman (50) has been our Senior Vice President and Controller since September 2022, and previously was Interim Controller from July 2022 until September 2022. Prior to that, Ms. Brockman served as Vice President Finance - Controllership since November 2019 until July 2022 and the Vice President Finance - Advice & Wealth Management from October 2013 to November 2019. Ms. Brockman joined the Ameriprise in 1994.
Deirdre D. McGraw-Executive Vice President-Marketing, Communications and Community Relations
Ms. McGraw (52) has been our Executive Vice President-Marketing, Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice President-Business Planning and Communications for the Group President, Global Financial Services at American Express.
*Gerard Smyth-Executive Vice President and Chief Information Officer
Mr. Smyth (61) has been our Chief Information Officer since August 2020. Prior to that date, Mr. Smyth served as Executive Vice President-Technology for Ameriprise’s AWM Business since August 2013. Prior to joining Ameriprise in 2002, he held senior delivery and architectural roles with American Express, the Australian Stock Exchange and Qantas Airways. He has a bachelor’s degree in electronics engineering from Imperial College London and an MBA from the University of Sydney.
*Heather J. Melloh-Executive Vice President and General Counsel
Ms. Melloh (51) has been our Executive Vice President - General Counsel since June 2022. Ms. Melloh previously served as Senior Vice President & Assistant General Counsel since January 2020 to June 2022. From January 2017 until January 2020, Ms. Melloh was Vice President & Lead Chief Counsel. Ms. Melloh joined Ameriprise in 2005 and had previously been a partner at the law firm of Dorsey & Whitney, LLP in Minneapolis. She is active as a leader in many industry groups and within Ameriprise serves on the board of the Political Action Committee.

Patrick H. O’Connell-Executive Vice President, Ameriprise Advisor Group & Ameriprise Financial Institutions Group
Mr. O'Connell (53) has been our Executive Vice President of the Ameriprise Advisor Group since February 2013. Prior to that, he was Senior Vice President for the employee advisor business in the eastern half of the United States and in other senior leadership positions within Ameriprise before that. Mr. O'Connell earned his M.B.A. and B.S. from Widener University.
*Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (61) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice & Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is on the board of directors of the Securities Industry and Financial Markets Association and the American Securities Association.
Bill Williams-Executive Vice President, Ameriprise Franchise Group
Bill Williams (55) has been our Executive Vice President, Ameriprise Franchise Group since February 2013. Mr. Williams joined Ameriprise in 1989 as an advisor. Mr. Williams has held a number of management roles within Ameriprise before assuming his current position. Mr. Williams is a graduate of Bentley University with a B.A. in Finance.
*Gumer Alvero-President-Insurance & Annuities
Mr. Alvero (55) has been our President - Insurance and Annuities since February 2022. Mr. Alvero previously served as Executive Vice President and General Manager -Insurance and Annuities from April 2021 to February 2022 and Executive Vice President and General Manager - Annuities from April 2010 to April 2021. Mr. Alvero joined Ameriprise in 1989. He earned a B.S. in business from the University of Minnesota.
Scott E. Couto-Head of North America, Columbia Threadneedle Investments
Mr. Couto (53) has been our Head of North America for Columbia Threadneedle Investments since February 2018. He was previously President of Fidelity Institutional Asset Management and held executive positions across distribution, product and marketing at Fidelity Investments. Mr. Couto joined Fidelity in 2009 from Evergreen Investments. Prior to that, he was with Liberty Funds, a predecessor fund family of Columbia. Mr. Couto received a degree in finance and investments from Babson College and holds the Chartered Financial Analyst (CFA) designation.
* William Davies-Executive Vice President and Global Chief Investment Officer
Mr. Davies (59) has been our Executive Vice President and Global Chief Investment Officer since February 2022. Mr. Davies previously served as Global Head of Equities from July 2017 until February 2022. Mr. Davies joined Threadneedle Asset Management Limited at its inception in 1994 and previously held roles as head of EMEA equities, head of global equities and head of European equities. He has been a member of the investment community since 1985 and earned a B.A. in economics from Exeter University.
Nick Ring-Chief Executive Officer-Global Asset Management, EMEA
Mr. Ring (57) has been our Chief Executive Officer - Global Asset Management, EMEA since September 2019. He was previously the Global Head of Distribution at Jupiter Asset Management, a U.K.-based fund management group, from September 2015 to August 2019. Prior to that, Mr. Ring worked at Columbia Threadneedle in various product and distribution roles from 2008 to 2014, including most recently as Global Head of Product in 2014. Mr. Ring has a LLB (Hons) degree from the University of Reading and held various roles at Northern Trust, KPMG, Gartmore Fund Managers and Prudential earlier in his career.
*William F. Truscott-CEO-Global Asset Management
Mr. Truscott (62) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.
CORPORATE GOVERNANCE
We have adopted a set of Corporate Governance Principles and Categorical Standards of Director Independence which, together with the charters of the three standing committees of the Board of Directors (Audit and Risk; Compensation and Benefits; and Nominating and Governance) and our Code of Conduct (which constitutes the Company’s code of ethics), provide the framework for the governance of our company. A complete copy of our Corporate Governance Guidelines and Categorical Standards of Director Independence, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Controller, but also to all other employees of our company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking the “Corporate Governance” link found on our Investor Relations website at ir.ameriprise.com. You may also access our Investor Relations website through our main website at ameriprise.com by clicking on the “Investor Relations” link, which is located at the bottom of the page. (Information from such sites is not incorporated by reference into this report.) You may also obtain free copies of these materials by writing to our Corporate Secretary at our principal executive offices.
Item 11. Executive Compensation
The following portions of the Proxy Statement are incorporated herein by reference:
•information under the caption “Corporate Governance-Committees of the Board-Compensation and Benefits Committee-Compensation Committee Interlocks and Insider Participation”;
•information included under the caption “Compensation and Benefits Committee Report”;
•information included under the caption “Compensation Discussion and Analysis” (other than under the heading “Pay Versus Performance”), and
•information included under the caption “Compensation of Directors.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Equity Compensation Plan Information table under the caption “Item 4 - To adopt and approve the Ameriprise Financial 2005 Incentive Compensation Plan, as Amended and Restated” in the Proxy Statement is incorporated herein by reference.
Descriptions of our equity compensation plans can be found in Note 19 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Information concerning the market for our common shares and our shareholders can be found in Part II, Item 5 of this Annual Report on Form 10-K. The information included under the caption “Ownership of Our Common Shares” in the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Corporate Governance-Board Composition-Director Independence,” “Corporate Governance-Board Composition-Independence of Committee Members” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Item 5-Ratification of Audit and Risk Committee’s Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2023”, “-Independent Registered Public Accounting Firm Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” in the Proxy Statement is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The information required herein has been provided in Item 8, which is incorporated herein by reference.
2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(b): Schedule I-Condensed Financial Information of Registrant (Parent Company Only)
	Condensed Statements of Operations – December 31, 2022, 2021 and 2020	155
	Condensed Balance Sheets - December 31, 2022 and 2021	156
	Condensed Statements of Cash Flows – December 31, 2022, 2021 and 2020	157
	Notes to Condensed Financial Information of Registrant	158
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

4.3	Indenture dated as of October 5, 2005, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3, File No. 333-128834, filed on October 5, 2005).
4.4	Indenture dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.A to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.5	Junior Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.C to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.6	Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.B to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
10.1	Tax Allocation Agreement by and between American Express and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.2†	Ameriprise Financial 2005 Incentive Compensation Plan, as amended and restated effective April 30, 2014 (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Shareholders held on April 30, 2014, File No. 001-32525, filed on March 17, 2014).

Exhibit	Description

10.3†	Ameriprise Financial Deferred Compensation Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
10.4†	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective October 3, 2017 (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 23, 2018).
10.5†	Form of Ameriprise Financial 2005 Incentive Compensation Plan Master Agreement for Substitution Awards (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Form 10 Registration Statement, File No. 1-32525, filed on August 15, 2005).
10.6†	Ameriprise Financial Form of Award Certificate — Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.7†	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8†	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.9†	Ameriprise Financial Form of Agreement — Cash Incentive Award (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.10†*	Ameriprise Financial Long-Term Incentive Award Program Guide
10.11†	Ameriprise Financial Performance Cash Unit Plan Supplement to the Long Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.12†	Ameriprise Financial Form of Award Certificate — Performance Cash Unit Plan Award (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.13†	Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.14†	Ameriprise Financial Form of Award Certificate — Performance Share Unit Plan Award (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.15†	Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective December 3, 2014 (incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K File No. 1-32525, filed on February 24, 2015).
10.16†	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).
10.17†	Ameriprise Financial Senior Executive Severance Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
10.18†	Restricted Stock Awards in lieu of Key Executive Life Insurance Program (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on November 18, 2005).
10.19†	Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer, General Counsel and Principal Accounting Officer and any other officers designated by the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2012).
10.20†	Ameriprise Advisor Group Deferred Compensation Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.21†
Ameriprise Financial Annual Incentive Award Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2018).

10.22	Fourth Amended and Restated Credit Agreement, dated as of June 11, 2021, among Ameriprise Financial, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and Credit Suisse AG, New York Branch, Goldman Sachs Bank USA, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., U.S. Bank National Association and BMP Harris Bank N.A. as Co-Documentation Agents, and Wells Fargo Securities, LLC, BofA Securities, Inc. and CitiBank, N,A. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on June 11, 2021).
10.23†	Threadneedle Deferral Plan (as amended and restated effective January 1, 2018) (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.24†	First Amendment to the Threadneedle Deferral Plan (effective December 6, 2018) (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.25†	Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.26†	Form of Deferred Stock Unit Award - Threadneedle Deferral Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).

Exhibit	Description

13*	Portions of the Ameriprise Financial, Inc. 2022 Annual Report to Shareholders, which are furnished solely for the information of the SEC and are not to be deemed “filed.”
21*	Subsidiaries of Ameriprise Financial, Inc.
23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24*	Powers of attorney
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Balance Sheets at December 31, 2022 and 2021; (iv) Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule I - Condensed Financial Information of Registrant (Parent Only).
104	The cover page from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
† Management contract or compensation plan or arrangement
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
Registrant

Date:	February 23, 2023	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 23, 2023	By	/s/ James M. Cracchiolo
James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)

Date:	February 23, 2023	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 23, 2023	By	/s/ Dawn M. Brockman
Dawn M. Brockman Senior Vice President and Controller (Principal Accounting Officer)

Date:	February 23, 2023	By	/s/ Dianne Neal Blixt*
Dianne Neal Blixt Director

Date:	February 23, 2023	By	/s/ Amy DiGeso*
Amy DiGeso Director

Date:	February 23, 2023	By	/s/ Armando Pimentel, Jr.*
Armando Pimentel, Jr. Director

Date:	February 23, 2023	By	/s/ Robert F. Sharpe, Jr.*
Robert F. Sharpe, Jr. Director

Date:	February 23, 2023	By	/s/ Brian T. Shea*
Brian T. Shea Director

Date:	February 23, 2023	By	/s/ W. Edward Walter III*
W. Edward Walter III Director

Date:	February 23, 2023	By	/s/ Christopher J. Williams*
Christopher J. Williams Director

*By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer
*Walter S. Berman, by signing his name hereto on the 23rd day of February, 2023 does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors as Exhibit 24 to this Form 10-K, all in the capacities and on the date stated, such persons being the majority of the Directors of the Registrant.

Schedule I - Condensed Financial Information of Registrant
(Parent Company Only)

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2022	2021	2020
	(in millions)
Revenues
Net investment income	$16	$27	$23
Other revenues	6	9	15
Total revenues	22	36	38
Banking and deposit interest expense	8	2	3
Total net revenues	14	34	35
Expenses
Distribution expenses	4	7	12
Interest and debt expense	104	102	105
General and administrative expense	265	258	198
Total expenses	373	367	315
Pretax loss before equity in earnings of subsidiaries	(359)	(333)	(280)
Income tax provision (benefit)	139	157	(87)
Loss before equity in earnings of subsidiaries	(498)	(490)	(193)
Equity in earnings of subsidiaries, net of tax	3,057	3,250	1,727
Net income	2,559	2,760	1,534
Other comprehensive income (loss), net of tax	(2,608)	(634)	449
Total comprehensive income (loss)	$(49)	$2,126	$1,983
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheets (Parent Company Only)
	December 31,
	2022	2021
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$361	$827
Investments	831	905
Loans to subsidiaries	249	483
Due from subsidiaries	338	242
Receivables	26	4
Land, buildings, equipment, and software, net of accumulated depreciation of $874 and $973, respectively	216	193
Investments in subsidiaries	5,653	7,266
Other assets	1,262	1,308
Total assets	$8,936	$11,228

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$999	$1,118
Due to subsidiaries	107	83
Borrowings from subsidiaries	602	446
Long-term debt	2,819	2,829
Other liabilities	796	811
Total liabilities	5,323	5,287

Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 335,864,062 and 334,828,117, respectively)	3	3
Additional paid-in capital	9,517	9,220
Retained earnings	19,531	17,525
Treasury shares, at cost (230,585,072 and 223,967,107 shares, respectively)	(23,089)	(21,066)
Accumulated other comprehensive income (loss), net of tax, including amounts applicable to equity investments in subsidiaries	(2,349)	259
Total equity	3,613	5,941
Total liabilities and equity	$8,936	$11,228
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2022	2021	2020
	(in millions)
Cash Flows from Operating Activities
Net income	$2,559	$2,760	$1,534
Equity in earnings of subsidiaries	(3,057)	(3,250)	(1,727)
Dividends received from subsidiaries	2,512	4,027	2,018
Other operating activities, primarily with subsidiaries	226	343	282
Net cash provided by (used in) operating activities	2,240	3,880	2,107

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	—	922
Maturities, sinking fund payments and calls	153	93	161
Purchases	(124)	(82)	(15)
Proceeds from sale of other investments	7	1	—
Purchase of other investments	(1)	(16)	(12)
Proceeds from sale of land, buildings, equipment and software	—	1	2
Purchase of land, buildings, equipment and software	(70)	(28)	(54)
Contributions to subsidiaries	(743)	(1,291)	(416)
Return of capital from subsidiaries	207	39	131
Repayment of loans to subsidiaries	1,960	2,701	3,288
Issuance of loans to subsidiaries	(1,726)	(2,937)	(3,174)
Acquisition of surplus loans to subsidiaries	—	—	(500)
Net cash provided by (used in) investing activities	(337)	(1,519)	333

Cash Flows from Financing Activities
Dividends paid to shareholders	(534)	(511)	(497)
Repurchase of common shares	(1,978)	(2,030)	(1,441)
Issuance of long-term debt, net of issuance costs	495	4	496
Repayments of long-term debt	(510)	(9)	(762)
Borrowings from subsidiaries	1,210	244	871
Repayments of borrowings from subsidiaries	(1,034)	(403)	(751)
Exercise of stock options	—	1	3
Other, net	(18)	99	(18)
Net cash provided by (used in) financing activities	(2,369)	(2,605)	(2,099)
Net increase (decrease) in cash and cash equivalents	(466)	(244)	341
Cash and cash equivalents at beginning of period	827	1,071	730
Cash and cash equivalents at end of period	$361	$827	$1,071

Supplemental Disclosures:
Interest paid on debt	$98	$95	$107
Income taxes paid (received), net	91	173	26
Non-cash contributions to subsidiaries	—	52	—
See Notes to Condensed Financial Information of Registrant.

Schedule I — Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant (Parent Company Only)
1. Basis of Presentation
The accompanying Condensed Financial Statements include the accounts of Ameriprise Financial, Inc. (the “Parent Company”) and, on an equity basis, its subsidiaries and affiliates. The Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes of Ameriprise Financial, Inc. and its subsidiaries (“Ameriprise Financial”). Parent Company revenues and expenses, other than compensation and benefits and interest and debt expense, are primarily related to intercompany transactions with subsidiaries and affiliates.
During 2022, Ameriprise Financial identified an error related to the shadow unearned revenue liability balance associated with universal life insurance products. Ameriprise Financial evaluated the error and determined that the impact was not material to its results for any prior period, but that correcting the cumulative impact of the error in the current period would be material to total comprehensive income for the year ended December 31, 2022. Accordingly, and for comparability, Ameriprise Financial revised its prior period Consolidated Financial Statements and related disclosures impacted. The Parent Company also revised the prior period Condensed Financial Statements and related disclosures impacted. A summary of the revision to the Parent Company’s previously reported Condensed Financial Statements is presented below:
Revised Condensed Balance Sheet

	December 31, 2021
	As Reported	Impact of Revision	As Revised
	(in millions)
Investments in subsidiaries	$7,010	$256	$7,266
Total assets	10,972	256	11,228
Accumulated other comprehensive income (loss), net of tax, including amounts applicable to equity investments in subsidiaries	3	256	259
Total equity	5,685	256	5,941
Total liabilities and equity	10,972	256	11,228
Revised Condensed Statements of Operations

	Years Ended December 31,
	2021			2020
	As Reported	Impact of Revision	As Revised	As Reported	Impact of Revision	As Revised
	(in millions)
Other comprehensive income (loss), net of tax	$(626)	$(8)	$(634)	$367	$82	$449
Total comprehensive income (loss)	2,134	(8)	2,126	1,901	82	1,983
The change in fair value of derivative instruments used as hedges is reflected in the Parent Company’s Condensed Statements of Operations. For certain derivatives, the change in the hedged item is reflected in the subsidiaries’ Statements of Operations. The change in fair value of certain derivatives used to economically hedge risk related to guaranteed minimum withdrawal benefit (“GMWB”) provisions is included in Benefits, claims, losses and settlement expenses, while the underlying benefits, claims, losses and settlement expenses are reflected in Equity in earnings of subsidiaries, net of tax.
2. Investments
On December 23, 2020, RiverSource Life Insurance Company (“RiverSource Life”) issued a $500 million unsecured 3.5% surplus note due December 31, 2050 to the Parent Company. The surplus note is subordinate in right of payment to the prior payment in full of RiverSource Life’s obligations to policyholders, claimants and beneficiaries and all other creditors. No payment of principal or interest shall be made without the prior approval of the Minnesota Department of Commerce and such payments shall be made only from RiverSource Life’s statutory surplus. Interest payments, which commenced on June 30, 2021, are due semi-annually in arrears on June 30 and December 31. Subject to the preceding conditions, RiverSource Life may prepay all or a portion of the principal at any time. The held-to-maturity investment was $500 million as of both December 31, 2022 and 2021 is recorded in Investments on the Parent Company’s Condensed Balance Sheets. For the years ended December 31, 2022 and 2021, interest income was $18 million and $17 million, respectively, and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
The Parent Company invested in the residual tranche of an asset backed security structure issued by Ameriprise Advisor Financing, LLC (“AAF”) and in the residual tranche of an asset backed security structure issued by Ameriprise Advisor Financing 2, LLC (“AAF2”), both subsidiaries of the Parent Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with Ameriprise Financial Services, LLC (“AFS”), a subsidiary of the Parent Company. As of December 31, 2021, the fair value of the residual tranche issued by AAF was $100 million. During the third quarter of 2022, the Parent Company redeemed the outstanding residual tranche issued by AAF, realizing a $23 million loss, and invested $30 million in a new residual tranche issued by AAF2. As of December 31, 2022, the fair value of the residual tranche issued by AAF2 was $27 million. The fair value of the residual tranche is reported in Investments on the Parent Company’s Condensed Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, interest income was $7 million, $7 million and $6 million, respectively, and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
3. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.
•As of December 31, 2022 and 2021, Ameriprise Financial had $201 million and $200 million, respectively, of borrowings from the Federal Home Loan Bank of Des Moines, which is collateralized with commercial mortgage backed securities and residential mortgage backed securities.
•As of December 31, 2022 and 2021, Ameriprise Financial debt included $2 million and $3 million, respectively, of other subsidiary lease obligations.
4. Borrowings from Subsidiaries
The Parent Company has intercompany lending arrangements with its subsidiaries. At the end of each business day, taking into consideration all legal and regulatory requirements associated with its subsidiaries, the Parent Company is entitled to draw on all funds in specified bank accounts. Repayment of all or a portion of the funds is due on demand. As of December 31, 2022 and 2021, the Company had $411 million and $431 million, respectively, available for repayment due on demand. The Parent Company also has revolving credit agreements with its subsidiaries as the borrower aggregating $1.1 billion and $1.4 billion as of December 31, 2022 and 2021, respectively, of which $191 million and $15 million was outstanding as of December 31, 2022 and 2021, respectively.
5. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of certain subsidiaries. All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial are potential or current obligations of the Parent Company. The Parent Company has committed revolving credit agreements with its subsidiaries as the lender aggregating $361 million and $366 million as of December 31, 2022 and 2021, respectively, of which nil and $243 million was outstanding as of December 31, 2022 and 2021, respectively.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2022, 2021 and 2020, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.
AFS entered into a Financial Industry Regulatory Authority (“FINRA”) approved subordinated loan agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. As of December 31, 2022, AFS had not made a demand of the principal amount.
Ameriprise Enterprise Investment Services, Inc. (“AEIS”) entered into a FINRA approved subordinated loan agreement with the Parent Company on January 25, 2017 for regulatory net capital purposes. Under this agreement, AEIS borrowed $60 million from the Parent Company with an initial term of five years to be repaid no later than January 22, 2022. Both companies have the option to renew the agreement in one year-increments in perpetuity. The agreement was renewed in January 2022 and 2023, respectively, extending the current maturity date to January 22, 2024.
6. Subsequent Events
On January 18, 2023, the Parent Company paid a cash contribution of $15 million to Ameriprise Holdings, Inc.
On January 25, 2023, the Parent Company paid a cash contribution of $15 million to Ameriprise Advisor Capital, LLC.
On January 30, 2023, the Parent Company paid a cash contribution of $35 million to ACC.
On February 15, 2023, the Parent Company received a cash dividend of $90 million from AMPF Holding, LLC.
On February 17, 2023, RiverSource Life’s Board of Directors declared a cash dividend of up to $200 million to the Parent Company, payable on or after March 20, 2023, pending approval by the Minnesota Department of Commerce.