Form 10-Q
period 2023-03-31
AMERIPRISE FINANCIAL INC
filed 2023-05-02
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 21, 2023
Common Stock (par value $0.01 per share)	104,178,786 shares

AMERIPRISE FINANCIAL, INC.
FORM 10-Q

AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022 (1)
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,137	$2,459
Distribution fees	517	446
Net investment income	698	261
Premiums, policy and contract charges	362	338
Other revenues	131	123
Total revenues	3,845	3,627
Banking and deposit interest expense	103	2
Total net revenues	3,742	3,625
Benefits and expenses
Distribution expenses	1,226	1,300
Interest credited to fixed accounts	164	141
Benefits, claims, losses and settlement expenses	301	32
Remeasurement (gains) losses of future policy benefit reserves	(5)	(6)
Change in fair value of market risk benefits	489	100
Amortization of deferred acquisition costs	62	65
Interest and debt expense	72	40
General and administrative expense	937	947
Total benefits and expenses	3,246	2,619
Pretax income	496	1,006
Income tax provision	79	181
Net income	$417	$825

Earnings per share
Basic	$3.86	$7.26
Diluted	$3.79	$7.10
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022 (1)
	(in millions)
Net income	$417	$825
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	430	(1,220)
Net unrealized gains (losses) on derivatives	2	1
Effect of changes in discount rate assumptions on certain long-duration contracts	(65)	362
Effect of changes in instrument-specific credit risk on market risk benefits	161	303
Foreign currency translation adjustment	33	(46)
Total other comprehensive income (loss), net of tax	561	(600)
Total comprehensive income (loss)	$978	$225
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022 (1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$8,386	$6,964
Cash of consolidated investment entities	162	133
Investments (allowance for credit losses: 2023, $44; 2022, $39)	48,608	44,524
Investments of consolidated investment entities, at fair value	2,294	2,354
Market risk benefits	990	1,015
Separate account assets	75,941	73,962
Receivables (allowance for credit losses: 2023, $73; 2022, $75)	15,378	15,595
Receivables of consolidated investment entities, at fair value	23	20
Deferred acquisition costs	2,754	2,777
Restricted and segregated cash, cash equivalents and investments	1,984	2,229
Other assets	10,119	9,277
Other assets of consolidated investment entities, at fair value	1	2
Total assets	$166,640	$158,852

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$34,932	$34,132
Market risk benefits	2,123	2,118
Separate account liabilities	75,941	73,962
Customer deposits	33,944	30,775
Short-term borrowings	201	201
Long-term debt	3,560	2,821
Debt of consolidated investment entities, at fair value	2,367	2,363
Accounts payable and accrued expenses	2,027	2,242
Other liabilities	7,315	6,316
Other liabilities of consolidated investment entities, at fair value	86	119
Total liabilities	162,496	155,049
Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 336,330,949 and 335,864,062, respectively)	3	3
Additional paid-in capital	9,612	9,517
Retained earnings	20,197	19,918
Treasury shares, at cost (231,974,515 and 230,585,072 shares, respectively)	(23,683)	(23,089)
Accumulated other comprehensive income (loss), net of tax	(1,985)	(2,546)
Total equity	4,144	3,803
Total liabilities and equity	$166,640	$158,852
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at January 1, 2023	105,278,990	$3	$9,517	$19,918	$(23,089)	$(2,546)	$3,803
Net income	—	—	—	417	—	—	417
Other comprehensive income (loss), net of tax	—	—	—	—	—	561	561
Dividends to shareholders	—	—	—	(138)	—	—	(138)
Repurchase of common shares	(2,011,353)	—	—	—	(657)	—	(657)
Share-based compensation plans	1,088,797	—	95	—	63	—	158
Balances at March 31, 2023	104,356,434	$3	$9,612	$20,197	$(23,683)	$(1,985)	$4,144

Balances at January 1, 2022 (1)	110,861,010	$3	$9,220	$17,322	$(21,066)	$(642)	$4,837
Net income	—	—	—	825	—	—	825
Other comprehensive income (loss), net of tax	—	—	—	—	—	(600)	(600)
Dividends to shareholders	—	—	—	(133)	—	—	(133)
Repurchase of common shares	(1,930,235)	—	—	—	(579)	—	(579)
Share-based compensation plans	1,215,195	—	128	—	46	—	174
Balances at March 31, 2022	110,145,970	$3	$9,348	$18,014	$(21,599)	$(1,242)	$4,524
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022 (1)
	(in millions)
Cash Flows from Operating Activities
Net income	$417	$825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(35)	(12)
Deferred income tax expense (benefit)	(48)	171
Share-based compensation	46	44
Net realized investment gains	(7)	(18)
Net trading (gains) losses	(9)	—
Loss from equity method investments	11	12
Impairments and provision for loan and credit losses	5	—
Net (gains) losses of consolidated investment entities	6	3
Changes in operating assets and liabilities:
Restricted and segregated investments	(123)	(124)
Deferred acquisition costs	23	15
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	1,073	(236)
Derivatives, net of collateral	(242)	(4)
Receivables	256	(96)
Brokerage deposits	(314)	120
Accounts payable and accrued expenses	(219)	(461)
Current income tax, net	80	(27)
Deferred taxes, net	7	2
Other operating assets and liabilities of consolidated investment entities, net	(6)	8
Other, net	135	187
Net cash provided by (used in) operating activities	1,056	409

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	313	—
Maturities, sinking fund payments and calls	1,464	2,209
Purchases	(5,098)	(3,972)
Proceeds from sales, maturities and repayments of mortgage loans	41	32
Funding of mortgage loans	(52)	(51)
Proceeds from sales, maturities and collections of other investments	31	15
Purchase of other investments	(24)	(5)
Purchase of investments by consolidated investment entities	(122)	(190)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	182	183
Purchase of land, buildings, equipment and software	(41)	(44)
Cash paid for written options with deferred premiums	(59)	—
Cash received from written options with deferred premiums	24	12
Cash paid for deposit receivables	(10)	(12)
Cash received for deposit receivables	210	134
Other, net	(5)	24
Net cash provided by (used in) investing activities	$(3,146)	$(1,665)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Three Months Ended March 31,
	2023	2022 (1)
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$3,590	$733
Maturities, withdrawals and cash surrenders	(1,822)	(835)
Policyholder account balances:
Deposits and other additions	339	285
Net transfers from (to) separate accounts	(19)	(57)
Surrenders and other benefits	(569)	(328)
Change in banking deposits, net	1,702	1,802
Cash paid for purchased options with deferred premiums	(24)	(71)
Cash received from purchased options with deferred premiums	8	168
Issuance of long-term debt, net of issuance costs	741	—
Repayments of long-term debt	(2)	(502)
Dividends paid to shareholders	(134)	(129)
Repurchase of common shares	(617)	(541)
Repayments of debt by consolidated investment entities	(31)	(1)
Other, net	—	(6)
Net cash provided by (used in) financing activities	3,162	518
Effect of exchange rate changes on cash	11	(20)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	1,083	(758)
Cash and cash equivalents, including amounts restricted, at beginning of period	8,755	9,569
Cash and cash equivalents, including amounts restricted, at end of period	$9,838	$8,811

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$112	$27
Interest paid by consolidated investment entities	44	13
Income taxes paid, net	33	34
Leased assets obtained in exchange for operating lease liabilities	7	13

	March 31, 2023	December 31, 2022
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$8,386	$6,964
Cash of consolidated investment entities	162	133
Restricted and segregated cash, cash equivalents and investments	1,984	2,229
Less: Restricted and segregated investments	(694)	(571)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$9,838	$8,755
(1) Certain prior period amounts have been restated. See Note 3 for more information.
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 (“2022 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
2. Summary of Significant Accounting Policies
The Company adopted accounting standard, Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts, on January 1, 2023. The significant accounting policies for market risk benefits (“MRB”); deferred acquisition costs (“DAC”); deferred sales inducement costs (“DSIC”); reinsurance; policyholder account balances, future policy benefits and claims; and unearned revenue liability were added or updated as a result of adopting the new accounting standard. See Note 3 for additional information related to the transition approach and adoption impact.
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and the recognition of credit losses or impairments, valuation of derivative instruments, litigation reserves, future policy benefits, market risk benefits, and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Guarantees accounted for as market risk benefits include guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”). If a contract contains multiple market risk benefits, those market risk benefits are bundled together as a single compound market risk benefit.
Market risk benefits are measured at fair value, at the individual contract level, using a non-option-based valuation approach or an option-based valuation approach dependent upon the fee structure of the contract. Changes in fair value are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income (“OCI”).
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
another contract are accounted for as write-offs. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
The Company monitors other DAC amortization assumptions, such as persistency, mortality, morbidity, and variable annuity benefit utilization each quarter and, when assessed independently, each could impact the Company’s DAC balances. Unamortized DAC is reduced for actual experience in excess of expected experience.
The analysis of DAC balances and the corresponding amortization considers all relevant factors and assumptions described previously. Unless the Company’s management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.
DAC is amortized on a constant-level basis for the grouped contracts over the expected contract term to approximate straight-line amortization. Contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability for future policy benefits. DAC related to all long-duration product types (except for life contingent payout annuities) is grouped on a calendar-year annual basis for each legal entity. Further disaggregation is reported for any contracts that include an additional liability for death or other insurance benefit. DAC related to life contingent payout annuities is grouped on a calendar-year annual basis for each legal entity for policies issued prior to 2021 and on a quarterly basis for each legal entity thereafter.
DAC related to annuity products (including variable deferred annuities, structured variable annuities, fixed deferred annuities, and life contingent payout annuities) is amortized based on initial premium. DAC related to life insurance products (including universal life (“UL”) insurance, variable universal life (“VUL”) insurance, indexed universal life (“IUL”) insurance, term life insurance, and whole life insurance) are amortized based on original specified amount (i.e., face amount). DAC related to disability income (“DI”) insurance is amortized based on original monthly benefit.
The accounting contract term for annuity long-duration products (except for life contingent payout annuities) is over the projected accumulation period. Life contingent payout annuities are amortized over the period which annuity payments are expected to be paid. The accounting contract term for life insurance long-duration products is over the projected life of the contract. DI insurance is amortized over the projected life of the contract, including the claim paying period.
Deferred Sales Inducement Costs
Deferred sales inducements are contract features that are intended to attract new customers or to persuade existing customers to keep their current policy. Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. DSIC is recorded in Other assets and amortization of DSIC is recorded in Benefits, claims, losses and settlement expenses.
Reinsurance
The Company cedes insurance risk to other insurers under reinsurance agreements.
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums paid for traditional life, long term care (“LTC”), DI and life contingent immediate annuities, net of the change in any prepaid reinsurance asset, are reported as a reduction of Premiums, policy and contract charges. Reinsurance recoveries are reported as components of Benefits, claims, losses and settlement expenses.
UL and VUL reinsurance premiums are reported as a reduction of Premiums, policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset and amortized based on estimated gross profits over the period the reinsured policies are in-force. Changes in the net cost of reinsurance are reflected as a component of Premiums, policy and contract charges.
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within Receivables, net of the allowance for credit losses. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include that the Company has no actual history of losses and that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured long term care

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to Benefits, claims, losses and settlement expenses.
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
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL policies, non-life contingent payout annuities, liabilities for guaranteed benefits associated with variable annuities (including structured variable annuities) and embedded derivatives for structured variable annuities, indexed annuities, and IUL products.
Liabilities for fixed account values on variable annuities, structured variable annuities, fixed deferred annuities, and UL and VUL policies are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges. The liability for non-life contingent payout annuities is recognized as the present value of future payments using the effective yield at inception of the contract.
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined at the reporting date by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 9 for information regarding the liability for contracts with secondary guarantees.
Liabilities for fixed deferred indexed annuity, structured variable annuity and IUL products are equal to the accumulation of host contract values, guaranteed benefits, and the fair value of embedded derivatives.
See Note 11 for information regarding variable annuity guarantees.
Embedded Derivatives
The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuate based on equity markets and interest rates and the estimate of the Company’s nonperformance risk and is recorded in Policyholder Account balances, Future Policy Benefits and Claims Liabilities. See Note 13 for information regarding the fair value measurement of embedded derivatives.
Traditional Long-Duration Products
The liabilities for traditional long-duration products include cash flows related to unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI, LTC, and life contingent payout annuity policies as claims are incurred in the future. The claim liability (also referred to as disabled life reserves) is presented together as one liability for future policy benefits.
A liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. Expected insurance benefits are accrued over the life of the contract in proportion to premium revenue recognized (referred to as the net premium approach). The net premium ratio reflects cash flows from contract inception to contract termination (i.e., through the claim paying period) and cannot exceed 100%.
Assumptions utilized in the net premium approach, including mortality, morbidity, and terminations, are reviewed as part of experience studies at least annually or more frequently if suggested by evidence. Expense assumptions and actual expenses are updated within the net premium calculation consistent with other policyholder assumptions.
The updated cash flows used in the calculation are discounted using a forward rate curve. The discount rate represents an upper-medium-grade (i.e., low credit risk) fixed-income instrument yield (i.e., an A rating) that reflects the duration characteristics of the liability. Discount rates will be locked in annually, at the end of each year for all products, except life contingent payout annuities, and

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
calculated as the monthly average discount rate curves for the year. For life contingent payout annuities, the discount rates will be locked in quarterly, at the end of each quarter based on the average of the three months for the quarter.
The liability for future policy benefits will be updated for actual experience at least on an annual basis and concurrent with changes to cash flow assumptions. When net premiums are updated for cash flow changes, the estimated cash flows over the entire life of a group of contracts are updated using historical experience and updated future cash flow assumptions.
The revised net premiums are used to calculate an updated liability for future policy benefits as of the beginning of the reporting period, discounted at the original locked in rate (i.e., contract issuance rate). The updated liability for future policy benefits as of the beginning of the reporting period is then compared with the carrying amount of the liability as of that date prior to updating cash flow assumptions to determine the current period remeasurement gain or loss reflected in current period earnings. The revised net premiums are then applied as of the beginning of the quarter to calculate the benefit expense for the current reporting period.
The difference between the updated carrying amount of the liability for future policy benefits measured using the current discount rate assumption and the original discount rate assumption is recognized in other comprehensive income. The interest accretion rate remains the original discount rate used at contract issue date.
If the updating of cash flow assumptions results in the present value of future benefits and expenses exceeding the present value of future gross premiums, a charge to net income is recorded for the current reporting period such that net premiums are set equal to gross premiums. In subsequent periods, the liability for future policy benefits is accrued with net premiums set equal to gross premiums.
Contracts (except for life contingent payout annuities sold subsequent to December 31, 2020) are grouped into cohorts by contract type and issue year, as well as by legal entity and reportable segment. Life contingent payout annuities sold in periods beginning in 2021 are grouped into quarterly cohorts.
See Note 9 for information regarding the liabilities for traditional long-duration products.
Deferred Profit Liability
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policy benefits, including discount rate, mortality, lapses and expenses.
The DPL is amortized and recognized as premium revenue in proportion to expected future benefit payments from annuity contracts. Interest is accreted on the balance of the DPL using the discount rate determined at contract issuance. The Company reviews and updates its estimate of cash flows from the DPL at the same time as the estimates of cash flows for the liability for future policy benefits. When cash flows are updated, the updated estimates are used to recalculate the DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, and any difference is recognized as either a charge or credit to premium revenue.
DPL is recorded in Policyholder account balances, future policy benefits and claims and included as a reconciling item within the disaggregated rollforwards.
Unearned Revenue Liability
The Company’s UL and VUL policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods. These charges are deferred as unearned revenue and amortized consistent with DAC amortization factors. The unearned revenue liability is recorded in Other liabilities and the amortization is recorded in Premiums, policy and contract charges.
For clients who pay financial planning fees prior to the advisor’s delivery of the financial plan, the financial planning fees received in advance are deferred until the plan is delivered to the client.
3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) proposed amendments to Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The update removes the recognition and measurement guidance for Troubled Debt Restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, and modifies the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The update also requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Instruments—Credit Losses—Measured at Amortized Cost. The amendments are to be applied prospectively, but entities may apply a modified retrospective transition for changes to the recognition and measurement of TDRs. For entities that have adopted Topic 326, the amendments are effective for interim and annual periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2023. The adoption of this update did not have a material impact on the Company’s consolidated results of operations and financial condition and modifications to disclosures are immaterial in the current period.
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
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts (ASU 2018-12). The guidance changes elements of the measurement models and disclosure requirements for an insurer’s long-duration insurance contract benefits and acquisition costs by expanding the use of fair value accounting to certain contract benefits, requiring updates, if any, and at least annually, to assumptions used to measure liabilities for future policy benefits, and changing the amortization pattern of deferred acquisition costs to a constant level basis. Adoption of the accounting standard will not impact overall cash flows, insurance subsidiaries’ dividend capacity, or regulatory capital requirements.
When the Company adopted the standard as of January 1, 2021 (the “transition date”), opening equity was adjusted for the adoption impacts to retained earnings and accumulated other comprehensive income (loss) (“AOCI”) and prior periods presented (i.e. 2021 and 2022) were restated. The adoption impact as of January 1, 2021 was a reduction in total equity of $1.9 billion, of which $0.9 billion and $1.0 billion were reflected in retained earnings and AOCI, respectively.
The following table presents the effects of the adoption of the above new accounting standard to the Company’s previously reported Consolidated Balance Sheets:

	As Filed December 31, 2022	Adjustment	Post adoption Post-adoption December 31, 2022	As Filed December 31, 2021	Adjustment	Post adoption Post-adoption December 31, 2021
	(in millions)
Assets
Market risk benefits	$—	$1,015	$1,015	$—	$539	$539
Receivables (allowance for credit losses: 2022, $75; 2021, $55)	15,779	(184)	15,595	16,205	927	17,132
Deferred acquisition costs	3,160	(383)	2,777	2,782	62	2,844
Other assets	9,341	(64)	9,277	11,375	297	11,672
Total assets	$158,468	$384	$158,852	$175,910	$1,825	$177,735

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$36,067	$(1,935)	$34,132	$35,750	$(727)	$35,023
Market risk benefits	—	2,118	2,118	—	3,440	3,440
Other liabilities	6,305	11	6,316	8,641	216	8,857
Total liabilities	154,855	194	155,049	169,969	2,929	172,898
Equity:
Retained earnings	19,531	387	19,918	17,525	(203)	17,322
Accumulated other comprehensive income (loss), net of tax	(2,349)	(197)	(2,546)	259	(901)	(642)
Total equity	3,613	190	3,803	5,941	(1,104)	4,837
Total liabilities and equity	$158,468	$384	$158,852	$175,910	$1,825	$177,735

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the effects of the adoption of the above new accounting standard to the Company’s previously reported Consolidated Statements of Operations:

	Three Months Ended March 31,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions, except per share amounts)
Revenues
Premiums, policy and contract charges	$368	$(30)	$338	$347	$(9)	$338
Total revenues	3,657	(30)	3,627	3,355	(9)	3,346
Total net revenues	3,655	(30)	3,625	3,350	(9)	3,341
Benefits and expenses
Distribution expenses	1,297	3	1,300	1,175	3	1,178
Benefits, claims, losses and settlement expenses	211	(179)	32	653	(413)	240
Remeasurement gains and losses of future policy benefit reserves	—	(6)	(6)	—	(40)	(40)
Change in fair value of market risk benefits	—	100	100	—	(887)	(887)
Amortization of deferred acquisition costs	96	(31)	65	5	61	66
Total expenses	2,732	(113)	2,619	2,857	(1,276)	1,581
Pretax income	923	83	1,006	493	1,267	1,760
Income tax provision	162	19	181	56	269	325
Net income	$761	$64	$825	$437	$998	$1,435

Earnings per share
Basic	$6.69	$0.57	$7.26	$3.65	$8.33	$11.98
Diluted	$6.55	$0.55	$7.10	$3.58	$8.16	$11.74

	Years Ended December 31,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions, except per share amounts)
Revenues
Distribution fees	$1,938	$1	$1,939	$1,830	$(2)	$1,828
Premiums, policy and contract charges	1,411	(14)	1,397	273	(52)	221
Total revenues	14,347	(13)	14,334	13,443	(54)	13,389
Total net revenues	14,271	(13)	14,258	13,431	(54)	13,377
Benefits and expenses
Distribution expenses	4,923	12	4,935	5,015	13	5,028
Benefits, claims, losses and settlement expenses	1,372	(1,130)	242	716	(872)	(156)
Remeasurement gains and losses of future policy benefit reserves	—	1	1	—	(52)	(52)
Change in fair value of market risk benefits	—	311	311	—	(113)	(113)
Amortization of deferred acquisition costs	208	44	252	124	135	259
Total expenses	11,089	(762)	10,327	10,081	(889)	9,192
Pretax income	3,182	749	3,931	3,350	835	4,185
Income tax provision	623	159	782	590	178	768
Net income	$2,559	$590	$3,149	$2,760	$657	$3,417

Earnings per share
Basic	$22.99	$5.30	$28.29	$23.53	$5.60	$29.13
Diluted	$22.51	$5.19	$27.70	$23.00	$5.48	$28.48

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Future Adoption of New Accounting Standards
Leases – Common Control Arrangements
In March 2023, the FASB proposed amendments to ASU 2016-02, Leases (“Topic 842”). The update applicable to all entities provides requirements for leasehold improvements associated with common control leases to be amortized over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease and accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendment is to be applied either prospectively to all new leasehold improvements recognized on or after the date that the entity first applies the amendments, prospectively to all new and existing leasehold improvements recognized on or after the date that the entity first applies the amendments with any remaining unamortized balance of existing leasehold improvements amortized over their remaining useful life to the common control group determined at that date, or retrospectively to the beginning of the period in which the entity first applied Topic 842 with any leasehold improvements that otherwise would not have been amortized or impaired recognized through a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the earliest period presented in accordance with ASC 842. The amendment is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The Company is in the process of evaluating the amendment and assessing the impact on its consolidated results of operations and financial condition.
4. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended March 31, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$491	$—	$—	$491	$—	$491
Institutional	—	152	—	—	152	—	152
Advisory fees	1,109	—	—	—	1,109	—	1,109
Financial planning fees	101	—	—	—	101	—	101
Transaction and other fees	89	48	14	—	151	—	151
Total management and financial advice fees	1,299	691	14	—	2,004	—	2,004
Distribution fees:
Mutual funds	175	52	—	—	227	—	227
Insurance and annuity	211	38	80	—	329	—	329
Off-balance sheet brokerage cash	126	—	—	—	126	—	126
Other products	81	—	—	—	81	—	81
Total distribution fees	593	90	80	—	763	—	763
Other revenues	58	5	—	—	63	—	63
Total revenue from contracts with customers	1,950	786	94	—	2,830	—	2,830
Revenue from other sources (1)	418	13	730	130	1,291	47	1,338
Total segment gross revenues	2,368	799	824	130	4,121	47	4,168
Banking and deposit interest expense	(103)	—	—	(4)	(107)	—	(107)
Total segment net revenues	2,265	799	824	126	4,014	47	4,061
Elimination of intersegment revenues	(201)	(17)	(102)	4	(316)	(3)	(319)
Total net revenues	$2,064	$782	$722	$130	$3,698	$44	$3,742

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$644	$—	$—	$644	$—	$644
Institutional	—	195	—	—	195	—	195
Advisory fees	1,191	—	—	—	1,191	—	1,191
Financial planning fees	97	—	—	—	97	—	97
Transaction and other fees	92	55	16	—	163	—	163
Total management and financial advice fees	1,380	894	16	—	2,290	—	2,290
Distribution fees:
Mutual funds	204	65	—	—	269	—	269
Insurance and annuity	221	46	95	—	362	—	362
Off-balance sheet brokerage cash (2)	16	—	—	—	16	—	16
Other products	88	—	—	—	88	—	88
Total distribution fees	529	111	95	—	735	—	735
Other revenues	53	5	—	—	58	—	58
Total revenue from contracts with customers	1,962	1,010	111	—	3,083	—	3,083
Revenue from other sources (1)	82	7	657	116	862	37	899
Total segment gross revenues	2,044	1,017	768	116	3,945	37	3,982
Banking and deposit interest expense	(2)	—	—	—	(2)	—	(2)
Total segment net revenues	2,042	1,017	768	116	3,943	37	3,980
Elimination of intersegment revenues	(228)	(12)	(112)	—	(352)	(3)	(355)
Total net revenues	$1,814	$1,005	$656	$116	$3,591	$34	$3,625
(1) Revenues not included in the scope of the revenue from contracts with customers standard. The amounts primarily consist of revenue associated with insurance and annuity products or financial instruments.
(2) Prior to the fourth quarter of 2022, Off-balance sheet brokerage cash was included in Other products. Prior periods have been updated to be comparative.
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $159 million and $160 million as of March 31, 2023 and December 31, 2022, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and were $127 million and $129 million as of March 31, 2023 and December 31, 2022, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $39 million and nil as of March 31, 2023 and December 31, 2022, respectively.
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
Contract Costs Asset
The Company has an asset of $31 million and $33 million as of March 31, 2023 and December 31, 2022, respectively, related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $500 million and $537 million as of March 31, 2023 and December 31, 2022, respectively.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any other support to these entities. The Company has unfunded commitments related to consolidated CLOs of $28 million and $30 million as of March 31, 2023 and December 31, 2022, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both March 31, 2023 and December 31, 2022. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $65 million and $57 million as of March 31, 2023 and December 31, 2022, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both March 31, 2023 and December 31, 2022.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $31 million and $25 million as of March 31, 2023 and December 31, 2022, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $85 million and $92 million as of March 31, 2023 and December 31, 2022, respectively. The Company had a liability of $7 million as of both March 31, 2023 and December 31, 2022, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 13 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$34	$—	$34
Common stocks	—	4	—	4
Syndicated loans	—	2,206	50	2,256
Total investments	—	2,244	50	2,294
Receivables	—	23	—	23
Other assets	—	1	—	1
Total assets at fair value	$—	$2,268	$50	$2,318

Liabilities
Debt (1)	$—	$2,367	$—	$2,367
Other liabilities	—	86	—	86
Total liabilities at fair value	$—	$2,453	$—	$2,453

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$35	$—	$35
Common stocks	—	3	—	3
Syndicated loans	—	2,191	125	2,316
Total investments	—	2,229	125	2,354
Receivables	—	20	—	20
Other assets	—	1	1	2
Total assets at fair value	$—	$2,250	$126	$2,376

Liabilities
Debt (1)	$—	$2,363	$—	$2,363
Other liabilities	—	119	—	119
Total liabilities at fair value	$—	$2,482	$—	$2,482
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion as of both March 31, 2023 and December 31, 2022.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(1)	(1)	—
Purchases	17		—
Sales	(7)		—
Settlements	(15)		—
Transfers into Level 3	21		—
Transfers out of Level 3	(90)		(1)
Balance at March 31, 2023	$50		$—

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2023	$—	(1)	$—

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$64		$3
Total gains (losses) included in:
Net income	(1)	(1)	—
Purchases	15		—
Sales	(1)		—
Transfers into Level 3	62		—
Transfers out of Level 3	(42)		(3)
Balance at March 31, 2022	$97		$—

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2022	$(1)	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of March 31, 2023 and December 31, 2022 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third-party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third-party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company. See Note 13 for a description of the Company’s determination of the fair value of corporate debt securities, common stocks and other investments.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2023	December 31, 2022
	(in millions)
Syndicated loans
Unpaid principal balance	$2,427	$2,525
Excess unpaid principal over fair value	(171)	(209)
Fair value	$2,256	$2,316

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	22	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	53	48

Debt
Unpaid principal balance	$2,605	$2,636
Excess unpaid principal over fair value	(238)	(273)
Carrying value (1)	$2,367	$2,363
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion as of both March 31, 2023 and December 31, 2022.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months ended March 31, 2023 and 2022.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,367	$2,363	5.9%	5.3%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.0%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
6.  Investments
The following is a summary of Ameriprise Financial investments:

	March 31, 2023	December 31, 2022
	(in millions)
Available-for-Sale securities, at fair value	$44,883	$40,811
Mortgage loans (allowance for credit losses: 2023, $13; 2022, $12)	1,997	1,987
Policy loans	861	847
Other investments (allowance for credit losses: 2023, $6; 2022, $5)	867	879
Total	$48,608	$44,524
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of Net investment income:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Investment income on fixed maturities	$571	$214
Net realized gains (losses)	4	20
Affordable housing partnerships	(9)	(15)
Consolidated investment entities	42	19
Other	90	23
Total	$698	$261
Available-for-Sale securities distributed by type were as follows:

	March 31, 2023
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$10,868	$287	$(622)	$(23)	$10,510
Residential mortgage backed securities	18,852	58	(1,247)	—	17,663
Commercial mortgage backed securities	6,859	12	(406)	—	6,465
Asset backed securities	7,366	11	(133)	—	7,244
State and municipal obligations	769	73	(20)	(2)	820
U.S. government and agency obligations	2,135	1	—	—	2,136
Foreign government bonds and obligations	30	—	(2)	—	28
Other securities	17	—	—	—	17
Total	$46,896	$442	$(2,430)	$(25)	$44,883

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$10,361	$180	$(823)	$(20)	$9,698
Residential mortgage backed securities	17,056	37	(1,390)	—	15,703
Commercial mortgage backed securities	6,648	3	(439)	—	6,212
Asset backed securities	6,408	14	(158)	—	6,264
State and municipal obligations	773	53	(27)	(2)	797
U.S. government and agency obligations	2,079	1	(1)	—	2,079
Foreign government bonds and obligations	43	—	(2)	—	41
Other securities	16	1	—	—	17
Total	$43,384	$289	$(2,840)	$(22)	$40,811
As of March 31, 2023 and December 31, 2022, accrued interest of $262 million and $237 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of both March 31, 2023 and December 31, 2022, investment securities with a fair value of $3.3 billion were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $175 million and $302 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both March 31, 2023 and December 31, 2022, fixed maturity securities comprised approximately 92% of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2023 and December 31, 2022, the Company’s internal analysts rated $422 million and $270 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$33,517	$31,827	71%	$30,900	$28,980	71%
AA	1,420	1,470	3	1,219	1,249	3
A	2,303	2,369	5	2,080	2,097	5
BBB	9,051	8,661	20	8,524	7,890	19
Below investment grade (1)	605	556	1	661	595	2
Total fixed maturities	$46,896	$44,883	100%	$43,384	$40,811	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million and $1 million, respectively, as of both March 31, 2023 and December 31, 2022. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of both March 31, 2023 and December 31, 2022, approximately 30% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. No holdings of any issuer were greater than 10% of the Company’s total shareholder’s equity as of both March 31, 2023 and December 31, 2022.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	March 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	270	$3,759	$(155)	244	$2,960	$(467)	514	$6,719	$(622)
Residential mortgage backed securities	350	6,373	(167)	486	7,418	(1,080)	836	13,791	(1,247)
Commercial mortgage backed securities	98	1,936	(37)	243	3,571	(369)	341	5,507	(406)
Asset backed securities	101	2,357	(21)	87	2,745	(112)	188	5,102	(133)
State and municipal obligations	17	72	(5)	51	110	(15)	68	182	(20)
Foreign government bonds and obligations	7	17	(1)	2	10	(1)	9	27	(2)
Total	843	$14,514	$(386)	1,113	$16,814	$(2,044)	1,956	$31,328	$(2,430)

Description of Securities	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	457	$5,782	$(458)	108	$1,575	$(365)	565	$7,357	$(823)
Residential mortgage backed securities	589	9,407	(577)	244	4,076	(813)	833	13,483	(1,390)
Commercial mortgage backed securities	249	3,857	(220)	101	1,802	(219)	350	5,659	(439)
Asset backed securities	145	4,413	(86)	31	977	(72)	176	5,390	(158)
State and municipal obligations	48	134	(16)	27	60	(11)	75	194	(27)
U.S. government and agency obligations	13	566	(1)	—	—	—	13	566	(1)
Foreign government bonds and obligations	11	37	(2)	1	1	—	12	38	(2)
Total	1,512	$24,196	$(1,360)	512	$8,491	$(1,480)	2,024	$32,687	$(2,840)
As part of the Company’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2023 is primarily attributable to the impact of lower interest rates partially offset by wider credit spreads given ongoing market volatility with no specific credit concerns. As of March 31, 2023, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2023 and December 31, 2022, approximately 96% and 95%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2023	$20	$2	$22
Additional increases (decreases) on securities that had an allowance recorded in a previous period	3	—	3
Charge-offs	—	—	—
Balance at March 31, 2023	$23	$2	$25

Balance at January 1, 2022	$—	$1	$1
Charge-offs	—	—	—
Balance at March 31, 2022	$—	$1	$1
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Gross realized investment gains	$10	$20
Gross realized investment losses	(2)	—
Credit losses	(3)	—
Other impairments	(2)	—
Total	$3	$20
Credit losses for three months ended March 31, 2023 related to recording an allowance for credit losses on a corporate debt security in the communications industry. Other impairments for the three months ended March 31, 2023 related to Available-for-Sale securities which the Company intends to sell.
See Note 16 for rollforwards of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of March 31, 2023 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$2,864	$2,859
Due after one year through five years	2,591	2,533
Due after five years through 10 years	3,692	3,308
Due after 10 years	4,672	4,811
	13,819	13,511
Residential mortgage backed securities	18,852	17,663
Commercial mortgage backed securities	6,859	6,465
Asset backed securities	7,366	7,244
Total	$46,896	$44,883
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
7.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2023	$54	$5	$59
Provisions	(1)	2	1
Charge-offs	(1)	—	(1)
Balance at March 31, 2023	$52	$7	$59

Balance at January 1, 2022	$47	$3	$50
Provisions	(2)	—	(2)
Balance at March 31, 2022	$45	$3	$48
As of March 31, 2023 and December 31, 2022, accrued interest on commercial loans was $17 million, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2023 and 2022, the Company purchased $1 million and nil, respectively, of syndicated loans, and sold $1 million and nil, respectively, of syndicated loans.
During the three months ended March 31, 2023 and 2022, the Company purchased $43 million and $1 million, respectively, of residential mortgage loans, and sold nil and nil, respectively, of residential mortgage loans. The allowance for credit losses for residential mortgage loans was not material as of both March 31, 2023 and December 31, 2022.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $12 million and $11 million as of March 31, 2023 and December 31, 2022, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2023 and December 31, 2022. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of March 31, 2023 and December 31, 2022, respectively.
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio:

	March 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$2	$2	$41	$45
80% - 100%	—	7	6	2	19	38	72
60% - 80%	12	38	61	17	41	101	270
40% - 60%	3	33	101	56	89	464	746
< 40%	—	33	27	35	58	575	728
Total	$15	$111	$195	$112	$209	$1,219	$1,861

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$3	$39	$46
80% - 100%	7	9	2	20	8	29	75
60% - 80%	39	87	17	52	9	107	311
40% - 60%	48	89	69	90	57	435	788
< 40%	18	12	30	46	85	471	662
Total	$112	$197	$120	$210	$162	$1,081	$1,882
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the three months ended March 31, 2023, the Company did not have any write-offs of commercial mortgage loans.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
East North Central	$199	$201	11%	11%
East South Central	53	54	3	3
Middle Atlantic	114	114	6	6
Mountain	135	129	7	7
New England	23	23	1	1
Pacific	633	638	34	34
South Atlantic	465	479	25	25
West North Central	118	120	6	6
West South Central	121	124	7	7
	1,861	1,882	100%	100%
Less: allowance for credit losses	11	11
Total	$1,850	$1,871
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
Apartments	$489	$495	26%	26%
Hotel	14	14	1	1
Industrial	310	321	17	17
Mixed use	68	66	3	4
Office	256	259	14	14
Retail	581	594	31	31
Other	143	133	8	7
	1,861	1,882	100%	100%
Less: allowance for credit losses	11	11
Total	$1,850	$1,871
Syndicated Loans
The investment in syndicated loans as of March 31, 2023 and December 31, 2022 was $165 million and $175 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both March 31, 2023 and December 31, 2022. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the three months ended March 31, 2023, the Company did not have any write-offs of syndicated loans.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$1	$—	$—	$—	$2	$3
Risk 4	—	—	—	1	2	—	3
Risk 3	—	—	8	1	3	12	24
Risk 2	—	9	21	6	11	27	74
Risk 1	1	4	9	4	9	34	61
Total	$1	$14	$38	$12	$25	$75	$165

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$1	$—	$—	$—	$—	$—	$1
Risk 4	—	—	—	2	—	2	4
Risk 3	—	9	1	6	5	8	29
Risk 2	8	21	7	12	5	28	81
Risk 1	6	9	4	6	13	22	60
Total	$15	$39	$12	$26	$23	$60	$175
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $7 million and $6 million as of March 31, 2023 and December 31, 2022, respectively. The write-offs of advisor loans was not material for the three months ended March 31, 2023.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	March 31, 2023
Termination Status	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Active	$108	$346	$170	$127	$95	$213	$1,059
Terminated	—	—	1	1	3	6	11
Total	$108	$346	$171	$128	$98	$219	$1,070

	December 31, 2022
Termination Status	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Active	$359	$178	$133	$99	$76	$158	$1,003
Terminated	—	1	1	2	1	5	10
Total	$359	$179	$134	$101	$77	$163	$1,013
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 1% of total credit card receivables as of both March 31, 2023 and December 31, 2022.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The table below presents the amortized cost basis of credit card receivables by FICO score:

	March 31, 2023	December 31, 2022
	(in millions)
> 800	$28	$32
750 - 799	26	27
700 - 749	27	28
650 - 699	17	17
< 650	6	6
Total	$104	$110
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Margin Loans
The margin loans balance was $1.1 billion and $1.2 billion as of March 31, 2023 and December 31, 2022, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both March 31, 2023 and December 31, 2022, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $546 million and $589 million as of March 31, 2023 and December 31, 2022, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both March 31, 2023 and December 31, 2022, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $7.1 billion and $7.4 billion as of March 31, 2023 and December 31, 2022, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both March 31, 2023 and December 31, 2022.
Modifications with Borrowers Experiencing Financial Difficulty
There were no material modifications of financing receivables with borrowers experiencing financial difficulty by the Company during the three months ended March 31, 2023.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
8.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in DAC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Pre-adoption balance at December 31, 2020	$1,690	$22	$43	$7	$100	$452
Effect of shadow reserve adjustments	42	4	18	1	31	53
Post-adoption balance at January 1, 2021	1,732	26	61	8	131	505
Capitalization of acquisition costs	111	71	—	—	3	54
Amortization	(147)	(6)	(8)	(1)	(9)	(47)
Balance at December 31, 2021	$1,696	$91	$53	$7	$125	$512

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$108	$(3)	$—	$19	$89	$2,527
Effect of shadow reserve adjustments	149	6	—	—	—	304
Post-adoption balance at January 1, 2021	257	3	—	19	89	2,831
Capitalization of acquisition costs	9	—	1	2	4	255
Amortization	(18)	—	—	(2)	(9)	(247)
Balance at December 31, 2021	$248	$3	$1	$19	$84	$2,839
Other broker dealer acquisition costs						5
Balance at December 31, 2021 including broker dealer acquisition costs						$2,844

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2022	$1,696	$91	$53	$7	$125	$512
Capitalization of acquisition costs	38	73	—	—	1	55
Amortization	(136)	(15)	(8)	(1)	(8)	(46)
Balance at December 31, 2022	$1,598	$149	$45	$6	$118	$521

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2022	$248	$3	$1	$19	$84	$2,839
Capitalization of acquisition costs	5	—	1	1	4	178
Amortization	(17)	—	—	(2)	(9)	(242)
Balance at December 31, 2022	$236	$3	$2	$18	$79	$2,775
Other broker dealer acquisition costs						2
Balance at December 31, 2022 including broker dealer acquisition costs						$2,777

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,598	$149	$45	$6	$118	$521
Capitalization of acquisition costs	6	18	—	—	—	11
Amortization	(33)	(5)	(3)	—	(2)	(12)
Balance at March 31, 2023	$1,571	$162	$42	$6	$116	$520

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,775
Capitalization of acquisition costs	1	—	1	—	1	38
Amortization	(4)	—	—	—	(2)	(61)
Balance at March 31, 2023	$233	$3	$3	$18	$78	$2,752
Other broker dealer acquisition costs						2
Balance at March 31, 2023 including broker dealer acquisition costs						$2,754

The following tables summarize the balances of and changes in DSIC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$175	$14	$189
Effect of shadow reserve adjustments	8	8	16
Post-adoption balance at January 1, 2021	183	22	205
Capitalization of sales inducement costs	1	—	1
Amortization	(18)	(3)	(21)
Balance at December 31, 2021	$166	$19	$185

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2022	$166	$19	$185
Capitalization of sales inducement costs	1	—	1
Amortization	(16)	(3)	(19)
Balance at December 31, 2022	$151	$16	$167

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$151	$16	$167
Amortization	(4)	(1)	(5)
Balance at March 31, 2023	$147	$15	$162

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
9.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Policyholder account balances
Policyholder account balances	$25,545	$24,986

Future policy benefits
Reserve for future policy benefits	7,687	7,495
Deferred profit liability	64	62
Additional liabilities for insurance guarantees	1,224	1,186
Other insurance and annuity liabilities	181	177
Total future policy benefits	9,156	8,920
Policy claims and other policyholders’ funds	231	226
Total policyholder account balances, future policy benefits and claims	$34,932	$34,132
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts issued by the Company contain a GMDB. The Company previously offered contracts with GMAB, GMWB, and GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company’s variable annuity guarantees. See Note 13 and Note 15 for additional information regarding the Company’s derivative instruments used to hedge risks related to these guarantees.
Structured Variable Annuities
Structured variable annuities provide contractholders the option to allocate a portion of their account value to an indexed account held in a non-insulated separate account with the contractholder’s rate of return, which may be positive or negative, tied to selected indices. The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at fair value. The Company hedges the equity and interest rate risk related to the indexed account with freestanding derivative instruments.
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
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with freestanding derivative instruments.
See Note 15 for additional information regarding the Company’s derivative instruments used to hedge the risk related to indexed accounts.
Insurance Liabilities
Purchasers of UL accumulate cash value that increases by a fixed interest rate. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion of their account balance to a fixed account or a separate account. A vast majority of the premiums received for VUL policies are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.
IUL is a UL policy that includes an indexed account. The rate of credited interest for funds allocated by a contractholder to the indexed account is linked to the performance of the specific index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with freestanding derivative instruments. See Note 15 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	17	656	13	—	22
Policy charges	(2)	—	—	—	—
Surrenders and other benefits	(185)	(18)	(320)	(2)	(32)
Net transfer from (to) separate account liabilities	(5)	—	—	—	—
Other variable account adjustments	—	333	—	—	—
Interest credited	37	—	57	—	(1)
Balance at March 31, 2023	$4,614	$7,381	$6,549	$310	$460

Weighted-average crediting rate	3.2%	1.3%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,584	$6,911	$6,538	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	31	54	49	(1)	841
Policy charges	(44)	(24)	(30)	—	(100)
Surrenders and other benefits	(17)	(23)	(13)	(11)	(621)
Net transfer from (to) separate account liabilities	—	(14)	—	—	(19)
Other variable account adjustments	—	—	—	—	333
Interest credited	13	12	2	5	125
Balance at March 31, 2023	$1,527	$1,525	$2,662	$517	$25,545

Weighted-average crediting rate	3.5%	3.9%	2.0%	4.0%
Net amount at risk	$9,080	$57,134	$14,874	$147
Cash surrender value (1)	$1,369	$1,053	$2,162	$342

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2022	$4,972	$4,458	$7,251	$323	$527
Contract deposits	146	2,784	55	—	53
Policy charges	(8)	—	—	—	—
Surrenders and other benefits	(450)	(41)	(744)	(17)	(124)
Net transfer from (to) separate account liabilities	(60)	—	—	—	—
Other variable account adjustments	—	(791)	—	—	—
Interest credited	152	—	237	6	15
Balance at December 31, 2022	$4,752	$6,410	$6,799	$312	$471

Weighted-average crediting rate	3.2%	1.1%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,720	$5,986	$6,786	$277	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,602	$1,493	$2,534	$563	$23,723
Contract deposits	134	233	218	(3)	3,620
Policy charges	(178)	(91)	(116)	—	(393)
Surrenders and other benefits	(67)	(70)	(50)	(56)	(1,619)
Net transfer from (to) separate account liabilities	—	(102)	—	—	(162)
Other variable account adjustments	—	—	—	—	(791)
Interest credited	53	57	68	20	608
Balance at December 31, 2022	$1,544	$1,520	$2,654	$524	$24,986

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$9,187	$57,354	$15,043	$149
Cash surrender value (1)	$1,382	$1,054	$2,148	$348
(1) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. For variable annuities and VUL, the cash surrender value shown is the proportion of the total cash surrender value related to their fixed account liabilities.
Refer to Note 11 for the net amount at risk for market risk benefits associated with variable and structured variable annuities. Fixed, fixed indexed, and non-life contingent payout annuities do not have net amount at risk in excess of account value. Net amount at risk for insurance products is calculated as the death benefit amount in excess of applicable account values, host, embedded derivative, and separate account liabilities.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

March 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$125	$130	$19	$2	$—	$276
	2%	–	2.99%	167	—	—	—	—	167
	3%	–	3.99%	2,513	—	—	1	—	2,514
	4%	–	5.00%	1,598	—	—	—	—	1,598
	Total			$4,403	$130	$19	$3	$—	$4,555

Fixed accounts of structured variable annuities	1%	–	1.99%	$8	$12	$3	$1	$2	$26
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$8	$12	$3	$1	$2	$26

Fixed annuities	1%	–	1.99%	$234	$538	$137	$31	$10	$950
	2%	–	2.99%	63	—	—	—	—	63
	3%	–	3.99%	3,196	—	—	—	—	3,196
	4%	–	5.00%	2,322	—	—	—	—	2,322
	Total			$5,815	$538	$137	$31	$10	$6,531

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$3	$7	$14	$—	$24
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$3	$7	$14	$—	$24

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	54	—	4	—	—	58
	3%	–	3.99%	877	—	3	2	—	882
	4%	–	5.00%	556	—	—	—	—	556
	Total			$1,487	$—	$7	$2	$—	$1,496

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$4	$3	$—	$13	$20
	2%	–	2.99%	26	3	—	1	4	34
	3%	–	3.99%	131	1	2	2	—	136
	4%	–	5.00%	639	—	—	—	—	639
	Total			$796	$8	$5	$3	$17	$829

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$3	$—	$—	$3
	2%	–	2.99%	128	—	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$128	$—	$3	$—	$—	$131

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	32	—	—	—	—	32
	4%	–	5.00%	309	—	—	—	—	309
	Total			$341	$—	$—	$—	$—	$341

Total	1%	–	1.99%	$367	$687	$172	$48	$25	$1,299
	2%	–	2.99%	438	3	4	1	4	450
	3%	–	3.99%	6,749	1	5	5	—	6,760
	4%	–	5.00%	5,424	—	—	—	—	5,424
	Total			$12,978	$691	$181	$54	$29	$13,933

Percentage of total account values that reset in:
Next 12 months				99.9%	96.6%	97.5%	100.0%	100.0%	99.7%
> 12 months to 24 months				—	3.2	2.4	—	—	0.2
> 24 months				0.1	0.2	0.1	—	—	0.1
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2022
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$169	$102	$18	$—	$—	$289
	2%	–	2.99%	177	—	—	—	—	177
	3%	–	3.99%	2,611	—	—	1	—	2,612
	4%	–	5.00%	1,611	—	—	—	—	1,611
	Total			$4,568	$102	$18	$1	$—	$4,689

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of structured variable annuities	1%	–	1.99%	$12	$7	$3	$1	$—	$23
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$12	$7	$3	$1	$—	$23

Fixed annuities	1%	–	1.99%	$460	$402	$132	$33	$10	$1,037
	2%	–	2.99%	67	—	—	—	—	67
	3%	–	3.99%	3,344	—	—	—	—	3,344
	4%	–	5.00%	2,333	—	—	—	—	2,333
	Total			$6,204	$402	$132	$33	$10	$6,781

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$1	$3	$7	$14	$—	$25
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$1	$3	$7	$14	$—	$25

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	55	—	1	—	—	56
	3%	–	3.99%	885	1	2	—	—	888
	4%	–	5.00%	569	—	—	—	—	569
	Total			$1,509	$1	$3	$—	$—	$1,513

Fixed accounts of variable universal life insurance	1%	–	1.99%	$4	$3	$2	$—	$9	$18
	2%	–	2.99%	30	—	1	2	2	35
	3%	–	3.99%	134	1	1	1	—	137
	4%	–	5.00%	648	—	—	—	—	648
	Total			$816	$4	$4	$3	$11	$838

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$3	$—	$—	$3
	2%	–	2.99%	126	—	—	—	—	126
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$126	$—	$3	$—	$—	$129

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	32	—	—	—	—	32
	4%	–	5.00%	314	—	—	—	—	314
	Total			$346	$—	$—	$—	$—	$346

Total	1%	–	1.99%	$646	$517	$165	$48	$19	$1,395
	2%	–	2.99%	455	—	2	2	2	461
	3%	–	3.99%	7,006	2	3	2	—	7,013
	4%	–	5.00%	5,475	—	—	—	—	5,475
	Total			$13,582	$519	$170	$52	$21	$14,344

Percentage of total account values that reset in:
Next 12 months				99.8%	96.3%	93.8%	100.0%	100.0%	99.6%
> 12 months to 24 months				0.1	3.0	5.8	—	—	0.3
> 24 months				0.1	0.7	0.4	—	—	0.1
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables summarize the balances of and changes in the liability for future policy benefits, including the January 1, 2021 adoption of ASU 2018-12:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$1,536	$633	$530	$5,749	$8,448
Effect of shadow reserve adjustments	(175)	—	—	(566)	(741)
Adjustments for loss contracts (with premiums in excess of gross premiums) under the modified retrospective approach	4	—	—	35	39
Effect of change in deferred profit liability	(43)	—	—	—	(43)
Effect of remeasurement of the liability at the current single A discount rate	215	265	238	1,965	2,683
Post-adoption balance at January 1, 2021	1,537	898	768	7,183	10,386
Less: reinsurance recoverable	—	601	24	3,623	4,248
Post-adoption balance at January 1, 2021, after reinsurance recoverable	$1,537	$297	$744	$3,560	$6,138

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2021	$—	$702	$238	$1,831	$2,771
Beginning balance at original discount rate	—	536	183	1,498	2,217
Effect of changes in cash flow assumptions	—	—	—	(6)	(6)
Effect of actual variances from expected experience	—	56	(35)	(61)	(40)
Adjusted beginning of year balance	$—	$592	$148	$1,431	$2,171
Issuances	38	78	18	—	134
Interest accrual	—	29	9	73	111
Net premiums collected	(38)	(63)	(20)	(184)	(305)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$636	$155	$1,320	$2,111
Effect of changes in discount rate assumptions	—	141	33	227	401
Balance at December 31, 2021	$—	$777	$188	$1,547	$2,512

Present Value of Future Policy Benefits:
Balance at January 1, 2021	$1,537	$1,600	$1,006	$9,014	$13,157
Beginning balance at original discount rate	1,321	1,169	714	6,716	9,920
Effect of changes in cash flow assumptions	—	—	—	(8)	(8)
Effect of actual variances from expected experience	(14)	58	(40)	(124)	(120)
Adjusted beginning of year balance	$1,307	$1,227	$674	$6,584	$9,792
Issuances	39	78	18	—	135
Interest accrual	53	70	39	347	509
Benefit payments	(168)	(120)	(43)	(336)	(667)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,231	$1,255	$688	$6,595	$9,769
Effect of changes in discount rate assumptions	139	343	226	1,755	2,463
Balance at December 31, 2021	$1,370	$1,598	$914	$8,350	$12,232

Adjustment due to reserve flooring	$—	$1	$—	$—	$1

Net liability for future policy benefits	$1,370	$822	$726	$6,803	$9,721
Less: reinsurance recoverable	1,265	558	25	3,443	5,291
Net liability for future policy benefits, after reinsurance recoverable	$105	$264	$701	$3,360	$4,430

Discounted expected future gross premiums	$—	$2,005	$1,158	$1,623	$4,786
Expected future gross premiums	$—	$2,815	$1,395	$1,905	$6,115
Expected future benefit payments	$1,707	$2,159	$1,217	$11,568	$16,651

Weighted average interest accretion rate	4.2%	6.5%	5.9%	5.3%
Weighted average discount rate	2.6%	2.8%	2.8%	2.9%

Weighted average duration of liability (in years)	7	8	9	10

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2022	$—	$777	$188	$1,547	$2,512
Beginning balance at original discount rate	—	636	155	1,320	2,111
Effect of changes in cash flow assumptions	—	1	1	52	54
Effect of actual variances from expected experience	—	47	(22)	(48)	(23)
Adjusted beginning of year balance	$—	$684	$134	$1,324	$2,142
Issuances	42	57	12	—	111
Interest accrual	—	34	7	65	106
Net premiums collected	(42)	(67)	(16)	(169)	(294)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$137	$1,220	$2,065
Effect of changes in discount rate assumptions	—	(22)	(3)	(13)	(38)
Balance at December 31, 2022	$—	$686	$134	$1,207	$2,027

Present Value of Future Policy Benefits:
Balance at January 1, 2022	$1,370	$1,598	$914	$8,350	$12,232
Beginning balance at original discount rate	1,231	1,255	688	6,595	9,769
Effect of changes in cash flow assumptions	—	(8)	1	42	35
Effect of actual variances from expected experience	(13)	52	(28)	(36)	(25)
Adjusted beginning of year balance	$1,218	$1,299	$661	$6,601	$9,779
Issuances	42	57	12	—	111
Interest accrual	49	73	38	336	496
Benefit payments	(154)	(116)	(42)	(368)	(680)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,155	$1,313	$669	$6,569	$9,706
Effect of changes in discount rate assumptions	(90)	6	27	(130)	(187)
Balance at December 31, 2022	$1,065	$1,319	$696	$6,439	$9,519

Adjustment due to reserve flooring	$—	$3	$—	$—	$3

Net liability for future policy benefits	$1,065	$636	$562	$5,232	$7,495
Less: reinsurance recoverable	949	443	19	2,649	4,060
Net liability for future policy benefits, after reinsurance recoverable	$116	$193	$543	$2,583	$3,435

Discounted expected future gross premiums	$—	$1,855	$926	$1,381	$4,162
Expected future gross premiums	$—	$3,183	$1,331	$1,908	$6,422
Expected future benefit payments	$1,595	$2,234	$1,169	$11,229	$16,227

Weighted average interest accretion rate	4.1%	6.4%	6.1%	5.2%
Weighted average discount rate	5.2%	5.5%	5.4%	5.4%

Weighted average duration of liability (in years)	6	7	8	9

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	1	—	(1)	—
Effect of actual variances from expected experience	—	3	(6)	(21)	(24)
Adjusted beginning of year balance	$—	$712	$131	$1,198	$2,041
Issuances	31	13	3	—	47
Interest accrual	—	8	2	15	25
Net premiums collected	(31)	(17)	(4)	(39)	(91)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$716	$132	$1,174	$2,022
Effect of changes in discount rate assumptions	—	(5)	—	6	1
Balance at March 31, 2023	$—	$711	$132	$1,180	$2,023

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	1	—	(2)	(1)
Effect of actual variances from expected experience	—	3	(9)	(23)	(29)
Adjusted beginning of year balance	$1,155	$1,317	$660	$6,544	$9,676
Issuances	31	13	3	—	47
Interest accrual	12	18	9	83	122
Benefit payments	(40)	(37)	(10)	(97)	(184)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,158	$1,311	$662	$6,530	$9,661
Effect of changes in discount rate assumptions	(68)	36	43	33	44
Balance at March 31, 2023	$1,090	$1,347	$705	$6,563	$9,705

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,090	$641	$573	$5,383	$7,687
Less: reinsurance recoverable	943	447	21	2,724	4,135
Net liability for future policy benefits, after reinsurance recoverable	$147	$194	$552	$2,659	$3,552

Discounted expected future gross premiums	$—	$1,887	$932	$1,370	$4,189
Expected future gross premiums	$—	$3,165	$1,314	$1,857	$6,336
Expected future benefit payments	$1,603	$2,231	$1,153	$11,100	$16,087

Weighted average interest accretion rate	4.2%	6.4%	6.2%	5.2%
Weighted average discount rate	5.0%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	6	7	8	9
The annual review of LTC future policy benefit reserves in the third quarter of 2022 resulted in assumption updates that decreased the net liability for future policy benefits by $10 million, partially offset by a $4 million decrease to reinsurance recoverable, primarily reflecting updates to morbidity, premium rate increase and benefit reduction assumptions.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables included $4.3 billion and $4.2 billion of reinsurance recoverables as of March 31, 2023 and December 31, 2022, respectively, including $2.7 billion related to LTC risk ceded to Genworth as of both March 31, 2023 and December 31, 2022.
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	8	1	—	9
Benefit accrual	33	2	1	36
Benefit payments	(12)	(4)	(1)	(17)
Effect of actual variances from expected experience	(5)	—	(1)	(6)
Impact of change in net unrealized (gains) losses on securities	12	1	3	16
Balance at March 31, 2023	$1,136	$74	$14	$1,224

Weighted average interest accretion rate	2.9%	7.1%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,120	$76	$46	$1,242
Interest accrual	32	5	1	38
Benefit accrual	108	8	—	116
Benefit payments	(43)	(14)	(4)	(61)
Effect of actual variances from expected experience	(19)	2	(2)	(19)
Impact of change in net unrealized (gains) losses on securities	(98)	(3)	(29)	(130)
Balance at December 31, 2022	$1,100	$74	$12	$1,186

Weighted average interest accretion rate	2.9%	7.0%	4.1%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statement of Operations was as follows:

	Three Months Ended March 31,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$33	$12
Term and whole life insurance	42	10
Disability insurance	31	7
Long term care insurance	45	68
Total	$151	$97

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Years Ended December 31,
	2022		2021
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$45	$49	$39	$53
Term and whole life insurance	169	39	166	41
Disability insurance	127	31	131	30
Long term care insurance	189	271	192	274
Total	$530	$390	$528	$398
The following tables summarize the balances of and changes in unearned revenue, including the January 1, 2021 adoption of ASU 2018-12:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$19	$76	$—	$95
Effect of shadow reserve adjustments	5	10	153	168
Post-adoption balance at January 1, 2021	24	86	153	263
Deferral of revenue	3	34	55	92
Amortization	(1)	(8)	(13)	(22)
Balance at December 31, 2021	$26	$112	$195	$333

Balance at January 1, 2022	$26	$112	$195	$333
Deferral of revenue	2	48	54	104
Amortization	(1)	(10)	(16)	(27)
Balance at December 31, 2022	$27	$150	$233	$410

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	—	14	13	27
Amortization	—	(3)	(5)	(8)
Balance at March 31, 2023	$27	$161	$241	$429
10.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Mutual funds	$72,844	$70,876
Property/Real estate	1,894	1,876
Equity securities	706	679
Debt securities	308	279
Cash and cash equivalents	136	208
Other	53	44
Total	$75,941	$73,962

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Threadneedle Investment Liabilities	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$3,086	$73,962
Premiums and deposits	204	111	68	383
Policy charges	(331)	(71)	(2)	(404)
Surrenders and other benefits	(1,250)	(71)	(185)	(1,506)
Investment return	2,963	407	69	3,439
Net transfer from (to) general account	5	1	—	6
Other charges	—	—	61	61
Balance at March 31, 2023	$64,814	$8,030	$3,097	$75,941

Cash surrender value	$63,086	$7,560	$3,097	$73,743

	Variable Annuities	Variable Universal Life	Threadneedle Investment Liabilities	Total
	(in millions)
Balance at January 1, 2022	$82,862	$9,376	$5,253	$97,491
Premiums and deposits	1,067	425	252	1,744
Policy charges	(1,396)	(278)	(11)	(1,685)
Surrenders and other benefits	(4,923)	(286)	(1,548)	(6,757)
Investment return	(14,450)	(1,654)	(273)	(16,377)
Net transfer from (to) general account	63	70	—	133
Other charges	—	—	(587)	(587)
Balance at December 31, 2022	$63,223	$7,653	$3,086	$73,962

Cash surrender value	$61,461	$7,200	$3,086	$71,747
11.  Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Most of the variable annuity contracts issued by the Company contain a GMDB provision. The Company previously offered contracts containing GMWB, GMAB, or GMIB provisions.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Individual variable annuity contracts may have both a death benefit and a living benefit. Net amount at risk is quantified for each benefit and a composite net amount at risk is calculated using the greater of the death benefit or living benefit for each individual contract. The net amount at risk for GMDB and GMAB is defined as the current guaranteed benefit amount in excess of the current contract value. The net amount at risk for GMIB is defined as the greater of the present value of the minimum guaranteed annuity payments less the current contract value or zero. The net amount at risk for GMWB is defined as the greater of the present value of the minimum guaranteed withdrawal payments less the current contract value or zero.
The following tables summarize the balances of and changes in market risk benefits, including the January 1, 2021 adoption of ASU 2018-12:

Pre-adoption balance at December 31, 2020	$3,084
Effect of shadow reserve adjustments	(3)
Adjustments for the cumulative effect of the changes in instrument-specific credit risk on market risk benefits between the original contract issuance date and the transition date	670
Adjustments to the host contract for differences between previous carrying amount and fair value measurement for the market risk benefits under the option-based method of valuation	20
Adjustments for the remaining difference (exclusive of the instrument-specific credit risk change and host contract adjustments) between previous carrying amount and fair value measurements for the market risk benefits	1,058
Post-adoption balance at January 1, 2021	$4,829

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Years Ended December 31,
	2022	2021
	(in millions, except age)
Balance at beginning of period	$2,901	$4,829
Issuances	27	45
Interest accrual and time decay	(237)	(294)
Reserve increase from attributed fees collected	810	819
Reserve release for benefit payments and derecognition	(29)	(8)
Effect of changes in interest rates and bond markets	(4,193)	(1,053)
Effect of changes in equity markets and subaccount performance	2,258	(1,558)
Effect of changes in equity index volatility	205	73
Actual policyholder behavior different from expected behavior	17	52
Effect of changes in other future expected assumptions	(139)	123
Effect of changes in the instrument-specific credit risk on market risk benefits	(517)	(127)
Balance at end of period	$1,103	$2,901

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,015	$539
Liability position	(2,118)	(3,440)
Net asset (liability) position	$(1,103)	$(2,901)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$2,781	$251
Living benefits	$3,364	$195
Composite (greater of)	$5,830	$441

Weighted average attained age of contractholders	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(2,044)	$(2,502)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(505)	$(102)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2023	2022
	(in millions, except age)
Balance at beginning of period	$1,103	$2,901
Issuances	4	8
Interest accrual and time decay	(26)	(86)
Reserve increase from attributed fees collected	189	199
Reserve release for benefit payments and derecognition	(9)	(3)
Effect of changes in interest rates and bond markets	504	(1,454)
Effect of changes in equity markets and subaccount performance	(392)	586
Effect of changes in equity index volatility	(43)	55
Actual policyholder behavior different from expected behavior	7	20
Effect of changes in other future expected assumptions	—	—
Effect of changes in the instrument-specific credit risk on market risk benefits	(204)	(385)
Balance at end of period	$1,133	$1,841

Reconciliation of the gross balances in an asset or liability position:
Asset position	$990	$742
Liability position	(2,123)	(2,583)
Net asset (liability) position	$(1,133)	$(1,841)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$1,956	$714
Living benefits	$2,836	$586
Composite (greater of)	$4,596	$1,274

Weighted average attained age of contractholders	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$59	$(868)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(204)	$(382)
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	March 31, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$1,133	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.1%
			Surrender rate (2)	0.2%	–	45.6%	3.6%
			Market volatility (3)	0.0%	–	25.1%	11.1%
			Nonperformance risk (4)	115 bps			115 bps
			Mortality rate (5)	0.0%	–	41.6%	1.5%

	December 31, 2022
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$1,103	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.0%
			Surrender rate (2)	0.2%	–	45.6%	3.6%
			Market volatility (3)	0.0%	–	26.6%	12.1%
			Nonperformance risk (4)	95 bps			95 bps
			Mortality rate (5)	0.0%	–	41.6%	1.5%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(1) The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year. The weighted average utilization rate represents the average assumption, weighted based on the benefit base. The calculation excludes policies that have already started taking withdrawals.
(2) The weighted average surrender rate represents the average assumption weighted based on the account value of each contract.
(3) Market volatility represents the implied volatility of each contractholder’s mix of funds. The weighted average market volatility represents the average volatility across all contracts, weighted by the size of the guaranteed benefit.
(4) The nonperformance risk is the spread added to the U.S. Treasury curve.
(5) The weighted average mortality rate represents the average assumption weighted based on the account value of each contract.

Changes to Significant Inputs and Assumptions:
During the year ended December 31, 2022, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
•Updates to utilization of guaranteed withdrawals assumptions resulted in a decrease to pre-tax income of $39 million.
•Updates to surrender rates resulted in a decrease to pre-tax income of $200 million.
•Updates to mortality rates resulted in a decrease to pre-tax income of $49 million.
Refer to the rollforward of market risk benefits for the impacts of changes to interest rate, equity market, volatility and nonperformance risk assumptions.
Uncertainty of Fair Value Measurements
Significant increases (decreases) in utilization and volatility used in the fair value measurement of market risk benefits in isolation would have resulted in a significantly higher (lower) liability value.
Significant increases (decreases) in nonperformance risk and surrender rates used in the fair value measurement of market risk benefits in isolation would have resulted in a significantly lower (higher) liability value.
Significant increases (decreases) in mortality rates used in the fair value measurement of the death benefit portion of market risk benefits in isolation would have resulted in a significantly higher (lower) liability value whereas significant increases (decreases) in mortality rates used in the fair values measurement of the life contingent portion of market risk benefits in isolation would have resulted in a significantly lower (higher) liability value.
Surrender rates, utilization rates and mortality rates vary with the type of base product, type of rider, duration of the policy, age of the contractholder, calendar year of the projection, previous withdrawal history, and the relationship between the value of the guaranteed benefit and the contract accumulation value.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
12.  Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
Long-term debt:
Senior notes due 2023	$750	$750	4.0%	4.0%
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	—	5.2	—
Finance lease liabilities	28	30	N/A	N/A
Other (1)	(18)	(9)	N/A	N/A
Total long-term debt	3,560	2,821

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	201	5.1%	4.6%
Total	$3,761	$3,022
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
On March 9, 2023, the Company issued $750 million of 5.15% unsecured senior notes due May 15, 2033 and incurred debt issuance costs of $7 million. Interest payments are due semi-annually in arrears on May 15 and November 15, which commences on November 15, 2023.
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities and residential mortgage backed securities as collateral to access these borrowings. The fair value of the securities pledged is recorded in Investments and was $1.2 billion of commercial mortgage backed securities as of both March 31, 2023 and December 31, 2022, and $495 million and $479 million of residential mortgage backed securities as of March 31, 2023 and December 31, 2022, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2023 and December 31, 2022. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
In June 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the credit agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. As of both March 31, 2023 and December 31, 2022, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both March 31, 2023 and December 31, 2022.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both March 31, 2023 and December 31, 2022, AEIS had no borrowings outstanding.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
13.  Fair Values of Assets and Liabilities
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$1,421	$4,446	$—	$5,867
Available-for-Sale securities:
Corporate debt securities	—	10,070	440	10,510
Residential mortgage backed securities	—	17,663	—	17,663
Commercial mortgage backed securities	—	6,465	—	6,465
Asset backed securities	—	7,239	5	7,244
State and municipal obligations	—	820	—	820
U.S. government and agency obligations	2,136	—	—	2,136
Foreign government bonds and obligations	—	28	—	28
Other securities	—	17	—	17
Total Available-for-Sale securities	2,136	42,302	445	44,883
Investments at net asset value (“NAV”)				10	(1)
Trading and other securities	222	16	—	238
Separate account assets at NAV				75,941	(1)
Investments and cash equivalents segregated for regulatory purposes	694	—	—	694
Market risk benefits	—	—	990	990	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	48	48
Other assets:
Interest rate derivative contracts	6	330	—	336
Equity derivative contracts	140	3,120	—	3,260
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	5	32	—	37
Total other assets	151	3,483	—	3,634
Total assets at fair value	$4,624	$50,247	$1,483	$132,305

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$44	$47
IUL embedded derivatives	—	—	771	771
Structured variable annuity embedded derivatives	—	—	142	142
Total policyholder account balances, future policy benefits and claims	—	3	957	960	(3)
Market risk benefits	—	—	2,123	2,123	(2)
Customer deposits	—	6	—	6
Other liabilities:
Interest rate derivative contracts	9	318	—	327
Equity derivative contracts	181	2,528	—	2,709
Credit derivative contracts	—	52	—	52
Foreign exchange derivative contracts	—	4	—	4
Other	215	3	70	288
Total other liabilities	405	2,905	70	3,380
Total liabilities at fair value	$405	$2,914	$3,150	$6,469

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$1,268	$3,835	$—	$5,103
Available-for-Sale securities:
Corporate debt securities	—	9,293	405	9,698
Residential mortgage backed securities	—	15,703	—	15,703
Commercial mortgage backed securities	—	6,212	—	6,212
Asset backed securities	—	6,258	6	6,264
State and municipal obligations	—	797	—	797
U.S. government and agency obligations	2,079	—	—	2,079
Foreign government bonds and obligations	—	41	—	41
Other securities	—	17	—	17
Total Available-for-Sale securities	2,079	38,321	411	40,811
Investments at NAV				9	(1)
Trading and other securities	211	16	—	227
Separate account assets at NAV				73,962	(1)
Investments and cash equivalents segregated for regulatory purposes	646	—	—	646
Market risk benefits	—	—	1,015	1,015	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	48	48
Other assets:
Interest rate derivative contracts	7	260	—	267
Equity derivative contracts	129	2,575	—	2,704
Credit derivative contracts	—	13	—	13
Foreign exchange derivative contracts	—	36	—	36
Total other assets	136	2,884	—	3,020
Total assets at fair value	$4,340	$45,056	$1,474	$124,841

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$44	$47
IUL embedded derivatives	—	—	739	739
Structured variable annuity embedded derivatives	—	—	(137)	(137)	(4)
Total policyholder account balances, future policy benefits and claims	—	3	646	649	(5)
Market risk benefits	—	—	2,118	2,118	(2)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	4	351	—	355
Equity derivative contracts	139	2,238	—	2,377
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	6	8	—	14
Other	205	5	62	272
Total other liabilities	354	2,604	62	3,020
Total liabilities at fair value	$354	$2,611	$2,826	$5,791
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) See Note 11 for additional information related to market risk benefits, including the balances of and changes in market risk benefits as well as the significant inputs and assumptions used in the fair value measurements of market risk benefits.
(3) The Company’s adjustment for nonperformance risk resulted in a $200 million cumulative decrease to the embedded derivatives as of March 31, 2023.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.
(5) The Company’s adjustment for nonperformance risk resulted in a $139 million cumulative decrease to the embedded derivatives as of December 31, 2022.
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities			Receivables
	Corporate Debt Securities	Asset Backed Securities	Total	Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$405	$6	$411	$48
Total gains (losses) included in:
Other comprehensive income (loss)	8	—	8	—
Purchases	55	—	55	—
Settlements	(28)	(1)	(29)	—
Balance at March 31, 2023	$440	$5	$445	$48

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2023	$8	$—	$8	$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(3)	$646	$62
Total (gains) losses included in:
Net income	1	(1)	38	(1)	263	(2)	302	—
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		24		12		36	14
Settlements	(1)		(30)		4		(27)	(7)
Balance at March 31, 2023	$44		$771		$142		$957	$70

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2023	$—		$38	(1)	$263	(2)	$301	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total	Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$502	$35	$7	$544	$59
Total gains (losses) included in:
Net income	—	—	—	—	(3)
Other comprehensive income (loss)	(22)	—	—	(22)	—
Purchases	23	112	—	135	—
Settlements	(6)	—	—	(6)	(1)
Transfers out of Level 3	—	(35)	—	(35)	—
Balance at March 31, 2022	$497	$112	$7	$616	$55

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2022	$(21)	$—	$—	$(21)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$406		$1,367	$61
Total (gains) losses included in:
Net income	(3)	(1)	(32)	(1)	(124)	(2)	(159)	—
Other comprehensive income (loss)	—		—		—		—	(1)
Issues	—		—		4		4	8
Settlements	(1)		(25)		(6)		(32)	(6)
Balance at March 31, 2022	$52		$848		$280		$1,180	$62

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2022	$—		$(32)	(1)	$—		$(32)	$—
(1) Included in Interest credited to fixed accounts.
(2) Included in Benefits, claims, losses and settlement expenses.
(3) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and the amount is presented as a contra liability.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $57 million and $33 million, net of the reinsurance accrual, for the three months ended March 31, 2023 and 2022, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$439	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.8%	1.4%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	1.3%			1.3%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	27.0%			27.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$48	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$44	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	115 bps			115 bps
IUL embedded derivatives	$771	Discounted cash flow	Nonperformance risk (4)	115 bps			115 bps
Structured variable annuity embedded derivatives	$142	Discounted cash flow	Surrender rate (3)	2.4%	–	49.5%	2.8%
			Nonperformance risk (4)	115 bps			115 bps
Contingent consideration liabilities	$70	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	2.9%

	December 31, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$404		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.1%	–	2.3%	1.4%
Asset backed securities	$1		Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
				Annual long-term default rate (2)	3.5%			3.5%
				Discount rate	27.0%			27.0%
				Constant prepayment rate	10.0%			10.0%
				Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$48		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$44		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
				Nonperformance risk (4)	95 bps			95 bps
IUL embedded derivatives	$739		Discounted cash flow	Nonperformance risk (4)	95 bps			95 bps
Structured variable annuity embedded derivatives	$(137)	(6)	Discounted cash flow	Surrender rate (3)	0.8%	–	40.0%	0.9%
				Nonperformance risk (4)	95 bps			95 bps
Contingent consideration liabilities	$62		Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	3.3%
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
(3) The weighted average surrender rate represents the average assumption weighted based on the account value of each contract.
(4) The nonperformance risk is the spread added to the U.S. Treasury curve.
(5) The weighted average discount rate represents the average discount rate across all contingent consideration liabilities, weighted based on the size of the contingent consideration liability.
(6) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.
Level 3 measurements not included in the tables above are obtained from non-binding broker quotes where unobservable inputs

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2023 and December 31, 2022. See Note 14 and Note 15 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
There is no active market for the transfer of the Company’s embedded derivatives attributable to the provisions of fixed deferred indexed annuity, structured variable annuity and IUL products.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2023 and December 31, 2022. See Note 14 and Note 15 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $54 million and $58 million as of March 31, 2023 and December 31, 2022, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,997	$—	$137	$1,700	$1,837
Policy loans	861	—	861	—	861
Receivables	9,985	162	1,657	7,003	8,822
Restricted and segregated cash	1,290	1,290	—	—	1,290
Other investments and assets	350	—	303	46	349

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,828	$—	$—	$13,014	$13,014
Investment certificate reserves	11,096	—	—	11,033	11,033
Banking and brokerage deposits	22,862	22,862	—	—	22,862
Separate account liabilities — investment contracts	3,411	—	3,411	—	3,411
Debt and other liabilities	3,964	208	3,663	7	3,878

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,987	$—	$105	$1,695	$1,800
Policy loans	847	—	847	—	847
Receivables	10,287	199	1,742	6,996	8,937
Restricted and segregated cash	1,583	1,583	—	—	1,583
Other investments and assets	375	—	323	51	374

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,450	$—	$—	$12,470	$12,470
Investment certificate reserves	9,310	—	—	9,253	9,253
Banking and brokerage deposits	21,474	21,474	—	—	21,474
Separate account liabilities — investment contracts	3,383	—	3,383	—	3,383
Debt and other liabilities	3,242	234	2,909	7	3,150
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
Policyholder account balances, future policy benefits and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed and structured variable annuity host contracts, and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 9 for additional information on these liabilities. Investment certificate reserves represent customer deposits for fixed rate certificates and stock market certificates. Banking and brokerage deposits are amounts payable to customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. Separate account liabilities are primarily investment contracts in pooled pension funds offered by Threadneedle. Debt and other liabilities include the Company’s long-term debt, short-term borrowings, securities loaned and future funding commitments to affordable housing partnerships and other real estate partnerships. See Note 12 for further information on the Company’s long-term debt and short-term borrowings.
14.  Offsetting Assets and Liabilities
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,436	$—	$3,436	$(2,715)	$(608)	$(77)	$36
OTC cleared	105	—	105	(47)	—	—	58
Exchange-traded	93	—	93	(90)	—	—	3
Total derivatives	3,634	—	3,634	(2,852)	(608)	(77)	97
Securities borrowed	162	—	162	(65)	—	(97)	—
Total	$3,796	$—	$3,796	$(2,917)	$(608)	$(174)	$97

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,900	$—	$2,900	$(2,322)	$(568)	$(5)	$5
OTC cleared	23	—	23	(9)	—	—	14
Exchange-traded	97	—	97	(75)	—	—	22
Total derivatives	3,020	—	3,020	(2,406)	(568)	(5)	41
Securities borrowed	199	—	199	(31)	—	(164)	4
Total	$3,219	$—	$3,219	$(2,437)	$(568)	$(169)	$45
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,909	$—	$2,909	$(2,715)	$(54)	$(133)	$7
OTC cleared	47	—	47	(47)	—	—	—
Exchange-traded	136	—	136	(90)	—	(4)	42
Total derivatives	3,092	—	3,092	(2,852)	(54)	(137)	49
Securities loaned	208	—	208	(65)	—	(140)	3
Total	$3,300	$—	$3,300	$(2,917)	$(54)	$(277)	$52

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,646	$—	$2,646	$(2,322)	$(43)	$(277)	$4
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	93	—	93	(75)	—	(17)	1
Total derivatives	2,748	—	2,748	(2,406)	(43)	(294)	5
Securities loaned	235	—	235	(31)	—	(197)	7
Total	$2,983	$—	$2,983	$(2,437)	$(43)	$(491)	$12
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
Freestanding derivative instruments are reflected in Other assets and Other liabilities. Cash collateral pledged by the Company is reflected in Other assets and cash collateral accepted by the Company is reflected in Other liabilities. Securities borrowing and lending agreements are reflected in Receivables and Other liabilities, respectively. See Note 15 for additional disclosures related to the Company’s derivative instruments and Note 5 for information related to derivatives held by consolidated investment entities.
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
Certain of the Company’s freestanding derivative instruments are subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 14 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2023			December 31, 2022
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives designated as hedging instruments
Equity contracts - cash flow hedges	$4	$—	$1	$6	$—	$1
Foreign exchange contracts – net investment hedges	62	—	—	85	—	—
Total qualifying hedges	66	—	1	91	—	1

Derivatives not designated as hedging instruments
Interest rate contracts	89,172	336	327	101,307	267	355
Equity contracts	76,747	3,260	2,708	68,493	2,704	2,376
Credit contracts	2,868	1	52	1,857	13	2
Foreign exchange contracts	3,261	37	4	3,171	36	14
Total non-designated hedges	172,048	3,634	3,091	174,828	3,020	2,747

Embedded derivatives
IUL	N/A	—	771	N/A	—	739
Fixed deferred indexed annuities and deposit receivables	N/A	48	47	N/A	48	47
Structured variable annuities (3)	N/A	—	142	N/A	—	(137)
SMC	N/A	—	6	N/A	—	4
Total embedded derivatives	N/A	48	966	N/A	48	653
Total derivatives	$172,114	$3,682	$4,058	$174,919	$3,068	$3,401
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets and the fair value of ceded embedded derivative assets related to deposit receivables is included in Receivables.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities. The fair value of IUL, fixed deferred indexed annuity and structured variable annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims. The fair value of the SMC embedded derivative liability is included in Customer deposits.
(3) The fair value of the structured variable annuity embedded derivatives as of March 31, 2023 included $337 million of individual contracts in a liability position and $195 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2022 included $194 million of individual contracts in a liability position and $331 million of individual contracts in an asset position.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2023 and December 31, 2022, investment securities with a fair value of $77 million and $14 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $77 million and $5 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2023 and December 31, 2022, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both March 31, 2023 and December 31, 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	General and Administrative Expense
	(in millions)
Three Months Ended March 31, 2023
Interest rate contracts	$—	$—	$—	$—	$6	$247	$—
Equity contracts	(1)	1	43	19	164	(462)	3
Credit contracts	—	—	1	—	—	(33)	—
Foreign exchange contracts	—	—	—	—	—	(8)	3
IUL embedded derivatives	—	—	—	(8)	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(1)	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(263)	—	—
SMC embedded derivatives	—	(2)	—	—	—	—	—
Total gain (loss)	$(1)	$(1)	$44	$10	$(93)	$(256)	$6

Three Months Ended March 31, 2022
Interest rate contracts	$—	$—	$—	$—	$—	$(1,118)	$—
Equity contracts	8	—	(61)	(16)	8	216	(7)
Credit contracts	—	—	(1)	—	—	97	—
Foreign exchange contracts	(1)	—	—	—	—	31	—
IUL embedded derivatives	—	—	—	57	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	1	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	123	—	—
Total gain (loss)	$7	$—	$(62)	$42	$131	$(774)	$(7)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of March 31, 2023:

	Premiums Payable	Premiums Receivable
	(in millions)
2023 (1)	$29	$19
2024	132	23
2025	121	21
2026	248	88
2027	20	—
2028 - 2030	220	—
Total	$770	$151
(1) 2023 amounts represent the amounts payable and receivable for the period from April 1, 2023 to December 31, 2023.

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
As discussed in Note 11, the Company issues variable annuity contracts that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. The Company economically hedges its obligations under these market risk benefits using options, swaptions, swaps and futures,
The Company enters into futures, credit default swaps, commodity swaps, total return swaps and foreign currency forwards to manage its exposure to price risk arising from seed money investments in proprietary investment products. The Company enters into foreign currency forward contracts to economically hedge its exposure to certain foreign transactions. The Company enters into futures contracts, total return swaps and foreign currency forwards to economically hedge its exposure related to compensation plans. The Company enters into interest rate swaps to offset interest rate changes on unrealized gains or losses for certain investments.
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
For both the three months ended March 31, 2023 and 2022, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of March 31, 2023 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is $0.8 million and as an increase to General and administrative expense is $0.6 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 13 years and relates to forecasted debt interest payments. See Note 16 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended March 31, 2023 and 2022, the Company recognized a loss of $2 million and a gain of $4 million, respectively, in OCI.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 14 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2023 and December 31, 2022, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $146 million and $240 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2023 and December 31, 2022 was $145 million and $236 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2023 and December 31, 2022 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million and $4 million, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
16.  Shareholders’ Equity
The following table presents the amounts related to each component of OCI:

	Three Months Ended March 31,
	2023			2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$566	$(124)	$442	$(1,592)	$347	$(1,245)
Reclassification of net (gains) losses on securities included in net income (2)	(3)	1	(2)	(20)	4	(16)
Impact of benefit reserves and reinsurance recoverables	(12)	2	(10)	50	(9)	41
Net unrealized gains (losses) on securities	551	(121)	430	(1,562)	342	(1,220)
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	3	(1)	2	1	—	1
Net unrealized gains (losses) on derivatives	3	(1)	2	1	—	1
Effect of changes in discount rate assumptions on certain long-duration contracts	(83)	18	(65)	460	(98)	362
Effect of changes in instrument-specific credit risk on MRBs	204	(43)	161	385	(82)	303
Foreign currency translation	42	(9)	33	(58)	12	(46)
Total other comprehensive income (loss)	$717	$(156)	$561	$(774)	$174	$(600)
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in Net investment income.
Other comprehensive income (loss) related to net unrealized gains (losses) on securities includes three components: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at January 1, 2023	$(2,043)	$3	$(72)	$(20)	$(75)	$(338)	$(1)	$(2,546)
OCI before reclassifications	432	2	(65)	161	—	33	—	563
Amounts reclassified from AOCI	(2)	—	—	—	—	—	—	(2)
Total OCI	430	2	(65)	161	—	33	—	561
Balance at March 31, 2023	$(1,613)	$5	$(137)	$141	$(75)	$(305)	$(1)	$(1,985)

Balance at January 1, 2022	$1,033	$4	$(933)	$(427)	$(151)	$(167)	$(1)	$(642)
OCI before reclassifications	(1,204)	1	362	303	—	(46)	—	(584)
Amounts reclassified from AOCI	(16)	—	—	—	—	—	—	(16)
Total OCI	(1,220)	1	362	303	—	(46)	—	(600)
Balance at March 31, 2022	$(187)	$5	$(571)	$(124)	$(151)	$(213)	$(1)	$(1,242)
For the three months ended March 31, 2023 and 2022, the Company repurchased a total of 1.6 million shares and 1.4 million shares, respectively, of its common stock for an aggregate cost of $506 million and $429 million, respectively. In January 2022, the Company’s Board of Directors authorized an additional $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024. As of March 31, 2023, the Company had $1.1 billion remaining under the share repurchase authorization.
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
For the three months ended March 31, 2023 and 2022, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $87 million and $89 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the three months ended March 31, 2023 and 2022, the Company reacquired 0.2 million shares and 0.2 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $63 million and $62 million, respectively.
During the three months ended March 31, 2023 and 2022, the Company reissued 0.6 million and 0.5 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
17.  Income Taxes
The Company’s effective tax rate was 15.9% and 18.0% for the three months ended March 31, 2023 and 2022, respectively.
The effective tax rate for the three months ended March 31, 2023 was lower than the statutory tax rate as a result of tax preferred items including incentive compensation, foreign tax credits, dividend received deductions and low income housing tax credits, partially offset by state income taxes, net of federal benefit.
The effective tax rate for the three months ended March 31, 2022 was lower than the statutory tax rate as a result of tax preferred items including incentive compensation, foreign tax credits and low income housing tax credits, partially offset by state income taxes, net of federal benefit.
The lower effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily the result of lower pretax income, an increase in foreign tax credits net of addback, an increase in incentive compensation, partially offset by an increase in state income taxes net of federal benefit compared to the prior period.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $30 million, net of federal benefit, which will expire beginning December 31, 2023 and foreign net operating losses of $34 million.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of March 31, 2023, management believes it is more likely than not that the Company will not realize certain state net operating losses of $29 million, state deferred tax assets of $2 million and foreign net operating losses of $34 million; therefore, a valuation allowance has been established. The valuation allowance was $65 million for both March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company had $143 million and $138 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $110 million and $106 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2023 and December 31, 2022, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $48 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million in interest and penalties for both the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the Company had a payable of $15 million and $14 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns.The IRS is currently auditing the Company’s U.S. income tax returns for 2016 through 2020. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2020.
The Company expects to be an applicable corporation required to compute corporate alternative minimum tax (“CAMT”); however, based on current estimates the Company does not expect to be liable for the CAMT in 2023 and therefore a liability has not been recorded.
18.  Contingencies
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic and foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries regarding certain subjects, including from time to time: sales and distribution of mutual and other pooled funds, exchange traded funds, private funds, segregated accounts, annuities, equity and fixed income securities, real estate investment trusts, insurance products, banking products and financial advice offerings, including managed accounts; wholesaler activity; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; recordkeeping requirements; and transaction monitoring systems and controls. The Company has cooperated and will continue to cooperate with the applicable regulators.

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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of March 31, 2023 and December 31, 2022, the estimated liability was $37 million and $12 million, respectively. As of March 31, 2023 and December 31, 2022, the related premium tax asset was $31 million and $10 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
19.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share amounts)
Numerator:
Net income	$417	$825

Denominator:
Basic: Weighted-average common shares outstanding	107.9	113.7
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.1	2.5
Diluted: Weighted-average common shares outstanding	110.0	116.2

Earnings per share:
Basic	$3.86	$7.26
Diluted	$3.79	$7.10
The calculation of diluted earnings per share excludes the incremental effect of 0.3 million and 0.2 million options for the three months ended March 31, 2023 and 2022, respectively, due to their anti-dilutive effect.

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
Adjusted operating earnings is defined as adjusted operating net revenues less adjusted operating expenses. Adjusted operating net revenues and adjusted operating expenses exclude net realized investment gains or losses (net of reinsurance accrual); the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and reinsurance accrual; mean reversion related impacts (the impact on VUL products for the difference between assumed and updated separate account investment performance on the reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; block transfer reinsurance transaction impacts; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; and the impact of consolidating CIEs. The market impact on non-traditional long-duration products includes changes in market risk benefits and embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the Company’s life insurance subsidiary’s nonperformance spread.
Concurrent with the adoption of ASU 2018-12, management no longer excludes adjustments for DAC, DSIC and unearned revenue amortization. Amortization of DAC, DSIC, and unearned revenue for long-duration contracts are no longer impacted by markets and are now amortized on a constant-level basis.
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	March 31, 2023	December 31, 2022
	(in millions)
Advice & Wealth Management	$39,099	$35,132
Asset Management	7,768	7,967
Retirement & Protection Solutions	102,337	98,901
Corporate & Other	17,436	16,852
Total assets	$166,640	$158,852

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2023	2022
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,265	$2,042
Asset Management	799	1,017
Retirement & Protection Solutions	824	768
Corporate & Other	126	116
Elimination of segment revenues (1)	(316)	(352)
Total segment adjusted operating net revenues	3,698	3,591
Net realized gains (losses)	3	16
Revenue attributable to consolidated investment entities	41	17
Market impact on non-traditional long-duration products, net	—	1
Total net revenues per consolidated statements of operations	$3,742	$3,625
(1) Represents the elimination of intersegment revenues recognized for the three months ended March 31, 2023 and 2022 in each segment as follows: Advice & Wealth Management ($201 million and $228 million, respectively); Asset Management ($17 million and $12 million, respectively); Retirement & Protection Solutions ($102 million and $112 million, respectively); and Corporate & Other ($(4) million and nil, respectively).

	Three Months Ended March 31,
	2023	2022
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$693	$440
Asset Management	165	285
Retirement & Protection Solutions	194	175
Corporate & Other	(74)	(82)
Total segment adjusted operating earnings	978	818
Net realized gains (losses)	3	16
Net income (loss) attributable to consolidated investment entities	—	2
Market impact on non-traditional long-duration products, net	(475)	180
Integration and restructuring charges	(10)	(10)
Pretax income per consolidated statements of operations	$496	$1,006

AMERIPRISE FINANCIAL, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 (“2022 10-K”), as well as our current reports on Form 8-K and other publicly available information. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.2 trillion in assets under management and administration as of March 31, 2023. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
We operate our business in the broader context of the macroeconomic forces around us, including the global and U.S. economies, the coronavirus disease 2019 (“COVID-19”) pandemic, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed in Item 1A, “Risk Factors” in our 2022 10-K and other factors as discussed herein.
Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the values of market risk benefits associated with our variable annuities and the values of derivatives held to hedge these benefits and the “spread” income generated on our deposit products, fixed insurance, the fixed portion of variable annuities and variable insurance contracts and fixed deferred annuities. We have been operating in a historically low interest rate environment but have recently experienced a substantial increase in rates with uncertainty about where rates will go in the future. A higher (lower) interest rate environment may result in decreases (increases) to our long-duration contract reserves, which may impact our adjusted operating earnings after tax. For additional discussion on our interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
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
While our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating earnings measures, which exclude net realized investment gains or losses, net of reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the reinsurance accrual; mean reversion related impacts (the impact on variable universal life (“VUL”) products for the difference between assumed and updated separate account investment

AMERIPRISE FINANCIAL, INC.
performance on the reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; block transfer reinsurance transaction impact; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis.
The market impact on non-traditional long-duration products includes changes in market risk benefits and embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of our life insurance subsidiary’s nonperformance spread.
In the first quarter of 2023, management introduced an adjusted capital measure (“Available Capital for Capital Adequacy”), which management believes best reflects the available capital resources of our core operations and facilitates a meaningful trend analysis. Available Capital for Capital Adequacy adjusts GAAP total equity and excludes accumulated other comprehensive income (“AOCI”); goodwill and intangibles; RiverSource Life Insurance Company’s GAAP equity excluding AOCI; and includes RiverSource Life Insurance Company’s statutory total adjusted capital prepared in conformity with accounting practices prescribed or permitted by the State of Minnesota Department of Commerce; and other adjustments primarily certain deferred tax balances.
Management uses these non-GAAP measures to evaluate our financial performance and available capital on a basis comparable to that used by some securities analysts and investors. Also, certain of these non-GAAP measures are taken into consideration, to varying degrees, for purposes of business planning and analysis and for certain compensation-related matters. Throughout our Management’s Discussion and Analysis, these non-GAAP measures are referred to as adjusted operating measures. These non-GAAP measures should not be viewed as a substitute for U.S. GAAP measures.
Concurrent with the adoption of ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, management no longer excludes adjustments for deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”) and unearned revenue amortization from adjusted operating earnings measures. Amortization of DAC, DSIC, and unearned revenue is no longer impacted by markets and is now amortized on a constant-level basis in accordance with GAAP.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:
•Adjusted operating earnings per diluted share growth of 12% to 15%, and
•Adjusted operating return on equity of over 30%.
The following table reconciles our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net income (loss)	$417	$825	$3.79	$7.10
Less: Net realized investment gains (losses) (1)	3	16	0.03	0.14
Add: Market impact on non-traditional long-duration products (1)	475	(180)	4.32	(1.55)
Add: Mean reversion related impacts (1)	—	—	—	—
Add: Integration/restructuring charges (1)	10	10	0.09	0.09
Less: Net income (loss) attributable to CIEs	—	2	—	0.02
Tax effect of adjustments (2)	(101)	39	(0.92)	0.34
Adjusted operating earnings	$798	$676	$7.25	$5.82

Weighted average common shares outstanding:
Basic	107.9	113.7
Diluted	110.0	116.2
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended March 31,
	2023	2022
	(in millions)
Net income	$2,741	$2,807
Less: Adjustments (1)	(266)	167
Adjusted operating earnings	3,007	2,640

Total Ameriprise Financial, Inc. shareholders’ equity	4,032	4,862
Less: AOCI, net of tax	(2,037)	(559)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,069	5,421
Less: Equity impacts attributable to CIEs	(1)	2
Adjusted operating equity	$6,070	$5,419

Return on equity, excluding AOCI	45.2%	51.8%
Adjusted operating return on equity, excluding AOCI (2)	49.5%	48.7%
(1) Adjustments reflect the sum of after-tax net realized investment gains/losses, net of the reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and related reinsurance accrual; mean reversion related impacts; block transfer reinsurance transaction impacts; the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 21%.
(2) Adjusted operating return on equity, excluding AOCI is calculated using adjusted operating earnings in the numerator, and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory tax rate of 21%.

The following table reconciles GAAP total equity to Available Capital for Capital Adequacy:

	March 31, 2023	December 31, 2022
	(in millions)
Ameriprise Financial, Inc. GAAP total equity	$4,144	$3,803
Less: AOCI	(1,985)	(2,546)
Ameriprise Financial, Inc. GAAP total equity, excluding AOCI	6,129	6,349
Less: RiverSource Life Insurance Company GAAP equity, excluding AOCI	1,667	2,057
Add: RiverSource Life Insurance Company statutory total adjusted capital	3,108	3,103
Less: Goodwill and intangibles	2,497	2,485
Add: Other adjustments	304	299
Available Capital for Capital Adequacy	$5,377	$5,209
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
Valuation of Investments
The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. See Note 13 to our Consolidated Financial Statements for discussion of the fair value of our Available-for-Sale securities. Financial markets are subject to significant movements in valuation and liquidity, which can impact our ability to liquidate and the selling price that can be realized for our securities and increases the use of judgment in determining the estimated fair value of certain investments. We are unable to predict impacts and determine sensitivities in reported amounts reflecting such market movements on our aggregate Available-for-Sale portfolio. Changes to these assumptions do not occur in isolation and it is

AMERIPRISE FINANCIAL, INC.
impracticable to predict such impacts at the individual security unit of measure which are predominately Level 2 fair value and based on observable inputs.
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose us to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to policyholders. Guarantees accounted for as market risk benefits include guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”).
Variable Annuities
We have approximately $77 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $33 billion of account value with no living benefit guarantees and $44 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts offered by us contain GMDB provisions. We discontinued most new sales of GMWB and GMAB at the end of 2021 and new sales were completely discontinued as of mid-2022. We also previously offered contracts containing GMIB provisions. See Note 11 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.
In determining the liabilities for market risk benefits, we project these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins. Management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
In addition, the valuation of market risk benefits is impacted by an estimate of our nonperformance risk adjustment. This estimate includes a spread over the U.S. Treasury curve as of the balance sheet date. As our estimate of this spread over the U.S. Treasury curve widens or tightens, the liability will decrease or increase. The change in fair value due to changes in our nonperformance risk is recorded in other comprehensive income.
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
At least annually, we perform a thorough policyholder behavior analysis to validate the assumptions included in our market risk benefit reserves. The variable annuity assumptions and resulting reserve computations reflect multiple policyholder variables. Differentiation in assumptions by policyholder age, existence of surrender charges, guaranteed withdrawal utilization, and tax qualification are examples of factors recognized in establishing management’s assumptions used in reserve calculations. The extensive data derived from our variable annuity block informs management in confirming previous assumptions and revising the variable annuity behavior assumptions. Changes in assumptions are governed by a review and approval process to ensure an appropriate measurement of all impacted financial statement balances. Changes in these assumptions can be offsetting and we are unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period.
Future Policy Benefits and Claims
We establish reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life insurance, whole life insurance, disability income (“DI”) and long term care (“LTC”) insurance and life contingent payout annuity products.
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
Non-Traditional Long-Duration Products, including Embedded Derivatives
UL and VUL
A portion of our UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to

AMERIPRISE FINANCIAL, INC.
provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined at the reporting date using actuarial models to estimate the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to client asset value growth rates, mortality, persistency and investment margins. Changes in these assumptions can be offsetting and we are unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period. See Note 9 to our Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Embedded Derivatives
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
See Note 13 to our Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.
Traditional Long-Duration Products
The liabilities for traditional long-duration products include cash flows related to unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI, LTC, and life contingent payout annuity policies as claims are incurred in the future. Accordingly, the claim liability (also referred to as disabled life reserves) is presented together as one liability for future policy benefits.
A liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. Expected insurance benefits are accrued over the life of the contract in proportion to premium revenue recognized (referred to as the net premium approach). The net premium ratio reflects cash flows from contract inception to contract termination (i.e., through the claim paying period) and cannot exceed 100%.
The liability for future policy benefits will be updated for actual experience at least on an annual basis and concurrent with changes to cash flow assumptions. When net premiums are updated for cash flow changes, the estimated cash flows over the entire life of a group of contracts are updated using historical experience and updated future cash flow assumptions.
The cash flows used in the calculation are discounted using the forward rate curve on the original contract issue date. The discount rate represents an upper-medium-grade (i.e., low credit risk) fixed-income instrument yield (i.e., an A rating) that reflects the duration characteristics of the liability.
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
For further details on the types of derivatives we use and how we account for them, see Note 2, Note 13 and Note 15 to our Consolidated Financial Statements. For discussion of our market risk exposures and hedging program and related sensitivity testing, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”
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

AMERIPRISE FINANCIAL, INC.
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three Months Ended March 31,
	2023	2022	Change
S&P 500
Daily average	3,998	4,467	(10)%
Period end	4,109	4,530	(9)%
Weighted Equity Index (“WEI”) (1)
Daily average	2,664	2,953	(10)%
Period end	2,718	2,979	(9)%
(1) Weighted Equity Index is an Ameriprise calculated proxy for equity market movements calculated using a weighted average of the S&P 500, Russell 2000, Russell Midcap and MSCI EAFE indices based on North America distributed equity assets.
See our segment results of operations discussion below for additional information on how changes in the economic environment have and may continue to impact our results. For further information regarding the impact of the economic environment on our results of operations and financial condition, and potentially material effects, see Part 1 - Item 1A “Risk Factors” of our 2022 10-K.
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
The following table presents detail regarding our AUM and AUA:

	March 31,		Change
	2023	2022
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$431.4	$443.5	$(12.1)	(3)%
Asset Management AUM	607.7	698.6	(90.9)	(13)
Corporate AUM	0.2	0.1	0.1	NM
Eliminations	(38.0)	(42.0)	4.0	10
Total Assets Under Management	1,001.3	1,100.2	(98.9)	(9)
Total Assets Under Administration	234.3	238.9	(4.6)	(2)
Total AUM and AUA	$1,235.6	$1,339.1	$(103.5)	(8)%
Total AUM decreased $98.9 billion, or 9%, to $1.0 trillion as of March 31, 2023 compared to $1.1 trillion as of March 31, 2022 due to a $12.1 billion decrease in Advice & Wealth Management AUM driven by equity market depreciation, partially offset by wrap account net inflows, and a $90.9 billion decrease in Asset Management AUM primarily driven by equity and bond market depreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended March 31, 2023 and 2022
The following table presents our consolidated results of operations:

	Three Months Ended March 31,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$2,137	$2,459	$(322)	(13)%
Distribution fees	517	446	71	16
Net investment income	698	261	437	NM
Premiums, policy and contract charges	362	338	24	7
Other revenues	131	123	8	7
Total revenues	3,845	3,627	218	6
Banking and deposit interest expense	103	2	101	NM
Total net revenues	3,742	3,625	117	3
Expenses
Distribution expenses	1,226	1,300	(74)	(6)
Interest credited to fixed accounts	164	141	23	16
Benefits, claims, losses and settlement expenses	301	32	269	NM
Remeasurement gains and losses of future policy benefit reserves	(5)	(6)	1	17
Change in fair value of market risk benefits	489	100	389	NM
Amortization of deferred acquisition costs	62	65	(3)	(5)
Interest and debt expense	72	40	32	80
General and administrative expense	937	947	(10)	(1)
Total expenses	3,246	2,619	627	24
Pretax income	496	1,006	(510)	(51)
Income tax provision	79	181	(102)	(56)
Net income	$417	$825	$(408)	(49)%
NM Not Meaningful.
Overall
Pretax income decreased $510 million, or 51%, for the three months ended March 31, 2023 compared to the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $475 million for the three months ended March 31, 2023 compared to a benefit of $180 million for the prior year period.
•A negative impact from lower average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, decreased 10% in the quarter compared to the prior year period. The average S&P 500 index was 10% lower in the quarter compared to the prior year period.
•An $18 million unfavorable impact of lower asset management net performance fees.
•A favorable impact from the continued increase in short-term interest rates compared to the prior year along with higher balances in bank and certificate products.
Net Revenues
Management and financial advice fees decreased $322 million, or 13%, for the three months ended March 31, 2023 compared to the prior year period reflecting market depreciation, the cumulative impact of Asset Management net outflows and a decrease in performance fees of $49 million, partially offset by continued wrap account net inflows.
Distribution fees increased $71 million, or 16%, for the three months ended March 31, 2023 compared to the prior year period due to $110 million of higher fees on off-balance sheet brokerage cash due to an increase in short-term interest rates, partially offset by lower transactional activity and market depreciation.
Net investment income increased $437 million for the three months ended March 31, 2023 compared to the prior year period primarily reflecting:
•The favorable impact of growth in Ameriprise Bank customer deposits and certificate business as a result of the market environment and our strategic decision to invest in these businesses.

AMERIPRISE FINANCIAL, INC.
•The favorable impact of the recent trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in our insurance business in the fourth quarter of 2022.
•The unfavorable impact of net realized investment gains of $4 million for the three months ended March 31, 2023 compared to net realized investment gains of $20 million for the prior year period.
Premiums, policy and contract charges increased $24 million, or 7%, for the three months ended March 31, 2023 compared to the prior year period primarily due to higher sales of immediate annuities with a life contingent feature.
Banking and deposit interest expense increased $101 million for the three months ended March 31, 2023 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and Ameriprise Bank cash deposits.
Expenses
Distribution expenses decreased $74 million, or 6%, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting lower advisor compensation due to a decrease in average wrap account balances from market depreciation.
Interest credited to fixed accounts increased $23 million, or 16%, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting the following item:
•A $34 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $46 million for the three months ended March 31, 2023 compared to an expense of $12 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current period, which reflected less discounting due to lower treasury rates.
Benefits, claims, losses and settlement expenses increased $269 million, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting the following items:
•A $223 million increase in expense from market impacts on structured variable annuities (“SVA”) embedded derivative, net of hedges in place to offset those risks. This increase was the result of a favorable $160 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $383 million change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2023 compared to a benefit in the prior year period.
•The impact of higher sales of immediate annuities with a life contingent feature.
•The impact of increased volume in structured variable annuities.
Change in fair value of market risk benefits increased $389 million, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting the following item:
•A $405 million increase in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This increase was the result of a favorable $519 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $924 million change in the market impact on variable annuity guaranteed benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2023 compared to an expense in the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2023 compared to a benefit in the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended March 31, 2023 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the three months ended March 31, 2023 compared to the prior year period.
Interest and debt expense increased $32 million, or 80%, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting higher interest expense of CIEs and the issuance of $750 million of unsecured senior notes in March 2023.
Income Taxes
Our effective tax rate was 15.9% for the three months ended March 31, 2023 compared to 18.0% for the prior year period. The lower effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily the result of lower pretax income, an increase in foreign tax credits net of addback, and an increase in incentive compensation, offset by an increase in state income taxes net of federal benefit compared to the prior year period. See Note 17 to our Consolidated Financial Statements for additional discussion on income taxes.

AMERIPRISE FINANCIAL, INC.
Results of Operations by Segment for the Three Months Ended March 31, 2023 and 2022
The following table presents summary financial information by segment:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Advice & Wealth Management
Net revenues	$2,265	$2,042
Expenses	1,572	1,602
Adjusted operating earnings	$693	$440
Asset Management
Net revenues	$799	$1,017
Expenses	634	732
Adjusted operating earnings	$165	$285
Retirement & Protection Solutions
Net revenues	$824	$768
Expenses	630	593
Adjusted operating earnings	$194	$175
Corporate & Other
Net revenues	$126	$116
Expenses	200	198
Adjusted operating loss	$(74)	$(82)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended March 31:

	2023	2022
	(in billions)
Beginning balance	$412.1	$464.7
Net flows	6.2	8.7
Market appreciation (depreciation) and other	16.4	(26.4)
Ending balance	$434.7	$447.0

Advisory wrap account assets ending balance (1)	$430.1	$442.1
Average advisory wrap account assets (2)	$419.5	$445.7
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended March 31, 2023 and 2022.
Ending wrap account assets increased $22.6 billion, or 5%, to $434.7 billion during the three months ended March 31, 2023 due to market appreciation and other of $16.4 billion and net inflows of $6.2 billion. Average advisory wrap account assets decreased $26.2 billion, or 6%, compared to the prior year period primarily reflecting year over year market depreciation, partially offset by net inflows.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$1,299	$1,380	$(81)	(6)%
Distribution fees	593	529	64	12
Net investment income	409	78	331	NM
Other revenues	67	57	10	18
Total revenues	2,368	2,044	324	16
Banking and deposit interest expense	103	2	101	NM
Total net revenues	2,265	2,042	223	11
Expenses
Distribution expenses	1,173	1,232	(59)	(5)
Interest and debt expense	7	2	5	NM
General and administrative expense	392	368	24	7
Total expenses	1,572	1,602	(30)	(2)
Adjusted operating earnings	$693	$440	$253	58%
NM Not Meaningful.
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $253 million, or 58%, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting higher short-term interest rates and the cumulative impact of client net flows, partially offset by market depreciation and decreased transactional activity. Pretax adjusted operating margin was 30.6% for the for the three months ended March 31, 2023 compared to 21.5% for the prior year period.
Ameriprise Bank, FSB is continuing its deposit growth trend, with cash sweep balances increasing $6.8 billion from the prior year period to $20.0 billion. Profitability at the bank increased compared to the prior year period reflecting the trend in deposit growth and increased interest rates. The Ameriprise Certificate Company experienced strong growth in the current interest rate environment with client deposits increasing $5.9 billion from the prior year period to $11.1 billion.
Net Revenues
Management and financial advice fees decreased $81 million, or 6%, for the three months ended March 31, 2023 compared to the prior year period primarily due to lower average wrap account assets. Average advisory wrap account assets decreased $26.2 billion, or 6%, compared to the prior year period primarily reflecting market depreciation, partially offset by continued net inflows.
Distribution fees increased $64 million, or 12%, for the three months ended March 31, 2023 compared to the prior year period reflecting $110 million of higher fees on off-balance sheet brokerage cash, primarily due to an increase in short-term interest rates, partially offset by decreased transactional activity and market depreciation.
Net investment income, which excludes net realized investment gains or losses, increased $331 million, for the three months ended March 31, 2023 compared to the prior year period primarily due to higher average invested assets due to increased bank and certificate deposits and the favorable impact of increased short-term interest rates, including higher investment yields on the investment portfolio supporting the bank and certificate products.
Banking and deposit interest expense increased $101 million for the three months ended March 31, 2023 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and bank cash deposits.
Expenses
Distribution expenses decreased $59 million, or 5%, for the three months ended March 31, 2023 compared to the prior year period reflecting lower asset-based advisor compensation from lower average wrap account assets and decreased transactional activity, partially offset by increased investments in recruiting experienced advisors.
Interest and debt expense increased $5 million for the three months ended March 31, 2023 compared to the prior year period due to the increase in capital supporting the growth in the bank and certificate products.
General and administrative expense increased $24 million, or 7%, for the three months ended March 31, 2023 compared to the prior year period primarily due to higher volume related expenses and investments for business growth.

AMERIPRISE FINANCIAL, INC.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of March 31, 2023:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted(1)	1 year	3 year	5 year	10 year
Equity	61%	49%	83%	87%
Fixed Income	35%	74%	58%	91%
Asset Allocation	28%	29%	69%	90%

4- or 5-star Morningstar rated funds(2)	Overall	3 year	5 year	10 year
Number of rated funds	118	82	93	103
Percent of rated assets	63%	27%	48%	66%
(1) Retail Fund performance rankings for each fund are measured on a consistent basis against the most appropriate peer group or index. Peer groupings of Columbia funds are defined by Lipper category and are based on the Primary Share Class (i.e. Institutional if available, otherwise Advisor or Instl3 share class), net of fees. Peer groupings of Threadneedle funds are defined by either IA or Morningstar index and are based on the Primary Share Class. Comparisons to Index are measured gross of fees.
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 104 Columbia funds rated (based on primary share class), 4 received a 5-star Overall Rating and 39 received a 4-star Overall Rating. Out of 153 Threadneedle funds rated (based on highest-rated share class), 19 received a 5-star Overall Rating and 56 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

The following table presents global managed assets by type:					Average (1)		Change
	As of March 31,		Change		Three Months Ended March 31,
	2023	2022			2023	2022
	(in billions)
Equity	$309.0	$367.1	$(58.1)	(16)%	$308.6	$379.6	$(71.0)	(19)%
Fixed income	224.7	256.5	(31.8)	(12)	217.8	267.2	(49.4)	(18)
Money market	22.2	12.9	9.3	72	22.1	11.8	10.3	87
Alternative	34.7	40.2	(5.5)	(14)	34.7	40.1	(5.4)	(13)
Hybrid and other	17.1	21.9	(4.8)	(22)	16.9	22.5	(5.6)	(25)
Total managed assets	$607.7	$698.6	$(90.9)	(13)%	$600.1	$721.2	$(121.1)	(17)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended March 31,
	2023	2022
	(in billions)
Global Retail Funds
Beginning assets	$309.3	$409.4
Inflows	12.1	21.8
Outflows	(16.4)	(23.2)
Net VP/VIT fund flows	(1.2)	(1.1)
Net new flows (1)	(5.5)	(2.5)
Reinvested dividends	0.9	0.6
Net flows	(4.6)	(1.9)
Distributions	(1.0)	(0.8)
Market appreciation (depreciation) and other	16.0	(25.8)
Foreign currency translation (2)	1.7	(0.9)
Total ending assets	321.4	380.0

Global Institutional
Beginning assets	274.7	344.7
Inflows (3)	12.8	12.7
Outflows (3)	(10.7)	(11.5)
Net flows (1)	2.1	1.2
Market appreciation (depreciation) and other (4)	6.4	(21.7)
Foreign currency translation (2)	3.1	(5.6)
Total ending assets	286.3	318.6

Total managed assets	$607.7	$698.6
Total net flows	$(2.5)	$(0.7)

Legacy insurance partners net flows (5)	$(0.8)	$(0.7)
(1) First quarter 2022 net flows included $2.5 billion of retail and $0.1 billion of institutional net flows from the US asset transfer in connection with our acquisition of the BMO Global Asset Management (EMEA) business.
(2) Amounts represent local currency to US dollar translation for reporting purposes.
(3) Global Institutional inflows and outflows include net flows from our structured annuity product and Ameriprise Bank.
(4) Included in Market appreciation (depreciation) and other for Global Institutional is the change in affiliated general account balance, excluding net flows related to our structured variable annuity product and Ameriprise Bank.
(5) Legacy insurance partners assets and net flows are included in the rollforwards above.
Total segment AUM increased $23.7 billion, or 4%, during the three months ended March 31, 2023 primarily due to equity market appreciation. Net outflows were $2.5 billion for the three months ended March 31, 2023, a decrease of $1.8 billion compared to the prior year period.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$694	$898	$(204)	(23)%
Distribution fees	90	111	(21)	(19)
Net investment income	9	4	5	NM
Other revenues	6	4	2	50
Total revenues	799	1,017	(218)	(21)
Banking and deposit interest expense	—	—	—	-
Total net revenues	799	1,017	(218)	(21)
Expenses
Distribution expenses	230	277	(47)	(17)
Amortization of deferred acquisition costs	1	3	(2)	(67)
Interest and debt expense	2	1	1	NM
General and administrative expense	401	451	(50)	(11)
Total expenses	634	732	(98)	(13)
Adjusted operating earnings	$165	$285	$(120)	(42)%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $120 million, or 42%, for the three months ended March 31, 2023 compared to the prior year period primarily due to market depreciation, the cumulative impact of net outflows and lower performance fees, partially offset by disciplined expense management.
Net Revenues
Management and financial advice fees decreased $204 million, or 23%, for the three months ended March 31, 2023 compared to the prior year period primarily due to market depreciation, the cumulative impact from net outflows, a decrease in performance fees of $49 million and the negative impact of foreign exchange rates.
Distribution fees decreased $21 million, or 19%, for the three months ended March 31, 2023 compared to the prior year period primarily due to market depreciation and the cumulative impact from net outflows.
Expenses
Distribution expenses decreased $47 million, or 17%, for the three months ended March 31, 2023 compared to the prior year period primarily due to market depreciation and the cumulative impact from net outflows.
General and administrative expense decreased $50 million, or 11%, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting lower performance fee related compensation, the impact of foreign exchange rates and disciplined expense management.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$183	$218	$(35)	(16)%
Distribution fees	97	112	(15)	(13)
Net investment income	195	114	81	71
Premiums, policy and contract charges	346	321	25	8
Other revenues	3	3	—	-
Total revenues	824	768	56	7
Banking and deposit interest expense	—	—	—	-
Total net revenues	824	768	56	7
Expenses
Distribution expenses	110	122	(12)	(10)
Interest credited to fixed accounts	88	96	(8)	(8)
Benefits, claims, losses and settlement expenses	162	109	53	49
Remeasurement gains and losses of future policy benefit reserves	(3)	(7)	4	57
Change in fair value of market risk benefits	115	131	(16)	(12)
Amortization of deferred acquisition costs	58	59	(1)	(2)
Interest and debt expense	13	9	4	44
General and administrative expense	87	74	13	18
Total expenses	630	593	37	6
Adjusted operating earnings	$194	$175	$19	11%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $19 million, or 11%, for the three months ended March 31, 2023 compared to the prior year period.
Variable annuity account balances decreased 10% to $76.8 billion as of March 31, 2023 compared to the prior year period due to market depreciation and net outflows of $2.2 billion. Variable annuity sales decreased 16% compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees. Account values with living benefit riders declined to 57% as of March 31, 2023 compared to 60% a year ago reflecting management’s actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Management and financial advice fees decreased $35 million, or 16%, for the three months ended March 31, 2023 compared to the prior year period primarily due to market depreciation and variable annuity net outflows.
Distribution fees decreased $15 million, or 13%, for the three months ended March 31, 2023 compared to the prior year period due to market depreciation.
Net investment income, which excludes net realized investment gains or losses, increased $81 million, or 71%, for the three months ended March 31, 2023 compared to the prior year period primarily due to higher interest rates, investment portfolio repositioning resulting in higher yields and increased structured variable annuity balances.
Premiums, policy and contract charges increased $25 million, or 8%, for the three months ended March 31, 2023 compared to the prior year period primarily due to higher sales of immediate annuities with a life contingent feature.
Expenses
Distribution expenses decreased $12 million, or 10%, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting lower variable annuity sales and market depreciation.
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $53 million, or 49%, for the three months ended

AMERIPRISE FINANCIAL, INC.
March 31, 2023 compared to the prior year period primarily reflecting the impact of higher sales of immediate annuities with a life contingent feature and increased volume in SVAs.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), decreased $16 million, or 12%, for the three months ended March 31, 2023 compared to the prior year period reflecting market depreciation on contractual fees.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended March 31,		Change
	2023	2022
	(in millions)
Revenues
Net investment income	$51	$33	$18	55%
Premiums, policy and contract charges	24	24	—	-
Other revenues	55	59	(4)	(7)
Total revenues	130	116	14	12
Banking and deposit interest expense	4	—	4	-
Total net revenues	126	116	10	9
Expenses
Distribution expenses	(2)	(1)	(1)	NM
Interest credited to fixed accounts	61	61	—	-
Benefits, claims, losses and settlement expenses	58	59	(1)	(2)
Remeasurement gains and losses of future policy benefit reserves	(2)	1	(3)	NM
Amortization of deferred acquisition costs	3	3	—	-
Interest and debt expense	18	16	2	13
General and administrative expense	64	59	5	8
Total expenses	200	198	2	1
Adjusted operating loss	$(74)	$(82)	$8	10%
NM Not Meaningful.
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $8 million, or 10%, for the three months ended March 31, 2023 compared to the prior year period.
LTC insurance had a pretax adjusted operating earnings of $8 million for the three months ended March 31, 2023 compared to a pretax adjusted operating loss of $5 million for the prior year period primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions compared to the prior year period.
FA business had a pretax adjusted operating loss of $9 million for the three months ended March 31, 2023 compared to a pretax adjusted operating loss of $5 million for the prior year period. Fixed deferred annuity account balances declined 9% to $6.9 billion as of March 31, 2023 compared to the prior year period as policies continue to lapse and we previously discontinued new sales of fixed deferred annuities.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, increased $18 million, or 55%, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions.

AMERIPRISE FINANCIAL, INC.
Expenses
General and administrative expense, which excludes integration and restructuring charges, increased $5 million, or 8%, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting the unfavorable mark-to-market impact on share-based compensation expense.
Fair Value Measurements
We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, market risk benefits, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 13 to the Consolidated Financial Statements for additional information on our fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of variable annuity riders, fixed deferred indexed annuities, structured annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of March 31, 2023. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to total equity would be approximately $1.2 billion, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2023 credit spreads.
Liquidity and Capital Resources
Overview
As of March 31, 2023 and December 31, 2022, we had Available Capital for Capital Adequacy of $5.4 billion and $5.2 billion, respectively. Available Capital for Capital Adequacy best reflects the available capital resources of our core operations.
We maintained substantial liquidity during the three months ended March 31, 2023. At March 31, 2023 and December 31, 2022, we had $8.4 billion and $7.0 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
As of March 31, 2023 and December 31, 2022, the parent company had $770 million and $389 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity at the parent company include a line of credit with an affiliate up to $727 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of March 31, 2023 was $2.0 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At March 31, 2023, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remain in compliance with all such covenants at March 31, 2023.
In addition, we have access to collateralized borrowings, which may include repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of March 31, 2023 and December 31, 2022, we had $8.2 billion and $8.0 billion, respectively, under the FHLB facilities, of which $201 million was outstanding as of both March 31, 2023 and December 31, 2022, respectively, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities. In addition, Ameriprise Bank, FSB maintains access to a significant level of collateralized borrowings from the Federal Reserve and the Company has no advances outstanding.
There have been no material changes to our contractual obligations disclosed in our 2022 10-K.

AMERIPRISE FINANCIAL, INC.
We issued $750 million of 5.150% unsecured senior notes on March 9, 2023. See Note 12 to our Consolidated Financial Statements for further information about our long-term debt maturities, including $750 million maturing within the 2023 calendar year.
We believe cash flows from operating activities, available cash balances, our availability of internal and external borrowings and dividends from our subsidiaries will be sufficient to fund our short-term and long-term operating liquidity needs and stress requirements.
On August 16, 2022, federal legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax (“CAMT”) and the share repurchase excise tax. Both the CAMT and share repurchase tax are effective beginning in 2023. We expect to be an applicable corporation required to compute CAMT; however, based on current estimates, we do not believe we will be liable for the CAMT in 2023 and therefore have not recorded a liability. We will be a covered corporation subject to the share repurchase excise tax. As the Internal Revenue Service issues additional guidance related to the IRA, we will continue to evaluate any impact to our consolidated financial statements.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), AMPF Holding, LLC, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp., our investment advisory company, Columbia Management Investment Advisers, LLC, TAM UK International Holdings Ltd, which includes Ameriprise International Holdings GmbH within its organizational structure, and Columbia Threadneedle Investments UK International Ltd. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
RiverSource Life (1)	$3,108	$3,103	N/A	$571
RiverSource Life of NY (1)	324	320	N/A	40
ACC (3)(4)	636	534	$592	496
TAM UK International Holdings Ltd (5)	512	437	214	214
Ameriprise Bank, FSB (6)	1,678	1,542	1,045	999
AFS (2)(3)	150	90	#	#
Ameriprise Captive Insurance Company (2)	38	38	14	10
Ameriprise Trust Company (2)	56	54	40	38
AEIS (2)(3)	233	208	28	26
RiverSource Distributors, Inc. (2)(3)	12	12	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	19	17	#	#
Columbia Threadneedle Investments UK International Ltd. (5)	337	330	155	152
N/A Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of March 31, 2023 and December 31, 2022.
(3) Actual capital is determined on an adjusted GAAP basis.
(4) ACC is required to hold capital in compliance with the Minnesota Department of Commerce and SEC capital requirements.
(5) Actual capital and regulatory capital requirements are determined in accordance with U.K. regulatory legislation.
(6) Actual capital and regulatory capital requirements are determined in accordance with rules defined under Basel III capital framework. As permitted, AOCI is excluded from the calculation of regulatory capital.
In addition to the particular regulations restricting dividend payments and establishing subsidiary capitalization requirements, we take into account the overall health of the business, capital levels and risk management considerations in determining a strategy for

AMERIPRISE FINANCIAL, INC.
payments to our parent holding company from our subsidiaries, and in deciding to use cash to make capital contributions to our subsidiaries.
During the three months ended March 31, 2023, the parent holding company received cash dividends or a return of capital from its subsidiaries of $605 million (including $200 million from RiverSource Life) and contributed cash to its subsidiaries of $138 million. During the three months ended March 31, 2022, the parent holding company received cash dividends or a return of capital from its subsidiaries of $777 million (including $300 million from RiverSource Life) and contributed cash to its subsidiaries of $129 million (including $95 million to Ameriprise Bank, FSB).
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $138 million and $133 million for the three months ended March 31, 2023 and 2022, respectively. On April 24, 2023, we announced an increase in our quarterly dividend to $1.35 per common share. The dividend will be paid on May 19, 2023 to our shareholders of record at the close of business on May 8, 2023.
In January 2022, our Board of Directors authorized us to repurchase up to $3.0 billion for the repurchase of our common stock through March 31, 2024. As of March 31, 2023, we had $1.1 billion remaining under the share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the three months ended March 31, 2023, we repurchased a total of 1.6 million shares of our common stock at an average price of $322.54 per share.
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
Operating Activities
Net cash provided by operating activities increased $647 million to $1.1 billion for the three months ended March 31, 2023 compared to $409 million for the prior year period primarily reflecting a $1.3 billion increase in policyholder account balances, future policy benefits and claims and market risk benefits, partially offset by a $434 million decrease in brokerage deposits and a $408 million decrease in net income.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and in recent quarters is significantly affected by the net flows of our face amount and bank deposit activity.
Net cash used in investing activities increased $1.5 billion to $3.1 billion for the three months ended March 31, 2023 compared to $1.7 billion for the prior year period primarily reflecting a $1.1 billion increase in cash used for purchases of Available-for-Sale securities, a $745 million decrease in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, partially offset by a $313 million increase in proceeds from sales of Available-for-Sale securities.
Financing Activities
Net cash provided by financing activities increased $2.6 billion to $3.2 billion for the three months ended March 31, 2023 compared to $518 million for the prior year period primarily reflecting a $1.9 billion increase in net cash flows from investment certificates and $741 million in proceeds from our long-term debt issuance.

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

AMERIPRISE FINANCIAL, INC.
• changes in corporate tax laws and regulations and interpretations and determinations of tax laws impacting our products;
• protection of our intellectual property and claims we infringe the intellectual property of others; and
•changes in and the adoption of new accounting standards.
Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of our 2022 10-K.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our primary market risk exposures are interest rate, equity price, foreign currency exchange rate and credit risk. Equity price and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the spread income generated on our brokerage client cash balances, banking deposits, face-amount certificate products, fixed portion of our variable annuities and variable insurance contracts, fixed annuity and insurance contracts, the value of market risk benefits and other liabilities associated with our variable annuities and the value of derivatives held to hedge related benefits.
The variable annuity guarantees continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the benefits. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. Our comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. We use various options, swaptions, swaps and futures to manage risk exposures. The exposures are measured and monitored daily, and adjustments to the hedge portfolio are made as necessary.
To evaluate interest rate and equity price risk we perform sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuities, indexed annuities, stock market certificates, indexed universal life (“IUL”) insurance and the associated hedging instruments, we assume no change in implied market volatility despite the 10% drop in equity prices.
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2023 and December 31, 2022:

March 31, 2023
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(300)	$3	$(297)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(986)	736	(250)
Indexing feature for structured variable annuities	568	(335)	233
Total variable annuity and structured variable annuity benefits	(418)	401	(17)
Certificates	2	(2)	—
IUL insurance	44	(42)	2
Total	$(672)	$360	$(312)	(2)

AMERIPRISE FINANCIAL, INC.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(54)	$—	$(54)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,602	(1,171)	431
Indexing feature for structured variable annuities	(29)	91	62
Total variable annuity and structured variable annuity benefits	1,573	(1,080)	493
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	18	—	18
Banking deposits	32	—	32
Brokerage client cash balances	98	—	98
Certificates	(3)	—	(3)
IUL insurance	12	2	14
Total	$1,676	$(1,078)	$598

December 31, 2022
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(285)	$2	$(283)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(870)	648	(222)
Indexing feature for structured variable annuities	494	(291)	203
Total variable annuity and structured variable annuity benefits	(376)	357	(19)
Certificates	1	(1)	—
IUL insurance	39	(21)	18
Total	$(621)	$337	$(284)	(2)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(53)	$—	$(53)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,484	(1,028)	456
Indexing feature for structured variable annuities	(29)	82	53
Total variable annuity and structured variable annuity benefits	1,455	(946)	509
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	25	—	25
Banking deposits	28	—	28
Brokerage client cash balances	146	—	146
Certificates	(9)	—	(9)
IUL insurance	12	1	13
Total	$1,604	$(945)	$659
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(297) million as of March 31, 2023 and $(283) million as of December 31, 2022, respectively.
Net impacts shown in the above tables from market risk benefits result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with risk margins incorporated in contractholder behavior assumptions. Our hedging is based on our determination of economic risk, which excludes certain items in the liability valuation.
Actual results could and likely will differ materially from those illustrated above as fair values have a number of estimates and assumptions. For example, the illustration above includes assuming that implied market volatility does not change when equity prices fall by 10% and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, we have not tried to

AMERIPRISE FINANCIAL, INC.
anticipate changes in client preferences for different types of assets or other changes in client behavior, nor have we tried to anticipate all strategic actions management might take to increase revenues or reduce expenses in the above scenarios.
The selection of a 100 basis point interest rate increase as well as a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices will not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. As of March 31, 2023, the value of our assets under management was $1.0 trillion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We currently only hedge certain equity price risk for this exposure, primarily using futures and swaps. We currently do not hedge any of the interest rate risk for this exposure.
Market Risk Benefits
The total contract value of all variable annuities as of March 31, 2023 was $76.8 billion. See Note 11 for details of the reserves associated with market risk benefits. The changes in fair value of variable annuity market risk benefits are recorded through earnings, with the exception of the portion of the change in fair value due to a change in the Company’s nonperformance risk, which is recognized in other comprehensive income. Fair value is calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.
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
The core derivative instruments with which we hedge the equity price of risk these benefits are longer dated put and call options; these core instruments are supplemented with equity futures and total return swaps. See Note 15 to our Consolidated Financial Statements for further information on our derivative instruments.
Interest Rate Risk
Increases in interest rates reduce the fair value of the liabilities and may result in market risk benefits in an asset position. The interest rate exposure is hedged with a portfolio of interest rate swaps, futures and swaptions. We have entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms. If interest rates were to increase, we would have to pay more to the swap counterparty, and the fair value of our equity puts would decrease, resulting in a negative impact to our pretax income.
Structured Variable Annuities
Structured variable annuities offer the contractholder the ability to allocate account value to either an account that earns fixed interest (fixed account) or an account that is impacted by the performance of various equity indices (indexed account). Our earnings are based upon the spread between investment income earned and the credits made to the fixed account and benefits reflected in an indexed account of the structured variable annuities. As of March 31, 2023, we had $7.4 billion in liabilities related to structured variable annuities.
Equity Price Risk
The equity-linked return to contractholders creates equity price risk as the amount paid to contractholders depends on changes in equity prices. The equity price risk for structured variable annuities is evaluated together with the variable annuity riders as part of a hedge program using the derivative instruments consistent with our hedging on variable annuity riders.
Interest Rate Risk
The fair value of the embedded derivative associated with structured variable annuities is based on a discounted cash flow approach. Changes in interest rates impact the discounting of the embedded derivative liability. The spread between the investment income earned and amounts transferred to contractholders is also affected by changes in interest rates. These interest rate risks associated with structured variable annuities are not currently hedged.
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an

AMERIPRISE FINANCIAL, INC.
increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $34.9 billion in Policyholder account balances, future policy benefits and claims as of March 31, 2023, $17.8 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. We would expect the recent decline in our portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2025 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.3 billion and 4.5%, respectively, as of March 31, 2023. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $17.7 billion and had a weighted average yield of 3.9% as of March 31, 2023. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended March 31, 2023 was approximately 5.6%.
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
See Note 9 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
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
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from 3 to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $33.9 billion in customer deposits as of March 31, 2023, $10.9 billion related to reserves for our fixed rate certificate products.
Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1 thousand to $2 million for terms of 52 weeks, 104 weeks or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in Customer deposits. As of March 31, 2023, we had $225 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial as of March 31, 2023.

AMERIPRISE FINANCIAL, INC.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of March 31, 2023, we had $2.5 billion in liabilities related to the indexed accounts of IUL.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds related to our net investment in Threadneedle, which was approximately £1.4 billion as of March 31, 2023. We also have exposure related to operations in foreign countries to Euros, Indian Rupees and other currencies. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. As of March 31, 2023, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
Interest Rate Risk on External Debt
The stated interest rates on our $3.6 billion of senior unsecured notes are fixed.
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
The counterparty risk for centrally cleared over-the-counter derivatives is transferred to a central clearing party through contract novation. The central clearing party requires both daily settlement of mark-to-market and initial margin. Because the central clearing party monitors open positions and adjusts collateral requirements daily, we have minimal credit exposure from such derivative instruments.
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

AMERIPRISE FINANCIAL, INC.
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of March 31, 2023, our largest reinsurance credit risks are related to coinsurance treaties with Commonwealth and with life insurance subsidiaries of Genworth Financial, Inc.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2023.
Changes in Internal Control over Financial Reporting
Commensurate with the implementation of Targeted Improvements to the Accounting for Long-Duration Contracts accounting standard (“ASU 2018-12”) which was effective on January 1, 2023 (including the restatement periods), we converted to a new actuarial valuation system for impacted insurance and annuity products. The new valuation system is designed to provide for an efficient and well-controlled valuation process under the new standard and leverages a single actuarial modeling platform for our valuation, risk modeling and insurance product pricing needs. In connection with the adoption of ASU 2018-12 and the conversion to the new valuation system, certain internal controls over financial reporting related to long duration accounting have been modified, automated, or implemented and utilize enhanced software capabilities ensuring an effective control environment. We will continue to monitor and ensure effectiveness of the financial reporting controls over long duration accounting. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 18 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2022 10-K.

AMERIPRISE FINANCIAL, INC.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of 2023:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2023
Share repurchase program (1)	268,342	$331.65	268,342	$1,492,601,574
Employee transactions (2)	223,547	$336.81	N/A	N/A

February 1 to February 28, 2023
Share repurchase program (1)	412,782	$349.14	412,782	$1,348,483,507
Employee transactions (2)	206,320	$349.57	N/A	N/A

March 1 to March 31, 2023
Share repurchase program (1)	888,218	$307.43	888,218	$1,075,420,572
Employee transactions (2)	9,600	$325.42	N/A	N/A

Totals
Share repurchase program (1)	1,569,342	$322.54	1,569,342
Employee transactions (2)	439,467	$342.55	N/A
	2,008,809		1,569,342
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

10.1*†	Severance Plan for William Davies
10.2†	Ameriprise Financial 2005 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 28, 2023).
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (iv) Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.
† Management contract or compensation plan or arrangement.

AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	May 2, 2023	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2023	By:	/s/ Dawn M. Brockman
Dawn M. Brockman
Senior Vice President and Controller
(Principal Accounting Officer)