Form 10-Q
period 2023-06-30
AMERIPRISE FINANCIAL INC
filed 2023-08-08
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 28, 2023
Common Stock (par value $0.01 per share)	102,626,103 shares

AMERIPRISE FINANCIAL, INC.
FORM 10-Q

AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (1)	2023	2022 (1)
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,199	$2,277	$4,336	$4,736
Distribution fees	482	459	999	905
Net investment income	811	287	1,509	548
Premiums, policy and contract charges	383	342	745	680
Other revenues	132	124	263	247
Total revenues	4,007	3,489	7,852	7,116
Banking and deposit interest expense	131	3	234	5
Total net revenues	3,876	3,486	7,618	7,111
Benefits and expenses
Distribution expenses	1,248	1,239	2,474	2,539
Interest credited to fixed accounts	161	145	325	286
Benefits, claims, losses and settlement expenses	327	(196)	628	(164)
Remeasurement (gains) losses of future policy benefit reserves	—	1	(5)	(5)
Change in fair value of market risk benefits	(99)	519	390	619
Amortization of deferred acquisition costs	61	67	123	132
Interest and debt expense	84	44	156	84
General and administrative expense	967	894	1,904	1,841
Total benefits and expenses	2,749	2,713	5,995	5,332
Pretax income	1,127	773	1,623	1,779
Income tax provision	237	159	316	340
Net income	$890	$614	$1,307	$1,439

Earnings per share
Basic	$8.36	$5.47	$12.20	$12.73
Diluted	$8.21	$5.37	$11.97	$12.48
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (1)	2023	2022 (1)
	(in millions)
Net income	$890	$614	$1,307	$1,439
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(338)	(1,067)	92	(2,287)
Net unrealized gains (losses) on derivatives	—	(2)	2	(1)
Effect of changes in discount rate assumptions on certain long-duration contracts	59	328	(6)	690
Effect of changes in instrument-specific credit risk on market risk benefits	(126)	357	35	660
Foreign currency translation adjustment	41	(122)	74	(168)
Total other comprehensive income (loss), net of tax	(364)	(506)	197	(1,106)
Total comprehensive income (loss)	$526	$108	$1,504	$333
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022 (1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,343	$6,964
Cash of consolidated investment entities	135	133
Investments (allowance for credit losses: 2023, $28; 2022, $39)	51,376	44,524
Investments of consolidated investment entities, at fair value	2,191	2,354
Market risk benefits	1,346	1,015
Separate account assets	76,874	73,962
Receivables (allowance for credit losses: 2023, $75; 2022, $75)	15,064	15,595
Receivables of consolidated investment entities, at fair value	27	20
Deferred acquisition costs	2,737	2,777
Restricted and segregated cash, cash equivalents and investments	1,612	2,229
Other assets	11,074	9,277
Other assets of consolidated investment entities, at fair value	2	2
Total assets	$169,781	$158,852

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$35,659	$34,132
Market risk benefits	1,706	2,118
Separate account liabilities	76,874	73,962
Customer deposits	35,578	30,775
Short-term borrowings	201	201
Long-term debt	3,557	2,821
Debt of consolidated investment entities, at fair value	2,264	2,363
Accounts payable and accrued expenses	2,195	2,242
Other liabilities	7,602	6,316
Other liabilities of consolidated investment entities, at fair value	65	119
Total liabilities	165,701	155,049
Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 336,383,790 and 335,864,062, respectively)	3	3
Additional paid-in capital	9,670	9,517
Retained earnings	20,941	19,918
Treasury shares, at cost (233,590,431 and 230,585,072 shares, respectively)	(24,185)	(23,089)
Accumulated other comprehensive income (loss), net of tax	(2,349)	(2,546)
Total equity	4,080	3,803
Total liabilities and equity	$169,781	$158,852
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at April 1, 2023	104,356,434	$3	$9,612	$20,197	$(23,683)	$(1,985)	$4,144
Net income	—	—	—	890	—	—	890
Other comprehensive income (loss), net of tax	—	—	—	—	—	(364)	(364)
Dividends to shareholders	—	—	—	(146)	—	—	(146)
Repurchase of common shares	(1,620,098)	—	—	—	(502)	—	(502)
Share-based compensation plans	57,023	—	58	—	—	—	58
Balances at June 30, 2023	102,793,359	$3	$9,670	$20,941	$(24,185)	$(2,349)	$4,080

Balances at April 1, 2022	110,145,970	$3	$9,348	$18,014	$(21,599)	$(1,242)	$4,524
Net income	—	—	—	614	—	—	614
Other comprehensive income (loss), net of tax	—	—	—	—	—	(506)	(506)
Dividends to shareholders	—	—	—	(142)	—	—	(142)
Repurchase of common shares	(1,794,376)	—	—	—	(477)	—	(477)
Share-based compensation plans	87,024	—	32	—	25	—	57
Balances at June 30, 2022 (1)	108,438,618	$3	$9,380	$18,486	$(22,051)	$(1,748)	$4,070

Balances at January 1, 2023	105,278,990	$3	$9,517	$19,918	$(23,089)	$(2,546)	$3,803
Net income	—	—	—	1,307	—	—	1,307
Other comprehensive income (loss), net of tax	—	—	—	—	—	197	197
Dividends to shareholders	—	—	—	(284)	—	—	(284)
Repurchase of common shares	(3,631,451)	—	—	—	(1,159)	—	(1,159)
Share-based compensation plans	1,145,820	—	153	—	63	—	216
Balances at June 30, 2023	102,793,359	$3	$9,670	$20,941	$(24,185)	$(2,349)	$4,080

Balances at January 1, 2022	110,861,010	$3	$9,220	$17,322	$(21,066)	$(642)	$4,837
Net income	—	—	—	1,439	—	—	1,439
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,106)	(1,106)
Dividends to shareholders	—	—	—	(275)	—	—	(275)
Repurchase of common shares	(3,724,611)	—	—	—	(1,056)	—	(1,056)
Share-based compensation plans	1,302,219	—	160	—	71	—	231
Balances at June 30, 2022 (1)	108,438,618	$3	$9,380	$18,486	$(22,051)	$(1,748)	$4,070
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022 (1)
	(in millions)
Cash Flows from Operating Activities
Net income	$1,307	$1,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(70)	(4)
Deferred income tax expense (benefit)	60	132
Share-based compensation	92	86
Net realized investment gains	2	(9)
Net trading (gains) losses	(19)	3
Loss from equity method investments	17	18
Impairments and provision for loan and credit losses	(9)	9
Net (gains) losses of consolidated investment entities	13	4
Changes in operating assets and liabilities:
Restricted and segregated investments	213	(198)
Deferred acquisition costs	40	33
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	1,153	341
Derivatives, net of collateral	(507)	(41)
Receivables	479	(230)
Brokerage deposits	(564)	28
Accounts payable and accrued expenses	(53)	(233)
Current income tax, net	(405)	41
Deferred taxes, net	2	6
Other operating assets and liabilities of consolidated investment entities, net	(8)	2
Other, net	(126)	391
Net cash provided by (used in) operating activities	1,617	1,818

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	329	302
Maturities, sinking fund payments and calls	4,431	3,990
Purchases	(11,098)	(8,921)
Proceeds from sales, maturities and repayments of mortgage loans	75	71
Funding of mortgage loans	(123)	(116)
Proceeds from sales, maturities and collections of other investments	60	33
Purchase of other investments	(40)	(61)
Purchase of investments by consolidated investment entities	(255)	(367)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	348	312
Purchase of land, buildings, equipment and software	(84)	(84)
Cash paid for written options with deferred premiums	(59)	(120)
Cash received from written options with deferred premiums	31	87
Cash returned (paid) for acquisition of business, net of cash acquired	—	34
Cash paid for deposit receivables	(20)	(23)
Cash received for deposit receivables	407	263
Other, net	(22)	8
Net cash provided by (used in) investing activities	$(6,020)	$(4,592)
See Notes to Consolidated Financial Statements.

AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Six Months Ended June 30,
	2023	2022 (1)
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$6,395	$1,835
Maturities, withdrawals and cash surrenders	(3,642)	(1,850)
Policyholder account balances:
Deposits and other additions	729	487
Net transfers from (to) separate accounts	(55)	(90)
Surrenders and other benefits	(1,060)	(649)
Change in banking deposits, net	2,628	4,101
Cash paid for purchased options with deferred premiums	(44)	(117)
Cash received from purchased options with deferred premiums	150	168
Issuance of long-term debt, net of issuance costs	741	495
Repayments of long-term debt	(5)	(505)
Dividends paid to shareholders	(275)	(266)
Repurchase of common shares	(1,115)	(989)
Repayments of debt by consolidated investment entities	(95)	(1)
Other, net	—	(12)
Net cash provided by (used in) financing activities	4,352	2,607
Effect of exchange rate changes on cash	28	(20)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(23)	(187)
Cash and cash equivalents, including amounts restricted, at beginning of period	8,755	9,569
Cash and cash equivalents, including amounts restricted, at end of period	$8,732	$9,382

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$281	$54
Interest paid by consolidated investment entities	87	30
Income taxes paid, net	684	166
Leased assets obtained in exchange for operating lease liabilities	10	27

	June 30, 2023	December 31, 2022
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$7,343	$6,964
Cash of consolidated investment entities	135	133
Restricted and segregated cash, cash equivalents and investments	1,612	2,229
Less: Restricted and segregated investments	(358)	(571)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$8,732	$8,755
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
On July 13, 2023, the Company announced that it has withdrawn its application to convert Ameriprise Bank, FSB (“Ameriprise Bank”) to a state-chartered industrial bank and its application to establish a new limited purpose national trust bank. Ameriprise Bank will continue to operate as it does today, regulated by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.
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
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
amount of time spent on successful sales. Sales based compensation paid to advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as write-offs. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
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
DAC related to annuity products (including variable deferred annuities, structured variable annuities, fixed deferred annuities, and life contingent payout annuities) is amortized based on initial premium. DAC related to life insurance products (including universal life (“UL”) insurance, variable universal life (“VUL”) insurance, indexed universal life (“IUL”) insurance, term life insurance, and whole life insurance) is amortized based on original specified amount (i.e., face amount). DAC related to disability income (“DI”) insurance is amortized based on original monthly benefit.
The accounting contract term for annuity products (except for life contingent payout annuities) is over the projected accumulation period. Life contingent payout annuities are amortized over the period which annuity payments are expected to be paid. The accounting contract term for life insurance products is over the projected life of the contract. DI insurance is amortized over the projected life of the contract, including the claim paying period.
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
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums paid for traditional life, long term care (“LTC”), DI and life contingent payout annuities, net of the change in any prepaid reinsurance asset, are reported as a reduction of Premiums, policy and contract charges. Reinsurance recoveries are reported as components of Benefits, claims, losses and settlement expenses.
UL and VUL reinsurance premiums are reported as a reduction of Premiums, policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset and amortized based on estimated gross profits over the period the reinsured policies are in force. Changes in the net cost of reinsurance are reflected as a component of Premiums, policy and contract charges.
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
Embedded Derivatives
The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuate based on equity markets and interest rates and the estimate of the Company’s nonperformance risk and is recorded in Policyholder account balances, future policy benefits and claims. See Note 13 for information regarding the fair value measurement of embedded derivatives.
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
The updated cash flows used in the calculation are discounted using a forward rate curve. The discount rate represents an upper-medium-grade (i.e., low credit risk) fixed-income instrument yield (i.e., an A rating) that reflects the duration characteristics of the

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
liability. Discount rates will be locked in annually, at the end of each year for all products, except life contingent payout annuities, and calculated as the monthly average discount rate curves for the year. For life contingent payout annuities, the discount rates will be locked in quarterly at the end of each quarter based on the average of the three months for the quarter.
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
The difference between the updated carrying amount of the liability for future policy benefits measured using the current discount rate assumption and the original discount rate assumption is recognized in OCI. The interest accretion rate remains the original discount rate used at contract issue date.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The following table presents the effects of the adoption of the above new accounting standard to the Company’s previously reported Consolidated Balance Sheets:

	As Filed December 31, 2022	Adjustment	Post-adoption December 31, 2022	As Filed December 31, 2021	Adjustment	Post-adoption December 31, 2021
	(in millions)
Assets
Market risk benefits	$—	$1,015	$1,015	$—	$539	$539
Receivables (allowance for credit losses: 2022, $75; 2021, $55)	15,779	(184)	15,595	16,205	927	17,132
Deferred acquisition costs	3,160	(383)	2,777	2,782	62	2,844
Other assets	9,341	(64)	9,277	11,375	297	11,672
Total assets	$158,468	$384	$158,852	$175,910	$1,825	$177,735

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$36,067	$(1,935)	$34,132	$35,750	$(727)	$35,023
Market risk benefits	—	2,118	2,118	—	3,440	3,440
Other liabilities	6,305	11	6,316	8,641	216	8,857
Total liabilities	154,855	194	155,049	169,969	2,929	172,898
Equity:
Retained earnings	19,531	387	19,918	17,525	(203)	17,322
Accumulated other comprehensive income (loss), net of tax	(2,349)	(197)	(2,546)	259	(901)	(642)
Total equity	3,613	190	3,803	5,941	(1,104)	4,837
Total liabilities and equity	$158,468	$384	$158,852	$175,910	$1,825	$177,735

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the effects of the adoption of the above new accounting standard to the Company’s previously reported Consolidated Statements of Operations:

	Three Months Ended June 30,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions, except per share amounts)
Revenues
Distribution fees	$458	$1	$459	$452	$—	$452
Premiums, policy and contract charges	365	(23)	342	364	(23)	341
Total revenues	3,511	(22)	3,489	3,420	(23)	3,397
Total net revenues	3,508	(22)	3,486	3,418	(23)	3,395
Benefits and expenses
Distribution expenses	1,236	3	1,239	1,233	3	1,236
Benefits, claims, losses and settlement expenses	82	(278)	(196)	404	(136)	268
Remeasurement (gains) losses of future policy benefit reserves	—	1	1	—	(5)	(5)
Change in fair value of market risk benefits	—	519	519	—	411	411
Amortization of deferred acquisition costs	152	(85)	67	63	2	65
Total expenses	2,553	160	2,713	2,697	275	2,972
Pretax income	955	(182)	773	721	(298)	423
Income tax provision	199	(40)	159	130	(63)	67
Net income	$756	$(142)	$614	$591	$(235)	$356

Earnings per share
Basic	$6.73	$(1.26)	$5.47	$4.99	$(1.98)	$3.01
Diluted	$6.61	$(1.24)	$5.37	$4.88	$(1.94)	$2.94

	Six Months Ended June 30,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions, except per share amounts)
Revenues
Distribution fees	$904	$1	$905	$910	$—	$910
Premiums, policy and contract charges	733	(53)	680	711	(32)	679
Total revenues	7,168	(52)	7,116	6,775	(32)	6,743
Total net revenues	7,163	(52)	7,111	6,768	(32)	6,736
Benefits and expenses
Distribution expenses	2,533	6	2,539	2,408	6	2,414
Benefits, claims, losses and settlement expenses	293	(457)	(164)	1,057	(549)	508
Remeasurement (gains) losses of future policy benefit reserves	—	(5)	(5)	—	(45)	(45)
Change in fair value of market risk benefits	—	619	619	—	(476)	(476)
Amortization of deferred acquisition costs	248	(116)	132	68	63	131
Total expenses	5,285	47	5,332	5,554	(1,001)	4,553
Pretax income	1,878	(99)	1,779	1,214	969	2,183
Income tax provision	361	(21)	340	186	206	392
Net income	$1,517	$(78)	$1,439	$1,028	$763	$1,791

Earnings per share
Basic	$13.42	$(0.69)	$12.73	$8.63	$6.41	$15.04
Diluted	$13.16	$(0.68)	$12.48	$8.45	$6.27	$14.72

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Years Ended December 31,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions, except per share amounts)
Revenues
Distribution fees	$1,938	$1	$1,939	$1,830	$(2)	$1,828
Premiums, policy and contract charges	1,411	(14)	1,397	273	(52)	221
Total revenues	14,347	(13)	14,334	13,443	(54)	13,389
Total net revenues	14,271	(13)	14,258	13,431	(54)	13,377
Benefits and expenses
Distribution expenses	4,923	12	4,935	5,015	13	5,028
Benefits, claims, losses and settlement expenses	1,372	(1,130)	242	716	(872)	(156)
Remeasurement (gains) losses of future policy benefit reserves	—	1	1	—	(52)	(52)
Change in fair value of market risk benefits	—	311	311	—	(113)	(113)
Amortization of deferred acquisition costs	208	44	252	124	135	259
Total expenses	11,089	(762)	10,327	10,081	(889)	9,192
Pretax income	3,182	749	3,931	3,350	835	4,185
Income tax provision	623	159	782	590	178	768
Net income	$2,559	$590	$3,149	$2,760	$657	$3,417

Earnings per share
Basic	$22.99	$5.30	$28.29	$23.53	$5.60	$29.13
Diluted	$22.51	$5.19	$27.70	$23.00	$5.48	$28.48
Leases – Common Control Arrangements
In March 2023, the FASB proposed amendments to ASU 2016-02, Leases (“Topic 842”). The update applicable to all entities requires leasehold improvements associated with common control leases to be amortized over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease and to be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendment is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The Company early adopted the update during the second quarter of 2023 and will apply the amendments prospectively as of the beginning of 2023 to all new and existing leasehold improvements recognized on or after that date with any remaining unamortized balance of existing leasehold improvements amortized over their remaining useful life to the common control group determined at that date. The adoption of this update did not have a material impact on the Company’s consolidated results of operations and financial condition.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
4. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended June 30, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$490	$—	$—	$490	$—	$490
Institutional	—	157	—	—	157	—	157
Advisory fees	1,154	—	—	—	1,154	—	1,154
Financial planning fees	104	—	—	—	104	—	104
Transaction and other fees	96	48	14	—	158	—	158
Total management and financial advice fees	1,354	695	14	—	2,063	—	2,063
Distribution fees:
Mutual funds	179	51	—	—	230	—	230
Insurance and annuity	222	39	82	—	343	—	343
Off-balance sheet brokerage cash	84	—	—	—	84	—	84
Other products	84	—	—	—	84	—	84
Total distribution fees	569	90	82	—	741	—	741
Other revenues	59	7	—	—	66	—	66
Total revenue from contracts with customers	1,982	792	96	—	2,870	—	2,870
Revenue from other sources (1)	492	16	762	151	1,421	53	1,474
Total segment gross revenues	2,474	808	858	151	4,291	53	4,344
Banking and deposit interest expense	(131)	—	—	(3)	(134)	—	(134)
Total segment net revenues	2,343	808	858	148	4,157	53	4,210
Elimination of intersegment revenues	(211)	(19)	(104)	3	(331)	(3)	(334)
Total net revenues	$2,132	$789	$754	$151	$3,826	$50	$3,876

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$543	$—	$—	$543	$—	$543
Institutional	—	173	—	—	173	—	173
Advisory fees	1,144	—	—	—	1,144	—	1,144
Financial planning fees	99	—	—	—	99	—	99
Transaction and other fees	97	54	15	—	166	—	166
Total management and financial advice fees	1,340	770	15	—	2,125	—	2,125
Distribution fees:
Mutual funds	186	58	—	—	244	—	244
Insurance and annuity	216	42	88	—	346	—	346
Off-balance sheet brokerage cash (2)	54	—	—	—	54	—	54
Other products	86	—	—	—	86	—	86
Total distribution fees	542	100	88	—	730	—	730
Other revenues	54	1	—	—	55	—	55
Total revenue from contracts with customers	1,936	871	103	—	2,910	—	2,910
Revenue from other sources (1)	123	10	657	119	909	9	918
Total segment gross revenues	2,059	881	760	119	3,819	9	3,828
Banking and deposit interest expense	(3)	—	—	—	(3)	—	(3)
Total segment net revenues	2,056	881	760	119	3,816	9	3,825
Elimination of intersegment revenues	(221)	(11)	(105)	—	(337)	(2)	(339)
Total net revenues	$1,835	$870	$655	$119	$3,479	$7	$3,486

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$981	$—	$—	$981	$—	$981
Institutional	—	309	—	—	309	—	309
Advisory fees	2,263	—	—	—	2,263	—	2,263
Financial planning fees	205	—	—	—	205	—	205
Transaction and other fees	185	96	28	—	309	—	309
Total management and financial advice fees	2,653	1,386	28	—	4,067	—	4,067
Distribution fees:
Mutual funds	354	103	—	—	457	—	457
Insurance and annuity	433	77	162	—	672	—	672
Off-balance sheet brokerage cash	210	—	—	—	210	—	210
Other products	165	—	—	—	165	—	165
Total distribution fees	1,162	180	162	—	1,504	—	1,504
Other revenues	117	12	—	—	129	—	129
Total revenue from contracts with customers	3,932	1,578	190	—	5,700	—	5,700
Revenue from other sources (1)	910	29	1,492	281	2,712	100	2,812
Total segment gross revenues	4,842	1,607	1,682	281	8,412	100	8,512
Banking and deposit interest expense	(234)	—	—	(7)	(241)	—	(241)
Total segment net revenues	4,608	1,607	1,682	274	8,171	100	8,271
Elimination of intersegment revenues	(412)	(36)	(206)	7	(647)	(6)	(653)
Total net revenues	$4,196	$1,571	$1,476	$281	$7,524	$94	$7,618

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,187	$—	$—	$1,187	$—	$1,187
Institutional	—	368	—	—	368	—	368
Advisory fees	2,335	—	—	—	2,335	—	2,335
Financial planning fees	196	—	—	—	196	—	196
Transaction and other fees	189	109	31	—	329	—	329
Total management and financial advice fees	2,720	1,664	31	—	4,415	—	4,415
Distribution fees:
Mutual funds	390	123	—	—	513	—	513
Insurance and annuity	437	88	183	—	708	—	708
Off-balance sheet brokerage cash (2)	70	—	—	—	70	—	70
Other products	174	—	—	—	174	—	174
Total distribution fees	1,071	211	183	—	1,465	—	1,465
Other revenues	107	6	—	—	113	—	113
Total revenue from contracts with customers	3,898	1,881	214	—	5,993	—	5,993
Revenue from other sources (1)	205	17	1,314	235	1,771	46	1,817
Total segment gross revenues	4,103	1,898	1,528	235	7,764	46	7,810
Banking and deposit interest expense	(5)	—	—	—	(5)	—	(5)
Total segment net revenues	4,098	1,898	1,528	235	7,759	46	7,805
Elimination of intersegment revenues	(449)	(23)	(217)	—	(689)	(5)	(694)
Total net revenues	$3,649	$1,875	$1,311	$235	$7,070	$41	$7,111
(1) Revenues not included in the scope of the revenue from contracts with customers standard. The amounts primarily consist of revenue associated with insurance and annuity products and investment income from financial instruments.
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $155 million and $160 million as of June 30, 2023 and December 31, 2022, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and were $125 million and $129 million as of June 30, 2023 and December 31, 2022, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $26 million and nil as of June 30, 2023 and December 31, 2022, respectively.
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
Contract Costs Asset
The Company has an asset of $29 million and $33 million as of June 30, 2023 and December 31, 2022, respectively, related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $493 million and $537 million as of June 30, 2023 and December 31, 2022, respectively.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $28 million and $30 million as of June 30, 2023 and December 31, 2022, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both June 30, 2023 and December 31, 2022. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $66 million and $57 million as of June 30, 2023 and December 31, 2022, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both June 30, 2023 and December 31, 2022.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $31 million and $25 million as of June 30, 2023 and December 31, 2022, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $81 million and $92 million as of June 30, 2023 and December 31, 2022, respectively. The Company had a liability of $6 million and $7 million as of June 30, 2023 and December 31, 2022, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$39	$—	$39
Common stocks	—	5	—	5
Syndicated loans	—	2,080	67	2,147
Total investments	—	2,124	67	2,191
Receivables	—	27	—	27
Other assets	—	2	—	2
Total assets at fair value	$—	$2,153	$67	$2,220

Liabilities
Debt (1)	$—	$2,264	$—	$2,264
Other liabilities	—	65	—	65
Total liabilities at fair value	$—	$2,329	$—	$2,329

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$35	$—	$35
Common stocks	—	3	—	3
Syndicated loans	—	2,191	125	2,316
Total investments	—	2,229	125	2,354
Receivables	—	20	—	20
Other assets	—	1	1	2
Total assets at fair value	$—	$2,250	$126	$2,376

Liabilities
Debt (1)	$—	$2,363	$—	$2,363
Other liabilities	—	119	—	119
Total liabilities at fair value	$—	$2,482	$—	$2,482
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.4 billion as of June 30, 2023 and December 31, 2022, respectively.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans
	(in millions)
Balance at April 1, 2023	$50
Total gains (losses) included in:
Net income	(2)	(1)
Purchases	10
Sales	(3)
Transfers into Level 3	39
Transfers out of Level 3	(27)
Balance at June 30, 2023	$67

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(2)	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at April 1, 2022	$—	$97
Total gains (losses) included in:
Net income	—	(2)	(1)
Purchases	—	8
Settlements	—	(8)
Transfers into Level 3	2	50
Transfers out of Level 3	—	(50)
Balance at June 30, 2022	$2	$95

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2022	$—	$(2)	(1)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(3)	(1)	—
Purchases	27		—
Sales	(10)		—
Settlements	(15)		—
Transfers into Level 3	60		—
Transfers out of Level 3	(117)		(1)
Balance at June 30, 2023	$67		$—

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(2)	(1)	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(3)	(1)	—
Purchases	—	23		—
Sales	—	(1)		—
Settlements	—	(8)		—
Transfers into Level 3	2	112		—
Transfers out of Level 3	—	(92)		(3)
Balance at June 30, 2022	$2	$95		$—

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2022	$—	$(3)	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of June 30, 2023 and December 31, 2022 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2023	December 31, 2022
	(in millions)
Syndicated loans
Unpaid principal balance	$2,350	$2,525
Excess unpaid principal over fair value	(203)	(209)
Fair value	$2,147	$2,316

Fair value of loans more than 90 days past due	$1	$—
Fair value of loans in nonaccrual status	17	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	51	48

Debt
Unpaid principal balance	$2,542	$2,636
Excess unpaid principal over fair value	(278)	(273)
Carrying value (1)	$2,264	$2,363
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.4 billion as of June 30, 2023 and December 31, 2022, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and six months ended June 30, 2023 and 2022.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
Debt of consolidated CLOs due 2028 -2034	$2,264	$2,363	6.3%	5.3%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.4%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
The following is a summary of Ameriprise Financial investments:

	June 30, 2023	December 31, 2022
	(in millions)
Available-for-Sale securities, at fair value	$47,587	$40,811
Mortgage loans (allowance for credit losses: 2023, $14; 2022, $12)	2,033	1,987
Policy loans	874	847
Other investments (allowance for credit losses: 2023, $5; 2022, $5)	882	879
Total	$51,376	$44,524
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following is a summary of Net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Investment income on fixed maturities	$645	$259	$1,216	$473
Net realized gains (losses)	6	(15)	10	5
Affordable housing partnerships	6	(11)	(3)	(26)
Consolidated investment entities	45	18	87	37
Other	109	36	199	59
Total	$811	$287	$1,509	$548
Available-for-Sale securities distributed by type were as follows:

	June 30, 2023
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$11,470	$216	$(720)	$(7)	$10,959
Residential mortgage backed securities	20,435	20	(1,426)	—	19,029
Commercial mortgage backed securities	6,716	6	(447)	—	6,275
Asset backed securities	8,201	7	(123)	—	8,085
State and municipal obligations	759	62	(22)	(2)	797
U.S. government and agency obligations	2,361	—	(4)	—	2,357
Foreign government bonds and obligations	28	—	(2)	—	26
Other securities	59	—	—	—	59
Total	$50,029	$311	$(2,744)	$(9)	$47,587

Description of Securities	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$10,361	$180	$(823)	$(20)	$9,698
Residential mortgage backed securities	17,056	37	(1,390)	—	15,703
Commercial mortgage backed securities	6,648	3	(439)	—	6,212
Asset backed securities	6,408	14	(158)	—	6,264
State and municipal obligations	773	53	(27)	(2)	797
U.S. government and agency obligations	2,079	1	(1)	—	2,079
Foreign government bonds and obligations	43	—	(2)	—	41
Other securities	16	1	—	—	17
Total	$43,384	$289	$(2,840)	$(22)	$40,811
As of June 30, 2023 and December 31, 2022, accrued interest of $284 million and $237 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of June 30, 2023 and December 31, 2022, fixed maturity securities comprised approximately 93% and 92%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2023 and December 31, 2022, the Company’s internal analysts rated $401 million and $270 million, respectively, of securities using criteria similar to those used by NRSROs.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$35,982	$34,038	72%	$30,900	$28,980	71%
AA	1,491	1,529	3	1,219	1,249	3
A	2,563	2,575	5	2,080	2,097	5
BBB	9,490	8,983	19	8,524	7,890	19
Below investment grade (1)	503	462	1	661	595	2
Total fixed maturities	$50,029	$47,587	100%	$43,384	$40,811	100%
(1) The amortized cost of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both June 30, 2023 and December 31, 2022. The fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both June 30, 2023 and December 31, 2022. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of both June 30, 2023 and December 31, 2022, approximately 30% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of the Company’s total shareholder’s equity as of both June 30, 2023 and December 31, 2022.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	June 30, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	285	$4,078	$(105)	335	$4,144	$(615)	620	$8,222	$(720)
Residential mortgage backed securities	285	7,992	(194)	633	8,978	(1,232)	918	16,970	(1,426)
Commercial mortgage backed securities	59	1,371	(30)	278	3,990	(417)	337	5,361	(447)
Asset backed securities	102	3,202	(14)	117	3,241	(109)	219	6,443	(123)
State and municipal obligations	14	45	(1)	54	141	(21)	68	186	(22)
U.S. government and agency obligations	21	1,523	(4)	—	—	—	21	1,523	(4)
Foreign government bonds and obligations	3	8	—	5	17	(2)	8	25	(2)
Total	769	$18,219	$(348)	1,422	$20,511	$(2,396)	2,191	$38,730	$(2,744)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	457	$5,782	$(458)	108	$1,575	$(365)	565	$7,357	$(823)
Residential mortgage backed securities	589	9,407	(577)	244	4,076	(813)	833	13,483	(1,390)
Commercial mortgage backed securities	249	3,857	(220)	101	1,802	(219)	350	5,659	(439)
Asset backed securities	145	4,413	(86)	31	977	(72)	176	5,390	(158)
State and municipal obligations	48	134	(16)	27	60	(11)	75	194	(27)
U.S. government and agency obligations	13	566	(1)	—	—	—	13	566	(1)
Foreign government bonds and obligations	11	37	(2)	1	1	—	12	38	(2)
Total	1,512	$24,196	$(1,360)	512	$8,491	$(1,480)	2,024	$32,687	$(2,840)
As part of the Company’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2023 is primarily attributable to the impact of lower long-term interest rates and tighter credit spreads, partially offset by higher short-term interest rates. As of June 30, 2023, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of June 30, 2023 and December 31, 2022, approximately 96% and 95%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at April 1, 2023	$23	$2	$25
Reductions for securities sold during the period (realized)	(13)	—	(13)
Additional increases (decreases) on securities that had an allowance recorded in a previous period	(3)	—	(3)
Balance at June 30, 2023	$7	$2	$9

Balance at April 1, 2022	$—	$1	$1
Charge-offs	—	—	—
Balance at June 30, 2022	$—	$1	$1

Balance at January 1, 2023	$20	$2	$22
Reductions for securities sold during the period (realized)	(13)	—	(13)
Balance at June 30, 2023	$7	$2	$9

Balance at January 1, 2022	$—	$1	$1
Charge-offs	—	—	—
Balance at June 30, 2022	$—	$1	$1

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Gross realized investment gains	$—	$2	$10	$22
Gross realized investment losses	(10)	(11)	(12)	(11)
Credit reversals (losses)	16	—	13	—
Other impairments	—	(6)	(2)	(6)
Total	$6	$(15)	$9	$5
Previously recorded allowance for credit losses was reversed during the three and six months ended June 30, 2023 primarily due to the partial sale of a corporate debt security in the communications industry. Other impairments for the six months ended June 30, 2023 and three and six months ended June 30, 2022 related to Available-for-Sale securities which the Company intends to sell.
See Note 16 for rollforwards of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of June 30, 2023 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$3,342	$3,329
Due after one year through five years	3,058	2,957
Due after five years through 10 years	3,584	3,161
Due after 10 years	4,693	4,751
	14,677	14,198
Residential mortgage backed securities	20,435	19,029
Commercial mortgage backed securities	6,716	6,275
Asset backed securities	8,201	8,085
Total	$50,029	$47,587
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
7.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2023	$54	$5	$59
Provisions	1	3	4
Charge-offs	(1)	(1)	(2)
Balance at June 30, 2023	$54	$7	$61

Balance at January 1, 2022	$47	$3	$50
Provisions	2	1	3
Charge-offs	—	(1)	(1)
Balance at June 30, 2022	$49	$3	$52
As of June 30, 2023 and December 31, 2022, accrued interest on commercial loans was $18 million and $17 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Purchases and Sales
During the three months ended June 30, 2023 and 2022, the Company purchased nil and $57 million, respectively, of syndicated loans, and sold $2 million and $1 million, respectively, of syndicated loans. During the six months ended June 30, 2023 and 2022, the Company purchased $1 million and $57 million, respectively, of syndicated loans, and sold $3 million and $1 million, respectively, of syndicated loans.
During the three months ended June 30, 2023 and 2022, the Company purchased $52 million and $22 million, respectively, of residential mortgage loans. During the six months ended June 30, 2023 and 2022, the Company purchased $95 million and $23 million, respectively, of residential mortgage loans. The allowance for credit losses for residential mortgage loans was not material as of both June 30, 2023 and December 31, 2022.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $11 million as of both June 30, 2023 and December 31, 2022. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2023 and December 31, 2022. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both June 30, 2023 and December 31, 2022.
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio:

	June 30, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$23	$25
80% - 100%	—	5	—	2	11	53	71
60% - 80%	16	27	8	14	41	122	228
40% - 60%	4	47	133	54	70	395	703
< 40%	7	32	51	41	82	603	816
Total	$27	$111	$192	$111	$206	$1,196	$1,843

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$3	$39	$46
80% - 100%	7	9	2	20	8	29	75
60% - 80%	39	87	17	52	9	107	311
40% - 60%	48	89	69	90	57	435	788
< 40%	18	12	30	46	85	471	662
Total	$112	$197	$120	$210	$162	$1,081	$1,882
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the six months ended June 30, 2023, the Company did not have any write-offs of commercial mortgage loans.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
East North Central	$195	$201	11%	11%
East South Central	52	54	3	3
Middle Atlantic	114	114	6	6
Mountain	134	129	7	7
New England	22	23	1	1
Pacific	640	638	35	34
South Atlantic	451	479	25	25
West North Central	116	120	6	6
West South Central	119	124	6	7
	1,843	1,882	100%	100%
Less: allowance for credit losses	11	11
Total	$1,832	$1,871
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
Apartments	$489	$495	27%	26%
Hotel	14	14	1	1
Industrial	309	321	17	17
Mixed use	67	66	4	4
Office	250	259	13	14
Retail	575	594	31	31
Other	139	133	7	7
	1,843	1,882	100%	100%
Less: allowance for credit losses	11	11
Total	$1,832	$1,871
Syndicated Loans
The investment in syndicated loans as of June 30, 2023 and December 31, 2022 was $154 million and $175 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Syndicated loans past due were not material as of June 30, 2023 and no syndicated loans were past due as of December 31, 2022. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the six months ended June 30, 2023, the Company did not have any write-offs of syndicated loans.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	June 30, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$1	$—	$—	$—	$—	$1
Risk 4	—	—	—	1	2	1	4
Risk 3	—	—	8	1	2	13	24
Risk 2	—	8	19	6	11	23	67
Risk 1	5	5	9	4	9	26	58
Total	$5	$14	$36	$12	$24	$63	$154

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$1	$—	$—	$—	$—	$—	$1
Risk 4	—	—	—	2	—	2	4
Risk 3	—	9	1	6	5	8	29
Risk 2	8	21	7	12	5	28	81
Risk 1	6	9	4	6	13	22	60
Total	$15	$39	$12	$26	$23	$60	$175
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $7 million and $6 million as of June 30, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2023, write-offs of advisor loans were not material.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	June 30, 2023
Termination Status	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Active	$191	$336	$163	$120	$91	$194	$1,095
Terminated	—	—	1	2	2	6	11
Total	$191	$336	$164	$122	$93	$200	$1,106

	December 31, 2022
Termination Status	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Active	$359	$178	$133	$99	$76	$158	$1,003
Terminated	—	1	1	2	1	5	10
Total	$359	$179	$134	$101	$77	$163	$1,013
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 1% of total credit card receivables as of both June 30, 2023 and December 31, 2022.
The table below presents the amortized cost basis of credit card receivables by FICO score:

	June 30, 2023	December 31, 2022
	(in millions)
> 800	$30	$32
750 - 799	27	27
700 - 749	28	28
650 - 699	17	17
< 650	7	6
Total	$109	$110
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Margin Loans
The margin loans balance was $1.1 billion and $1.2 billion as of June 30, 2023 and December 31, 2022, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both June 30, 2023 and December 31, 2022, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $513 million and $589 million as of June 30, 2023 and December 31, 2022, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both June 30, 2023 and December 31, 2022, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $6.9 billion and $7.4 billion as of June 30, 2023 and December 31, 2022, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both June 30, 2023 and December 31, 2022.
Modifications with Borrowers Experiencing Financial Difficulty
There were no material modifications of financing receivables with borrowers experiencing financial difficulty by the Company during the three and six months ended June 30, 2023.
8.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in DAC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Pre-adoption balance at December 31, 2020	$1,690	$22	$43	$7	$100	$452
Effect of shadow reserve adjustments	42	4	18	1	31	53
Post-adoption balance at January 1, 2021	1,732	26	61	8	131	505
Capitalization of acquisition costs	111	71	—	—	3	54
Amortization	(147)	(6)	(8)	(1)	(9)	(47)
Balance at December 31, 2021	$1,696	$91	$53	$7	$125	$512

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$108	$(3)	$—	$19	$89	$2,527
Effect of shadow reserve adjustments	149	6	—	—	—	304
Post-adoption balance at January 1, 2021	257	3	—	19	89	2,831
Capitalization of acquisition costs	9	—	1	2	4	255
Amortization	(18)	—	—	(2)	(9)	(247)
Balance at December 31, 2021	$248	$3	$1	$19	$84	$2,839
Other broker dealer acquisition costs						5
Balance at December 31, 2021 including broker dealer acquisition costs						$2,844

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2022	$1,696	$91	$53	$7	$125	$512
Capitalization of acquisition costs	38	73	—	—	1	55
Amortization	(136)	(15)	(8)	(1)	(8)	(46)
Balance at December 31, 2022	$1,598	$149	$45	$6	$118	$521

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2022	$248	$3	$1	$19	$84	$2,839
Capitalization of acquisition costs	5	—	1	1	4	178
Amortization	(17)	—	—	(2)	(9)	(242)
Balance at December 31, 2022	$236	$3	$2	$18	$79	$2,775
Other broker dealer acquisition costs						2
Balance at December 31, 2022 including broker dealer acquisition costs						$2,777

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,598	$149	$45	$6	$118	$521
Capitalization of acquisition costs	11	38	—	—	—	24
Amortization	(64)	(11)	(5)	—	(4)	(22)
Balance at June 30, 2023	$1,545	$176	$40	$6	$114	$523

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,775
Capitalization of acquisition costs	2	—	2	1	2	80
Amortization	(9)	—	—	(1)	(4)	(120)
Balance at June 30, 2023	$229	$3	$4	$18	$77	$2,735
Other broker dealer acquisition costs						2
Balance at June 30, 2023 including broker dealer acquisition costs						$2,737

The following tables summarize the balances of and changes in DSIC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$175	$14	$189
Effect of shadow reserve adjustments	8	8	16
Post-adoption balance at January 1, 2021	183	22	205
Capitalization of sales inducement costs	1	—	1
Amortization	(18)	(3)	(21)
Balance at December 31, 2021	$166	$19	$185

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2022	$166	$19	$185
Capitalization of sales inducement costs	1	—	1
Amortization	(16)	(3)	(19)
Balance at December 31, 2022	$151	$16	$167

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$151	$16	$167
Amortization	(8)	(2)	(10)
Balance at June 30, 2023	$143	$14	$157
9.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Policyholder account balances
Policyholder account balances	$26,390	$24,986

Future policy benefits
Reserve for future policy benefits	7,569	7,495
Deferred profit liability	70	62
Additional liabilities for insurance guarantees	1,241	1,186
Other insurance and annuity liabilities	211	177
Total future policy benefits	9,091	8,920
Policy claims and other policyholders’ funds	178	226
Total policyholder account balances, future policy benefits and claims	$35,659	$34,132
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	37	1,364	24	—	46
Policy charges	(4)	—	—	—	—
Surrenders and other benefits	(358)	(55)	(574)	(5)	(59)
Net transfer from (to) separate account liabilities	(9)	—	—	—	—
Other variable account adjustments	—	808	—	—	—
Interest credited	72	—	114	1	2
Balance at June 30, 2023	$4,490	$8,527	$6,363	$308	$460

Weighted-average crediting rate	3.2%	1.5%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,461	$8,014	$6,353	$276	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	62	122	96	—	1,751
Policy charges	(89)	(47)	(60)	—	(200)
Surrenders and other benefits	(36)	(39)	(27)	(20)	(1,173)
Net transfer from (to) separate account liabilities	—	(46)	—	—	(55)
Other variable account adjustments	—	—	—	—	808
Interest credited	26	25	23	10	273
Balance at June 30, 2023	$1,507	$1,535	$2,686	$514	$26,390

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,958	$57,033	$14,711	$145
Cash surrender value (1)	$1,356	$1,057	$2,190	$338

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2022	$4,972	$4,458	$7,251	$323	$527
Contract deposits	146	2,784	55	—	53
Policy charges	(8)	—	—	—	—
Surrenders and other benefits	(450)	(41)	(744)	(17)	(124)
Net transfer from (to) separate account liabilities	(60)	—	—	—	—
Other variable account adjustments	—	(791)	—	—	—
Interest credited	152	—	237	6	15
Balance at December 31, 2022	$4,752	$6,410	$6,799	$312	$471

Weighted-average crediting rate	3.2%	1.1%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,720	$5,986	$6,786	$277	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,602	$1,493	$2,534	$563	$23,723
Contract deposits	134	233	218	(3)	3,620
Policy charges	(178)	(91)	(116)	—	(393)
Surrenders and other benefits	(67)	(70)	(50)	(56)	(1,619)
Net transfer from (to) separate account liabilities	—	(102)	—	—	(162)
Other variable account adjustments	—	—	—	—	(791)
Interest credited	53	57	68	20	608
Balance at December 31, 2022	$1,544	$1,520	$2,654	$524	$24,986

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$9,187	$57,354	$15,043	$149
Cash surrender value (1)	$1,382	$1,054	$2,148	$348
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

June 30, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$84	$156	$21	$5	$—	$266
	2%	–	2.99%	158	—	—	—	—	158
	3%	–	3.99%	2,422	—	—	1	—	2,423
	4%	–	5.00%	1,584	—	—	—	—	1,584
	Total			$4,248	$156	$21	$6	$—	$4,431

Fixed accounts of structured variable annuities	1%	–	1.99%	$3	$18	$3	$1	$5	$30
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$3	$18	$3	$1	$5	$30

Fixed annuities	1%	–	1.99%	$129	$563	$161	$21	$9	$883
	2%	–	2.99%	59	—	—	—	—	59
	3%	–	3.99%	3,075	—	—	—	—	3,075
	4%	–	5.00%	2,329	—	—	—	—	2,329
	Total			$5,592	$563	$161	$21	$9	$6,346

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$3	$7	$14	$—	$24
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$3	$7	$14	$—	$24

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	54	—	6	—	—	60
	3%	–	3.99%	869	—	4	2	—	875
	4%	–	5.00%	543	—	—	—	—	543
	Total			$1,466	$—	$10	$2	$—	$1,478

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$4	$3	$—	$17	$24
	2%	–	2.99%	23	3	1	2	4	33
	3%	–	3.99%	128	1	3	2	—	134
	4%	–	5.00%	631	—	—	—	—	631
	Total			$782	$8	$7	$4	$21	$822

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$2	$—	$—	$2
	2%	–	2.99%	128	—	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$128	$—	$2	$—	$—	$130

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	32	—	—	—	—	32
	4%	–	5.00%	305	—	—	—	—	305
	Total			$337	$—	$—	$—	$—	$337

Total	1%	–	1.99%	$216	$744	$197	$41	$31	$1,229
	2%	–	2.99%	422	3	7	2	4	438
	3%	–	3.99%	6,526	1	7	5	—	6,539
	4%	–	5.00%	5,392	—	—	—	—	5,392
	Total			$12,556	$748	$211	$48	$35	$13,598

Percentage of total account values that reset in:
Next 12 months				99.9%	98.9%	98.8%	100.0%	100.0%	99.8%
> 12 months to 24 months				—	1.1	1.2	—	—	0.1
> 24 months				0.1	—	—	—	—	0.1
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2022
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$169	$102	$18	$—	$—	$289
	2%	–	2.99%	177	—	—	—	—	177
	3%	–	3.99%	2,611	—	—	1	—	2,612
	4%	–	5.00%	1,611	—	—	—	—	1,611
	Total			$4,568	$102	$18	$1	$—	$4,689

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of structured variable annuities	1%	–	1.99%	$12	$7	$3	$1	$—	$23
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$12	$7	$3	$1	$—	$23

Fixed annuities	1%	–	1.99%	$460	$402	$132	$33	$10	$1,037
	2%	–	2.99%	67	—	—	—	—	67
	3%	–	3.99%	3,344	—	—	—	—	3,344
	4%	–	5.00%	2,333	—	—	—	—	2,333
	Total			$6,204	$402	$132	$33	$10	$6,781

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$1	$3	$7	$14	$—	$25
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$1	$3	$7	$14	$—	$25

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	55	—	1	—	—	56
	3%	–	3.99%	885	1	2	—	—	888
	4%	–	5.00%	569	—	—	—	—	569
	Total			$1,509	$1	$3	$—	$—	$1,513

Fixed accounts of variable universal life insurance	1%	–	1.99%	$4	$3	$2	$—	$9	$18
	2%	–	2.99%	30	—	1	2	2	35
	3%	–	3.99%	134	1	1	1	—	137
	4%	–	5.00%	648	—	—	—	—	648
	Total			$816	$4	$4	$3	$11	$838

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$3	$—	$—	$3
	2%	–	2.99%	126	—	—	—	—	126
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$126	$—	$3	$—	$—	$129

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	32	—	—	—	—	32
	4%	–	5.00%	314	—	—	—	—	314
	Total			$346	$—	$—	$—	$—	$346

Total	1%	–	1.99%	$646	$517	$165	$48	$19	$1,395
	2%	–	2.99%	455	—	2	2	2	461
	3%	–	3.99%	7,006	2	3	2	—	7,013
	4%	–	5.00%	5,475	—	—	—	—	5,475
	Total			$13,582	$519	$170	$52	$21	$14,344

Percentage of total account values that reset in:
Next 12 months				99.8%	96.3%	93.8%	100.0%	100.0%	99.6%
> 12 months to 24 months				0.1	3.0	5.8	—	—	0.3
> 24 months				0.1	0.7	0.4	—	—	0.1
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables summarize the balances of and changes in the liability for future policy benefits, including the January 1, 2021 adoption of ASU 2018-12:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$1,536	$633	$530	$5,749	$8,448
Effect of shadow reserve adjustments	(175)	—	—	(566)	(741)
Adjustments for loss contracts (with premiums in excess of gross premiums) under the modified retrospective approach	4	—	—	35	39
Effect of change in deferred profit liability	(43)	—	—	—	(43)
Effect of remeasurement of the liability at the current single A discount rate	215	265	238	1,965	2,683
Post-adoption balance at January 1, 2021	1,537	898	768	7,183	10,386
Less: reinsurance recoverable	—	601	24	3,623	4,248
Post-adoption balance at January 1, 2021, after reinsurance recoverable	$1,537	$297	$744	$3,560	$6,138

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2021	$—	$702	$238	$1,831	$2,771
Beginning balance at original discount rate	—	536	183	1,498	2,217
Effect of changes in cash flow assumptions	—	—	—	(6)	(6)
Effect of actual variances from expected experience	—	56	(35)	(61)	(40)
Adjusted beginning of year balance	$—	$592	$148	$1,431	$2,171
Issuances	38	78	18	—	134
Interest accrual	—	29	9	73	111
Net premiums collected	(38)	(63)	(20)	(184)	(305)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$636	$155	$1,320	$2,111
Effect of changes in discount rate assumptions	—	141	33	227	401
Balance at December 31, 2021	$—	$777	$188	$1,547	$2,512

Present Value of Future Policy Benefits:
Balance at January 1, 2021	$1,537	$1,600	$1,006	$9,014	$13,157
Beginning balance at original discount rate	1,321	1,169	714	6,716	9,920
Effect of changes in cash flow assumptions	—	—	—	(8)	(8)
Effect of actual variances from expected experience	(14)	58	(40)	(124)	(120)
Adjusted beginning of year balance	$1,307	$1,227	$674	$6,584	$9,792
Issuances	39	78	18	—	135
Interest accrual	53	70	39	347	509
Benefit payments	(168)	(120)	(43)	(336)	(667)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,231	$1,255	$688	$6,595	$9,769
Effect of changes in discount rate assumptions	139	343	226	1,755	2,463
Balance at December 31, 2021	$1,370	$1,598	$914	$8,350	$12,232

Adjustment due to reserve flooring	$—	$1	$—	$—	$1

Net liability for future policy benefits	$1,370	$822	$726	$6,803	$9,721
Less: reinsurance recoverable	1,265	558	25	3,443	5,291
Net liability for future policy benefits, after reinsurance recoverable	$105	$264	$701	$3,360	$4,430

Discounted expected future gross premiums	$—	$2,005	$1,158	$1,623	$4,786
Expected future gross premiums	$—	$2,815	$1,395	$1,905	$6,115
Expected future benefit payments	$1,707	$2,159	$1,217	$11,568	$16,651

Weighted average interest accretion rate	4.2%	6.5%	5.9%	5.3%
Weighted average discount rate	2.6%	2.8%	2.8%	2.9%

Weighted average duration of liability (in years)	7	8	9	10

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2022	$—	$777	$188	$1,547	$2,512
Beginning balance at original discount rate	—	636	155	1,320	2,111
Effect of changes in cash flow assumptions	—	1	1	52	54
Effect of actual variances from expected experience	—	47	(22)	(48)	(23)
Adjusted beginning of year balance	$—	$684	$134	$1,324	$2,142
Issuances	42	57	12	—	111
Interest accrual	—	34	7	65	106
Net premiums collected	(42)	(67)	(16)	(169)	(294)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$137	$1,220	$2,065
Effect of changes in discount rate assumptions	—	(22)	(3)	(13)	(38)
Balance at December 31, 2022	$—	$686	$134	$1,207	$2,027

Present Value of Future Policy Benefits:
Balance at January 1, 2022	$1,370	$1,598	$914	$8,350	$12,232
Beginning balance at original discount rate	1,231	1,255	688	6,595	9,769
Effect of changes in cash flow assumptions	—	(8)	1	42	35
Effect of actual variances from expected experience	(13)	52	(28)	(36)	(25)
Adjusted beginning of year balance	$1,218	$1,299	$661	$6,601	$9,779
Issuances	42	57	12	—	111
Interest accrual	49	73	38	336	496
Benefit payments	(154)	(116)	(42)	(368)	(680)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,155	$1,313	$669	$6,569	$9,706
Effect of changes in discount rate assumptions	(90)	6	27	(130)	(187)
Balance at December 31, 2022	$1,065	$1,319	$696	$6,439	$9,519

Adjustment due to reserve flooring	$—	$3	$—	$—	$3

Net liability for future policy benefits	$1,065	$636	$562	$5,232	$7,495
Less: reinsurance recoverable	949	443	19	2,649	4,060
Net liability for future policy benefits, after reinsurance recoverable	$116	$193	$543	$2,583	$3,435

Discounted expected future gross premiums	$—	$1,855	$926	$1,381	$4,162
Expected future gross premiums	$—	$3,183	$1,331	$1,908	$6,422
Expected future benefit payments	$1,595	$2,234	$1,169	$11,229	$16,227

Weighted average interest accretion rate	4.1%	6.4%	6.1%	5.2%
Weighted average discount rate	5.2%	5.5%	5.4%	5.4%

Weighted average duration of liability (in years)	6	7	8	9

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(3)	—	(1)	(4)
Effect of actual variances from expected experience	—	2	(10)	(14)	(22)
Adjusted beginning of year balance	$—	$707	$127	$1,205	$2,039
Issuances	76	27	6	—	109
Interest accrual	—	18	3	30	51
Net premiums collected	(76)	(35)	(7)	(77)	(195)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$717	$129	$1,158	$2,004
Effect of changes in discount rate assumptions	—	(18)	(3)	(11)	(32)
Balance at June 30, 2023	$—	$699	$126	$1,147	$1,972

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(3)	—	(2)	(5)
Effect of actual variances from expected experience	(3)	2	(15)	(10)	(26)
Adjusted beginning of year balance	$1,152	$1,312	$654	$6,557	$9,675
Issuances	76	27	6	—	109
Interest accrual	24	37	18	165	244
Benefit payments	(76)	(71)	(21)	(196)	(364)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,176	$1,305	$657	$6,526	$9,664
Effect of changes in discount rate assumptions	(84)	10	29	(83)	(128)
Balance at June 30, 2023	$1,092	$1,315	$686	$6,443	$9,536

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,092	$621	$560	$5,296	$7,569
Less: reinsurance recoverable	906	434	21	2,679	4,040
Net liability for future policy benefits, after reinsurance recoverable	$186	$187	$539	$2,617	$3,529

Discounted expected future gross premiums	$—	$1,833	$908	$1,319	$4,060
Expected future gross premiums	$—	$3,110	$1,300	$1,808	$6,218
Expected future benefit payments	$1,638	$2,193	$1,141	$11,019	$15,991

Weighted average interest accretion rate	4.2%	6.3%	6.2%	5.1%
Weighted average discount rate	5.2%	5.4%	5.4%	5.3%

Weighted average duration of liability (in years)	6	7	8	9
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables included $4.2 billion of reinsurance recoverables as of both June 30, 2023 and December 31, 2022, including $2.7 billion related to LTC risk ceded to Genworth as of both June 30, 2023 and December 31, 2022.
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	17	3	—	20
Benefit accrual	66	4	1	71
Benefit payments	(20)	(7)	(1)	(28)
Effect of actual variances from expected experience	(12)	(1)	(2)	(15)
Impact of change in net unrealized (gains) losses on securities	5	—	2	7
Balance at June 30, 2023	$1,156	$73	$12	$1,241

Weighted average interest accretion rate	2.9%	7.1%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,120	$76	$46	$1,242
Interest accrual	32	5	1	38
Benefit accrual	108	8	—	116
Benefit payments	(43)	(14)	(4)	(61)
Effect of actual variances from expected experience	(19)	2	(2)	(19)
Impact of change in net unrealized (gains) losses on securities	(98)	(3)	(29)	(130)
Balance at December 31, 2022	$1,100	$74	$12	$1,186

Weighted average interest accretion rate	2.9%	7.0%	4.1%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statement of Operations was as follows:

	Six Months Ended June 30,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$83	$24
Term and whole life insurance	84	19
Disability insurance	62	15
Long term care insurance	89	135
Total	$318	$193

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Years Ended December 31,
	2022		2021
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$45	$49	$39	$53
Term and whole life insurance	169	39	166	41
Disability insurance	127	31	131	30
Long term care insurance	189	271	192	274
Total	$530	$390	$528	$398
The following tables summarize the balances of and changes in unearned revenue, including the January 1, 2021 adoption of ASU 2018-12:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$19	$76	$—	$95
Effect of shadow reserve adjustments	5	10	153	168
Post-adoption balance at January 1, 2021	24	86	153	263
Deferral of revenue	3	34	55	92
Amortization	(1)	(8)	(13)	(22)
Balance at December 31, 2021	$26	$112	$195	$333

Balance at January 1, 2022	$26	$112	$195	$333
Deferral of revenue	2	48	54	104
Amortization	(1)	(10)	(16)	(27)
Balance at December 31, 2022	$27	$150	$233	$410

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	28	26	55
Amortization	(1)	(6)	(9)	(16)
Balance at June 30, 2023	$27	$172	$250	$449
10.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Mutual funds	$73,888	$70,876
Property/Real estate	1,915	1,876
Equity securities	561	679
Debt securities	299	279
Cash and cash equivalents	162	208
Other	49	44
Total	$76,874	$73,962

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Threadneedle Investment Liabilities	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$3,086	$73,962
Premiums and deposits	421	224	97	742
Policy charges	(665)	(145)	(4)	(814)
Surrenders and other benefits	(2,579)	(159)	(443)	(3,181)
Investment return	5,123	763	101	5,987
Net transfer from (to) general account	9	20	—	29
Other charges	—	—	149	149
Balance at June 30, 2023	$65,532	$8,356	$2,986	$76,874

Cash surrender value	$63,850	$7,866	$2,986	$74,702

	Variable Annuities	Variable Universal Life	Threadneedle Investment Liabilities	Total
	(in millions)
Balance at January 1, 2022	$82,862	$9,376	$5,253	$97,491
Premiums and deposits	1,067	425	252	1,744
Policy charges	(1,396)	(278)	(11)	(1,685)
Surrenders and other benefits	(4,923)	(286)	(1,548)	(6,757)
Investment return	(14,450)	(1,654)	(273)	(16,377)
Net transfer from (to) general account	63	70	—	133
Other charges	—	—	(587)	(587)
Balance at December 31, 2022	$63,223	$7,653	$3,086	$73,962

Cash surrender value	$61,461	$7,200	$3,086	$71,747
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
The following tables summarize the balances of and changes in market risk benefits, including the January 1, 2021 adoption of ASU 2018-12:

(in millions)
Pre-adoption balance at December 31, 2020	$3,084
Effect of shadow reserve adjustments	(3)
Adjustments for the cumulative effect of the changes in instrument-specific credit risk on market risk benefits between the original contract issuance date and the transition date	670
Adjustments to the host contract for differences between previous carrying amount and fair value measurement for the market risk benefits under the option-based method of valuation	20
Adjustments for the remaining difference (exclusive of the instrument-specific credit risk change and host contract adjustments) between previous carrying amount and fair value measurements for the market risk benefits	1,058
Post-adoption balance at January 1, 2021	$4,829

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Years Ended December 31,
	2022	2021
	(in millions, except age)
Balance at beginning of period	$2,901	$4,829
Issuances	27	45
Interest accrual and time decay	(237)	(294)
Reserve increase from attributed fees collected	810	819
Reserve release for benefit payments and derecognition	(29)	(8)
Effect of changes in interest rates and bond markets	(4,193)	(1,053)
Effect of changes in equity markets and subaccount performance	2,258	(1,558)
Effect of changes in equity index volatility	205	73
Actual policyholder behavior different from expected behavior	17	52
Effect of changes in other future expected assumptions	(139)	123
Effect of changes in the instrument-specific credit risk on market risk benefits	(517)	(127)
Balance at end of period	$1,103	$2,901

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,015	$539
Liability position	(2,118)	(3,440)
Net asset (liability) position	$(1,103)	$(2,901)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$2,781	$251
Living benefits	$3,364	$195
Composite (greater of)	$5,830	$441

Weighted average attained age of contractholders	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(2,044)	$(2,502)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(505)	$(102)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except age)
Balance at beginning of period	$1,133	$1,841	$1,103	$2,901
Issuances	4	8	8	16
Interest accrual and time decay	5	(51)	(21)	(137)
Reserve increase from attributed fees collected	194	200	383	399
Reserve release for benefit payments and derecognition	(9)	(6)	(18)	(9)
Effect of changes in interest rates and bond markets	(588)	(1,348)	(84)	(2,802)
Effect of changes in equity markets and subaccount performance	(510)	1,714	(902)	2,300
Effect of changes in equity index volatility	(27)	21	(70)	76
Actual policyholder behavior different from expected behavior	(1)	12	6	32
Effect of changes in the instrument-specific credit risk on market risk benefits	159	(454)	(45)	(839)
Balance at end of period	$360	$1,937	$360	$1,937

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,346	$686	$1,346	$686
Liability position	(1,706)	(2,623)	(1,706)	(2,623)
Net asset (liability) position	$(360)	$(1,937)	$(360)	$(1,937)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$1,415	$2,626	$1,415	$2,626
Living benefits	$2,725	$2,284	$2,725	$2,284
Composite (greater of)	$3,977	$4,730	$3,977	$4,730

Weighted average attained age of contractholders	68	68	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(1,112)	$351	$(1,049)	$(509)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$158	$(452)	$(44)	$(832)
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	June 30, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$360	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.2%
			Surrender rate (2)	0.2%	–	55.7%	3.6%
			Market volatility (3)	0.0%	–	24.9%	10.5%
			Nonperformance risk (4)	100 bps			100 bps
			Mortality rate (5)	0.0%	–	41.6%	1.6%

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$1,103	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.0%
			Surrender rate (2)	0.2%	–	45.6%	3.6%
			Market volatility (3)	0.0%	–	26.6%	12.1%
			Nonperformance risk (4)	95 bps			95 bps
			Mortality rate (5)	0.0%	–	41.6%	1.5%
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
12.  Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
Long-term debt:
Senior notes due 2023	$750	$750	4.0%	4.0%
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	—	5.2	—
Finance lease liabilities	23	30	N/A	N/A
Other (1)	(16)	(9)	N/A	N/A
Total long-term debt	3,557	2,821

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	201	5.3%	4.6%
Total	$3,758	$3,022
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
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. As of June 30, 2023 and December 31, 2022, the Company’s life insurance subsidiary had accessed collateralized borrowings and pledged (granted a lien on) certain investments, primarily commercial mortgage backed securities, with an aggregate fair value of $918 million and $962 million, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both June 30, 2023 and December 31, 2022. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company’s bank subsidiary had no outstanding obligations to the FHLB as of both June 30, 2023 and December 31, 2022. The Company’s bank subsidiary maintains access to collateralized borrowings from the Federal Reserve. As of both June 30, 2023 and December 31, 2022, there were no outstanding obligations to the Federal Reserve.
In June 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. Prior to June 21, 2023, the interest rate for any borrowing under the agreement was established by reference to London Interbank Offered Rate (“LIBOR”) for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of the Company with an integrated hardwired approach to a fallback interest rate with certain hardwired credit spread adjustments. On June 21, 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate from LIBOR for U.S. dollars to a Spread Adjusted Term Secured Overnight Financing Rate (“SOFR”), which is defined as Term SOFR for an interest period selected by the Company plus a credit spread adjustment of 0.10%, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of the Company. In the event of default, an additional 2% interest will accrue during such period of default. As of both June 30, 2023 and December 31, 2022, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both June 30, 2023 and December 31, 2022.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both June 30, 2023 and December 31, 2022, AEIS had no borrowings outstanding.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$929	$4,054	$—	$4,983
Available-for-Sale securities:
Corporate debt securities	—	10,513	446	10,959
Residential mortgage backed securities	—	19,029	—	19,029
Commercial mortgage backed securities	—	6,275	—	6,275
Asset backed securities	—	8,082	3	8,085
State and municipal obligations	—	797	—	797
U.S. government and agency obligations	1,967	390	—	2,357
Foreign government bonds and obligations	—	26	—	26
Other securities	—	59	—	59
Total Available-for-Sale securities	1,967	45,171	449	47,587
Investments at net asset value (“NAV”)				10	(1)
Trading and other securities	241	30	—	271
Separate account assets at NAV				76,874	(1)
Investments and cash equivalents segregated for regulatory purposes	662	—	—	662
Market risk benefits	—	—	1,346	1,346	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	49	49
Other assets:
Interest rate derivative contracts	3	260	—	263
Equity derivative contracts	137	4,051	—	4,188
Credit derivative contracts	—	23	—	23
Foreign exchange derivative contracts	—	19	—	19
Total other assets	140	4,353	—	4,493
Total assets at fair value	$3,939	$53,608	$1,844	$136,275

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$46	$50
IUL embedded derivatives	—	—	809	809
Structured variable annuity embedded derivatives	—	—	557	557
Total policyholder account balances, future policy benefits and claims	—	4	1,412	1,416	(3)
Market risk benefits	—	—	1,706	1,706	(2)
Customer deposits	—	9	—	9
Other liabilities:
Interest rate derivative contracts	4	371	—	375
Equity derivative contracts	139	2,955	—	3,094
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	6	6	—	12
Other	236	4	78	318
Total other liabilities	385	3,337	78	3,800
Total liabilities at fair value	$385	$3,350	$3,196	$6,931

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$1,268	$3,835	$—	$5,103
Available-for-Sale securities:
Corporate debt securities	—	9,293	405	9,698
Residential mortgage backed securities	—	15,703	—	15,703
Commercial mortgage backed securities	—	6,212	—	6,212
Asset backed securities	—	6,258	6	6,264
State and municipal obligations	—	797	—	797
U.S. government and agency obligations	2,079	—	—	2,079
Foreign government bonds and obligations	—	41	—	41
Other securities	—	17	—	17
Total Available-for-Sale securities	2,079	38,321	411	40,811
Investments at NAV				9	(1)
Trading and other securities	211	16	—	227
Separate account assets at NAV				73,962	(1)
Investments and cash equivalents segregated for regulatory purposes	646	—	—	646
Market risk benefits	—	—	1,015	1,015	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	48	48
Other assets:
Interest rate derivative contracts	7	260	—	267
Equity derivative contracts	129	2,575	—	2,704
Credit derivative contracts	—	13	—	13
Foreign exchange derivative contracts	—	36	—	36
Total other assets	136	2,884	—	3,020
Total assets at fair value	$4,340	$45,056	$1,474	$124,841

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$44	$47
IUL embedded derivatives	—	—	739	739
Structured variable annuity embedded derivatives	—	—	(137)	(137)	(4)
Total policyholder account balances, future policy benefits and claims	—	3	646	649	(5)
Market risk benefits	—	—	2,118	2,118	(2)
Customer deposits	—	4	—	4
Other liabilities:
Interest rate derivative contracts	4	351	—	355
Equity derivative contracts	139	2,238	—	2,377
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	6	8	—	14
Other	205	5	62	272
Total other liabilities	354	2,604	62	3,020
Total liabilities at fair value	$354	$2,611	$2,826	$5,791
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
(3) The Company’s adjustment for nonperformance risk resulted in a $205 million cumulative decrease to the embedded derivatives as of June 30, 2023.

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
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at April 1, 2023	$440	$5	$445		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	2
Other comprehensive income (loss)	(7)	—	(7)		—
Purchases	23	—	23		—
Settlements	(10)	(2)	(12)		(1)
Balance at June 30, 2023	$446	$3	$449		$49

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2023	$(7)	$—	$(7)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2023	$44		$771		$142		$957	$70
Total (gains) losses included in:
Net income	2	(2)	54	(2)	426	(3)	482	1	(4)
Issues	—		16		19		35	19
Settlements	—		(32)		(30)		(62)	(12)
Balance at June 30, 2023	$46		$809		$557		$1,412	$78

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2023	$—		$54	(2)	$426	(3)	$480	$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at April 1, 2022	$497	$—	$112	$7	$616		$55
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(5)
Other comprehensive income (loss)	(11)	—	—	—	(11)		—
Purchases	—	139	—	14	153		—
Settlements	(27)	—	—	—	(27)		(1)
Transfers out of Level 3	—	—	(112)	—	(112)		—
Balance at June 30, 2022	$458	$139	$—	$21	$618		$49

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2022	$(1)	$—	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2022	$(11)	$—	$—	$—	$(11)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2022	$52		$848		$280		$1,180	$62
Total (gains) losses included in:
Net income	(6)	(2)	(108)	(2)	(642)	(3)	(756)	—	(4)
Other comprehensive income (loss)	—		—		—		—	(2)
Issues	—		8		14		22	6
Settlements	(1)		(29)		(14)		(44)	(5)
Balance at June 30, 2022	$45		$719		$(362)	(5)	$402	$61

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2022	$—		$(108)	(2)	$(642)	(3)	$(750)	$—

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$405	$6	$411		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	2
Other comprehensive income (loss)	1	—	1		—
Purchases	78	—	78		—
Settlements	(38)	(3)	(41)		(1)
Balance at June 30, 2023	$446	$3	$449		$49

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2023	$1	$—	$1		$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(5)	$646	$62
Total (gains) losses included in:
Net income	3	(2)	92	(2)	689	(3)	784	1	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		40		31		71	33
Settlements	(1)		(62)		(26)		(89)	(19)
Balance at June 30, 2023	$46		$809		$557		$1,412	$78

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2023	$—		$92	(2)	$689	(3)	$781	$—

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$502	$—	$35	$7	$544		$59
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(8)
Other comprehensive income (loss)	(33)	—	—	—	(33)		—
Purchases	23	139	112	14	288		—
Settlements	(33)	—	—	—	(33)		(2)
Transfers out of Level 3	—	—	(147)	—	(147)		—
Balance at June 30, 2022	$458	$139	$—	$21	$618		$49

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2022	$(1)	$—	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2022	$(32)	$—	$—	$—	$(32)		$—

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$406		$1,367	$61
Total (gains) losses included in:
Net income	(9)	(2)	(140)	(2)	(766)	(3)	(915)	—	(4)
Other comprehensive income (loss)	—		—		—		—	(3)
Issues	—		8		18		26	14
Settlements	(2)		(54)		(20)		(76)	(11)
Balance at June 30, 2022	$45		$719		$(362)	(5)	$402	$61

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2022	$—		$(140)	(2)	$(766)	(3)	$(906)	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and June 30, 2022 and the amounts are presented as contra liabilities.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $4 million and $87 million, net of the reinsurance accrual, for the three months ended June 30, 2023 and 2022, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $61 million and $120 million, net of the reinsurance accrual, for the six months ended June 30, 2023 and 2022, respectively.
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$446	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.8%	1.3%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.0%			3.0%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	30.0%			30.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$49	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$46	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	100 bps			100 bps
IUL embedded derivatives	$809	Discounted cash flow	Nonperformance risk (4)	100 bps			100 bps
Structured variable annuity embedded derivatives	$557	Discounted cash flow	Surrender rate (3)	2.4%	–	50.2%	2.9%
			Nonperformance risk (4)	100 bps			100 bps
Contingent consideration liabilities	$78	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	2.7%

	December 31, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$404		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.1%	–	2.3%	1.4%
Asset backed securities	$1		Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
				Annual long-term default rate (2)	3.5%			3.5%
				Discount rate	27.0%			27.0%
				Constant prepayment rate	10.0%			10.0%
				Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$48		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$44		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
				Nonperformance risk (4)	95 bps			95 bps
IUL embedded derivatives	$739		Discounted cash flow	Nonperformance risk (4)	95 bps			95 bps
Structured variable annuity embedded derivatives	$(137)	(6)	Discounted cash flow	Surrender rate (3)	0.8%	–	40.0%	0.9%
				Nonperformance risk (4)	95 bps			95 bps
Contingent consideration liabilities	$62		Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	3.3%
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2023 and December 31, 2022. See Note 14 and Note 15 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2023 and December 31, 2022. See Note 14 and Note 15 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $49 million and $58 million as of June 30, 2023 and December 31, 2022, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,033	$—	$183	$1,667	$1,850
Policy loans	874	—	874	—	874
Receivables	9,693	76	1,629	6,713	8,418
Restricted and segregated cash	950	950	—	—	950
Other investments and assets	348	—	299	48	347

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$15,347	$—	$—	$13,109	$13,109
Investment certificate reserves	12,060	—	—	11,986	11,986
Banking and brokerage deposits	23,538	23,538	—	—	23,538
Separate account liabilities — investment contracts	3,313	—	3,313	—	3,313
Debt and other liabilities	3,860	105	3,651	6	3,762

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,987	$—	$105	$1,695	$1,800
Policy loans	847	—	847	—	847
Receivables	10,287	199	1,742	6,996	8,937
Restricted and segregated cash	1,583	1,583	—	—	1,583
Other investments and assets	375	—	323	51	374

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,450	$—	$—	$12,470	$12,470
Investment certificate reserves	9,310	—	—	9,253	9,253
Banking and brokerage deposits	21,474	21,474	—	—	21,474
Separate account liabilities — investment contracts	3,383	—	3,383	—	3,383
Debt and other liabilities	3,242	234	2,909	7	3,150
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,343	$—	$4,343	$(3,150)	$(889)	$(242)	$62
OTC cleared	64	—	64	(18)	—	—	46
Exchange-traded	86	—	86	(71)	—	—	15
Total derivatives	4,493	—	4,493	(3,239)	(889)	(242)	123
Securities borrowed	76	—	76	(28)	—	(47)	1
Total	$4,569	$—	$4,569	$(3,267)	$(889)	$(289)	$124

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,900	$—	$2,900	$(2,322)	$(568)	$(5)	$5
OTC cleared	23	—	23	(9)	—	—	14
Exchange-traded	97	—	97	(75)	—	—	22
Total derivatives	3,020	—	3,020	(2,406)	(568)	(5)	41
Securities borrowed	199	—	199	(31)	—	(164)	4
Total	$3,219	$—	$3,219	$(2,437)	$(568)	$(169)	$45
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,347	$—	$3,347	$(3,150)	$(11)	$(184)	$2
OTC cleared	18	—	18	(18)	—	—	—
Exchange-traded	117	—	117	(71)	—	—	46
Total derivatives	3,482	—	3,482	(3,239)	(11)	(184)	48
Securities loaned	104	—	104	(28)	—	(74)	2
Total	$3,586	$—	$3,586	$(3,267)	$(11)	$(258)	$50

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,646	$—	$2,646	$(2,322)	$(43)	$(277)	$4
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	93	—	93	(75)	—	(17)	1
Total derivatives	2,748	—	2,748	(2,406)	(43)	(294)	5
Securities loaned	235	—	235	(31)	—	(197)	7
Total	$2,983	$—	$2,983	$(2,437)	$(43)	$(491)	$12
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2023			December 31, 2022
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives designated as hedging instruments
Equity contracts - cash flow hedges	$3	$—	$—	$6	$—	$1
Foreign exchange contracts – net investment hedges	62	—	2	85	—	—
Total qualifying hedges	65	—	2	91	—	1

Derivatives not designated as hedging instruments
Interest rate contracts	65,092	263	375	101,307	267	355
Equity contracts	81,894	4,188	3,094	68,493	2,704	2,376
Credit contracts	3,701	23	1	1,857	13	2
Foreign exchange contracts	2,986	19	10	3,171	36	14
Total non-designated hedges	153,673	4,493	3,480	174,828	3,020	2,747

Embedded derivatives
IUL	N/A	—	809	N/A	—	739
Fixed deferred indexed annuities and deposit receivables	N/A	49	50	N/A	48	47
Structured variable annuities (3)	N/A	—	557	N/A	—	(137)
SMC	N/A	—	9	N/A	—	4
Total embedded derivatives	N/A	49	1,425	N/A	48	653
Total derivatives	$153,738	$4,542	$4,907	$174,919	$3,068	$3,401
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
(3) The fair value of the structured variable annuity embedded derivatives as of June 30, 2023 included $617 million of individual contracts in a liability position and $60 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2022 included $194 million of individual contracts in a liability position and $331 million of individual contracts in an asset position.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of June 30, 2023 and December 31, 2022, investment securities with a fair value of $1.6 billion and $1.7 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $227 million and $302 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of June 30, 2023 and December 31, 2022, investment securities with a fair value of $290 million and $14 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $279 million and $5 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2023 and December 31, 2022, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both June 30, 2023 and December 31, 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Three Months Ended June 30, 2023
Interest rate contracts	$—	$—	$—	$—	$(14)	$(481)	$—	$—
Equity contracts	(1)	2	45	35	346	(438)	—	5
Credit contracts	—	—	—	—	—	66	—	—
Foreign exchange contracts	—	—	—	—	—	20	—	3
IUL embedded derivatives	—	—	—	(22)	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(1)	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(426)	—	—	—
SMC embedded derivatives	—	(2)	—	—	—	—	—	—
Total gain (loss)	$(1)	$—	$45	$12	$(94)	$(833)	$—	$8

Three Months Ended June 30, 2022
Interest rate contracts	$1	$—	$(3)	$—	$(1)	$(943)	$(1)	$—
Equity contracts	(1)	—	(122)	(96)	(297)	798	—	(17)
Credit contracts	—	—	(2)	—	—	99	—	—
Foreign exchange contracts	2	—	—	—	—	76	—	(5)
IUL embedded derivatives	—	—	—	137	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	2	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	643	—	—	—
Total gain (loss)	$2	$—	$(127)	$43	$345	$30	$(1)	$(22)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Six Months Ended June 30, 2023
Interest rate contracts	$—	$—	$—	$—	$(8)	$(234)	$—	$—
Equity contracts	(2)	3	88	54	510	(900)	—	8
Credit contracts	—	—	1	—	—	33	—	—
Foreign exchange contracts	—	—	—	—	—	12	—	6
IUL embedded derivatives	—	—	—	(30)	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(2)	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(689)	—	—	—
SMC embedded derivatives	—	(4)	—	—	—	—	—	—
Total gain (loss)	$(2)	$(1)	$89	$22	$(187)	$(1,089)	$—	$14

Six Months Ended June 30, 2022
Interest rate contracts	$1	$—	$(3)	$—	$(1)	$(2,061)	$(1)	$—
Equity contracts	7	—	(183)	(112)	(289)	1,014	—	(24)
Credit contracts	—	—	(3)	—	—	196	—	—
Foreign exchange contracts	1	—	—	—	—	107	—	(5)
IUL embedded derivatives	—	—	—	194	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	3	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	766	—	—	—
Total gain (loss)	$9	$—	$(189)	$85	$476	$(744)	$(1)	$(29)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of June 30, 2023:

	Premiums Payable	Premiums Receivable
	(in millions)
2023 (1)	$9	$—
2024	130	23
2025	120	20
2026	247	88
2027	20	—
2028 - 2030	388	—
Total	$914	$131
(1) 2023 amounts represent the amounts payable and receivable for the period from July 1, 2023 to December 31, 2023.
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
As discussed in Note 11, the Company issues variable annuity contracts that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. The Company economically hedges its obligations under these market risk benefits using options, swaptions, swaps and futures.
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
For both the three and six months ended June 30, 2023 and 2022, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of June 30, 2023 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is $0.8 million and as an increase to General and administrative expense is $0.6 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 12 years and relates to forecasted debt interest payments. See Note 16 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended June 30, 2023 and 2022, the Company recognized a loss of $1 million and a gain of $10 million, respectively, in OCI. For the six months ended June 30, 2023 and 2022, the Company recognized a loss of $3 million and a gain of $14 million, respectively, in OCI.

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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2023 and December 31, 2022, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $147 million and $240 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2023 and December 31, 2022 was $146 million and $236 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2023 and December 31, 2022 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million and $4 million, respectively.
16.  Shareholders’ Equity
The following tables present the amounts related to each component of OCI:

	Three Months Ended June 30,
	2023			2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(439)	$101	$(338)	$(1,440)	$328	$(1,112)
Reclassification of net (gains) losses on securities included in net income (2)	(6)	1	(5)	15	(3)	12
Impact of benefit reserves and reinsurance recoverables	6	(1)	5	40	(7)	33
Net unrealized gains (losses) on securities	(439)	101	(338)	(1,385)	318	(1,067)
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	—	—	—	(2)	—	(2)
Net unrealized gains (losses) on derivatives	—	—	—	(2)	—	(2)
Effect of changes in discount rate assumptions on certain long-duration contracts	75	(16)	59	417	(89)	328
Effect of changes in instrument-specific credit risk on MRBs	(159)	33	(126)	454	(97)	357
Foreign currency translation	$52	$(11)	$41	$(155)	$33	$(122)
Total other comprehensive income (loss)	$(471)	$107	$(364)	$(671)	$165	$(506)

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2023			2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$127	$(23)	$104	$(3,032)	$675	$(2,357)
Reclassification of net (gains) losses on securities included in net income (2)	(9)	2	(7)	(5)	1	(4)
Impact of benefit reserves and reinsurance recoverables	(6)	1	(5)	90	(16)	74
Net unrealized gains (losses) on securities	112	(20)	92	(2,947)	660	(2,287)
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	3	(1)	2	(1)	—	(1)
Net unrealized gains (losses) on derivatives	3	(1)	2	(1)	—	(1)
Effect of changes in discount rate assumptions on certain long-duration contracts	(8)	2	(6)	877	(187)	690
Effect of changes in instrument-specific credit risk on MRBs	45	(10)	35	839	(179)	660
Foreign currency translation	94	(20)	74	(213)	45	(168)
Total other comprehensive income (loss)	$246	$(49)	$197	$(1,445)	$339	$(1,106)
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

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at April 1, 2023	$(1,613)	$5	$(137)	$141	$(75)	$(305)	$(1)	$(1,985)
OCI before reclassifications	(333)	—	59	(126)	—	41	—	(359)
Amounts reclassified from AOCI	(5)	—	—	—	—	—	—	(5)
Total OCI	(338)	—	59	(126)	—	41	—	(364)
Balance at June 30, 2023	$(1,951)	$5	$(78)	$15	$(75)	$(264)	$(1)	$(2,349)

Balance at April 1, 2022	$(187)	$5	$(571)	$(124)	$(151)	$(213)	$(1)	$(1,242)
OCI before reclassifications	(1,079)	(2)	328	357	—	(122)	—	(518)
Amounts reclassified from AOCI	12	—	—	—	—	—	—	12
Total OCI	(1,067)	(2)	328	357	—	(122)	—	(506)
Balance at June 30, 2022	$(1,254)	$3	$(243)	$233	$(151)	$(335)	$(1)	$(1,748)

Balance at January 1, 2023	$(2,043)	$3	$(72)	$(20)	$(75)	$(338)	$(1)	$(2,546)
OCI before reclassifications	99	2	(6)	35	—	74	—	204
Amounts reclassified from AOCI	(7)	—	—	—	—	—	—	(7)
Total OCI	92	2	(6)	35	—	74	—	197
Balance at June 30, 2023	$(1,951)	$5	$(78)	$15	$(75)	$(264)	$(1)	$(2,349)

Balance at January 1, 2022	$1,033	$4	$(933)	$(427)	$(151)	$(167)	$(1)	$(642)
OCI before reclassifications	(2,283)	(1)	690	660	—	(168)	—	(1,102)
Amounts reclassified from AOCI	(4)	—	—	—	—	—	—	(4)
Total OCI	(2,287)	(1)	690	660	—	(168)	—	(1,106)
Balance at June 30, 2022	$(1,254)	$3	$(243)	$233	$(151)	$(335)	$(1)	$(1,748)
For the six months ended June 30, 2023 and 2022, the Company repurchased a total of 3.2 million shares and 3.2 million shares, respectively, of its common stock for an aggregate cost of $998 million and $887 million, respectively. In January 2022, the Company’s Board of Directors authorized an additional $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024. As of June 30, 2023, the Company had $0.6 billion remaining under this share repurchase authorization. On July 24, 2023, the Company’s Board of Directors authorized an additional $3.5 billion for the repurchase of the Company’s common stock through September 30, 2025.
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
For the six months ended June 30, 2023 and 2022, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $88 million and $91 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the six months ended June 30, 2023 and 2022, the Company

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
reacquired 0.2 million shares and 0.2 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $73 million and $75 million, respectively.
During the six months ended June 30, 2023 and 2022, the Company reissued 0.6 million and 0.7 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
17.  Income Taxes
The Company’s effective tax rate was 21.1% and 20.6% for the three months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was 19.5% and 19.1% for the six months ended June 30, 2023 and 2022, respectively.
The effective tax rate for the three months ended June 30, 2023 was higher than the statutory tax rate as a result of state income taxes, net of federal benefit. The effective tax rate for the six months ended June 30, 2023 was lower than the statutory tax rate as a result of tax preferred items including incentive compensation and foreign tax credits, partially offset by state income taxes, net of federal benefit.
The effective tax rate for the three months ended June 30, 2022 was lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits and dividend received deductions, partially offset by state income taxes, net of federal benefit. The effective tax rate for the six months ended June 30, 2022 was lower than the statutory tax rate as a result of tax preferred items including incentive compensation, foreign tax credits and low income housing tax credits, partially offset by state income taxes, net of federal benefit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $30 million, net of federal benefit, which will expire beginning December 31, 2023 and foreign net operating losses of $35 million.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of June 30, 2023, management believes it is more likely than not that the Company will not realize certain state net operating losses of $29 million, state deferred tax assets of $2 million and foreign net operating losses of $35 million; therefore, a valuation allowance has been established. The valuation allowance was $66 million and $65 million as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Company had $132 million and $138 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $105 million and $106 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2023 and December 31, 2022, respectively, would affect the effective tax rate. During the second quarter of 2023, the Company had additions to its gross unrecognized tax benefits for tax positions of prior years of $71 million and reductions to its gross unrecognized tax benefits of prior years of $80 million.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $18 million in the next 12 months primarily due to expected exam closures and state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $7 million and $8 million in interest and penalties for the three and six months ended June 30, 2023, respectively. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had a payable of $22 million and $14 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statute of limitations are closed on years through 2015. A previously open item for 2014 and 2015 was resolved in the second quarter of 2023. Also in the second quarter of 2023, the Internal Revenue Service (“IRS”) audit for tax years 2016 through 2018 was finalized. The IRS is currently auditing the Company’s U.S. income tax returns for 2019 and 2020. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2017 through 2020.
The Company expects to be an applicable corporation required to compute corporate alternative minimum tax (“CAMT”); however, based on current estimates the Company does not expect to be liable for the CAMT in 2023 and therefore a liability has not been recorded.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
These pending matters are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss that may result from such matters. The Company cannot predict with certainty if, how, or when any such proceedings will be initiated or resolved. Matters frequently need to be more developed before a potential loss or range of loss can be reasonably estimated for any matter. An adverse outcome in any matter could result in an adverse judgment, a settlement, fine, penalty, or other sanction, and may lead to further claims, examinations, or adverse publicity each of which could have a material adverse effect on the Company’s consolidated results of operations, financial condition, or liquidity.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of June 30, 2023 and December 31, 2022, the estimated liability was $37 million and $12 million, respectively. As of June 30, 2023 and December 31, 2022, the related premium tax asset was $31 million and $10 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
19.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Numerator:
Net income	$890	$614	$1,307	$1,439

Denominator:
Basic: Weighted-average common shares outstanding	106.4	112.3	107.1	113.0
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.0	2.1	2.1	2.3
Diluted: Weighted-average common shares outstanding	108.4	114.4	109.2	115.3

Earnings per share:
Basic	$8.36	$5.47	$12.20	$12.73
Diluted	$8.21	$5.37	$11.97	$12.48
The calculation of diluted earnings per share excludes the incremental effect of nil options for both the three months ended June 30, 2023 and 2022, and 0.2 million options for both the six months ended June 30, 2023 and 2022, due to their anti-dilutive effect.
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
Concurrent with the adoption of ASU 2018-12, management no longer excludes adjustments for DAC, DSIC and unearned revenue amortization. Amortization of DAC, DSIC and unearned revenue for long-duration contracts are no longer impacted by markets and are now amortized on a constant-level basis.

AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	June 30, 2023	December 31, 2022
	(in millions)
Advice & Wealth Management	$40,417	$35,132
Asset Management	7,446	7,967
Retirement & Protection Solutions	104,683	98,901
Corporate & Other	17,235	16,852
Total assets	$169,781	$158,852

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,343	$2,056	$4,608	$4,098
Asset Management	808	881	1,607	1,898
Retirement & Protection Solutions	858	760	1,682	1,528
Corporate & Other	148	119	274	235
Elimination of segment revenues (1)(2)	(331)	(337)	(647)	(689)
Total segment adjusted operating net revenues	3,826	3,479	7,524	7,070
Adjustments:
Net realized investment gains (losses)	3	(14)	6	2
Market impact on non-traditional long-duration products	1	2	1	3
Mean reversion related impacts	—	(1)	—	(1)
Revenue attributable to consolidated investment entities	46	20	87	37
Total net revenues per consolidated statements of operations	$3,876	$3,486	$7,618	$7,111
(1) Represents the elimination of intersegment revenues recognized for the three months ended June 30, 2023 and 2022 in each segment as follows: Advice & Wealth Management ($211 million and $221 million, respectively); Asset Management ($19 million and $11 million, respectively); Retirement & Protection Solutions ($104 million and $105 million, respectively); and Corporate & Other ($(3) million and nil, respectively).
(2) Represents the elimination of intersegment revenues recognized for the six months ended June 30, 2023 and 2022 in each segment as follows: Advice & Wealth Management ($412 million and $449 million, respectively); Asset Management ($36 million and $23 million, respectively); Retirement & Protection Solutions ($206 million and $217 million, respectively); and Corporate & Other ($(7) million and nil, respectively).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$731	$492	$1,424	$932
Asset Management	162	222	327	507
Retirement & Protection Solutions	189	168	383	343
Corporate & Other	(60)	(59)	(134)	(141)
Total segment adjusted operating earnings	1,022	823	2,000	1,641
Adjustments:
Net realized investment gains (losses)	3	(14)	6	2
Market impact on non-traditional long-duration products	127	(19)	(348)	161
Mean reversion related impacts	—	(2)	—	(2)
Integration/restructuring charges	(25)	(14)	(35)	(24)
Net income (loss) attributable to consolidated investment entities	—	(1)	—	1
Pretax income per consolidated statements of operations	$1,127	$773	$1,623	$1,779

AMERIPRISE FINANCIAL, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the “Forward-Looking Statements” that follow and our Consolidated Financial Statements and Notes presented in Item 1. Our Management’s Discussion and Analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 (“2022 10-K”), as well as our quarterly reports on Form 10-Q and current reports on Form 8-K. References below to “Ameriprise Financial,” “Ameriprise,” the “Company,” “we,” “us,” and “our” refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.3 trillion in assets under management and administration as of June 30, 2023. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
On July 13, 2023, we announced that we have withdrawn our application to convert Ameriprise Bank, FSB (“Ameriprise Bank”) to a state-chartered industrial bank and our application to establish a new limited purpose national trust bank. Ameriprise Bank will continue to operate as it does today, regulated by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. These changes are not expected to impact our long-term growth strategy for Ameriprise Bank and we will continue to offer our strong lineup of banking solutions, including deposits, credit cards, mortgages and securities-based lending to our wealth management clients without interruption.
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
In the first quarter of 2023, management introduced an adjusted capital measure (“Available Capital for Capital Adequacy”), which management believes best reflects the available capital resources of our core operations and facilitates a meaningful trend analysis. Available Capital for Capital Adequacy adjusts GAAP total equity and excludes accumulated other comprehensive income (“AOCI”); goodwill and intangibles; RiverSource Life Insurance Company’s GAAP equity excluding AOCI; and includes RiverSource Life Insurance Company’s statutory total adjusted capital prepared in conformity with accounting practices prescribed or permitted by the State of Minnesota Department of Commerce; and other adjustments, primarily certain deferred tax balances.
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
The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net income (loss)	$890	$614	$8.21	$5.37
Adjustments:
Net realized investment gains (losses) (1)	3	(14)	0.03	(0.12)
Market impact on non-traditional long-duration products (1)	127	(19)	1.17	(0.17)
Mean reversion related impacts (1)	—	(2)	—	(0.02)
Integration/restructuring charges (1)	(25)	(14)	(0.23)	(0.12)
Net income (loss) attributable to CIEs	—	(1)	—	(0.01)
Tax effect of adjustments (2)	(22)	10	(0.20)	0.09
Adjusted operating earnings	$807	$654	$7.44	$5.72

Weighted average common shares outstanding:
Basic	106.4	112.3
Diluted	108.4	114.4

AMERIPRISE FINANCIAL, INC.

			Per Diluted Share
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net income (loss)	$1,307	$1,439	$11.97	$12.48
Adjustments:
Net realized investment gains (losses) (1)	6	2	0.05	0.02
Market impact on non-traditional long-duration products (1)	(348)	161	(3.19)	1.40
Mean reversion related impacts (1)	—	(2)	—	(0.02)
Integration/restructuring charges (1)	(35)	(24)	(0.32)	(0.21)
Net income (loss) attributable to CIEs	—	1	—	0.01
Tax effect of adjustments (2)	79	(29)	0.73	(0.26)
Adjusted operating earnings	$1,605	$1,330	$14.70	$11.54

Weighted average common shares outstanding:
Basic	107.1	113.0
Diluted	109.2	115.3
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended June 30,
	2023	2022
	(in millions)
Net income	$3,017	$3,065
Less: Adjustments (1)	(143)	409
Adjusted operating earnings	3,160	2,656

Total Ameriprise Financial, Inc. shareholders’ equity	3,943	4,639
Less: AOCI, net of tax	(2,259)	(881)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,202	5,520
Less: Equity impacts attributable to CIEs	(2)	2
Adjusted operating equity	$6,204	$5,518

Return on equity, excluding AOCI	48.6%	55.5%
Adjusted operating return on equity, excluding AOCI (2)	50.9%	48.1%
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

AMERIPRISE FINANCIAL, INC.
The following table reconciles GAAP total equity to Available Capital for Capital Adequacy:

	June 30, 2023	December 31, 2022
	(in millions)
Ameriprise Financial, Inc. GAAP total equity	$4,080	$3,803
Less: AOCI	(2,349)	(2,546)
Ameriprise Financial, Inc. GAAP total equity, excluding AOCI	6,429	6,349
Less: RiverSource Life Insurance Company GAAP equity, excluding AOCI	1,855	2,057
Add: RiverSource Life Insurance Company statutory total adjusted capital	2,653	3,103
Less: Goodwill and intangibles	2,525	2,485
Add: Other adjustments	309	299
Available Capital for Capital Adequacy	$5,011	$5,209
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
Variable Annuities
We have approximately $79 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $35 billion of account value with no living benefit guarantees and $44 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts offered by us contain GMDB provisions. We discontinued most new sales of GMWB and GMAB at the end of 2021 and new sales were completely discontinued as of mid-2022. We also previously offered contracts containing GMIB provisions. See Note 11 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.
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

AMERIPRISE FINANCIAL, INC.
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

AMERIPRISE FINANCIAL, INC.
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
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
S&P 500
Daily average	4,207	4,110	2%	4,103	4,288	(4)%
Period end	4,450	3,785	18%	4,450	3,785	18%
Weighted Equity Index (“WEI”) (1)
Daily average	2,769	2,707	2%	2,716	2,829	(4)%
Period end	2,900	2,491	16%	2,900	2,491	16%
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

AMERIPRISE FINANCIAL, INC.
The following table presents detail regarding our AUM and AUA:

	June 30,		Change
	2023	2022
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$451.2	$396.3	$54.9	14%
Asset Management AUM	616.6	598.2	18.4	3
Corporate AUM	0.3	0.2	0.1	50
Eliminations	(39.3)	(37.5)	(1.8)	(5)
Total Assets Under Management	1,028.8	957.2	71.6	7
Total Assets Under Administration	248.0	212.9	35.1	16
Total AUM and AUA	$1,276.8	$1,170.1	$106.7	9%
Total AUM increased $71.6 billion, or 7%, to $1.0 trillion as of June 30, 2023 compared to $957.2 billion as of June 30, 2022 due to a $54.9 billion increase in Advice & Wealth Management AUM driven by equity market appreciation and wrap account net inflows, and a $18.4 billion increase in Asset Management AUM primarily driven by equity market appreciation, partially offset by net outflows and fixed income market depreciation. See our segment results of operations discussion below for additional information on changes in our AUM.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended June 30, 2023 and 2022
The following table presents our consolidated results of operations:

	Three Months Ended June 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$2,199	$2,277	$(78)	(3)%
Distribution fees	482	459	23	5
Net investment income	811	287	524	NM
Premiums, policy and contract charges	383	342	41	12
Other revenues	132	124	8	6
Total revenues	4,007	3,489	518	15
Banking and deposit interest expense	131	3	128	NM
Total net revenues	3,876	3,486	390	11
Expenses
Distribution expenses	1,248	1,239	9	1
Interest credited to fixed accounts	161	145	16	11
Benefits, claims, losses and settlement expenses	327	(196)	523	NM
Remeasurement (gains) losses of future policy benefit reserves	—	1	(1)	NM
Change in fair value of market risk benefits	(99)	519	(618)	NM
Amortization of deferred acquisition costs	61	67	(6)	(9)
Interest and debt expense	84	44	40	91
General and administrative expense	967	894	73	8
Total expenses	2,749	2,713	36	1
Pretax income	1,127	773	354	46
Income tax provision	237	159	78	49
Net income	$890	$614	$276	45%
NM Not Meaningful.
Overall
Pretax income increased $354 million, or 46%, for the three months ended June 30, 2023 compared to the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•A favorable impact from the recent trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in our insurance business in the fourth quarter of 2022, along with higher balances in bank and certificate products.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was a benefit of $127 million for the three months ended June 30, 2023 compared to an expense of $19 million for the prior year period.
•An unfavorable impact from the cumulative impact of Asset Management net outflows.
Net Revenues
Management and financial advice fees decreased $78 million, or 3%, for the three months ended June 30, 2023 compared to the prior year period reflecting fixed income market depreciation and the cumulative impact of Asset Management outflows, partially offset by wrap account net inflows.
Distribution fees increased $23 million, or 5%, for the three months ended June 30, 2023 compared to the prior year period primarily due to higher fees on off-balance sheet brokerage cash due to an increase in short-term interest rates.
Net investment income increased $524 million, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting the following items:
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

AMERIPRISE FINANCIAL, INC.
•The favorable impact of net realized investment gains of $6 million for the three months ended June 30, 2023 compared to net realized investment losses of $15 million for the prior year period. Net realized investment losses for three months ended June 30, 2022 were primarily driven by the fixed maturity investment portfolio repositioning in response to market conditions.
•The favorable impact of higher net investment income of CIEs.
Premiums, policy and contract charges increased $41 million, or 12%, for the three months ended June 30, 2023 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Banking and deposit interest expense increased $128 million, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and Ameriprise Bank cash deposits.
Expenses
Interest credited to fixed accounts increased $16 million, or 11%, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting the following items:
•A $54 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $22 million for the three months ended June 30, 2023 compared to a favorable impact of $32 million for the prior year period.
•A $38 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $15 million for the three months ended June 30, 2023 compared to an expense of $23 million for the prior year period. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior period, which reflected higher option costs due to a higher new money rate, partially offset by less discounting due to higher Treasury rates.
Benefits, claims, losses and settlement expenses increased $523 million, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting the following items:
•A $422 million increase in expense from market impacts on structured variable annuities (“SVA”) embedded derivative, net of hedges in place to offset those risks. This increase was the result of a favorable $632 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $1.1 billion change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in an expense for the three months ended June 30, 2023 compared to a benefit in the prior year period.
•The impact of higher sales of life contingent payout annuities.
•The impact of increased volume in SVAs.
Change in fair value of market risk benefits decreased $618 million, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting the following item:
•A $611 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This decrease was the result of a favorable $1.5 billion change in the market impact on variable annuity guaranteed benefits reserves, partially offset by an unfavorable $865 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended June 30, 2023 compared to an expense for the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for the three months ended June 30, 2023 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended June 30, 2023 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the three months ended June 30, 2023 compared to the prior year period.
Interest and debt expense increased $40 million, or 91%, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting higher interest expense of CIEs and the issuance of $750 million of unsecured senior notes in March 2023.
General and administrative expense increased $73 million, or 8%, for the three months ended June 30, 2023 compared to the prior year period primarily due to higher volume related expenses and investments for business growth, $11 million of higher integration related expenses and an unfavorable change in the mark-to-market impact on share-based compensation. A portion of the higher integration related expenses was driven by the consolidation of the majority of our London-based teams into a single location following the acquisition of the BMO Global Asset Management (EMEA) business.

AMERIPRISE FINANCIAL, INC.
Income Taxes
Our effective tax rate was 21.1% for the three months ended June 30, 2023 compared to 20.6% for the prior year period. See Note 17 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended June 30, 2023 and 2022
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 20 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.
 The following table presents summary financial information by segment:

	Three Months Ended June 30,
	2023	2022
	(in millions)
Advice & Wealth Management
Net revenues	$2,343	$2,056
Expenses	1,612	1,564
Adjusted operating earnings	$731	$492
Asset Management
Net revenues	$808	$881
Expenses	646	659
Adjusted operating earnings	$162	$222
Retirement & Protection Solutions
Net revenues	$858	$760
Expenses	669	592
Adjusted operating earnings	$189	$168
Corporate & Other
Net revenues	$148	$119
Expenses	208	178
Adjusted operating loss	$(60)	$(59)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended June 30:

	2023	2022
	(in billions)
Beginning balance	$434.7	$447.0
Net flows	5.7	6.1
Market appreciation (depreciation) and other	14.3	(53.8)
Ending balance	$454.7	$399.3

Advisory wrap account assets ending balance (1)	$449.9	$395.1
Average advisory wrap account assets (2)	$431.9	$425.6
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended June 30, 2023 and 2022.
Ending wrap account assets increased $20.0 billion, or 5%, to $454.7 billion during the three months ended June 30, 2023 due to market appreciation of $14.3 billion and net inflows of $5.7 billion. Average advisory wrap account assets increased $6.3 billion, or 1%, compared to the prior year period primarily reflecting net inflows.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$1,354	$1,340	$14	1%
Distribution fees	569	542	27	5
Net investment income	483	120	363	NM
Other revenues	68	57	11	19
Total revenues	2,474	2,059	415	20
Banking and deposit interest expense	131	3	128	NM
Total net revenues	2,343	2,056	287	14
Expenses
Distribution expenses	1,196	1,185	11	1
Interest and debt expense	6	3	3	NM
General and administrative expense	410	376	34	9
Total expenses	1,612	1,564	48	3
Adjusted operating earnings	$731	$492	$239	49%
NM Not Meaningful.
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $239 million, or 49%, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting a benefit from higher short-term interest rates and growth in investments supporting the bank cash deposits and certificate products along with higher average wrap account balances due to net inflows. Pretax adjusted operating margin increased to 31.2% for the three months ended June 30, 2023 compared to 23.9% for the prior year period, reflecting the benefit of higher short-term interest rates.
Ameriprise Bank is continuing its deposit growth trend, with cash sweep balances increasing $5.4 billion from the prior year period to $20.9 billion as of June 30, 2023. Profitability at the bank increased compared to the prior year period primarily reflecting increased interest rates along with the trend in deposit growth. The Ameriprise Certificate Company experienced strong growth in the current interest rate environment with client deposits increasing $6.8 billion from the prior year period to $12.1 billion.

Net Revenues
Management and financial advice fees increased $14 million, or 1%, for the three months ended June 30, 2023 compared to the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $6.3 billion, or 1%, compared to the prior year period primarily reflecting net inflows.
Distribution fees increased $27 million, or 5%, for the three months ended June 30, 2023 compared to the prior year period reflecting higher fees on off-balance sheet brokerage cash due to an increase in short-term interest rates.
Net investment income, which excludes net realized investment gains or losses, increased $363 million, for the three months ended June 30, 2023 compared to the prior year period primarily due to higher average invested assets due to growth in bank cash deposits and certificate products and the favorable impact of increasing short-term interest rates, including higher investment yields on the investment portfolios supporting the products.
Banking and deposit interest expense increased $128 million, for the three months ended June 30, 2023 compared to the prior year period primarily due to higher average crediting rates and higher average volumes on certificates and bank cash deposits.
Expenses
General and administrative expense increased $34 million, or 9%, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting higher volume related expenses and investing for business growth.

AMERIPRISE FINANCIAL, INC.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of June 30, 2023:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	68%	67%	77%	87%
Fixed Income	47%	70%	75%	86%
Asset Allocation	65%	51%	75%	90%

4- or 5-star Morningstar rated funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	115	73	93	105
Percent of rated assets	64%	29%	54%	68%
(1) Retail Fund performance rankings for each fund are measured on a consistent basis against the most appropriate peer group or index. Peer groupings of Columbia funds are defined by Lipper category and are based on the Primary Share Class (i.e. Institutional if available, otherwise Advisor or Instl3 share class), net of fees. Peer groupings of Threadneedle funds are defined by either IA or Morningstar index and are based on the Primary Share Class. Comparison to Index are measured gross of fees.
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 100 Columbia funds rated (based on primary share class), 2 received a 5-star Overall Rating and 40 received a 4-star Overall Rating. Out of 151 Threadneedle funds rated (based on highest-rated share class), 13 received a 5-star Overall Rating and 60 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

The following table presents global managed assets by type:					Average (1)		Change
	As of June 30,		Change		Three Months Ended June 30,
	2023	2022			2023	2022
	(in billions)
Equity	$316.1	$306.0	$10.1	3%	$309.6	$336.7	$(27.1)	(8)%
Fixed income	225.5	216.5	9.0	4	223.8	235.6	(11.8)	(5)
Money market	22.4	19.3	3.1	16	22.9	16.5	6.4	39
Alternative	35.1	38.4	(3.3)	(9)	34.9	39.4	(4.5)	(11)
Hybrid and other	17.5	18.0	(0.5)	(3)	17.1	19.5	(2.4)	(12)
Total managed assets	$616.6	$598.2	$18.4	3%	$608.3	$647.7	$(39.4)	(6)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended June 30,
	2023	2022
	(in billions)
Global Retail Funds
Beginning assets	$321.4	$380.0
Inflows	11.5	15.5
Outflows	(16.3)	(23.8)
Net VP/VIT fund flows	(1.2)	(1.0)
Net new flows	(6.0)	(9.3)
Reinvested dividends	1.2	3.5
Net flows	(4.8)	(5.8)
Distributions	(1.6)	(3.8)
Acquired assets (1)	—	—
Market appreciation (depreciation) and other	10.0	(43.1)
Foreign currency translation (1)	2.4	(4.3)
Total ending assets	327.4	323.0

Global Institutional
Beginning assets	286.3	318.6
Inflows (2)	11.6	16.1
Outflows (2)	(12.1)	(13.4)
Net flows	(0.5)	2.7
Acquired assets (1)	—	—
Market appreciation (depreciation) and other (3)	(1.9)	(36.4)
Foreign currency translation (1)	5.3	(9.7)
Total ending assets	289.2	275.2
Total managed assets	$616.6	$598.2

Total net flows	$(5.3)	$(3.1)

Legacy insurance partners net flows (4)	$(1.4)	$(1.2)
(1) Amounts represent local currency to U.S. dollar translation for reporting purposes.
(2) Global Institutional inflows and outflows include net flows from our structured annuity product and Ameriprise Bank.
(3) Included in Market appreciation (depreciation) and other for Global Institutional is the change in affiliated general account balance, excluding net flows related to our structured variable annuity product and Ameriprise Bank.
(4) Legacy insurance partners assets and net flows are included in the rollforwards above.
Total segment AUM increased $8.9 billion, or 1%, during the three months ended June 30, 2023 primarily due to equity market appreciation, partially offset by fixed income market depreciation and net outflows. Net outflows were $5.3 billion in the second quarter of 2023, a $2.2 billion decrease compared to the prior year period.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$699	$777	$(78)	(10)%
Distribution fees	90	100	(10)	(10)
Net investment income	10	—	10	-
Other revenues	9	4	5	NM
Total revenues	808	881	(73)	(8)
Banking and deposit interest expense	—	—	—	-
Total net revenues	808	881	(73)	(8)
Expenses
Distribution expenses	233	252	(19)	(8)
Amortization of deferred acquisition costs	2	3	(1)	(33)
Interest and debt expense	1	1	—	-
General and administrative expense	410	403	7	2
Total expenses	646	659	(13)	(2)
Adjusted operating earnings	$162	$222	$(60)	(27)%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $60 million, or 27%, for the three months ended June 30, 2023 compared to the prior year period primarily due to the cumulative impact from net outflows and lower average fixed income markets, partially offset by equity market appreciation.
Net Revenues
Management and financial advice fees decreased $78 million, or 10%, for the three months ended June 30, 2023 compared to the prior year period primarily due to the cumulative impact from net outflows and lower average fixed income markets, partially offset by higher average equity markets.
Distribution fees decreased $10 million, or 10%, for the three months ended June 30, 2023 compared to the prior year period reflecting the cumulative impact from net outflows.
Net investment income increased $10 million, for the three months ended June 30, 2023 compared to the prior year period primarily driven by higher interest rates.
Expenses
Distribution expenses decreased $19 million, or 8%, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting the cumulative impact from net outflows.
General and administrative expense increased $7 million, or 2%, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting the unfavorable change in the mark-to-market impact on share-based compensation expense.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$185	$197	$(12)	(6)%
Distribution fees	100	107	(7)	(7)
Net investment income	203	124	79	64
Premiums, policy and contract charges	368	328	40	12
Other revenues	2	4	(2)	(50)
Total revenues	858	760	98	13
Banking and deposit interest expense	—	—	—	-
Total net revenues	858	760	98	13
Expenses
Distribution expenses	120	118	2	2
Interest credited to fixed accounts	94	96	(2)	(2)
Benefits, claims, losses and settlement expenses	188	108	80	74
Remeasurement (gains) losses of future policy benefit reserves	(4)	(3)	(1)	(33)
Change in fair value of market risk benefits	123	129	(6)	(5)
Amortization of deferred acquisition costs	57	61	(4)	(7)
Interest and debt expense	12	9	3	33
General and administrative expense	79	74	5	7
Total expenses	669	592	77	13
Adjusted operating earnings	$189	$168	$21	13%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $21 million, or 13%, for the three months ended June 30, 2023 compared to prior year period.
Variable annuity account balances increased 4% to $78.5 billion as of June 30, 2023 compared to the prior year period due to market appreciation, partially offset by net outflows of $2.6 billion. Variable annuity sales decreased 17% compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees. Account values with living benefit riders declined to 56% as of June 30, 2023 compared to 59% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Management and financial advice fees decreased $12 million, or 6%, for the three months ended June 30, 2023 compared to the prior year period primarily due to the cumulative impact from net outflows.
Distribution fees decreased $7 million, or 7%, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting the cumulative impact from net outflows.
Net investment income, which excludes net realized investment gains or losses, increased $79 million, or 64%, for the three months ended June 30, 2023 compared to the prior year period primarily due to higher interest rates, investment portfolio repositioning resulting in higher yields and increased SVA balances.
Premiums, policy and contract charges increased $40 million, or 12%, for the three months ended June 30, 2023 compared to the prior year period due to higher sales of life contingent payout annuities.
Expenses
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $80 million, or 74%, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting the impact of higher sales of life contingent payout annuities and increased volume in SVAs.

AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended June 30,		Change
	2023	2022
	(in millions)
Revenues
Net investment income	$76	$39	$37	95%
Premiums, policy and contract charges	23	24	(1)	(4)
Other revenues	52	56	(4)	(7)
Total revenues	151	119	32	27
Banking and deposit interest expense	3	—	3	-
Total net revenues	148	119	29	24
Expenses
Distribution expenses	(2)	(3)	1	33
Interest credited to fixed accounts	57	60	(3)	(5)
Benefits, claims, losses and settlement expenses	58	58	—	-
Remeasurement (gains) losses of future policy benefit reserves	4	4	—	-
Amortization of deferred acquisition costs	2	3	(1)	(33)
Interest and debt expense	29	15	14	93
General and administrative expense	60	41	19	46
Total expenses	208	178	30	17
Adjusted operating loss	$(60)	$(59)	$(1)	(2)%
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $1 million for the three months ended June 30, 2023 compared to the prior year period.
LTC insurance had a pretax adjusted operating earnings of $1 million for the three months ended June 30, 2023 compared to pretax adjusted operating loss of $6 million for the prior year period primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions compared to the prior year period.
FA business had a pretax adjusted operating loss of $5 million for the three months ended June 30, 2023 compared to a pretax adjusted operating loss of $5 million for the prior year period. Fixed deferred annuity account balances declined 10% to $6.7 billion as of June 30, 2023 compared to the prior year period as policies continue to lapse and we previously discontinued new sales of fixed deferred annuities.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, integration and restructuring charges, and the impact of consolidating CIEs, increased $37 million, or 95%, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions and a $12 million benefit in our affordable housing partnerships.
Expenses
Interest and debt expense increased $14 million, or 93%, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting the issuance of $750 million of unsecured senior notes in March 2023.
General and administrative expense increased $19 million, or 46%, for the three months ended June 30, 2023 compared to the prior year period primarily reflecting the unfavorable mark-to-market impact on share-based compensation expense.

AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Six Months Ended June 30, 2023 and 2022
The following table presents our consolidated results of operations:

	Six Months Ended June 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$4,336	$4,736	$(400)	(8)%
Distribution fees	999	905	94	10
Net investment income	1,509	548	961	NM
Premiums, policy and contract charges	745	680	65	10
Other revenues	263	247	16	6
Total revenues	7,852	7,116	736	10
Banking and deposit interest expense	234	5	229	NM
Total net revenues	7,618	7,111	507	7
Expenses
Distribution expenses	2,474	2,539	(65)	(3)
Interest credited to fixed accounts	325	286	39	14
Benefits, claims, losses and settlement expenses	628	(164)	792	NM
Remeasurement (gains) losses of future policy benefit reserves	(5)	(5)	—	-
Change in fair value of market risk benefits	390	619	(229)	(37)
Amortization of deferred acquisition costs	123	132	(9)	(7)
Interest and debt expense	156	84	72	86
General and administrative expense	1,904	1,841	63	3
Total expenses	5,995	5,332	663	12
Pretax income	1,623	1,779	(156)	(9)
Income tax provision	316	340	(24)	(7)
Net income	$1,307	$1,439	$(132)	(9)%
NM Not Meaningful.
Overall
Pretax income decreased $156 million, or 9%, for the six months ended June 30, 2023 compared to the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $348 million for the six months ended June 30, 2023 compared to a benefit of $161 million for the prior year period.
•A negative impact from lower average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, decreased 4% in the six months ended June 30, 2023 compared to the prior year period. The ending WEI increased 16% compared to the prior year. The average S&P 500 index was 4% lower in the quarter compared to the prior year period.
•A $21 million unfavorable impact of lower asset management net performance fees.
•A favorable impact from the recent trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in our insurance business in the fourth quarter of 2022, along with higher balances in bank and certificate products.
Net Revenues
Management and financial advice fees decreased $400 million, or 8%, for the six months ended June 30, 2023 compared to the prior year period reflecting market depreciation, the cumulative impact of Asset Management net outflows and a decrease in performance fees of $53 million, partially offset by continued wrap account net inflows.
Distribution fees increased $94 million, or 10%, for the six months ended June 30, 2023 compared to the prior year period due to $140 million of higher fees on off-balance sheet brokerage cash due to an increase in short-term interest rates, partially offset by market depreciation.

AMERIPRISE FINANCIAL, INC.
Net investment income increased $961 million for the six months ended June 30, 2023 compared to the prior year period primarily reflecting:
•The favorable impact of growth in Ameriprise Bank customer deposits and certificate business as a result of the market environment and our strategic decision to invest in these businesses.
•The favorable impact of the recent trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in our insurance business in the fourth quarter of 2022.
•The favorable impact of higher net investment income of CIEs.
Premiums, policy and contract charges increased $65 million, or 10%, for the six months ended June 30, 2023 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Banking and deposit interest expense increased $229 million for the six months ended June 30, 2023 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and Ameriprise Bank cash deposits.
Expenses
Distribution expenses decreased $65 million, or 3%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting the cumulative impact of net retail outflows in Asset Management and lower advisor compensation due to a decrease in average wrap account balances from market depreciation.
Interest credited to fixed accounts increased $39 million, or 14%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting the following items:
•A $52 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $8 million for the six months ended June 30, 2023 compared to a favorable impact of $60 million for the prior year period.
•A $4 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $31 million for the six months ended June 30, 2023 compared to an expense of $35 million for the prior year period. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior period, which reflected higher option costs due to a higher new money rate, offset by less discounting due to higher Treasury rates.
Benefits, claims, losses and settlement expenses increased $792 million, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting the following items:
•A $645 million increase in expense from market impacts on SVA embedded derivative, net of hedges in place to offset those risks. This increase was the result of a favorable $792 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $1.4 billion change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in an expense for the six months ended June 30, 2023 compared to a benefit in the prior year period.
•The impact of higher sales of life contingent payout annuities.
•The impact of increased volume in SVAs.
Change in fair value of market risk benefits decreased $229 million, or 37%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting the following item:
•A $208 million decrease in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This decrease was the result of a favorable $554 million change in the market impact on variable annuity guaranteed benefits reserves and an unfavorable $346 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the six months ended June 30, 2023 compared to an expense in the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the six months ended June 30, 2023 compared to a benefit in the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the six months ended June 30, 2023 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the six months ended June 30, 2023 compared to the prior year period.
Interest and debt expense increased $72 million, or 86%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting higher interest expense of CIEs and the issuance of $750 million of unsecured senior notes in March 2023.

AMERIPRISE FINANCIAL, INC.
General and administrative expense increased $63 million, or 3%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting higher volume related expenses and investments for business growth, $11 million of higher integration related expenses and an unfavorable change in the mark-to-market impact on share-based compensation. A portion of the higher integration related expenses was driven by the consolidation of the majority of our London-based teams into a single location following the acquisition of the BMO Global Asset Management (EMEA) business.
Income Taxes
Our effective tax rate was 19.5% for the six months ended June 30, 2023 compared to 19.1% for the prior year period. See Note 17 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Six Months Ended June 30, 2023 and 2022
The following table presents summary financial information by segment:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Advice & Wealth Management
Net revenues	$4,608	$4,098
Expenses	3,184	3,166
Adjusted operating earnings	$1,424	$932
Asset Management
Net revenues	$1,607	$1,898
Expenses	1,280	1,391
Adjusted operating earnings	$327	$507
Retirement & Protection Solutions
Net revenues	$1,682	$1,528
Expenses	1,299	1,185
Adjusted operating earnings	$383	$343
Corporate & Other
Net revenues	$274	$235
Expenses	408	376
Adjusted operating loss	$(134)	$(141)
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the six months ended June 30:

	2023	2022
	(in billions)
Beginning balance	$412.1	$464.7
Net flows	11.9	14.8
Market appreciation (depreciation) and other	30.7	(80.2)
Ending balance	$454.7	$399.3

Advisory wrap account assets ending balance (1)	$449.9	$395.1
Average advisory wrap account assets (2)	$425.7	$435.7
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the six months ended June 30, 2023 and 2022.
Ending wrap account assets increased $42.6 billion, or 10%, to $454.7 billion during the six months ended June 30, 2023 due to market appreciation and other of $30.7 billion and net inflows of $11.9 billion. Average advisory wrap account assets decreased $10.0 billion, or 2%, compared to the prior year period primarily reflecting year over year market depreciation, partially offset by net inflows.

AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$2,653	$2,720	$(67)	(2)%
Distribution fees	1,162	1,071	91	8
Net investment income	892	198	694	NM
Other revenues	135	114	21	18
Total revenues	4,842	4,103	739	18
Banking and deposit interest expense	234	5	229	NM
Total net revenues	4,608	4,098	510	12
Expenses
Distribution expenses	2,369	2,417	(48)	(2)
Interest and debt expense	13	5	8	NM
General and administrative expense	802	744	58	8
Total expenses	3,184	3,166	18	1
Adjusted operating earnings	$1,424	$932	$492	53%
NM Not Meaningful.
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $492 million, or 53%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting higher short-term interest rates and growth in bank cash deposits and certificate products along with the cumulative impact of client net flows, partially offset by market depreciation. Pretax adjusted operating margin was 30.9% for the for the six months ended June 30, 2023 compared to 22.7% for the prior year period.
Net Revenues
Management and financial advice fees decreased $67 million, or 2%, for the six months ended June 30, 2023 compared to the prior year period primarily due to lower average wrap account assets. Average advisory wrap account assets decreased $10.0 billion, or 2%, compared to the prior year period primarily reflecting market depreciation, partially offset by continued net inflows.
Distribution fees increased $91 million, or 8%, for the six months ended June 30, 2023 compared to the prior year period reflecting $140 million of higher fees on off-balance sheet brokerage cash, primarily due to an increase in short-term interest rates, partially offset by market depreciation.
Net investment income, which excludes net realized investment gains or losses, increased $694 million, for the six months ended June 30, 2023 compared to the prior year period primarily due to higher average invested assets due to increased bank and certificate deposits and the favorable impact of increased short-term interest rates, including higher investment yields on the investment portfolio supporting the bank and certificate products.
Banking and deposit interest expense increased $229 million for the six months ended June 30, 2023 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and bank cash deposits.
Expenses
Distribution expenses decreased $48 million, or 2%, for the six months ended June 30, 2023 compared to the prior year period reflecting lower asset-based advisor compensation from lower average wrap account assets, partially offset by increased investments in recruiting experienced advisors.
Interest and debt expense increased $8 million for the six months ended June 30, 2023 compared to the prior year period due to the increase in capital supporting the growth in the bank and certificate products.
General and administrative expense increased $58 million, or 8%, for the six months ended June 30, 2023 compared to the prior year period primarily due to higher volume related expenses and investments for business growth.

AMERIPRISE FINANCIAL, INC.
Asset Management

The following table presents global managed assets by type:					Average (1)		Change
	As of June 30,		Change		Six Months Ended June 30,
	2023	2022			2023	2022
	(in billions)
Equity	$316.1	$306.0	$10.1	3%	$309.1	$357.0	$(47.9)	(13)%
Fixed income	225.5	216.5	9.0	4	220.2	250.6	(30.4)	(12)
Money market	22.4	19.3	3.1	16	22.6	14.3	8.3	58
Alternative	35.1	38.4	(3.3)	(9)	34.8	39.6	(4.8)	(12)
Hybrid and other	17.5	18.0	(0.5)	(3)	17.0	20.9	(3.9)	(19)
Total managed assets	$616.6	$598.2	$18.4	3%	$603.7	$682.4	$(78.7)	(12)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.
The following table presents the changes in global managed assets:

	Six Months Ended June 30,
	2023	2022
	(in billions)
Global Retail Funds
Beginning assets	$309.3	$409.4
Inflows	23.6	37.3
Outflows	(32.7)	(47.0)
Net VP/VIT fund flows	(2.4)	(2.1)
Net new flows (1)	(11.5)	(11.8)
Reinvested dividends	2.1	4.1
Net flows	(9.4)	(7.7)
Distributions	(2.6)	(4.6)
Market appreciation (depreciation) and other	26.0	(68.9)
Foreign currency translation (2)	4.1	(5.2)
Total ending assets	327.4	323.0

Global Institutional
Beginning assets	274.7	344.7
Inflows (3)	24.4	28.8
Outflows (3)	(22.8)	(24.9)
Net flows (1)	1.6	3.9
Market appreciation (depreciation) and other (4)	4.5	(58.1)
Foreign currency translation (2)	8.4	(15.3)
Total ending assets	289.2	275.2

Total managed assets	$616.6	$598.2
Total net flows	$(7.8)	$(3.8)

Legacy insurance partners net flows (5)	$(2.2)	$(1.9)
(1) First quarter 2022 net flows included $2.5 billion of retail and $0.1 billion of institutional net flows from the U.S. asset transfer in connection with our acquisition of the BMO Global Asset Management (EMEA) business.
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

AMERIPRISE FINANCIAL, INC.
Total segment AUM increased $32.6 billion, or 6%, during the six months ended June 30, 2023 primarily due to equity market appreciation. Net outflows were $7.8 billion for the six months ended June 30, 2023, a decrease of $4.0 billion compared to the prior year period.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$1,393	$1,675	$(282)	(17)%
Distribution fees	180	211	(31)	(15)
Net investment income	19	4	15	NM
Other revenues	15	8	7	88
Total revenues	1,607	1,898	(291)	(15)
Banking and deposit interest expense	—	—	—	-
Total net revenues	1,607	1,898	(291)	(15)
Expenses
Distribution expenses	463	529	(66)	(12)
Amortization of deferred acquisition costs	3	6	(3)	(50)
Interest and debt expense	3	2	1	50
General and administrative expense	811	854	(43)	(5)
Total expenses	1,280	1,391	(111)	(8)
Adjusted operating earnings	$327	$507	$(180)	(36)%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $180 million, or 36%, for the six months ended June 30, 2023 compared to the prior year period primarily due to equity and fixed income market depreciation, the cumulative impact of net outflows and lower performance fees.
Net Revenues
Management and financial advice fees decreased $282 million, or 17%, for the six months ended June 30, 2023 compared to the prior year period primarily due to the cumulative impact from net outflows, equity and fixed income market depreciation, and a decrease in performance fees of $53 million.
Distribution fees decreased $31 million, or 15%, for the six months ended June 30, 2023 compared to the prior year period primarily due to market depreciation and the cumulative impact from net outflows.
Net investment income increased $15 million, for the six months ended June 30, 2023 compared to the prior year period primarily driven by higher interest rates.
Expenses
Distribution expenses decreased $66 million, or 12%, for the six months ended June 30, 2023 compared to the prior year period primarily due to the cumulative impact from net outflows and market depreciation.
General and administrative expense decreased $43 million, or 5%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting lower performance fee related compensation and disciplined expense management.

AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$368	$415	$(47)	(11)%
Distribution fees	197	219	(22)	(10)
Net investment income	398	238	160	67
Premiums, policy and contract charges	714	649	65	10
Other revenues	5	7	(2)	(29)
Total revenues	1,682	1,528	154	10
Banking and deposit interest expense	—	—	—	-
Total net revenues	1,682	1,528	154	10
Expenses
Distribution expenses	230	240	(10)	(4)
Interest credited to fixed accounts	182	192	(10)	(5)
Benefits, claims, losses and settlement expenses	350	217	133	61
Remeasurement (gains) losses of future policy benefit reserves	(7)	(10)	3	30
Change in fair value of market risk benefits	238	260	(22)	(8)
Amortization of deferred acquisition costs	115	120	(5)	(4)
Interest and debt expense	25	18	7	39
General and administrative expense	166	148	18	12
Total expenses	1,299	1,185	114	10
Adjusted operating earnings	$383	$343	$40	12%
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $40 million, or 12%, for the six months ended June 30, 2023 compared to the prior year period.
Net Revenues
Management and financial advice fees decreased $47 million, or 11%, for the six months ended June 30, 2023 compared to the prior year period primarily due to the cumulative impact from net outflows and market depreciation.
Distribution fees decreased $22 million, or 10%, for the six months ended June 30, 2023 compared to the prior year period due to the cumulative impact from net outflows and market depreciation.
Net investment income, which excludes net realized investment gains or losses, increased $160 million, or 67%, for the six months ended June 30, 2023 compared to the prior year period primarily due to higher interest rates, investment portfolio repositioning resulting in higher yields and increased SVA balances.
Premiums, policy and contract charges increased $65 million, or 10%, for the six months ended June 30, 2023 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Expenses
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $133 million, or 61%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting the impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), decreased $22 million, or 8%, for the six months ended June 30, 2023 compared to the prior year period reflecting market depreciation on contractual fees.
General and administrative expense increased $18 million, or 12%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting higher one-time related expenses, timing, and a modest increase in core expenses.

AMERIPRISE FINANCIAL, INC.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Six Months Ended June 30,		Change
	2023	2022
	(in millions)
Revenues
Net investment income	$127	$72	$55	76%
Premiums, policy and contract charges	47	48	(1)	(2)
Other revenues	107	115	(8)	(7)
Total revenues	281	235	46	20
Banking and deposit interest expense	7	—	7	-
Total net revenues	274	235	39	17
Expenses
Distribution expenses	(4)	(4)	—	-
Interest credited to fixed accounts	118	121	(3)	(2)
Benefits, claims, losses and settlement expenses	116	117	(1)	(1)
Remeasurement (gains) losses of future policy benefit reserves	2	5	(3)	(60)
Amortization of deferred acquisition costs	5	6	(1)	(17)
Interest and debt expense	47	31	16	52
General and administrative expense	124	100	24	24
Total expenses	408	376	32	9
Adjusted operating loss	$(134)	$(141)	$7	5%
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $7 million, or 5%, for the six months ended June 30, 2023 compared to the prior year period.
LTC insurance had a pretax adjusted operating earnings of $9 million for the six months ended June 30, 2023 compared to a pretax adjusted operating loss of $11 million for the prior year period primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions compared to the prior year period.
FA business had a pretax adjusted operating loss of $14 million for the six months ended June 30, 2023 compared to a pretax adjusted operating loss of $10 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, increased $55 million, or 76%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions.
Expenses
Interest and debt expense increased $16 million, or 52%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting the issuance of $750 million of unsecured senior notes in March 2023.
General and administrative expense, which excludes integration and restructuring charges, increased $24 million, or 24%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting the unfavorable mark-to-market impact on share-based compensation expense.
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

AMERIPRISE FINANCIAL, INC.
price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 13 to the Consolidated Financial Statements for additional information on our fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of June 30, 2023. As our estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to total equity would be approximately $955 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2023 credit spreads.
Liquidity and Capital Resources
Overview
As of June 30, 2023 and December 31, 2022, we had Available Capital for Capital Adequacy of $5.0 billion and $5.2 billion, respectively. Available Capital for Capital Adequacy best reflects the available capital resources of our core operations.
We maintained substantial liquidity during the six months ended June 30, 2023. At June 30, 2023 and December 31, 2022, we had $7.3 billion and $7.0 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
As of June 30, 2023 and December 31, 2022, the parent company had $895 million and $389 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity at the parent company include a line of credit with an affiliate up to $727 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of June 30, 2023 was $2.1 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At June 30, 2023, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remain in compliance with all such covenants at June 30, 2023.
In addition, we have access to collateralized borrowings, which may include repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of June 30, 2023 and December 31, 2022, we had $8.5 billion and $8.0 billion, respectively, of estimated borrowing capacity under the FHLB facilities, of which $201 million was outstanding as of both June 30, 2023 and December 31, 2022, respectively, and is collateralized with commercial mortgage backed securities. In addition, Ameriprise Bank, FSB maintains access to borrowings from the Federal Reserve which are collateralized with residential mortgage backed securities, commercial mortgage backed securities and corporate debt securities. As of June 30, 2023 and December 31, 2022, we estimated $11.7 billion and $9.0 billion, respectively, of borrowing capacity from the Federal Reserve in addition to the FHLB capacity and there were no outstanding obligations.
There have been no material changes to our contractual obligations disclosed in our 2022 10-K.
We issued $750 million of 5.15% unsecured senior notes on March 9, 2023. See Note 12 to our Consolidated Financial Statements for further information about our long-term debt maturities, including $750 million maturing within the 2023 calendar year.
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

AMERIPRISE FINANCIAL, INC.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
RiverSource Life (1)	$2,653	$3,103	N/A	$571
RiverSource Life of NY (1)	229	320	N/A	40
ACC (3)(4)	691	534	$643	496
TAM UK International Holdings Ltd (5)	354	437	220	214
Ameriprise Bank, FSB (6)	1,694	1,542	1,132	999
AFS (2)(3)	133	90	#	#
Ameriprise Captive Insurance Company (2)	38	38	14	10
Ameriprise Trust Company (2)	58	54	42	38
AEIS (2)(3)	177	208	29	26
RiverSource Distributors, Inc. (2)(3)	12	12	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	20	17	#	#
Columbia Threadneedle Investments UK International Ltd. (5)	359	330	160	152
N/A Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of June 30, 2023 and December 31, 2022.
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
During the six months ended June 30, 2023, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.6 billion (including $400 million from RiverSource Life and $760 million from AMPF Holding Corporation) and contributed cash to its subsidiaries of $204 million. During the six months ended June 30, 2022, the parent holding company received cash dividends or a return of capital from its subsidiaries of $1.4 billion (including $500 million from RiverSource Life) and contributed cash to its subsidiaries of $294 million (including $245 million to Ameriprise Bank, FSB).
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

AMERIPRISE FINANCIAL, INC.
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $284 million and $275 million for the six months ended June 30, 2023 and 2022, respectively. On July 26, 2023, we announced a quarterly dividend of $1.35 per common share. The dividend will be paid on August 18, 2023 to our shareholders of record at the close of business on August 7, 2023.
In January 2022, our Board of Directors authorized us to repurchase up to $3.0 billion for the repurchase of our common stock through March 31, 2024. As of June 30, 2023, we had $0.6 billion remaining under this share repurchase authorization. On July 24, 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. We intend to fund share repurchases through existing excess capital, future free cash flow generation and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the six months ended June 30, 2023, we repurchased a total of 3.2 million shares of our common stock at an average price of $316.40 per share.
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
Operating Activities
Net cash provided by operating activities decreased $201 million to $1.6 billion for the six months ended June 30, 2023 compared to $1.8 billion for the prior year period primarily reflecting higher income taxes paid and decreases in brokerage deposits, partially offset by higher investment income on fixed maturity securities. The higher investment income is driven by higher yields and the growth in Ameriprise Bank customer deposits and certificate business growth.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and in recent quarters is significantly affected by the net flows of our face amount certificates and bank deposit activity.
Net cash used in investing activities increased $1.4 billion to $6.0 billion for the six months ended June 30, 2023 compared to $4.6 billion for the prior year period primarily reflecting a $2.2 billion increase in purchases of Available-for-Sale securities, partially offset by a $441 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities.
Financing Activities
Net cash provided by financing activities increased $1.8 billion to $4.4 billion for the six months ended June 30, 2023 compared to $2.6 billion for the prior year period primarily reflecting a $2.8 billion increase in net cash flows from investment certificates partially offset by a $1.5 billion decrease in the change in banking deposits, net.

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
•statements about the expected trend in the shift to lower-risk products, including the exit from variable annuities with living benefit riders;
•statements about the strategic and regulatory outcomes from the withdrawal of our application to convert Ameriprise Bank to a state-chartered bank and national trust bank;
•statements about the anticipated deposit growth or statements about rising interest rates and the impacts on investment portfolio yield;
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

AMERIPRISE FINANCIAL, INC.
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
Market risk benefits continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the benefits. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. Our comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. We use various options, swaptions, swaps and futures to manage risk exposures. The exposures are measured and monitored daily, and adjustments to the hedge portfolio are made as necessary.
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
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2023 and December 31, 2022:

June 30, 2023
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(306)	$3	$(303)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(1,070)	821	(249)
Indexing feature for structured variable annuities	633	(381)	252
Total variable annuity and structured variable annuity benefits	(437)	440	3
Certificates	2	(2)	—
IUL insurance	48	(51)	(3)
Total	$(693)	$390	$(303)	(2)

AMERIPRISE FINANCIAL, INC.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(57)	$—	$(57)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,461	(1,040)	421
Indexing feature for structured variable annuities	(22)	97	75
Total variable annuity and structured variable annuity benefits	1,439	(943)	496
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	27	—	27
Banking deposits	29	—	29
Brokerage client cash balances	66	—	66
Certificates	(16)	—	(16)
IUL insurance	13	1	14
Total	$1,501	$(942)	$559

December 31, 2022
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(285)	$2	$(283)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(870)	648	(222)
Indexing feature for structured variable annuities	494	(291)	203
Total variable annuity and structured variable annuity benefits	(376)	357	(19)
Certificates	1	(1)	—
IUL insurance	39	(21)	18
Total	$(621)	$337	$(284)	(2)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(53)	$—	$(53)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,484	(1,028)	456
Indexing feature for structured variable annuities	(29)	82	53
Total variable annuity and structured variable annuity benefits	1,455	(946)	509
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	25	—	25
Banking deposits	28	—	28
Brokerage client cash balances	146	—	146
Certificates	(9)	—	(9)
IUL insurance	12	1	13
Total	$1,604	$(945)	$659
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(303) million as of June 30, 2023 and $(283) million as of December 31, 2022, respectively.
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. As of June 30, 2023, the value of our assets under management was $1.0 trillion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We currently only hedge certain equity price risk for this exposure, primarily using futures and swaps. We currently do not hedge any of the interest rate risk for this exposure.
Market Risk Benefits
The total contract value of all variable annuities as of June 30, 2023 was $78.5 billion. See Note 11 for details of the reserves associated with market risk benefits. The changes in fair value of variable annuity market risk benefits are recorded through earnings, with the exception of the portion of the change in fair value due to a change in the Company’s nonperformance risk, which is recognized in other comprehensive income. Fair value is calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.
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
Structured Variable Annuities
Structured variable annuities offer the contractholder the ability to allocate account value to either an account that earns fixed interest (fixed account) or an account that is impacted by the performance of various equity indices (indexed account). Our earnings are based upon the spread between investment income earned and the credits made to the fixed account and benefits reflected in an indexed account of the structured variable annuities. As of June 30, 2023, we had $8.6 billion in liabilities related to structured variable annuities.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an

AMERIPRISE FINANCIAL, INC.
increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $35.7 billion in Policyholder account balances, future policy benefits and claims as of June 30, 2023, $17.5 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. We would expect the recent decline in our portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2025 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $4.9 billion and 4.8%, respectively, as of June 30, 2023. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $19.0 billion and had a weighted average yield of 4.1% as of June 30, 2023. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2023 was approximately 5.6%.
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
See Note 9 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
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
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from 3 to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $35.6 billion in customer deposits as of June 30, 2023, $11.8 billion related to reserves for our fixed rate certificate products.
Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1 thousand to $2 million for terms of 52 weeks, 104 weeks or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in Customer deposits. As of June 30, 2023, we had $224 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial as of June 30, 2023.

AMERIPRISE FINANCIAL, INC.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of June 30, 2023, we had $2.6 billion in liabilities related to the indexed accounts of IUL.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds related to our net investment in Threadneedle, which was approximately £1.3 billion as of June 30, 2023. We also have exposure related to operations in foreign countries to Euros, Indian Rupees and other currencies. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. As of June 30, 2023, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
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

AMERIPRISE FINANCIAL, INC.
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of June 30, 2023, our largest reinsurance credit risks are related to coinsurance treaties with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company and with life insurance subsidiaries of Genworth Financial, Inc.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2023.
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

AMERIPRISE FINANCIAL, INC.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of 2023:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2023
Share repurchase program (1)	299,040	$307.09	299,040	$983,588,441
Employee transactions (2)	3,399	$305.06	N/A	N/A

May 1 to May 31, 2023
Share repurchase program (1)	665,897	$300.30	665,897	$783,619,667
Employee transactions (2)	6,548	$301.83	N/A	N/A

June 1 to June 30, 2023
Share repurchase program (1)	619,091	$322.64	619,091	$583,875,900
Employee transactions (2)	24,226	$320.75	N/A	N/A

Totals
Share repurchase program (1)	1,584,028	$310.31	1,584,028
Employee transactions (2)	34,173	$315.56	N/A
	1,618,201		1,584,028
N/A  Not applicable.
(1) In January 2022, our Board of Directors authorized an expenditure of up to $3.0 billion for the repurchase of our common stock through March 31, 2024. On July 24, 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AMERIPRISE FINANCIAL, INC.

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

10.1*	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 21, 2023, among Ameriprise Financial, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, and Bank of America, N.A., Citibank, N.A., Credit Suisse AG, New York Branch, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, U.S. Bank National Association, The Bank of New York Mellon, Barclays Bank PLC, BNP Paribas, Societe Generale, and BMO Harris Bank N.A, as Lenders.
10.2†*	Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan
10.3†*	Deferred Stock Option Award Certificate - Threadneedle Deferral Plan
10.4†*	Form of Deferred Stock Option Award - Threadneedle Deferral Plan
10.5†*	Ameriprise Financial Long-Term Incentive Award Program Guide
10.6†*	Ameriprise Financial Performance Cash Unit Plan Supplement to the Long-Term Incentive Award Program Guide
10.7†*	Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide
10.8†*	Ameriprise Financial Form of Award Certificate - EMEA Performance Share Unit Plan Award
10.9†*	Ameriprise Financial Form of Award Certificate - Restricted Stock Award
10.10†*	Ameriprise Financial Form of Award Certificate - Restricted Stock Unit Award
10.11†*	Ameriprise Financial Form of Award Certificate - Non-Qualified Stock Option Award
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (iv) Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.
† Management contract or compensation plan or arrangement.

AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	August 8, 2023	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2023	By:	/s/ Dawn M. Brockman
Dawn M. Brockman
Senior Vice President and Controller
(Principal Accounting Officer)