Form 10-Q
period 2023-09-30
AMERIPRISE FINANCIAL INC
filed 2023-11-02
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	AMP	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 20, 2023
Common Stock (par value $0.01 per share)	101,196,192 shares

Index
AMERIPRISE FINANCIAL, INC.
FORM 10-Q

Index
AMERIPRISE FINANCIAL, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$2,287	$2,172	$6,623	$6,908
Distribution fees	463	506	1,462	1,411
Net investment income	809	349	2,318	897
Premiums, policy and contract charges	390	354	1,135	1,034
Other revenues	127	118	390	365
Total revenues	4,076	3,499	11,928	10,615
Banking and deposit interest expense	151	15	385	20
Total net revenues	3,925	3,484	11,543	10,595
Benefits and expenses
Distribution expenses	1,297	1,198	3,771	3,737
Interest credited to fixed accounts	139	157	464	443
Benefits, claims, losses and settlement expenses	120	81	748	(83)
Remeasurement (gains) losses of future policy benefit reserves	(12)	(1)	(17)	(6)
Change in fair value of market risk benefits	168	(321)	558	298
Amortization of deferred acquisition costs	62	58	185	190
Interest and debt expense	84	52	240	136
General and administrative expense	950	925	2,854	2,766
Total benefits and expenses	2,808	2,149	8,803	7,481
Pretax income	1,117	1,335	2,740	3,114
Income tax provision	245	274	561	614
Net income	$872	$1,061	$2,179	$2,500

Earnings per share
Basic	$8.31	$9.60	$20.48	$22.30
Diluted	$8.14	$9.41	$20.08	$21.85
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
	(in millions)
Net income	$872	$1,061	$2,179	$2,500
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(623)	(1,029)	(531)	(3,316)
Net unrealized gains (losses) on derivatives	—	—	2	(1)
Effect of changes in discount rate assumptions on certain long-duration contracts	174	241	168	931
Effect of changes in instrument-specific credit risk on market risk benefits	18	(3)	53	657
Defined benefit plans	—	1	—	1
Foreign currency translation adjustment	(60)	(127)	14	(295)
Total other comprehensive income (loss), net of tax	(491)	(917)	(294)	(2,023)
Total comprehensive income (loss)	$381	$144	$1,885	$477
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022 (1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,010	$6,964
Cash of consolidated investment entities	91	133
Investments (allowance for credit losses: 2023, $21; 2022, $39)	51,995	44,524
Investments of consolidated investment entities, at fair value	2,166	2,354
Market risk benefits	1,644	1,015
Separate account assets	72,354	73,962
Receivables (allowance for credit losses: 2023, $78; 2022, $75)	14,800	15,595
Receivables of consolidated investment entities, at fair value	29	20
Deferred acquisition costs	2,725	2,777
Restricted and segregated cash, cash equivalents and investments	1,569	2,229
Other assets	10,753	9,277
Other assets of consolidated investment entities, at fair value	—	2
Total assets	$165,136	$158,852

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$35,526	$34,132
Market risk benefits	1,525	2,118
Separate account liabilities	72,354	73,962
Customer deposits	36,109	30,775
Short-term borrowings	201	201
Long-term debt	3,557	2,821
Debt of consolidated investment entities, at fair value	2,222	2,363
Accounts payable and accrued expenses	2,307	2,242
Other liabilities	7,473	6,316
Other liabilities of consolidated investment entities, at fair value	37	119
Total liabilities	161,311	155,049
Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 336,610,420 and 335,864,062, respectively)	3	3
Additional paid-in capital	9,744	9,517
Retained earnings	21,670	19,918
Treasury shares, at cost (235,229,154 and 230,585,072 shares, respectively)	(24,752)	(23,089)
Accumulated other comprehensive income (loss), net of tax	(2,840)	(2,546)
Total equity	3,825	3,803
Total liabilities and equity	$165,136	$158,852
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except per share data)
Balances at July 1, 2023	102,793,359	$3	$9,670	$20,941	$(24,185)	$(2,349)	$4,080
Net income	—	—	—	872	—	—	872
Other comprehensive income (loss), net of tax	—	—	—	—	—	(491)	(491)
Dividends to shareholders	—	—	—	(143)	—	—	(143)
Repurchase of common shares	(1,646,485)	—	—	—	(568)	—	(568)
Share-based compensation plans	234,392	—	74	—	1	—	75
Balances at September 30, 2023	101,381,266	$3	$9,744	$21,670	$(24,752)	$(2,840)	$3,825

Balances at July 1, 2022	108,438,618	$3	$9,380	$18,486	$(22,051)	$(1,748)	$4,070
Net income	—	—	—	1,061	—	—	1,061
Other comprehensive income (loss), net of tax	—	—	—	—	—	(917)	(917)
Dividends to shareholders	—	—	—	(141)	—	—	(141)
Repurchase of common shares	(1,931,209)	—	—	—	(509)	—	(509)
Share-based compensation plans	186,202	—	54	—	—	—	54
Balances at September 30, 2022 (1)	106,693,611	$3	$9,434	$19,406	$(22,560)	$(2,665)	$3,618

Balances at January 1, 2023	105,278,990	$3	$9,517	$19,918	$(23,089)	$(2,546)	$3,803
Net income	—	—	—	2,179	—	—	2,179
Other comprehensive income (loss), net of tax	—	—	—	—	—	(294)	(294)
Dividends to shareholders	—	—	—	(427)	—	—	(427)
Repurchase of common shares	(5,277,936)	—	—	—	(1,727)	—	(1,727)
Share-based compensation plans	1,380,212	—	227	—	64	—	291
Balances at September 30, 2023	101,381,266	$3	$9,744	$21,670	$(24,752)	$(2,840)	$3,825

Balances at January 1, 2022	110,861,010	$3	$9,220	$17,322	$(21,066)	$(642)	$4,837
Net income	—	—	—	2,500	—	—	2,500
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,023)	(2,023)
Dividends to shareholders	—	—	—	(416)	—	—	(416)
Repurchase of common shares	(5,655,820)	—	—	—	(1,565)	—	(1,565)
Share-based compensation plans	1,488,421	—	214	—	71	—	285
Balances at September 30, 2022 (1)	106,693,611	$3	$9,434	$19,406	$(22,560)	$(2,665)	$3,618
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022 (1)
	(in millions)
Cash Flows from Operating Activities
Net income	$2,179	$2,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(114)	(11)
Deferred income tax expense (benefit)	106	292
Share-based compensation	138	127
Net realized investment (gains) losses	47	(5)
Net trading (gains) losses	(6)	8
Loss from equity method investments	19	25
Impairments and provision for loan and credit losses	(15)	93
Net (gains) losses of consolidated investment entities	18	5
Changes in operating assets and liabilities:
Restricted and segregated investments	(107)	(246)
Deferred acquisition costs	52	48
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	1,231	324
Derivatives, net of collateral	(431)	465
Receivables	324	(138)
Brokerage deposits	(615)	(168)
Accounts payable and accrued expenses	64	(414)
Current income tax, net	(338)	(61)
Deferred taxes, net	1	10
Other operating assets and liabilities of consolidated investment entities, net	(8)	1
Other, net	(3)	335
Net cash provided by (used in) operating activities	2,542	3,190

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	726	738
Maturities, sinking fund payments and calls	6,660	5,849
Purchases	(15,194)	(15,452)
Proceeds from sales, maturities and repayments of mortgage loans	108	111
Funding of mortgage loans	(187)	(147)
Proceeds from sales, maturities and collections of other investments	115	48
Purchase of other investments	(73)	(75)
Purchase of investments by consolidated investment entities	(347)	(763)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	492	466
Purchase of land, buildings, equipment and software	(134)	(126)
Cash paid for written options with deferred premiums	(59)	(411)
Cash received from written options with deferred premiums	43	141
Cash returned (paid) for acquisition of business, net of cash acquired	—	34
Cash paid for deposit receivables	(30)	(34)
Cash received for deposit receivables	579	393
Other, net	(41)	(13)
Net cash provided by (used in) investing activities	$(7,342)	$(9,241)
See Notes to Consolidated Financial Statements.

Index
AMERIPRISE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Nine Months Ended September 30,
	2023	2022 (1)
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$8,572	$3,844
Maturities, withdrawals and cash surrenders	(5,279)	(2,942)
Policyholder account balances:
Deposits and other additions	1,033	766
Net transfers from (to) separate accounts	(89)	(128)
Surrenders and other benefits	(1,539)	(989)
Change in banking deposits, net	2,666	7,173
Cash paid for purchased options with deferred premiums	(49)	(159)
Cash received from purchased options with deferred premiums	251	230
Issuance of long-term debt, net of issuance costs	741	495
Repayments of long-term debt	(8)	(507)
Dividends paid to shareholders	(414)	(401)
Repurchase of common shares	(1,660)	(1,490)
Borrowings of consolidated investment entities	—	341
Repayments of debt by consolidated investment entities	(197)	(1)
Other, net	2	(19)
Net cash provided by (used in) financing activities	4,030	6,213
Effect of exchange rate changes on cash	6	(116)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(764)	46
Cash and cash equivalents, including amounts restricted, at beginning of period	8,755	9,569
Cash and cash equivalents, including amounts restricted, at end of period	$7,991	$9,615

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$438	$89
Interest paid by consolidated investment entities	132	49
Income taxes paid, net	796	367
Leased assets obtained in exchange for operating lease liabilities	58	42

	September 30, 2023	December 31, 2022
	(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents	$7,010	$6,964
Cash of consolidated investment entities	91	133
Restricted and segregated cash, cash equivalents and investments	1,569	2,229
Less: Restricted and segregated investments	(679)	(571)
Total cash and cash equivalents including amounts restricted per consolidated statements of cash flows	$7,991	$8,755
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
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
On July 13, 2023, the Company announced that it withdrew its application to convert Ameriprise Bank, FSB (“Ameriprise Bank”) to a state-chartered industrial bank and its application to establish a new limited purpose national trust bank. Ameriprise Bank will continue to operate as it does today, regulated by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than disclosed in Note 12, no other subsequent events or transactions requiring recognition or disclosure were identified.
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
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Guarantees accounted for as market risk benefits include guaranteed minimum death benefit (“GMDB”), guaranteed minimum income benefit (“GMIB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”). If a contract contains multiple market risk benefits, those market risk benefits are bundled together as a single compound market risk benefit.
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

Index
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

Index
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
Assumptions utilized in the net premium approach, including mortality, morbidity and terminations, are reviewed as part of experience studies at least annually or more frequently if suggested by evidence. Expense assumptions and actual expenses are updated within the net premium calculation consistent with other policyholder assumptions.
The updated cash flows used in the calculation are discounted using a forward rate curve. The discount rate represents an upper-medium-grade (i.e., low credit risk) fixed-income instrument yield (i.e., an A rating) that reflects the duration characteristics of the

Index
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

Index
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
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts (ASU 2018-12). The guidance changes elements of the measurement models and disclosure requirements for an insurer’s long-duration insurance contract benefits and acquisition costs by expanding the use of fair value accounting to certain contract benefits, requiring updates, if any, and at least annually, to assumptions used to measure liabilities for future policy benefits, changing the amortization pattern of deferred acquisition costs to a constant-level basis and removing certain shadow adjustments previously recorded in accumulated other comprehensive income (loss) (“AOCI”). Adoption of the accounting standard did not impact overall cash flows, insurance subsidiaries’ dividend capacity, or regulatory capital requirements.
When the Company adopted the standard effective January 1, 2023 with a transition date of January 1, 2021 (the “transition date”), opening equity was adjusted for the adoption impacts to retained earnings and AOCI and prior periods presented (i.e. 2021 and 2022) were restated. The adoption impact as of January 1, 2021 was a reduction in total equity of $1.9 billion, of which $0.9 billion and $1.0 billion were reflected in retained earnings and AOCI, respectively.

Index
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the effects of the adoption of the above new accounting standard to the Company’s previously reported Consolidated Statements of Operations:

	Three Months Ended September 30,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions, except per share amounts)
Revenues
Distribution fees	$506	$—	$506	$458	$(3)	$455
Premiums, policy and contract charges	361	(7)	354	(805)	(1)	(806)
Total revenues	3,506	(7)	3,499	2,906	(4)	2,902
Total net revenues	3,491	(7)	3,484	2,903	(4)	2,899
Benefits and expenses
Distribution expenses	1,195	3	1,198	1,285	4	1,289
Benefits, claims, losses and settlement expenses	370	(289)	81	(719)	(267)	(986)
Remeasurement (gains) losses of future policy benefit reserves	—	(1)	(1)	—	(2)	(2)
Change in fair value of market risk benefits	—	(321)	(321)	—	341	341
Amortization of deferred acquisition costs	107	(49)	58	9	54	63
Total expenses	2,806	(657)	2,149	1,633	130	1,763
Pretax income	685	650	1,335	1,270	(134)	1,136
Income tax provision	137	137	274	239	(29)	210
Net income	$548	$513	$1,061	$1,031	$(105)	$926

Earnings per share
Basic	$4.96	$4.64	$9.60	$8.86	$(0.90)	$7.96
Diluted	$4.86	$4.55	$9.41	$8.65	$(0.88)	$7.77

	Nine Months Ended September 30,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions, except per share amounts)
Revenues
Distribution fees	$1,410	$1	$1,411	$1,368	$(3)	$1,365
Premiums, policy and contract charges	1,094	(60)	1,034	(94)	(33)	(127)
Total revenues	10,674	(59)	10,615	9,681	(36)	9,645
Total net revenues	10,654	(59)	10,595	9,671	(36)	9,635
Benefits and expenses
Distribution expenses	3,728	9	3,737	3,693	10	3,703
Benefits, claims, losses and settlement expenses	663	(746)	(83)	338	(816)	(478)
Remeasurement (gains) losses of future policy benefit reserves	—	(6)	(6)	—	(47)	(47)
Change in fair value of market risk benefits	—	298	298	—	(135)	(135)
Amortization of deferred acquisition costs	355	(165)	190	77	117	194
Total expenses	8,091	(610)	7,481	7,187	(871)	6,316
Pretax income	2,563	551	3,114	2,484	835	3,319
Income tax provision	498	116	614	425	177	602
Net income	$2,065	$435	$2,500	$2,059	$658	$2,717

Earnings per share
Basic	$18.42	$3.88	$22.30	$17.42	$5.57	$22.99
Diluted	$18.05	$3.80	$21.85	$17.03	$5.44	$22.47

Index
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
The adoption of the standard did not affect the previously reported totals for net cash flows provided by (used in) operating, investing, or financing activities.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
4. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Three Months Ended September 30, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$499	$—	$—	$499	$—	$499
Institutional	—	165	—	—	165	—	165
Advisory fees	1,228	—	—	—	1,228	—	1,228
Financial planning fees	102	—	—	—	102	—	102
Transaction and other fees	94	50	14	—	158	—	158
Total management and financial advice fees	1,424	714	14	—	2,152	—	2,152
Distribution fees:
Mutual funds	184	53	—	—	237	—	237
Insurance and annuity	226	39	82	—	347	—	347
Off-balance sheet brokerage cash	58	—	—	—	58	—	58
Other products	84	—	—	—	84	—	84
Total distribution fees	552	92	82	—	726	—	726
Other revenues	57	2	—	—	59	—	59
Total revenue from contracts with customers	2,033	808	96	—	2,937	—	2,937
Revenue from other sources (1)	525	18	780	149	1,472	13	1,485
Total segment gross revenues	2,558	826	876	149	4,409	13	4,422
Banking and deposit interest expense	(151)	—	—	(6)	(157)	—	(157)
Total segment net revenues	2,407	826	876	143	4,252	13	4,265
Elimination of intersegment revenues	(217)	(21)	(104)	5	(337)	(3)	(340)
Total net revenues	$2,190	$805	$772	$148	$3,915	$10	$3,925

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$509	$—	$—	$509	$—	$509
Institutional	—	159	—	—	159	—	159
Advisory fees	1,107	—	—	—	1,107	—	1,107
Financial planning fees	97	—	—	—	97	—	97
Transaction and other fees	93	51	15	—	159	—	159
Total management and financial advice fees	1,297	719	15	—	2,031	—	2,031
Distribution fees:
Mutual funds	180	56	—	—	236	—	236
Insurance and annuity	205	40	84	—	329	—	329
Off-balance sheet brokerage cash (2)	110	—	—	—	110	—	110
Other products	84	—	—	—	84	—	84
Total distribution fees	579	96	84	—	759	—	759
Other revenues	51	1	—	—	52	—	52
Total revenue from contracts with customers	1,927	816	99	—	2,842	—	2,842
Revenue from other sources (1)	225	7	684	117	1,033	(55)	978
Total segment gross revenues	2,152	823	783	117	3,875	(55)	3,820
Banking and deposit interest expense	(15)	—	—	(2)	(17)	—	(17)
Total segment net revenues	2,137	823	783	115	3,858	(55)	3,803
Elimination of intersegment revenues	(202)	(14)	(101)	1	(316)	(3)	(319)
Total net revenues	$1,935	$809	$682	$116	$3,542	$(58)	$3,484

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,480	$—	$—	$1,480	$—	$1,480
Institutional	—	474	—	—	474	—	474
Advisory fees	3,491	—	—	—	3,491	—	3,491
Financial planning fees	307	—	—	—	307	—	307
Transaction and other fees	279	146	42	—	467	—	467
Total management and financial advice fees	4,077	2,100	42	—	6,219	—	6,219
Distribution fees:
Mutual funds	538	156	—	—	694	—	694
Insurance and annuity	659	116	244	—	1,019	—	1,019
Off-balance sheet brokerage cash	268	—	—	—	268	—	268
Other products	249	—	—	—	249	—	249
Total distribution fees	1,714	272	244	—	2,230	—	2,230
Other revenues	174	14	—	—	188	—	188
Total revenue from contracts with customers	5,965	2,386	286	—	8,637	—	8,637
Revenue from other sources (1)	1,435	47	2,272	430	4,184	113	4,297
Total segment gross revenues	7,400	2,433	2,558	430	12,821	113	12,934
Banking and deposit interest expense	(385)	—	—	(13)	(398)	—	(398)
Total segment net revenues	7,015	2,433	2,558	417	12,423	113	12,536
Elimination of intersegment revenues	(629)	(57)	(310)	12	(984)	(9)	(993)
Total net revenues	$6,386	$2,376	$2,248	$429	$11,439	$104	$11,543

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,696	$—	$—	$1,696	$—	$1,696
Institutional	—	527	—	—	527	—	527
Advisory fees	3,442	—	—	—	3,442	—	3,442
Financial planning fees	293	—	—	—	293	—	293
Transaction and other fees	282	160	46	—	488	—	488
Total management and financial advice fees	4,017	2,383	46	—	6,446	—	6,446
Distribution fees:
Mutual funds	570	179	—	—	749	—	749
Insurance and annuity	642	128	267	—	1,037	—	1,037
Off-balance sheet brokerage cash (2)	180	—	—	—	180	—	180
Other products	258	—	—	—	258	—	258
Total distribution fees	1,650	307	267	—	2,224	—	2,224
Other revenues	158	7	—	—	165	—	165
Total revenue from contracts with customers	5,825	2,697	313	—	8,835	—	8,835
Revenue from other sources (1)	430	24	1,998	352	2,804	(9)	2,795
Total segment gross revenues	6,255	2,721	2,311	352	11,639	(9)	11,630
Banking and deposit interest expense	(20)	—	—	(2)	(22)	—	(22)
Total segment net revenues	6,235	2,721	2,311	350	11,617	(9)	11,608
Elimination of intersegment revenues	(651)	(37)	(318)	1	(1,005)	(8)	(1,013)
Total net revenues	$5,584	$2,684	$1,993	$351	$10,612	$(17)	$10,595
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

Index
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $156 million and $160 million as of September 30, 2023 and December 31, 2022, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets and were $126 million and $129 million as of September 30, 2023 and December 31, 2022, respectively.
Transaction and Other Fees
The Company earns revenue for providing customer support, shareholder and administrative services (including transfer agent services) for affiliated mutual funds and networking, sub-accounting and administrative services for unaffiliated mutual funds. The Company also receives revenue for providing custodial services and account maintenance services on brokerage and retirement accounts that are not included in an advisory relationship. Transfer agent and administrative revenue is earned based on either a fixed rate applied, as a percentage, to assets under management or an annual fixed fee for each fund position. Networking and sub-accounting revenue is earned based on either an annual fixed fee for each account or an annual fixed fee for each fund position. Custodial and account maintenance revenue is generally earned based on a quarterly or annual fixed fee for each account. Each of the customer support and administrative services performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. Transaction and other fees (other than custodial service fees) are invoiced or charged to brokerage accounts on a monthly or quarterly basis. Custodial service fees are invoiced or charged to brokerage accounts on an annual basis. Contract liabilities for custodial service fees, which are included in Other liabilities, were $13 million and nil as of September 30, 2023 and December 31, 2022, respectively.
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

Index
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
Contract Costs Asset
The Company has an asset of $27 million and $33 million as of September 30, 2023 and December 31, 2022, respectively, related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $504 million and $537 million as of September 30, 2023 and December 31, 2022, respectively.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $24 million and $30 million as of September 30, 2023 and December 31, 2022, respectively.
CLOs
CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk

Index
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both September 30, 2023 and December 31, 2022. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Property Funds
The Company provides investment advice and related services to property funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of the property funds. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in property funds is reflected in other investments and was $63 million and $57 million as of September 30, 2023 and December 31, 2022, respectively.
Hedge Funds and other Private Funds
The Company does not consolidate hedge funds and other private funds which are sponsored by the Company and considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services and the Company does not have a significant economic interest in any fund. The Company’s maximum exposure to loss with respect to its investment in these entities is limited to its carrying value. The carrying value of the Company’s investment in these entities is reflected in other investments and was nil as of both September 30, 2023 and December 31, 2022.
Non-U.S. Series Funds
The Company manages non-U.S. series funds, which are considered VIEs. For investment management services, the Company earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company does not consolidate these funds and its maximum exposure to loss is limited to its carrying value. The carrying value of the Company’s investment in these funds is reflected in other investments and was $30 million and $25 million as of September 30, 2023 and December 31, 2022, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $77 million and $92 million as of September 30, 2023 and December 31, 2022, respectively. The Company had a liability of $6 million and $7 million as of September 30, 2023 and December 31, 2022, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

Index
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$39	$—	$39
Common stocks	—	6	—	6
Syndicated loans	—	2,067	54	2,121
Total investments	—	2,112	54	2,166
Receivables	—	29	—	29
Other assets	—	—	—	—
Total assets at fair value	$—	$2,141	$54	$2,195

Liabilities
Debt (1)	$—	$2,222	$—	$2,222
Other liabilities	—	37	—	37
Total liabilities at fair value	$—	$2,259	$—	$2,259

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$35	$—	$35
Common stocks	—	3	—	3
Syndicated loans	—	2,191	125	2,316
Total investments	—	2,229	125	2,354
Receivables	—	20	—	20
Other assets	—	1	1	2
Total assets at fair value	$—	$2,250	$126	$2,376

Liabilities
Debt (1)	$—	$2,363	$—	$2,363
Other liabilities	—	119	—	119
Total liabilities at fair value	$—	$2,482	$—	$2,482
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.4 billion as of September 30, 2023 and December 31, 2022, respectively.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

Syndicated Loans
(in millions)
Balance at July 1, 2023	$67
Purchases	4
Settlements	(1)
Transfers into Level 3	22
Transfers out of Level 3	(38)
Balance at September 30, 2023	$54

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2023	$2

	Common Stocks	Syndicated Loans
	(in millions)
Balance at July 1, 2022	$2	$95
Total gains (losses) included in:
Net income	—	(4)	(1)
Purchases	—	42
Sales	—	(3)
Settlements	—	(1)
Transfers into Level 3	—	61
Transfers out of Level 3	(2)	(25)
Balance at September 30, 2022	$—	$165

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2022	$—	$(5)	(1)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(3)	(1)	—
Purchases	31		—
Sales	(10)		—
Settlements	(16)		—
Transfers into Level 3	82		—
Transfers out of Level 3	(155)		(1)
Balance at September 30, 2023	$54		$—

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2023	$2	(1)	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(7)	(1)	—
Purchases	—	64		—
Sales	—	(4)		—
Settlements	—	(8)		—
Transfers into Level 3	2	173		—
Transfers out of Level 3	(2)	(117)		(3)
Balance at September 30, 2022	$—	$165		$—

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2022	$—	$(5)	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of September 30, 2023 and December 31, 2022 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2023	December 31, 2022
	(in millions)
Syndicated loans
Unpaid principal balance	$2,260	$2,525
Excess unpaid principal over fair value	(139)	(209)
Fair value	$2,121	$2,316

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	13	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	47	48

Debt
Unpaid principal balance	$2,440	$2,636
Excess unpaid principal over fair value	(218)	(273)
Carrying value (1)	$2,222	$2,363
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.4 billion as of September 30, 2023 and December 31, 2022, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and nine months ended September 30, 2023 and 2022.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,222	$2,363	6.6%	5.3%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
The following is a summary of Ameriprise Financial investments:

	September 30, 2023	December 31, 2022
	(in millions)
Available-for-Sale securities, at fair value	$48,193	$40,811
Mortgage loans (allowance for credit losses: 2023, $14; 2022, $12)	2,064	1,987
Policy loans	890	847
Other investments (allowance for credit losses: 2023, $6; 2022, $5)	848	879
Total	$51,995	$44,524
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following is a summary of Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Investment income on fixed maturities	$693	$363	$1,909	$836
Net realized gains (losses)	(37)	(87)	(27)	(82)
Affordable housing partnerships	(5)	(11)	(8)	(37)
Consolidated investment entities	46	33	133	70
Other	112	51	311	110
Total	$809	$349	$2,318	$897
Available-for-Sale securities distributed by type were as follows:

	September 30, 2023
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$12,206	$104	$(1,023)	$—	$11,287
Residential mortgage backed securities	21,090	9	(1,810)	—	19,289
Commercial mortgage backed securities	6,489	4	(452)	—	6,041
Asset backed securities	8,377	13	(91)	—	8,299
State and municipal obligations	728	31	(29)	(1)	729
U.S. government and agency obligations	2,468	—	(2)	—	2,466
Foreign government bonds and obligations	19	—	(2)	—	17
Other securities	66	—	(1)	—	65
Total	$51,443	$161	$(3,410)	$(1)	$48,193

Description of Securities	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$10,361	$180	$(823)	$(20)	$9,698
Residential mortgage backed securities	17,056	37	(1,390)	—	15,703
Commercial mortgage backed securities	6,648	3	(439)	—	6,212
Asset backed securities	6,408	14	(158)	—	6,264
State and municipal obligations	773	53	(27)	(2)	797
U.S. government and agency obligations	2,079	1	(1)	—	2,079
Foreign government bonds and obligations	43	—	(2)	—	41
Other securities	16	1	—	—	17
Total	$43,384	$289	$(2,840)	$(22)	$40,811
As of September 30, 2023 and December 31, 2022, accrued interest of $326 million and $237 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of September 30, 2023 and December 31, 2022, fixed maturity securities comprised approximately 93% and 92%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2023 and December 31, 2022, the Company’s internal analysts rated $278 million and $270 million, respectively, of securities using criteria similar to those used by NRSROs.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$24,795	$23,421	49%	$30,900	$28,980	71%
AA	13,433	12,510	26	1,219	1,249	3
A	2,738	2,655	5	2,080	2,097	5
BBB	10,142	9,291	19	8,524	7,890	19
Below investment grade (1)	335	316	1	661	595	2
Total fixed maturities	$51,443	$48,193	100%	$43,384	$40,811	100%
(1) The amortized cost of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both September 30, 2023 and December 31, 2022. The fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both September 30, 2023 and December 31, 2022. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of September 30, 2023, approximately 82% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities. These issuers were downgraded in the third quarter of 2023 from AAA to AA due to the downgrade of the U.S. Government long-term credit rating. As of December 31, 2022, approximately 30% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of the Company’s total equity as of both September 30, 2023 and December 31, 2022.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	September 30, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	293	$4,854	$(204)	396	$5,053	$(819)	689	$9,907	$(1,023)
Residential mortgage backed securities	230	7,386	(193)	738	10,569	(1,617)	968	17,955	(1,810)
Commercial mortgage backed securities	43	932	(18)	282	4,099	(434)	325	5,031	(452)
Asset backed securities	74	1,770	(9)	122	3,273	(82)	196	5,043	(91)
State and municipal obligations	12	77	(3)	59	140	(26)	71	217	(29)
U.S. government and agency obligations	17	1,148	(2)	1	—	—	18	1,148	(2)
Foreign government bonds and obligations	1	5	—	3	12	(2)	4	17	(2)
Other securities	5	65	(1)	—	—	—	5	65	(1)
Total	675	$16,237	$(430)	1,601	$23,146	$(2,980)	2,276	$39,383	$(3,410)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	457	$5,782	$(458)	108	$1,575	$(365)	565	$7,357	$(823)
Residential mortgage backed securities	589	9,407	(577)	244	4,076	(813)	833	13,483	(1,390)
Commercial mortgage backed securities	249	3,857	(220)	101	1,802	(219)	350	5,659	(439)
Asset backed securities	145	4,413	(86)	31	977	(72)	176	5,390	(158)
State and municipal obligations	48	134	(16)	27	60	(11)	75	194	(27)
U.S. government and agency obligations	13	566	(1)	—	—	—	13	566	(1)
Foreign government bonds and obligations	11	37	(2)	1	1	—	12	38	(2)
Total	1,512	$24,196	$(1,360)	512	$8,491	$(1,480)	2,024	$32,687	$(2,840)
As part of the Company’s ongoing monitoring process, management determined that the increase in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2023 is primarily attributable to the impact of higher interest rates. As of September 30, 2023, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2023 and December 31, 2022, approximately 96% and 95%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at July 1, 2023	$7	$2	$9
Reductions for securities sold during the period (realized)	(7)	(1)	(8)
Balance at September 30, 2023	$—	$1	$1

Balance at July 1, 2022	$—	$1	$1
Additions for which credit losses were not previously recorded	20	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance at September 30, 2022	$20	$2	$22

Balance at January 1, 2023	$20	$2	$22
Reductions for securities sold during the period (realized)	(20)	(1)	(21)
Balance at September 30, 2023	$—	$1	$1

Balance at January 1, 2022	$—	$1	$1
Additions for which credit losses were not previously recorded	20	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance at September 30, 2022	$20	$2	$22

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Gross realized investment gains	$—	$2	$10	$24
Gross realized investment losses	(46)	(6)	(58)	(17)
Credit reversals (losses)	8	(21)	21	(21)
Other impairments	—	(61)	(2)	(67)
Total	$(38)	$(86)	$(29)	$(81)
Previously recorded allowance for credit losses was reversed during the three and nine months ended September 30, 2023 primarily due to the sale of a corporate debt security in the communications industry. Credit losses for the three and nine months ended September 30, 2022 primarily related to recording an allowance for credit losses on a corporate debt security in the communications industry. Other impairments for the nine months ended September 30, 2023 and three and nine months ended September 30, 2022 related to Available-for-Sale securities which the Company intended to sell.
See Note 16 for rollforwards of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of September 30, 2023 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$3,654	$3,638
Due after one year through five years	2,825	2,721
Due after five years through 10 years	3,969	3,440
Due after 10 years	5,039	4,765
	15,487	14,564
Residential mortgage backed securities	21,090	19,289
Commercial mortgage backed securities	6,489	6,041
Asset backed securities	8,377	8,299
Total	$51,443	$48,193
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
7.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2023	$54	$5	$59
Provisions	4	4	8
Charge-offs	(2)	(1)	(3)
Balance at September 30, 2023	$56	$8	$64

Balance at January 1, 2022	$47	$3	$50
Provisions	6	2	8
Charge-offs	—	(1)	(1)
Balance at September 30, 2022	$53	$4	$57
As of September 30, 2023 and December 31, 2022, accrued interest on commercial loans was $19 million and $17 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Purchases and Sales
During the three months ended September 30, 2023 and 2022, the Company purchased $20 million and nil, respectively, of syndicated loans, and sold $1 million and nil, respectively, of syndicated loans. During the nine months ended September 30, 2023 and 2022, the Company purchased $21 million and $57 million, respectively, of syndicated loans, and sold $4 million and $1 million, respectively, of syndicated loans.
During the three months ended September 30, 2023 and 2022, the Company purchased $49 million and $11 million, respectively, of residential mortgage loans. During the nine months ended September 30, 2023 and 2022, the Company purchased $144 million and $34 million, respectively, of residential mortgage loans. The allowance for credit losses for residential mortgage loans was not material as of both September 30, 2023 and December 31, 2022.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $12 million and $11 million as of September 30, 2023 and December 31, 2022, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2023 and December 31, 2022. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both September 30, 2023 and December 31, 2022.
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio:

	September 30, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$25	$27
80% - 100%	—	5	—	2	11	50	68
60% - 80%	19	27	6	14	40	117	223
40% - 60%	7	47	134	53	70	372	683
< 40%	9	32	50	41	81	609	822
Total	$35	$111	$190	$110	$204	$1,173	$1,823

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$3	$39	$46
80% - 100%	7	9	2	20	8	29	75
60% - 80%	39	87	17	52	9	107	311
40% - 60%	48	89	69	90	57	435	788
< 40%	18	12	30	46	85	471	662
Total	$112	$197	$120	$210	$162	$1,081	$1,882
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the nine months ended September 30, 2023, the Company did not have any write-offs of commercial mortgage loans.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions)
East North Central	$192	$201	11%	11%
East South Central	51	54	3	3
Middle Atlantic	113	114	6	6
Mountain	136	129	7	7
New England	22	23	1	1
Pacific	631	638	35	34
South Atlantic	449	479	25	25
West North Central	113	120	6	6
West South Central	116	124	6	7
	1,823	1,882	100%	100%
Less: allowance for credit losses	10	11
Total	$1,813	$1,871
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions)
Apartments	$485	$495	26%	26%
Hotel	13	14	1	1
Industrial	309	321	17	17
Mixed use	66	66	4	4
Office	243	259	13	14
Retail	566	594	31	31
Other	141	133	8	7
	1,823	1,882	100%	100%
Less: allowance for credit losses	10	11
Total	$1,813	$1,871
Syndicated Loans
The investment in syndicated loans as of September 30, 2023 and December 31, 2022 was $160 million and $175 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Syndicated loans past due were not material as of September 30, 2023 and no syndicated loans were past due as of December 31, 2022. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the nine months ended September 30, 2023, the Company did not have any write-offs of syndicated loans.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$1	$—	$—	$—	$—	$1
Risk 4	—	—	—	1	2	—	3
Risk 3	—	—	12	1	2	13	28
Risk 2	14	12	17	3	11	16	73
Risk 1	6	7	11	4	6	21	55
Total	$20	$20	$40	$9	$21	$50	$160

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$1	$—	$—	$—	$—	$—	$1
Risk 4	—	—	—	2	—	2	4
Risk 3	—	9	1	6	5	8	29
Risk 2	8	21	7	12	5	28	81
Risk 1	6	9	4	6	13	22	60
Total	$15	$39	$12	$26	$23	$60	$175
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $7 million and $6 million as of September 30, 2023 and December 31, 2022, respectively. For the nine months ended September 30, 2023, write-offs of advisor loans were not material.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	September 30, 2023
Termination Status	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Active	$327	$325	$157	$114	$84	$175	$1,182
Terminated	—	—	1	2	4	5	12
Total	$327	$325	$158	$116	$88	$180	$1,194

	December 31, 2022
Termination Status	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Active	$359	$178	$133	$99	$76	$158	$1,003
Terminated	—	1	1	2	1	5	10
Total	$359	$179	$134	$101	$77	$163	$1,013
Consumer Loans
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 2% and 1% of total credit card receivables as of September 30, 2023 and December 31, 2022, respectively.
The table below presents the amortized cost basis of credit card receivables by FICO score:

	September 30, 2023	December 31, 2022
	(in millions)
> 800	$29	$32
750 - 799	26	27
700 - 749	29	28
650 - 699	18	17
< 650	7	6
Total	$109	$110
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Margin Loans
The margin loans balance was $1.1 billion and $1.2 billion as of September 30, 2023 and December 31, 2022, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both September 30, 2023 and December 31, 2022, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $523 million and $589 million as of September 30, 2023 and December 31, 2022, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both September 30, 2023 and December 31, 2022, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $6.7 billion and $7.4 billion as of September 30, 2023 and December 31, 2022, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both September 30, 2023 and December 31, 2022.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material during the three and nine months ended September 30, 2023.
8.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in DAC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Pre-adoption balance at December 31, 2020	$1,690	$22	$43	$7	$100	$452
Effect of shadow reserve adjustments	42	4	18	1	31	53
Post-adoption balance at January 1, 2021	1,732	26	61	8	131	505
Capitalization of acquisition costs	111	71	—	—	3	54
Amortization	(147)	(6)	(8)	(1)	(9)	(47)
Balance at December 31, 2021	$1,696	$91	$53	$7	$125	$512

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$108	$(3)	$—	$19	$89	$2,527
Effect of shadow reserve adjustments	149	6	—	—	—	304
Post-adoption balance at January 1, 2021	257	3	—	19	89	2,831
Capitalization of acquisition costs	9	—	1	2	4	255
Amortization	(18)	—	—	(2)	(9)	(247)
Balance at December 31, 2021	$248	$3	$1	$19	$84	$2,839
Other broker dealer acquisition costs						5
Balance at December 31, 2021 including broker dealer acquisition costs						$2,844

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2022	$1,696	$91	$53	$7	$125	$512
Capitalization of acquisition costs	38	73	—	—	1	55
Amortization	(136)	(15)	(8)	(1)	(8)	(46)
Balance at December 31, 2022	$1,598	$149	$45	$6	$118	$521

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2022	$248	$3	$1	$19	$84	$2,839
Capitalization of acquisition costs	5	—	1	1	4	178
Amortization	(17)	—	—	(2)	(9)	(242)
Balance at December 31, 2022	$236	$3	$2	$18	$79	$2,775
Other broker dealer acquisition costs						2
Balance at December 31, 2022 including broker dealer acquisition costs						$2,777

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,598	$149	$45	$6	$118	$521
Capitalization of acquisition costs	17	61	—	—	—	41
Amortization	(96)	(18)	(8)	(1)	(6)	(33)
Balance at September 30, 2023	$1,519	$192	$37	$5	$112	$529

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,775
Capitalization of acquisition costs	3	—	3	1	3	129
Amortization	(12)	—	—	(1)	(6)	(181)
Balance at September 30, 2023	$227	$3	$5	$18	$76	$2,723
Other broker dealer acquisition costs						2
Balance at September 30, 2023 including broker dealer acquisition costs						$2,725

The following tables summarize the balances of and changes in DSIC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$175	$14	$189
Effect of shadow reserve adjustments	8	8	16
Post-adoption balance at January 1, 2021	183	22	205
Capitalization of sales inducement costs	1	—	1
Amortization	(18)	(3)	(21)
Balance at December 31, 2021	$166	$19	$185

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2022	$166	$19	$185
Capitalization of sales inducement costs	1	—	1
Amortization	(16)	(3)	(19)
Balance at December 31, 2022	$151	$16	$167

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$151	$16	$167
Amortization	(12)	(3)	(15)
Balance at September 30, 2023	$139	$13	$152
9.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Policyholder account balances
Policyholder account balances	$26,712	$24,986

Future policy benefits
Reserve for future policy benefits	7,142	7,495
Deferred profit liability	77	62
Additional liabilities for insurance guarantees	1,246	1,186
Other insurance and annuity liabilities	169	177
Total future policy benefits	8,634	8,920
Policy claims and other policyholders’ funds	180	226
Total policyholder account balances, future policy benefits and claims	$35,526	$34,132
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	51	2,217	36	—	67
Policy charges	(7)	—	—	—	—
Surrenders and other benefits	(527)	(100)	(820)	(8)	(87)
Net transfer from (to) separate account liabilities	(18)	—	—	—	—
Other variable account adjustments	—	602	—	—	—
Interest credited	108	1	168	4	5
Balance at September 30, 2023	$4,359	$9,130	$6,183	$308	$456

Weighted-average crediting rate	3.3%	1.7%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,330	$8,586	$6,175	$274	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	93	197	143	—	2,804
Policy charges	(133)	(70)	(90)	—	(300)
Surrenders and other benefits	(53)	(56)	(40)	(29)	(1,720)
Net transfer from (to) separate account liabilities	—	(71)	—	—	(89)
Other variable account adjustments	—	—	—	—	602
Interest credited	39	41	50	13	429
Balance at September 30, 2023	$1,490	$1,561	$2,717	$508	$26,712

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,845	$57,563	$14,607	$142
Cash surrender value (1)	$1,343	$1,060	$2,229	$333

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2022	$4,972	$4,458	$7,251	$323	$527
Contract deposits	146	2,784	55	—	53
Policy charges	(8)	—	—	—	—
Surrenders and other benefits	(450)	(41)	(744)	(17)	(124)
Net transfer from (to) separate account liabilities	(60)	—	—	—	—
Other variable account adjustments	—	(791)	—	—	—
Interest credited	152	—	237	6	15
Balance at December 31, 2022	$4,752	$6,410	$6,799	$312	$471

Weighted-average crediting rate	3.2%	1.1%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,720	$5,986	$6,786	$277	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,602	$1,493	$2,534	$563	$23,723
Contract deposits	134	233	218	(3)	3,620
Policy charges	(178)	(91)	(116)	—	(393)
Surrenders and other benefits	(67)	(70)	(50)	(56)	(1,619)
Net transfer from (to) separate account liabilities	—	(102)	—	—	(162)
Other variable account adjustments	—	—	—	—	(791)
Interest credited	53	57	68	20	608
Balance at December 31, 2022	$1,544	$1,520	$2,654	$524	$24,986

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$9,187	$57,354	$15,043	$149
Cash surrender value (1)	$1,382	$1,054	$2,148	$348
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

September 30, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$66	$149	$32	$6	$1	$254
	2%	–	2.99%	148	—	—	—	—	148
	3%	–	3.99%	2,336	—	—	1	—	2,337
	4%	–	5.00%	1,562	—	—	—	—	1,562
	Total			$4,112	$149	$32	$7	$1	$4,301

Fixed accounts of structured variable annuities	1%	–	1.99%	$1	$19	$3	$1	$—	$24
	2%	–	2.99%	8	—	—	—	—	8
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$9	$19	$3	$1	$—	$32

Fixed annuities	1%	–	1.99%	$116	$455	$221	$21	$8	$821
	2%	–	2.99%	51	4	—	—	—	55
	3%	–	3.99%	2,959	—	—	—	—	2,959
	4%	–	5.00%	2,333	—	—	—	—	2,333
	Total			$5,459	$459	$221	$21	$8	$6,168

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$3	$7	$13	$—	$23
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$3	$7	$13	$—	$23

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	53	1	7	—	—	61
	3%	–	3.99%	860	1	4	3	—	868
	4%	–	5.00%	532	—	—	—	—	532
	Total			$1,445	$2	$11	$3	$—	$1,461

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$3	$4	$—	$26	$33
	2%	–	2.99%	17	8	—	2	5	32
	3%	–	3.99%	125	1	4	4	—	134
	4%	–	5.00%	623	—	—	—	—	623
	Total			$765	$12	$8	$6	$31	$822

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$2	$—	$—	$2
	2%	–	2.99%	128	—	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$128	$—	$2	$—	$—	$130

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	31	—	—	—	—	31
	4%	–	5.00%	301	—	—	—	—	301
	Total			$332	$—	$—	$—	$—	$332

Total	1%	–	1.99%	$183	$629	$269	$41	$35	$1,157
	2%	–	2.99%	405	13	7	2	5	432
	3%	–	3.99%	6,311	2	8	8	—	6,329
	4%	–	5.00%	5,351	—	—	—	—	5,351
	Total			$12,250	$644	$284	$51	$40	$13,269

Percentage of total account values that reset in:
Next 12 months				99.9%	99.1%	99.3%	100.0%	100.0%	99.9%
> 12 months to 24 months				—	0.9	0.6	—	—	0.1
> 24 months				0.1	—	0.1	—	—	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2022
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$169	$102	$18	$—	$—	$289
	2%	–	2.99%	177	—	—	—	—	177
	3%	–	3.99%	2,611	—	—	1	—	2,612
	4%	–	5.00%	1,611	—	—	—	—	1,611
	Total			$4,568	$102	$18	$1	$—	$4,689

Index
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

Index
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
The following tables summarize the balances of and changes in the liability for future policy benefits, including the January 1, 2021 adoption of ASU 2018-12:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$1,536	$633	$530	$5,749	$8,448
Effect of shadow reserve adjustments	(175)	—	—	(566)	(741)
Adjustments for loss contracts (with premiums in excess of gross premiums) under the modified retrospective approach	4	—	—	35	39
Effect of change in deferred profit liability	(43)	—	—	—	(43)
Effect of remeasurement of the liability at the current single A discount rate	215	265	238	1,965	2,683
Post-adoption balance at January 1, 2021	1,537	898	768	7,183	10,386
Less: reinsurance recoverable	—	601	24	3,623	4,248
Post-adoption balance at January 1, 2021, after reinsurance recoverable	$1,537	$297	$744	$3,560	$6,138

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2021	$—	$702	$238	$1,831	$2,771
Beginning balance at original discount rate	—	536	183	1,498	2,217
Effect of changes in cash flow assumptions	—	—	—	(6)	(6)
Effect of actual variances from expected experience	—	56	(35)	(61)	(40)
Adjusted beginning of year balance	$—	$592	$148	$1,431	$2,171
Issuances	38	78	18	—	134
Interest accrual	—	29	9	73	111
Net premiums collected	(38)	(63)	(20)	(184)	(305)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$636	$155	$1,320	$2,111
Effect of changes in discount rate assumptions	—	141	33	227	401
Balance at December 31, 2021	$—	$777	$188	$1,547	$2,512

Present Value of Future Policy Benefits:
Balance at January 1, 2021	$1,537	$1,600	$1,006	$9,014	$13,157
Beginning balance at original discount rate	1,321	1,169	714	6,716	9,920
Effect of changes in cash flow assumptions	—	—	—	(8)	(8)
Effect of actual variances from expected experience	(14)	58	(40)	(124)	(120)
Adjusted beginning of year balance	$1,307	$1,227	$674	$6,584	$9,792
Issuances	39	78	18	—	135
Interest accrual	53	70	39	347	509
Benefit payments	(168)	(120)	(43)	(336)	(667)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,231	$1,255	$688	$6,595	$9,769
Effect of changes in discount rate assumptions	139	343	226	1,755	2,463
Balance at December 31, 2021	$1,370	$1,598	$914	$8,350	$12,232

Adjustment due to reserve flooring	$—	$1	$—	$—	$1

Net liability for future policy benefits	$1,370	$822	$726	$6,803	$9,721
Less: reinsurance recoverable	1,265	558	25	3,443	5,291
Net liability for future policy benefits, after reinsurance recoverable	$105	$264	$701	$3,360	$4,430

Discounted expected future gross premiums	$—	$2,005	$1,158	$1,623	$4,786
Expected future gross premiums	$—	$2,815	$1,395	$1,905	$6,115
Expected future benefit payments	$1,707	$2,159	$1,217	$11,568	$16,651

Weighted average interest accretion rate	4.2%	6.5%	5.9%	5.3%
Weighted average discount rate	2.6%	2.8%	2.8%	2.9%

Weighted average duration of liability (in years)	7	8	9	10

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2022	$—	$777	$188	$1,547	$2,512
Beginning balance at original discount rate	—	636	155	1,320	2,111
Effect of changes in cash flow assumptions	—	1	1	52	54
Effect of actual variances from expected experience	—	47	(22)	(48)	(23)
Adjusted beginning of year balance	$—	$684	$134	$1,324	$2,142
Issuances	42	57	12	—	111
Interest accrual	—	34	7	65	106
Net premiums collected	(42)	(67)	(16)	(169)	(294)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$137	$1,220	$2,065
Effect of changes in discount rate assumptions	—	(22)	(3)	(13)	(38)
Balance at December 31, 2022	$—	$686	$134	$1,207	$2,027

Present Value of Future Policy Benefits:
Balance at January 1, 2022	$1,370	$1,598	$914	$8,350	$12,232
Beginning balance at original discount rate	1,231	1,255	688	6,595	9,769
Effect of changes in cash flow assumptions	—	(8)	1	42	35
Effect of actual variances from expected experience	(13)	52	(28)	(36)	(25)
Adjusted beginning of year balance	$1,218	$1,299	$661	$6,601	$9,779
Issuances	42	57	12	—	111
Interest accrual	49	73	38	336	496
Benefit payments	(154)	(116)	(42)	(368)	(680)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,155	$1,313	$669	$6,569	$9,706
Effect of changes in discount rate assumptions	(90)	6	27	(130)	(187)
Balance at December 31, 2022	$1,065	$1,319	$696	$6,439	$9,519

Adjustment due to reserve flooring	$—	$3	$—	$—	$3

Net liability for future policy benefits	$1,065	$636	$562	$5,232	$7,495
Less: reinsurance recoverable	949	443	19	2,649	4,060
Net liability for future policy benefits, after reinsurance recoverable	$116	$193	$543	$2,583	$3,435

Discounted expected future gross premiums	$—	$1,855	$926	$1,381	$4,162
Expected future gross premiums	$—	$3,183	$1,331	$1,908	$6,422
Expected future benefit payments	$1,595	$2,234	$1,169	$11,229	$16,227

Weighted average interest accretion rate	4.1%	6.4%	6.1%	5.2%
Weighted average discount rate	5.2%	5.5%	5.4%	5.4%

Weighted average duration of liability (in years)	6	7	8	9

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(5)	(17)	(5)	(27)
Adjusted beginning of year balance	$—	$684	$101	$1,234	$2,019
Issuances	120	42	9	—	171
Interest accrual	1	27	4	44	76
Net premiums collected	(121)	(52)	(9)	(117)	(299)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$701	$105	$1,161	$1,967
Effect of changes in discount rate assumptions	—	(53)	(8)	(50)	(111)
Balance at September 30, 2023	$—	$648	$97	$1,111	$1,856

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(9)	(5)	(25)	5	(34)
Adjusted beginning of year balance	$1,146	$1,290	$619	$6,583	$9,638
Issuances	120	42	9	—	171
Interest accrual	37	54	28	247	366
Benefit payments	(112)	(96)	(32)	(300)	(540)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,191	$1,290	$624	$6,530	$9,635
Effect of changes in discount rate assumptions	(127)	(58)	(8)	(449)	(642)
Balance at September 30, 2023	$1,064	$1,232	$616	$6,081	$8,993

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,064	$589	$519	$4,970	$7,142
Less: reinsurance recoverable	847	415	19	2,514	3,795
Net liability for future policy benefits, after reinsurance recoverable	$217	$174	$500	$2,456	$3,347

Discounted expected future gross premiums	$—	$1,654	$865	$1,287	$3,806
Expected future gross premiums	$—	$2,966	$1,284	$1,833	$6,083
Expected future benefit payments	$1,670	$2,166	$1,077	$10,961	$15,874

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.1%
Weighted average discount rate	5.9%	6.1%	6.1%	6.1%

Weighted average duration of liability (in years)	6	7	8	8
The annual review of LTC future policy benefit reserves in the third quarter of 2023 resulted in assumption updates that decreased the net liability for future policy benefits by $9 million, partially offset by a $4 million decrease to reinsurance recoverable, primarily reflecting updates to premium rate increase assumptions. The annual review of LTC future policy benefit reserves in the third quarter

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
of 2022 resulted in assumption updates that decreased the net liability for future policy benefits by $10 million, partially offset by a $4 million decrease to reinsurance recoverable, primarily reflecting updates to morbidity, premium rate increase and benefit reduction assumptions.
The annual review of disability insurance future policy benefit reserves in the third quarter of 2023 resulted in assumption updates that decreased the net liability for future policy benefits by $6 million, offset by a $1 million decrease to reinsurance recoverable, primarily reflecting updates to claim termination assumptions.
The annual review of term life insurance future policy benefit reserves in the third quarter of 2023 resulted in assumption updates that increased the net liability for future policy benefits by $2 million, offset by a $2 million increase to reinsurance recoverable, reflecting updates to lapse assumptions. The annual review of term life insurance future policy benefit reserves in the third quarter of 2022 resulted in assumption updates that decreased the net liability for future policy benefits $9 million, offset by a $16 million decrease to reinsurance recoverable, reflecting updates to lapse assumptions.
Receivables included $4.0 billion and $4.2 billion of reinsurance recoverables as of September 30, 2023 and December 31, 2022, respectively, including $2.5 billion and $2.7 billion related to LTC risk ceded to Genworth as of September 30, 2023 and December 31, 2022, respectively.
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	26	4	—	30
Benefit accrual	95	6	1	102
Benefit payments	(38)	(12)	(2)	(52)
Effect of actual variances from expected experience	(11)	8	(2)	(5)
Impact of change in net unrealized (gains) losses on securities	(13)	(1)	(1)	(15)
Balance at September 30, 2023	$1,159	$79	$8	$1,246

Weighted average interest accretion rate	3.0%	6.8%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,120	$76	$46	$1,242
Interest accrual	32	5	1	38
Benefit accrual	108	8	—	116
Benefit payments	(43)	(14)	(4)	(61)
Effect of actual variances from expected experience	(19)	2	(2)	(19)
Impact of change in net unrealized (gains) losses on securities	(98)	(3)	(29)	(130)
Balance at December 31, 2022	$1,100	$74	$12	$1,186

Weighted average interest accretion rate	2.9%	7.0%	4.1%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The amount of revenue and interest recognized in the Statement of Operations was as follows:

	Nine Months Ended September 30,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$134	$36
Term and whole life insurance	126	27
Disability insurance	93	24
Long term care insurance	137	203
Total	$490	$290

	Years Ended December 31,
	2022		2021
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$45	$49	$39	$53
Term and whole life insurance	169	39	166	41
Disability insurance	127	31	131	30
Long term care insurance	189	271	192	274
Total	$530	$390	$528	$398
The following tables summarize the balances of and changes in unearned revenue, including the January 1, 2021 adoption of ASU 2018-12:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$19	$76	$—	$95
Effect of shadow reserve adjustments	5	10	153	168
Post-adoption balance at January 1, 2021	24	86	153	263
Deferral of revenue	3	34	55	92
Amortization	(1)	(8)	(13)	(22)
Balance at December 31, 2021	$26	$112	$195	$333

Balance at January 1, 2022	$26	$112	$195	$333
Deferral of revenue	2	48	54	104
Amortization	(1)	(10)	(16)	(27)
Balance at December 31, 2022	$27	$150	$233	$410

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	44	39	84
Amortization	(1)	(10)	(14)	(25)
Balance at September 30, 2023	$27	$184	$258	$469

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
10.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Mutual funds	$69,592	$70,876
Property/real estate	1,804	1,876
Equity securities	518	679
Debt securities	276	279
Cash and cash equivalents	120	208
Other	44	44
Total	$72,354	$73,962
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Threadneedle Investment Liabilities	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$3,086	$73,962
Premiums and deposits	645	337	171	1,153
Policy charges	(1,002)	(218)	(5)	(1,225)
Surrenders and other benefits	(3,925)	(238)	(635)	(4,798)
Investment return	2,636	440	110	3,186
Net transfer from (to) general account	18	23	—	41
Other charges	—	—	35	35
Balance at September 30, 2023	$61,595	$7,997	$2,762	$72,354

Cash surrender value	$60,001	$7,497	$2,762	$70,260

	Variable Annuities	Variable Universal Life	Threadneedle Investment Liabilities	Total
	(in millions)
Balance at January 1, 2022	$82,862	$9,376	$5,253	$97,491
Premiums and deposits	1,067	425	252	1,744
Policy charges	(1,396)	(278)	(11)	(1,685)
Surrenders and other benefits	(4,923)	(286)	(1,548)	(6,757)
Investment return	(14,450)	(1,654)	(273)	(16,377)
Net transfer from (to) general account	63	70	—	133
Other charges	—	—	(587)	(587)
Balance at December 31, 2022	$63,223	$7,653	$3,086	$73,962

Cash surrender value	$61,461	$7,200	$3,086	$71,747
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
•Reset — provides that the value resets to the account value at specified contract anniversary intervals minus adjusted partial surrenders. This provision was often provided in combination with the return of premium provision and is no longer offered.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Years Ended December 31,
	2022	2021
	(in millions, except age)
Balance at beginning of period	$2,901	$4,829
Issuances	27	45
Interest accrual and time decay	(237)	(294)
Reserve increase from attributed fees collected	810	819
Reserve release for benefit payments and derecognition	(29)	(8)
Effect of changes in interest rates and bond markets	(4,193)	(1,053)
Effect of changes in equity markets and subaccount performance	2,258	(1,558)
Effect of changes in equity index volatility	205	73
Actual policyholder behavior different from expected behavior	17	52
Effect of changes in other future expected assumptions	(139)	123
Effect of changes in the instrument-specific credit risk on market risk benefits	(517)	(127)
Balance at end of period	$1,103	$2,901

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,015	$539
Liability position	(2,118)	(3,440)
Net asset (liability) position	$(1,103)	$(2,901)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$2,781	$251
Living benefits	$3,364	$195
Composite (greater of)	$5,830	$441

Weighted average attained age of contractholders	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(2,044)	$(2,502)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(505)	$(102)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except age)
Balance at beginning of period	$360	$1,937	$1,103	$2,901
Issuances	5	6	13	22
Interest accrual and time decay	(15)	(38)	(36)	(175)
Reserve increase from attributed fees collected	202	206	585	605
Reserve release for benefit payments and derecognition	(6)	(6)	(24)	(15)
Effect of changes in interest rates and bond markets	(1,241)	(1,147)	(1,325)	(3,949)
Effect of changes in equity markets and subaccount performance	500	643	(402)	2,943
Effect of changes in equity index volatility	(13)	47	(83)	123
Actual policyholder behavior different from expected behavior	(16)	(21)	(10)	11
Effect of changes in other future expected assumptions	128	(139)	128	(139)
Effect of changes in the instrument-specific credit risk on market risk benefits	(23)	4	(68)	(835)
Balance at end of period	$(119)	$1,492	$(119)	$1,492

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,644	$845	$1,644	$845
Liability position	(1,525)	(2,337)	(1,525)	(2,337)
Net asset (liability) position	$119	$(1,492)	$119	$(1,492)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$2,091	$3,987	$2,091	$3,987
Living benefits	$3,693	$3,354	$3,693	$3,354
Composite (greater of)	$5,470	$6,905	$5,470	$6,905

Weighted average attained age of contractholders	69	68	69	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(650)	$(649)	$(1,681)	$(1,151)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(23)	$2	$(67)	$(826)
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	September 30, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(119)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.5%
			Surrender rate (2)	0.3%	–	75.0%	3.6%
			Market volatility (3)	0.0%	–	25.2%	10.8%
			Nonperformance risk (4)	105 bps			105 bps
			Mortality rate (5)	0.0%	–	41.6%	1.6%

Index
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
Changes to Significant Inputs and Assumptions:
During the nine months ended September 30, 2023 and year ended December 31, 2022, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
Nine months ended September 30, 2023
•Updates to utilization of guaranteed withdrawals assumptions resulted in a decrease to pre-tax income of $18 million.
•Updates to surrender assumptions resulted in a decrease to pre-tax income of $110 million.
Year ended December 31, 2022
•Updates to utilization of guaranteed withdrawals assumptions resulted in a decrease to pre-tax income of $39 million.
•Updates to surrender assumptions resulted in a decrease to pre-tax income of $200 million.
•Updates to mortality assumptions resulted in a decrease to pre-tax income of $49 million.
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
Significant increases (decreases) in nonperformance risk and surrender assumptions used in the fair value measurement of market risk benefits in isolation would have resulted in a significantly lower (higher) liability value.
Significant increases (decreases) in mortality assumptions used in the fair value measurement of the death benefit portion of market risk benefits in isolation would have resulted in a significantly higher (lower) liability value whereas significant increases (decreases) in mortality rates used in the fair values measurement of the life contingent portion of market risk benefits in isolation would have resulted in a significantly lower (higher) liability value.
Surrender assumptions, utilization assumptions and mortality assumptions vary with the type of base product, type of rider, duration of the policy, age of the contractholder, calendar year of the projection, previous withdrawal history, and the relationship between the value of the guaranteed benefit and the contract accumulation value.
Determination of Fair Value
The Company values market risk benefits using internal valuation models. These models include observable capital market assumptions and significant unobservable inputs related to implied volatility as well as contractholder behavior assumptions that include margins for risk, all of which the Company believes a market participant would expect. The fair value also reflects a current estimate of the Company’s nonperformance risk. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
12.  Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions)
Long-term debt:
Senior notes due 2023	$750	$750	4.0%	4.0%
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	—	5.2	—
Finance lease liabilities	22	30	N/A	N/A
Other (1)	(15)	(9)	N/A	N/A
Total long-term debt	3,557	2,821

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	201	5.5%	4.6%
Total	$3,758	$3,022
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
On October 16, 2023, the Company repaid $750 million principal amount of its 4.0% senior notes at maturity.
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. As of September 30, 2023 and December 31, 2022, the Company’s life insurance subsidiary had accessed collateralized borrowings and pledged (granted a lien on) certain investments, primarily commercial mortgage backed securities, with an aggregate fair value of $994 million and $962 million, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2023 and December 31, 2022. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company’s bank subsidiary had no outstanding obligations to the FHLB as of both September 30, 2023 and December 31, 2022. The Company’s bank subsidiary maintains access to collateralized borrowings from the Federal Reserve. As of both September 30, 2023 and December 31, 2022, there were no outstanding obligations to the Federal Reserve.
In June 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. Prior to June 21, 2023, the interest rate for any borrowing under the agreement was established by reference to London Interbank Offered Rate (“LIBOR”) for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of the Company with an integrated hardwired approach to a fallback interest rate with certain hardwired credit spread adjustments. On June 21, 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate from LIBOR for U.S. dollars to a Spread Adjusted Term Secured Overnight Financing Rate (“SOFR”), which is defined as Term SOFR for an interest period selected by the Company plus a credit spread adjustment of 0.10%, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of the Company. In the event of default, an additional 2% interest will accrue during such period of default. As of both September 30, 2023 and December 31, 2022, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both September 30, 2023 and December 31, 2022.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both September 30, 2023 and December 31, 2022, AEIS had no borrowings outstanding.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$790	$3,997	$—	$4,787
Available-for-Sale securities:
Corporate debt securities	—	10,826	461	11,287
Residential mortgage backed securities	—	19,289	—	19,289
Commercial mortgage backed securities	—	6,041	—	6,041
Asset backed securities	—	8,296	3	8,299
State and municipal obligations	—	729	—	729
U.S. government and agency obligations	2,366	100	—	2,466
Foreign government bonds and obligations	—	17	—	17
Other securities	—	65	—	65
Total Available-for-Sale securities	2,366	45,363	464	48,193
Investments at net asset value (“NAV”)				10	(1)
Trading and other securities	229	15	—	244
Separate account assets at NAV				72,354	(1)
Investments and cash equivalents segregated for regulatory purposes	718	—	—	718
Market risk benefits	—	—	1,644	1,644	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	48	48
Other assets:
Interest rate derivative contracts	2	255	—	257
Equity derivative contracts	107	3,802	—	3,909
Credit derivative contracts	—	95	—	95
Foreign exchange derivative contracts	—	31	—	31
Total other assets	109	4,183	—	4,292
Total assets at fair value	$4,212	$53,558	$2,156	$132,290

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$45	$48
IUL embedded derivatives	—	—	787	787
Structured variable annuity embedded derivatives	—	—	300	300
Total policyholder account balances, future policy benefits and claims	—	3	1,132	1,135	(3)
Market risk benefits	—	—	1,525	1,525	(2)
Customer deposits	—	8	—	8
Other liabilities:
Interest rate derivative contracts	3	493	—	496
Equity derivative contracts	74	2,635	—	2,709
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	1	4	—	5
Other	228	7	77	312
Total other liabilities	306	3,140	77	3,523
Total liabilities at fair value	$306	$3,151	$2,734	$6,191

Index
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
(1) Amounts are comprised of financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) See Note 11 for additional information related to market risk benefits, including the balances of and changes in market risk benefits as well as the significant inputs and assumptions used in the fair value measurements of market risk benefits.
(3) The Company’s adjustment for nonperformance risk resulted in a $184 million cumulative decrease to the embedded derivatives as of September 30, 2023.

Index
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
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities			Receivables
	Corporate Debt Securities	Asset Backed Securities	Total	Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2023	$446	$3	$449	$49
Total gains (losses) included in:
Other comprehensive income (loss)	(3)	—	(3)	—
Purchases	36	—	36	—
Settlements	(18)	—	(18)	(1)
Balance at September 30, 2023	$461	$3	$464	$48

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2023	$(4)	$—	$(4)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2023	$46		$809		$557		$1,412	$78
Total (gains) losses included in:
Net income	—	(2)	2	(2)	(246)	(3)	(244)	—	(4)
Other comprehensive income (loss)	—		—		—		—	(1)
Issues	—		6		35		41	7
Settlements	(1)		(30)		(46)		(77)	(7)
Balance at September 30, 2023	$45		$787		$300		$1,132	$77

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2023	$—		$2	(2)	$(246)	(3)	$(244)	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2022	$458	$139	$21	$618		$49
Total gains (losses) included in:
Net income	—	—	—	—	(1)	(2)
Other comprehensive income (loss)	(13)	(4)	—	(17)		—
Purchases	16	250	17	283		—
Settlements	(58)	—	—	(58)		—
Transfers out of Level 3	—	(139)	(14)	(153)		—
Balance at September 30, 2022	$403	$246	$24	$673		$47

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2022	$(13)	$(4)	$—	$(17)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2022	$45		$719		$(362)		$402	$61
Total (gains) losses included in:
Net income	(1)	(2)	(22)	(2)	(173)	(3)	(196)	—	(4)
Other comprehensive income (loss)	—		—		—		—	(2)
Issues	—		18		19		37	12
Settlements	(1)		(26)		3		(24)	(8)
Balance at September 30, 2022	$43		$689		$(513)	(5)	$219	$63

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2022	$—		$(22)	(2)	$(173)	(3)	$(195)	$—

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$405	$6	$411		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	2
Other comprehensive income (loss)	(2)	—	(2)		—
Purchases	114	—	114		—
Settlements	(56)	(3)	(59)		(2)
Balance at September 30, 2023	$461	$3	$464		$48

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2023	$(3)	$—	$(3)		$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(5)	$646	$62
Total (gains) losses included in:
Net income	3	(2)	94	(2)	443	(3)	540	1	(4)
Issues	—		46		66		112	40
Settlements	(2)		(92)		(72)		(166)	(26)
Balance at September 30, 2023	$45		$787		$300		$1,132	$77

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2023	$—		$94	(2)	$443	(3)	$537	$—

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$502	$—	$35	$7	$544		$59
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(10)
Other comprehensive income (loss)	(46)	(4)	—	—	(50)		—
Purchases	39	389	112	31	571		—
Settlements	(91)	—	—	—	(91)		(2)
Transfers out of Level 3	—	(139)	(147)	(14)	(300)		—
Balance at September 30, 2022	$403	$246	$—	$24	$673		$47

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2022	$(1)	$—	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2022	$(45)	$(4)	$—	$—	$(49)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$406		$1,367	$61
Total (gains) losses included in:
Net income	(10)	(2)	(162)	(2)	(939)	(3)	(1,111)	—	(4)
Other comprehensive income (loss)	—		—		—		—	(5)
Issues	—		26		37		63	26
Settlements	(3)		(80)		(17)		(100)	(19)
Balance at September 30, 2022	$43		$689		$(513)	(5)	$219	$63

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2022	$—		$(162)	(2)	$(939)	(3)	$(1,101)	$—

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and September 30, 2022 and the amounts are presented as contra liabilities.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(17) million and $6 million, net of the reinsurance accrual, for the three months ended September 30, 2023 and 2022, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $44 million and $126 million, net of the reinsurance accrual, for the nine months ended September 30, 2023 and 2022, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$460	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.5%	1.2%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.0%			3.0%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	28.5%			28.5%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$48	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$45	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	105 bps			105 bps
IUL embedded derivatives	$787	Discounted cash flow	Nonperformance risk (4)	105 bps			105 bps
Structured variable annuity embedded derivatives	$300	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.8%
			Nonperformance risk (4)	105 bps			105 bps
Contingent consideration liabilities	$77	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	2.7%

Index
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
Significant increases (decreases) in the surrender assumption used in the fair value measurement of the fixed deferred indexed annuity ceded embedded derivatives in isolation would have resulted in a significantly lower (higher) fair value measurement.
Significant increases (decreases) in nonperformance risk used in the fair value measurement of the IUL embedded derivatives in isolation would have resulted in a significantly lower (higher) fair value measurement.
Significant increases (decreases) in nonperformance risk and surrender assumption used in the fair value measurements of the fixed deferred indexed annuity embedded derivatives and structured variable annuity embedded derivatives in isolation would have resulted in a significantly lower (higher) liability value.
Significant increases (decreases) in the discount rate used in the fair value measurement of the contingent consideration liability in isolation would have resulted in a significantly lower (higher) fair value measurement.

Index
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2023 and December 31, 2022. See Note 14 and Note 15 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2023 and December 31, 2022. See Note 14 and Note 15 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
affordable housing partnerships measured at fair value on a nonrecurring basis was $44 million and $58 million as of September 30, 2023 and December 31, 2022, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,064	$—	$223	$1,612	$1,835
Policy loans	890	—	890	—	890
Receivables	9,627	118	1,620	6,355	8,093
Restricted and segregated cash	851	851	—	—	851
Other investments and assets	336	—	286	49	335

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$15,996	$—	$—	$13,124	$13,124
Investment certificate reserves	12,604	—	—	12,537	12,537
Banking and brokerage deposits	23,525	23,502	23	—	23,525
Separate account liabilities — investment contracts	3,073	—	3,073	—	3,073
Debt and other liabilities	3,879	124	3,600	6	3,730

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,987	$—	$105	$1,695	$1,800
Policy loans	847	—	847	—	847
Receivables	10,287	199	1,742	6,996	8,937
Restricted and segregated cash	1,583	1,583	—	—	1,583
Other investments and assets	375	—	323	51	374

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,450	$—	$—	$12,470	$12,470
Investment certificate reserves	9,310	—	—	9,253	9,253
Banking and brokerage deposits	21,474	21,474	—	—	21,474
Separate account liabilities — investment contracts	3,383	—	3,383	—	3,383
Debt and other liabilities	3,242	234	2,909	7	3,150
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,188	$—	$4,188	$(2,877)	$(1,083)	$(199)	$29
OTC cleared	37	—	37	(13)	—	—	24
Exchange-traded	67	—	67	(49)	—	—	18
Total derivatives	4,292	—	4,292	(2,939)	(1,083)	(199)	71
Securities borrowed	119	—	119	(42)	—	(75)	2
Total	$4,411	$—	$4,411	$(2,981)	$(1,083)	$(274)	$73

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,900	$—	$2,900	$(2,322)	$(568)	$(5)	$5
OTC cleared	23	—	23	(9)	—	—	14
Exchange-traded	97	—	97	(75)	—	—	22
Total derivatives	3,020	—	3,020	(2,406)	(568)	(5)	41
Securities borrowed	199	—	199	(31)	—	(164)	4
Total	$3,219	$—	$3,219	$(2,437)	$(568)	$(169)	$45
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,148	$—	$3,148	$(2,877)	$(22)	$(247)	$2
OTC cleared	13	—	13	(13)	—	—	—
Exchange-traded	50	—	50	(49)	—	—	1
Total derivatives	3,211	—	3,211	(2,939)	(22)	(247)	3
Securities loaned	124	—	124	(42)	—	(80)	2
Total	$3,335	$—	$3,335	$(2,981)	$(22)	$(327)	$5

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,646	$—	$2,646	$(2,322)	$(43)	$(277)	$4
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	93	—	93	(75)	—	(17)	1
Total derivatives	2,748	—	2,748	(2,406)	(43)	(294)	5
Securities loaned	235	—	235	(31)	—	(197)	7
Total	$2,983	$—	$2,983	$(2,437)	$(43)	$(491)	$12
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2023			December 31, 2022
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives designated as hedging instruments
Equity contracts - cash flow hedges	$1	$—	$—	$6	$—	$1
Foreign exchange contracts – net investment hedges	61	—	—	85	—	—
Total qualifying hedges	62	—	—	91	—	1

Derivatives not designated as hedging instruments
Interest rate contracts	46,267	257	496	101,307	267	355
Equity contracts	80,379	3,909	2,709	68,493	2,704	2,376
Credit contracts	3,414	95	1	1,857	13	2
Foreign exchange contracts	3,336	31	5	3,171	36	14
Total non-designated hedges	133,396	4,292	3,211	174,828	3,020	2,747

Embedded derivatives
IUL	N/A	—	787	N/A	—	739
Fixed deferred indexed annuities and deposit receivables	N/A	48	48	N/A	48	47
Structured variable annuities (3)	N/A	—	300	N/A	—	(137)
SMC	N/A	—	8	N/A	—	4
Total embedded derivatives	N/A	48	1,143	N/A	48	653
Total derivatives	$133,458	$4,340	$4,354	$174,919	$3,068	$3,401
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
(3) The fair value of the structured variable annuity embedded derivatives as of September 30, 2023 included $459 million of individual contracts in a liability position and $159 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2022 included $194 million of individual contracts in a liability position and $331 million of individual contracts in an asset position.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2023 and December 31, 2022, investment securities with a fair value of $1.6 billion and $1.7 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $264 million and $302 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of September 30, 2023 and December 31, 2022, investment securities with a fair value of $212 million and $14 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $211 million and $5 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2023 and December 31, 2022, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both September 30, 2023 and December 31, 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Derivatives Not Designated as Hedges
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Three Months Ended September 30, 2023
Interest rate contracts	$—	$—	$—	$—	$(7)	$(1,073)	$—	$—
Equity contracts	1	(1)	(44)	(19)	(119)	245	—	(5)
Credit contracts	—	—	(2)	—	—	154	—	—
Foreign exchange contracts	—	—	—	—	—	51	—	—
IUL embedded derivatives	—	—	—	28	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	246	—	—	—
SMC embedded derivatives	—	1	—	—	—	—	—	—
Total gain (loss)	$1	$—	$(46)	$9	$120	$(623)	$—	$(5)

Three Months Ended September 30, 2022
Interest rate contracts	$—	$—	$—	$—	$(19)	$(734)	$—	$—
Equity contracts	3	(1)	(41)	(23)	(61)	402	—	(5)
Credit contracts	—	—	1	—	—	92	—	—
Foreign exchange contracts	1	—	—	—	—	112	—	(8)
IUL embedded derivatives	—	—	—	48	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	173	—	—	—
SMC embedded derivatives	—	1	—	—	—	—	—	—
Total gain (loss)	$4	$—	$(40)	$25	$93	$(128)	$—	$(13)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Nine Months Ended September 30, 2023
Interest rate contracts	$—	$—	$—	$—	$(15)	$(1,307)	$—	$—
Equity contracts	(1)	2	44	35	391	(655)	—	3
Credit contracts	—	—	(1)	—	—	187	—	—
Foreign exchange contracts	—	—	—	—	—	63	—	6
IUL embedded derivatives	—	—	—	(2)	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(2)	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(443)	—	—	—
SMC embedded derivatives	—	(3)	—	—	—	—	—	—
Total gain (loss)	$(1)	$(1)	$43	$31	$(67)	$(1,712)	$—	$9

Nine Months Ended September 30, 2022
Interest rate contracts	$1	$—	$(3)	$—	$(20)	$(2,795)	$(1)	$—
Equity contracts	10	(1)	(224)	(135)	(350)	1,416	—	(29)
Credit contracts	—	—	(2)	—	—	288	—	—
Foreign exchange contracts	2	—	—	—	—	219	—	(13)
IUL embedded derivatives	—	—	—	242	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	3	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	939	—	—	—
SMC embedded derivatives	—	1	—	—	—	—	—	—
Total gain (loss)	$13	$—	$(229)	$110	$569	$(872)	$(1)	$(42)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of September 30, 2023:

	Premiums Payable	Premiums Receivable
	(in millions)
2023 (1)	$4	$—
2024	129	23
2025	119	20
2026	247	88
2027	19	—
2028 - 2030	408	—
Total	$926	$131
(1) 2023 amounts represent the amounts payable and receivable for the period from October 1, 2023 to December 31, 2023.
Actual timing and payment amounts may differ due to future settlements, modifications or exercises of the contracts prior to the full premium being paid or received.
Structured variable annuity, IUL and stock market certificate products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to structured variable annuity, IUL and stock market certificate products will positively or negatively impact earnings over the life of these products. The equity components of structured variable annuity, IUL and stock market certificate product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into interest rate swaps, index options and futures contracts.
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
For both the three and nine months ended September 30, 2023 and 2022, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of September 30, 2023 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is $0.8 million and as an increase to General and administrative expense is $0.6 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 12 years and relates to forecasted debt interest payments. See Note 16 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the three months ended September 30, 2023 and 2022, the Company recognized a gain of $2 million and a gain of $8 million, respectively, in OCI. For the nine months ended September 30, 2023 and 2022, the Company recognized a loss of $1 million and a gain of $22 million, respectively, in OCI.

Index
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiary does not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2023 and December 31, 2022, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $198 million and $240 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2023 and December 31, 2022 was $196 million and $236 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2023 and December 31, 2022 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $2 million and $4 million, respectively.
16.  Shareholders’ Equity
The following tables present the amounts related to each component of OCI:

	Three Months Ended September 30,
	2023			2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(854)	$190	$(664)	$(1,435)	$321	$(1,114)
Reclassification of net (gains) losses on securities included in net income (2)	38	(8)	30	86	(18)	68
Impact of benefit reserves and reinsurance recoverables	14	(3)	11	20	(3)	17
Net unrealized gains (losses) on securities	(802)	179	(623)	(1,329)	300	(1,029)
Effect of changes in discount rate assumptions on certain long-duration contracts	221	(47)	174	306	(65)	241
Effect of changes in instrument-specific credit risk on MRBs	23	(5)	18	(4)	1	(3)
Defined benefit plans:
Net gains (losses)	—	—	—	1	—	1
Defined benefit plans	—	—	—	1	—	1
Foreign currency translation	(76)	16	(60)	(160)	33	(127)
Total other comprehensive income (loss)	$(634)	$143	$(491)	$(1,186)	$269	$(917)

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2023			2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(727)	$167	$(560)	$(4,467)	$996	$(3,471)
Reclassification of net (gains) losses on securities included in net income (2)	29	(6)	23	81	(17)	64
Impact of benefit reserves and reinsurance recoverables	8	(2)	6	110	(19)	91
Net unrealized gains (losses) on securities	(690)	159	(531)	(4,276)	960	(3,316)
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	3	(1)	2	(1)	—	(1)
Net unrealized gains (losses) on derivatives	3	(1)	2	(1)	—	(1)
Effect of changes in discount rate assumptions on certain long-duration contracts	213	(45)	168	1,183	(252)	931
Effect of changes in instrument-specific credit risk on MRBs	68	(15)	53	835	(178)	657
Defined benefit plans:
Net gains (losses)	—	—	—	1	—	1
Defined benefit plans	—	—	—	1	—	1
Foreign currency translation	18	(4)	14	(373)	78	(295)
Total other comprehensive income (loss)	$(388)	$94	$(294)	$(2,631)	$608	$(2,023)
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at July 1, 2023	$(1,951)	$5	$(78)	$15	$(75)	$(264)	$(1)	$(2,349)
OCI before reclassifications	(653)	—	174	18	—	(60)	—	(521)
Amounts reclassified from AOCI	30	—	—	—	—	—	—	30
Total OCI	(623)	—	174	18	—	(60)	—	(491)
Balance at September 30, 2023	$(2,574)	$5	$96	$33	$(75)	$(324)	$(1)	$(2,840)

Balance at July 1, 2022	$(1,254)	$3	$(243)	$233	$(151)	$(335)	$(1)	$(1,748)
OCI before reclassifications	(1,097)	—	241	(3)	1	(127)	—	(985)
Amounts reclassified from AOCI	68	—	—	—	—	—	—	68
Total OCI	(1,029)	—	241	(3)	1	(127)	—	(917)
Balance at September 30, 2022	$(2,283)	$3	$(2)	$230	$(150)	$(462)	$(1)	$(2,665)

Balance at January 1, 2023	$(2,043)	$3	$(72)	$(20)	$(75)	$(338)	$(1)	$(2,546)
OCI before reclassifications	(554)	2	168	53	—	14	—	(317)
Amounts reclassified from AOCI	23	—	—	—	—	—	—	23
Total OCI	(531)	2	168	53	—	14	—	(294)
Balance at September 30, 2023	$(2,574)	$5	$96	$33	$(75)	$(324)	$(1)	$(2,840)

Balance at January 1, 2022	$1,033	$4	$(933)	$(427)	$(151)	$(167)	$(1)	$(642)
OCI before reclassifications	(3,380)	(1)	931	657	1	(295)	—	(2,087)
Amounts reclassified from AOCI	64	—	—	—	—	—	—	64
Total OCI	(3,316)	(1)	931	657	1	(295)	—	(2,023)
Balance at September 30, 2022	$(2,283)	$3	$(2)	$230	$(150)	$(462)	$(1)	$(2,665)
For the nine months ended September 30, 2023 and 2022, the Company repurchased a total of 4.7 million shares and 5.0 million shares, respectively, of its common stock for an aggregate cost of $1.5 billion and $1.4 billion, respectively. In January 2022, the Company’s Board of Directors authorized an additional $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024. On July 24, 2023, the Company’s Board of Directors authorized an additional $3.5 billion for the repurchase of the Company’s common stock through September 30, 2025. As of September 30, 2023, the Company had $3.6 billion remaining under these share repurchase authorizations.
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
For the nine months ended September 30, 2023 and 2022, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $99 million and $99 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the nine months ended September 30, 2023 and

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
2022, the Company reacquired 0.3 million shares and 0.3 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $109 million and $87 million, respectively.
During the nine months ended September 30, 2023 and 2022, the Company reissued 0.6 million and 0.7 million, respectively, treasury shares for restricted stock award grants, performance share units and issuance of shares vested under advisor deferred compensation plans.
17.  Income Taxes
The Company’s effective tax rate was 21.8% and 20.5% for the three months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was 20.5% and 19.7% for the nine months ended September 30, 2023 and 2022, respectively.
The effective tax rate for the three months ended September 30, 2023 was higher than the statutory rate as a result of state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2023 was lower than the statutory rate as a result of tax preferred items including incentive compensation, partially offset by state income taxes, net of federal benefit.
The effective tax rate for the three months ended September 30, 2022 was lower than the statutory rate as a result of tax preferred items, partially offset by state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2022 was lower than the statutory rate as a result of tax preferred items including incentive compensation, partially offset by state income taxes, net of federal benefit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $30 million, net of federal benefit, which will expire beginning December 31, 2023 and foreign net operating losses of $37 million, which do not expire.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of September 30, 2023, management believes it is more likely than not that the Company will not realize certain state net operating losses of $29 million and state deferred tax assets of $2 million, net of federal benefit, and foreign net operating losses of $37 million; therefore, a valuation allowance has been established. The valuation allowance was $68 million and $65 million as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, the Company had $137 million and $138 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $109 million and $106 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2023 and December 31, 2022, respectively, would affect the effective tax rate. During the second quarter of 2023, the Company had additions to its gross unrecognized tax benefits for tax positions of prior years of $71 million and reductions to its gross unrecognized tax benefits of prior years of $80 million.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $26 million in the next 12 months primarily due to expected exam closures and state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $2 million and $10 million in interest and penalties for the three and nine months ended September 30, 2023, respectively. The Company recognized nil and a net increase of $2 million in interest and penalties for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had a payable of $24 million and $14 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statute of limitations are closed on years through 2015. A previously open item for 2014 and 2015 was resolved in the second quarter of 2023. Also in the second quarter of 2023, the Internal Revenue Service (“IRS”) audit for tax years 2016 through 2018 was finalized. The IRS is currently auditing the Company’s U.S. income tax returns for 2019 and 2020. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2017 through 2021.
The Company is an applicable corporation required to compute corporate alternative minimum tax (“CAMT”); however, based on current estimates the Company does not expect to be liable for the CAMT in 2023 and therefore a liability has not been recorded.

Index
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
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic and foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries regarding certain subjects, including from time to time: sales and distribution of, and disclosure practices related to, mutual and other pooled funds, exchange traded funds, private funds, segregated accounts, annuities, equity and fixed income securities, real estate investment trusts, insurance products, banking products and financial advice offerings, including managed accounts; wholesaler activity; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; recordkeeping requirements; and transaction monitoring systems and controls. The Company is cooperating with the applicable regulators. In connection with one such matter, the Company has been responding to SEC document and information requests regarding the preservation of certain business-related communications sent on electronic messaging platforms that have not been approved by the Company. The Company has engaged in certain resolution discussions regarding this matter and, in the third quarter of 2023, recorded a $20 million accrual within our introducing broker dealer subsidiary, but there is no assurance that these discussions will lead to a resolution.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of September 30, 2023 and December 31, 2022, the estimated liability was $37 million and $12 million, respectively. As of September 30, 2023 and December 31, 2022, the related premium tax asset was $31 million and $10 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
19.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Numerator:
Net income	$872	$1,061	$2,179	$2,500

Denominator:
Basic: Weighted-average common shares outstanding	104.9	110.5	106.4	112.1
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.2	2.2	2.1	2.3
Diluted: Weighted-average common shares outstanding	107.1	112.7	108.5	114.4

Earnings per share:
Basic	$8.31	$9.60	$20.48	$22.30
Diluted	$8.14	$9.41	$20.08	$21.85
The calculation of diluted earnings per share excludes the incremental effect of nil options for both the three months ended September 30, 2023 and 2022, and 0.2 million options for both the nine months ended September 30, 2023 and 2022, due to their anti-dilutive effect.
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

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	September 30, 2023	December 31, 2022
	(in millions)
Advice & Wealth Management	$41,025	$35,132
Asset Management	7,124	7,967
Retirement & Protection Solutions	100,609	98,901
Corporate & Other	16,378	16,852
Total assets	$165,136	$158,852

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$2,407	$2,137	$7,015	$6,235
Asset Management	826	823	2,433	2,721
Retirement & Protection Solutions	876	783	2,558	2,311
Corporate & Other	143	115	417	350
Elimination of segment revenues (1)(2)	(337)	(316)	(984)	(1,005)
Total segment adjusted operating net revenues	3,915	3,542	11,439	10,612
Adjustments:
Net realized investment gains (losses)	(38)	(88)	(32)	(86)
Market impact on non-traditional long-duration products	3	(1)	4	2
Mean reversion related impacts	—	—	—	(1)
Revenue attributable to consolidated investment entities	45	31	132	68
Total net revenues per consolidated statements of operations	$3,925	$3,484	$11,543	$10,595
(1) Represents the elimination of intersegment revenues recognized for the three months ended September 30, 2023 and 2022 in each segment as follows: Advice & Wealth Management ($217 million and $202 million, respectively); Asset Management ($21 million and $14 million, respectively); Retirement & Protection Solutions ($104 million and $101 million, respectively); and Corporate & Other ($(5) million and $(1) million, respectively).
(2) Represents the elimination of intersegment revenues recognized for the nine months ended September 30, 2023 and 2022 in each segment as follows: Advice & Wealth Management ($629 million and $651 million, respectively); Asset Management ($57 million and $37 million, respectively); Retirement & Protection Solutions ($310 million and $318 million, respectively); and Corporate & Other ($(12) million and $(1) million, respectively).

Index
AMERIPRISE FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$729	$595	$2,153	$1,527
Asset Management	199	191	526	698
Retirement & Protection Solutions	100	325	483	668
Corporate & Other	(72)	(78)	(206)	(219)
Total segment adjusted operating earnings	956	1,033	2,956	2,674
Adjustments:
Net realized investment gains (losses)	(38)	(88)	(32)	(86)
Market impact on non-traditional long-duration products	211	405	(137)	566
Mean reversion related impacts	—	(1)	—	(3)
Integration/restructuring charges	(12)	(11)	(47)	(35)
Net income (loss) attributable to consolidated investment entities	—	(3)	—	(2)
Pretax income per consolidated statements of operations	$1,117	$1,335	$2,740	$3,114

Index
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
Overview
Ameriprise Financial is a diversified financial services company with a more than 125-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.2 trillion in assets under management and administration as of September 30, 2023. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives.
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
We operate our business in the broader context of the macroeconomic forces around us, including the global and U.S. economies, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, pandemics, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on our operating and performance results. In addition, the business, political and regulatory environments in which we operate are subject to elevated uncertainty and substantial, frequent change. Accordingly, we expect to continue focusing on our key strategic objectives and obtaining operational and strategic leverage from our core capabilities. The success of these and other strategies may be affected by the factors discussed in Item 1A, “Risk Factors” in our 2022 10-K and other factors as discussed herein.
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
In the third quarter, we updated our market-related assumptions and implemented model changes related to our living benefit valuation. In addition, we conducted our annual review of life insurance, annuity and long term care (“LTC”) valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. See our Consolidated and Segment Results of Operations sections for the pretax impacts on our revenues and expenses attributable to unlocking.
On July 13, 2023, we announced that we withdrew our application to convert Ameriprise Bank, FSB (“Ameriprise Bank”) to a state-chartered industrial bank and our application to establish a new limited purpose national trust bank. Ameriprise Bank will continue to operate as it does today, regulated by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. These changes are not expected to impact our long-term growth strategy for Ameriprise Bank, and we will continue to offer our strong lineup of banking solutions, including deposits, credit cards, mortgages and securities-based lending to our wealth management clients without interruption.
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

Index
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

Index
AMERIPRISE FINANCIAL, INC.
The following tables reconcile our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net income (loss)	$872	$1,061	$8.14	$9.41
Adjustments:
Net realized investment gains (losses) (1)	(38)	(88)	(0.35)	(0.78)
Market impact on non-traditional long-duration products (1)	211	405	1.96	3.60
Mean reversion related impacts (1)	—	(1)	—	(0.01)
Integration/restructuring charges (1)	(12)	(11)	(0.11)	(0.10)
Net income (loss) attributable to CIEs	—	(3)	—	(0.03)
Tax effect of adjustments (2)	(34)	(64)	(0.32)	(0.57)
Adjusted operating earnings	$745	$823	$6.96	$7.30

Weighted average common shares outstanding:
Basic	104.9	110.5
Diluted	107.1	112.7

			Per Diluted Share
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net income (loss)	$2,179	$2,500	$20.08	$21.85
Adjustments:
Net realized investment gains (losses) (1)	(32)	(86)	(0.29)	(0.75)
Market impact on non-traditional long-duration products (1)	(137)	566	(1.27)	4.95
Mean reversion related impacts (1)	—	(3)	—	(0.03)
Integration/restructuring charges (1)	(47)	(35)	(0.43)	(0.31)
Net income (loss) attributable to CIEs	—	(2)	—	(0.02)
Tax effect of adjustments (2)	45	(93)	0.41	(0.81)
Adjusted operating earnings	$2,350	$2,153	$21.66	$18.82

Weighted average common shares outstanding:
Basic	106.4	112.1
Diluted	108.5	114.4
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory federal tax rate of 21%.

Index
AMERIPRISE FINANCIAL, INC.
The following table reconciles the trailing twelve months’ sum of net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Twelve Months Ended September 30,
	2023	2022
	(in millions)
Net income	$2,828	$3,200
Less: Adjustments (1)	(254)	332
Adjusted operating earnings	3,082	2,868

Total Ameriprise Financial, Inc. shareholders’ equity	3,894	4,367
Less: AOCI, net of tax	(2,477)	(1,383)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,371	5,750
Less: Equity impacts attributable to CIEs	(3)	1
Adjusted operating equity	$6,374	$5,749

Return on equity, excluding AOCI	44.4%	55.7%
Adjusted operating return on equity, excluding AOCI (2)	48.4%	49.9%
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
The following table reconciles GAAP total equity to Available Capital for Capital Adequacy:

	September 30, 2023	December 31, 2022
	(in millions)
Ameriprise Financial, Inc. GAAP total equity	$3,825	$3,803
Less: AOCI	(2,840)	(2,546)
Ameriprise Financial, Inc. GAAP total equity, excluding AOCI	6,665	6,349
Less: RiverSource Life Insurance Company GAAP equity, excluding AOCI	2,084	2,057
Add: RiverSource Life Insurance Company statutory total adjusted capital	2,842	3,103
Less: Goodwill and intangibles	2,487	2,485
Add: Other adjustments	311	299
Available Capital for Capital Adequacy	$5,247	$5,209
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

Index
AMERIPRISE FINANCIAL, INC.
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose us to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to policyholders. Guarantees accounted for as market risk benefits include guaranteed minimum death benefit (“GMDB”), guaranteed minimum income benefit (“GMIB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”).
Variable Annuities
We have approximately $75 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $34 billion of account value with no living benefit guarantees and $41 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts currently offered by us contain GMDB provisions. We discontinued most new sales of GMWB and GMAB at the end of 2021 and new sales were completely discontinued as of mid-2022. We also previously offered contracts containing GMIB provisions. See Note 11 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.
In determining the assets or liabilities for market risk benefits, we project these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins. Management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
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
Regarding the exposure to variable annuity living benefit guarantees, changes to reserves due to behavioral risk are driven by changes in policyholder surrenders and utilization of guaranteed withdrawal benefits. We have extensive experience studies and analysis to monitor changes and trends in policyholder behavior. A significant volume of company-specific policyholder experience data is available and provides management with the ability to regularly analyze policyholder behavior. On a monthly basis, actual surrender and benefit utilization experience is compared to expectations. Experience data includes detailed policy information providing the opportunity to review impacts of multiple variables. The ability to analyze differences in experience, such as presence of a living benefit rider, existence of surrender charges, and tax qualifications provide us an effective approach in detecting changes in policyholder behavior.
At least annually, we perform a thorough policyholder behavior analysis to validate the assumptions included in our market risk benefit reserves. The variable annuity assumptions and resulting reserve computations reflect multiple policyholder variables. Differentiation in assumptions by policyholder age, existence of surrender charges, guaranteed withdrawal utilization, and tax qualification are examples of factors recognized in establishing management’s assumptions used in market risk benefit calculations. The extensive data derived from our variable annuity block informs management in confirming previous assumptions and revising the variable annuity behavior assumptions. Changes in assumptions are governed by a review and approval process to ensure an appropriate measurement of all impacted financial statement balances. Changes in these assumptions can be offsetting and we are unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period.
Future Policy Benefits and Claims
We establish reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life insurance, whole life insurance, disability income (“DI”) and LTC insurance and life contingent payout annuity products. UL and VUL policies with product features that result in profits followed by losses are accounted for as insurance liabilities. The portion of structured variable annuities, indexed annuities and indexed universal life (“IUL”) policies allocated to the indexed account is accounted for as an embedded derivative.
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

Index
AMERIPRISE FINANCIAL, INC.
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

Index
AMERIPRISE FINANCIAL, INC.
Economic Environment
Global equity market conditions could materially affect our financial condition and results of operations. The following table presents relevant market indices:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
S&P 500
Daily average	4,456	3,983	12%	4,222	4,185	1%
Period end	4,288	3,586	20%	4,288	3,586	20%
Weighted Equity Index (“WEI”) (1)
Daily average	2,903	2,606	11%	2,779	2,754	1%
Period end	2,788	2,347	19%	2,788	2,347	19%
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
The following table presents detail regarding our AUM and AUA:

	September 30,		Change
	2023	2022
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$440.7	$382.4	$58.3	15%
Asset Management AUM	587.2	546.5	40.7	7
Corporate AUM	0.3	0.2	0.1	50
Eliminations	(37.8)	(35.6)	(2.2)	(6)
Total Assets Under Management	990.4	893.5	96.9	11
Total Assets Under Administration	242.4	208.0	34.4	17
Total AUM and AUA	$1,232.8	$1,101.5	$131.3	12%
Total AUM increased $96.9 billion, or 11%, to $990.4 billion as of September 30, 2023 compared to $893.5 billion as of September 30, 2022 due to a $58.3 billion increase in Advice & Wealth Management AUM driven by equity market appreciation and wrap account net inflows, and a $40.7 billion increase in Asset Management AUM primarily driven by equity market appreciation, partially offset by net outflows. See our segment results of operations discussion below for additional information on changes in our AUM.

Index
AMERIPRISE FINANCIAL, INC.
Consolidated Results of Operations for the Three Months Ended September 30, 2023 and 2022
The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$2,287	$2,172	$115	5%
Distribution fees	463	506	(43)	(8)
Net investment income	809	349	460	NM
Premiums, policy and contract charges	390	354	36	10
Other revenues	127	118	9	8
Total revenues	4,076	3,499	577	16
Banking and deposit interest expense	151	15	136	NM
Total net revenues	3,925	3,484	441	13
Expenses
Distribution expenses	1,297	1,198	99	8
Interest credited to fixed accounts	139	157	(18)	(11)
Benefits, claims, losses and settlement expenses	120	81	39	48
Remeasurement (gains) losses of future policy benefit reserves	(12)	(1)	(11)	NM
Change in fair value of market risk benefits	168	(321)	489	NM
Amortization of deferred acquisition costs	62	58	4	7
Interest and debt expense	84	52	32	62
General and administrative expense	950	925	25	3
Total expenses	2,808	2,149	659	31
Pretax income	1,117	1,335	(218)	(16)
Income tax provision	245	274	(29)	(11)
Net income	$872	$1,061	$(189)	(18)%
NM Not Meaningful.
Overall
Pretax income decreased $218 million, or 16%, for the three months ended September 30, 2023 compared to the prior year period. The following impacts were significant drivers of the period-over-period change in pretax income:
•The unfavorable impact of unlocking was $99 million for the three months ended September 30, 2023 compared to a favorable impact of $133 million for the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was a benefit of $211 million for the three months ended September 30, 2023 compared to a benefit of $405 million for the prior year period.
•A favorable impact from the trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in our insurance business in the fourth quarter of 2022, along with higher balances in bank and certificate products.
•A favorable impact from higher average equity markets compared to the prior year period. Our average WEI, which is a proxy for equity movements on AUM, increased 11% in the three months ended September 30, 2023 compared to the prior year period. The ending WEI increased 19% compared to the prior year. The average S&P 500 index was 12% higher in the quarter compared to the prior year period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Pretax Increase (Decrease)	2023	2022
	(in millions)
Premiums, policy and contract charges	$1	$(1)
Total revenues	1	(1)

Benefits, claims, losses and settlement expenses	(17)	7
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	(5)	(6)
Unlocking impact, excluding LTC	(6)	6
Total remeasurement (gains) losses of future policy benefit reserves	(11)	—
Change in fair value of market risk benefits	128	(139)
Amortization of DAC	—	(2)
Total expenses	100	(134)
Pretax income (loss) (1)	$(99)	$133
(1) Includes a $2 million net expense related to the market impact on IUL benefits for the three months ended September 30, 2022, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking.
The primary drivers of the year-over-year unlocking impact include the following items:
•We lowered our surrender assumptions on variable annuities with living benefits resulting in an expense in the third quarter of 2023.
•Interest rate assumptions resulted in a benefit in the third quarter of 2022, partially offset by lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits.
Net Revenues
Management and financial advice fees increased $115 million, or 5%, for the three months ended September 30, 2023 compared to the prior year period reflecting market appreciation and wrap account net inflows, partially offset by the cumulative impact of Asset Management net outflows.
Distribution fees decreased $43 million, or 8%, for the three months ended September 30, 2023 compared to the prior year period primarily due to lower fees on off-balance sheet brokerage cash due to lower off-balance sheet brokerage cash balances.
Net investment income increased $460 million, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting the following items:
•The favorable impact of growth in Ameriprise Bank customer deposits and certificate business as a result of the market environment and our strategic decision to invest in these businesses.
•The favorable impact of the trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in our insurance business in the fourth quarter of 2022.
•The favorable impact of net realized investment losses of $37 million for the three months ended September 30, 2023 compared to net realized investment losses of $87 million for the prior year period. Net realized investment losses for three months ended September 30, 2023 were primarily driven by the continued fixed maturity investment portfolio repositioning. Net realized investment losses for three months ended September 30, 2022 were primarily driven by the fixed maturity investment portfolio repositioning in response to market conditions.
•The favorable impact of higher net investment income of CIEs.
Premiums, policy and contract charges increased $36 million, or 10%, for the three months ended September 30, 2023 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Banking and deposit interest expense increased $136 million, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and Ameriprise Bank cash deposits.
Expenses
Distribution expenses increased $99 million, or 8%, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting higher market appreciation.

Index
AMERIPRISE FINANCIAL, INC.
Interest credited to fixed accounts decreased $18 million, or 11%, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting the following items:
•A $4 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $2 million for the three months ended September 30, 2023 compared to an unfavorable impact of $6 million for the prior year period.
•A $9 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $15 million for the three months ended September 30, 2023 compared to a benefit of $6 million for the prior year period. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected higher option costs due to a higher new money rate, offset by more discounting due to higher Treasury rates.
Benefits, claims, losses and settlement expenses increased $39 million, or 48%, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting the impact of higher sales of life contingent payout annuities.
Change in fair value of market risk benefits increased $489 million, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting the following items:
•The impact of unlocking was an expense of $128 million for three months ended September 30, 2023 primarily reflecting the impact of lower surrender assumptions on variable annuities with living benefits compared to a benefit of $139 million for the prior year period primarily reflecting the impact of interest rate assumptions, partially offset by lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits.
•A $178 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This increase was the result of an unfavorable $495 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by a favorable $317 million change in the market impact on variable annuity guaranteed benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended September 30, 2023 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for the three months ended September 30, 2023 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended September 30, 2023 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a higher net expense for the three months ended September 30, 2023 compared to the prior year period.
Interest and debt expense increased $32 million, or 62%, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting higher interest expense of CIEs and the issuance of $750 million of unsecured senior notes in March 2023.
General and administrative expense increased $25 million, or 3%, for the three months ended September 30, 2023 compared to the prior year period primarily due to a $20 million accrual for a regulatory matter relating to electronic communication recordkeeping requirements, higher volume related expenses and investments for business growth.
Income Taxes
Our effective tax rate was 21.8% for the three months ended September 30, 2023 compared to 20.5% for the prior year period. See Note 17 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Three Months Ended September 30, 2023 and 2022
Adjusted operating earnings is the measure of segment profit or loss management uses to evaluate segment performance. Adjusted operating earnings should not be viewed as a substitute for GAAP pretax income. We believe the presentation of segment adjusted operating earnings as we measure it for management purposes enhances the understanding of our business by reflecting the underlying performance of our core operations and facilitating a more meaningful trend analysis. See Note 20 to the Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating earnings.

Index
AMERIPRISE FINANCIAL, INC.
 The following table presents summary financial information by segment:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Advice & Wealth Management
Net revenues	$2,407	$2,137
Expenses	1,678	1,542
Adjusted operating earnings	$729	$595
Asset Management
Net revenues	$826	$823
Expenses	627	632
Adjusted operating earnings	$199	$191
Retirement & Protection Solutions
Net revenues	$876	$783
Expenses	776	458
Adjusted operating earnings	$100	$325
Corporate & Other
Net revenues	$143	$115
Expenses	215	193
Adjusted operating loss	$(72)	$(78)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking for the three months ended September 30:

Segment Pretax Operating Increase (Decrease)	2023		2022
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Premiums, policy and contract charges	$1	$—	$1	$(2)
Total revenues	1	—	1	(2)

Benefits, claims, losses and settlement expenses	(17)	—	6	(1)
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	—	(5)	—	(6)
Unlocking impact, excluding LTC	(6)	—	6	—
Total remeasurement (gains) losses of future policy benefit reserves	(6)	(5)	6	(6)
Change in fair value of market risk benefits	128	—	(139)	—
Amortization of DAC	—	—	—	(2)
Total expenses	105	(5)	(127)	(9)
Pretax income (loss)	$(104)	$5	$128	$7

Index
AMERIPRISE FINANCIAL, INC.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the three months ended September 30:

	2023	2022
	(in billions)
Beginning balance	$454.7	$399.3
Net flows	5.4	6.4
Market appreciation (depreciation) and other	(16.0)	(20.5)
Ending balance	$444.1	$385.2

Advisory wrap account assets ending balance (1)	$439.3	$381.1
Average advisory wrap account assets (2)	$455.4	$407.8
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the three months ended September 30, 2023 and 2022.
Ending wrap account assets decreased $10.6 billion, or 2%, to $444.1 billion during the three months ended September 30, 2023 due to market depreciation of $16.0 billion, partially offset by net inflows of $5.4 billion. Average advisory wrap account assets increased $47.6 billion, or 12%, compared to the prior year period primarily reflecting market appreciation and net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$1,424	$1,297	$127	10%
Distribution fees	552	579	(27)	(5)
Net investment income	517	219	298	NM
Other revenues	65	57	8	14
Total revenues	2,558	2,152	406	19
Banking and deposit interest expense	151	15	136	NM
Total net revenues	2,407	2,137	270	13
Expenses
Distribution expenses	1,253	1,149	104	9
Interest and debt expense	6	3	3	NM
General and administrative expense	419	390	29	7
Total expenses	1,678	1,542	136	9
Adjusted operating earnings	$729	$595	$134	23%
NM Not Meaningful.
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $134 million, or 23%, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting a benefit from higher short-term interest rates and growth in investments supporting the bank cash deposits and certificate products along with higher average wrap account balances due to market appreciation and net inflows. Pretax adjusted operating margin increased to 30.3% for the three months ended September 30, 2023 compared to 27.8% for the prior year period, reflecting the benefit of higher short-term interest rates.
Ameriprise Bank is continuing its deposit growth trend, with bank deposits balances increasing $2.4 billion from the prior year period to $21.0 billion as of September 30, 2023. Profitability at the bank increased compared to the prior year period primarily reflecting increased interest rates along with the trend in deposit growth. The Ameriprise Certificate Company experienced strong growth in the current interest rate environment with client deposits increasing $6.4 billion from the prior year period to $12.6 billion.

Index
AMERIPRISE FINANCIAL, INC.
Net Revenues
Management and financial advice fees increased $127 million, or 10%, for the three months ended September 30, 2023 compared to the prior year period primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $47.6 billion, or 12%, compared to the prior year period primarily reflecting market appreciation and net inflows.
Distribution fees decreased $27 million, or 5%, for the three months ended September 30, 2023 compared to the prior year period reflecting lower fees on off-balance sheet brokerage cash due to lower off-balance sheet brokerage cash balances.
Net investment income, which excludes net realized investment gains or losses, increased $298 million, for the three months ended September 30, 2023 compared to the prior year period primarily due to higher average invested assets due to growth in bank cash deposits and certificate products and the favorable impact of increasing short-term interest rates, including higher investment yields on the investment portfolios supporting the products.
Banking and deposit interest expense increased $136 million, for the three months ended September 30, 2023 compared to the prior year period primarily due to higher average crediting rates and higher average volumes on certificates and bank cash deposits.
Expenses
General and administrative expense increased $29 million, or 7%, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting a $20 million accrual for a regulatory matter relating to electronic communication recordkeeping requirements, higher volume related expenses and investing for business growth.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of September 30, 2023:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	66%	72%	77%	87%
Fixed Income	64%	61%	74%	85%
Asset Allocation	69%	52%	74%	90%

4- or 5-star Morningstar rated funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	112	74	94	97
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 99 Columbia funds rated (based on primary share class), 9 received a 5-star Overall Rating and 31 received a 4-star Overall Rating. Out of 150 Threadneedle funds rated (based on highest-rated share class), 17 received a 5-star Overall Rating and 55 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.

The following table presents global managed assets by type:					Average (1)		Change
	As of September 30,		Change		Three Months Ended September 30,
	2023	2022			2023	2022
	(in billions)
Equity	$299.1	$278.5	$20.6	7%	$313.9	$305.1	$8.8	3%
Fixed income	214.9	194.6	20.3	10	222.8	214.3	8.5	4
Money market	22.7	21.3	1.4	7	22.6	18.5	4.1	22
Alternative	33.6	35.2	(1.6)	(5)	34.8	37.0	(2.2)	(6)
Hybrid and other	16.9	16.9	—	—	17.5	18.4	(0.9)	(5)
Total managed assets	$587.2	$546.5	$40.7	7%	$611.6	$593.3	$18.3	3%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Three Months Ended September 30,
	2023	2022
	(in billions)
Global Retail Funds
Beginning assets	$327.4	$323.0
Inflows	11.3	11.7
Outflows	(15.2)	(17.6)
Net VP/VIT fund flows	(1.3)	(1.0)
Net new flows	(5.2)	(6.9)
Reinvested dividends	1.3	1.6
Net flows	(3.9)	(5.3)
Distributions	(1.5)	(1.9)
Market appreciation (depreciation) and other	(8.5)	(15.3)
Foreign currency translation (1)	(3.3)	(4.3)
Total ending assets	310.2	296.2

Global Institutional
Beginning assets	289.2	275.2
Inflows (2)	8.5	14.9
Outflows (2)	(8.8)	(12.0)
Net flows	(0.3)	2.9
Market appreciation (depreciation) and other (3)	(4.6)	(17.8)
Foreign currency translation (1)	(7.3)	(10.0)
Total ending assets	277.0	250.3
Total managed assets	$587.2	$546.5

Total net flows	$(4.2)	$(2.4)

Legacy insurance partners net flows (4)	$(0.9)	$(1.0)
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
Total segment AUM decreased $29.4 billion, or 5%, during the three months ended September 30, 2023 primarily due to equity and fixed income market depreciation, foreign exchange translation, and net outflows. Net outflows were $4.2 billion in the third quarter of 2023, a $1.8 billion decrease compared to the prior year period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$717	$723	$(6)	(1)%
Distribution fees	92	96	(4)	(4)
Net investment income	10	2	8	NM
Other revenues	7	2	5	NM
Total revenues	826	823	3	—
Banking and deposit interest expense	—	—	—	—
Total net revenues	826	823	3	—
Expenses
Distribution expenses	234	238	(4)	(2)
Amortization of deferred acquisition costs	1	2	(1)	(50)
Interest and debt expense	2	1	1	NM
General and administrative expense	390	391	(1)	—
Total expenses	627	632	(5)	(1)
Adjusted operating earnings	$199	$191	$8	4%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $8 million, or 4%, for the three months ended September 30, 2023 compared to the prior year period primarily due to equity market appreciation, partially offset by the cumulative impact from net outflows.
Net Revenues
Management and financial advice fees decreased $6 million, or 1%, for the three months ended September 30, 2023 compared to the prior year period primarily due to the cumulative impact from net outflows, partially offset by higher average equity markets.
Distribution fees decreased $4 million, or 4%, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting the cumulative impact from net outflows.
Net investment income increased $8 million, for the three months ended September 30, 2023 compared to the prior year period primarily driven by higher interest rates.
Expenses
Distribution expenses decreased $4 million, or 2%, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting the cumulative impact from net outflows.

Index
AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$186	$189	$(3)	(2)%
Distribution fees	101	101	—	—
Net investment income	215	151	64	42
Premiums, policy and contract charges	372	339	33	10
Other revenues	2	3	(1)	(33)
Total revenues	876	783	93	12
Banking and deposit interest expense	—	—	—	—
Total net revenues	876	783	93	12
Expenses
Distribution expenses	117	106	11	10
Interest credited to fixed accounts	94	97	(3)	(3)
Benefits, claims, losses and settlement expenses	168	113	55	49
Remeasurement (gains) losses of future policy benefit reserves	(10)	5	(15)	NM
Change in fair value of market risk benefits	259	(11)	270	NM
Amortization of deferred acquisition costs	57	56	1	2
Interest and debt expense	12	10	2	20
General and administrative expense	79	82	(3)	(4)
Total expenses	776	458	318	69
Adjusted operating earnings	$100	$325	$(225)	(69)%
NM Not Meaningful.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts decreased $225 million, or 69%, for the three months ended September 30, 2023 compared to prior year period due to the impact of unlocking.
Variable annuity account balances increased 5% to $75.1 billion as of September 30, 2023 compared to the prior year period due to market appreciation, partially offset by net outflows of $2.8 billion. Variable annuity sales increased 18% compared to the prior year period reflecting an increase in sales of structured variable annuities. Account values with living benefit riders declined to 55% as of September 30, 2023 compared to 58% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, increased $64 million, or 42%, for the three months ended September 30, 2023 compared to the prior year period primarily due to higher interest rates, investment portfolio repositioning resulting in higher yields and increased structured variable annuities (“SVA”) balances.
Premiums, policy and contract charges increased $33 million, or 10%, for the three months ended September 30, 2023 compared to the prior year period due to higher sales of life contingent payout annuities.
Expenses
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $55 million, or 49%, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting the impact of higher sales of life contingent payout annuities and increased volume in SVAs, partially offset by the favorable impact of unlocking.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), increased $270 million, for the three months ended September 30, 2023 compared to the prior year period reflecting the impact of

Index
AMERIPRISE FINANCIAL, INC.
unlocking. The unlocking impact for three months ended September 30, 2023 was an expense of $128 million primarily reflecting lower surrender assumptions on variable annuities with living benefits compared to a benefit of $139 million for the prior year period primarily reflecting the impact of interest rate assumptions, partially offset by lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Three Months Ended September 30,		Change
	2023	2022
	(in millions)
Revenues
Distribution fees	$1	$—	$1	—%
Net investment income	71	35	36	NM
Premiums, policy and contract charges	25	25	—	—
Other revenues	52	57	(5)	(9)
Total revenues	149	117	32	27
Banking and deposit interest expense	6	2	4	NM
Total net revenues	143	115	28	24
Expenses
Distribution expenses	(3)	(2)	(1)	(50)
Interest credited to fixed accounts	59	61	(2)	(3)
Benefits, claims, losses and settlement expenses	59	67	(8)	(12)
Remeasurement (gains) losses of future policy benefit reserves	(2)	(6)	4	67
Amortization of deferred acquisition costs	4	—	4	—
Interest and debt expense	28	17	11	65
General and administrative expense	70	56	14	25
Total expenses	215	193	22	11
Adjusted operating loss	$(72)	$(78)	$6	8%
NM Not Meaningful.
Our Corporate & Other segment includes our closed blocks of LTC insurance and fixed annuity and fixed indexed annuity (“FA”) business.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $6 million for the three months ended September 30, 2023 compared to the prior year period.
LTC insurance had a pretax adjusted operating earnings of $10 million for the three months ended September 30, 2023 compared to pretax adjusted operating earnings of nil for the prior year period primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions compared to the prior year period.
FA business had a pretax adjusted operating loss of $8 million for the three months ended September 30, 2023 compared to a pretax adjusted operating loss of $5 million for the prior year period. Fixed deferred annuity account balances declined 11% to $6.5 billion as of September 30, 2023 compared to the prior year period as policies continue to lapse and we previously discontinued new sales of fixed deferred annuities.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, integration and restructuring charges, and the impact of consolidating CIEs, increased $36 million for the three months ended September 30, 2023 compared to the prior year period primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions.

Index
AMERIPRISE FINANCIAL, INC.
Expenses
Interest and debt expense increased $11 million, or 65%, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting the issuance of $750 million of unsecured senior notes in March 2023.
General and administrative expense increased $14 million, or 25%, for the three months ended September 30, 2023 compared to the prior year period primarily reflecting $7 million of severance expenses related to our expense management initiatives and are designed to improve operating efficiency and effectiveness.
Consolidated Results of Operations for the Nine Months Ended September 30, 2023 and 2022
The following table presents our consolidated results of operations:

	Nine Months Ended September 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$6,623	$6,908	$(285)	(4)%
Distribution fees	1,462	1,411	51	4
Net investment income	2,318	897	1,421	NM
Premiums, policy and contract charges	1,135	1,034	101	10
Other revenues	390	365	25	7
Total revenues	11,928	10,615	1,313	12
Banking and deposit interest expense	385	20	365	NM
Total net revenues	11,543	10,595	948	9
Expenses
Distribution expenses	3,771	3,737	34	1
Interest credited to fixed accounts	464	443	21	5
Benefits, claims, losses and settlement expenses	748	(83)	831	NM
Remeasurement (gains) losses of future policy benefit reserves	(17)	(6)	(11)	NM
Change in fair value of market risk benefits	558	298	260	87
Amortization of deferred acquisition costs	185	190	(5)	(3)
Interest and debt expense	240	136	104	76
General and administrative expense	2,854	2,766	88	3
Total expenses	8,803	7,481	1,322	18
Pretax income	2,740	3,114	(374)	(12)
Income tax provision	561	614	(53)	(9)
Net income	$2,179	$2,500	$(321)	(13)%
NM Not Meaningful.
Overall
Pretax income decreased $374 million, or 12%, for the nine months ended September 30, 2023 compared to the prior year period.
•The market impact on non-traditional long duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $137 million for the nine months ended September 30, 2023 compared to a benefit of $566 million for the prior year period.
•The unfavorable impact of unlocking was $99 million for the nine months ended September 30, 2023 compared to a favorable impact of $133 million for the prior year period.
•An unfavorable impact from the cumulative impact of Asset Management net outflows.
•A favorable impact from the trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in our insurance business in the fourth quarter of 2022, along with higher balances in bank and certificate products.
See our Consolidated Results of Operations for the three months ended September 30, 2023 and 2022 for a table and discussion of total pretax impacts on our revenues and expenses attributable to unlocking.

Index
AMERIPRISE FINANCIAL, INC.
Net Revenues
Management and financial advice fees decreased $285 million, or 4%, for the nine months ended September 30, 2023 compared to the prior year period reflecting the cumulative impact of Asset Management net outflows, fixed income market depreciation and a decrease in performance fees of $47 million, partially offset by continued wrap account net inflows.
Distribution fees increased $51 million, or 4%, for the nine months ended September 30, 2023 compared to the prior year period due to $88 million of higher fees on off-balance sheet brokerage cash due to an increase in short-term interest rates, partially offset by the cumulative impact of net outflows.
Net investment income increased $1.4 billion for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting:
•The favorable impact of growth in Ameriprise Bank customer deposits and certificate business as a result of the market environment and our strategic decision to invest in these businesses.
•The favorable impact of the trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in our insurance business in the fourth quarter of 2022.
•The favorable impact of higher net investment income of CIEs.
•The favorable impact of net realized investment losses of $27 million for the nine months ended September 30, 2023 compared to net realized investment losses of $82 million for the prior year period. Net realized investment losses for nine months ended September 30, 2023 were primarily driven by the continued fixed maturity investment portfolio repositioning. Net realized investment losses for nine months ended September 30, 2022 were primarily driven by the fixed maturity investment portfolio repositioning in response to market conditions.
Premiums, policy and contract charges increased $101 million, or 10%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Banking and deposit interest expense increased $365 million for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and Ameriprise Bank cash deposits.
Expenses
Interest credited to fixed accounts increased $21 million, or 5%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting the following items:
•A $48 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $6 million for the nine months ended September 30, 2023 compared to a favorable impact of $54 million for the prior year period.
•A $13 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $16 million for the nine months ended September 30, 2023 compared to an expense of $29 million for the prior year period. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior period, which reflected higher option costs due to a higher new money rate, offset by more discounting due to higher Treasury rates.
Benefits, claims, losses and settlement expenses increased $831 million, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting the following items:
•A $643 million increase in expense from market impacts on SVA embedded derivative, net of hedges in place to offset those risks. This increase was the result of a favorable $746 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $1.4 billion change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in an expense for the nine months ended September 30, 2023 compared to a benefit in the prior year period.
•The impact of higher sales of life contingent payout annuities.
•The impact of increased volume in SVAs.
Change in fair value of market risk benefits increased $260 million, or 87%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting the following items:
•The impact of unlocking was an expense of $128 million for nine months ended September 30, 2023 primarily reflecting the impact of lower surrender assumptions on variable annuities with living benefits compared to a benefit of $139 million for the prior year period primarily reflecting the impact of interest rate assumptions, partially offset by lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits.
•A $29 million decrease in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This decrease was the result of a favorable $870 million change in the market impact on variable annuity guaranteed

Index
AMERIPRISE FINANCIAL, INC.
benefits reserves and an unfavorable $841 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the nine months ended September 30, 2023 compared to an expense in the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for the nine months ended September 30, 2023 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2023 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the nine months ended September 30, 2023 compared to the prior year period.
Interest and debt expense increased $104 million, or 76%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting higher interest expense of CIEs and the issuance of $750 million of unsecured senior notes in March 2023.
General and administrative expense increased $88 million, or 3%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting a $20 million accrual for a regulatory matter relating to electronic communication recordkeeping requirements, higher volume related expenses and investments for business growth, $12 million of higher integration related expenses and an unfavorable change in the mark-to-market impact on share-based compensation. A portion of the higher integration related expenses was driven by the consolidation of the majority of our London-based teams into a single location following the acquisition of the BMO Global Asset Management (EMEA) business.
Income Taxes
Our effective tax rate was 20.5% for the nine months ended September 30, 2023 compared to 19.7% for the prior year period. See Note 17 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment for the Nine Months Ended September 30, 2023 and 2022
The following table presents summary financial information by segment:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Advice & Wealth Management
Net revenues	$7,015	$6,235
Expenses	4,862	4,708
Adjusted operating earnings	$2,153	$1,527
Asset Management
Net revenues	$2,433	$2,721
Expenses	1,907	2,023
Adjusted operating earnings	$526	$698
Retirement & Protection Solutions
Net revenues	$2,558	$2,311
Expenses	2,075	1,643
Adjusted operating earnings	$483	$668
Corporate & Other
Net revenues	$417	$350
Expenses	623	569
Adjusted operating loss	$(206)	$(219)
See our Results of Operations by Segment for the nine months ended September 30, 2023 and 2022 for a table of segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking.

Index
AMERIPRISE FINANCIAL, INC.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the nine months ended September 30:

	2023	2022
	(in billions)
Beginning balance	$412.1	$464.7
Net flows	17.3	21.3
Market appreciation (depreciation) and other	14.7	(100.8)
Ending balance	$444.1	$385.2

Advisory wrap account assets ending balance (1)	$439.3	$381.1
Average advisory wrap account assets (2)	$435.6	$426.4
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the nine months ended September 30, 2023 and 2022.
Ending wrap account assets increased $32.0 billion, or 8%, to $444.1 billion during the nine months ended September 30, 2023 due to market appreciation and other of $14.7 billion and net inflows of $17.3 billion. Average advisory wrap account assets increased $9.2 billion, or 2%, compared to the prior year period primarily reflecting net inflows.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$4,077	$4,017	$60	1%
Distribution fees	1,714	1,650	64	4
Net investment income	1,409	417	992	NM
Other revenues	200	171	29	17
Total revenues	7,400	6,255	1,145	18
Banking and deposit interest expense	385	20	365	NM
Total net revenues	7,015	6,235	780	13
Expenses
Distribution expenses	3,622	3,566	56	2
Interest and debt expense	19	8	11	NM
General and administrative expense	1,221	1,134	87	8
Total expenses	4,862	4,708	154	3
Adjusted operating earnings	$2,153	$1,527	$626	41%
NM Not Meaningful.
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $626 million, or 41%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting higher short-term interest rates and growth in bank cash deposits and certificate products along with the cumulative impact of client net flows, partially offset by market depreciation. Pretax adjusted operating margin was 30.7% for the for the nine months ended September 30, 2023 compared to 24.5% for the prior year period.
Net Revenues
Management and financial advice fees increased $60 million, or 1%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to higher average wrap account assets. Average advisory wrap account assets increased $9.2 billion, or 2%, compared to the prior year period primarily reflecting net inflows.
Distribution fees increased $64 million, or 4%, for the nine months ended September 30, 2023 compared to the prior year period reflecting $88 million of higher fees on off-balance sheet brokerage cash, primarily due to an increase in short-term interest rates.

Index
AMERIPRISE FINANCIAL, INC.
Net investment income, which excludes net realized investment gains or losses, increased $992 million, for the nine months ended September 30, 2023 compared to the prior year period primarily due to higher average invested assets due to increased bank and certificate deposits and the favorable impact of increased short-term interest rates, including higher investment yields on the investment portfolio supporting the bank and certificate products.
Banking and deposit interest expense increased $365 million for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting higher average crediting rates and higher average volumes on certificates and bank cash deposits.
Expenses
Distribution expenses increased $56 million, or 2%, for the nine months ended September 30, 2023 compared to the prior year period reflecting higher asset-based advisor compensation from higher average wrap account assets and increased investments in recruiting experienced advisors.
Interest and debt expense increased $11 million for the nine months ended September 30, 2023 compared to the prior year period due to the increase in capital supporting the growth in the bank and certificate products.
General and administrative expense increased $87 million, or 8%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to a $20 million accrual for a regulatory matter relating to electronic communication recordkeeping requirements, higher volume related expenses and investments for business growth.
Asset Management

The following table presents global managed assets by type:					Average (1)		Change
	As of September 30,		Change		Nine Months Ended September 30,
	2023	2022			2023	2022
	(in billions)
Equity	$299.1	$278.5	$20.6	7%	$310.3	$341.4	$(31.1)	(9)%
Fixed income	214.9	194.6	20.3	10	220.7	239.3	(18.6)	(8)
Money market	22.7	21.3	1.4	7	22.6	15.6	7.0	45
Alternative	33.6	35.2	(1.6)	(5)	34.8	38.4	(3.6)	(9)
Hybrid and other	16.9	16.9	—	—	17.2	20.5	(3.3)	(16)
Total managed assets	$587.2	$546.5	$40.7	7%	$605.6	$655.2	$(49.6)	(8)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the changes in global managed assets:

	Nine Months Ended September 30,
	2023	2022
	(in billions)
Global Retail Funds
Beginning assets	$309.3	$409.4
Inflows	34.9	49.1
Outflows	(47.9)	(64.6)
Net VP/VIT fund flows	(3.7)	(3.1)
Net new flows (1)	(16.7)	(18.6)
Reinvested dividends	3.4	5.7
Net flows	(13.3)	(12.9)
Distributions	(4.1)	(6.5)
Market appreciation (depreciation) and other	17.5	(84.2)
Foreign currency translation (2)	0.8	(9.6)
Total ending assets	310.2	296.2

Global Institutional
Beginning assets	274.7	344.7
Inflows (3)	32.9	43.8
Outflows (3)	(31.6)	(37.0)
Net flows (1)	1.3	6.8
Market appreciation (depreciation) and other (4)	(0.1)	(75.9)
Foreign currency translation (2)	1.1	(25.3)
Total ending assets	277.0	250.3

Total managed assets	$587.2	$546.5
Total net flows	$(12.0)	$(6.1)

Legacy insurance partners net flows (5)	$(3.1)	$(2.9)
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
Total segment AUM increased $3.2 billion, or 1%, during the nine months ended September 30, 2023 primarily due to equity market appreciation. Net outflows were $12.0 billion for the nine months ended September 30, 2023, a decrease of $5.9 billion compared to the prior year period.

Index
AMERIPRISE FINANCIAL, INC.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$2,110	$2,398	$(288)	(12)%
Distribution fees	272	307	(35)	(11)
Net investment income	29	6	23	NM
Other revenues	22	10	12	NM
Total revenues	2,433	2,721	(288)	(11)
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,433	2,721	(288)	(11)
Expenses
Distribution expenses	697	767	(70)	(9)
Amortization of deferred acquisition costs	4	8	(4)	(50)
Interest and debt expense	5	3	2	67
General and administrative expense	1,201	1,245	(44)	(4)
Total expenses	1,907	2,023	(116)	(6)
Adjusted operating earnings	$526	$698	$(172)	(25)%
NM Not Meaningful.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $172 million, or 25%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to the cumulative impact of net outflows, fixed income market depreciation, and lower performance fees.
Net Revenues
Management and financial advice fees decreased $288 million, or 12%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to the cumulative impact from net outflows, fixed income market depreciation, and a decrease in performance fees of $47 million.
Distribution fees decreased $35 million, or 11%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to the cumulative impact from net outflows.
Net investment income increased $23 million, for the nine months ended September 30, 2023 compared to the prior year period primarily driven by higher interest rates.
Expenses
Distribution expenses decreased $70 million, or 9%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to the cumulative impact from net outflows.
General and administrative expense decreased $44 million, or 4%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting lower performance fee related compensation and disciplined expense management.

Index
AMERIPRISE FINANCIAL, INC.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$554	$604	$(50)	(8)%
Distribution fees	298	320	(22)	(7)
Net investment income	613	389	224	58
Premiums, policy and contract charges	1,086	988	98	10
Other revenues	7	10	(3)	(30)
Total revenues	2,558	2,311	247	11
Banking and deposit interest expense	—	—	—	—
Total net revenues	2,558	2,311	247	11
Expenses
Distribution expenses	347	346	1	—
Interest credited to fixed accounts	276	289	(13)	(4)
Benefits, claims, losses and settlement expenses	518	330	188	57
Remeasurement (gains) losses of future policy benefit reserves	(17)	(5)	(12)	NM
Change in fair value of market risk benefits	497	249	248	NM
Amortization of deferred acquisition costs	172	176	(4)	(2)
Interest and debt expense	37	28	9	32
General and administrative expense	245	230	15	7
Total expenses	2,075	1,643	432	26
Adjusted operating earnings	$483	$668	$(185)	(28)%
NM Not Meaningful.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts decreased $185 million, or 28%, for the nine months ended September 30, 2023 compared to the prior year period.
Net Revenues
Management and financial advice fees decreased $50 million, or 8%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to the cumulative impact from net outflows and market depreciation.
Distribution fees decreased $22 million, or 7%, for the nine months ended September 30, 2023 compared to the prior year period due to the cumulative impact from net outflows and market depreciation.
Net investment income, which excludes net realized investment gains or losses, increased $224 million, or 58%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to higher interest rates, investment portfolio repositioning resulting in higher yields and increased SVA balances.
Premiums, policy and contract charges increased $98 million, or 10%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Expenses
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $188 million, or 57%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting the impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), increased $248 million, for the nine months ended September 30, 2023 compared to the prior year period reflecting market depreciation on contractual fees and the impact of unlocking. The unlocking impact for nine months ended September 30, 2023 was an expense of $128 million primarily reflecting the lower surrender assumptions on variable annuities with living benefits compared to a

Index
AMERIPRISE FINANCIAL, INC.
benefit of $139 million for the prior year period primarily reflecting the impact of interest rate assumptions, partially offset by lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits.
General and administrative expense increased $15 million, or 7%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting higher one-time related expenses, timing, and a modest increase in core expenses.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Nine Months Ended September 30,		Change
	2023	2022
	(in millions)
Revenues
Distribution fees	$1	$—	$1	—%
Net investment income	198	107	91	85
Premiums, policy and contract charges	72	73	(1)	(1)
Other revenues	159	172	(13)	(8)
Total revenues	430	352	78	22
Banking and deposit interest expense	13	2	11	NM
Total net revenues	417	350	67	19
Expenses
Distribution expenses	(7)	(6)	(1)	(17)
Interest credited to fixed accounts	177	182	(5)	(3)
Benefits, claims, losses and settlement expenses	175	184	(9)	(5)
Remeasurement (gains) losses of future policy benefit reserves	—	(1)	1	NM
Amortization of deferred acquisition costs	9	6	3	50
Interest and debt expense	75	48	27	56
General and administrative expense	194	156	38	24
Total expenses	623	569	54	9
Adjusted operating loss	$(206)	$(219)	$13	6%
NM Not Meaningful.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed index annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss decreased $13 million, or 6%, for the nine months ended September 30, 2023 compared to the prior year period.
LTC insurance had a pretax adjusted operating earnings of $19 million for the nine months ended September 30, 2023 compared to a pretax adjusted operating loss of $11 million for the prior year period primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions compared to the prior year period.
FA business had a pretax adjusted operating loss of $22 million for the nine months ended September 30, 2023 compared to a pretax adjusted operating loss of $15 million for the prior year period.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, increased $91 million, or 85%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions.
Expenses
Interest and debt expense increased $27 million, or 56%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting the issuance of $750 million of unsecured senior notes in March 2023.

Index
AMERIPRISE FINANCIAL, INC.
General and administrative expense, which excludes integration and restructuring charges, increased $38 million, or 24%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting the unfavorable mark-to-market impact on share-based compensation expense and increased severance expense related to our expense management initiatives.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of September 30, 2023. As our estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to total equity would be approximately $812 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2023 credit spreads.
Liquidity and Capital Resources
Overview
As of both September 30, 2023 and December 31, 2022, we had Available Capital for Capital Adequacy of $5.2 billion. Available Capital for Capital Adequacy best reflects the available capital resources of our core operations.
We maintained substantial liquidity during the nine months ended September 30, 2023. As of both September 30, 2023 and December 31, 2022, we had $7.0 billion in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
As of September 30, 2023 and December 31, 2022, the parent company had $728 million and $389 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage backed securities. Additional sources of liquidity at the parent company include a line of credit with an affiliate up to $727 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of September 30, 2023 was $1.9 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At September 30, 2023, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remained in compliance with all such covenants at September 30, 2023.
In addition, we have access to collateralized borrowings, which may include repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank, FSB are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of September 30, 2023 and December 31, 2022, we had $8.1 billion and $8.0 billion, respectively, of estimated borrowing capacity under the FHLB facilities, of which $201 million was outstanding as of both September 30, 2023 and December 31, 2022, and is collateralized with commercial mortgage backed securities. In addition, Ameriprise Bank, FSB maintains access to borrowings from the Federal Reserve which are collateralized with residential mortgage backed securities, commercial mortgage backed securities and corporate debt securities. As of September 30, 2023 and December 31, 2022, we estimated $11.8 billion and $9.0 billion, respectively, of borrowing capacity from the Federal Reserve in addition to the FHLB capacity and there were no outstanding obligations.
There have been no material changes to our contractual obligations disclosed in our 2022 10-K.

Index
AMERIPRISE FINANCIAL, INC.
We issued $750 million of 5.15% unsecured senior notes on March 9, 2023. We repaid $750 million principal amount of our 4.0% senior notes at maturity on October 16, 2023. See Note 12 to our Consolidated Financial Statements for further information about our long-term debt maturities, including $550 million maturing within the 2024 calendar year.
We believe cash flows from operating activities, available cash balances, our availability of internal and external borrowings, access to debt markets, and dividends from our subsidiaries will be sufficient to fund our short-term and long-term operating liquidity needs and stress requirements.
On August 16, 2022, federal legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax (“CAMT”) and the share repurchase excise tax. Both the CAMT and share repurchase tax are effective beginning in 2023. We are an applicable corporation required to compute CAMT; however, based on current estimates, we do not believe we will be liable for the CAMT in 2023 and therefore have not recorded a liability. We are a covered corporation subject to the 1% excise tax on the net shares repurchased. As the Internal Revenue Service issues additional guidance related to the IRA, we will continue to evaluate any impact to our consolidated financial statements.
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
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions)
RiverSource Life (1)	$2,842	$3,103	N/A	$571
RiverSource Life of NY (1)	222	320	N/A	40
ACC (3)(4)	720	534	$672	496
TAM UK International Holdings Ltd (5)	328	437	211	214
Ameriprise Bank, FSB (6)	1,719	1,542	1,141	999
AFS (2)(3)	204	90	#	#
Ameriprise Captive Insurance Company (2)	39	38	13	10
Ameriprise Trust Company (2)	60	54	41	38
AEIS (2)(3)	152	208	28	26
RiverSource Distributors, Inc. (2)(3)	13	12	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	17	17	#	#
Columbia Threadneedle Investments UK International Ltd. (5)	333	330	154	152
N/A Not applicable as only required to be calculated annually.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of September 30, 2023 and December 31, 2022.
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

Index
AMERIPRISE FINANCIAL, INC.
In October 2023, the Federal Reserve Board issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. The rule is effective January 1, 2024, with reporting beginning in 2025.
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
During the nine months ended September 30, 2023, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.3 billion (including $500 million from RiverSource Life and $1.1 billion from AMPF Holding, LLC) and contributed cash to its subsidiaries of $277 million. During the nine months ended September 30, 2022, the parent holding company received cash dividends or a return of capital from its subsidiaries of $2.2 billion (including $600 million from RiverSource Life) and contributed cash to its subsidiaries of $512 million (including $375 million to Ameriprise Bank, FSB).
In 2009, RiverSource Life established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with our domiciliary regulator and rating agencies. GLIC is domiciled in Delaware, so in the event GLIC was subjected to rehabilitation or insolvency proceedings, such proceedings would be located in (and governed by) Delaware laws. Delaware courts have a long tradition of respecting commercial and reinsurance affairs as well as contracts among sophisticated parties. Similar credit protections to what we have with GLIC have been tested and respected in Delaware and elsewhere in the United States, and as a result we believe our credit protections would be respected even in the unlikely event that GLIC becomes subject to rehabilitation or insolvency proceedings in Delaware. Accordingly, while no credit protections are perfect, we believe the correct way to think about the risks represented by our counterparty credit exposure to GLIC is not the full amount of the gross liability that GLIC reinsures, but a much smaller net exposure to GLIC (if any that might exist after taking into account our credit protections). Thus, management believes that our agreement and offsetting non-LTC legacy arrangements with Genworth Financial, Inc. will enable RiverSource Life to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $427 million and $416 million for the nine months ended September 30, 2023 and 2022, respectively. On October 25, 2023, we announced a quarterly dividend of $1.35 per common share. The dividend will be paid on November 17, 2023 to our shareholders of record at the close of business on November 6, 2023.
In January 2022, our Board of Directors authorized us to repurchase up to $3.0 billion for the repurchase of our common stock through March 31, 2024. On July 24, 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. As of September 30, 2023, we had $3.6 billion remaining under these share repurchase authorizations. We intend to fund share repurchases through existing excess capital, future free cash flow generation and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the nine months ended September 30, 2023, we repurchased a total of 4.7 million shares of our common stock at an average price of $325.53 per share.
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
Operating Activities
Net cash provided by operating activities decreased $648 million to $2.5 billion for the nine months ended September 30, 2023 compared to $3.2 billion for the prior year period primarily reflecting higher income taxes paid and decreases in brokerage deposits, partially offset by higher investment income on fixed maturity securities. The higher investment income is driven by higher yields and the growth in Ameriprise Bank customer deposits and certificate business growth.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and in recent quarters is significantly affected by the net flows of our face amount certificates and bank deposit activity.

Index
AMERIPRISE FINANCIAL, INC.
Net cash used in investing activities decreased $1.9 billion to $7.3 billion for the nine months ended September 30, 2023 compared to $9.2 billion for the prior year period primarily reflecting a $811 million increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities, a $442 million decrease in net cash outflows related to investments of consolidated investment entities, a $254 million decrease in net cash outflows for written options with deferred premiums and a $258 million decrease in cash used for purchases of Available-for-Sale securities.
Financing Activities
Net cash provided by financing activities decreased $2.2 billion to $4.0 billion for the nine months ended September 30, 2023 compared to $6.2 billion for the prior year period primarily reflecting a $4.5 billion decrease in the change in banking deposits, net, partially offset by a $2.4 billion increase in net cash flows from investment certificates.
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

Index
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

Index
AMERIPRISE FINANCIAL, INC.
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2023 and December 31, 2022:

September 30, 2023
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(292)	$2	$(290)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(936)	688	(248)
Indexing feature for structured variable annuities	692	(449)	243
Total variable annuity and structured variable annuity benefits	(244)	239	(5)
Certificates	3	(3)	—
IUL insurance	56	(53)	3
Total	$(477)	$185	$(292)	(2)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(54)	$—	$(54)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,223	(841)	382
Indexing feature for structured variable annuities	12	114	126
Total variable annuity and structured variable annuity benefits	1,235	(727)	508
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	46	—	46
Banking deposits	25	—	25
Brokerage client cash balances	50	—	50
Certificates	(9)	—	(9)
IUL insurance	13	2	15
Total	$1,306	$(725)	$581

December 31, 2022
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(285)	$2	$(283)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(870)	648	(222)
Indexing feature for structured variable annuities	494	(291)	203
Total variable annuity and structured variable annuity benefits	(376)	357	(19)
Certificates	1	(1)	—
IUL insurance	39	(21)	18
Total	$(621)	$337	$(284)	(2)

Index
AMERIPRISE FINANCIAL, INC.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(53)	$—	$(53)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,484	(1,028)	456
Indexing feature for structured variable annuities	(29)	82	53
Total variable annuity and structured variable annuity benefits	1,455	(946)	509
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	25	—	25
Banking deposits	28	—	28
Brokerage client cash balances	146	—	146
Certificates	(9)	—	(9)
IUL insurance	12	1	13
Total	$1,604	$(945)	$659
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(290) million as of September 30, 2023 and $(283) million as of December 31, 2022, respectively.
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. As of September 30, 2023, the value of our assets under management was $1.0 trillion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We currently only hedge certain equity price risk for this exposure, primarily using futures and swaps. We currently do not hedge any of the interest rate risk for this exposure.
Market Risk Benefits
The total contract value of all variable annuities as of September 30, 2023 was $75.1 billion. See Note 11 for details of the reserves associated with market risk benefits. The changes in fair value of variable annuity market risk benefits are recorded through earnings, with the exception of the portion of the change in fair value due to a change in our nonperformance risk, which is recognized in other comprehensive income (loss). Fair value is calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.
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

Index
AMERIPRISE FINANCIAL, INC.
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
Structured Variable Annuities
Structured variable annuities offer the contractholder the ability to allocate account value to either an account that earns fixed interest (fixed account) or an account that is impacted by the performance of various equity indices (indexed account) subject to a cap, floor or buffer. Our earnings are based upon the spread between investment income earned and the credits made to the fixed account and benefits reflected in an indexed account of the structured variable annuities. As of September 30, 2023, we had $9.2 billion in liabilities related to structured variable annuities.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $35.5 billion in Policyholder account balances, future policy benefits and claims as of September 30, 2023, $17.2 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. We would expect the recent decline in our portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 25, 2025 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $5.2 billion and 4.9%, respectively, as of September 30, 2023. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $19.3 billion and had a weighted average yield of 4.3% as of September 30, 2023. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2023 was approximately 5.7%.
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

Index
AMERIPRISE FINANCIAL, INC.
See Note 9 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
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
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from 3 to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $36.1 billion in customer deposits as of September 30, 2023, $12.4 billion related to reserves for our fixed rate certificate products.
Stock Market Certificates
Stock market certificates are purchased for amounts generally from $1 thousand to $2 million for terms of 52 weeks, 104 weeks or 156 weeks, which can be extended to a maximum of 15 years depending on the term. For each term the certificate holder can choose to participate 100% in any percentage increase in the S&P 500® Index up to a maximum return or choose partial participation in any increase in the S&P 500® Index plus a fixed rate of interest guaranteed in advance. If partial participation is selected, the total of equity-linked return and guaranteed rate of interest cannot exceed the maximum return. Liabilities for our stock market certificates are included in Customer deposits. As of September 30, 2023, we had $203 million in reserves related to stock market certificates. The equity-linked return to investors creates equity price risk exposure. We seek to minimize this exposure with purchased futures and call spreads that replicate what we must credit to client accounts. This risk continues to be fully hedged. Stock market certificates have some interest rate risk as changes in interest rates affect the fair value of the payout to be made to the certificate holder. This risk is not currently hedged and was immaterial as of September 30, 2023.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of September 30, 2023, we had $2.6 billion in liabilities related to the indexed accounts of IUL.
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

Index
AMERIPRISE FINANCIAL, INC.
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds related to our net investment in Threadneedle, which was approximately $1.3 billion as of September 30, 2023. We also have exposure related to operations in foreign countries to Euros, Indian Rupees and other currencies. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. As of September 30, 2023, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of September 30, 2023, our largest reinsurance credit risks are related to coinsurance treaties with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company and with life insurance subsidiaries of Genworth Financial, Inc.
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

Index
AMERIPRISE FINANCIAL, INC.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2023.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of 2023:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2023
Share repurchase program (1)	261,064	$347.15	261,064	$3,993,247,664
Employee transactions (2)	65,652	$345.89	N/A	N/A

August 1 to August 31, 2023
Share repurchase program (1)	608,198	$343.62	608,198	$3,784,261,622
Employee transactions (2)	61,644	$351.74	N/A	N/A

September 1 to September 30, 2023
Share repurchase program (1)	641,884	$344.47	641,884	$3,563,149,952
Employee transactions (2)	6,648	$338.77	N/A	N/A

Totals
Share repurchase program (1)	1,511,146	$344.59	1,511,146
Employee transactions (2)	133,944	$348.23	N/A
	1,645,090		1,511,146
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

Index
AMERIPRISE FINANCIAL, INC.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Index
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

10.1†*	Ameriprise Financial Form of Award Certificate - Restricted Stock Award
10.2†*	Ameriprise Financial Form of Award Certificate - Restricted Stock Unit Award
10.3†*	Ameriprise Financial Form of Award Certificate - Non-Qualified Stock Option Award
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (iv) Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.
† Management contract or compensation plan or arrangement.

Index
AMERIPRISE FINANCIAL, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
(Registrant)

Date:	November 2, 2023	By:	/s/ Walter S. Berman
Walter S. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2023	By:	/s/ Dawn M. Brockman
Dawn M. Brockman
Senior Vice President and Controller
(Principal Accounting Officer)