Form 10-K
period 2023-12-31
AMERIPRISE FINANCIAL INC
filed 2024-02-22
CIK 820027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	1-32525

AMERIPRISE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3180631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $.01 per share)	AMP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The aggregate market value, as of June 30, 2023, of voting shares held by non-affiliates of the registrant was approximately $34.1 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 9, 2024
Common Stock (par value $.01 per share)	100,290,614 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III: Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 24, 2024 (“Proxy Statement”).

Index
Ameriprise Financial, Inc.
FORM 10-K

Index
Ameriprise Financial, Inc.
PART I.
Item 1. Business
Overview
Ameriprise Financial is a diversified financial services company with a nearly 130-year history of providing solutions to help clients confidently achieve their financial objectives. Ameriprise Financial, Inc. is a holding company incorporated in Delaware that primarily engages in business through its subsidiaries. Accordingly, references to “Ameriprise,” “Ameriprise Financial,” the “Company,” “we,” “us,” and “our” may refer to Ameriprise Financial, Inc. exclusively, to our entire family of companies, or to one or more of our subsidiaries.
We are a long-standing leader in financial planning and advice offering a broad range of products and services designed to assist individual and institutional clients achieve their financial objectives. Our strategy is centered on helping clients confidently achieve their goals by providing holistic advice and by managing and protecting their assets and income. We utilize two go-to-market approaches in carrying out this strategy: Wealth Management and Asset Management.
Wealth Management
Our Advice & Wealth Management business is the primary growth engine of Ameriprise with a significant market opportunity. We are in a compelling position to capitalize on significant demographic and market trends driving increased demand for financial advice and solutions. In the U.S., the ongoing transition of baby boomers into retirement, as well as younger generations currently building their wealth and planning for retirement, continues to drive demand for financial advice and solutions. Our primary target market is households with $500,000 to $5,000,000 in investable assets, and we are also well-suited to serve those outside this asset range. The amount of investable assets held by investors grew at an 8% compound annual growth rate between 2016 and 2022. We also offer products and services targeted to higher-net worth households.
We are an industry-leading wealth manager with a differentiated advice value proposition. Our network of more than 10,000 financial advisors (our “advisors”) is the primary channel through which we carry out our wealth management activities. Our capabilities are centered on establishing long-term personal relationships between clients and advisors. Through our affiliated advisors, we offer financial planning and advice, cash management and banking products, and full-service brokerage services, primarily to retail clients.
We design products and services as solutions for clients’ cash and liquidity, asset accumulation, income, retirement, protection, income generation and disbursement and estate and wealth transfer needs. The financial solutions we offer through our advisors include our own products and services as well as other providers’ products. We distribute our life and disability income insurance, as well as annuity products, through our advisor channel.
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
Asset Management
Our global asset management business, represented by the Columbia Threadneedle Investments® brand, offers a broad spectrum of capabilities to individual, institutional and high net worth investors. In November 2021, we purchased the BMO Global Asset Management (EMEA) business and subsequently re-branded the business. Columbia Threadneedle® investment products are primarily offered through third parties, though we also provide our asset management products through our advisor network, direct retail and through our institutional sales force. Our underlying asset management philosophy is rooted in delivering consistently strong, competitive investment performance. The quality and breadth of our asset management capabilities are demonstrated by our strong investment performance.

We are positioned to grow our assets under management and strengthen our asset management offerings to existing and new clients. We benefit from key strategic relationships we have established and have a strong institutional presence. Our asset management capabilities are designed to address mature markets in the U.S. and Europe as well as expanding into new global and emerging markets. We have expanded beyond our traditional strengths in the U.S. and the United Kingdom (“U.K.”) to serve more clients and gather assets worldwide. We continue to pursue opportunities to leverage the collective capabilities of our global asset management business in order to enhance our investment solutions and to develop new solutions that are responsive to client demand in an increasingly complex and competitive marketplace.
History and Development
Our company has provided solutions to help clients confidently achieve their financial objectives for nearly 130 years. Our earliest predecessor company, Investors Syndicate, was founded in 1894 to provide face-amount certificates to consumers. In 1983, our company was formed as a Delaware corporation in connection with American Express’ acquisition of IDS Financial Services from

Index
Ameriprise Financial, Inc.
Alleghany Corporation. We changed our name to “American Express Financial Corporation” (“AEFC”) and began marketing our products and services under the American Express brand in 1994. In 2005, AEFC spun off from American Express to form Ameriprise Financial, Inc.
We have grown both organically in the products and services we provide, as well as inorganically through strategic acquisitions. This has allowed us to significantly enhance the scale, performance, and product offerings of our brokerage, financial planning, retail mutual fund and institutional asset management businesses to best serve clients. Our acquisitions have included Threadneedle Asset Management Holdings, H&R Block Financial Advisors, Inc., J. & W. Seligman & Co. Incorporated, Columbia Management, Emerging Global Advisors, LLC, Investment Professionals, Inc., Lionstone Partners, Inc., and, most recently, BMO Financial Group’s European-based asset management business, which was completed in 2021. Beyond traditional acquisitions, we pursue other strategies to grow our Wealth Management business such as experienced advisor recruiting and partnerships with banks and credit unions, like the transaction to become Comerica Bank’s new investment program provider.
Over the years, we have also sought to optimize the organizational structure in which we offer certain banking products. In May 2019, we received regulatory approvals and converted Ameriprise National Trust Bank to Ameriprise Bank, FSB (“Ameriprise Bank”) to expand the products and services we can provide directly to our customers. At that time, Ameriprise Financial became a savings and loan holding company subject to regulation, supervision and examination by the Board of Governors for the Federal Reserve System (“FRB”), and Ameriprise Financial elected to be classified as a financial holding company subject to applicable regulation under the Bank Holding Company Act of 1956, as amended. On July 13, 2023, we announced that we withdrew our application to convert Ameriprise Bank, FSB to a state-chartered industrial bank and our application to establish a new limited purpose national trust bank. We plan to continue to operate Ameriprise Bank as we have, under the supervision of the Office of the Comptroller of the Currency (“OCC”) and continue to offer a strong lineup of banking solutions without interruption.
Our Shifting Business Mix and Integrated Model
The financial results from the businesses underlying our go-to-market approaches are reflected in our operating segments:
•Advice & Wealth Management;
•Asset Management;
•Retirement & Protection Solutions; and
•Corporate & Other.

Index
Ameriprise Financial, Inc.
As a diversified financial services firm, we believe our ability to gather and retain assets is best measured by our aggregate assets under management and administration metric. As of December 31, 2023, we had $1.4 trillion in assets under management and administration, compared to $1.2 trillion as of December 31, 2022. For a more detailed discussion of assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
We continue to execute on our strategy to grow our Wealth Management business with complementary Asset Management and Retirement & Protection Solutions businesses. The following chart shows our current business mix represented by the contributions of each segment to our pretax adjusted operating earnings (excluding Corporate & Other segment) as well as a historical comparison.
Our Principal Brands
Our diversified products and services are offered through our brands:

We use the Ameriprise Financial® brand as our enterprise brand, as well as the name of our advisor network and certain of our retail products and services.

Our global Columbia Threadneedle® and Columbia Threadneedle Investments® brands represent the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (including its subsidiaries, “Columbia Management”), other U.S.-based entities and Threadneedle. The foreign operations of Ameriprise Financial, Inc. are conducted primarily through Columbia Threadneedle Investments UK International Limited, TAM UK International Holdings Limited and Ameriprise Asset Management Holdings Singapore (Pte.) and their respective subsidiaries (collectively, “Threadneedle”).

We use our RiverSource® brand for our annuity and protection products issued by RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY” and, together with RiverSource Life, the “RiverSource Life companies” or “RiverSource”).

Our Segments - Advice & Wealth Management
We provide financial planning and advice, as well as full-service brokerage services, primarily to retail clients through our financial advisors. These services are centered on long-term, personal relationships between our advisors and our clients and focus on helping clients confidently achieve their financial goals. Our financial advisors provide a distinctive, holistic approach to financial planning and have access to a broad selection of both affiliated and non-affiliated products to help clients meet their financial needs and goals. Banking, lending and cash management solutions help clients establish financial flexibility while planning for both short and long-

Index
Ameriprise Financial, Inc.
term needs. As part of our goal-based approach to financial advice, our advisors help clients actively manage investing, saving and spending so they have a more complete picture of their financial life.
A significant portion of revenues in this segment are fee-based and driven by the level of client assets, which is impacted by both market movements and net flows. We also earn revenue and income through other sources, including the following:
•We earn net investment income on owned assets from Ameriprise Certificate Company and Ameriprise Bank, both wholly owned subsidiaries of Ameriprise.
•We earn financial planning fees as well as transaction and other fees.
•We earn distribution fees for providing non-affiliated products and intersegment revenues for providing our affiliated products and services to our retail clients. Intersegment expenses for this segment include investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Our Financial Advisor Platform
With more than 10,000 advisors, we are one of the top branded advisor platforms in the U.S. market. Advisors can choose to affiliate with us in multiple ways as noted below, and each option offers different levels of support and compensation.

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
•Cash management and banking products, including brokerage sweep programs, cash management accounts, savings accounts, credit cards, margin loans and pledged asset lines of credit.
•Face-amount certificates through the Ameriprise Certificate Company, a wholly owned subsidiary.
•Mutual fund offerings from our own Columbia funds as well as approximately 135 unaffiliated mutual fund families, representing approximately 2,150 mutual funds on our brokerage platform for which mutual fund families and other companies generally pay us a portion of the revenue generated from sales of those funds, administrative fees, and fees from the ongoing management attributable to our clients’ ownership in the fund.
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

Index
Ameriprise Financial, Inc.
Columbia Management primarily provides products and services in the United States. Threadneedle, including BMO Global Asset Management (EMEA) business which we acquired in 2021, primarily provides products and services internationally. Additional subsidiaries beyond Columbia Management and Threadneedle are also included in our Asset Management segment.
Revenues in the Asset Management segment are primarily earned based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. We may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. As of December 31, 2023, our Asset Management segment had $637 billion in worldwide managed assets.
Our Asset Management segment also provides asset management services for Ameriprise Financial subsidiaries. The fees for such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management, Retirement & Protection Solutions, and Corporate & Other segments. All intersegment activity is eliminated in our consolidated results.
Managed assets include external client assets and owned assets. Managed external client assets include client assets for which we provide investment management services, such as the assets of the Columbia Threadneedle Investments fund families and the assets of institutional clients. Managed external client assets also include assets managed by sub-advisers we select but do not include client assets that we advise on a non-discretionary basis such as those assets where we provide voting recommendations and engagement services but do not manage the underlying assets. Our external client assets are not reported on our Consolidated Balance Sheets, although certain investment funds marketed to investors may be consolidated at certain times. See Note 2 and Note 5 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on consolidation principles and details regarding the consolidated collateralized loan obligations (“CLOs”). Managed owned assets include certain assets on our Consolidated Balance Sheets (such as the assets of the general account, cash balances invested by Ameriprise Bank and from certificate products, and the variable product funds held in the separate accounts of RiverSource Life companies) for which the Asset Management segment provides management services and receives management fees. For additional details regarding our assets under management and administration, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Investment Management Capabilities and Products
Our investment management business has a presence in 17 key markets globally with investment offices in seven countries, including France, Germany, Luxembourg, the Netherlands, Singapore, the U.K. and the U.S.
Our investment management capabilities and products span a broad range of asset classes and investment styles to meet a variety of client needs with our $637 billion in assets under management diversified across geographies, strategies and clients.
We offer or make available the following products and services through our Asset Management segment with a range of investment strategies across these different vehicles and accounts:
•U.S. registered funds through the Columbia Management family of funds, including retail mutual funds, exchange-traded funds and U.S. closed-end funds and variable insurance trust funds (“VIT Funds”) on which we earn management fees based on the underlying value of the assets and service fees.
•Non-U.S. retail focused funds through Columbia Threadneedle include different risk-return options across regions, markets, asset classes and product structures, which include retail funds that are similar to U.S. mutual funds (such as Undertakings for the Collective Investment in Transferable Securities (“UCITS”) funds organized as Luxembourg-based investment companies with variable capital (“SICAVs”) and Irish and U.K. open-end investment companies (“OEICs”)). In addition, this also includes a range of listed Investment Trusts, including F&C Investment Trust PLC established in 1868.
•European-based pooled investment funds designed for pensions, insurance companies and other institutional investors seeking solutions for liability or balance sheet asset management (“Liability Driven Investment” or “LDI”).

Index
Ameriprise Financial, Inc.
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
•Management of owned assets such as assets held in the general account of our RiverSource Life companies, Ameriprise Certificate Company and Ameriprise Bank.
•Management of CLOs, which includes providing collateral management services to special purpose vehicles that primarily invest in syndicated bank loans and issue multiple tranches of securities collateralized by the assets for which we earn fees based on the value of assets and performance-based fees.
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
Our Segments - Retirement & Protection Solutions
RiverSource solutions are one way we deliver on the Ameriprise client experience and Confident Retirement® approach. We offer clients annuities, life insurance and disability income insurance products to meet their needs or current stage in life—whether that is covering essentials, ensuring lifestyle, preparing for the unexpected or leaving a legacy. RiverSource seeks to partner with our advisors to address clients’ goals and long-term needs at a differentiated level and provide a strong risk profile.
Retirement Solutions
Through our advisors, we provide RiverSource annuity products to clients to help individuals address their asset accumulation and income goals. Our advisor network is the only distributor of new RiverSource annuity products, although advisors offer fixed, variable, and structured annuities from selected unaffiliated insurers. As part of the continued evolution of the business model for our Retirement & Protection Solutions segment, we focus on the accumulation solutions clients want (such as the structured variable annuity, a registered index-linked annuity).
Revenues for our variable annuity products are primarily earned as fees based on a contractholder’s benefit base, contract value or separate account values, which is impacted by both market movements and net asset flows. We also earn net investment income on general account assets supporting reserves for non-life contingent payout annuities, structured variable annuities, certain guaranteed benefits and fixed investment options offered with variable annuities, and on capital supporting the business. In addition, we receive fees charged on assets allocated to our separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested. Revenues for our payout annuities with a life contingent feature are earned as premium revenue. Intersegment revenues for this segment reflect fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds. Intersegment expenses for this segment include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.
Protection
We provide life and disability income insurance products to address the protection and risk management needs of our retail clients. New RiverSource insurance products are exclusively offered through our advisor network. Our advisors also offer insurance products of unaffiliated carriers. The primary sources of revenues for our protection business are premiums, fees and charges we receive to assume insurance-related risk. We earn net investment income on owned assets supporting insurance reserves and on capital supporting the business. We also receive fees based on the level of the RiverSource Life companies’ separate account assets supporting variable universal life investment options. The protection products earn intersegment revenues from fees paid by our Asset Management segment for marketing support and other services provided in connection with the availability of VIT Funds under the variable universal life contracts. Intersegment expenses for the protection products include distribution expenses for services provided by our Advice & Wealth Management segment, as well as expenses for investment management services provided by our Asset Management segment. All intersegment activity is eliminated in our consolidated results.

Index
Ameriprise Financial, Inc.
Products
Through the RiverSource Life companies, we currently offer the following products:
•Variable annuities provide returns linked to underlying investments of the contractholder’s choice of certain funds, as well as additional benefits, such as guaranteed minimum death benefits (but without living benefits for new sales after mid-2022).
•Structured variable annuities use the performance of an underlying equity market index to determine earnings, subject to either a cap or floor.
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
Our sales of RiverSource individual life insurance in 2023, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 95% variable universal life, 2% universal life and 3% term life.
Reinsurance
We reinsure a portion of the insurance risks associated with our currently offered life and disability income products (as well as previously sold fixed annuity, fixed indexed annuity, life contingent payout annuity and long term care products) through reinsurance agreements with unaffiliated reinsurance companies. We use reinsurance to limit losses, reduce exposure to large risks and provide additional capacity for continued product offerings. To manage exposure to losses from reinsurer insolvencies, we evaluate the financial condition of reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. Our RiverSource Life companies remain primarily liable as the direct insurers on all risks reinsured. See Note 7 and Note 8 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance. At a general level, we reinsure some or all of the following (with the closed blocks in our Corporate & Other segment):

Product	Reinsurance Type
Term Life and Disability Income	Coinsurance
Universal Life & Variable Universal Life	Renewable Term
Life Contingent Payout Annuity	Coinsurance
Fixed Annuity (closed block in Corporate & Other)	Coinsurance
Long Term Care (closed block in Corporate & Other)	Coinsurance
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
Comprehensive reimbursement LTC policies provide a predefined maximum daily benefit if the insured is confined to a nursing home and covers a variety of LTC expenses, including assisted living, home and community care, adult day care and similar placement programs, subject to various maximum total benefit payment pools, on a cost-reimbursement basis. Our second-generation comprehensive reimbursement LTC policies were written from 1997 until 2002.
Our closed block LTC was sold on a guaranteed renewable basis which allows us to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage and benefit increase option. Premium rates are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income and profit. We develop our assumptions based on our own claims and persistency experience. In line with the market, we have pursued nationwide premium rate increases for many years and expect to continue to pursue rate increases over the next several years. In general, since very little of our LTC business is subject to rate stability regulation, we have historically followed a policy of pursuing smaller, more frequent increases in order to align policyholder and historic shareholder objectives but modified our approach

Index
Ameriprise Financial, Inc.
in 2019 to seek larger increases as an additional method to manage the LTC business. We also provide policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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
Closed Block Fixed Annuities
In 2020, we discontinued new sales of fixed annuities and moved the Fixed Annuities and Fixed Indexed Annuities blocks to the Corporate & Other segment as a closed block. In this closed block, as of December 31, 2023, we have $6.3 billion of account value associated with our fixed annuities of which 89% has been ceded by RiverSource Life on a coinsurance basis to Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company (“Commonwealth”) under customary reinsurance arrangements with a comfort trust. For the ceded policies, RiverSource Life ceded 100% of the risk on a coinsurance basis.
Competition
We operate in a highly competitive global industry. As a diversified financial services firm, we compete directly with a variety of financial institutions, including registered investment advisers, securities brokers, asset managers, banks and insurance companies. We directly compete for the provision of products and services to clients, as well as for our financial advisors and investment management personnel. Certain of our competitors offer web-based or mobile-based financial services and discount brokerage services, usually with lower levels of service, to individual clients, and we increasingly compete with various financial technology companies.
Our Advice & Wealth Management segment competes with securities broker-dealers, independent broker-dealers, financial planning firms, registered investment advisers, insurance companies and other banks and financial institutions to attract and retain financial advisors and clients. Competitive factors influencing our ability to attract and retain financial advisors include compensation structures, brand recognition and reputation, product offerings and innovation, growth opportunities, and technology and service capabilities and support. Further, our financial advisors compete for clients with a range of other advisors, broker-dealers and direct channels. This includes wirehouses, regional broker-dealers, independent broker-dealers, insurers, banks, asset managers, registered investment advisers and direct distributors. Competitive factors influencing our ability to attract and retain clients include quality of advice provided, price, reputation, advertising and brand recognition, product offerings, technology offerings for clients and advisors and service quality.
Our Asset Management segment competes on a global basis against a substantial number of firms to acquire and retain managed and administered assets, including firms in the categories listed above. Competitive factors influencing our performance in this industry include investment performance, product offerings and innovation, product ratings, fee structures, advertising, technology and service quality, brand recognition, reputation and the ability to attract and retain investment personnel. Furthermore, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles), client interest in funds with particular environmental, social, or governance practices, client or regulatory requirements on use of client commissions for research, and downward pressure on fees may present various challenges to our business and could cause clients to favor certain competitors, such as those that focus more on “passive” or “value-style” investing. The impact of these factors on our business may vary from country to country and certain competitors may have competitive advantage in certain jurisdictions.
Competitors of our Retirement & Protection Solutions segment consist of both stock and mutual insurance companies. Competitive factors affecting the sale of variable annuity and insurance products include distribution capabilities, price, product features and innovation, hedging capability, investment performance, commission structure, reinsurance availability and pricing, perceived financial strength and financial strength ratings, claims-paying ratings, technology and service, advertising, brand recognition and financial strength ratings from rating agencies.
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
To ensure our long-term success, we must attract, retain, engage and develop a diverse, high-performing workforce. We are committed to providing an excellent employee and advisor experience for all of our people. This includes approximately 13,800 global

Index
Ameriprise Financial, Inc.
employees, including our corporate employees and employee financial advisors. We have approximately 8,400 non-employee advisors who choose to affiliate with us through our franchise advisor group.
Leadership and training are core to our culture and history, and we offer an extensive employee development curriculum, broad resources and a comprehensive and competitive benefits program to support our employees in their growth and well-being. This includes extensive professional development programs supporting both new employees and those who are longer-tenured to help them grow and explore their career potential at Ameriprise. Starting in 2023, we worked closely with leaders to prioritize organizational stewardship, leadership excellence and operating effectiveness as we executed our business plans.
We continually invest in our human capital programs and capabilities to ensure a highly competitive employee value proposition and offer a framework for employees and prospective employees to understand the investments we make in them, including our culture, compensation and benefits, well-being, work environment and career development.
Our Board of Directors engages in these topics and annually reviews our senior executive succession plans and broader talent development status in support of our corporate strategy, and frequently discusses talent topics at meetings. The Board and the Compensation and Benefits Committee are regularly updated on human capital management topics and dedicate time to reviewing and discussing our company culture, talent development, retention and recruiting initiatives, diversity, our equity and inclusion (“DEI”) strategy, and our annual engagement survey feedback.
In 2023, our strong corporate culture yielded the following results:
•Our employee engagement results are among the strongest in the industry – exceeding industry benchmarks overall at 85% with particular strength in the metrics of integrity, leader effectiveness, respect, and client focus. Consistent with prior years, we had strong participation with 94% of employees participating in our survey.
•We prioritize professional development, with 96% of our employees participating in development training. We continue to invest in our employees’ development, and, in addition to annual training requirements and annual compliance training, we encourage all employees to participate in our professional development programs, including core curriculum for new hires and a Transformational Leader Program for officers. Leaders are further supported by a broad selection of online courses, workshops, mentoring opportunities, networking events and peer-to-peer programs.
•In addition to recruiting talented professionals to join Ameriprise, we retained 95% of our high-performing employees.
•Within our advisor force, the retention rate among affiliated advisors who have been with us for more than 10 years remained strong at 94%.
•We have also continued to attract experienced, productive advisors, with 412 experienced advisors moving their practices to Ameriprise in 2023 and approximately 1,734 over the last 5 years.
•Our global workforce is comprised of 40% women and among our U.S.-based employees 21% are ethnically diverse. More detail on our workforce composition with a summary of our Equal Employment Opportunity metrics can be found in our Ameriprise Responsible Business report, which is available on our website. Information contained on or accessible through our websites is not incorporated into and does not form a part of this Form 10-K or any other report or document we file with the U.S. Securities and Exchange Commission (“SEC”), and any references to our websites are intended to be inactive textual references only.
With regard to DEI, our vision is to foster an inclusive culture and diverse workforce so that everyone at Ameriprise believes they can belong, grow and contribute to a culture that helps them realize their potential. One way in which we measure our progress is through our updated Inclusion Index from our engagement survey where we achieved a score of 85% in 2023, which exceeds the industry benchmark. These results and our progress are guided by our comprehensive DEI strategy and plan that is approved by the Chairman and CEO and reviewed by our Board of Directors. We invest in programs to attract, retain and advance diverse talent, including a robust leadership development curriculum for employees and advisors. In 2023, we hosted our 6th Annual Global Inclusion Celebration, which included over 5,300 attendees.
Our focus on fostering a diverse and inclusive culture is also reflected in the policies and practices that promote a safe, inclusive and respectful workplace. Our 13 business resource networks engage more than 21,000 participants globally each year to help promote cultural awareness and community involvement while providing employees and advisors with wellness and career development resources.
Another important priority is our investment in our total rewards and benefits programs that are designed to attract, retain, and motivate employees with deliberate alignment of rewards with performance. Weighing both individual goal achievement (the “what”) and leadership performance (the “how”) is critical to driving strong business results. We have a competitive total rewards approach that includes base salary, annual cash awards and long-term incentives, as well as a comprehensive benefits strategy for employees that focuses on physical, social, emotional and financial wellness.
In an evolving and highly competitive industry, we have continued to successfully execute on our strategy and deliver solid performance, reflecting the strength and resiliency of our values-based, inclusive culture and the effectiveness of our human capital strategy.

Index
Ameriprise Financial, Inc.
Intellectual Property
We rely on a combination of contractual rights and copyright, trademark, and patent registrations and trade secret laws to establish and protect our intellectual property. In the U.S. and other jurisdictions, we have established and registered, or filed applications to register, certain trademarks and service marks that we consider important to the marketing of our products and services, including but not limited to the Ameriprise Financial, Threadneedle, RiverSource, Columbia Threadneedle and Columbia Threadneedle Investments brands. We have in the past and will continue to establish and protect our intellectual property rights.
Enterprise Risk Management
Enterprise risk management and our risk management program is an important component in how we manage our business. All operating subsidiaries of Ameriprise must comply with our enterprise risk management policy and framework, which: (i) establishes a structure for effective enterprise risk management, including oversight and governance; (ii) delineates key constituent roles and responsibilities; and (iii) imposes a number of core risk management processes. The enterprise risk management policy is designed to manage risks that may impact Ameriprise, including capital, credit, market, liquidity, operational, strategic, reputational, legal and compliance, and product. The enterprise risk management policy is supported by underlying risk policies at business units that provide further detail on the business unit’s risk governance, appetite, and tolerance.
Regulation
Virtually all aspects of our business, including the activities of the parent company and our subsidiaries, are subject to various federal, state, local and foreign laws and regulations. These laws and regulations provide broad regulatory, administrative and enforcement powers to supervisory agencies and other bodies, including U.S. federal and state regulatory and law enforcement agencies, foreign government agencies or regulatory bodies and U.S. and foreign securities exchanges. The costs of complying with such laws and regulations are significant and increasing, and the consequences for the failure to comply may include civil or criminal charges, fines, censure, the suspension of individual employees, restrictions on or prohibitions from engaging in certain lines of business (or in certain states or countries), revocation of certain registrations and reputational damage. We have made and expect to need to continue to make significant investments in our compliance and supervision processes, enhancing policies, procedures and oversight to monitor our compliance with the numerous legal and regulatory requirements applicable to our business.
We operate in a highly scrutinized regulatory environment and it remains subject to change. Regulatory developments, both in and outside of the U.S., have resulted or are expected to result in greater regulatory oversight and internal compliance obligations for firms across the financial services industry. In addition, we continue to see enhanced legislative and regulatory interest regarding retirement investing and fiduciary initiatives, as well as environmental, social and governance (“ESG”) consideration and responsible investing; cybersecurity and resilience; the use of artificial intelligence; responsible information and data collection, storage and use; financial crime prevention; and privacy matters, and we will continue to closely review and monitor any legislative or regulatory proposals and changes. States in the U.S. and jurisdictions outside the U.S. continue to add new complexity to the patchwork of laws and regulations already in existence relating to privacy, cybersecurity, artificial intelligence and other areas and we are expecting similar new laws at the federal level and in multiple states in the U.S. The same complexity resulting from multiple standards exists for retirement investing where individual states and federal regulators continue to propose or enact their own rules. These legal and regulatory changes have impacted and may in the future impact how we are regulated and how we operate and govern our businesses.
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

Index
Ameriprise Financial, Inc.
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

Index
Ameriprise Financial, Inc.
limitations on the payment of dividends by a broker-dealer to a parent, and they have proposed regulations regarding cybersecurity programs and the public reporting of incidents impacting broker-dealers like ours.
Our financial advisors are representatives of a dual registrant, meaning it is registered both as an investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”) and as a broker-dealer. Our advisors are subject to various regulations that impact how they operate their practices, including those related to supervision, sales methods, trading practices, information security, record-keeping and financial reporting. In addition, because our independent contractor advisor platform is structured as a franchise system, we are also subject to Federal Trade Commission and state franchise requirements. We continue to see enhanced legislative and regulatory interest regarding retirement investing and financial advisors, including proposed rules, regulatory priorities or general discussions around transparency and disclosure in advisor compensation and recruiting, identifying and managing conflicts of interest and enhanced data collection.
The SEC’s Regulation Best Interest standard of care became effective June 30, 2020 and the SEC continues to issue various statements and other guidance on complying with the regulation. Furthermore, several states have either issued their own best interest or fiduciary rules or are considering doing so and those rules may be limited to certain types of products (e.g., insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The U.S. Department of Labor (“DOL”) finalized its voluntary exemption for providing investment advice to retirement account clients and has reinstated prior guidance for determining who is an investment advice fiduciary under pension regulations. While not a regulator, the Certified Financial Planner Board professional standards of conduct includes a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. Considering the various fiduciary rules and regulations that continue to be proposed, finalized, and sometimes withdrawn or amended, we continue to exert significant efforts to evaluate and prepare to comply with each rule.
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
U.K. Regulation
Outside of the U.S., Columbia Threadneedle is authorized to conduct its financial services business in the U.K. under the Financial Services and Markets Act 2000. A number of legal entities in the Columbia Threadneedle business are currently regulated by the Financial Conduct Authority (“FCA”) and one entity in the Columbia Threadneedle business is also regulated by the Prudential Regulation Authority (“PRA”). FCA and PRA rules impose certain capital, operational and compliance requirements and allow for disciplinary action in the event of noncompliance. As with the U.S. regulatory environment, we continue to see enhanced legislative and regulatory interest regarding financial services. Key U.K. regulatory developments and trends include the following:
•Operational Resilience: Under this new U.K. regulatory requirement, in scope firms must identify their important business services, which if unavailable, could cause intolerable harm to clients, which they could not reasonably recover, or market disruption. The regulations introduce a new concept of impact tolerance and firms are also required to stress test their important business services and appoint a senior manager accountable for the regime.

Index
Ameriprise Financial, Inc.
•Financial Resilience: European Union (“EU”) and U.K. regulators have revised the prudential regime applying to asset managers and investment firms. This is being phased in over a five-year period and introduces a number of new concepts, including new capital requirements.
•FCA Consumer Duty: The FCA recently introduced a new Consumer Duty that sets higher expectations for the standard of care that firms provide to retail consumers.
•Sustainability Disclosure Requirements: The FCA recently finalized new requirements that will take effect during 2024 and 2025 that will introduce new ESG retail product labels, naming and marketing rules, additional ESG disclosure requirements both at an entity and product level, and an anti-greenwashing rule covering all products and services irrespective of the investor category.
•DEI: The FCA recently launched a consultation on a potential new regulatory framework on diversity and inclusion in the financial sector. The consultation also incorporated additional proposed rules around firms’ handling of non-financial misconduct in the context of adherence to the FCA’s conduct and fitness and propriety regimes.
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
Pan-European and Other Non-U.S. Regulation
In addition to the above, certain of our asset management subsidiaries and branches are required to comply with pan-European directives as issued by the European Commission and adopted by EU member states. Certain of these directives have impacted and will continue to impact our global asset management business. For example, certain of our asset management subsidiaries are required to comply with the Markets in Financial Instruments Directive (“MiFID II”), Markets in Financial Instruments Regulation (“MiFIR”), Alternative Investment Fund Managers Directive (“AIFMD”), European Market Infrastructure Regulation (“EMIR”) , UCITS and the Sustainable Finance Disclosure Regulation (“SFDR”) and the Packaged Retail and Insurance-based Investment Products Regulation (“PRIIPs”). These requirements impact the way we manage assets and place, settle and report on trades for our clients, as well as market to clients and prospects. Similar to the developments in the U.S., we continue to see enhanced legislative and regulatory interest regarding financial services through international markets, including in the U.K. and EU where we have a substantial asset management business. These international rules, proposed rules, regulatory priorities or general discussions may impact us directly or indirectly, including as a regulated entity or as a service provider to, or a business receiving services from or engaging in transactions with, regulated entities. In addition to regulations noted in this section, within the EU and the U.K. we have been and will continue to address regulatory reforms or structural changes including but not limited to: Sustainable Disclosure Regulation (“SDR”), U.K. Retail Disclosure framework, AIFMD II, Digital Operational Resilience Act (“DORA”), and Corporate Sustainability Reporting Directive (“CSRD”). In addition, although the U.K. has now left the EU, the U.K. regulators may choose to implement future EU regulations and apply them in the U.K. potentially with significant variation from the EU regulations and potentially increasing the complexity and costs for our compliance with divergent sets of rules.
Columbia Threadneedle companies or activities are also subject to various local country or jurisdiction regulations and to corresponding regulators in Europe, Canada, Dubai, Hong Kong, Singapore, South Korea, South America and Australia. With our growth in the EU, we have (and will continue to have) greater engagement with the Luxembourg, Irish and Dutch regulators.
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
Insurance Regulation
Our insurance subsidiaries are subject to supervision and regulation by states and other territories where they are domiciled or otherwise licensed to do business. These regulations impact our Retirement & Protection Solutions segment and our closed-blocks

Index
Ameriprise Financial, Inc.
included in Corporate & Other segment. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. RiverSource Life Insurance Company is domiciled in Minnesota and regulated by the Minnesota Department of Commerce (“MN DOC”) and RiverSource Life Insurance Co. of New York is domiciled in New York and regulated by the New York State Department of Financial Services (“NY DFS”), together with MN DOC the “Domiciliary Regulators”. In addition to being regulated by their Domiciliary Regulators, our RiverSource Life companies are regulated by each of the insurance regulators in the states where each is authorized to transact business. Financial regulation of our RiverSource Life companies is extensive, and their financial transactions (such as intercompany dividends and investment activity) may be subject to pre-approval and/or continuing evaluation by the Domiciliary Regulators.
Aspects of the regulation applicable to our Advice & Wealth Management segment also apply to our Retirement & Protection Solutions segment and the closed blocks in our Corporate & Other segment. For example, RiverSource Distributors, Inc. is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for our RiverSource annuities and insurance products sold through Ameriprise Financial Services, LLC (“AFS”) and third-party channels. Additionally, ERISA, the SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the DOL are relevant to our insurance and annuities business or products. We continue to review and analyze the potential impact of these regulations across each of our business lines.
All states require participation in insurance guaranty associations, which assess fees (subject to statutory limits) to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insurer’s insolvency. See Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.
Certain variable annuity and variable life insurance contracts offered by the RiverSource Life companies, and certain separate accounts supporting such contracts, constitute and are registered as securities under the Securities Act of 1933 and as investment companies under the Investment Company Act of 1940, as amended. As such, these products are subject to regulation by the SEC and FINRA.
The Federal Insurance Office (“FIO”) within the U.S. Department of Treasury does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework in addition to providing periodic reports to the President of the United States and Congress. We monitor the FIO’s activity to identify and assess emerging regulatory priorities with potential application to our business.
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
Our RiverSource Life companies are subject to various levels of regulatory intervention if their total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2023:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$512	$3,093	604%
RiverSource Life of NY	40	244	614%
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
As part of its Solvency Modernization Initiative, in 2010 the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding

Index
Ameriprise Financial, Inc.
company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance, and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its ORSA, which is a complete self-assessment of its risk management functions and capital adequacy. These laws were enacted by the Domiciliary Regulators. We complete and file these reports as required by the laws and regulations of those states. Insurance regulation and supervision also goes beyond direct regulation of our insurance companies in other ways. For example, while we will be subject to the FRB’s “Building Block Approach” (discussed below in more detail), once Minnesota implements the NAIC’s “Group Capital Calculation”, a new capital calculation will exist for many insurance companies like ours that are not subject to FRB regulation as we are. And from time to time we must report other enterprise activities to our state insurance regulators (such as the NAIC’s Liquidity Stress Testing Framework).
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
In order to maintain our status as a financial holding company, Ameriprise Bank, as our sole insured depository institution subsidiary, must remain “well-capitalized” and “well-managed” under applicable regulations, and must receive at least a “satisfactory” rating in its most recent examination under the CRA. In addition, Ameriprise, as a financial holding company, must remain “well-capitalized” and “well-managed” in order to maintain its status as a financial holding company. Failure to meet one or more of these requirements would mean, depending on the violation and any agreement then reached with the FRB, Ameriprise Financial could not undertake new activities, continue certain activities or make acquisitions other than those generally permissible for bank holding companies until such violation is cured.
We are subject to what is commonly referred to as the Volcker Rule. The Volcker Rule prohibits “banking entities,” including Ameriprise and our affiliates, from engaging in certain “proprietary trading” activities, as defined in the Volcker Rule, subject to exemptions for underwriting, market-making-related activities, asset management, risk-mitigating hedging and certain other activities. The Volcker Rule also prohibits certain investments and relationships by banking entities with “covered funds,” with a number of exemptions and exclusions. It also requires banking entities to have comprehensive compliance programs reasonably designed to ensure and monitor compliance with the Volcker Rule.
In October 2023, the FRB issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities (commonly referred to as insurance savings and loan holding companies). In general, under the final rule, insurance savings and loan holding companies like us are required to aggregate state-based insurance capital requirements with banking capital requirements for non-insurance businesses to satisfy specific minimum total requirements and hold an additional capital conservation buffer. The rule is effective January 1, 2024, with reporting to the FRB beginning in 2025 and delayed effectiveness for certain provisions.
Additional Parent Company Regulation and Other Regulation
Ameriprise Financial, Inc. is a publicly traded company that is subject to SEC and New York Stock Exchange (“NYSE”) rules and regulations regarding public disclosure, financial reporting, internal controls and corporate governance. The adoption of the Sarbanes-Oxley Act of 2002 and the implementation of the Dodd-Frank Act significantly enhanced those rules and regulations.
We have operations in a number of geographical regions across the U.S. and outside of the U.S. Certain states enact regulations or requirements that can drive enterprise-wide action or disclosures. We evaluate these laws and changes to understand if and when they

Index
Ameriprise Financial, Inc.
impact our business, such as the new law in California requiring certain climate disclosure. As an international company, we continuously monitor developments in EU legislation, as well as in the other markets in which we operate, to ensure that we comply with all applicable legal requirements, including EU directives applicable to financial institutions as implemented in the various member states. Because of the mix of business activities we conduct, we assess the impact of, and monitor our status under, the EU Financial Conglomerates Directive, which contemplates global supervision and prudential regulation of certain financial conglomerates involved in banking, insurance and investment activities.
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
Our results of operations and financial condition may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, regional, national or local in nature, include: (i) the level and volatility of the markets, including equity prices, interest rates, commodity prices, currency values and other market indices and drivers; (ii) geopolitical strain, terrorism and armed conflicts, (iii) political dynamics or elections and social, economic and market conditions; (iv) the availability and cost of capital; (v) global health emergencies (such as the coronavirus disease 2019 (“COVID-19”) pandemic); (vi) technological changes and

Index
Ameriprise Financial, Inc.
events; (vii) U.S. and foreign government fiscal and tax policies; (viii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (ix) the availability and cost of credit and hedge markets; (x) periods of elevated inflation; (xi) natural disasters such as weather catastrophes; and (xii) other factors affecting investor sentiment and confidence in the financial markets. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact client activity in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives or to pay dividends or otherwise return capital from our subsidiaries to our holding company.
Declines and volatility in U.S. and global market conditions (such as those that resulted from the COVID-19 pandemic and subsequent economic environment, from other recent geopolitical tensions or from situations like the 2023 regional bank crisis) have impacted our businesses in the past, are impacting us now and may continue to impact us in the same, new or different ways in the future. Our businesses have been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. Each of our segments operates in these markets with exposure for us and our clients in securities, loans, derivatives, alternative investments, seed capital and other commitments. It is difficult to predict when, how long and to what extent the aforementioned adverse conditions will exist, which of our markets, products and businesses will be directly affected and to what extent our clients may seek to bring claims arising out of investment performance that is affected by these conditions. As a result, these factors could materially adversely impact our financial condition and results of operations.
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
Downturns and volatility in markets (including equity, fixed income, real estate, alternatives such as infrastructure and private equity and other markets) have had, and may in the future have, an adverse effect on the revenues and returns from our asset management services, retail advisory accounts, variable annuity contracts, banking products and other products. Because the profitability of these products and services depends on fees related primarily to the value of assets under management, declines in the markets will reduce our revenues because the value of the investment assets we manage will be reduced. In addition, a significant portion of our revenue is derived from investment management agreements with the Columbia Management family of mutual funds which are terminable on 60 days’ notice. Although some contracts governing investment management services are subject to termination for failure to meet performance benchmarks, institutional and individual clients can generally terminate their relationships with us or our financial advisors at will or on relatively short notice. Further, a number of the products and services we make available to our clients are those offered by third parties and negative perceptions of these financial products and services (or the financial industry in general) may impact the number of withdrawals and redemptions or reduce purchases made by our clients, which would adversely impact the levels of our assets under management. Our clients can also reduce the aggregate amount of managed assets or shift their funds to other types of accounts with different fee rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences or investment management strategy (for example, “active” or “passive” investing styles or the proliferation of exchange traded funds (“ETFs”) or other vehicles like separately managed accounts (“SMAs”)), changes in our (or our advisors’) reputation in the marketplace, a client’s view of ESG factors, changes in client or relationship management, loss of key investment management personnel and financial market performance. This reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business.
Most of our variable annuity products contain guaranteed minimum death benefits and a majority of our variable annuity products in force contain guaranteed minimum withdrawal and accumulation benefits. Decline or volatility in equity and/or bond markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. Discontinuing the sale of new fixed annuities and variable annuities with living benefits will lessen this risk over time. Although we have hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity and/or bond market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. For example, market fluctuations will impact our statutory reserves and required capital, and that may not be aligned with the hedging impacts. Further, the cost of hedging our liability for these guarantees has increased as a result of broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties.
Changes in interest rates may affect our results of operations and financial condition.
Certain of our insurance, annuity, investment products, wrap fees and banking products are sensitive to interest rate fluctuations (inclusive of changes in credit spreads), which could cause future impacts associated with such fluctuations to differ from our

Index
Ameriprise Financial, Inc.
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
As market interest rates increase or sustain at relatively higher rates, we may credit clients higher rates on interest-sensitive products, such as universal life insurance, face-amount certificates, and banking products and we may increase these rates on in force products to keep these products competitive (which could have an adverse effect on our financial condition and results of operations). Because yields on invested assets may not increase as quickly as current interest rates, we may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates would further increase the unrealized loss position of our investment portfolio and may cause outflows and other negative impacts through increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, or changes in demands of certain bank or certificate products as policyholders, contractholders and clients seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from many different areas of our business. These withdrawals, surrenders and other client actions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in investment losses to be realized in our results of operations. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage assets. An increase in policy surrenders and withdrawals also may require us to accelerate amortization of deferred acquisition costs (“DAC”) or other intangibles or cause an impairment of goodwill, which would increase our expenses and reduce our net earnings in the period. If higher market interest rates lead to inflows into interest-sensitive products (such as face-amount certificates and certain banking products) or other changes in product behavior, our capital requirements may increase as well.
Adverse capital and credit market conditions or a downgrade in our credit ratings may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.
Volatility, uncertainty and disruption in the capital and credit markets may decrease available liquidity, which we may need to pay our expenses and dividends. If the market conditions hinder our availability to obtain capital or liquidity, our business could suffer.
Our liquidity needs are satisfied primarily through our reserves and the cash generated by our operations. We believe the level of cash and securities we maintain, combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term payment obligations. In the event current resources are insufficient to satisfy our needs, we may access financing sources such as our committed unsecured revolving credit facility or other bank debt. Additional financing depends on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, actions by our regulators, and perceptions held by shareholders, customers or lenders.
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
Ratings agencies have and may continue to increase the frequency and scope of their credit reviews, adjust upward the capital and other requirements employed in the rating organizations’ models for maintenance of ratings levels (including adjusting the framework under which they view our Company’s business mix that drives these requirements), or downgrade ratings applied to particular classes

Index
Ameriprise Financial, Inc.
of securities or types of institutions, and our ratings could be changed at any time and without any notice by the rating organizations. In addition, rating agencies continually evolve their ratings and other methodologies, and these changes can be to our detriment or benefit and have a material impact on how we view our liquidity and capital.
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
Our businesses operate in intensely competitive industries, including broker-dealers, banks, asset managers, insurers and other financial institutions, some of which have a larger market share, greater investments in technology and analytics, greater investment in advertising and brand, less regulation or greater financial resources than we do. Furthermore, our competitors may be better able to address trends, structural changes, or movement of assets resulting from industry changes or in response to the uncertain regulatory environment in the U.S. and around the world. We could experience lower sales, higher costs, technology obsolescence or other developments that could negatively impact our results of operations.
A drop in our investment performance as compared to that of our competitors could negatively impact our revenues and profitability.
Investment performance is a key competitive factor for our retail and institutional asset management products and services. Strong investment performance supports the retention of our products and services by our clients and creates opportunities for new sales of products and services. It may also result in higher ratings by ratings services such as Morningstar or Lipper, which may compound the foregoing effects. Strong investment performance and its effects are important elements to our stated goals of growing assets under management and greater economies of scale.
There can be no assurance as to how future investment performance will compare to our competitors or that historical performance will be indicative of future returns. Any drop or perceived drop in investment performance as compared to our competitors could cause a decline in sales of our mutual funds and other investment products, an increase in redemptions and the termination of institutional asset management relationships. These impacts may reduce our aggregate amount of assets under management and reduce management fees. Poor investment performance could also adversely affect our ability to expand the distribution of our products through unaffiliated third parties. Further, any drop in market share of mutual funds sales by our advisors or through third party intermediaries, may further reduce profits as sales of other companies’ mutual funds are less profitable than sales of our proprietary funds.
We face intense competition in attracting and retaining key talent.
Our continued success depends to a substantial degree on our ability to attract, motivate, engage and retain qualified people in a very competitive market. While we are seeing the employment market stabilize compared to recent years, the financial services industry has always been a highly competitive industry. Fewer individuals entering the labor force, increased demand for flexibility and fully remote work, and wage sensitivity due to the inflationary environment put pressure on labor costs and add complexity in recruiting and retaining talent. We continue to assess risk and invest in our employees to remain competitive and have continued to diversify our geographic footprint, however, we also recognize that the possibility of increased turnover may impact our ability to attract, support and retain clients and advisors. We are also dependent on our network of advisors to drive growth and results in our wealth management business (and for a significant portion of the sales of our products) and recruiting and retaining financial advisors is highly competitive and ever-changing. In addition, the investment performance of our asset management products and services, and the retention of our products and services by our clients, are dependent upon the strategies and decisions of our portfolio managers and analysts. From time to time there are regulatory-driven or other trends and developments within the industry, such as changes around the Protocol for Broker Recruiting or the recent proposal by the Federal Trade Commission (and similar state proposals and general scrutiny) around non-competition or non-solicitation agreements, that could potentially impact the dynamics between us and our competitors or negatively impact our business. If employees or advisors who maintain relationships with our clients leave, we may not be able to retain valuable relationships and our clients may choose to leave for a competitor. If we experience a prolonged inability to attract and retain qualified individuals or our recruiting and retention costs increase significantly, our financial condition and results of operations could be materially adversely impacted.
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

Index
Ameriprise Financial, Inc.
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
Capital and credit market volatility or a sudden devaluation of a specific product or security (such as the broad impacts experienced from the 2023 regional bank crisis) can exacerbate, and has exacerbated, the risk of third-party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict our access and our clients’ access to cash and investments. Although we are not required to do so, we have elected in the past, and we may elect in the future, to compensate clients for losses incurred in response to such events, provide clients with temporary credit or liquidity or other support related to products that we manage, or provide credit liquidity or other support to the financial products we manage. If we elect to provide additional support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material and could adversely impact our results of operations. If we were to take such actions we may also restrict or otherwise utilize our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.
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
As a result, there can be no assurance that the distribution relationships we have established will continue. Any such reduction in access to (or the economics associated with) third-party distributors may have a material adverse effect on our ability to market our products and to generate revenue in our Advice & Wealth Management and Asset Management segments. Further, any increase in the costs to distribute our products or reduction in the type or amount of products made available for sale may have a material effect on our revenues and profitability.
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

Index
Ameriprise Financial, Inc.
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
We invest a portion of our owned assets in certain privately placed fixed income securities, mortgage loans, and limited partnership interests, all of which are relatively illiquid. These asset classes represented 7% of the carrying value of our investment portfolio as of December 31, 2023. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than we would otherwise have been able to realize, or both, which could have an adverse effect on our financial condition and results of operations.
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
We set prices for RiverSource insurance products (and historically LTC insurance) as well as some annuity products based upon expected claims payment patterns, derived from assumptions we make about our policyholders and contractholders, including expenses, fees, investment returns, and morbidity and mortality rates. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. Actual experience can differ from our assumptions for many reasons over the time an insurance product is held. If mortality rates are higher than our pricing assumptions, we could be required to make

Index
Ameriprise Financial, Inc.
greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we have projected.
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
Our reputation is one of our most important assets. Our ability to attract and retain customers, investors, employees and advisors is highly dependent upon external perceptions of our company. Damage to our reputation could cause significant harm to our business and prospects. Reputational damage may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in our financial strength or liquidity, clients’ or potential clients’ perceived failure of how we address certain political, environmental, social or governance topics, technological breakdowns, cybersecurity attacks, or other security breaches (including attempted breaches, breaches impacting our vendors or their subcontractors or inadvertent disclosures) resulting in system unavailability, improper disclosure or loss of data integrity relating to client or employee personal information, unethical or improper behavior and the misconduct or error of our employees, advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm our reputation and potentially expose us to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental audits or investigations or litigation. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.
Misconduct by our employees and advisors may be difficult to detect and deter and may damage our reputation. This can include improper use of their authorized access to sensitive information. Misconduct or errors by our employees and advisors could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct or mistakes can occur in each of our businesses. We cannot always prevent misconduct by our employees and advisors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among our franchisee advisors who are not employees of our company presents additional challenges in that they control their own technology environment on a day-to-day basis and could have an adverse effect on our business. Our reputation depends on our continued identification of and mitigation against conflicts of interest. We have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest, though our reputation could be damaged if we fail, or appear to fail, to address conflicts of interest appropriately.
In addition, the SEC and other federal and state regulators, as well as foreign regulators, have increased their scrutiny of potential conflicts of interest and the actions we may be expected to take when a conflict is encountered. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions with us or in certain products or services we offer, which would adversely affect our businesses.

Index
Ameriprise Financial, Inc.
The direct and indirect effects of climate change could adversely affect our business and operations, both directly and as a result of impacts on our clients, counterparties and entities whose securities we hold.
We operate in many regions, countries and communities around the world where our business, and the activities of our clients and counterparties, could be adversely affected by climate change. Climate change may increase the severity and frequency of weather-related catastrophes, or adversely affect our investment portfolio or investor sentiment. This includes the potential for an increase in the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio and those available to clients through third-parties. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. Climate risks can also arise from the inconsistencies and conflicts in the manner in which climate policy and financial regulation is implemented in the many regions where we operate, including initiatives to apply and enforce policy and regulation with extraterritorial effect. Transition risks may arise from societal adjustment to a lower-carbon economy, such as changes in public policy, adoption of new technologies or changes in consumer preferences towards low-carbon goods and services. These risks could also be influenced by changes in the physical climate. Overall, we cannot predict or estimate the long-term impacts on us from climate change or related regulation.
Our operational systems and networks (as well as those of our franchise advisors and third parties) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of our proprietary information, damage to our reputation, additional costs to us, regulatory penalties and other adverse impacts.
Our business is reliant upon internal and third-party-controlled, developed and operated software (which includes opensource software), technology systems and networks to process, transmit and store information, including our current, potential and former clients’, employees’ and advisors’ personal information, as well as our proprietary information, and to conduct many of our business activities and transactions. Maintaining the security and integrity of our software, information and these systems and networks, and appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of our business operations, including our reputation, the retention of our advisors and clients, and to the protection of our proprietary information and our clients’ personal information.
We rely on the third parties with whom we do business to identify and remediate software and other vulnerabilities before they can be exploited by bad actors, but they cannot always do so. For example, zero-day vulnerabilities in software and other technology solutions are immediately exploitable by bad actors as occasionally happens with certain of our vendors in the industry. We routinely face attacks and seek to address evolving threats of which we become aware. We have been able to identify, protect, detect, respond to and recover from these attacks to date without a material loss of client financial assets or information through the use of ongoing internal and external threat monitoring and by making continual adjustments to our security and incident response capabilities.
We and our advisors, as well as our service providers and clients, have also been threatened by, among others, phishing, vishing, and spear phishing scams, social engineering attacks (such as direct voice contact and any technology or communication mechanism to contact a person), account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. The number of threats and events has increased substantially every year, which is expected to continue, particularly as the use of artificial intelligence makes these attempts look more legitimate. Attempted or successful breaches or interference by third parties or by insiders that may occur in the future could have a material adverse impact on our business, reputation, financial condition or results of operations.
On a corporate basis, various laws and regulations, and in some cases contractual obligations, require us to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents in certain ways and timeframes. We have established policies and implemented such technical and operational measures ourselves and have in place policies that require our service providers and franchisee advisors, each of which control locally their own technology operations, to do the same. The increase in hybrid working among our employees adds complexity to monitoring and processing procedures. Changes in our business or technological advancements may also require corresponding changes in our systems, networks and data security and response measures. While accessing our products and services, our customers may use computers and other devices that sit outside of our security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks (including in recent well-publicized security breaches at other companies), both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and report incidents they suffer. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources (both direct financial resources and indirect costs like people) to enhance or expand upon the technical and operational security and response measures we currently maintain or that we allow franchise advisors to maintain and control locally. These regulator-driven changes may adversely impact the client experience by, for example, requiring multiple means of verifying the identity of a client before they can interact with us.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, we cannot be certain that our systems and networks, or those used by our vendors, will not be subject to successful attacks, breaches or interference. Nor can we guarantee that franchise advisors will comply with our policies and procedures in this regard, or that clients

Index
Ameriprise Financial, Inc.
will engage in safe and secure online practices. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. We have a vendor management process, but at times our software or service providers could push through updates that are not fully disclosed to us (or tested by them) and that could alter the control posture of their products. Any such event may result in operational disruptions, as well as unauthorized access to or the disclosure or loss of, our proprietary information or client, employee, vendor, or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate, or mitigate further exposure, the loss of clients or advisors, or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect us against all cybersecurity- or privacy-related losses. Furthermore, we may be subject to indemnification costs and liability to third parties if we breach any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general-public notification of such incidents, including those where our vendors are the party being breached, could exacerbate the harm to our business, reputation, financial condition or results of operations in the event of a breach. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, we may incur significant expenses in connection with our responses to any such attacks, as well as the adoption, implementation and maintenance of appropriate security measures. In addition, our regulators may seek to hold our company responsible for the acts, mistakes or omissions of our vendors or franchise advisors even where they procure and control much of the physical office space and technology infrastructure they use to operate their businesses locally.
Protection from system interruptions and operating errors is important to our business. If we experience a sustained interruption to our telecommunications or data processing systems, or other failure in operational execution, it could harm our business.
Operating errors and system or network interruptions could delay and disrupt our operations. Interruptions could be caused by mistake, malfeasance or other operational failures by service provider staff, employee or advisor error or malfeasance, interference by third parties, including hackers, our implementation of new technology, maintenance of existing technology, or natural disasters, each of which may impact our ability to run our systems or encounter varying downtime. Though we plan for resiliency in our systems and test these capabilities, we could face additional downtime or data loss if our plans do not work as expected during a real event. Our financial, accounting, human resources, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process transactions or provide products and services to our clients (some of which have regulatory required response times). Further, while we require their existence by contract, we cannot control the execution of any business continuity or incident response plans implemented by our service providers or our franchise advisors.
We rely on third-party service providers and vendors for certain communications, technology and business functions and other services, and we face the risk of their operational failure (including, without limitation, loss of staff due to widespread illness, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that we use to facilitate or are component providers to our securities transactions and other product manufacturing and distribution activities. These risks are heightened by our deployment in response to both investor interest and evolution in the financial markets of increasingly sophisticated products and technological means for interacting with these products or client accounts. Any such failure, termination or constraint or flawed execution or response could adversely impact our ability to effect transactions, service our clients, manage our exposure to risk, or otherwise achieve desired outcomes.
Risk management policies and procedures may not be fully effective in identifying or mitigating risk exposure in all market environments, products, vendors, or against all types of risk, including employee and financial advisor misconduct.
Our policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Many of our methods of managing risk and the associated exposures are based upon our use of observed historical experience or expectations about future experience (e.g., market behavior, client/policyholder behavior, employee behavior, mortality, etc.) or statistics based on historical models. Experience may not emerge as expected and during periods of market volatility, or due to unforeseen events, the historically-derived experience and correlations may not be valid. As a result, these methods and models may not predict future exposures accurately, which could be significantly greater than what our models indicate. Further some controls are manual and are subject to inherent limitations and we have a general model risk where there is a risk of loss associated with insufficient or inaccurate models that we use to support our decision. This could cause us to incur investment losses or cause our hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.
Our financial performance also requires us to develop, effectively manage, and market new or existing products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services, including the creation of Asset Management and other products with a focus on environmental, social and governance matters, require continued innovative effort and may require significant time, resources, and ongoing support. Further, avoiding introducing or encouraging certain new products (such as cryptocurrency) creates the risk of losing assets or new flows to competitors who encourage or support those products. Substantial risk and uncertainties are associated with the introduction and ongoing maintenance of new products and services, including the implementation of new and appropriate operational controls and

Index
Ameriprise Financial, Inc.
procedures, shifting and sometimes contradictory client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
Artificial intelligence (including generative artificial intelligence) presents many benefits in terms of operating efficiency, but also new risks that we need to seek to mitigate through our strategic and risk management policies, such as reliance on information that may be inaccurate or biased results. In addition, the regulatory framework and expectations relating to the use of artificial intelligence are in their early stages as is the use (and how we manage the use) of artificial intelligence in our business.
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
Insurance, banking and securities laws and regulations, including the FCA’s Investment Firms Prudential Regime and the FRB’s recent final rules for the “Building Block Approach” may regulate the ability of many of our subsidiaries (such as our insurance, banking and brokerage subsidiaries and our face-amount certificate company) to pay dividends, return capital or make other permitted payments or practically impact our capital structure and dividends or other payments from our subsidiaries. Additionally, the rating organizations effectively impose various capital requirements on our company and our insurance company subsidiaries in order for us to maintain our ratings and the ratings of our insurance subsidiaries. We must manage our business within the expectations of the patchwork of regulations and capital expectations from these parties which are not consistent with one another, use different accounting frameworks (such as GAAP, statutory accounting principles or a mix). A capital action that benefits under one framework may not be beneficial under another framework. As asset values decline or other financial drivers to our business worsen, our and our subsidiaries’ ability to pay dividends, return capital or make other permitted payments can be reduced. Additionally, the various asset classes held by our subsidiaries, and used in determining required capital levels, are weighted differently or are restricted as to the proportion in which they may be held depending upon their liquidity, credit risk and other factors. The regulatory capital requirements and dividend-paying ability of our subsidiaries may also be affected by a change in the mix of products sold by such subsidiaries. Further, the capital requirements imposed upon our subsidiaries may be impacted by heightened regulatory or rating organization scrutiny and intervention, which could negatively affect our and our subsidiaries’ ability to pay dividends or make other permitted payments. Additionally, in the past we have found it necessary and advisable to provide support to certain of our subsidiaries in order to maintain adequate capital for regulatory or other purposes and we may provide such support in the future. The provision of such support could adversely affect our capital, liquidity, and the dividends or other permitted payments received from our subsidiaries.
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
In addition, conducting and increasing our international operations subjects us to additional risks that, generally, we do not face in the U.S., including: (i) potentially adverse cross-border tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings; (ii) the localization of our solutions and related costs; (iii) the burdens of complying with a wide variety of foreign laws and different, potentially conflicting legal standards, including laws and regulations; and (iv) social and economic situations outside of the U.S. The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources and we cannot be certain these operations will produce desired levels of revenues or

Index
Ameriprise Financial, Inc.
profitability. Our 2021 acquisition of the BMO Global Asset Management (EMEA) business heightened these risks as it significantly expanded our asset management business in EMEA.
The occurrence of natural or man-made disasters and catastrophes could adversely affect our results of operations and financial condition.
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and global health emergencies (such as COVID-19) and man-made disasters, including acts of terrorism, riots, civil unrest including large-scale protests, insurrections and military actions, could adversely affect our results of operations or financial condition. Such disasters and catastrophes may damage our facilities, preventing our service providers, employees and financial advisors from performing their roles, or otherwise disturbing our ordinary business operations and by impacting insurance claims, as described below. These impacts could be particularly severe to the extent they affect access to physical facilities, the physical well-being of large numbers of our employees, our computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact us indirectly by changing the condition and behaviors of our customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.
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
We have made acquisitions and divestitures (including sales of insurance blocks via reinsurance transactions and other strategic partnerships) in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment (including our risk management policies and procedures), difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, difficulties with the software, technology and systems of the acquired entities that were subject to a different control posture before the acquisition (and until such time as we can replace these or make investments to uplift their capabilities), the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations or expected synergies for the acquired businesses. Fully integrating an acquired company or business into our operations (such as our 2021 acquisition of the BMO Global Asset Management (EMEA) business) takes a significant amount of time and attention and incurs both expected and unexpected integration costs over several years. Integrations, particularly larger and more global integrations, are time-consuming and expensive and could significantly disrupt our business.
Risks in divestiture transactions (many of which are present in sales of insurance blocks via reinsurance) include difficulties in the separation of the disposed business, retention of obligations to indemnify for certain liabilities, the failure of counterparties to satisfy payment obligations, unfavorable market conditions that may impact any earnout or contingency payment due to us, if any, and unexpected difficulties in losing employees of the disposed business. We cannot provide assurance that we will be successful in overcoming these risks or any other problems encountered with acquisitions, divestitures and other strategic transactions. Execution of our business strategies also may require certain regulatory approvals or consents, which may include approvals of the FRB and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the activities or transactions contemplated by our business strategies which may negatively impact our ability to realize fully the expected benefits of certain opportunities. These risks may prevent us from realizing the expected benefits from acquisitions or divestitures and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.
Legal, Regulatory and Tax Risks
Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.
We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our operations, both domestically and internationally. Actions brought against us may result in awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, we may incur significant expenses in connection with our defense against such actions regardless of their outcome. Various regulatory and governmental bodies have the authority to review our products and business practices and those of our employees and independent financial advisors and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our employees or advisors, were or are deemed to be improper. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical

Index
Ameriprise Financial, Inc.
of the industries and businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants.
Our businesses are heavily regulated, and changes to the laws and regulations applicable to our businesses may have an adverse effect on our operations, reputation and financial condition.
Virtually all aspects of our business, including the activities of our parent company and our various subsidiaries, are subject to various federal, state and international laws and regulations. For a discussion of the regulatory framework in which we operate, see “Business - Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K. Compliance with these applicable laws and regulations is expensive, time-consuming and personnel-intensive, and we have invested and will continue to invest substantial resources to ensure compliance by our parent company and our subsidiaries, directors, officers, employees, registered representatives and agents. In addition, sometimes these laws and regulations (and potential changes) are in conflict. Further, any future legislation or changes to the laws and regulations applicable to our businesses, as well as changes to the interpretation and enforcement of such laws and regulations, may affect our operations and financial condition. Legislation could require changes to our business operations or our regulatory reporting relationships which can require significant cost, effort and trade-offs. Such changes may impact our business operations and profitability, increase our costs of doing business, increase compliance costs as well as have a material effect on fee rates, interest rates and foreign exchange rates, which could materially impact our products, services, investments, results of operations, products and liquidity in ways that we cannot predict. Ongoing changes to regulation and oversight of the financial industry may generate outcomes, the full impact of which cannot be immediately ascertained as government intervention could distort customary and expected commercial behavior.
Certain examples of legislative and regulatory changes that may impact our businesses are described below. Some of the changes could present operational challenges and increase costs. Ultimately the complexities and increased costs of legislative and regulatory changes could have an impact on our ability to offer cost-effective and innovative products to our clients.
Regulation of Products and Services: Any mandated reductions or restructuring of the fees we charge for our products and services resulting from regulatory initiatives or proceedings could reduce our revenues and/or earnings. For example, the DOL has proposed changes to regulations that define our advisors’ relationships with their clients, such as requiring a fiduciary relationship between our advisors and clients for assets held in qualified investment accounts.
Insurance Regulation: Changes in the state regulatory requirements applicable to our insurance companies that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations. Further, we cannot predict the effect that proposed federal legislation may have on our businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury or by any of the Domiciliary Regulators, the NAIC or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. As discussed earlier, the FRB has finalized minimum capital requirements which will begin to take effect in 2024.
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
Privacy, Cybersecurity and Data: Our business is subject to comprehensive legal requirements concerning the use and protection of personal information, including client and employee information, from a multitude of different functional regulators and law enforcement bodies. This regulatory framework is rapidly changing through an ever-increasing patchwork of state laws and regulation (such as the California Consumer Privacy Act and the California Privacy Rights Act) and international developments like GDPR. Further developments could negatively impact our business and operations.
Artificial intelligence and external customer data and information source: Our business is subject to state insurance laws that sets forth regulatory expectations for insurers using artificial intelligence or certain external customer data or information sources. We expect state regulatory activity to rapidly increase in 2024 with the recent adoption of the NAIC’s Model Bulletin on the Use of Artificial Intelligence Systems by Insurers. Federal and other regulators (such as the SEC) are also beginning to propose rules around artificial intelligence. These developments as well as other developments could negatively impact our business and operations.

Index
Ameriprise Financial, Inc.
As a Savings and Loan Holding Company, we are subject to supervision by the FRB and various prudential standards that may limit our activities and strategies.
Ameriprise Financial is subject to ongoing supervision by the FRB, including supervision and prudential standards, certain capital requirements, stress-testing, resolution planning, information security and privacy, and certain risk management requirements. Further, as a financial holding company, our activities are limited to those that are financial in nature, incidental to a financial activity or, with FRB approval, complementary to a financial activity. Our broker-dealers and bank subsidiary are limited in their ability to lend or transact with affiliates and are subject to minimum regulatory capital and other requirements, as well as limitations on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. These requirements may hinder our ability to access funds from our subsidiaries. We may also become subject to a prohibition or limitations on our ability to pay dividends or repurchase our common stock. The federal banking regulators, including the OCC, FRB, FDIC, and SEC (through FINRA) have the authority and under certain circumstances, the obligation, to limit or prohibit dividend payments and stock repurchases by the banking organizations they supervise, including Ameriprise and its bank subsidiaries. Any changes to regulations or changes to the supervisory approach may also result in increased compliance costs to the extent we are required to modify our existing compliance policies, procedures and practices.
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
Failure to meet one or more of these requirements could, depending on the violation, limit Ameriprise’s ability to undertake new activities, continue certain activities, or make acquisitions other than those permitted generally for bank holding companies. Execution of our business strategies also may require certain regulatory approvals or consents, which may include approvals of the FRB and other domestic and non-U.S. regulatory authorities. These regulatory authorities may impose conditions on the activities or transactions contemplated by our business strategies which may negatively impact our ability to realize fully the expected benefits of certain opportunities.
Changes in corporate tax laws and regulations and changes in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect our earnings and could make some of our products less attractive to clients.
We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, state or foreign tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our earnings. Furthermore, guidance issued by the U.S. Department of Treasury and others can be critical to the application and impact of new laws and in avoiding unintended impacts from legislation. The jurisdictions we operate in may not always provide clear guidance that is responsive to industry questions and concerns. If guidance is unclear, it could increase our taxes or create a potential for disagreement about interpretation of the tax code.
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
We rely on a combination of contractual rights and copyright, trademark, patent registrations and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property or attempt to use the same to defraud others. We may have to litigate to enforce and protect our brand and reputation, copyrights, trademarks, patents, trade secrets and know-how, or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection, or the inability to secure or enforce the protection of our intellectual property assets, could have a material adverse effect on our business and our ability to compete.
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon, or constitute misappropriation of, such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services, or could otherwise limit our ability to offer certain product features. Any party that holds a patent could make a claim of infringement against us. The threat of patent litigation from non-practicing entities could impact financial services firms and successful resolution could still have a significant financial impact. We may also be subject to claims by third parties for breach of copyright, trademark, license rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property rights, we could incur substantial

Index
Ameriprise Financial, Inc.
liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
Changes in and the adoption of accounting standards could have a material impact on our financial statements.
Our accounting policies provide a standard for how we record and report our results of operations and financial condition. We prepare our financial statements in accordance with U.S. generally accepted accounting principles. It is possible that accounting changes could have a material effect on our results of operations and financial condition. The Financial Accounting Standards Board (“FASB”), the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of our financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements. As an example, in August 2018, the FASB updated the accounting standard related to long-duration insurance and annuity contracts that is effective January 1, 2023 and resulted in significant changes to how we account for and report our insurance and annuity contracts (both in force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of DAC. See Note 3 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on recent accounting pronouncements.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity is a key part of our business and client experience and is integrated into our enterprise risk management processes and policies. We maintain written policies, processes and procedures that seek to identify, protect, detect, respond to, and recover from known and emerging cybersecurity risks. Our program includes consuming threat intelligence and ongoing monitoring of known external threats. We also have operating policies and procedures designed to comply with applicable requirements in jurisdictions we operate in globally. Our policies and procedures are regularly reviewed and internally assessed to enhance our corporate security capabilities. We make ongoing investments in our technology infrastructure to support cybersecurity efforts and support reliability and the user experience. We offer clients and advisors a variety of options to help secure their information, including multi-factor authentication and the use of secure messaging sites. We provide our employees and advisors with ongoing security training and periodically test their skills and understanding with various cybersecurity exercises.
We remain vigilant against cybersecurity risks as part of operating our business. Our cybersecurity team is led by experienced staff, including our Chief Information Officer, who has been with the company in various technology positions since 2002. Previously, he worked for other companies holding senior delivery and architecture roles and holds both a bachelor’s degree in engineering and an MBA. Our Chief Information Security Officer has over 30 years of broad IT experience, with expertise in Information Security. His background also includes systems design and development, and he has expertise in database administration and database platforms across both mainframe and distributed platforms. Prior to joining the company, he worked as a consultant and a developer at other companies. Our risk management approach involves a matrixed structure of leaders who bring various levels of cybersecurity and technology expertise to their areas of risk management. Our technology team relies on their enterprise-wide colleagues’ expertise when needed to plan, respond, and mitigate incidents.
We conduct regular vulnerability scanning and related remediation activities for our applications and systems. We have documented expectations for the patching and updating of our software environment and set similar expectations for our financial advisors and third-party service providers where they retain control of their environment. Our cybersecurity approach supports both business continuity and risk mitigation. Should an incident occur, we have plans in place that are designed to mitigate the impact to our operations while we respond and recover, if necessary. We run a global security operations center that continuously monitors our networks and systems and is prepared to contact the appropriate teams to respond to an incident should one occur. Depending on the incident, the response group may include participation from a wide variety of groups across the enterprise. We conduct regular exercises to verify that our business continuity plans are capable of recovering our operating capabilities in line with our business needs and expectations. In addition, our global privacy team provides oversight and support to business and staff groups in conducting annual risk assessments regarding the secure handling of personally identifiable information.
Additionally, as part of our formal procurement and vendor management process, we ask our third-party service providers to have and maintain cybersecurity programs that are consistent with our legal and regulatory obligations, and we review cybersecurity risk assessments of those third-party service providers who provide key technology and services. For third-party service providers that do go through our formal procurement process and vendor risk management assessment, our vendor risk management team assigns tiers. The tiers are based on a combination of criteria, including the services provided and the information to which they have access, to focus the most detailed reviews and the most frequent assessments on highest tiered third-party service providers, while also

Index
Ameriprise Financial, Inc.
maintaining an appropriate level of review and monitoring on lower tiers. Some third-party service providers contracted outside of the formal procurement process may still be subject to providing information about their security programs based on services performed.
Our Vendor Risk Management Office provides oversight and support to the business teams as end-users of the third-party service providers’ goods and services, while also providing a conduit through which oversight can be conducted by our management and board. When a third-party service provider is off-boarded through our procurement and vendor management process, they are subject to an off-boarding review when the relationship ends that is designed to obtain the return or destruction of our information. Our vendor management teams provide risk assessment reporting to business teams, internal risk management committees and our executive leadership. The reporting structure supports an effective design of the program, provides transparency, and drives regulatory compliance. Third-party service providers that participate in the delivery of services to us, as well as their fourth-parties, are also generally expected to have and maintain cybersecurity defenses, so long as they participate in the delivery of services to us to help protect our systems and our clients from incursions through third-party services’ systems. Should one of our third-party service providers suffer a breach in their or their fourth-party systems, we rely on them to inform us and work with us to protect our systems, remediate breaches, and mitigate the impact to our clients and our technology.
Governance
Strong ongoing governance practices and policies support our cybersecurity program. The Board of Directors and the Audit and Risk Committee are central to the oversight of the company’s cybersecurity risk management program operated by senior management. In addition to the Audit and Risk Committee receiving quarterly cybersecurity updates, the Audit and Risk Committee discusses with management, the General Auditor, and others the company’s enterprise-wide risk assessment and risk management processes. These updates to the Audit and Risk Committee include a review of prevailing material risks and exposures, including cybersecurity and data protection threats and risks, the actions taken to address these threats and mitigate these risks, and the design and effectiveness of our processes and controls in light of evolving market, business, regulatory, and other conditions. Our Audit and Risk Committee has semiannual trainings, to which the full board is also invited, to stay educated on ever-evolving cybersecurity topics. These processes and information sharing enable the Board of Directors, the Audit and Risk Committee, and our management team to remain informed and aligned about our approach to cybersecurity risk, and the monitoring of these risks and incidents, as appropriate. Our executive Vice President of Technology and Chief Information Officer, our Chief Information Security Officer, and other officers regularly review with our Board of Directors and the Audit and Risk Committee topics such as the following: the cyber threat landscape; the design, effectiveness and ongoing enhancement of our capabilities to identify, protect, detect, respond to and recover from cyber threats and events; and any incidents that merit discussion.
During 2023, the Audit and Risk Committee reviewed our identity theft prevention and privacy programs and discussed, among other topics: mandatory staff training on fraud prevention, including threats from social engineering, identity theft experience and trends; the effectiveness of existing controls and planned enhancements to those controls; and key areas of focus for the identity theft and privacy programs.
Item 2. Properties
We operate our business from two principal locations, both of which are located in Minneapolis, Minnesota: the Ameriprise Financial Center, a 959,000 square foot building that we lease, and our Client Service Center, an 871,000 square foot building, that we own. In 2023, we started the process to consolidate our Minneapolis office footprint, and we plan to move all our Minneapolis based employees to our Client Service Center by 2025. Generally, we lease the premises we occupy in other locations, including the 38,000 square foot executive offices that we lease in New York City and branch offices for our employee advisors throughout the U.S.
Our other principal leases are in the following locations:
•Columbia Threadneedle occupies 82,000 square feet of offices in Boston. Columbia Threadneedle also leases approximately 66,000 square feet of a shared building in London plus an additional 60,000 square feet in three shared buildings in London (as well as additional locations in Swindon, U.K., Dorking, U.K. and Edinburgh, U.K.), approximately 39,000 square feet of a shared building in New York and also leases property in a number of other cities to support its global operations;
•Las Vegas, Nevada (supporting aspects of our Advice & Wealth Management businesses) and Gurugram and Noida India (supporting our broader business in the U.S. and globally).
•We recently opened a Charlotte, North Carolina location in a 53,000 square feet space that we lease for corporate and business support.
We believe that the facilities owned or occupied by our company suit our needs and are well maintained.
Item 3. Legal Proceedings
For a discussion of material legal proceedings, see Note 26 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

Index
Ameriprise Financial, Inc.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades principally on The New York Stock Exchange under the trading symbol AMP. As of February 9, 2024, we had approximately 11,751 common shareholders of record. Information regarding our equity compensation plans can be found in Part III, Item 12 of this Annual Report on Form 10-K. Information comparing the cumulative total shareholder return on our common stock to the cumulative total return for certain indices is set forth under the heading “Performance Graph” provided in our 2023 Annual Report to Shareholders and is furnished herewith.
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
Share Repurchases
The following table presents the information with respect to purchases made by or on behalf of Ameriprise Financial, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to October 31, 2023
Share repurchase program (1)	273,963	$324.02	273,963	$3,474,380,514
Employee transactions (2)	1,613	$321.01	N/A	N/A
November 1, 2023 to November 30, 2023
Share repurchase program (1)	475,133	$346.37	475,133	$3,309,808,008
Employee transactions (2)	18,664	$344.13	N/A	N/A
December 1, 2023 to December 31, 2023
Share repurchase program (1)	516,544	$369.23	516,544	$3,119,083,448
Employee transactions (2)	92,825	$370.31	N/A	N/A
Totals
Share repurchase program (1)	1,265,640	$350.86	1,265,640
Employee transactions (2)	113,102	$365.29	N/A
	1,378,742		1,265,640
N/A  Not applicable.
(1) In January 2022, our Board of Directors authorized an expenditure of up to $3.0 billion for the repurchase of our common stock through March 31, 2024, which was exhausted during the fourth quarter of 2023. On July 24, 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means.
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

Index
Ameriprise Financial, Inc.
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
Overview
Ameriprise Financial is a diversified financial services company with a nearly 130-year history of providing financial solutions. We are a long-standing leader in financial planning and advice with $1.4 trillion in assets under management and administration as of December 31, 2023. We offer a broad range of products and services designed to achieve individual and institutional clients’ financial objectives. For additional discussion of our businesses, see Part I, Item 1 of this Annual Report on Form 10-K.
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
Equity price, credit market and interest rate fluctuations can have a significant impact on our results of operations, primarily due to the effects they have on the asset management and other asset-based fees we earn, the values of market risk benefits and embedded derivatives associated with our variable annuities and the values of derivatives held to hedge these benefits and the “spread” income generated on our deposit products, fixed insurance, the fixed portion of variable annuities and variable insurance contracts and fixed deferred annuities. We have been operating in a historically low interest rate environment but have recently experienced a substantial increase in rates with uncertainty about where rates will go in the future. A higher (lower) interest rate environment may result in decreases (increases) to our long-duration contract reserves, which may impact our adjusted operating earnings after tax. For additional discussion on our interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
In the third quarter, we conducted our annual review of life insurance, annuity and long term care (“LTC”) valuation assumptions relative to current experience and management expectations including modeling changes. These annual assumption updates are collectively referred to as unlocking. See our Consolidated and Segment Results of Operations sections for the pretax impacts on our revenues and expenses attributable to unlocking.
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
While our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), management believes that adjusted operating measures, which exclude net realized investment gains or losses, net of the reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the reinsurance accrual; mean reversion related impacts (the impact on variable annuity and variable universal life (“VUL”) products for the difference between assumed and updated separate account investment performance on the reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to

Index
Ameriprise Financial, Inc.
offset interest rate and currency changes on unrealized gains or losses for certain investments; block transfer reinsurance transaction impacts; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and the impact of consolidating CIEs, best reflect the underlying performance of our core operations and facilitate a more meaningful trend analysis.
The market impact on non-traditional long-duration products includes changes in market risk benefits and embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of our life insurance subsidiaries’ nonperformance spread.
In the first quarter of 2023, management introduced an adjusted capital measure (“Available Capital for Capital Adequacy”), which management believes best reflects the available capital resources of our operations and facilitates a meaningful trend analysis. Available Capital for Capital Adequacy adjusts GAAP total equity and excludes accumulated other comprehensive income (“AOCI”); goodwill and intangibles; RiverSource Life Insurance Company’s GAAP equity excluding AOCI; and includes RiverSource Life Insurance Company’s statutory total adjusted capital prepared in conformity with accounting practices prescribed or permitted by the State of Minnesota Department of Commerce; and other adjustments, primarily certain deferred tax balances.
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
Concurrent with the adoption of Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, management no longer excludes adjustments for deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”) and unearned revenue amortization from adjusted operating earnings measures. Amortization of DAC, DSIC, and unearned revenue is no longer impacted by markets and is now amortized on a constant-level basis in accordance with GAAP.
It is management’s priority to increase shareholder value over a multi-year horizon by achieving our on-average, over-time financial targets.
Our financial targets are:
•Adjusted operating earnings per diluted share growth of 12% to 15%, and
•Adjusted operating return on equity of over 30%.
The following table reconciles our GAAP measures to adjusted operating measures:

			Per Diluted Share
	Years Ended December 31,		Years Ended December 31,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net income	$2,556	$3,149	$23.71	$27.70
Less Adjustments:
Net realized investment gains (losses) (1)	(32)	(93)	(0.30)	(0.82)
Market impact on non-traditional long-duration products (1)	(608)	483	(5.63)	4.25
Mean reversion related impacts (1)	—	(1)	—	(0.01)
Integration/restructuring charges (1)	(62)	(50)	(0.58)	(0.44)
Net income (loss) attributable to CIEs	—	(4)	—	(0.04)
Tax effect of adjustments (2)	147	(71)	1.36	(0.61)
Adjusted operating earnings	$3,111	$2,885	$28.86	$25.37

Weighted average common shares outstanding:
Basic	105.7	111.3
Diluted	107.8	113.7
(1) Pretax adjusted operating adjustments.
(2) Calculated using the statutory tax rate of 21%.

Index
Ameriprise Financial, Inc.
The following table reconciles net income to adjusted operating earnings and the five-point average of quarter-end equity to adjusted operating equity:

	Years Ended December 31,
	2023	2022
	(in millions)
Net income	$2,556	$3,149
Less: Adjustments (1)	(555)	264
Adjusted operating earnings	$3,111	$2,885

Total Ameriprise Financial, Inc. shareholders’ equity	$4,116	$4,170
Less: AOCI, net of tax	(2,297)	(1,769)
Total Ameriprise Financial, Inc. shareholders’ equity, excluding AOCI	6,413	5,939
Less: Equity impacts attributable to CIEs	(4)	—
Adjusted operating equity	$6,417	$5,939

Return on equity, excluding AOCI	39.9%	53.0%
Adjusted operating return on equity, excluding AOCI (2)	48.5%	48.6%
(1) Adjustments reflect the sum of after-tax net realized investment gains/losses, net of the reinsurance accrual; the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual; mean reversion related impacts; block transfer reinsurance transaction impacts; the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; income (loss) from discontinued operations; and net income (loss) from consolidated investment entities. After-tax is calculated using the statutory tax rate of 21%.
(2) Adjusted operating return on equity, excluding AOCI is calculated using adjusted operating earnings in the numerator and Ameriprise Financial shareholders’ equity, excluding AOCI and the impact of consolidating investment entities using a five-point average of quarter-end equity in the denominator. After-tax is calculated using the statutory rate of 21%.
The following table reconciles GAAP total equity to Available Capital for Capital Adequacy:

	December 31, 2023	December 31, 2022
	(in millions)
Ameriprise Financial, Inc. GAAP total equity	$4,729	$3,803
Less: AOCI	(1,766)	(2,546)
Ameriprise Financial, Inc. GAAP total equity, excluding AOCI	6,495	6,349
Less: RiverSource Life Insurance Company GAAP equity, excluding AOCI	1,851	2,057
Add: RiverSource Life Insurance Company statutory total adjusted capital	3,093	3,103
Less: Goodwill and intangibles	2,622	2,485
Add: Other adjustments	303	299
Available Capital for Capital Adequacy	$5,418	$5,209
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
Valuation of Investments
The most significant component of our investments is our Available-for-Sale securities, which we carry at fair value within our Consolidated Balance Sheets. See Note 16 to our Consolidated Financial Statements for discussion of the fair value of our Available-for-Sale securities. Financial markets are subject to significant movements in valuation and liquidity, which can impact our ability to liquidate and the selling price that can be realized for our securities and increases the use of judgment in determining the estimated fair value of certain investments. We are unable to predict impacts and determine sensitivities in reported amounts reflecting such market movements on our aggregate Available-for-Sale portfolio. Changes to these assumptions do not occur in isolation and it is impracticable to predict such impacts at the individual security unit of measure which are predominately Level 2 fair value and based on observable inputs.

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
Variable Annuities
We have approximately $81 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $37 billion of account value with no living benefit guarantees and $44 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts currently offered by us contain GMDB provisions. We discontinued most new sales of GMWB and GMAB at the end of 2021 and new sales were completely discontinued as of mid-2022. We also previously offered contracts containing GMIB provisions. See Note 13 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.
In determining the assets or liabilities for market risk benefits, we project these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, surrenders (also referred to as persistency), benefit utilization and investment margins. Management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
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

Index
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
Embedded Derivatives
The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuates based on equity markets and interest rates and is reported within our total liabilities. In addition, the valuation of embedded derivatives is impacted by an estimate of our nonperformance risk adjustment. This estimate includes a spread over the U.S. Treasury curve as of the balance sheet date. As our estimate of this spread over the U.S. Treasury curve widens or tightens, the liability will decrease or increase.
See Note 16 to our Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.
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
The liability for future policy benefits is updated for actual experience at least on an annual basis and concurrent with changes to cash flow assumptions. When net premiums are updated for cash flow changes, the estimated cash flows over the entire life of a group of contracts are updated using historical experience and updated future cash flow assumptions. Changes in these assumptions can be offsetting and we are unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period.
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
For further details on the types of derivatives we use and how we account for them, see Note 2, Note 16 and Note 18 to our Consolidated Financial Statements. For discussion of our market risk exposures and hedging program and related sensitivity testing, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
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

Index
Ameriprise Financial, Inc.
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
Net Investment Income
Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, mortgage loans, policy loans, margin loans, pledged asset lines of credit, other investments, cash and cash equivalents and investments of CIEs; the changes in fair value of trading securities, certain derivatives and certain assets and liabilities of CIEs; the pro rata share of net income or loss on equity method investments; realized gains and losses on the sale of investments; and changes for the allowance for credit losses.
Premiums, Policy and Contract Charges
Premiums include premiums on traditional life, DI and LTC insurance and payout annuities with a life contingent feature and are net of reinsurance premiums. Policy and contract charges include variable annuity rider charges and UL and VUL insurance charges, which consist of cost of insurance charges (net of reinsurance premiums and cost of reinsurance for UL and VUL insurance products) and administrative charges.
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
Benefits, Claims, Losses and Settlement Expenses
Benefits, claims, losses and settlement expenses consist of amounts paid and changes in liabilities held for anticipated future benefit payments under insurance policies and annuity contracts, along with costs to process and pay such amounts. Amounts are net of benefit payments recovered or expected to be recovered under reinsurance contracts. Benefits, claims, losses and settlement expenses exclude the impact of remeasurement of future policy benefit reserves, which is separately presented. The changes in fair value of structured variable annuity embedded derivatives and the derivatives hedging this benefit, as well as the amortization of DSIC are also included in Benefits, claims, losses and settlement expenses.
Remeasurement (Gains) Losses of Future Policy Benefit Reserves
Remeasurement (gains) losses of future policy benefit reserves represents changes to the net premium ratio for actual versus expected experience and updates to cash flow assumptions used to measure traditional long-duration and limited-payment insurance contracts.
Change in Fair Value of Market Risk Benefits
Change in fair value of market risk benefits includes the change in fair value of GMDB, GMIB, GMWB and GMAB as well as the changes in fair value of derivatives hedging these market risk benefits. Changes in fair value of market risk benefits are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income (“OCI”).
Amortization of DAC
Direct sales commissions and other costs capitalized as DAC are amortized over time. DAC are amortized on a constant-level basis for the grouped contracts over the expected contract term to approximate straight-line amortization.

Index
Ameriprise Financial, Inc.
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
Economic Environment
Global equity market conditions and fluctuations affect our results of operations and financial condition. The following table presents relevant market indices:

	Years Ended December 31,
	2023	2022	Change
S&P 500
Daily average	4,285	4,100	5%
Period end	4,770	3,840	24%
Weighted Equity Index (“WEI”) (1)
Daily average	2,808	2,699	4%
Period end	3,102	2,549	22%
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
The following table presents detail regarding our AUM and AUA:

	December 31,		Change
	2023	2022
	(in billions)
Assets Under Management and Administration
Advice & Wealth Management AUM	$484.8	$409.0	$75.8	19%
Asset Management AUM	636.9	584.0	52.9	9
Corporate AUM	0.4	0.2	0.2	NM
Eliminations	(41.0)	(36.9)	(4.1)	(11)
Total Assets Under Management	1,081.1	956.3	124.8	13
Total Assets Under Administration	279.5	222.0	57.5	26
Total AUM and AUA	$1,360.6	$1,178.3	$182.3	15%
NM  Not Meaningful - variance equal to or greater than 100%.
Total AUM increased $124.8 billion, or 13%, to $1.1 trillion as of December 31, 2023 compared to $956.3 billion as of December 31,

Index
Ameriprise Financial, Inc.
2022 due to a $75.8 billion increase in Advice & Wealth Management AUM driven by market appreciation and wrap account net inflows and a $52.9 billion increase in Asset Management AUM primarily driven by market appreciation. Total AUA increased $57.5 billion, or 26%, to $279.5 billion as of December 31, 2023 compared to the prior year primarily driven by equity market appreciation, and an increase in third-party money market funds and brokered CDs. See our segment results of operations discussion for additional information on changes in our AUM.
Consolidated Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$8,907	$9,033	$(126)	(1)%
Distribution fees	1,931	1,939	(8)	—
Net investment income	3,206	1,474	1,732	NM
Premiums, policy and contract charges	1,539	1,397	142	10
Other revenues	513	491	22	4
Total revenues	16,096	14,334	1,762	12
Banking and deposit interest expense	561	76	485	NM
Total net revenues	15,535	14,258	1,277	9
Expenses
Distribution expenses	5,078	4,935	143	3
Interest credited to fixed accounts	654	665	(11)	(2)
Benefits, claims, losses and settlement expenses	1,350	242	1,108	NM
Remeasurement (gains) losses of future policy benefit reserves	(20)	1	(21)	NM
Change in fair value of market risk benefits	798	311	487	NM
Amortization of deferred acquisition costs	246	252	(6)	(2)
Interest and debt expense	324	198	126	64
General and administrative expense	3,871	3,723	148	4
Total benefits and expenses	12,301	10,327	1,974	19
Pretax income	3,234	3,931	(697)	(18)
Income tax provision	678	782	(104)	(13)
Net income	$2,556	$3,149	$(593)	(19)%
NM  Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income decreased $697 million, or 18%, for 2023 compared to the prior year. The following impacts were significant drivers of the year-over-year change in pretax income:
•The market impact on non-traditional long-duration products, net of hedges was an expense of $608 million for 2023 compared to a benefit of $483 million for the prior year.
•The unfavorable impact of unlocking was $99 million for 2023 compared to a favorable impact of unlocking of $133 million for the prior year.
•A favorable impact from the trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in our insurance business in the fourth quarter of 2022, along with higher balances in bank and certificate products.

Index
Ameriprise Financial, Inc.
The following table presents the total pretax impacts on our revenues and expenses attributable to our annual assumption updates, referred to as unlocking, for the years ended December 31:

Pretax Increase (Decrease)	2023	2022
	(in millions)
Premiums, policy and contract charges	$1	$(1)
Total revenues	1	(1)

Benefits, claims, losses and settlement expenses	(17)	7
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	(5)	(6)
Unlocking impact, excluding LTC	(6)	6
Total remeasurement (gains) losses of future policy benefit reserves	(11)	—
Change in fair value of market risk benefits	128	(139)
Amortization of DAC	—	(2)
Total benefits and expenses	100	(134)
Pretax income (loss) (1)	$(99)	$133
(1) Includes a $2 million net expense related to the market impact on IUL benefits for 2022, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking.
The primary drivers of the year-over-year unlocking impact include the following items:
•We lowered our surrender assumptions on variable annuities with living benefits resulting in an expense in 2023.
•Interest rate assumptions resulted in a benefit in 2022, partially offset by lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits.
Net Revenues
Management and financial advice fees decreased $126 million, or 1%, for 2023 compared to the prior year primarily reflecting the cumulative impact of Asset Management and variable annuity net outflows, partially offset by continued wrap account net inflows.
Net investment income increased $1.7 billion for 2023 compared to the prior year primarily due to the following impacts:
•The favorable impact of growth in Ameriprise Bank customer deposits and certificate business as a result of the market environment and our strategic decision to continue to invest in these businesses.
•The favorable impact of the trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in our insurance business in the fourth quarter of 2022.
•The favorable impact of higher net investment income of CIEs.
•Net realized investment losses of $27 million for 2023 compared to net realized investment losses of $87 million for the prior year. Net realized investment losses for 2023 and 2022 were primarily driven by the fixed maturity investment portfolio repositioning in response to market conditions.
Premiums, policy and contract charges increased $142 million, or 10%, for 2023 compared to the prior year primarily due to higher sales of life contingent payout annuities.
Banking and deposit interest expense increased $485 million for 2023 compared to the prior year primarily reflecting higher average crediting rates and higher average volumes on certificates and Ameriprise Bank cash deposits.
Expenses
Distribution expenses increased $143 million, or 3%, for 2023 compared to the prior year primarily reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as investments in recruiting experienced advisors, partially offset by the cumulative impact of Asset Management net outflows.
Interest credited to fixed accounts decreased $11 million, or 2%, for 2023 compared to the prior year primarily reflecting the following items:
•A $28 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $15 million for 2023 compared to a favorable impact of $13 million for the prior year.
•A $17 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $34 million for 2023 compared to an expense of $51 million for the prior year. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior year, which reflected higher option costs due to a higher new money rate, offset by more discounting due to higher Treasury rates.
•A decrease in expense driven by variable annuity net outflows.

Index
Ameriprise Financial, Inc.
Benefits, claims, losses and settlement expenses increased $1.1 billion for 2023 compared to the prior year primarily reflecting the following items:
•An $824 million increase in expense from market impacts on structured variable annuities (“SVA”) embedded derivative, net of hedging activity. This increase was the result of a favorable $955 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $1.8 billion change in the market impact on the SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in an expense for the 2023 compared to a benefit in the prior year.
•The impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Change in fair value of market risk benefits increased $487 million for 2023 compared to the prior year primarily reflecting the following items:
•The impact of unlocking was an expense of $128 million for 2023 primarily reflecting the impact of lower surrender assumptions on variable annuities with living benefits compared to a benefit of $139 million for the prior year primarily reflecting the impact of interest rate assumptions, partially offset by continued lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits.
•A $191 million increase in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This increase was the result of an unfavorable $132 million change in the market impact on variable annuity guaranteed benefits reserves and an unfavorable $59 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for 2023 compared to an expense in the prior year.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for 2023 compared to the prior year.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for 2023 compared to the prior year.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for 2023 compared to the prior year.
Interest and debt expense increased $126 million, or 64%, for 2023 compared to the prior year primarily reflecting higher interest expense of CIEs and the issuance of $750 million of unsecured senior notes in March 2023 and $600 million of unsecured senior notes in November 2023, partially offset by the maturity of $750 million of unsecured senior notes in October 2023.
General and administrative expense increased $148 million, or 4%, for 2023 compared to the prior year primarily reflecting a $50 million accrual for a regulatory matter relating to electronic communication recordkeeping requirements, increased severance expense related to our expense management initiatives, $12 million of higher integration related expenses, higher volume related expenses and investments for business growth and a larger unfavorable change in the mark-to-market impact on share-based compensation due to share price appreciation. A portion of the higher integration related expenses was driven by the consolidation of the majority of our London-based teams into a single location following the acquisition of the BMO Global Asset Management (EMEA) business.
Income Taxes
Our effective tax rate was 21.0% for 2023 compared to 19.9% for the prior year. See Note 24 to our Consolidated Financial Statements for additional discussion on income taxes.
Results of Operations by Segment
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
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

Index
Ameriprise Financial, Inc.
The following table presents summary financial information by segment:

	Years Ended December 31,
	2023	2022
	(in millions)
Advice & Wealth Management
Net revenues	$9,418	$8,461
Expenses	6,567	6,269
Adjusted operating earnings	$2,851	$2,192
Asset Management
Net revenues	$3,278	$3,506
Expenses	2,558	2,662
Adjusted operating earnings	$720	$844
Retirement & Protection Solutions
Net revenues	$3,476	$3,124
Expenses	2,791	2,257
Adjusted operating earnings	$685	$867
Corporate & Other
Net revenues	$533	$479
Expenses	853	785
Adjusted operating loss	$(320)	$(306)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to our annual assumption updates, referred to as unlocking, for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2023		2022
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Premiums, policy and contract charges	$1	$—	$1	$(2)
Total revenues	1	—	1	(2)

Benefits, claims, losses and settlement expenses	(17)	—	6	(1)
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	—	(5)	—	(6)
Unlocking, excluding LTC	(6)	—	6	—
Total remeasurement (gains) losses of future policy benefit reserves	(6)	(5)	6	(6)
Change in fair value of market risk benefits	128	—	(139)	—
Amortization of DAC	—	—	—	(2)
Total benefits and expenses	105	(5)	(127)	(9)
Pretax income (loss)	$(104)	$5	$128	$7

Index
Ameriprise Financial, Inc.
Advice & Wealth Management
The following table presents the changes in wrap account assets and average balances for the years ended December 31:

	2023	2022
	(in billions)
Beginning balance	$412.1	$464.7
Net flows	24.2	27.5
Market appreciation (depreciation) and other	51.9	(80.1)
Ending balance	$488.2	$412.1

Advisory wrap account assets ending balance (1)	$483.3	$407.8
Average advisory wrap account assets (2)	$437.8	$419.9
(1) Advisory wrap account assets represent those assets for which clients receive advisory services and are the primary driver of revenue earned on wrap accounts. Clients may hold non-advisory investments in their wrap accounts that do not incur an advisory fee.
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the twelve months ended December 31, 2023 and 2022, which is reflective of our billing cycle.
Wrap account assets increased $76.1 billion, or 18%, during 2023 primarily due to market appreciation of $51.9 billion and net inflows of $24.2 billion. Average advisory wrap account assets increased $17.9 billion, or 4%, compared to the prior year primarily reflecting continued net inflows and market appreciation.
The following table presents the results of operations of our Advice & Wealth Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$5,485	$5,308	$177	3%
Distribution fees	2,273	2,249	24	1
Net investment income	1,956	748	1,208	NM
Other revenues	265	232	33	14
Total revenues	9,979	8,537	1,442	17
Banking and deposit interest expense	561	76	485	NM
Total net revenues	9,418	8,461	957	11
Expenses
Distribution expenses	4,888	4,719	169	4
Interest and debt expense	27	10	17	NM
General and administrative expense	1,652	1,540	112	7
Total expenses	6,567	6,269	298	5
Adjusted operating earnings	$2,851	$2,192	$659	30%
NM  Not Meaningful - variance equal to or greater than 100%.
Our Advice & Wealth Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, increased $659 million, or 30%, for 2023 compared to the prior year primarily reflecting the benefit from higher interest rates and client net inflows. Pretax adjusted operating margin was 30.3% for 2023 compared to 25.9% for the prior year. Adjusted operating net revenue per advisor increased to $916,000 for 2023, up 11%, from $827,000 for the prior year.
Ameriprise Bank is continuing its deposit growth trend, with bank deposit balances increasing $3.2 billion from the prior year to $21.5 billion as of December 31, 2023. The daily average interest-bearing deposit balance increased to $20.4 billion for 2023 compared to $15.3 billion for the prior year with the average interest rate paid on deposits increasing to 0.41% for 2023 from 0.12% for 2022. Profitability at the bank increased compared to the prior year primarily reflecting increased interest rates along with the trend in deposit growth. The Ameriprise Certificate Company experienced strong growth given the current market environment with client deposits increasing $4.2 billion from the prior year to $13.5 billion as of December 31, 2023.
In November 2023, we successfully closed on our partnership with Comerica Bank to become Comerica’s new investment program provider, adding $14.7 billion of client flows, including $2.0 billion of wrap net flows.

Index
Ameriprise Financial, Inc.
Net Revenues
Management and financial advice fees increased $177 million, or 3%, for 2023 compared to the prior year primarily due to growth in average wrap account assets. Average advisory wrap account assets increased $17.9 billion, or 4%, compared to the prior year reflecting net inflows and market appreciation.
Net investment income increased $1.2 billion for 2023 compared to the prior year primarily due to higher average invested assets due to increased bank and certificate deposits and the favorable impact of increased short-term rates, including higher investment yields on the investment portfolio supporting the bank and certificate products.
Banking and deposit interest expense increased $485 million for 2023 compared to the prior year primarily reflecting higher average crediting rates and higher average balances on certificates and bank cash deposits.
Expenses
Distribution expenses increased $169 million, or 4%, for 2023 compared to the prior year primarily reflecting higher advisor compensation from higher average wrap account assets and increased transactional activity, as well as investments in recruiting experienced advisors.
Interest and debt expense increased $17 million for 2023 compared to the prior year due to the increase in capital supporting the growth in the bank and certificate products.
General and administrative expense increased $112 million, or 7%, for 2023 compared to the prior year primarily reflecting a $50 million accrual for a regulatory matter relating to electronic communication recordkeeping requirements, higher volume related expenses and investments for business growth.
Asset Management
The following tables present the mutual fund performance of our retail Columbia Threadneedle Investments funds as of December 31, 2023:

Retail Fund Rankings in Top 2 Quartiles or Above Index Benchmark - Asset Weighted (1)	1 year	3 year	5 year	10 year
Equity	43%	69%	79%	89%
Fixed Income	84%	68%	77%	90%
Asset Allocation	90%	54%	83%	90%

4- or 5-star Morningstar Rated Funds (2)	Overall	3 year	5 year	10 year
Number of rated funds	113	73	95	102
(1) Retail Fund performance rankings for each fund are measured on a consistent basis against the most appropriate peer group or index. Peer groupings of Columbia funds are defined by Lipper category and are based on the Primary Share Class (i.e., Institutional if available, otherwise Advisor or Instl3 share class), net of fees. Peer groupings of Threadneedle funds are defined by either IA or Morningstar index and are based on the Primary Share Class. Comparisons to Index are measured gross of fees.
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
(2) Columbia funds are available for purchase by U.S. customers. Out of 89 Columbia funds rated (based on primary share class), 5 received a 5-star Overall Rating and 35 received a 4-star Overall Rating. Out of 149 Threadneedle funds rated (based on highest-rated share class), 21 received a 5-star Overall Rating and 52 received a 4-star Overall Rating. The Overall Morningstar Rating is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating metrics.
The following table presents managed assets by type:

	December 31,		Change		Average (1)		Change
					December 31,
	2023	2022			2023	2022
	(in billions)				(in billions)
Equity	$323.0	$301.2	$21.8	7%	$309.2	$333.1	$(23.9)	(7)%
Fixed income	238.4	210.0	28.4	14	221.7	232.0	(10.3)	(4)
Money market	23.8	21.9	1.9	9	22.6	17.1	5.5	32
Alternative	33.5	33.7	(0.2)	(1)	34.5	37.3	(2.8)	(8)
Hybrid and other	18.2	17.2	1.0	6	17.3	19.8	(2.5)	(13)
Total managed assets	$636.9	$584.0	$52.9	9%	$605.3	$639.3	$(34.0)	(5)%
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
Ameriprise Financial, Inc.
The following table presents the changes in global managed assets:

	Years Ended December 31,
	2023	2022
	(in billions)
Global Retail Funds
Beginning assets	$309.3	$409.4
Inflows	47.9	60.9
Outflows	(65.2)	(84.7)
Net VP/VIT fund flows	(5.0)	(4.3)
Net new flows	(22.3)	(28.1)
Reinvested dividends	8.1	11.4
Net flows	(14.2)	(16.7)
Distributions	(9.4)	(12.9)
Market appreciation (depreciation) and other	45.1	(65.6)
Foreign currency translation (1)	4.1	(4.9)
Total ending assets	334.9	309.3

Global Institutional
Beginning assets	274.7	344.7
Inflows (2)	42.7	59.1
Outflows (2)	(45.7)	(49.0)
Net flows	(3.0)	10.1
Market appreciation (depreciation) and other (3)	21.9	(65.0)
Foreign currency translation (1)	8.4	(15.1)
Total ending assets	302.0	274.7
Total managed assets	$636.9	$584.0

Total net flows	$(17.2)	$(6.6)

Legacy insurance partners net flows (4)	$(4.3)	$(4.6)
(1) Amounts represent local currency to U.S. dollar translation for reporting purposes.
(2) Global Institutional inflows and outflows include net flows from our structured variable annuity product and Ameriprise Bank.
(3) Included in Market appreciation (depreciation) and other for Global Institutional is the change in affiliated general account balance, excluding net flows related to our structured variable annuity product and Ameriprise Bank.
(4) Legacy insurance partners assets and net flows are included in the rollforwards above.
Total segment AUM increased $52.9 billion, or 9%, during 2023 primarily driven by equity and fixed income market appreciation, partially offset by net outflows.

Index
Ameriprise Financial, Inc.
The following table presents the results of operations of our Asset Management segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$2,844	$3,086	$(242)	(8)%
Distribution fees	363	397	(34)	(9)
Net investment income	44	9	35	NM
Other revenues	27	14	13	93
Total revenues	3,278	3,506	(228)	(7)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,278	3,506	(228)	(7)
Expenses
Distribution expenses	925	995	(70)	(7)
Amortization of deferred acquisition costs	6	9	(3)	(33)
Interest and debt expense	7	5	2	40
General and administrative expense	1,620	1,653	(33)	(2)
Total expenses	2,558	2,662	(104)	(4)
Adjusted operating earnings	$720	$844	$(124)	(15)%
NM  Not Meaningful - variance equal to or greater than 100%.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $124 million, or 15%, for 2023 compared to the prior year primarily due to the cumulative impact of net outflows.
Net Revenues
Management and financial advice fees decreased $242 million, or 8%, for 2023 compared to the prior year primarily driven by the cumulative impact of net outflows and a decrease in performance fees.
Distribution fees decreased $34 million, or 9%, for 2023 compared to the prior year primarily due to the cumulative impact from net outflows.
Net investment income increased $35 million for 2023 compared to the prior year primarily driven by higher interest rates.
Expenses
Distribution expenses decreased $70 million, or 7%, for 2023 compared to the prior year primarily due to the cumulative impact of net outflows.
General and administrative expense decreased $33 million, or 2%, for 2023 compared to the prior year primarily reflecting $11 million of lower performance fee related compensation and disciplined expense management.

Index
Ameriprise Financial, Inc.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2023	2022
	(in millions)
Revenues
Management and financial advice fees	$735	$788	$(53)	(7)%
Distribution fees	398	418	(20)	(5)
Net investment income	858	569	289	51
Premiums, policy and contract charges	1,475	1,337	138	10
Other revenues	10	12	(2)	(17)
Total revenues	3,476	3,124	352	11
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,476	3,124	352	11
Expenses
Distribution expenses	464	448	16	4
Interest credited to fixed accounts	369	386	(17)	(4)
Benefits, claims, losses and settlement expenses	744	469	275	59
Remeasurement (gains) losses of future policy benefit reserves	(19)	1	(20)	NM
Change in fair value of market risk benefits	628	372	256	69
Amortization of deferred acquisition costs	229	233	(4)	(2)
Interest and debt expense	51	39	12	31
General and administrative expense	325	309	16	5
Total expenses	2,791	2,257	534	24
Adjusted operating earnings	$685	$867	$(182)	(21)%
NM  Not Meaningful - variance equal to or greater than 100%.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which excludes net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts decreased $182 million, or 21%, for 2023 compared to the prior year.
Variable annuity account balances increased 9% to $80.8 billion as of December 31, 2023 compared to the prior year due to market appreciation, partially offset by net outflows of $3.0 billion. Variable annuity sales decreased 1% to $4.0 billion for 2023 compared to the prior year reflecting a decrease in sales of variable annuities with living benefit guarantees, mostly offset by an increase in sales of SVAs. Account values with living benefit riders declined to 54% as of December 31, 2023 compared to 57% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Net Revenues
Management and financial advice fees decreased $53 million, or 7%, for 2023 compared to the prior year primarily reflecting variable annuity net outflows.
Distribution fees decreased $20 million, or 5%, for 2023 compared to the prior year primarily reflecting lower sales.
Net investment income, which excludes net realized investment gains or losses, increased $289 million, or 51%, for 2023 compared to the prior year reflecting higher interest rates, investment portfolio repositioning resulting in higher yields and increased SVA balances.
Premiums, policy and contract charges increased $138 million, or 10%, for 2023 compared to the prior year due to higher sales of life contingent payout annuities.
Expenses
Benefits, claims, losses and settlement expenses, which exclude the market impact on SVA indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $275 million, or 59%, for 2023 compared to the prior year primarily reflecting the impact of higher sales of life contingent payout annuities and increased volume in SVAs.

Index
Ameriprise Financial, Inc.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), increased $256 million, or 69%, for 2023 compared to the prior year primarily reflecting the impact of unlocking. The unlocking impact for 2023 was an expense of $128 million primarily reflecting continued lower surrender assumptions on variable annuities with living benefits compared to a benefit of $139 million for the prior year period primarily reflecting continued lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2023	2022
	(in millions)
Revenues
Distribution fees	$1	$—	$1	—%
Net investment income	247	155	92	59%
Premiums, policy and contract charges	96	99	(3)	(3)
Other revenues	209	230	(21)	(9)
Total revenues	553	484	69	14
Banking and deposit interest expense	20	5	15	NM
Total net revenues	533	479	54	11
Expenses
Distribution expenses	(10)	(10)	—	—
Interest credited to fixed accounts	234	242	(8)	(3)
Benefits, claims, losses and settlement expenses	236	247	(11)	(4)
Remeasurement (gains) losses of future policy benefit reserves	(1)	—	(1)	—
Amortization of deferred acquisition costs	11	10	1	10
Interest and debt expense	97	70	27	39
General and administrative expense	286	226	60	27
Total expenses	853	785	68	9
Adjusted operating loss	$(320)	$(306)	$(14)	(5)%
NM  Not Meaningful - variance equal to or greater than 100%.
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
Our Corporate & Other segment pretax adjusted operating loss increased $14 million, or 5%, for 2023 compared to the prior year, reflecting higher severance expense.
LTC insurance had pretax adjusted operating earnings of $29 million for 2023 compared to pretax adjusted operating loss of $10 million for the prior year primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions compared to the prior year.
FA business had a pretax adjusted operating loss of $29 million for 2023 compared to a pretax adjusted operating loss of $22 million for the prior year. Fixed deferred annuity account balances declined 12% to $6.3 billion as of December 31, 2023 compared to the prior year as policies continue to lapse and we previously discontinued new sales of fixed deferred annuities.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, integration and restructuring charges, and the impact of consolidating CIEs, increased $92 million, or 59%, for 2023 compared to the prior year primarily reflecting the benefit of investment portfolio repositioning and higher interest rates on cash positions.
Other revenues decreased $21 million, or 9%, for 2023 compared to the prior year primarily reflecting the yield on deposit receivables arising from reinsurance transactions.

Index
Ameriprise Financial, Inc.
Expenses
Interest and debt expense increased $27 million, or 39%, for 2023 compared to the prior year primarily reflecting the issuance of $750 million of unsecured senior notes in March 2023 and $600 million of unsecured senior notes in November 2023, partially offset by the maturity of $750 million of unsecured senior notes in October 2023.
General and administrative expense, which excludes integration and restructuring charges and expenses attributable to CIEs, increased $60 million, or 27%, for 2023 compared to the prior year primarily due to increased severance expense related to our expense management initiatives and a larger unfavorable change in the mark-to-market impact on share-based compensation expense due to share price appreciation.
Closed Block LTC Insurance
As of December 31, 2023, our nursing home indemnity LTC block had approximately $68 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.4 billion, net of reinsurance, which was 51% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 84 and the average attained age of policyholders on claim is 89. Fifty-four percent of daily benefits in force in this block are lifetime benefits.
As of December 31, 2023, our comprehensive reimbursement LTC block had approximately $113 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 79 and the average attained age of policyholders on claim is 86. Thirty-four percent of daily benefits in force in this block are lifetime benefits.
We utilize three primary levers to manage our LTC business. First, we have taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 251% on our nursing home indemnity LTC block (excluding home care riders) and 154% on our comprehensive reimbursement LTC block as of December 31, 2023. Second, we have a reserving process that reflects the policy features and risk characteristics of our blocks. As of December 31, 2023, we had 43,000 policies that were closed with claim activity, as well as 8,000 open claims. We apply this experience to our in force policies, which were 80,000 as of December 31, 2023, at a very granular level by issue year, attained age and benefit features. Our statutory reserves are $265 million higher than our GAAP reserves and include margins on key assumptions for morbidity and mortality, as well as $345 million in asset adequacy reserves as of December 31, 2023. Lastly, we have prudently managed our investment portfolio primarily through a liquid, investment grade portfolio.
We undertake an extensive review of the cash flow and expense assumptions supporting the liability for future policy benefits annually during the third quarter of each year, or more frequently if appropriate, using current best estimate assumptions as of the date of the review. Our annual review process includes an analysis of our key reserve assumptions, including those for morbidity, terminations (mortality and lapses), and premium rate increases.

Index
Ameriprise Financial, Inc.
Consolidated Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents our consolidated results of operations:

	Years Ended December 31,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$9,033	$9,275	$(242)	(3)%
Distribution fees	1,939	1,828	111	6
Net investment income	1,474	1,683	(209)	(12)
Premiums, policy and contract charges	1,397	221	1,176	NM
Other revenues	491	382	109	29
Total revenues	14,334	13,389	945	7
Banking and deposit interest expense	76	12	64	NM
Total net revenues	14,258	13,377	881	7
Expenses
Distribution expenses	4,935	5,028	(93)	(2)
Interest credited to fixed accounts	665	600	65	11
Benefits, claims, losses and settlement expenses	242	(156)	398	NM
Remeasurement (gains) losses of future policy benefit reserves	1	(52)	53	NM
Change in fair value of market risk benefits	311	(113)	424	NM
Amortization of deferred acquisition costs	252	259	(7)	(3)
Interest and debt expense	198	191	7	4
General and administrative expense	3,723	3,435	288	8
Total expenses	10,327	9,192	1,135	12
Pretax income	3,931	4,185	(254)	(6)
Income tax provision	782	768	14	2
Net income	$3,149	$3,417	$(268)	(8)%
NM  Not Meaningful - variance equal to or greater than 100%.
Overall
Pretax income decreased $254 million, or 6%, for 2022 compared to the prior year. The following impacts were significant drivers of the year-over-year change in pretax income:
•The prior year impact of the block transfer reinsurance transaction resulted in $524 million of pretax income for 2021 primarily reflecting the net realized gains on investments sold to the reinsurer.
•A negative impact from lower average equity markets compared to the prior year. Our average WEI, which is a proxy for equity movements on AUM, decreased 7% in 2022 compared to the prior year. The average S&P 500 index was 4% lower for 2022 compared to the prior year.
•The favorable impact of unlocking was $133 million for 2022 compared to an unfavorable impact of $113 million for the prior year.
•A favorable impact from the increase in short-term interest rates compared to the prior year.
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was a benefit of $483 million for 2022 compared to a benefit of $464 million for the prior year.

Index
Ameriprise Financial, Inc.
The following table presents the total pretax impacts on our revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Pretax Increase (Decrease)	2022	2021
	(in millions)
Premiums, policy and contract charges	$(1)	$16
Total revenues	(1)	16

Benefits, claims, losses and settlement expenses	7	6
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	(6)	—
Unlocking impact, excluding LTC	6	—
Total remeasurement (gains) losses of future policy benefit reserves	—	—
Change in fair value of market risk benefits	(139)	123
Amortization of DAC	(2)	—
Total benefits and expenses	(134)	129
Pretax income (loss) (1)	$133	$(113)
(1) Includes a $2 million net expense related to the market impact on IUL benefits for 2022, which is excluded from adjusted operating earnings. Refer to Results of Operations by Segment for the impact to pretax adjusted operating earnings attributable to unlocking.
The primary drivers of the year-over-year unlocking impact include the following items:
•Interest rate assumptions resulted in a benefit in 2022.
•Mortality assumption on variable annuities with living benefit guarantees resulted in a higher expense in 2022 compared to the prior year.
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
Distribution fees increased $111 million, or 6%, for 2022 compared to the prior year due to $264 million of higher fees on off-balance sheet brokerage cash primarily due to an increase in short-term interest rates, partially offset by lower average equity markets and decreased transactional activity.
Net investment income decreased $209 million, or 12%, for 2022 compared to the prior year primarily due to the following impacts:
•Net realized investment losses of $87 million for 2022 compared to net realized investment gains of $636 million for the prior year period. Net realized losses for 2022 were primarily driven by the fixed maturity investment portfolio repositioning in the fourth quarter of 2022. Net realized gains for 2021 included net realized gains of $561 million on Available-for-Sale securities and a $58 million net gain related to commercial mortgage loans primarily due to the sale of securities and loans to the reinsurer as a result of the fixed deferred and payout annuity reinsurance transaction that closed in the third quarter 2021, as well as a $15 million gain on a strategic investment.
•The favorable impact of the recent trend in rising interest rates on the investment portfolio yield, including the fourth quarter of 2022 impact of portfolio repositioning.
•The favorable impact of growth in Ameriprise Bank and certificate businesses as a result of the market environment and our strategic decision to invest in the businesses.
•The unfavorable impact of lower average invested assets due to the sale of investments as a result of the fixed deferred and payout annuity reinsurance transaction in the prior year.
•The $22 million unfavorable market impact of hedges to offset interest rate and currency changes on certain investments in the prior year.
Premiums, policy and contract charges increased $1.2 billion for 2022 compared to the prior year primarily reflecting ceded premiums of $1.2 billion associated with the reinsurance transaction for life contingent payout annuity policies in the prior year.
Other revenues increased $109 million, or 29%, for 2022 compared to the prior year primarily reflecting the yield on deposit receivables arising from the reinsurance transactions.
Banking and deposit interest expense increased $64 million for 2022 compared to the prior year primarily due to higher average crediting rates on certificates and bank cash deposits and increased cash deposits at the bank.

Index
Ameriprise Financial, Inc.
Expenses
Distribution expenses decreased $93 million, or 2%, for 2022 compared to the prior year primarily lower average equity markets and decreased transactional activity.
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
Benefits, claims, losses and settlement expenses increased $398 million for 2022 compared to the prior year primarily reflecting the following items:
•A $1.2 billion decrease in expense associated with the reinsurance transaction for life contingent payout annuity policies in the prior year.
•An $806 million decrease in expense from market impacts on SVA embedded derivative, net of hedges in place to offset those risks. This decrease was the result of a favorable $1.0 billion change in the market impact on the SVA embedded derivative, partially offset by an unfavorable $224 million change in the market impact on derivatives hedging the SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets, which resulted in a benefit for 2022 compared to an expense in the prior year.
Remeasurement (gains) losses of future policy benefit reserves increased $53 million for 2022 compared to the prior year primarily reflecting an increase in expense on LTC insurance as policy and claim terminations returned to more normalized levels compared to the prior year period which benefited from COVID-19 related impacts.
Change in fair value of market risk benefits increased $424 million for 2022 compared to the prior year primarily reflecting the following items:
•A $769 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This decrease was the result of an unfavorable $865 million change in the market impact on variable annuity guaranteed benefits reserves, partially offset by a favorable $96 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for 2022 compared to a benefit in the prior year.
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
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a higher net expense for 2022 compared to the prior year.
General and administrative expense increased $288 million, or 8%, 2022 the prior year primarily reflecting the operating expenses of the acquired BMO Global Asset Management (EMEA) business and higher integration related expenses, partially offset by disciplined expense management and reengineering, lower performance fee related compensation and a favorable foreign exchange impact.
Income Taxes
Our effective tax rate was 19.9% for 2022 compared to 18.3% for the prior year. See Note 24 to our Consolidated Financial Statements for additional discussion on income taxes.

Index
Ameriprise Financial, Inc.
Results of Operations by Segment
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents summary financial information by segment:

	Years Ended December 31,
	2022	2021
	(in millions)
Advice & Wealth Management
Net revenues	$8,461	$8,021
Expenses	6,269	6,278
Adjusted operating earnings	$2,192	$1,743
Asset Management
Net revenues	$3,506	$3,682
Expenses	2,662	2,586
Adjusted operating earnings	$844	$1,096
Retirement & Protection Solutions
Net revenues	$3,124	$3,230
Expenses	2,257	2,612
Adjusted operating earnings	$867	$618
Corporate & Other
Net revenues	$479	$487
Expenses	785	776
Adjusted operating loss	$(306)	$(289)
The following table presents the segment pretax adjusted operating impacts on our revenues and expenses attributable to unlocking for the years ended December 31:

Segment Pretax Adjusted Operating Increase (Decrease)	2022		2021
	Retirement & Protection Solutions	Corporate	Retirement & Protection Solutions	Corporate
	(in millions)
Premiums, policy and contract charges	$1	$(2)	$16	$—
Total revenues	1	(2)	16	—

Benefits, claims, losses and settlement expenses	6	(1)	6	—
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking and loss recognition	—	(6)	—	—
Unlocking impact, excluding LTC	6	—	—	—
Total remeasurement (gains) losses of future policy benefit reserves	6	(6)	—	—
Change in fair value of market risk benefits	(139)	—	123	—
Amortization of DAC	—	(2)	—	—
Total expenses	(127)	(9)	129	—
Pretax income (loss)	$128	$7	$(113)	$—

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
(2) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period excluding the most recent month for the twelve months ended December 31, 2022 and 2021, which is reflective of our billing cycle.
Wrap account assets decreased $52.6 billion, or 11%, during 2022 due to market depreciation of $80.1 billion, partially offset by net inflows of $27.5 billion. Average advisory wrap account assets increased $4.6 billion, or 1%, compared to the prior year primarily reflecting continued net inflows, partially offset by market depreciation.
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
NM  Not Meaningful - variance equal to or greater than 100%.
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
Ameriprise Bank is continuing its deposit growth trend, with bank deposits balances increasing $6.9 billion from the prior year period to $18.3 billion and brokerage client pledged asset lines of credit increasing $122 million from the prior year to $589 million as of December 31, 2022.
Net Revenues
Management and financial fees increased $11 million for 2022 compared to the prior year primarily due to an increase in financial planning fees, offset by lower advisory fees. Average advisory wrap account assets increased $4.6 billion, or 1%, compared to the prior year reflecting net inflows, partially offset by market depreciation.

Index
Ameriprise Financial, Inc.
Distribution fees decreased $4 million for 2022 compared to the prior year reflecting lower average equity markets and decreased transactional activity mostly offset by $264 million of higher fees on off-balance sheet brokerage cash due to an increase in average short-term interest rates.
Net investment income increased $491 million for 2022 compared to the prior year primarily due to higher average invested assets due to increased bank deposits and higher investment yields on the investment portfolio supporting the bank and certificate products.
Banking and deposit interest expense increased $64 million for 2022 compared to the prior year primarily due to higher average crediting rates on bank cash deposits and certificates and increased cash deposits at the bank.
Expenses
Distribution expenses decreased $123 million, or 3%, for 2022 compared to the prior year reflecting market depreciation and decreased transactional activity.
General and administrative expense increased $114 million, or 8%, for 2022 compared to the prior year primarily due to higher volume related expenses and investments in business growth as well as lower staffing levels and limited travel and entertainment expenses in the prior year.
Asset Management
The following table presents managed assets by type:

	December 31,		Change		Average (1)		Change
					December 31,
	2022	2021			2022	2021
	(in billions)
Equity	$301.2	$402.9	$(101.7)	(25)%	$333.1	$338.3	$(5.2)	(2)%
Fixed income	210.0	277.0	(67.0)	(24)	232.0	211.8	20.2	10
Money market	21.9	10.1	11.8	NM	17.1	6.5	10.6	NM
Alternative	33.7	39.9	(6.2)	(16)	37.3	25.8	11.5	45
Hybrid and other	17.2	24.2	(7.0)	(29)	19.8	22.6	(2.8)	(12)
Total managed assets	$584.0	$754.1	$(170.1)	(23)%	$639.3	$605.0	$34.3	6%
NM Not Meaningful - variance equal to or greater than 100%.
(1) Average ending balances are calculated using an average of the prior period’s ending balance and all months in the current period.

Index
Ameriprise Financial, Inc.
The following table presents the changes in global managed assets:

	Years Ended December 31,
	2022	2021
	(in billions)
Global Retail Funds
Beginning assets	$409.4	$323.5
Inflows	60.9	78.5
Outflows	(84.7)	(68.8)
Net VP/VIT fund flows	(4.3)	(4.2)
Net new flows (1)	(28.1)	5.5
Reinvested dividends	11.4	19.0
Net flows	(16.7)	24.5
Distributions	(12.9)	(21.5)
Acquired assets (2)	—	37.0
Market appreciation (depreciation) and other	(65.6)	47.5
Foreign currency translation (3)	(4.9)	(1.6)
Total ending assets	309.3	409.4

Global Institutional
Beginning assets	344.7	223.1
Inflows (4)	59.1	50.9
Outflows (4)	(49.0)	(32.5)
Net flows (1)	10.1	18.4
Acquired assets (2)	—	99.2
Market appreciation (depreciation) and other (5)	(65.0)	6.7
Foreign currency translation (3)	(15.1)	(2.7)
Total ending assets	274.7	344.7
Total managed assets	$584.0	$754.1

Total net flows	$(6.6)	$42.9

Legacy insurance partners net flows (6)	$(4.6)	$(4.9)
(1) Included in net flows are the amounts from the U.S. asset transfer from the BMO acquisition of $2.6 billion ($2.5 billion retail and $0.1 billion institutional) in 2022 and $16.9 billion ($2.9 billion retail and $14.0 billion institutional) in 2021.
(2) Reflects the acquisition of the BMO Global Asset Management (EMEA) business that closed on November 8, 2021.
(3) Amounts represent local currency to US dollar translation for reporting purposes.
(4) Global Institutional inflows and outflows include net flows from our structured variable annuity product and Ameriprise Bank.
(5) Included in Market appreciation (depreciation) and other for Global Institutional is the change in affiliated general account balance, excluding net flows related to our structured variable annuity product and Ameriprise Bank
(6) Legacy insurance partners assets and net flows are included in the rollforwards above.
Total segment AUM decreased $170.1 billion, or 23%, during 2022 driven by equity and bond market depreciation and an unfavorable foreign exchange impact. Net outflows were $6.6 billion for 2022, compared to net inflows of $42.9 billion in the prior year which included the transfer of $16.9 billion of retail and institutional assets from U.S. BMO asset management clients that elected to move their assets to us during the fourth quarter of 2021, resulting from the transition of investment advisory services as part of an arrangement with BMO Financial Group for their U.S. business.

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
NM  Not Meaningful - variance equal to or greater than 100%.
Our Asset Management segment pretax adjusted operating earnings, which exclude net realized investment gains or losses, decreased $252 million, or 23%, for 2022 compared to the prior year primarily due market depreciation, an unfavorable foreign exchange impact and the cumulative impact of net outflows.
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
Other revenues increased $11 million for 2022 compared to prior year primarily due to the acquired BMO Global Asset Management (EMEA) business.
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

Index
Ameriprise Financial, Inc.
Retirement & Protection Solutions
The following table presents the results of operations of our Retirement & Protection Solutions segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2022	2021
	(in millions)
Revenues
Management and financial advice fees	$788	$932	$(144)	(15)%
Distribution fees	418	485	(67)	(14)
Net investment income	569	480	89	19
Premiums, policy and contract charges	1,337	1,326	11	1
Other revenues	12	7	5	71
Total revenues	3,124	3,230	(106)	(3)
Banking and deposit interest expense	—	—	—	—
Total net revenues	3,124	3,230	(106)	(3)
Expenses
Distribution expenses	448	544	(96)	(18)
Interest credited to fixed accounts	386	389	(3)	(1)
Benefits, claims, losses and settlement expenses	469	427	42	10
Remeasurement (gains) losses of future policy benefit reserves	1	(6)	7	NM
Change in fair value of market risk benefits	372	680	(308)	(45)
Amortization of deferred acquisition costs	233	239	(6)	(3)
Interest and debt expense	39	37	2	5
General and administrative expense	309	302	7	2
Total expenses	2,257	2,612	(355)	(14)
Adjusted operating earnings	$867	$618	$249	40%
NM  Not Meaningful - variance equal to or greater than 100%.
Our Retirement & Protection Solutions segment pretax adjusted operating earnings, which exclude net realized investment gains or losses (net of the reinsurance accrual), the market impact on variable annuity guaranteed benefits (net of hedges), the market impact on IUL benefits (net of hedges and the reinsurance accrual), mean reversion related impacts, and block transfer reinsurance transaction impacts increased $249 million, or 40%, for 2022 compared to the prior year.
Variable annuity account balances decreased 19% to $74.4 billion as of December 31, 2022 compared to the prior year due to market depreciation and net outflows of $2.1 billion. Variable annuity sales decreased 33% to $4.0 billion for 2022 compared to the prior year reflecting a decrease in sales of variable annuities with living benefit guarantees. Account values with living benefit riders declined to 57% as of December 31, 2022 compared to 61% a year ago reflecting our actions to optimize our business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
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
Distribution fees decreased $67 million, or 14%, for 2022 compared to the prior year reflecting lower average equity markets and lower sales.
Net investment income, which excludes net realized investment gains or losses, increased $89 million, or 19%, for 2022 compared to the prior year reflecting higher fixed maturity investment yields and increased volume of invested assets partially driven by our portfolio repositioning in the fourth quarter.
Expenses
Distribution expenses decreased $96 million, or 18%, for 2022 compared to the prior year primarily reflecting lower variable annuity and insurance sales and market depreciation.

Index
Ameriprise Financial, Inc.
Benefits, claims, losses and settlement expenses, which exclude the market impact on structured variable annuities indexed account embedded derivative (net of hedges) and mean reversion related impacts, increased $42 million, or 10%, for 2022 compared to the prior year primarily reflecting the impacts of equity market depreciation and higher interest rates, as well as increased volume in SVAs.
Change in fair value of market risk benefits, which exclude the market impact on variable annuity guaranteed benefits (net of hedges), decreased $308 million, or 45%, for 2022 compared to the prior year period primarily reflecting the impact of unlocking, equity market depreciation and variable annuity net outflows. The unlocking impact for 2022 was a benefit of $139 million primarily reflecting the impact of interest rate assumptions, partially offset by lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits compared to an expense of $123 million for the prior year which was driven by lower surrender assumptions.
Corporate & Other
The following table presents the results of operations of our Corporate & Other segment on an adjusted operating basis:

	Years Ended December 31,		Change
	2022	2021
	(in millions)
Revenues
Distribution fees	$—	$1	$(1)	NM
Net investment income	155	242	(87)	(36)
Premiums, policy and contract charges	99	100	(1)	(1)
Other revenues	230	146	84	58
Total revenues	484	489	(5)	(1)
Banking and deposit interest expense	5	2	3	NM
Total net revenues	479	487	(8)	(2)
Expenses
Distribution expenses	(10)	(9)	(1)	11
Interest credited to fixed accounts	242	250	(8)	(3)
Benefits, claims, losses and settlement expenses	247	245	2	1
Remeasurement (gains) losses of future policy benefit reserves	—	(46)	46	NM
Amortization of deferred acquisition costs	10	8	2	25
Interest and debt expense	70	63	7	11
General and administrative expense	226	265	(39)	(15)
Total expenses	785	776	9	1
Operating loss	$(306)	$(289)	$(17)	(6)%
NM  Not Meaningful - variance equal to or greater than 100%.
Our Corporate & Other segment pretax adjusted operating loss excludes net realized investment gains or losses, the market impact on fixed annuity benefits (net of hedges), the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impact, gain or loss on disposal of a business that is not considered discontinued operations, integration and restructuring charges, and the impact of consolidating CIEs. Our Corporate & Other segment pretax adjusted operating loss increased $17 million, or 6%, for 2022 compared to the prior year.
Our LTC insurance had a pretax adjusted operating loss of $10 million for 2022 compared to pretax adjusted operating earnings of $29 million for the prior year primarily reflecting the favorable impacts in 2021 from COVID-19 effects on policyholder expenses.
FA business had a pretax adjusted operating loss of $22 million for 2022 compared to a pretax adjusted operating loss of $20 million for the prior year. Fixed deferred annuity account balances declined 6% to $7.1 billion as of December 31, 2022 compared to the prior year period as surrender trends continued. During the third quarter of 2021, we closed on a transaction to reinsure RiverSource Life’s fixed deferred and payout annuity policies.
Net Revenues
Net investment income, which excludes net realized investment gains or losses, the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments, block transfer reinsurance transaction impacts, integration and restructuring charges, and the impact of consolidating CIEs, decreased $87 million, or 36%, for 2022 compared to the prior year primarily reflecting lower average invested assets due to the sale of investments to the reinsurer as a result of the fixed deferred and payout annuity reinsurance transaction and a $15 million gain on a strategic investment in the prior year.

Index
Ameriprise Financial, Inc.
Other revenues increased $84 million, or 58%, for 2022 compared to the prior year primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Expenses
Remeasurement (gains) losses of future policy benefit reserves increased $46 million for 2022 compared to the prior year primarily reflecting an increase in expense on LTC insurance as policy and claim terminations returned to more normalized levels compared to the prior year which benefited from COVID-19 related impacts.
General and administrative expense, which excludes integration and restructuring charges and expenses attributable to CIEs, decreased $39 million, or 15%, to 2022 compared to the prior year primarily due to a larger unfavorable change in the mark-to-market impact on share-based compensation expenses in the prior year due to share price appreciation.
Fair Value Measurements
We report certain assets and liabilities at fair value; specifically, separate account assets, derivatives, market risk benefits, embedded derivatives and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. We include actual market prices, or observable inputs, in our fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. We validate prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 16 to the Consolidated Financial Statements for additional information on our fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for our obligations of our market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, we consider the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, we adjust the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of our nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of our life insurance company subsidiaries not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of December 31, 2023. As our estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $795 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2023 credit spreads.
Liquidity and Capital Resources
Overview
As of December 31, 2023 and 2022, we had Available Capital for Capital Adequacy of $5.4 billion and $5.2 billion, respectively. Available Capital for Capital Adequacy best reflects the available capital resources of our operations.
We maintained substantial liquidity during the year ended December 31, 2023. At December 31, 2023 and 2022, we had $7.5 billion and $7.0 billion, respectively, in cash and cash equivalents excluding CIEs and other restricted cash on a consolidated basis.
At December 31, 2023 and 2022, the parent company had $544 million and $389 million, respectively, in cash, cash equivalents, and unencumbered liquid securities. Liquid securities predominantly include U.S. government agency mortgage back securities. Additional sources of liquidity include a line of credit with an affiliate up to $727 million and an unsecured revolving committed credit facility for up to $1.0 billion that expires in June 2026. Management’s estimate of liquidity available to the parent company in a volatile and uncertain economic environment as of December 31, 2023 was $1.8 billion which includes cash, cash equivalents, unencumbered liquid securities, the line of credit with an affiliate and a portion of the committed credit facility.
Under the terms of the committed credit facility, we can increase the availability to $1.25 billion upon satisfaction of certain approval requirements. Available borrowings under this facility are reduced by any outstanding letters of credit. At December 31, 2023, we had no outstanding borrowings under this credit facility and had $1 million of letters of credit issued against the facility. Our credit facility contains various administrative, reporting, legal and financial covenants. We remain in compliance with all such covenants at December 31, 2023.
In addition, we have access to collateralized borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, and advances at the Federal Reserve. Our subsidiaries, RiverSource Life Insurance Company (“RiverSource Life”), and Ameriprise Bank are members of the FHLB of Des Moines, which provides access to collateralized borrowings. As of December 31, 2023 and 2022, we had an estimated maximum borrowing capacity of $8.6 billion and $8.0 billion, respectively, of borrowing capacity under the FHLB facilities, of which $201 million was outstanding as of both December 31, 2023 and 2022, and is collateralized with commercial mortgage backed securities. In addition, Ameriprise Bank maintains access to borrowings from the Federal Reserve which are collateralized with residential mortgage backed securities, commercial mortgage backed securities and

Index
Ameriprise Financial, Inc.
corporate debt securities. As of December 31, 2023 and 2022, we estimated $12.3 billion and $9.0 billion, respectively, of borrowing capacity from the Federal Reserve in addition to the FHLB capacity and there were no outstanding obligations.
Short-term contractual obligations for the year 2024 include investment certificate maturities of $12.3 billion and estimated insurance and annuity benefits of $2.2 billion in addition to operating liquidity needs and maturing long-term debt in October 2024 of $550 million. We also hold banking and brokerage deposits of $23.9 billion that are payable on demand. Long-term contractual obligations for years after 2024 include estimated insurance and annuity benefits of $55.2 billion.
On March 9, 2023, we issued $750 million of 5.15% unsecured senior notes due May 15, 2033. We repaid $750 million principal amount of our 4.0% senior notes at maturity on October 16, 2023. On November 9, 2023, we issued $600 million of 5.7% unsecured senior notes due December 15, 2028. See Note 15 to our Consolidated Financial Statements for further information about our long-term debt maturities.
We believe cash flows from operating activities, available cash balances, our availability of internal and external borrowings, access to debt markets and dividends from our subsidiaries will be sufficient to fund our short-term and long-term operating liquidity needs and stress requirements.
On August 16, 2022, federal legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax (“CAMT”) and the share repurchase excise tax. Both the CAMT and share repurchase tax were effective beginning in 2023. We are an applicable corporation required to compute the CAMT; however, based on current estimates we do not expect to be liable for the CAMT in 2023 and therefore a liability has not been recorded. We are a covered corporation subject to the 1% excise tax on the net shares repurchased. We have recorded in shareholders’ equity an estimate of the excise tax liability based on our interpretation of the current guidance. As the Internal Revenue Service issues additional guidance related to the IRA, we will continue to evaluate any impact to our consolidated financial statements.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) published the Pillar Two model rules which introduce new taxing mechanisms aimed at ensuring multinational enterprises (“MNEs”) pay a minimum level of tax on profits from each jurisdiction in which they operate. Various jurisdictions in which we operate have enacted or substantively enacted Pillar Two legislation that became effective beginning January 1, 2024. We continue to monitor the adoption and implementation of these rules and evaluate the potential impact on our consolidated financial statements.
Dividends from Subsidiaries
Ameriprise Financial is primarily a parent holding company for the operations carried out by our wholly-owned subsidiaries. Because of our holding company structure, our ability to meet our cash requirements, including the payment of dividends on our common stock, substantially depends upon the receipt of dividends or return of capital from our subsidiaries, particularly our life insurance subsidiary, RiverSource Life, our face-amount certificate subsidiary, Ameriprise Certificate Company (“ACC”), Ameriprise Bank, AMPF Holding, LLC, which is the parent company of our retail introducing broker-dealer subsidiary, Ameriprise Financial Services, LLC (“AFS”) and our clearing broker-dealer subsidiary, American Enterprise Investment Services, Inc. (“AEIS”), our transfer agent subsidiary, Columbia Management Investment Services Corp. (“CMIS”), our investment advisory company, Columbia Management Investment Advisers, LLC (“CMIA”), TAM UK International Holdings Ltd., which includes Ameriprise International Holdings GmbH within its organizational structure, and Columbia Threadneedle Investments UK International Ltd. The payment of dividends by many of our subsidiaries is restricted and certain of our subsidiaries are subject to regulatory capital requirements. For example, RiverSource Life payments in excess of statutory unassigned funds require advanced notice to the Minnesota Department of Commerce (“MN DOC”), RiverSource Life’s primary regulator, and are subject to potential disapproval. In addition, dividends and other distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advanced notice to MN DOC, and are subject to potential disapproval.
Our broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Rule 15c3-1 provides an “alternative net capital requirement” which AEIS and AFS (significant broker dealers) have elected. Regulations require that minimum net capital, as defined, be equal to the greater of $250 thousand or 2% of aggregate debit items arising from client balances. The Financial Industry Regulatory Authority (“FINRA”) may impose certain restrictions, such as restricting withdrawals of equity capital, if a member firm were to fall below a certain threshold or fail to meet minimum net capital requirements.
Ameriprise Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation in its role as insurer of its deposits. Ameriprise Bank is required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 Capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CEIT”) to risk-weighted assets. Ameriprise Bank calculates these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements

Index
Ameriprise Financial, Inc.
and Ameriprise Bank’s internal capital policies. As permitted under the rules of the Basel III capital framework, we have elected to exclude AOCI from the calculation of regulatory capital.
ACC is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the SEC and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets.
Required capital for Columbia Threadneedle Investments UK International Ltd. is predominantly based on the requirements specified by its regulator, the FCA, under its Capital Adequacy Requirements for investment firms.
Actual capital and regulatory capital requirements for our wholly owned subsidiaries subject to regulatory capital requirements were as follows:

	Actual Capital		Regulatory Capital Requirements
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
RiverSource Life (1)	$3,093	$3,103	$512	$571
RiverSource Life of NY (1)	244	320	40	40
ACC (3)(4)	765	534	717	496
TAM UK International Holdings Ltd.(5)(7)	706	437	317	214
Ameriprise Bank, FSB (6)	1,715	1,542	1,153	999
AFS (2)(3)	101	90	#	#
Ameriprise Captive Insurance Company (2)	39	38	11	10
Ameriprise Trust Company (2)	62	54	45	38
AEIS (2)(3)	171	208	29	26
RiverSource Distributors, Inc. (2)(3)	13	12	#	#
Columbia Management Investment Distributors, Inc. (2)(3)	17	17	#	#
Columbia Threadneedle Investments UK International Ltd. (5)(7)	N/A	330	N/A	152
N/A  Not applicable.
#  Amounts are less than $1 million.
(1) Actual capital is determined on a statutory basis. Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
(2) Regulatory capital requirement is based on the applicable regulatory requirement, calculated as of December 31, 2023 and 2022.
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
(7) In accordance with U.K. regulatory legislation, and on a prospective basis as of December 31, 2023, actual capital and the regulatory capital requirement for TAM UK International Holdings Ltd. and Columbia Threadneedle Investments UK International Ltd. are calculated and reported as a single consolidated group under TAM UK International Holdings Ltd..
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. The rule is effective January 1, 2024, with reporting to the FRB beginning in 2025.
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

Index
Ameriprise Financial, Inc.
The following table presents dividends paid or return of capital to the parent holding company, net of capital contributions made by the parent holding company for the following subsidiaries for the years ended December 31:

	2023	2022	2021
	(in millions)
RiverSource Life	$600	$600	$1,900
Ameriprise Bank	475	(395)	(142)
ACC	(131)	(168)	109
CMIA	435	480	510
CMIS	20	—	—
TAM UK International Holdings Ltd.	184	—	256
Ameriprise Advisor Capital, LLC	(178)	78	(172)
Ameriprise Captive Insurance Company	5	—	5
AMPF Holding, LLC	1,370	1,375	1,284
Ameriprise India	13	6	2
RiverSource Distributors, Inc.	—	—	(3)
Columbia Threadneedle Investments UK International Ltd.	—	—	(966)
Ameriprise Holdings, Inc.	(15)	—	—
Ameriprise Asset Management Holdings Singapore Ltd.	—	—	(7)
Total	$2,778	$1,976	$2,776
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
Dividends Paid to Shareholders and Share Repurchases
We paid regular quarterly dividends to our shareholders totaling $569 million and $553 million for the years ended December 31, 2023 and 2022, respectively. On January 24, 2024, we announced a quarterly dividend of $1.35 per common share. The dividend will be paid on February 27, 2024 to our shareholders of record at the close of business on February 9, 2024.
In January 2022, our Board of Directors authorized us to repurchase up to $3.0 billion for the repurchase of our common stock through March 31, 2024, which was exhausted in the fourth quarter of 2023. In July 2023, our Board of Directors authorized an additional $3.5 billion for the repurchase of our common stock through September 30, 2025. As of December 31, 2023, we had $3.1 billion remaining under this share repurchase authorization. We intend to fund share repurchases through existing working capital, future earnings and other customary financing methods. The share repurchase program does not require the purchase of any minimum number of shares, and depending on market conditions and other factors, these purchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means. During the year ended December 31, 2023, we repurchased a total of 5.9 million shares of our common stock at an average price of $330.94 per share.
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

Index
Ameriprise Financial, Inc.
Operating Activities
Net cash provided by operating activities increased $278 million to $4.7 billion for the year ended December 31, 2023 compared to $4.4 billion for the prior year primarily reflecting higher investment income on fixed maturity securities, partially offset by higher income taxes paid and higher cash outflows in brokerage deposits. The higher investment income is driven by higher yields and the growth in Ameriprise Bank customer deposits and certificate business growth.
Investing Activities
Our investing activities primarily relate to our Available-for-Sale investment portfolio and in recent quarters is significantly affected by the net flows of our face amount certificates and bank deposit activity.
Net cash used in investing activities decreased $4.3 billion to $9.3 billion for the year ended December 31, 2023 compared to $13.6 billion for the prior year primarily reflecting a $2.3 billion decrease in purchases of Available-for-Sale securities and a $1.6 billion increase in proceeds from maturities, sinking fund payments and calls of Available-for-Sale securities.
Financing Activities
Net cash provided by financing activities decreased $4.0 billion to $4.4 billion for the year ended December 31, 2023 compared to $8.4 billion for the prior year primarily reflecting a $3.7 billion decrease in the change in banking deposits, net.
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
•statements about the strategic and regulatory outcome from the withdrawal of our application to convert Ameriprise Bank to a state-chartered bank and national trust bank;
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
•the illiquidity of some of our investments;
•failures by other insurers that lead to higher assessments we owe to state insurance guaranty funds;
•failures or defaults by counterparties to our reinsurance arrangements;

Index
Ameriprise Financial, Inc.
•inadequate reserves for future policy benefits and claims or for future redemptions and maturities;
•deviations from our assumptions regarding morbidity, mortality and persistency affecting our insurance profitability;
•damage to our reputation arising from employee or advisor misconduct or otherwise;
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
•    risks in acquisition transactions, or other potential strategic acquisitions or divestitures;
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
Management cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that management is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Management undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Item 1A of this Annual Report on Form 10-K - “Risk Factors”.
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

Index
Ameriprise Financial, Inc.
The following tables present our estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2023 and 2022:

December 31, 2023
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(321)	$2	$(319)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(1,049)	756	(293)
Indexing feature for structured variable annuities	793	(513)	280
Total variable annuity and structured variable annuity benefits	(256)	243	(13)
IUL insurance	52	(52)	—
Total	$(525)	$193	$(332)	(2)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(60)	$—	$(60)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,404	(1,056)	348
Indexing feature for structured variable annuities	6	127	133
Total variable annuity and structured variable annuity benefits	1,410	(929)	481
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	43	—	43
Banking deposits	27	—	27
Brokerage client cash balances	53	—	53
Certificates	2	—	2
IUL insurance	14	1	15
Total	$1,489	$(928)	$561

December 31, 2022
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(285)	$2	$(283)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(870)	648	(222)
Indexing feature for structured variable annuities	494	(291)	203
Total variable annuity and structured variable annuity benefits	(376)	357	(19)
Certificates	1	(1)	—
IUL insurance	39	(21)	18
Total	$(621)	$337	$(284)	(2)

Index
Ameriprise Financial, Inc.

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based management and distribution fees (1)	$(53)	$—	$(53)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,484	(1,028)	456
Indexing feature for structured variable annuities	(29)	82	53
Total variable annuity and structured variable annuity benefits	1,455	(946)	509
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	25	—	25
Banking deposits	28	—	28
Brokerage client cash balances	146	—	146
Certificates	(9)	—	(9)
IUL insurance	12	1	13
Total	$1,604	$(945)	$659
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
(2) Represents the net impact to pretax income. The estimated net impact to pretax adjusted operating income is $(319) million as of December 31, 2023 and $(283) million as of December 31, 2022, respectively.
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
Asset-Based Management and Distribution Fees
We earn asset-based management fees and distribution fees on our assets under management. As of December 31, 2023, the value of our assets under management was $1.1 trillion. These sources of revenue are subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. We currently only hedge certain equity price risk for this exposure, primarily using futures and swaps. We currently do not hedge any of the interest rate risk for this exposure.
Market Risk Benefits
The total contract value of all variable annuities as of December 31, 2023 was $80.8 billion. See Note 13 for details of the reserves associated with market risk benefits. The changes in fair value of variable annuity market risk benefits are recorded through earnings, with the exception of the portion of the change in fair value due to a change in our nonperformance risk, which is recognized in other comprehensive income (loss). Fair value is calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.
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
The core derivative instruments with which we hedge the equity price risk of these benefits are longer dated put and call options; these core instruments are supplemented with equity futures and total return swaps. See Note 18 to our Consolidated Financial Statements for further information on our derivative instruments.

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
Structured Variable Annuities
Structured variable annuities offer the contractholder the ability to allocate account value to either an account that earns fixed interest (fixed account) or an account that is impacted by the performance of various equity indices (indexed account) subject to a cap, floor or buffer. Our earnings are based upon the spread between investment income earned and the credits made to the fixed account and benefits reflected in an indexed account of the structured variable annuities. As of December 31, 2023, we had $10.7 billion in liabilities related to structured variable annuities.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
Our earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. We primarily invest in fixed rate securities to fund the rate credited to clients. We guarantee an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $37.5 billion in Policyholder account balances, future policy benefits and claims as of December 31, 2023, $16.9 billion is related to liabilities created by these products. We do not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. We would expect the recent decline in our portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2025 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $5.6 billion and 4.9%, respectively, as of December 31, 2023. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $21.1 billion and had a weighted average yield of 4.4% as of December 31, 2023. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact our investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2023 was approximately 5.8%.
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

Index
Ameriprise Financial, Inc.
See Note 11 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2023 and 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
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
Certificate Products
Fixed Rate Certificates
We have interest rate risk from our investment certificates generally ranging in amounts from $1 thousand to $2 million with interest crediting rate terms ranging from 3 to 36 months. We guarantee an interest rate to the holders of these products. Payments collected from clients are primarily invested in fixed income securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients generally reset at shorter intervals than the yield on underlying investments. This exposure is not currently hedged although we monitor our investment strategy and make modifications based on our changing liabilities and the expected interest rate environment. Of the $37.3 billion in customer deposits as of December 31, 2023, $13.3 billion related to reserves for our fixed rate certificate products.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2023, we had $2.7 billion in liabilities related to the indexed accounts of IUL.
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
Foreign Currency Risk
We have foreign currency risk through our net investment in foreign subsidiaries and our operations in foreign countries. We are primarily exposed to changes in British Pounds related to our net investment in Threadneedle, which was approximately £1.3 billion as of December 31, 2023. We also have exposure related to operations in foreign countries to Euros, Indian Rupees and other currencies. We monitor the foreign exchange rates that we have exposure to and enter into foreign currency forward contracts to mitigate risk when economically prudent. As of December 31, 2023, the notional value of outstanding contracts and our remaining foreign currency risk related to operations in foreign countries were not material.
Interest Rate Risk on External Debt
The stated interest rates on our $3.4 billion of senior unsecured notes are fixed.
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

Index
Ameriprise Financial, Inc.
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
We manage our credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, we regularly evaluate their financial strength during the terms of the treaties. As of December 31, 2023, our largest reinsurance credit risks are related to coinsurance treaties with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company and with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 and Note 8 to our Consolidated Financial Statements for additional information on reinsurance.

Index
Ameriprise Financial, Inc.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements:

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ameriprise Financial, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameriprise Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance contracts in 2023.
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

Index
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
Valuation of market risk benefits
As described in Notes 2 and 13 to the consolidated financial statements, market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Market risk benefits are measured at fair value, at the individual contract level, using a non-option-based valuation approach or an option-based valuation approach, dependent upon the fee structure of the contract. The significant assumptions used by management to develop the fair value measurements of market risk benefits include utilization of guaranteed withdrawals, surrender rate, market volatility, nonperformance risk and mortality rate. As of December 31, 2023, the market risk benefits asset was $1,427 million and the market risk benefits liability was $1,762 million.
The principal considerations for our determination that performing procedures relating to the valuation of market risk benefits is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the market risk benefits, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to utilization of guaranteed withdrawals, surrender rate, market volatility, nonperformance risk and mortality rate (collectively, the significant market risk benefit assumptions), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to market risk benefits, including controls over the reasonableness of the significant market risk benefit assumptions. These procedures also included, among others, (i) evaluating management’s process for developing the fair value estimate of the market risk benefits, (ii) testing, on a sample basis, the completeness and accuracy of data used in the estimate, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the significant market risk benefit assumptions based on industry knowledge and data as well as historical Company data and experience, and the continued appropriateness of unchanged assumptions.
Adoption of the new accounting standard for long-duration insurance contracts
As described above and in Notes 2, 3, 11 and 13 to the consolidated financial statements, the Company adopted the new accounting standard relating to targeted improvements to the accounting for long-duration contracts (“LDTI”). When management adopted the new standard effective January 1, 2023 with a transition date of January 1, 2021, opening equity was adjusted for the adoption impacts to retained earnings and accumulated other comprehensive income and prior periods presented (i.e. 2021 and 2022) were restated. The new standard changes elements of the measurement models and disclosure requirements for an insurer’s long-duration insurance contract benefits and acquisition costs by expanding the use of fair value accounting to certain contract benefits and requiring at least annual updates to assumptions used to measure liabilities for future policy benefits. As of the January 1, 2021 transition date, the adoption impact was a reduction in total equity of $1.9 billion. The adjustments to retrospectively recast prior period amounts resulted in an increase of $190 million and a decrease of $1.1 billion to total equity as of December 31, 2022 and 2021, respectively, and an increase to net income of $590 million and $657 million for the years ended December 31, 2022 and 2021, respectively. The adjustments as of January 1, 2021 and for the years ended December 31, 2022 and 2021 include the remeasurement of the liability for future policy benefits at a current single A discount rate and the establishment of assets and liabilities for the market risk benefits. The discount rate represents an upper-medium-grade (i.e., low credit risk) fixed-income instrument yield (i.e., an A rating) that reflects the duration characteristics of the liability. Discount rates are locked in annually, at the end of each year for all products, except life contingent payout annuities, and calculated as the monthly average discount rate curves for the year. For life contingent payout annuities, the discount rates are locked in quarterly, at the end of each quarter based on the average of the three months for the quarter.  The significant assumptions used by management to develop the fair value measurements of market risk benefits include utilization of guaranteed withdrawals, surrender rate, market volatility, nonperformance risk and mortality rate (collectively, the significant market risk benefit assumptions). As of December 31, 2022, the market risk benefits assets amounted to $1.0 billion, and the market risk benefits liabilities amounted to $2.1 billion.
The principal considerations for our determination that performing procedures relating to the adoption of the new accounting standard for LDTI is a critical audit matter are (i) the significant judgment by management when adopting the LDTI standard and determining the transition date adjustments and the transition period adjustments, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) management’s discount rate methodology and development of the discount rate curve used in determining the liability for future policy benefits, and (b) management’s significant market risk benefit assumptions used in determining the fair value of market risk benefits in connection with adopting the new standard, and (iii) the audit effort involved the use of professionals with specialized skills and knowledge.

Index
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to management’s adoption of the new accounting standard for LDTI, including controls over determining the transition date adjustments and transition period adjustments. These procedures also included, among others, (i) evaluating management’s process for adopting the LDTI standard and for determining the transition date and transition period adjustments, (ii) testing the relevance and reliability of the external data used by management to develop the discount rate curve, (iii) testing the completeness and accuracy of the data used by management to develop and update the significant market risk benefit assumptions, and (iv) the use of professionals with specialized skill and knowledge to assist in evaluating, based on the consideration the Company’s historical and actual experience, industry trends, and market conditions, as applicable, the (a) appropriateness of the discount rate methodology and the reasonableness of the discount rate curve, and (b) the reasonableness of the significant market risk benefit assumptions used to determine the fair value of market risk benefits in connection with adopting the new standard.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 22, 2024

We have served as the Company’s auditor since 2010.

Index
Ameriprise Financial, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022(1)	2021(1)
	(in millions, except per share amounts)
Revenues
Management and financial advice fees	$8,907	$9,033	$9,275
Distribution fees	1,931	1,939	1,828
Net investment income	3,206	1,474	1,683
Premiums, policy and contract charges	1,539	1,397	221
Other revenues	513	491	382
Total revenues	16,096	14,334	13,389
Banking and deposit interest expense	561	76	12
Total net revenues	15,535	14,258	13,377
Benefits and expenses
Distribution expenses	5,078	4,935	5,028
Interest credited to fixed accounts	654	665	600
Benefits, claims, losses and settlement expenses	1,350	242	(156)
Remeasurement (gains) losses of future policy benefit reserves	(20)	1	(52)
Change in fair value of market risk benefits	798	311	(113)
Amortization of deferred acquisition costs	246	252	259
Interest and debt expense	324	198	191
General and administrative expense	3,871	3,723	3,435
Total benefits and expenses	12,301	10,327	9,192
Pretax income	3,234	3,931	4,185
Income tax provision	678	782	768
Net income	$2,556	$3,149	$3,417

Earnings per share
Basic	$24.18	$28.29	$29.13
Diluted	$23.71	$27.70	$28.48
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
Ameriprise Financial, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2023	2022(1)	2021(1)
	(in millions)
Net income	$2,556	$3,149	$3,417
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	802	(3,076)	(921)
Net unrealized gains (losses) on derivatives	2	(1)	(1)
Effect of changes in discount rate assumptions on certain long-duration contracts	(54)	861	284
Effect of changes in instrument-specific credit risk on market risk benefits	(65)	407	100
Defined benefit plans	15	76	53
Foreign currency translation adjustment	80	(171)	(13)
Total other comprehensive income (loss), net of tax	780	(1,904)	(498)
Total comprehensive income (loss)	$3,336	$1,245	$2,919
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
Ameriprise Financial, Inc.
Consolidated Balance Sheets

	December 31,
	2023	2022(1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$7,477	$6,964
Cash of consolidated investment entities	87	133
Investments (allowance for credit losses: 2023, $22; 2022, $39)	55,489	44,524
Investments of consolidated investment entities, at fair value	2,099	2,354
Market risk benefits	1,427	1,015
Separate account assets	77,457	73,962
Receivables (allowance for credit losses: 2023, $81; 2022, $75)	15,078	15,595
Receivables of consolidated investment entities, at fair value	28	20
Deferred acquisition costs	2,713	2,777
Restricted and segregated cash, cash equivalents and investments	1,635	2,229
Other assets	11,700	9,277
Other assets of consolidated investment entities, at fair value	1	2
Total assets	$175,191	$158,852

Liabilities and Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$37,545	$34,132
Market risk benefits	1,762	2,118
Separate account liabilities	77,457	73,962
Customer deposits	37,321	30,775
Short-term borrowings	201	201
Long-term debt	3,399	2,821
Debt of consolidated investment entities, at fair value	2,155	2,363
Accounts payable and accrued expenses	2,603	2,242
Other liabilities	7,974	6,316
Other liabilities of consolidated investment entities, at fair value	45	119
Total liabilities	170,462	155,049

Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 336,780,893 and 335,864,062, respectively)	3	3
Additional paid-in capital	9,824	9,517
Retained earnings	21,905	19,918
Treasury shares, at cost (236,607,681 and 230,585,072 shares, respectively)	(25,237)	(23,089)
Accumulated other comprehensive income (loss), net of tax	(1,766)	(2,546)
Total equity	4,729	3,803
Total liabilities and equity	$175,191	$158,852
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
Ameriprise Financial, Inc.
Consolidated Statements of Equity

	Number of Outstanding Shares	Common Shares	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except share data)
Balances at January 1, 2021	116,765,613	$3	$8,822	$15,292	$(18,879)	$893	$6,131
Cumulative effect of adoption of long-duration contracts guidance	—	—	—	(860)	—	(1,037)	(1,897)
Net income	—	—	—	3,417	—	—	3,417
Other comprehensive income (loss), net of tax	—	—	—	—	—	(498)	(498)
Dividends to shareholders	—	—	—	(527)	—	—	(527)
Repurchase of common shares	(8,744,127)	—	—	—	(2,222)	—	(2,222)
Share-based compensation plans	2,839,524	—	398	—	35	—	433
Balances at December 31, 2021 (1)	110,861,010	3	9,220	17,322	(21,066)	(642)	4,837
Net income	—	—	—	3,149	—	—	3,149
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,904)	(1,904)
Dividends to shareholders	—	—	—	(553)	—	—	(553)
Repurchase of common shares	(7,371,332)	—	—	—	(2,095)	—	(2,095)
Share-based compensation plans	1,789,312	—	297	—	72	—	369
Balances at December 31, 2022 (1)	105,278,990	3	9,517	19,918	(23,089)	(2,546)	3,803
Net income	—	—	—	2,556	—	—	2,556
Other comprehensive income (loss), net of tax	—	—	—	—	—	780	780
Dividends to shareholders	—	—	—	(569)	—	—	(569)
Repurchase of common shares	(6,659,042)	—	—	—	(2,212)	—	(2,212)
Share-based compensation plans	1,553,264	—	307	—	64	—	371
Balances at December 31, 2023	100,173,212	$3	$9,824	$21,905	$(25,237)	$(1,766)	$4,729
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022(1)	2021(1)
	(in millions)
Cash Flows from Operating Activities
Net income	$2,556	$3,149	$3,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(154)	(40)	98
Deferred income tax expense (benefit)	18	155	91
Share-based compensation	187	170	152
Net realized investment (gains) losses	47	(1)	(632)
Net trading (gains) losses	(9)	16	5
Loss from equity method investments	27	36	75
Impairments and provision for loan and credit losses	(16)	98	4
Net (gains) losses of consolidated investment entities	23	17	(20)
Changes in operating assets and liabilities
Restricted and segregated investments	(8)	(96)	25
Deferred acquisition costs	64	67	(8)
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	3,071	623	1,090
Derivatives, net of collateral	(624)	315	(570)
Receivables	276	39	(568)
Brokerage deposits	(781)	(345)	26
Accounts payable and accrued expenses	354	(219)	300
Current income tax, net	(387)	116	(308)
Other operating assets and liabilities of consolidated investment entities, net	(5)	2	20
Other, net	46	305	128
Net cash provided by (used in) operating activities	4,685	4,407	3,325

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	734	1,306	556
Maturities, sinking fund payments and calls	9,230	7,621	11,501
Purchases	(19,694)	(22,034)	(14,718)
Proceeds from sales, maturities and repayments of mortgage loans	152	169	299
Funding of mortgage loans	(284)	(207)	(263)
Proceeds from sales, maturities and collections of other investments	145	96	173
Purchase of other investments	(116)	(99)	(97)
Purchase of investments by consolidated investment entities	(427)	(961)	(1,603)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	643	615	1,047
Purchase of land, buildings, equipment and software	(184)	(182)	(120)
Cash paid for written options with deferred premiums	(59)	(619)	(552)
Cash received from written options with deferred premiums	43	204	106
Cash returned (paid) for acquisition of business, net of cash acquired	—	34	(576)
Cash paid for deposit receivables	(39)	(45)	(377)
Cash received for deposit receivables	774	550	254
Other, net	(180)	(31)	(10)
Net cash provided by (used in) investing activities	$(9,262)	$(13,583)	$(4,380)
See Notes to Consolidated Financial Statements.

Index

Ameriprise Financial, Inc.
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2023	2022(1)	2021(1)
	(in millions)
Cash Flows from Financing Activities
Investment certificates:
Proceeds from additions	$11,193	$8,343	$2,733
Maturities, withdrawals and cash surrenders	(7,039)	(4,339)	(4,190)
Policyholder account balances:
Deposits and other additions	1,476	1,169	1,553
Net transfers from (to) separate accounts	(132)	(162)	(273)
Surrenders and other benefits	(2,102)	(1,459)	(1,365)
Change in banking deposits, net	3,193	6,885	4,016
Cash paid for purchased options with deferred premiums	(53)	(197)	(156)
Cash received from purchased options with deferred premiums	251	378	1,350
Issuance of long-term debt, net of issuance costs	1,335	495	4
Repayments of long-term debt	(760)	(510)	(9)
Dividends paid to shareholders	(550)	(534)	(511)
Repurchase of common shares	(2,127)	(1,978)	(2,030)
Exercise of stock options	—	—	1
Borrowings of consolidated investment entities	—	341	1,756
Repayments of debt by consolidated investment entities	(275)	(4)	(1,142)
Other, net	1	2	(14)
Net cash provided by (used in) financing activities	4,411	8,430	1,723
Effect of exchange rate changes on cash	31	(68)	(2)
Net increase (decrease) in cash and cash equivalents, including amounts restricted	(135)	(814)	666
Cash and cash equivalents, including amounts restricted at beginning of period	8,755	9,569	8,903
Cash and cash equivalents, including amounts restricted at end of period	$8,620	$8,755	$9,569

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$682	$152	$113
Interest paid by consolidated investment entities	177	75	90
Income taxes paid, net	1,036	500	986
Leased assets obtained in exchange for finance lease liabilities	—	—	4
Leased assets obtained in exchange for operating lease liabilities	67	47	109
Non-cash investing activities:
Investments transferred in connection with fixed annuity reinsurance transaction	—	—	7,513
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	—	—	17
		December 31,
		2023	2022
		(in millions)
Reconciliation of cash and cash equivalents, including amounts restricted:
Cash and cash equivalents		$7,477	$6,964
Cash of consolidated investment entities		87	133
Restricted and segregated cash, cash equivalents and investments		1,635	2,229
Less: Restricted and segregated investments		(579)	(571)
Total cash and cash equivalents, including amounts restricted per consolidated statements of cash flows		$8,620	$8,755
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index

Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements
1.  Basis of Presentation
Ameriprise Financial, Inc. is a holding company, which primarily conducts business through its subsidiaries to provide financial planning, products and services that are designed to be utilized as solutions for clients’ cash and liquidity, asset accumulation, income, protection and estate and wealth transfer needs. The foreign operations of Ameriprise Financial, Inc. (“Ameriprise Financial”) are conducted primarily through Columbia Threadneedle Investments UK International Limited, TAM UK International Holdings Ltd and Ameriprise Asset Management Holdings Singapore (Pte.) Ltd and their respective subsidiaries (collectively, “Threadneedle”).
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
The Company evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
2. Summary of Significant Accounting Policies
The Company adopted Accounting Standards Update (“ASU”), Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), effective January 1, 2023 with a transition date of January 1, 2021. The significant accounting policies for market risk benefits (“MRB”); deferred acquisition costs (“DAC”); deferred sales inducement costs (“DSIC”); reinsurance; policyholder account balances, future policy benefits and claims; and unearned revenue liability were added or updated as a result of adopting the new accounting standard. See Note 3 for additional information related to the transition approach and adoption impact.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Investments
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in AOCI, net of impacts to benefit reserves, reinsurance recoverables and income taxes. Available-for-Sale securities are recorded within Investments. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Operations upon disposition of the securities.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Financing Receivables
Commercial Loans
Commercial loans include commercial mortgage loans, syndicated loans, and advisor loans and are recorded at amortized cost less the allowance for credit losses. Commercial mortgage loans and syndicated loans are recorded within Investments and advisor loans are recorded within Receivables. Commercial mortgage loans are loans on commercial properties that are originated by the Company. Syndicated loans represent the Company’s investment in loan syndications originated by unrelated third parties.
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
Consumer Loans
Consumer loans consist of credit card receivables, residential mortgage loans, policy loans, brokerage margin loans and pledged asset lines of credit and are recorded at amortized cost less the allowance for loan losses. Credit card receivables, residential mortgage loans and policy loans are recorded within Investments. Brokerage margin loans and pledged asset lines of credit are recorded within Receivables. Credit card receivables are related to Ameriprise-branded credit cards issued to the Company’s customers by a third party. When originated, policy loan balances do not exceed the cash surrender value of the underlying products. The Company’s broker dealer subsidiaries enter into lending arrangements with clients through the normal course of business, which are primarily based on customer margin levels. Ameriprise Bank enters into revolving lines of credit with customers of the Company’s broker dealer subsidiaries, where certain of the customer’s assets held in brokerage accounts serve as collateral.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Consumer Loans
The allowance for loan losses for credit card receivables and residential mortgage loans are based on models that project the Company’s receivable exposure over the expected life of the loans using cohorts based on the age of the receivable, geographic location, and credit scores. The models utilize industry data to derive probability of default and loss given default assumptions, adjusted for current and future economic conditions. Management evaluates actual historical charge-off experience and monitors risk factors including FICO scores and past-due status within the credit card portfolio, and FICO scores, LTV ratios, and past-due status within the residential mortgage loan portfolio, to ensure the allowance for loan losses based on industry data appropriately reserves for risks specific to the Company’s portfolios. The allowance for credit losses for credit card receivables and residential mortgage loans are recorded through provisions charged to Net investment income and are reduced/increased by net charge-offs/recoveries.
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
Loan Modifications
A loan is modified when the Company makes certain concessionary modifications to contractual terms such as principal forgiveness, interest rate reductions, other-than-insignificant payment delays, and/or term extensions in an attempt to make the loan more affordable to a borrower experiencing financial difficulties. Generally, performance prior to the modification or significant events that coincide with the modification are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the modification or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
As of December 31, 2023 and 2022, land, buildings, equipment and software were $681 million and $630 million, respectively, net of accumulated depreciation of $1.9 billion and $1.9 billion, respectively. Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $151 million, $142 million and $144 million, respectively.
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
Certain leases include one or more options to renew with terms that can extend the lease from one year to 10 years. The exercise of any lease renewal option is at the sole discretion of the Company. Renewal options are included in the ROU assets and lease liabilities when they either provide an economic incentive to renew or when the costs related to the termination of a lease outweigh the benefits of signing a new lease.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The equity component of indexed annuity, structured variable annuity, indexed universal life (“IUL”) and stock market certificate (“SMC”) obligations are considered embedded derivatives. Additionally, certain annuities contain guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”) provisions accounted for as market risk benefits.
See Note 16 for information regarding the Company’s fair value measurement of derivative instruments and Note 18 for the impact of derivatives on the Consolidated Statements of Operations.
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Guarantees accounted for as market risk benefits include guaranteed minimum death benefit (“GMDB”), guaranteed minimum income benefit (“GMIB”), GMWB and GMAB. If a contract contains multiple market risk benefits, those market risk benefits are bundled together as a single compound market risk benefit.
Market risk benefits are measured at fair value, at the individual contract level, using a non-option-based valuation approach or an option-based valuation approach, dependent upon the fee structure of the contract. Changes in fair value are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in OCI.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
DAC related to annuity products (including variable deferred annuities, structured variable annuities, fixed deferred annuities, and life contingent payout annuities) is amortized based on initial premium. DAC related to life insurance products (including universal life (“UL”) insurance, variable universal life (“VUL”) insurance, IUL insurance, term life insurance, and whole life insurance) is amortized based on original specified amount (i.e., face amount). DAC related to disability income (“DI”) insurance is amortized based on original monthly benefit.
The accounting contract term for annuity products (except for life contingent payout annuities) is the projected accumulation period. Life contingent payout annuities are amortized over the period which annuity payments are expected to be paid. The accounting contract term for life insurance products is the projected life of the contract. DI insurance is amortized over the projected life of the contract, including the claim paying period.
Deferred Sales Inducement Costs
Deferred sales inducements are contract features that are intended to attract new customers or to persuade existing customers to keep their current policy. Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized on a constant level basis using the same methodology and assumptions used to amortize DAC. DSIC is recorded in Other assets and amortization of DSIC is recorded in Benefits, claims, losses and settlement expenses.
Reinsurance
The Company cedes insurance risk to other insurers under reinsurance agreements.
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”) and DI insurance and life contingent payout annuities, net of the change in any prepaid reinsurance asset, are reported as a reduction of Premiums, policy and contract charges. Reinsurance recoveries are reported as components of Benefits, claims, losses and settlement expenses.
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
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within Receivables, net of the allowance for credit losses. The Company

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include that the Company has no actual history of significant losses and that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured long term care business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to Benefits, claims, losses and settlement expenses.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance.
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL policies, non-life contingent payout annuities, liabilities for guaranteed benefits associated with variable annuities (including structured variable annuities), and embedded derivatives for structured variable annuities, indexed annuities and IUL products.
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
See Note 13 for information regarding variable annuity guarantees.
Embedded Derivatives
The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuate based on equity markets and interest rates and the estimate of the Company’s nonperformance risk and is recorded in Policyholder account balances, future policy benefits and claims. See Note 16 for information regarding the fair value measurement of embedded derivatives.
Traditional Long-Duration Products
The liabilities for traditional long-duration products include cash flows related to unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI, LTC, and life contingent payout annuity policies as claims are incurred in the future. The claim liability (also referred to as disabled life reserve) is presented together as one liability for future policy benefits.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The updated cash flows used in the calculation are discounted using a forward rate curve. The discount rate represents an upper-medium-grade (i.e., low credit risk) fixed-income instrument yield (i.e., an A rating) that reflects the duration characteristics of the liability. Discount rates are locked in annually, at the end of each year for all products, except life contingent payout annuities, and calculated as the monthly average discount rate curves for the year. For life contingent payout annuities, the discount rates are locked in quarterly at the end of each quarter based on the average of the three months for the quarter.
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
See Note 11 for information regarding the liabilities for traditional long-duration products.
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
DPL is recorded in Policyholder account balances, future policy benefits and claims and included as a reconciling item within Note 11.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and reduce the likelihood of the establishment of a valuation allowance with respect to such assets. With respect to the corporate alternative minimum tax (“CAMT”), we have adopted a policy of excluding future years’ CAMT as a consideration within the Company’s valuation allowance analysis. See Note 24 for additional information on the Company’s valuation allowance.
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
Premiums on traditional life, DI and LTC insurance and life contingent payout annuities are net of reinsurance ceded and are recognized as revenue when due.
Variable annuity guaranteed benefit rider charges and cost of insurance charges on UL and VUL insurance and contract charges (net of reinsurance premiums and cost of reinsurance for UL insurance products) and surrender charges on annuities and UL and VUL insurance are recognized as revenue when assessed.
See Note 4 for further discussion of accounting policies on revenue from contracts with customers.
3.  Recent Accounting Pronouncements
Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) proposed amendments to ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The update removes the recognition and measurement guidance for Troubled Debt Restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, and modifies the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The update also requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments are to be applied prospectively, but entities may apply a modified retrospective transition for changes to the recognition and measurement of TDRs. For entities that have adopted Topic 326, the amendments are effective for interim and annual periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2023. The adoption of this update did not have a material impact on the Company’s consolidated results of operations and financial condition and modifications to disclosures are immaterial in the current period.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts (ASU 2018-12). The guidance changes elements of the measurement models and disclosure requirements for an insurer’s long-duration insurance contract benefits and acquisition costs by expanding the use of fair value accounting to certain contract benefits, requiring updates, if any, and at least annually, to assumptions used to measure liabilities for future policy benefits, changing the amortization pattern of deferred acquisition costs to a constant-level basis and removing certain shadow adjustments previously recorded in AOCI. Adoption of the accounting standard did not impact overall cash flows, insurance subsidiaries’ dividend capacity, or regulatory capital requirements.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the effects of the adoption of the above new accounting standard to the Company’s previously reported Consolidated Statements of Operations:

	Years Ended December 31,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions, except per share amounts)
Revenues
Distribution fees	$1,938	$1	$1,939	$1,830	$(2)	$1,828
Premiums, policy and contract charges	1,411	(14)	1,397	273	(52)	221
Total revenues	14,347	(13)	14,334	13,443	(54)	13,389
Total net revenues	14,271	(13)	14,258	13,431	(54)	13,377
Benefits and expenses
Distribution expenses	4,923	12	4,935	5,015	13	5,028
Benefits, claims, losses and settlement expenses	1,372	(1,130)	242	716	(872)	(156)
Remeasurement (gains) losses of future policy benefit reserves	—	1	1	—	(52)	(52)
Change in fair value of market risk benefits	—	311	311	—	(113)	(113)
Amortization of deferred acquisition costs	208	44	252	124	135	259
Total benefits and expenses	11,089	(762)	10,327	10,081	(889)	9,192
Pretax income	3,182	749	3,931	3,350	835	4,185
Income tax provision	623	159	782	590	178	768
Net income	$2,559	$590	$3,149	$2,760	$657	$3,417

Earnings per share
Basic	$22.99	$5.30	$28.29	$23.53	$5.60	$29.13
Diluted	$22.51	$5.19	$27.70	$23.00	$5.48	$28.48
The adoption of the standard did not affect the previously reported totals for net cash flows provided by (used in) operating, investing, or financing activities.
Leases – Common Control Arrangements
In March 2023, the FASB proposed amendments to ASU 2016-02, Leases (“Topic 842”). The update applicable to all entities requires leasehold improvements associated with common control leases to be amortized over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease and to be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendments are effective for interim and annual periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The Company early adopted the update during the second quarter of 2023 and will apply the amendments prospectively as of the beginning of 2023 to all new and existing leasehold improvements recognized on or after that date with any remaining unamortized balance of existing leasehold improvements amortized over their remaining useful life to the common control group determined at that date. The adoption of this update did not have a material impact on the Company’s consolidated results of operations and financial condition.
Future Adoption of New Accounting Standards
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, updating reportable segment disclosure requirements in accordance with Topic 280, Segment Reporting (“Topic 280”), primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and contain other disclosure requirements. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is assessing changes to the segment related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing changes to the income tax related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated results of operations and financial condition as the standard is disclosure-related only.
4. Revenue from Contracts with Customers
The following tables present revenue disaggregated by segment on an adjusted operating basis with a reconciliation of segment revenues to those reported on the Consolidated Statements of Operations:

	Year Ended December 31, 2023
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$1,959	$—	$—	$1,959	$—	$1,959
Institutional	—	677	—	—	677	—	677
Advisory fees	4,687	—	—	—	4,687	—	4,687
Financial planning fees	426	—	—	—	426	—	426
Transaction and other fees	372	195	56	—	623	—	623
Total management and financial advice fees	5,485	2,831	56	—	8,372	—	8,372
Distribution fees:
Mutual funds	723	209	—	—	932	—	932
Insurance and annuity	895	154	324	—	1,373	—	1,373
Off-balance sheet brokerage cash	316	—	—	—	316	—	316
Other products	339	—	—	—	339	—	339
Total distribution fees	2,273	363	324	—	2,960	—	2,960
Other revenues	227	20	—	—	247	—	247
Total revenue from contracts with customers	7,985	3,214	380	—	11,579	—	11,579
Revenue from other sources (1)	1,994	64	3,096	553	5,707	160	5,867
Total segment gross revenues	9,979	3,278	3,476	553	17,286	160	17,446
Banking and deposit interest expense	(561)	—	—	(20)	(581)	—	(581)
Total segment net revenues	9,418	3,278	3,476	533	16,705	160	16,865
Elimination of intersegment revenues	(847)	(79)	(411)	19	(1,318)	(12)	(1,330)
Total net revenues	$8,571	$3,199	$3,065	$552	$15,387	$148	$15,535

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2022
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$2,179	$—	$—	$2,179	$—	$2,179
Institutional	—	678	—	—	678	—	678
Advisory fees	4,526	—	—	—	4,526	—	4,526
Financial planning fees	410	—	—	—	410	—	410
Transaction and other fees	372	210	59	—	641	—	641
Total management and financial advice fees	5,308	3,067	59	—	8,434	—	8,434
Distribution fees:
Mutual funds	741	231	—	—	972	—	972
Insurance and annuity	845	166	348	—	1,359	—	1,359
Off-balance sheet brokerage cash	324	—	—	—	324	—	324
Other products	339	—	—	—	339	—	339
Total distribution fees	2,249	397	348	—	2,994	—	2,994
Other revenues	211	10	—	—	221	—	221
Total revenue from contracts with customers	7,768	3,474	407	—	11,649	—	11,649
Revenue from other sources (1)	769	32	2,717	484	4,002	14	4,016
Total segment gross revenues	8,537	3,506	3,124	484	15,651	14	15,665
Banking and deposit interest expense	(76)	—	—	(5)	(81)	—	(81)
Total segment net revenues	8,461	3,506	3,124	479	15,570	14	15,584
Elimination of intersegment revenues	(847)	(52)	(420)	3	(1,316)	(10)	(1,326)
Total net revenues	$7,614	$3,454	$2,704	$482	$14,254	$4	$14,258

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2021
	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Corporate & Other	Total Segments	Non-operating Revenue	Total
	(in millions)
Management and financial advice fees:
Asset management fees:
Retail	$—	$2,309	$—	$—	$2,309	$—	$2,309
Institutional	—	645	—	—	645	—	645
Advisory fees	4,539	—	—	—	4,539	—	4,539
Financial planning fees	386	—	—	—	386	—	386
Transaction and other fees	372	223	70	—	665	—	665
Total management and financial advice fees	5,297	3,177	70	—	8,544	—	8,544
Distribution fees:
Mutual funds	858	276	—	—	1,134	—	1,134
Insurance and annuity	994	195	409	—	1,598	—	1,598
Off-balance sheet brokerage cash	60	—	—	—	60	—	60
Other products	341	—	—	—	341	—	341
Total distribution fees	2,253	471	409	—	3,133	—	3,133
Other revenues	196	4	—	—	200	—	200
Total revenue from contracts with customers	7,746	3,652	479	—	11,877	—	11,877
Revenue from other sources (1)	287	30	2,751	489	3,557	(454)	3,103
Total segment gross revenues	8,033	3,682	3,230	489	15,434	(454)	14,980
Banking and deposit interest expense	(12)	—	—	(2)	(14)	—	(14)
Total segment net revenues	8,021	3,682	3,230	487	15,420	(454)	14,966
Elimination of intersegment revenues	(1,043)	(50)	(478)	(2)	(1,573)	(16)	(1,589)
Total net revenues	$6,978	$3,632	$2,752	$485	$13,847	$(470)	$13,377
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Contract liabilities for financial planning fees, which are included in Other liabilities, were $168 million and $160 million as of December 31, 2023 and 2022, respectively.
The Company pays sales commissions to advisors when a new financial planning contract is obtained or when an existing contract is renewed. The sales commissions paid to the advisors prior to financial plan delivery are considered costs to obtain a contract with a customer and are initially capitalized. When the performance obligation to deliver the financial plan is satisfied, the commission is recognized as distribution expense. Capitalized costs to obtain these contracts are reported in Other assets, and were $135 million and $129 million as of December 31, 2023 and 2022, respectively.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Contract Costs Asset
The Company has an asset of $25 million and $33 million as of December 31, 2023 and 2022, respectively, related to the transition of investment advisory services under an arrangement with BMO Financial Group for clients that elected to transfer U.S. retail and institutional assets to the Company.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $537 million as of both December 31, 2023 and 2022.
5.  Variable Interest Entities
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, hedge funds and other private funds, property funds, and certain non-U.S. series funds (such as OEICs and SICAVs) (collectively, “investment entities”), which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates certain investment entities (collectively, “consolidated investment entities”) if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $24 million and $30 million as of December 31, 2023 and 2022, respectively.
See Note 2 for further discussion of the Company’s accounting policy on consolidation.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Additionally, the Company invests in CLOs for which it is the sponsor. CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the value of the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes and highly rated senior notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary and has the power to direct the activities that most significantly impact the economic performance of the CLO.
The Company's maximum exposure to loss with respect to structured investments and non-consolidated CLOs is limited to its amortized cost. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
Other Non-Consolidated VIEs
The Company’s investments in other non-consolidated VIEs are recorded in other investments. The Company’s maximum exposure to loss with respect to its investments in these non-consolidated VIEs is limited to its carrying value. The carrying value of other non-consolidated VIEs was $168 million and $174 million as of December 31, 2023 and 2022, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both December 31, 2023 and 2022, respectively. The Company has not provided any additional support to the VIEs beyond the funding commitments.
Property Funds, Non-US Series Funds, Hedge Funds and other Private Funds
The Company provides investment advice and other related services to property funds, non-U.S. series funds, hedge funds and other private funds, some of which are considered VIEs. For investment management services, the Company generally earns management fees based on the market value of assets under management, and in certain instances may also receive performance-based fees. The fee arrangements are at market and commensurate with the level of effort required to provide those services. The Company does not have a significant economic interest and is not required to consolidate any of these funds.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 16 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$40	$—	$40
Common stocks	—	5	—	5
Syndicated loans	—	1,991	63	2,054
Total investments	—	2,036	63	2,099
Receivables	—	28	—	28
Other assets	—	1	—	1
Total assets at fair value	$—	$2,065	$63	$2,128

Liabilities
Debt (1)	$—	$2,155	$—	$2,155
Other liabilities	—	45	—	45
Total liabilities at fair value	$—	$2,200	$—	$2,200

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$35	$—	$35
Common stocks	—	3	—	3
Syndicated loans	—	2,191	125	2,316
Total investments	—	2,229	125	2,354
Receivables	—	20	—	20
Other assets	—	1	1	2
Total assets at fair value	$—	$2,250	$126	$2,376

Liabilities
Debt (1)	$—	$2,363	$—	$2,363
Other liabilities	—	119	—	119
Total liabilities at fair value	$—	$2,482	$—	$2,482
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.4 billion as of December 31, 2023 and 2022, respectively.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(4)	(1)	—
Purchases	45		—
Sales	(10)		—
Settlements	(16)		—
Transfers into Level 3	122		—
Transfers out of Level 3	(199)		(1)
Balance at December 31, 2023	$63		$—

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2023	$(1)	(1)	$—

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(11)	(1)	—
Purchases	—	69		—
Sales	—	(4)		—
Settlements	—	(8)		—
Transfers into Level 3	2	218		1
Transfers out of Level 3	(2)	(203)		(3)
Balance at December 31, 2022	$—	$125		$1

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2022	$—	$(10)	(1)	$—

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	1	(1)
Purchases	106		—
Sales	(38)		—
Settlements	(49)		—
Transfers into Level 3	119		2
Transfers out of Level 3	(150)		(2)
Deconsolidation of consolidated investment entities	(18)		—
Balance at December 31, 2021	$64		$3

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2021	$—		$1	(1)
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
All Level 3 measurements as of December 31, 2023 and 2022 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third-party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third-party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company. See Note 16 for a description of the Company’s determination of the fair value of corporate debt securities, common stocks and other investments.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2023	2022
	(in millions)
Syndicated loans
Unpaid principal balance	$2,190	$2,525
Excess unpaid principal over fair value	(136)	(209)
Fair value	$2,054	$2,316

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	13	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	40	48

Debt
Unpaid principal balance	$2,362	$2,636
Excess unpaid principal over fair value	(207)	(273)
Carrying value (1)	$2,155	$2,363
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.4 billion as of December 31, 2023 and 2022, respectively.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for the years ended December 31, 2023, 2022 and 2021.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
Debt of consolidated CLOs due 2028 -2034	$2,155	$2,363	6.6%	5.3%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
The following is a summary of Ameriprise Financial investments:

	December 31,
	2023	2022
	(in millions)
Available-for-Sale securities, at fair value	$51,562	$40,811
Mortgage loans (allowance for credit losses: 2023, $14; 2022, $12)	2,118	1,987
Policy loans	912	847
Other investments (allowance for credit losses: 2023, $6; 2022, $5)	897	879
Total	$55,489	$44,524
Other investments primarily reflect the Company’s interests in affordable housing partnerships, trading securities, equity securities, seed money investments in proprietary funds, syndicated loans, credit card receivables and certificates of deposit with original or remaining maturities at the time of purchase of more than 90 days.
The following is a summary of Net investment income:

	Years Ended December 31,
	2023	2022(1)	2021(1)
	(in millions)
Investment income on fixed maturities	$2,637	$1,320	$933
Net realized gains (losses)	(27)	(87)	636
Other	415	139	(1)
Consolidated investment entities	181	102	115
Total	$3,206	$1,474	$1,683
(1) Prior period amounts associated with affordable housing partnerships have been reclassified to Other to conform to current year presentation.
Available-for-Sale securities distributed by type were as follows:

	December 31, 2023
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Corporate debt securities	$12,675	$409	$(507)	$(1)	$12,576
Residential mortgage backed securities	22,130	107	(1,171)	—	21,066
Commercial mortgage backed securities	6,380	11	(341)	—	6,050
Asset backed securities	8,353	25	(59)	—	8,319
State and municipal obligations	719	62	(20)	(1)	760
U.S. government and agency obligations	2,739	1	—	—	2,740
Foreign government bonds and obligations	19	—	(1)	—	18
Other securities	33	—	—	—	33
Total	$53,048	$615	$(2,099)	$(2)	$51,562

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
As of December 31, 2023 and 2022, accrued interest of $319 million and $237 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Receivables.
As of December 31, 2023 and 2022, fixed maturity securities comprised approximately 93% and 92%, respectively, of Ameriprise Financial investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2023 and 2022, the Company’s internal analysts rated $282 million and $270 million, respectively, of securities using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	December 31, 2023			December 31, 2022
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$25,235	$24,342	47%	$30,900	$28,980	71%
AA	14,013	13,534	26	1,219	1,249	3
A	3,073	3,139	6	2,080	2,097	5
BBB	10,396	10,216	20	8,524	7,890	19
Below investment grade (1)	331	331	1	661	595	2
Total fixed maturities	$53,048	$51,562	100%	$43,384	$40,811	100%
(1) The amortized cost of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both December 31, 2023 and 2022. The fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both December 31, 2023 and 2022. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of December 31, 2023, approximately 83% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities. These issuers were downgraded in the third quarter of 2023 from AAA to AA due to the downgrade of the U.S. Government long-term credit rating. As of December 31, 2022, approximately 30% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any issuer were greater than 10% of the Company’s total equity as of both December 31, 2023 and 2022.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

	December 31, 2023
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	97	$1,276	$(11)	376	$5,197	$(496)	473	$6,473	$(507)
Residential mortgage backed securities	82	3,052	(25)	734	10,677	(1,146)	816	13,729	(1,171)
Commercial mortgage backed securities	31	747	(9)	277	4,092	(332)	308	4,839	(341)
Asset backed securities	49	885	(2)	116	2,840	(57)	165	3,725	(59)
State and municipal obligations	5	29	(1)	49	138	(19)	54	167	(20)
U.S. government and agency obligations	11	955	—	1	—	—	12	955	—
Foreign government bonds and obligations	—	—	—	3	12	(1)	3	12	(1)
Total	275	$6,944	$(48)	1,556	$22,956	$(2,051)	1,831	$29,900	$(2,099)

	December 31, 2022
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	457	$5,782	$(458)	108	$1,575	$(365)	565	$7,357	$(823)
Residential mortgage backed securities	589	9,407	(577)	244	4,076	(813)	833	13,483	(1,390)
Commercial mortgage backed securities	249	3,857	(220)	101	1,802	(219)	350	5,659	(439)
Asset backed securities	145	4,413	(86)	31	977	(72)	176	5,390	(158)
State and municipal obligations	48	134	(16)	27	60	(11)	75	194	(27)
U.S. government and agency obligations	13	566	(1)	—	—	—	13	566	(1)
Foreign government bonds and obligations	11	37	(2)	1	1	—	12	38	(2)
Total	1,512	$24,196	$(1,360)	512	$8,491	$(1,480)	2,024	$32,687	$(2,840)
As part of the Company’s ongoing monitoring process, management determined that the decrease in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2023 is primarily attributable to the impact of lower interest rates and tighter credit spreads. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2023 and 2022, approximately 96% and 95%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	Asset Backed Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2021	$10	$1	$—	$11
Additions for which credit losses were not previously recorded	—	—	1	1
Charge-offs	(10)	(1)	—	(11)
Balance at December 31, 2021	—	—	1	1
Additions for which credit losses were not previously recorded	20	—	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	1	1
Balance at December 31, 2022	20	—	2	22
Additions for which credit losses were not previously recorded	1	—	—	1
Reductions for securities sold during the period (realized)	(20)	—	(1)	(21)
Balance at December 31, 2023	$1	$—	$1	$2
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net investment income were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Gross realized investment gains	$11	$28	$582
Gross realized investment losses	(58)	(22)	(7)
Credit reversals (losses)	20	(21)	(1)
Other impairments	(2)	(70)	(13)
Total	$(29)	$(85)	$561
Previously recorded allowance for credit losses was reversed during the year ended December 31, 2023 primarily due to the sale of a corporate debt security in the communications industry. Credit losses for the year ended December 31, 2022 primarily related to recording an allowance for credit losses on a corporate debt security in the communications industry. Credit losses for the year ended December 31, 2021 primarily related to recording an allowance for credit losses on certain state and municipal securities. Other impairments for the years ended December 31, 2023, 2022 and 2021 related to Available-for-Sale securities which the Company intended to sell.
See Note 21 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2023 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$4,305	$4,294
Due after one year through five years	2,621	2,587
Due after five years through 10 years	4,280	4,018
Due after 10 years	4,979	5,228
	16,185	16,127
Residential mortgage backed securities	22,130	21,066
Commercial mortgage backed securities	6,380	6,050
Asset backed securities	8,353	8,319
Total	$53,048	$51,562
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
7.  Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans and deposit receivables. See Note 2 for information regarding the Company’s accounting policies related to financing receivables and the allowance for credit losses.
Allowance for Credit Losses
The following table presents a rollforward of the allowance for credit losses:

	Commercial Loans	Consumer Loans	Total
	(in millions)
Balance at January 1, 2021	$66	$2	$68
Provisions	(13)	2	(11)
Charge-offs	(8)	(2)	(10)
Recoveries	—	1	1
Other	2	—	2
Balance at December 31, 2021	47	3	50
Provisions	10	3	13
Charge-offs	(3)	(1)	(4)
Balance at December 31, 2022	54	5	59
Provisions	2	6	8
Charge-offs	(2)	(2)	(4)
Balance at December 31, 2023	$54	$9	$63
The decrease in the allowance for credit losses provision for commercial loans in 2021 reflected the sale of certain commercial mortgage loans and syndicated loans in conjunction with the fixed deferred and payout annuity reinsurance transaction in 2021.
As of December 31, 2023 and 2022, accrued interest on commercial loans was $19 million and $17 million, respectively, and is recorded in Receivables and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
There were no commercial mortgage loans sold for the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company sold $746 million of commercial mortgage loans.
During the years ended December 31, 2023, 2022 and 2021, the Company purchased $21 million, $67 million and $37 million, respectively, of syndicated loans, and sold $4 million, $1 million and $354 million, respectively, of syndicated loans.
During the years ended December 31, 2023, 2022 and 2021, the Company purchased $202 million, $72 million and $33 million, respectively, of residential mortgage loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $12 million and $11 million as of December 31, 2023 and 2022, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2023 and 2022. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both December 31, 2023 and 2022.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The tables below present the amortized cost basis of commercial mortgage loans by the year of origination and loan-to-value ratio:

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$22	$24
80% - 100%	—	5	—	2	11	50	68
60% - 80%	59	26	6	14	40	106	251
40% - 60%	8	47	133	53	70	348	659
< 40%	10	32	49	40	80	619	830
Total	$77	$110	$188	$109	$203	$1,145	$1,832

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$3	$39	$46
80% - 100%	7	9	2	20	8	29	75
60% - 80%	39	87	17	52	9	107	311
40% - 60%	48	89	69	90	57	435	788
< 40%	18	12	30	46	85	471	662
Total	$112	$197	$120	$210	$162	$1,081	$1,882
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the year ended December 31, 2023, write-offs of commercial mortgage loans were not material.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
East North Central	$189	$201	10%	11%
East South Central	52	54	3	3
Middle Atlantic	112	114	6	6
Mountain	138	129	8	7
New England	28	23	2	1
Pacific	624	638	34	34
South Atlantic	465	479	25	25
West North Central	109	120	6	6
West South Central	115	124	6	7
Total	$1,832	$1,882	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
Apartments	$485	$495	26%	26%
Hotel	13	14	1	1
Industrial	317	321	17	17
Mixed use	64	66	4	4
Office	241	259	13	14
Retail	561	594	31	31
Other	151	133	8	7
Total	$1,832	$1,882	100%	100%

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Syndicated Loans
The investment in syndicated loans as of December 31, 2023 and 2022 was $145 million and $175 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Syndicated loans past due were not material as of December 31, 2023 and no syndicated loans were past due as of December 31, 2022. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the year ended December 31, 2023, write-offs of syndicated loans were not material.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$1	$—	$—	$—	$—	$1
Risk 4	—	—	—	1	2	—	3
Risk 3	2	—	12	2	2	10	28
Risk 2	26	3	17	5	11	2	64
Risk 1	14	5	15	3	10	2	49
Total	$42	$9	$44	$11	$25	$14	$145

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$1	$—	$—	$—	$—	$—	$1
Risk 4	—	—	—	2	—	2	4
Risk 3	—	9	1	6	5	8	29
Risk 2	8	21	7	12	5	28	81
Risk 1	6	9	4	6	13	22	60
Total	$15	$39	$12	$26	$23	$60	$175
Financial Advisor Loans
The Company offers loans to financial advisors for transitional cost assistance and practice operations. Repayment of the loan is highly dependent on the retention of the financial advisor. In the event a financial advisor is no longer affiliated with the Company, any unpaid balances become immediately due. Accordingly, the primary risk factor for advisor loans is termination status. The allowance for credit losses related to loans to advisors that have terminated their relationship with the Company was $7 million and $6 million as of December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, write-offs of advisor loans were not material.
The tables below present the amortized cost basis of advisor loans by origination year and termination status:

	December 31, 2023
Termination Status	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Active	$395	$310	$151	$107	$79	$157	$1,199
Terminated	—	2	1	1	4	4	12
Total	$395	$312	$152	$108	$83	$161	$1,211

	December 31, 2022
Termination Status	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Active	$359	$178	$133	$99	$76	$158	$1,003
Terminated	—	1	1	2	1	5	10
Total	$359	$179	$134	$101	$77	$163	$1,013
Consumer Loans
Residential Mortgage Loans
The Company reviews the credit worthiness of the borrower in order to determine the risk of loss on residential mortgage loans. Geographic location and FICO scores are the primary credit quality indicators included in the model that projects the Company’s risk of credit loss over the life of the residential mortgage loan portfolio. Delinquency rates are measured based on the number of days past due. Residential mortgage loans over 30 days past due were $2 million and $3 million as of December 31, 2023 and 2022, respectively. For the year end December 31, 2023, write-offs of residential mortgage loans were not material.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The tables below present the amortized cost basis of residential mortgage loans by year of origination and FICO score:

FICO Score	December 31, 2023
	2023	2022	2021	2020	Total
	(in millions)
> 810	$9	$3	$2	$—	$14
780 - 809	65	29	8	6	108
740 - 779	80	26	8	6	120
720 - 739	15	6	4	1	26
700 - 719	8	5	4	1	18
< 699	7	4	3	—	14
Total	$184	$73	$29	$14	$300

FICO Score	December 31, 2022
	2022	2021	2020	Total
	(in millions)
> 810	$2	$2	$1	$5
780 - 809	30	9	7	46
740 - 779	24	9	6	39
720 - 739	5	5	—	10
700 - 719	6	3	1	10
< 699	4	3	—	7
Total	$71	$31	$15	$117
The table below presents the concentrations of credit risk of residential mortgage loans by U.S. region:

	Loans		Percentage
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
Minnesota	$178	$82	59%	70%
Other U.S. States	122	35	41	30
Total	$300	$117	100%	100%
Credit Card Receivables
The credit cards are co-branded with Ameriprise Financial, Inc. and issued to the Company’s customers by a third party. FICO scores and delinquency rates are the primary credit quality indicators for the credit card portfolio. Delinquency rates are measured based on the number of days past due. Credit card receivables over 30 days past due were 2% and 1% of total credit card receivables as of December 31, 2023 and 2022, respectively.
The table below presents the amortized cost basis of credit card receivables by FICO score:

FICO Score	December 31,
	2023	2022
	(in millions)
> 800	$32	$32
750 - 799	28	27
700 - 749	30	28
650 - 699	19	17
< 650	8	6
Total	$117	$110
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Margin Loans
The margin loans balance was $1.1 billion and $1.2 billion as of December 31, 2023 and 2022, respectively. The Company monitors collateral supporting margin loans and requests additional collateral when necessary in order to mitigate the risk of loss. As of both December 31, 2023 and 2022, there was no allowance for credit losses on margin loans.
Pledged Asset Lines of Credit
The pledged asset lines of credit balance was $537 million and $589 million as of December 31, 2023 and 2022, respectively. The Company monitors collateral supporting pledged asset lines of credit and requests additional collateral when necessary in order to mitigate the risk of loss. As of both December 31, 2023 and 2022, there was no allowance for credit losses on pledged asset lines of credit.
Deposit Receivables
Deposit receivables were $6.5 billion and $7.4 billion as of December 31, 2023 and 2022, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both December 31, 2023 and 2022.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material during the year ended December 31, 2023.
8. Reinsurance
The Company reinsures a portion of the insurance risks associated with its traditional life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. RiverSource Life Insurance Company (“RiverSource Life”) reinsures 100% of its insurance risk associated with its life contingent payout annuity policies in force as of June 30, 2021 through a reinsurance agreement with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company. Policies issued on or after July 1, 2021 and policies issued by RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”) are not subject to this reinsurance agreement.
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
For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only, which are 89% of the total RiverSource Life of NY in force policies. Under these agreements, the Company has the right, but never the obligation, to recapture some, or all, of the risk ceded to Genworth.
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
As of December 31, 2023 and 2022, traditional life and UL insurance policies in force were $198.8 billion and $198.9 billion, respectively, of which $144.7 billion and $146.2 billion as of December 31, 2023 and 2022 were reinsured at the respective year ends.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Direct premiums	$674	$530	$490
Reinsurance ceded	(226)	(224)	(1,361)
Net premiums	$448	$306	$(871)
Cost of insurance and administrative charges for non-traditional long-duration products are reflected in Premiums, policy and contract charges and were net of reinsurance ceded of $180 million, $165 million and $152 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The amount of claims recovered through reinsurance on all contracts was $438 million, $435 million and $404 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Receivables included $4.3 billion and $4.2 billion of reinsurance recoverables as of December 31, 2023 and 2022, respectively, including $2.8 billion and $2.7 billion related to LTC risk ceded to Genworth, respectively.
Policyholder account balances, future policy benefits and claims include $376 million and $388 million related to previously assumed reinsurance arrangements as of December 31, 2023 and 2022, respectively.
9. Goodwill and Other Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to impairment tests. There were no impairments of indefinite-lived intangible assets recorded for the years ended December 31, 2023, 2022 and 2021.
The changes in the carrying amount of goodwill reported in the Company’s reportable segments were as follows:

	Advice & Wealth Management	Asset Management	Retirement & Protection Solutions	Consolidated
	(in millions)
Balance at January 1, 2022	$279	$1,088	$91	$1,458
Foreign currency translation	—	(59)	—	(59)
Other adjustments	—	(10)	—	(10)
Balance at December 31, 2022	279	1,019	91	1,389
Foreign currency translation	—	27	—	27
Other adjustments	—	(6)	—	(6)
Balance at December 31, 2023	$279	$1,040	$91	$1,410
In 2023 and 2022, the Company completed the annual impairment evaluation for goodwill as of July 1. Additionally, in the fourth quarter of 2022, due to the macroeconomic conditions at the time, the Company performed an additional goodwill impairment evaluation. The Company concluded its goodwill was not impaired in either 2023 or 2022.
The carrying amount of indefinite-lived intangible assets consisted of the following:

	December 31,
	2023	2022
	(in millions)
Customer contracts	$848	$837
Trade names	67	67
Total	$915	$904
Definite-lived intangible assets consisted of the following:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$380	$(191)	$189	$265	$(174)	$91
Contracts	228	(219)	9	222	(210)	12
Other	343	(243)	100	295	(206)	89
Total	$951	$(653)	$298	$782	$(590)	$192

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
On November 6, 2023, the Company and Comerica, Inc. (through certain affiliates) closed an arrangement in which the Company became Comerica’s new investment program provider and acquired Comerica’s customer lists for $110 million.
Definite-lived intangible assets acquired during the year ended December 31, 2023 were $110 million with a weighted average amortization period of 10 years. The aggregate amortization expense for definite-lived intangible assets during the years ended December 31, 2023, 2022 and 2021 was $52 million, $45 million and $34 million, respectively.There were $1 million, nil and nil of impairments of definite-lived intangible assets recorded for the years ended December 31, 2023, 2022 and 2021, respectively.
Estimated intangible amortization expense as of December 31, 2023 for the next five years is as follows:

(in millions)
2024	$53
2025	47
2026	43
2027	35
2028	24
10.  Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in DAC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Pre-adoption balance at December 31, 2020	$1,690	$22	$43	$7	$100	$452
Effect of shadow reserve adjustments	42	4	18	1	31	53
Post-adoption balance at January 1, 2021	1,732	26	61	8	131	505
Capitalization of acquisition costs	111	71	—	—	3	54
Amortization	(147)	(6)	(8)	(1)	(9)	(47)
Balance at December 31, 2021	$1,696	$91	$53	$7	$125	$512

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$108	$(3)	$—	$19	$89	$2,527
Effect of shadow reserve adjustments	149	6	—	—	—	304
Post-adoption balance at January 1, 2021	257	3	—	19	89	2,831
Capitalization of acquisition costs	9	—	1	2	4	255
Amortization	(18)	—	—	(2)	(9)	(247)
Balance at December 31, 2021	$248	$3	$1	$19	$84	$2,839
Other broker dealer acquisition costs						5
Balance at December 31, 2021 including broker dealer acquisition costs						$2,844

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2022	$1,696	$91	$53	$7	$125	$512
Capitalization of acquisition costs	38	73	—	—	1	55
Amortization	(136)	(15)	(8)	(1)	(8)	(46)
Balance at December 31, 2022	$1,598	$149	$45	$6	$118	$521

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2022	$248	$3	$1	$19	$84	$2,839
Capitalization of acquisition costs	5	—	1	1	4	178
Amortization	(17)	—	—	(2)	(9)	(242)
Balance at December 31, 2022	$236	$3	$2	$18	$79	$2,775
Other broker dealer acquisition costs						2
Balance at December 31, 2022 including broker dealer acquisition costs						$2,777

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,598	$149	$45	$6	$118	$521
Capitalization of acquisition costs	23	83	—	—	—	57
Amortization	(125)	(24)	(10)	(1)	(8)	(44)
Balance at December 31, 2023	$1,496	$208	$35	$5	$110	$534

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,775
Capitalization of acquisition costs	4	—	4	1	4	176
Amortization	(17)	(1)	—	(2)	(8)	(240)
Balance at December 31, 2023	$223	$2	$6	$17	$75	$2,711
Other broker dealer acquisition costs						2
Balance at December 31, 2023 including broker dealer acquisition costs						$2,713
The following tables summarize the balances of and changes in DSIC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$175	$14	$189
Effect of shadow reserve adjustments	8	8	16
Post-adoption balance at January 1, 2021	183	22	205
Capitalization of sales inducement costs	1	—	1
Amortization	(18)	(3)	(21)
Balance at December 31, 2021	$166	$19	$185

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2022	$166	$19	$185
Capitalization of sales inducement costs	1	—	1
Amortization	(16)	(3)	(19)
Balance at December 31, 2022	$151	$16	$167

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$151	$16	$167
Amortization	(15)	(4)	(19)
Balance at December 31, 2023	$136	$12	$148
11.  Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Policyholder account balances
Policyholder account balances	$27,947	$24,986

Future policy benefits
Liability for future policy benefits	7,763	7,495
Deferred profit liability	81	62
Additional liabilities for insurance guarantees	1,321	1,186
Other insurance and annuity liabilities	213	177
Total future policy benefits	9,378	8,920
Policy claims and other policyholders’ funds	220	226
Total policyholder account balances, future policy benefits and claims	$37,545	$34,132
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts issued by the Company contain a GMDB. The Company previously offered contracts with GMAB, GMWB, and GMIB provisions. See Note 2 and Note 13 for additional information regarding the Company’s variable annuity guarantees. See Note 16 and Note 18 for additional information regarding the Company’s derivative instruments used to hedge risks related to these guarantees.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
account (subject to a cap). The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at fair value.
See Note 18 for additional information regarding the Company’s derivative instruments used to hedge the risk related to indexed accounts.
Insurance Liabilities
UL policies accumulate cash value that increases by a fixed interest rate. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion of their account balance to a fixed account or a separate account. A vast majority of the premiums received for VUL policies are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.
IUL is a UL policy that includes an indexed account. The rate of credited interest for funds allocated by a contractholder to the indexed account is linked to the performance of the specific index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with freestanding derivative instruments. See Note 18 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	73	3,084	47	—	91
Policy charges	(10)	—	—	—	—
Surrenders and other benefits	(759)	(156)	(1,086)	(10)	(127)
Net transfer from (to) separate account liabilities	(25)	—	—	—	—
Variable account index-linked adjustments	—	1,403	—	—	—
Interest credited	142	1	222	5	9
Balance at December 31, 2023	$4,173	$10,742	$5,982	$307	$444

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,146	$10,129	$5,974	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	123	272	193	1	3,884
Policy charges	(176)	(94)	(121)	—	(401)
Surrenders and other benefits	(69)	(78)	(53)	(44)	(2,382)
Net transfer from (to) separate account liabilities	—	(107)	—	—	(132)
Variable account index-linked adjustments	—	—	—	—	1,403
Interest credited	52	56	82	20	589
Balance at December 31, 2023	$1,474	$1,569	$2,755	$501	$27,947

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,740	$57,291	$14,407	$141
Cash surrender value (1)	$1,330	$1,065	$2,271	$326

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2022	$4,972	$4,458	$7,251	$323	$527
Contract deposits	146	2,784	55	—	53
Policy charges	(8)	—	—	—	—
Surrenders and other benefits	(450)	(41)	(744)	(17)	(124)
Net transfer from (to) separate account liabilities	(60)	—	—	—	—
Variable account index-linked adjustments	—	(791)	—	—	—
Interest credited	152	—	237	6	15
Balance at December 31, 2022	$4,752	$6,410	$6,799	$312	$471

Weighted-average crediting rate	3.2%	1.1%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,720	$5,986	$6,786	$277	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,602	$1,493	$2,534	$563	$23,723
Contract deposits	134	233	218	(3)	3,620
Policy charges	(178)	(91)	(116)	—	(393)
Surrenders and other benefits	(67)	(70)	(50)	(56)	(1,619)
Net transfer from (to) separate account liabilities	—	(102)	—	—	(162)
Variable account index-linked adjustments	—	—	—	—	(791)
Interest credited	53	57	68	20	608
Balance at December 31, 2022	$1,544	$1,520	$2,654	$524	$24,986

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$9,187	$57,354	$15,043	$149
Cash surrender value (1)	$1,382	$1,054	$2,148	$348
(1) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. For VA and VUL, the cash surrender value shown is the proportion of the total cash surrender value related to their fixed account liabilities.
Refer to Note 13 for the net amount at risk for market risk benefits associated with variable and structured variable annuities. Fixed, fixed indexed, and non-life contingent payout annuities do not have net amount at risk in excess of account value. Net amount at risk for insurance products is calculated as the death benefit amount in excess of applicable account values, host, embedded derivative, and separate account liabilities.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2023 and 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

December 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$43	$131	$52	$15	$2	$243
	2%	–	2.99%	137	1	—	—	—	138
	3%	–	3.99%	2,214	—	—	1	—	2,215
	4%	–	5.00%	1,514	—	—	—	—	1,514
	Total			$3,908	$132	$52	$16	$2	$4,110

Fixed accounts of structured variable annuities	1%	–	1.99%	$1	$18	$7	$2	$—	$28
	2%	–	2.99%	11	—	—	—	—	11
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$12	$18	$7	$2	$—	$39

Fixed annuities	1%	–	1.99%	$107	$377	$183	$93	$—	$760
	2%	–	2.99%	36	14	1	—	—	51
	3%	–	3.99%	2,816	1	—	—	—	2,817
	4%	–	5.00%	2,339	—	—	—	—	2,339
	Total			$5,298	$392	$184	$93	$—	$5,967

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$7	$13	$—	$22
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$7	$13	$—	$22

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	51	3	9	—	—	63
	3%	–	3.99%	854	1	4	4	—	863
	4%	–	5.00%	518	1	—	—	—	519
	Total			$1,423	$5	$13	$4	$—	$1,445

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$2	$4	$—	$24	$30
	2%	–	2.99%	13	12	—	1	8	34
	3%	–	3.99%	122	2	3	6	—	133
	4%	–	5.00%	607	6	—	—	—	613
	Total			$742	$22	$7	$7	$32	$810

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$2	$—	$—	$2
	2%	–	2.99%	128	—	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$128	$—	$2	$—	$—	$130

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	30	—	—	—	—	30
	4%	–	5.00%	295	—	—	—	—	295
	Total			$325	$—	$—	$—	$—	$325

Total	1%	–	1.99%	$151	$530	$255	$123	$26	$1,085
	2%	–	2.99%	376	30	10	1	8	425
	3%	–	3.99%	6,036	4	7	11	—	6,058
	4%	–	5.00%	5,273	7	—	—	—	5,280
	Total			$11,836	$571	$272	$135	$34	$12,848

Percentage of total account values that reset in:
Next 12 months				99.9%	99.5%	99.3%	100.0%	100.0%	99.9%
> 12 months to 24 months				0.1	0.5	0.6	—	—	0.1
> 24 months				—	—	0.1	—	—	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2022
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$169	$102	$18	$—	$—	$289
	2%	–	2.99%	177	—	—	—	—	177
	3%	–	3.99%	2,611	—	—	1	—	2,612
	4%	–	5.00%	1,611	—	—	—	—	1,611
	Total			$4,568	$102	$18	$1	$—	$4,689

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Notes to Consolidated Financial Statements (Continued)

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
The following tables summarize the balances of and changes in the liability for future policy benefits, including the January 1, 2021 adoption of ASU 2018-12:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$1,536	$633	$530	$5,749	$8,448
Effect of shadow reserve adjustments	(175)	—	—	(566)	(741)
Adjustments for loss contracts (with premiums in excess of gross premiums) under the modified retrospective approach	4	—	—	35	39
Effect of change in deferred profit liability	(43)	—	—	—	(43)
Effect of remeasurement of the liability at the current single A discount rate	215	265	238	1,965	2,683
Post-adoption balance at January 1, 2021	1,537	898	768	7,183	10,386
Less: reinsurance recoverable	—	601	24	3,623	4,248
Post-adoption balance at January 1, 2021, after reinsurance recoverable	$1,537	$297	$744	$3,560	$6,138

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2021	$—	$702	$238	$1,831	$2,771
Beginning balance at original discount rate	—	536	183	1,498	2,217
Effect of changes in cash flow assumptions	—	—	—	(6)	(6)
Effect of actual variances from expected experience	—	56	(35)	(61)	(40)
Adjusted beginning of year balance	$—	$592	$148	$1,431	$2,171
Issuances	38	78	18	—	134
Interest accrual	—	29	9	73	111
Net premiums collected	(38)	(63)	(20)	(184)	(305)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$636	$155	$1,320	$2,111
Effect of changes in discount rate assumptions	—	141	33	227	401
Balance at December 31, 2021	$—	$777	$188	$1,547	$2,512

Present Value of Future Policy Benefits:
Balance at January 1, 2021	$1,537	$1,600	$1,006	$9,014	$13,157
Beginning balance at original discount rate	1,321	1,169	714	6,716	9,920
Effect of changes in cash flow assumptions	—	—	—	(8)	(8)
Effect of actual variances from expected experience	(14)	58	(40)	(124)	(120)
Adjusted beginning of year balance	$1,307	$1,227	$674	$6,584	$9,792
Issuances	39	78	18	—	135
Interest accrual	53	70	39	347	509
Benefit payments	(168)	(120)	(43)	(336)	(667)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,231	$1,255	$688	$6,595	$9,769
Effect of changes in discount rate assumptions	139	343	226	1,755	2,463
Balance at December 31, 2021	$1,370	$1,598	$914	$8,350	$12,232

Adjustment due to reserve flooring	$—	$1	$—	$—	$1

Net liability for future policy benefits	$1,370	$822	$726	$6,803	$9,721
Less: reinsurance recoverable	1,265	558	25	3,443	5,291
Net liability for future policy benefits, after reinsurance recoverable	$105	$264	$701	$3,360	$4,430

Discounted expected future gross premiums	$—	$2,005	$1,158	$1,623	$4,786
Expected future gross premiums	$—	$2,815	$1,395	$1,905	$6,115
Expected future benefit payments	$1,707	$2,159	$1,217	$11,568	$16,651

Weighted average interest accretion rate	4.2%	6.5%	5.9%	5.3%
Weighted average discount rate	2.6%	2.8%	2.8%	2.9%

Weighted average duration of liability (in years)	7	8	9	10

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2022	$—	$777	$188	$1,547	$2,512
Beginning balance at original discount rate	—	636	155	1,320	2,111
Effect of changes in cash flow assumptions	—	1	1	52	54
Effect of actual variances from expected experience	—	47	(22)	(48)	(23)
Adjusted beginning of year balance	$—	$684	$134	$1,324	$2,142
Issuances	42	57	12	—	111
Interest accrual	—	34	7	65	106
Net premiums collected	(42)	(67)	(16)	(169)	(294)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$137	$1,220	$2,065
Effect of changes in discount rate assumptions	—	(22)	(3)	(13)	(38)
Balance at December 31, 2022	$—	$686	$134	$1,207	$2,027

Present Value of Future Policy Benefits:
Balance at January 1, 2022	$1,370	$1,598	$914	$8,350	$12,232
Beginning balance at original discount rate	1,231	1,255	688	6,595	9,769
Effect of changes in cash flow assumptions	—	(8)	1	42	35
Effect of actual variances from expected experience	(13)	52	(28)	(36)	(25)
Adjusted beginning of year balance	$1,218	$1,299	$661	$6,601	$9,779
Issuances	42	57	12	—	111
Interest accrual	49	73	38	336	496
Benefit payments	(154)	(116)	(42)	(368)	(680)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,155	$1,313	$669	$6,569	$9,706
Effect of changes in discount rate assumptions	(90)	6	27	(130)	(187)
Balance at December 31, 2022	$1,065	$1,319	$696	$6,439	$9,519

Adjustment due to reserve flooring	$—	$3	$—	$—	$3

Net liability for future policy benefits	$1,065	$636	$562	$5,232	$7,495
Less: reinsurance recoverable	949	443	19	2,649	4,060
Net liability for future policy benefits, after reinsurance recoverable	$116	$193	$543	$2,583	$3,435

Discounted expected future gross premiums	$—	$1,855	$926	$1,381	$4,162
Expected future gross premiums	$—	$3,183	$1,331	$1,908	$6,422
Expected future benefit payments	$1,595	$2,234	$1,169	$11,229	$16,227

Weighted average interest accretion rate	4.1%	6.4%	6.1%	5.2%
Weighted average discount rate	5.2%	5.5%	5.4%	5.4%

Weighted average duration of liability (in years)	6	7	8	9

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(2)	(18)	(3)	(23)
Adjusted beginning of year balance	$—	$687	$100	$1,236	$2,023
Issuances	177	55	12	—	244
Interest accrual	1	36	5	59	101
Net premiums collected	(178)	(70)	(12)	(158)	(418)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$105	$1,137	$1,950
Effect of changes in discount rate assumptions	—	(5)	(1)	9	3
Balance at December 31, 2023	$—	$703	$104	$1,146	$1,953

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(10)	(1)	(29)	5	(35)
Adjusted beginning of year balance	$1,145	$1,294	$615	$6,583	$9,637
Issuances	177	56	11	—	244
Interest accrual	50	73	37	329	489
Benefit payments	(150)	(132)	(42)	(405)	(729)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,222	$1,291	$621	$6,507	$9,641
Effect of changes in discount rate assumptions	(58)	34	40	54	70
Balance at December 31, 2023	$1,164	$1,325	$661	$6,561	$9,711

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,164	$627	$557	$5,415	$7,763
Less: reinsurance recoverable	880	440	22	2,738	4,080
Net liability for future policy benefits, after reinsurance recoverable	$284	$187	$535	$2,677	$3,683

Discounted expected future gross premiums	$—	$1,764	$904	$1,325	$3,993
Expected future gross premiums	$—	$2,938	$1,269	$1,786	$5,993
Expected future benefit payments	$1,726	$2,166	$1,068	$10,850	$15,810

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.0%
Weighted average discount rate	4.9%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	7	7	8	8

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Impacts of the annual review of policy benefit reserves assumptions are reflected within the effect of changes in cash flow assumptions in the disaggregated rollforwards above. The annual review of policy benefit reserves assumptions in the third quarter of 2023 resulted in a net decrease in future policy benefit reserves, primarily due to updates to LTC premium rate increase assumptions. The annual review of policy benefit reserves assumptions in the third quarter of 2022 resulted in a net decrease in future policy benefit reserves, primarily due to updates to LTC morbidity, premium rate increase and benefit reduction assumptions, and updates to Term Life lapse assumptions. The annual review of policy benefit reserves assumptions in the third quarter of 2021 resulted in a net decrease in future policy benefit reserves, primarily due to updates to LTC premium rate increase and benefit reduction assumptions.
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	35	5	1	41
Benefit accrual	128	8	2	138
Benefit payments	(50)	(18)	(4)	(72)
Effect of actual variances from expected experience	(13)	11	(2)	(4)
Impact of change in net unrealized (gains) losses on securities	25	1	6	32
Balance at December 31, 2023	$1,225	$81	$15	$1,321

Weighted average interest accretion rate	3.0%	6.9%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,120	$76	$46	$1,242
Interest accrual	32	5	1	38
Benefit accrual	108	8	—	116
Benefit payments	(43)	(14)	(4)	(61)
Effect of actual variances from expected experience	(19)	2	(2)	(19)
Impact of change in net unrealized (gains) losses on securities	(98)	(3)	(29)	(130)
Balance at December 31, 2022	$1,100	$74	$12	$1,186

Weighted average interest accretion rate	2.9%	7.0%	4.1%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statement of Operations was as follows:

	Years Ended December 31,
	2023		2022		2021
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$196	$49	$45	$49	$39	$53
Term and whole life insurance	169	37	169	39	166	41
Disability income insurance	124	32	127	31	131	30
Long term care insurance	185	270	189	271	192	274
Total	$674	$388	$530	$390	$528	$398

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the balances of and changes in unearned revenue, including the January 1, 2021 adoption of ASU 2018-12:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$19	$76	$—	$95
Effect of shadow reserve adjustments	5	10	153	168
Post-adoption balance at January 1, 2021	24	86	153	263
Deferral of revenue	3	34	55	92
Amortization	(1)	(8)	(13)	(22)
Balance at December 31, 2021	$26	$112	$195	$333

Balance at January 1, 2022	$26	$112	$195	$333
Deferral of revenue	2	48	54	104
Amortization	(1)	(10)	(16)	(27)
Balance at December 31, 2022	$27	$150	$233	$410

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	59	52	112
Amortization	(1)	(13)	(19)	(33)
Balance at December 31, 2023	$27	$196	$266	$489
12.  Separate Account Assets and Liabilities
Aggregate fair value of separate account assets, by major asset category, consisted of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Variable annuities and variable universal life:
Mutual funds	$74,634	$70,876
Unitized pooled pension funds:
Property/real estate	1,784	1,876
Equity securities	553	679
Debt securities	285	279
Cash and cash equivalents	147	208
Other	54	44
Total	$77,457	$73,962
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2023, 2022 and 2021.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$3,086	$73,962
Premiums and deposits	835	459	194	1,488
Policy charges	(1,343)	(292)	(7)	(1,642)
Surrenders and other benefits	(5,378)	(317)	(777)	(6,472)
Investment return	8,477	1,250	170	9,897
Net transfer from (to) general account	25	42	—	67
Other charges	—	—	157	157
Balance at December 31, 2023	$65,839	$8,795	$2,823	$77,457

Cash surrender value	$64,280	$8,263	$2,823	$75,366

	Variable Annuities	Variable Universal Life	Unitized Pooled Pension Funds	Total
	(in millions)
Balance at January 1, 2022	$82,862	$9,376	$5,253	$97,491
Premiums and deposits	1,067	425	252	1,744
Policy charges	(1,396)	(278)	(11)	(1,685)
Surrenders and other benefits	(4,923)	(286)	(1,548)	(6,757)
Investment return	(14,450)	(1,654)	(273)	(16,377)
Net transfer from (to) general account	63	70	—	133
Other charges	—	—	(587)	(587)
Balance at December 31, 2022	$63,223	$7,653	$3,086	$73,962

Cash surrender value	$61,461	$7,200	$3,086	$71,747
13.  Market Risk Benefits
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
The GMDB provisions provide a specified minimum return upon death of the contractholder. The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract. The Company has the following primary GMDB provisions:
•Return of premium – provides purchase payments minus adjusted partial surrenders.
•Reset – provides that the value resets to the account value at specified contract anniversary intervals minus adjusted partial surrenders. This provision was often provided in combination with the return of premium provision and is no longer offered.
•Ratchet – provides that the value ratchets up to the maximum account value at specified anniversary intervals, plus subsequent purchase payments less adjusted partial surrenders.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Years Ended December 31,
	2023	2022	2021
	(in millions, except age)
Balance at beginning of period	$1,103	$2,901	$4,829
Issuances	17	27	45
Interest accrual and time decay	(53)	(237)	(294)
Reserve increase from attributed fees collected	788	810	819
Reserve release for benefit payments and derecognition	(35)	(29)	(8)
Effect of changes in interest rates and bond markets	(367)	(4,193)	(1,053)
Effect of changes in equity markets and subaccount performance	(1,267)	2,258	(1,558)
Effect of changes in equity index volatility	(67)	205	73
Actual policyholder behavior different from expected behavior	5	17	52
Effect of changes in other future expected assumptions	128	(139)	123
Effect of changes in the instrument-specific credit risk on market risk benefits	83	(517)	(127)
Balance at end of period	$335	$1,103	$2,901

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,427	$1,015	$539
Liability position	(1,762)	(2,118)	(3,440)
Net asset (liability) position	$(335)	$(1,103)	$(2,901)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$913	$2,781	$251
Living benefits	$2,513	$3,364	$195
Composite (greater of)	$3,308	$5,830	$441

Weighted average attained age of contractholders	69	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(1,551)	$(2,044)	$(2,502)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$84	$(505)	$(102)
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	December 31, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$335	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.6%
			Surrender rate (2)	0.3%	–	75.0%	3.7%
			Market volatility (3)	0.0%	–	25.2%	10.6%
			Nonperformance risk (4)	85 bps			85 bps
			Mortality rate (5)	0.0%	–	41.6%	1.6%

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Changes to Significant Inputs and Assumptions:
During the years ended December 31, 2023 and 2022, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
Year ended December 31, 2023
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
Surrender assumptions, utilization assumptions and mortality assumptions vary with the type of base product, type of rider, duration of the policy, age of the contractholder, calender year of the projection, previous withdrawal history, and the relationship between the value of the guaranteed benefit and the contract accumulation value.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
14. Customer Deposits
Customer deposits consisted of the following:

	December 31,
	2023	2022
	(in millions)
Fixed rate certificates	$13,284	$9,080
Other	151	221
Total investment certificate reserves	13,435	9,301
Interest bearing checking	1,258	1,117
Money market	19,940	17,189
Savings	301	—
Brokerage deposits	2,387	3,168
Total banking and brokerage deposits	23,886	21,474
Total	$37,321	$30,775
Investment Certificates
The Company offers fixed rate investment certificates primarily in amounts ranging from $1 thousand to $2 million with interest crediting rate terms ranging from 3 to 36 months. Investment certificates may be purchased either with a lump sum payment or installment payments. Certificate owners are entitled to receive a fixed sum at either maturity or upon demand depending on the type of certificate. Payments from certificate owners are credited to investment certificate reserves, which generally accumulate interest at specified percentage rates. Certain investment certificates allow for a surrender charge on premature surrenders. Reserves for certificates that do not allow for a surrender charge were $1.5 billion and $2.2 billion as of December 31, 2023 and 2022, respectively. The Company generally invests the proceeds from investment certificates in fixed and variable rate securities. The interest paid to certificate owners is included in Banking and deposit interest expense.
Banking and Brokerage Deposits
Banking and brokerage deposits are amounts payable to customers related to funds deposited by customers in checking and savings, brokerage sweep balances, free credit balances, and funds accruing to customers as a result of trades or contracts. Money market deposits represent brokerage sweep for client balances held at Ameriprise Bank. Brokerage deposits primarily represent our client’s free credit balances. The Company pays interest on certain customer deposit balances and the interest is included in Banking and deposit interest expense.
15. Debt
The balances and stated interest rates of outstanding debt of Ameriprise Financial were as follows:

	Outstanding Balance		Stated Interest Rate
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
Long-term debt:
Senior notes due 2023	$—	$750	—%	4.0%
Senior notes due 2024	550	550	3.7	3.7
Senior notes due 2025	500	500	3.0	3.0
Senior notes due 2026	500	500	2.9	2.9
Senior notes due 2028	600	—	5.7	—
Senior notes due 2032	500	500	4.5	4.5
Senior notes due 2033	750	—	5.2	—
Finance lease liabilities	20	30	N/A	N/A
Other (1)	(21)	(9)	N/A	N/A
Total long-term debt	3,399	2,821

Short-term borrowings:
Federal Home Loan Bank (“FHLB”) advances	201	201	5.6%	4.6%
Total	$3,600	$3,022
(1) Includes adjustments for net unamortized discounts, debt issuance costs and other lease obligations.
N/A  Not Applicable

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Long-Term Debt
The Company’s senior notes may be redeemed, in whole or in part, at any time prior to maturity at a price equal to the greater of the principal amount and the present value of remaining scheduled payments, discounted to the redemption date, plus accrued interest.
On March 9, 2023, the Company issued $750 million of 5.15% unsecured senior notes due May 15, 2033 and incurred debt issuance costs of $7 million. Interest payments are due semi-annually in arrears on May 15 and November 15, which commenced on November 15, 2023.
On October 16, 2023, the Company repaid $750 million principal amount of its 4.0% senior notes at maturity.
On November 9, 2023, the Company issued $600 million of 5.7% unsecured senior notes due December 15, 2028 and incurred debt issuance costs of $6 million. Interest payments are due semi-annually in arrears on June 15 and December 15, which commences on June 15, 2024.
Short-Term Borrowings
The Company’s life insurance and bank subsidiaries are members of the FHLB of Des Moines which provides access to collateralized borrowings. As of December 31, 2023 and 2022, the Company’s life insurance subsidiary had accessed collateralized borrowings and pledged (granted a lien on) certain investments, primarily commercial mortgage backed securities, with an aggregate fair value of $1.1 billion and $962 million, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both December 31, 2023 and 2022. The stated interest rate of the FHLB advances is a weighted average annualized interest rate on the outstanding borrowings as of the balance sheet date.
The Company’s bank subsidiary had no outstanding obligations to the FHLB as of both December 31, 2023 and 2022. The Company’s bank subsidiary maintains access to collateralized borrowings from the Federal Reserve. As of both December 31, 2023 and 2022, there were no outstanding obligations to the Federal Reserve.
In June 2021, the Company entered into an amended and restated credit agreement that provides for an unsecured revolving credit facility of up to $1.0 billion that expires in June 2026. Under the terms of the agreement for the facility, the Company may increase the amount of this facility up to $1.25 billion upon satisfaction of certain approval requirements. Prior to June 21, 2023, the interest rate for any borrowing under the agreement was established by reference to London Interbank Offered Rate (“LIBOR”) for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of the Company with an integrated hardwired approach to a fallback interest rate with certain hardwired credit spread adjustments. On June 21, 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate from LIBOR for U.S. dollars to a Spread Adjusted Term Secured Overnight Financing Rate (“SOFR”), which is defined as Term SOFR for an interest period selected by the Company plus a credit spread adjustment of 0.10%, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of the Company. In the event of default, an additional 2% interest will accrue during such period of default. As of both December 31, 2023 and 2022, the Company had no borrowings outstanding and $1 million of letters of credit issued against the facility. The Company’s credit facility contains various administrative, reporting, legal and financial covenants. The Company was in compliance with all such covenants as of both December 31, 2023 and 2022.
American Enterprise Investment Services, Inc. (“AEIS”), a subsidiary of the Company, has credit agreements for uncommitted lines of credit with third party financial institutions, having a combined credit limit of $500 million. As of both December 31, 2023 and 2022, AEIS had no borrowings outstanding.
16.  Fair Values of Assets and Liabilities
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the balances of assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Cash equivalents	$704	$4,325	$—	$5,029
Available-for-Sale securities:
Corporate debt securities	—	12,107	469	12,576
Residential mortgage backed securities	—	21,066	—	21,066
Commercial mortgage backed securities	—	6,050	—	6,050
Asset backed securities	—	8,318	1	8,319
State and municipal obligations	—	760	—	760
U.S. government and agency obligations	2,740	—	—	2,740
Foreign government bonds and obligations	—	18	—	18
Other securities	—	33	—	33
Total Available-for-Sale securities	2,740	48,352	470	51,562
Investments at net asset value (“NAV”)				10	(1)
Trading and other securities	265	25	—	290
Separate account assets at NAV				77,457	(1)
Investments and cash equivalents segregated for regulatory purposes	699	—	—	699
Market risk benefits	—	—	1,427	1,427	(2)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	51	51
Other assets:
Interest rate derivative contracts	1	184	—	185
Equity derivative contracts	66	4,968	—	5,034
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	1	21	—	22
Total other assets	68	5,177	—	5,245
Total assets at fair value	$4,476	$57,879	$1,948	$141,770

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	873	873
Structured variable annuity embedded derivatives	—	—	1,011	1,011
Total policyholder account balances, future policy benefits and claims	—	3	1,933	1,936	(3)
Market risk benefits	—	—	1,762	1,762	(2)
Customer deposits	—	9	—	9
Other liabilities:
Interest rate derivative contracts	1	304	—	305
Equity derivative contracts	96	3,368	—	3,464
Credit derivative contracts	—	107	—	107
Foreign exchange derivative contracts	1	6	—	7
Other	259	3	76	338
Total other liabilities	357	3,788	76	4,221
Total liabilities at fair value	$357	$3,800	$3,771	$7,928

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
(2) See Note 13 for additional information related to market risk benefits, including the balances of and changes in market risk benefits as well as the significant inputs and assumptions used in the fair value measurements of market risk benefits.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
(3) The Company’s adjustment for nonperformance risk resulted in a $195 million cumulative decrease to the embedded derivatives as of December 31, 2023.
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
The following tables provide a summary of changes in Level 3 assets and liabilities of Ameriprise Financial measured at fair value on a recurring basis:

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$405	$6	$411		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	6
Other comprehensive income (loss)	11	—	11		—
Purchases	126	—	126		—
Settlements	(73)	(5)	(78)		(3)
Balance at December 31, 2023	$469	$1	$470		$51

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2023	$11	$—	$11		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(5)	$646	$62
Total (gains) losses included in:
Net income	8	(2)	198	(2)	1,166	(3)	1,372	2	(4)
Other comprehensive income (loss)	—		—		—		—	1
Issues	—		59		104		163	44
Settlements	(3)		(123)		(122)		(248)	(33)
Balance at December 31, 2023	$49		$873		$1,011		$1,933	$76

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2023	$—		$198	(2)	$1,166	(3)	$1,364	$—

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$502	$—	$35	$7	$544		$59
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(8)
Other comprehensive income (loss)	(44)	(4)	—	(1)	(49)		—
Purchases	39	389	112	32	572		—
Settlements	(91)	—	—	—	(91)		(3)
Transfers out of Level 3	—	(385)	(147)	(32)	(564)		—
Balance at December 31, 2022	$405	$—	$—	$6	$411		$48

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2022	$(1)	$—	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2022	$(42)	$—	$—	$(1)	$(43)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$406		$1,367	$61
Total (gains) losses included in:
Net income	(9)	(2)	(105)	(2)	(633)	(3)	(747)	—	(4)
Other comprehensive income (loss)	—		—		—		—	(3)
Issues	—		51		90		141	37
Settlements	(3)		(112)		—		(115)	(33)
Balance at December 31, 2022	$44		$739		$(137)	(5)	$646	$62

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2022	$—		$(105)	(2)	$(633)	(3)	$(738)	$—

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Available-for-Sale Securities						Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2021	$772	$9	$—	$32	$813		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	3
Other comprehensive income (loss)	(10)	—	—	—	(10)		—
Purchases	108	78	35	—	221		—
Sales	—	—	—	(1)	(1)		—
Issues	—	—	—	—	—		57
Settlements	(119)	—	—	(2)	(121)		(1)
Transfers into Level 3	168	—	—	2	170		—
Transfers out of Level 3	(416)	(87)	—	(24)	(527)		—
Balance at December 31, 2021	$502	$—	$35	$7	$544		$59

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2021	$(1)	$—	$—	$(1)	$(2)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2021	$(8)	$—	$—	$1	$(7)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims							Other Liabilities
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2021	$49		$935		$70		$1,054	$43
Total (gains) losses included in:
Net income	10	(2)	68	(2)	393	(3)	471	(13)	(4)
Issues	—		—		(28)		(28)	45
Settlements	(3)		(98)		(29)		(130)	(14)
Balance at December 31, 2021	$56		$905		$406		$1,367	$61

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2021	$—		$68	(2)	$—		$68	$—
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Included in General and administrative expense.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and December 31, 2022 and the amounts are presented as contra liabilities.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $51 million, $45 million and $(23) million, net of the reinsurance accrual, for the years ended December 31, 2023, 2022 and 2021, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs or fair values that were included in an observable transaction with a market participant. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$469	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.4%	1.2%
Asset backed securities	$1	Discounted cash flow	Annual short-term default rate (2)	3.0%			3.0%
			Annual long-term default rate (2)	3.5%			3.5%
			Discount rate	29.0%			29.0%
			Constant prepayment rate	10.0%			10.0%
			Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$51	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	85 bps			85 bps
IUL embedded derivatives	$873	Discounted cash flow	Nonperformance risk (4)	85 bps			85 bps
Structured variable annuity embedded derivatives	$1,011	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.6%
			Nonperformance risk (4)	85 bps			85 bps
Contingent consideration liabilities	$76	Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	2.9%

	December 31, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$404		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.1%	–	2.3%	1.4%
Asset backed securities	$1		Discounted cash flow	Annual short-term default rate (2)	0.8%			0.8%
				Annual long-term default rate (2)	3.5%			3.5%
				Discount rate	27.0%			27.0%
				Constant prepayment rate	10.0%			10.0%
				Loss recovery	63.6%			63.6%
Fixed deferred indexed annuity ceded embedded derivatives	$48		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$44		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
				Nonperformance risk (4)	95 bps			95 bps
IUL embedded derivatives	$739		Discounted cash flow	Nonperformance risk (4)	95 bps			95 bps
Structured variable annuity embedded derivatives	$(137)	(6)	Discounted cash flow	Surrender rate (3)	0.8%	–	40.0%	0.9%
				Nonperformance risk (4)	95 bps			95 bps
Contingent consideration liabilities	$62		Discounted cash flow	Discount rate (5)	0.0%	–	10.5%	3.3%
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both December 31, 2023 and 2022. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps, foreign currency forwards and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both December 31, 2023 and 2022. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
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
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $41 million and $58 million as of December 31, 2023 and 2022, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,118	$—	$280	$1,692	$1,972
Policy loans	912	—	912	—	912
Receivables	9,453	146	1,621	6,577	8,344
Restricted and segregated cash	936	936	—	—	936
Other investments and assets	338	—	283	55	338

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$16,641	$—	$—	$14,243	$14,243
Investment certificate reserves	13,461	—	—	13,420	13,420
Banking and brokerage deposits	23,886	23,886	—	—	23,886
Separate account liabilities — investment contracts	3,155	—	3,155	—	3,155
Debt and other liabilities	3,769	166	3,610	5	3,781

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Policyholder account balances, future policy benefits and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed and structured variable annuity host contracts, and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 11 for additional information on these liabilities. Investment certificate reserves represent customer deposits for fixed rate certificates and stock market certificates. Banking and brokerage deposits are amounts payable to customers related to free credit balances, funds deposited by customers and funds accruing to customers as a result of trades or contracts. Separate account liabilities are primarily investment contracts in pooled pension funds offered by Threadneedle. Debt and other liabilities include the Company’s long-term debt, short-term borrowings, securities loaned and future funding commitments to affordable housing partnerships and other real estate partnerships. See Note 15 for further information on the Company’s long-term debt and short-term borrowings.
17.  Offsetting Assets and Liabilities
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,197	$—	$5,197	$(3,707)	$(1,114)	$(357)	$19
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	39	—	39	(18)	—	—	21
Total derivatives	5,245	—	5,245	(3,734)	(1,114)	(357)	40
Securities borrowed	146	—	146	(32)	—	(111)	3
Total	$5,391	$—	$5,391	$(3,766)	$(1,114)	$(468)	$43

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,900	$—	$2,900	$(2,322)	$(568)	$(5)	$5
OTC cleared	23	—	23	(9)	—	—	14
Exchange-traded	97	—	97	(75)	—	—	22
Total derivatives	3,020	—	3,020	(2,406)	(568)	(5)	41
Securities borrowed	199	—	199	(31)	—	(164)	4
Total	$3,219	$—	$3,219	$(2,437)	$(568)	$(169)	$45
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,829	$—	$3,829	$(3,707)	$(36)	$(78)	$8
OTC cleared	35	—	35	(9)	—	—	26
Exchange-traded	19	—	19	(18)	—	—	1
Total derivatives	3,883	—	3,883	(3,734)	(36)	(78)	35
Securities loaned	163	—	163	(32)	—	(126)	5
Total	$4,046	$—	$4,046	$(3,766)	$(36)	$(204)	$40

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Freestanding derivative instruments are reflected in Other assets and Other liabilities. Cash collateral pledged by the Company is reflected in Other assets and cash collateral accepted by the Company is reflected in Other liabilities. Securities borrowing and lending agreements are reflected in Receivables and Other liabilities, respectively. See Note 18 for additional disclosures related to the Company’s derivative instruments and Note 5 for information related to derivatives held by consolidated investment entities.
18.  Derivatives and Hedging Activities
Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity, foreign exchange and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.
Certain of the Company’s freestanding derivative instruments are subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 17 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2023			December 31, 2022
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives designated as hedging instruments
Equity contracts - cash flow hedges	$—	$—	$—	$6	$—	$1
Foreign exchange contracts - net investment hedges	61	—	3	85	—	—
Total qualifying hedges	61	—	3	91	—	1

Derivatives not designated as hedging instruments
Interest rate contracts	42,523	185	305	101,307	267	355
Equity contracts	83,080	5,034	3,464	68,493	2,704	2,376
Credit contracts	3,436	4	107	1,857	13	2
Foreign exchange contracts	3,262	22	4	3,171	36	14
Total non-designated hedges	132,301	5,245	3,880	174,828	3,020	2,747

Embedded derivatives
IUL	N/A	—	873	N/A	—	739
Fixed deferred indexed annuities and deposit receivables	N/A	51	52	N/A	48	47
Structured variable annuities (3)	N/A	—	1,011	N/A	—	(137)
SMC	N/A	—	9	N/A	—	4
Total embedded derivatives	N/A	51	1,945	N/A	48	653
Total derivatives	$132,362	$5,296	$5,828	$174,919	$3,068	$3,401
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
(3) The fair value of the structured variable annuity embedded derivatives as of December 31, 2023 included $1.0 billion of individual contracts in a liability position and $15 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2022 included $194 million of individual contracts in a liability position and $331 million of individual contracts in an asset position.
See Note 16 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2023 and 2022, investment securities with a fair value of $1.5 billion and $1.7 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $145 million and $302 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of December 31, 2023 and 2022, investment securities with a fair value of $376 million and $14 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $314 million and $5 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2023 and 2022, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both December 31, 2023 and 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Derivatives Not Designated as Hedges
The following tables presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Operations:

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Year Ended December 31, 2023
Interest rate contracts	$—	$—	$—	$—	$(5)	$(422)	$(1)	$—
Equity contracts	(3)	4	128	79	770	(1,239)	—	10
Credit contracts	—	—	2	—	—	7	—	—
Foreign exchange contracts	—	—	—	—	—	5	—	7
IUL embedded derivatives	—	—	—	(75)	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(3)	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(1,166)	—	—	—
SMC embedded derivatives	—	(5)	—	—	—	—	—	—
Total gain (loss)	$(3)	$(1)	$130	$1	$(401)	$(1,649)	$(1)	$17

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Year Ended December 31, 2022
Interest rate contracts	$1	$—	$(3)	$—	$(26)	$(2,874)	$(1)	$—
Equity contracts	8	(1)	(177)	(126)	(164)	899	—	(23)
Credit contracts	—	—	(4)	—	—	279	—	—
Foreign exchange contracts	2	—	—	—	—	105	—	(7)
IUL embedded derivatives	—	—	—	217	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	4	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	633	—	—	—
Total gain (loss)	$11	$(1)	$(184)	$95	$443	$(1,591)	$(1)	$(30)

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Net Investment Income	Banking and Deposit Interest Expense	Distribution Expenses	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses	Change in Fair Value of Market Risk Benefits	Interest and Debt Expense	General and Administrative Expense
	(in millions)
Year Ended December 31, 2021
Interest rate contracts	$(23)	$—	$(1)	$—	$—	$(886)	$—	$—
Equity contracts	(4)	1	116	91	34	(851)	—	17
Credit contracts	—	—	1	—	—	43	—	—
Foreign exchange contracts	1	—	—	—	—	5	—	8
IUL embedded derivatives	—	—	—	30	—	—	—	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	—	(8)	—	—	—	—
Structured variable annuity embedded derivatives	—	—	—	—	(393)	—	—	—
SMC embedded derivatives	—	(1)	—	—	—	—	—	—
Total gain (loss)	$(26)	$—	$116	$113	$(359)	$(1,689)	$—	$25
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of December 31, 2023:

	Premiums Payable	Premiums Receivable
	(in millions)
2024	$131	$23
2025	121	20
2026	247	88
2027	20	—
2028	30	—
2029-2030	378	—
Total	$927	$131
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
As discussed in Note 13, the Company issues variable annuity contracts that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. The Company economically hedges its obligations under these market risk benefits using options, swaptions, swaps and futures.
The Company enters into futures, credit default swaps, commodity swaps, total return swaps and foreign currency forwards to manage its exposure to price risk arising from seed money investments in proprietary investment products. The Company enters into foreign currency forward contracts to economically hedge its exposure to certain foreign transactions. The Company enters into futures

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
For the years ended December 31, 2023, 2022 and 2021, the amounts reclassified from AOCI to earnings related to cash flow hedges were immaterial. The estimated net amount recorded in AOCI as of December 31, 2023 that the Company expects to reclassify to earnings as a reduction to Interest and debt expense within the next twelve months is $0.8 million. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 12 years and relates to forecasted debt interest payments. See Note 21 for a rollforward of net unrealized gains (losses) on derivatives included in AOCI related to cash flow hedges.
Net Investment Hedges
The Company entered into, and designated as net investment hedges in foreign operations, forward contracts to hedge a portion of the Company’s foreign currency exchange rate risk associated with its investment in Threadneedle. As the Company determined that the forward contracts are effective, the change in fair value of the derivatives is recognized in AOCI as part of the foreign currency translation adjustment. For the years ended December 31, 2023, 2022 and 2021 , the Company recognized a loss of $3 million, a gain of $15 million and a loss of $1 million, respectively, in OCI.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 17 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s debt rating (or based on the financial strength of the Company’s life insurance subsidiaries for contracts in which those subsidiaries are the counterparty). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company’s debt does not maintain a specific credit rating (generally an investment grade rating) or the Company’s life insurance subsidiaries do not maintain a specific financial strength rating. If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2023 and 2022, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $65 million and $240 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2023 and 2022 was $58 million and $236 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2023 and 2022 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $7 million and $4 million, respectively.
19.  Leases
The following table presents the balances for operating and finance ROU assets and lease liabilities:

Leases	Balance Sheet Classification	December 31, 2023	December 31, 2022
		(in millions)
Assets
Operating lease assets	Other assets	$259	$268
Finance lease assets	Other assets	18	28
Total lease assets		$277	$296

Liabilities
Operating lease liabilities	Other liabilities	$325	$317
Finance lease liabilities	Long-term debt	20	30
Total lease liabilities		$345	$347

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the components of lease cost:

		Years Ended December 31,
Lease Cost	Income Statement Classification	2023	2022	2021
		(in millions)
Operating lease cost	General and administrative expense	$55	$61	$57
Finance lease cost:
Amortization of ROU assets	General and administrative expense	10	10	13
Interest on lease liabilities	Interest and debt expense	1	1	2
Total lease cost		$66	$72	$72
The following table presents the weighted-average lease term and weighted-average discount rate related to operating and finance leases:

	December 31, 2023		December 31, 2022
Lease Term and Discount Rate	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Weighted-average remaining lease term (years)	1.8	6.4	2.8	6.7
Weighted-average discount rate	3.4%	2.7%	3.4%	2.1%
The following table presents supplemental cash flow information related to operating and finance leases:

	Years Ended December 31,
Supplemental Cash Flow Information	2023	2022	2021
	(in millions)
Operating cash flows:
Cash paid for amounts included in measurement of operating lease liabilities	$68	$65	$50
Cash paid for amounts included in measurement of finance lease liabilities	1	1	2
Financing cash flows:
Cash paid for amounts included in measurement of finance lease liabilities	$10	$10	$9
The following table presents the maturities of lease liabilities:

Maturity of Lease Liabilities	December 31, 2023
	Finance Leases	Operating Leases
	(in millions)
2024	$11	$68
2025	10	65
2026	—	58
2027	—	47
2028	—	35
Thereafter	—	80
Total lease payments	21	353
Less: interest	1	28
Present value of lease liabilities	$20	$325
20. Share-Based Compensation
The Company’s share-based compensation plans consist of the Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan (the “2005 ICP”), the Ameriprise Financial Franchise Advisor Deferred Compensation Plan and the Ameriprise Advisor Group Deferred Compensation Plan.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The components of the Company’s share-based compensation expense, net of forfeitures, were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Stock option	$16	$16	$20
Restricted stock	27	27	24
Restricted stock units and deferred share units	144	127	108
Liability awards	62	44	92
Total	$249	$214	$244
For the years ended December 31, 2023, 2022 and 2021, total income tax benefit using the statutory rate related to share-based compensation expense was $52 million, $45 million and $51 million, respectively.
As of December 31, 2023, there was $184 million of total unrecognized compensation cost related to non-vested awards under the Company’s share-based compensation plans, which is expected to be recognized over a weighted-average period of 3.0 years.
Amended and Restated Ameriprise Financial 2005 Incentive Compensation Plan
The 2005 ICP, as amended and restated, was approved by shareholders on April 26, 2023, and provides for the grant of cash and equity incentive awards to directors, employees and independent contractors, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction. Under the 2005 ICP, as amended and restated a maximum of 58.1 million shares may be issued. Of this total, no more than 5.0 million shares may be issued after December 31, 2022 for full value awards, which are awards other than stock options and stock appreciation rights. Shares issued under the 2005 ICP may be authorized and unissued shares or treasury shares.
Ameriprise Financial 2008 Employment Incentive Equity Award Plan
Effective February 23, 2023, the Ameriprise Financial 2008 Employment Incentive Equity Award Plan (the “2008 Plan”), which was designed to grant equity incentive awards to new employees in compliance with applicable federal and foreign regulations, was terminated by the Company. At the time of termination, there were no unvested or unexercised awards outstanding under the 2008 Plan and, as a result of the termination of the plan, no future shares could be granted under the 2008 Plan.
Stock Options
Stock options granted under the 2005 ICP have an exercise price not less than 100% of the current fair market value of a share of the Company’s common stock on the grant date and a maximum term of 10 years. Stock options granted generally vest ratably over three to four years. Vesting of option awards may be accelerated based on age and length of service. Stock options granted are expensed on a straight-line basis over the vesting period based on the fair value of the awards on the date of grant. The grant date fair value of the options is calculated using a Black-Scholes option-pricing model.
The following weighted average assumptions were used for stock option grants:

	2023	2022	2021
Dividend yield	2.0%	2.0%	2.5%
Expected volatility	33%	35%	36%
Risk-free interest rate	3.6%	1.7%	0.4%
Expected life of stock option (years)	5.0	5.0	5.0
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
The weighted average grant date fair value for options granted during 2023, 2022 and 2021 was $99.86, $80.48 and $48.48, respectively.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
A summary of the Company’s stock option activity for 2023 is presented below (shares and intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	2.8	$160.57	5.8	$419
Granted	0.2	344.45
Exercised	(0.7)	144.68
Outstanding at December 31	2.3	177.60	5.4	457
Exercisable at December 31	1.9	154.98	4.8	422
The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was $136 million, $130 million and $219 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Restricted Stock Awards
Restricted stock awards granted under the 2005 ICP generally vest ratably over three to four years or at the end of five years. Compensation expense for restricted stock awards is based on the market price of Ameriprise Financial common stock on the date of grant and is amortized on a straight-line basis over the vesting period. Quarterly dividends are paid on restricted stock, as declared by the Company’s Board of Directors, during the vesting period and are not subject to forfeiture.
Restricted Stock Units and Deferred Share Units
The 2005 ICP provides for the grant of deferred share units to non-employee directors of the Company and the 2005 ICP Plan provide for the grant of restricted stock units or deferred share units to employees. The director awards are fully vested upon issuance and are settled for Ameriprise Financial common stock upon the director’s termination of service. The employee awards generally vest ratably over three to four years. Compensation expense for deferred share units and restricted stock units is based on the market price of Ameriprise Financial stock on the date of grant. Restricted stock units and deferred stock units granted to employees are expensed on a straight-line basis over the vesting period or on an accelerated basis if certain age and length of service requirements are met. Deferred share units granted to non-employee directors are expensed immediately. Dividends are paid on restricted stock units, as declared by the Company’s Board of Directors, during the vesting period and are not subject to forfeiture. Dividend equivalents are issued on deferred share units, as dividends are declared by the Company's Board of Directors, and are not paid until distribution of the award. Dividend equivalents on the director awards are not subject to forfeiture, but on employee awards they are forfeited if the award is forfeited.
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
The AFG Deferral Plan allows participants to voluntarily defer a portion of their cash commissions and elect crediting rate alternatives that includes a fund based on Ameriprise Financial stock or other investment options in lieu of receiving the applicable cash compensation. Amounts a participant chooses to invest in the fund tracking Ameriprise Financial stock will be settled in Ameriprise shares; all voluntary deferrals invested in other investment options will be settled in cash. From 2006-2010, the Company provided advisors with a matching contribution with respect to these voluntary deferred amounts; however, the Company has not provided a match since 2010 and has amended the AFG Deferral Plan to remove any matching contributions. There are approximately 113,000

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
shares outstanding under this prior matching contribution. Other than this historical matching contribution, the Company does not provide any additional premium in connection with the deferred compensation.

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
BMO Share Plans
As part of the acquisition of the BMO Global Asset Management (EMEA) business in 2021, the Company maintains certain legacy BMO Financial Group share-based awards that were granted prior to the acquisition. All relevant awards are cash settled with the last vesting date in 2023. As of December 31, 2023 and 2022, the liability related to these awards was $1 million and $26 million, respectively, and is included in Other liabilities.
Full Value Share Award Activity
A summary of activity for the Company’s restricted stock awards, restricted stock units granted to employees (including advisors), compensation and commission deferrals into stock and deferred share units for 2023 is presented below (shares in millions):

	Shares	Weighted Average Grant-date Fair Value
Non-vested shares at January 1	1.4	$214.78
Granted	0.4	342.06
Deferred	0.1	329.87
Vested	(0.6)	252.81
Forfeited	—	263.75
Non-vested shares at December 31	1.3	250.16
The deferred shares in the table above primarily relate to franchise advisor voluntary deferrals of their commissions into Ameriprise Financial stock under the Franchise Advisor Deferral Plan that are fully vested at the deferral date.
The fair value of full value share awards vested during the years ended December 31, 2023, 2022 and 2021 was $197 million, $191 million and $139 million, respectively.
The weighted average grant date fair value for restricted shares, restricted stock units and deferred share units during 2023, 2022 and 2021 was $342.66, $296.50 and $207.49, respectively. The weighted average grant date fair value for franchise advisor and advisor group deferrals during 2023, 2022 and 2021 was $336.62, $280.49 and $241.34, respectively.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Performance Share Units
Under the 2005 ICP, the Company’s Executive Leadership Team may be awarded a target number of performance share units (“PSUs”). PSUs will be earned only to the extent that the Company attains certain goals relating to the Company’s performance and relative total shareholder returns against peers over a three-year period. The awards also have a three-year service condition with cliff vesting with an accelerated service condition based on age and length of service. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 200% of the target for awards made prior to 2018 and 175% of the target for awards made in 2018 or later, if performance goals are significantly exceeded. The value of each target PSU is equal to the value of one share of Ameriprise Financial common stock. The total number of target PSUs outstanding at the end of December 31, 2023, 2022 and 2021 was 0.2 million, 0.3 million and 0.4 million, respectively. The PSUs are liability awards. During the years ended December 31, 2023, 2022 and 2021, the value of shares settled for PSU awards was $68 million, $85 million and $47 million, respectively.
21.  Shareholders’ Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,038	$(240)	$798
Reclassification of net (gains) losses on securities included in net income (2)	29	(6)	23
Impact of benefit reserves and reinsurance recoverables	(24)	5	(19)
Net unrealized gains (losses) on securities	1,043	(241)	802
Net unrealized gains (losses) on derivatives:
Net unrealized gains (losses) on derivatives arising during the period	3	(1)	2
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	1	—
Net unrealized gains (losses) on derivatives	2	—	2
Effect of changes in discount rate assumptions on certain long-duration contracts	(69)	15	(54)
Effect of changes in instrument-specific credit risk on MRBs	(83)	18	(65)
Defined benefit plans:
Prior service credits and costs	(1)	—	(1)
Net gains (losses)	20	(4)	16
Defined benefit plans	19	(4)	15
Foreign currency translation	79	1	80
Total other comprehensive income (loss)	$991	$(211)	$780

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(4,146)	$918	$(3,228)
Reclassification of net (gains) losses on securities included in net income (2)	85	(18)	67
Impact of benefit reserves and reinsurance recoverables	103	(18)	85
Net unrealized gains (losses) on securities	(3,958)	882	(3,076)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	—	(1)
Net unrealized gains (losses) on derivatives	(1)	—	(1)
Effect of changes in discount rate assumptions on certain long-duration contracts	1,095	(234)	861
Effect of changes in instrument-specific credit risk on MRBs	517	(110)	407
Defined benefit plans:
Prior service credits and costs	(1)	—	(1)
Net gains (losses)	97	(20)	77
Defined benefit plans	96	(20)	76
Foreign currency translation	(216)	45	(171)
Total other comprehensive income (loss)	$(2,467)	$563	$(1,904)

	Year Ended December 31, 2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(622)	$137	$(485)
Reclassification of net (gains) losses on securities included in net income (2)	(561)	118	(443)
Impact of benefit reserves and reinsurance recoverables	8	(1)	7
Net unrealized gains (losses) on securities	(1,175)	254	(921)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	(1)	—	(1)
Net unrealized gains (losses) on derivatives	(1)	—	(1)
Effect of changes in discount rate assumptions on certain long-duration contracts	361	(77)	284
Effect of changes in instrument-specific credit risk on MRBs	127	(27)	100
Defined benefit plans:
Prior service credits	(3)	1	(2)
Net gains (losses)	70	(15)	55
Defined benefit plans	67	(14)	53
Foreign currency translation	(16)	3	(13)
Total other comprehensive income (loss)	$(637)	$139	$(498)
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in Net investment income.
(3) Includes a $1 million, $1 million and $1 million pretax gain reclassified to Interest and debt expense.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Net Unrealized Gains (Losses) on Derivatives	Effect of Changes in Discount Rate Assumptions	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Defined Benefit Plans	Foreign Currency Translation	Other	Total
	(in millions)
Balance at January 1, 2021	$1,247	$5	$—	$—	$(204)	$(154)	$(1)	$893
Cumulative effect of adoption of long-duration contracts guidance	707	—	(1,217)	(527)	—	—	—	(1,037)
OCI before reclassifications	(478)	—	284	100	36	(13)	—	(71)
Amounts reclassified from AOCI	(443)	(1)	—	—	17	—	—	(427)
Total OCI	(921)	(1)	284	100	53	(13)	—	(498)
Balance at December 31, 2021	1,033	4	(933)	(427)	(151)	(167)	(1)	(642)
OCI before reclassifications	(3,143)	—	861	407	61	(171)	—	(1,985)
Amounts reclassified from AOCI	67	(1)	—	—	15	—	—	81
Total OCI	(3,076)	(1)	861	407	76	(171)	—	(1,904)
Balance at December 31, 2022	(2,043)	3	(72)	(20)	(75)	(338)	(1)	(2,546)
OCI before reclassifications	779	2	(54)	(65)	14	80	—	756
Amounts reclassified from AOCI	23	—	—	—	1	—	—	24
Total OCI	802	2	(54)	(65)	15	80	—	780
Balance at December 31, 2023	$(1,241)	$5	$(126)	$(85)	$(60)	$(258)	$(1)	$(1,766)
For the years ended December 31, 2023, 2022 and 2021, the Company repurchased a total of 5.9 million shares, 6.6 million shares and 7.1 million shares, respectively, of its common stock for an aggregate cost of $2.0 billion, $1.9 billion and $1.8 billion, respectively. In January 2022, the Company’s Board of Directors authorized an additional $3.0 billion for the repurchase of the Company’s common stock through March 31, 2024, which was exhausted in the fourth quarter of 2023. In July 2023, the Company’s Board of Directors authorized an additional $3.5 billion for the repurchase of the Company’s common stock through September 30, 2025. As of December 31, 2023, the Company had $3.1 billion remaining under this share repurchase authorization.
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
For the years ended December 31, 2023, 2022 and 2021, the Company reacquired 0.3 million shares, 0.3 million shares and 0.3 million shares, respectively, of its common stock through the surrender of shares upon vesting and paid in the aggregate $99 million, $99 million and $69 million, respectively, related to the holders’ income tax obligations on the vesting date. Option holders may elect to net settle their vested awards resulting in the surrender of the number of shares required to cover the strike price and tax obligation of the options exercised. These shares are reacquired by the Company and recorded as treasury shares. For the years ended December 31, 2023, 2022 and 2021, the Company reacquired 0.4 million shares, 0.5 million shares and 1.3 million shares, respectively, of its common stock through the net settlement of options for an aggregate value of $150 million, $145 million and $306 million, respectively.
For the years ended December 31, 2023, 2022 and 2021, the Company reissued 0.6 million, 0.8 million and 0.4 million, respectively, treasury shares for restricted stock award grants, performance share units, and issuance of shares vested under advisor deferred compensation plans.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
22.  Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Numerator:
Net income	$2,556	$3,149	$3,417

Denominator:
Basic: Weighted-average common shares outstanding	105.7	111.3	117.3
Effect of potentially dilutive nonqualified stock options and other share-based awards	2.1	2.4	2.7
Diluted: Weighted-average common shares outstanding	107.8	113.7	120.0

Earnings per share attributable to Ameriprise Financial, Inc. common shareholders:
Basic	$24.18	$28.29	$29.13
Diluted	$23.71	$27.70	$28.48
The calculation of diluted earnings per share excludes the incremental effect of 0.2 million, 0.2 million and nil options for the years ended December 31, 2023, 2022 and 2021, respectively, due to their anti-dilutive effect.
23. Regulatory Requirements
Restrictions on the transfer of funds exist under regulatory requirements applicable to certain of the Company’s operating subsidiaries.
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
State insurance statutes contain limitations as to the amount of dividends that insurers may make without providing prior notification to state regulators. For RiverSource Life, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life’s primary regulator, and are subject to potential disapproval. RiverSource Life’s statutory unassigned deficit was $582 million and $679 million as of December 31, 2023 and 2022, respectively.
In addition, dividends whose fair market value, together with that of other dividends made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus for RiverSource Life was $3.1 billion as of both December 31, 2023 and 2022.
Statutory net gain from operations and net income are summarized as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
RiverSource Life
Statutory net gain from operations	$1,331	$1,615	$1,366
Statutory net income	845	1,769	253
Government debt securities of $4 million as of both December 31, 2023 and 2022 held by the Company’s life insurance subsidiaries were on deposit with various states as required by law.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The following table presents the net capital position of both AEIS and AFS:

	December 31,
	2023	2022
	(in millions, except percentages)
AEIS
Net capital as a percent of aggregate debit items	11.62%	15.76%

Net capital	$171	$208
Less: required net capital	29	26
Excess net capital	$142	$182

AFS
Net capital	$101	$90
Less: required net capital	—	—
Excess net capital	$101	$90
On February 14, 2024, AEIS and AFS paid cash dividends of $40 million and $20 million, respectively, to AMPF Holding, LLC. These dividends were declared subsequent to the balance sheet date.
Bank subsidiary
The Company is a savings and loan holding company that is subject to various banking regulations. However, the Company is not currently subject to the risk-based capital requirements of the Federal Reserve Bank because it is substantially engaged in insurance activities.
Ameriprise Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation in its role as insurer of its deposits. Ameriprise Bank is required to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 Capital to average assets (as defined), and under rules defined under the Basel III capital framework, Common equity Tier 1 capital (“CEIT”) to risk-weighted assets. Ameriprise Bank calculates these ratios under the Basel III standardized approach in order to assess compliance with both regulatory requirements and Ameriprise Bank’s internal capital policies. As permitted under the rules of the Basel III capital framework, the Company has elected to exclude AOCI from its calculation of regulatory capital. Ameriprise Bank’s requirements to maintain adequate capital ratios in relation to its risk-weighted asset levels could affect its ability to take capital actions, such as the payment of dividends. As of December 31, 2023, Ameriprise Bank’s capital levels exceeded the capital conservation buffer requirement and was categorized as “well-capitalized.”

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
To meet requirements for capital adequacy purposes or to be categorized as “well-capitalized,”Ameriprise Bank must maintain minimum CEIT, Tier 1 capital, Total capital and Tier 1 leverage amounts and ratios as set forth in the following table:

Regulatory Capital	Actual		Requirement for capital adequacy purposes		To be well capitalized under regulatory provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in millions, except percentages)
At December 31, 2023
Common equity Tier 1 capital	$1,715	31.72%	$243	4.50%	$351	6.50%
Tier 1 capital	1,715	31.72	324	6.00	433	8.00
Total capital	1,724	31.89	433	8.00	541	10.00
Tier 1 leverage	1,715	7.44	922	4.00	1,153	5.00

At December 31, 2022
Common equity Tier 1 capital	$1,542	30.18%	$230	4.50%	$332	6.50%
Tier 1 capital	1,542	30.18	307	6.00	409	8.00
Total capital	1,546	30.26	409	8.00	511	10.00
Tier 1 leverage	1,542	7.72	799	4.00	999	5.00
Other subsidiaries
Ameriprise Certificate Company (“ACC”) is registered as an investment company under the Investment Company Act of 1940 (the “1940 Act”). ACC markets and sells investment certificates to clients. ACC is subject to various capital requirements under the 1940 Act, laws of the State of Minnesota and understandings with the Securities and Exchange Commission (“SEC”) and the Minnesota Department of Commerce. The terms of the investment certificates issued by ACC and the provisions of the 1940 Act also require the maintenance by ACC of qualified assets. Under the provisions of its certificates and the 1940 Act, ACC was required to have qualified assets (as that term is defined in Section 28(b) of the 1940 Act) in the amount of $13.5 billion and $9.3 billion as of December 31, 2023 and 2022, respectively. ACC had qualified assets of $14.3 billion and $9.9 billion as of December 31, 2023 and 2022, respectively.
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
24.  Income Taxes
The components of income tax provision attributable to continuing operations were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Current income tax
Federal	$518	$509	$551
State and local	124	93	79
Foreign	18	25	47
Total current income tax	660	627	677
Deferred income tax
Federal	45	155	113
State and local	(14)	6	—
Foreign	(13)	(6)	(22)
Total deferred income tax	18	155	91
Total income tax provision	$678	$782	$768

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The geographic sources of pretax income from continuing operations were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
United States	$3,199	$3,824	$3,961
Foreign	35	107	224
Total	$3,234	$3,931	$4,185
The principal reasons that the aggregate income tax provision attributable to continuing operations is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2023	2022	2021
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
State taxes, net of federal benefit	2.7	2.0	1.5
Non-deductible expenses	1.1	0.5	0.4
Incentive compensation	(1.5)	(1.0)	(1.3)
Low income housing tax credits	(1.0)	(1.1)	(1.6)
Other, net	(1.3)	(1.5)	(1.7)
Income tax provision	21.0%	19.9%	18.3%
The increase in the Company’s effective tax rate for the year ended December 31, 2023 compared to 2022 is primarily the result of an increase in state taxes, net of federal benefit, partially offset by incentive compensation and various other adjustments.
The increase in the Company’s effective tax rate for the year ended December 31, 2022 compared to 2021 is primarily the result of a decrease in low income housing tax credits and an increase in state taxes, net of federal benefit, and various other adjustments.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2023 and 2022. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within Other assets or Other liabilities, were as follows:

	December 31,
	2023	2022 (1)
	(in millions)
Deferred income tax assets
Insurance and annuity benefits including corresponding hedges	$1,244	$1,404
Deferred compensation including corresponding hedges	545	480
Investments including net unrealized on Available-for-Sale securities	335	512
Net operating loss	74	63
Other	127	134
Gross deferred income tax assets	2,325	2,593
Less: valuation allowance	65	65
Total deferred income tax assets	2,260	2,528

Deferred income tax liabilities
Deferred acquisition costs	390	420
Goodwill and intangibles	313	301
Other	131	158
Gross deferred income tax liabilities	834	879
Net deferred income tax assets	$1,426	$1,649
(1) Prior period amounts have been reclassified to conform to current year presentation and primarily relate to derivative activity being presented with the liabilities they are hedging and remaining investments being presented together inclusive of net unrealized on Available-for-Sale securities.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $30 million, net of federal benefit, which will expire beginning December 31, 2024 and foreign net operating losses of $44 million, which do not expire. Based on analysis of the Company’s tax position as of December 31, 2023, management believes it is more likely than not that the Company will not realize certain state net operating losses of $29 million and state deferred tax assets of $2 million, net of federal benefit, and foreign net operating losses of $34 million; therefore, a valuation allowance of $65 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2023	2022	2021
	(in millions)
Balance at January 1	$138	$125	$110
Additions for tax positions related to the current year	26	12	21
Reductions for tax positions related to the current year	(3)	(1)	(1)
Additions for tax positions of prior years	80	5	5
Reductions for tax positions of prior years	(85)	(1)	(8)
Reductions due to lapse of statutes of limitations	(5)	—	(1)
Audit settlements	(1)	(2)	(1)
Balance at December 31	$150	$138	$125
If recognized, approximately $120 million, $106 million and $95 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $25 million in the next 12 months primarily due to expected exam closures and state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $12 million, $4 million and nil in interest and penalties for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company had a payable of $26 million and $14 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2023, the federal statutes of limitations are closed on years through 2018. A previously open item for 2014 and 2015 was resolved in the second quarter of 2023. Also in the second quarter of 2023, the Internal Revenue Service (“IRS”) audit for tax years 2016 through 2018 was finalized. The IRS is currently auditing the Company’s U.S. income tax returns for 2019 and 2020. The Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2017 through 2021.
The Company is an applicable corporation required to compute CAMT; however, based on current estimates the Company does not expect to be liable for the CAMT in 2023 and therefore a liability has not been recorded.
25. Retirement Plans and Profit Sharing Arrangements
Defined Benefit Plans
Pension Plans and Other Postretirement Benefits
The Company’s U.S. non-advisor employees who were hired prior to April of 2019 are generally eligible for the Ameriprise Financial Retirement Plan (the “Retirement Plan”), a noncontributory defined benefit plan which is a qualified plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). However, effective April 2020, the Company no longer enrolls new employees in the Retirement Plan. Funding of costs for the Retirement Plan complies with the applicable minimum funding requirements specified by ERISA and is held in a trust. The Retirement Plan is a cash balance plan by which the employees’ accrued benefits are based on notional account balances, which are maintained for each individual. Each pay period these balances are credited with an amount equal to a percentage of eligible compensation as defined by the Retirement Plan (which includes, but is not limited to, base pay, performance based incentive pay, commissions, shift differential and overtime). The percentage ranges from 2.5% to 10% depending on several factors including years of service as of April 2020 and will no longer increase with more years of service. Employees’ balances are also credited with a fixed rate of interest that is updated each January 1 and is based on the average of the daily five-year U.S. Treasury Note yields for the previous October 1 through November 30, with a minimum crediting rate of 5% and maximum crediting rate of 10%. Employees are fully vested after 3 years of service or upon retirement at or after age 65, disability or death while employed. Employees have the option to receive annuity payments or a lump sum payout of vested balance after termination or retirement.
In addition, the Company sponsors the Ameriprise Financial Supplemental Retirement Plan (the “SRP”), an unfunded non-qualified deferred compensation plan subject to Section 409A of the Internal Revenue Code. This plan is for certain highly compensated

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
employees to replace the benefit that cannot be provided by the Retirement Plan due to IRS limits. The SRP generally parallels the Retirement Plan but offers different payment options.
The Company also sponsors unfunded defined benefit postretirement plans that provide health care and life insurance to retired U.S. employees. On December 31, 2016, the access to retiree health care coverage was closed to all active employees who had previously met the qualification requirements. Instead, only existing retirees, as of January 1, 2017, qualifying for the plan and electing coverage will be provided a fixed amount to subsidize health care insurance purchased through other providers. Net periodic postretirement benefit costs were not material for the years ended December 31, 2023, 2022 and 2021.
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
All components of the net periodic benefit cost are recorded in General and administrative expense and were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Service cost	$29	$43	$45
Interest cost	65	39	21
Expected return on plan assets	(76)	(70)	(57)
Amortization of prior service credits	(1)	(1)	(2)
Amortization of net loss	—	18	23
Other	3	3	5
Net periodic benefit cost	$20	$32	$35
The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of assets are amortized on a straight-line basis over the expected average remaining service period of active participants.
The following table provides a reconciliation of changes in the benefit obligation:

	Pension Plans		Other Postretirement Plans
	2023	2022	2023	2022
	(in millions)
Benefit obligation at January 1	$1,256	$1,815	$11	$13
Service cost	29	43	—	—
Interest cost	65	39	1	—
Benefits paid	(23)	(21)	(1)	(1)
Actuarial (gain) loss	52	(520)	—	(1)
Settlements	(45)	(27)	—	—
Foreign currency rate changes	21	(73)	—	—
Benefit obligation at December 31	$1,355	$1,256	$11	$11
The actuarial (gain) loss for pension plans were primarily due to changes in the discount rate assumption as of December 31, 2023 and 2022, respectively.

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table provides a reconciliation of changes in the fair value of assets:

	Pension Plans
	2023	2022
	(in millions)
Fair value of plan assets, January 1	$1,142	$1,583
Actual return on plan assets	136	(365)
Employer contributions	56	56
Benefits paid	(23)	(21)
Settlements	(45)	(27)
Foreign currency rate changes	26	(84)
Fair value of plan assets, December 31	$1,292	$1,142
The Company complies with the minimum funding requirements in all countries. The following table provides the amounts recognized in the Consolidated Balance Sheets as of December 31, which equal the funded status of the plans:

	Pension Plans		Other Postretirement Plans
	2023	2022	2023	2022
	(in millions)
Benefit liability	$(169)	$(215)	$(11)	$(11)
Benefit asset	106	101	—	—
Net amount recognized	$(63)	$(114)	$(11)	$(11)
The accumulated benefit obligation for all pension plans as of December 31, 2023 and 2022 was $1.3 billion and $1.2 billion, respectively. The following table provides information for pension plans with benefit obligations in excess of plan assets:

	December 31,
	2023	2022
	(in millions)
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$945	$874
Fair value of plan assets	803	688
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$972	$903
Fair value of plan assets	803	688
The weighted average assumptions used to determine benefit obligations were as follows:

	Pension Plans		Other Postretirement Plans
	2023	2022	2023	2022

Discount rates	4.98%	5.30%	5.07%	5.41%
Rates of increase in compensation levels	3.64	3.72	N/A	N/A
Interest crediting rates for cash balance plans	5.00	5.00	N/A	N/A
N/A  Not Applicable
The weighted average assumptions used to determine net periodic benefit cost of pension plans were as follows:

	2023	2022	2021

Discount rates	5.30%	2.46%	2.33%
Rates of increase in compensation levels	3.72	3.69	5.21
Expected long-term rates of return on assets	6.04	4.82	6.58
Interest crediting rates for cash balance plans	5.00	5.00	5.00
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company’s pension plans’ assets are invested in an aggregate diversified portfolio to minimize the impact of any adverse or unexpected results from a security class on the entire portfolio. Diversification is interpreted to include diversification by asset type, performance and risk characteristics and number of investments. When appropriate and consistent with the objectives of the plans, derivative instruments may be used to mitigate risk or provide further diversification, subject to the investment policies of the plans. Asset classes and ranges considered appropriate for investment of the plans’ assets are determined by each plan’s investment committee. The target allocations are 70% equity securities, 20% debt securities and 10% all other types of investments, except for the assets in pooled pension funds and certain collective funds described below, and additional voluntary contribution assets outside the U.S. which are allocated at the discretion of the individual and will be converted at retirement into the defined benefit pension plan. Actual allocations will generally be within 5% of these targets. In addition, assets in pooled pension funds and certain collective funds reflect allocations between growth and liability matching portfolios and may shift based on manager discretion. These funds invest primarily in debt securities, equity securities, and certain derivatives, either directly or through other collective funds. As of December 31, 2023 and 2022, there were no significant holdings of any single issuer and the exposure to derivative instruments was not significant.
The following tables present the Company’s pension plans assets measured at fair value on a recurring basis:

Asset Category	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. small cap stocks	$90	$7	$—	$97
Registered investment companies	90	—	—	90
Insurance contracts	—	—	23	23
Cash equivalents at NAV				3	(1)
Collective investment funds at NAV				859	(1)
Real estate investment trusts at NAV				28	(1)
Hedge funds at NAV				24	(1)
Pooled pension funds at NAV				168	(1)
Total	$180	$7	$23	$1,292

	December 31, 2022
Asset Category	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. small cap stocks	$76	$6	$—	$82
Registered investment companies	80	—	—	80
Insurance contracts	—	—	19	19
Cash equivalents at NAV				6	(1)
Collective investment funds at NAV				758	(1)
Real estate investment trusts at NAV				29	(1)
Hedge funds at NAV				16	(1)
Pooled pension funds at NAV				152	(1)
Total	$156	$6	$19	$1,142
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
The fair value of equity securities classified as Level 1 use quoted prices in active markets and the fair value of equity securities classified as Level 2 is determined based on a market approach using observable inputs. The fair value of the registered investment companies’ mutual funds is determined by the NAV which represents the exit price. These funds are classified as Level 1 as they are

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
traded in active markets and quoted prices are available. Insurance contracts support certain non-U.S plans and are classified as Level 3.
The amounts recognized in AOCI, net of tax, as of December 31, 2023 but not recognized as components of net periodic benefit cost included an unrecognized actuarial loss of $63 million and an unrecognized prior service credit of $1 million related to the Company’s pension plans. The Company’s other postretirement plans included an unrecognized actuarial gain of $2 million and an unrecognized prior service credit of nil as of December 31, 2023. See Note 21 for a rollforward of AOCI related to the Company’s defined benefit plans.
The Company’s pension plans expect to make benefit payments to retirees as follows:

	Pension Plans	Other Postretirement Plans
	(in millions)
2024	$74	$1
2025	85	1
2026	82	1
2027	87	1
2028	92	1
2029-2033	500	4
The Company expects to contribute $39 million and nil to its pension plans and other postretirement plans, respectively, in 2024.
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
Under the 401(k) Plan, employees become eligible for contributions under the plan during the pay period they reach 60 days of service. Match contributions are fully vested after five years of service, vesting ratably over the first five years of service, or upon retirement at or after age 65, disability or death while employed. The Company’s defined contribution plan expense was $67 million, $67 million and $59 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Employees outside the U.S. who are not covered by the 401(k) may be covered by local defined contribution plans which are subject to applicable laws and rules of the country where the plan is administered. The Company’s expense related to defined contribution plans outside the U.S. was $16 million, $8 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
26. Commitments and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2023	2022
	(in millions)
Commercial mortgage loans	$17	$1
Property funds	27	26
Pledged asset lines of credit	1,864	1,448
Total funding commitments	$1,908	$1,475
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
As with other financial services firms, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company receives requests for information from, and/or has been subject to examination or claims by, the SEC, the Financial Industry Regulatory Authority, the OCC, the U.K. Financial Conduct Authority, the Federal Reserve Board, state insurance and securities regulators, state attorneys general and various other domestic and foreign governmental and quasi-governmental authorities on behalf of themselves or clients concerning the Company’s business activities and practices, and the practices of the Company’s financial advisors. The Company typically has numerous pending matters which include information requests, exams or inquiries regarding certain subjects, including from time to time: sales and distribution of, and disclosure practices related to, mutual and other pooled funds, exchange traded funds, private funds, segregated accounts, annuities, equity and fixed income securities, real estate investment trusts, insurance products, banking products and financial advice offerings, including managed accounts; wholesaler activity; supervision of the Company’s financial advisors and other associated persons; administration of insurance and annuity claims; security of client information; trading activity and the Company’s monitoring and supervision of such activity; recordkeeping requirements; and transaction monitoring systems and controls. The Company is cooperating with the applicable regulators. In connection with one such matter, the Company has responded to SEC document and information requests regarding the preservation of certain business-related communications sent on electronic messaging platforms that have not been approved by the Company. During 2023, the Company recorded a $50 million accrual for this matter within our introducing broker dealer subsidiary. The Company has reached an agreement in principle with the Staff, subject to Commission approval, that it believes resolves this matter.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of December 31, 2023 and 2022, the estimated liability was $34 million and $12 million, respectively. As of December 31, 2023 and 2022, the related premium tax asset was $29 million and $10 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The Asset Management segment provides investment management, advice and products to retail, high net worth and institutional clients on a global scale through the Columbia Threadneedle Investments® brand, which represents the combined capabilities, resources and reach of Columbia Management Investment Advisers, LLC (“Columbia Management”) and Threadneedle, including the BMO Global Asset Management (EMEA) business acquired in 2021. Columbia Management primarily provides products and services in the U.S. and Threadneedle primarily provides products and services internationally. Additional subsidiaries beyond Columbia Management and Threadneedle are also included in our Asset Management segment. The Company offers U.S. retail clients with a range of products through both unaffiliated third-party financial institutions and the Advice & Wealth Management segment. The Company provides institutional products and services through its institutional sales force. Retail products for non-U.S. investors are primarily distributed through third-party financial institutions and unaffiliated financial advisors. Retail products include U.S. mutual funds and their non-U.S. equivalents, exchange-traded funds and variable product funds underlying insurance and annuity separate accounts. Institutional asset management services are designed to meet specific client objectives and may involve a range of products, including those that focus on traditional asset classes, separately managed accounts, individually managed accounts, CLOs, hedge fund or alternative strategies, collective funds and property and infrastructure funds. CLOs, hedge fund or alternative strategies and certain private funds are often classified as alternative assets. Revenues in this segment are primarily earned as fees based on managed asset balances, which are impacted by market movements, net asset flows, asset allocation and product mix. The Company may also earn performance fees from certain accounts where investment performance meets or exceeds certain pre-identified targets. The Asset Management segment also provides intercompany asset management services for Ameriprise Financial subsidiaries. The fees for all such services are reflected within the Asset Management segment results through intersegment transfer pricing. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management and Retirement & Protection Solutions segments.
The Retirement & Protection Solutions segment includes Retirement Solutions (variable annuities and payout annuities) and Protection Solutions (life and disability income insurance). Retirement Solutions provides variable annuity products of RiverSource Life companies to individual clients. The Company provides variable annuity products through its advisors. Revenues for the Company’s variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows. The Company also earns net investment income on general account assets supporting reserves for non-life contingent payout annuities and for certain guaranteed benefits offered with variable annuities and on capital supporting the business. Revenues for the Company’s life contingent payout annuities are earned as premium revenue. Protection Solutions offers a variety of products to address the protection and risk management needs of the Company’s retail clients including life and DI insurance. Life and DI products are primarily provided through the Company’s advisors. The Company issues insurance policies through its RiverSource Life companies. The primary sources of revenues for Protection Solutions are premiums, fees and charges that the Company receives to assume insurance-related risk. The Company earns net investment income on owned assets supporting

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
insurance reserves and capital supporting the business. The Company also receives fees based on the level of the RiverSource Life companies’ separate account assets supporting VUL investment options. Intersegment revenues for this segment reflect fees paid by the Asset Management segment for marketing support and other services provided in connection with the availability of variable insurance trust funds under variable annuity contracts and VUL contracts. Intersegment expenses for this segment include distribution expenses for services provided by the Advice & Wealth Management segment, as well as expenses for investment management services provided by the Asset Management segment.
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
Management excludes mean reversion related impacts from the Company’s adjusted operating measures. The mean reversion related impact is defined as the impact on VUL products for the difference between assumed and updated separate account investment performance on the reinsurance accrual and additional insurance benefit reserves.
Effective in the third quarter of 2021, management has excluded the impacts of block transfer reinsurance transactions from the adjusted operating measures.
Adjusted operating earnings is defined as adjusted operating net revenues less adjusted operating expenses. Adjusted operating net revenues and adjusted operating expenses exclude net realized investment gains or losses (net of reinsurance accrual); the market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and reinsurance accrual; mean reversion related impacts (the impact on VUL products for the difference between assumed and updated separate account investment performance on the reinsurance accrual and additional insurance benefit reserves); the market impact of hedges to offset interest rate and currency changes on unrealized gains or losses for certain investments; block transfer reinsurance transaction impacts; gain or loss on disposal of a business that is not considered discontinued operations; integration and restructuring charges; and the impact of consolidating CIEs. The market impact on non-traditional long-duration products includes changes in market risk benefits and embedded derivative values caused by changes in financial market conditions, net of changes in economic hedge values and unhedged items including the difference between assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and certain policyholder contract elections. The market impact also includes certain valuation adjustments made in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, including the impact on embedded derivative values of discounting projected benefits to reflect a current estimate of the RiverSource Life companies’ nonperformance spread.
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
The following tables summarize selected financial information by segment and reconcile segment totals to those reported on the consolidated financial statements:

	December 31,
	2023	2022
	(in millions)
Advice & Wealth Management	$42,983	$35,132
Asset Management	7,288	7,967
Retirement & Protection Solutions	108,451	98,901
Corporate & Other	16,469	16,852
Total assets	$175,191	$158,852

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Adjusted operating net revenues:
Advice & Wealth Management	$9,418	$8,461	$8,021
Asset Management	3,278	3,506	3,682
Retirement & Protection Solutions	3,476	3,124	3,230
Corporate & Other	533	479	487
Elimination of segment revenues (1)	(1,318)	(1,316)	(1,573)
Total segment adjusted operating net revenues	15,387	14,254	13,847
Adjustments:
Net realized investment gains (losses)	(32)	(93)	87
Market impact on non-traditional long-duration products	2	(1)	1
Mean reversion related impacts	—	(1)	1
Market impact of hedges on investments	—	—	(22)
Block transfer reinsurance transaction impacts	—	—	(644)
Revenue attributable to consolidated investment entities	178	99	107
Total net revenues per consolidated statements of operations	$15,535	$14,258	$13,377
(1) Represents the elimination of intersegment revenues recognized for the years ended December 31, 2023, 2022 and 2021 in each segment as follows: Advice and Wealth Management ($847, $847 and $1,043, respectively); Asset Management ($79, $52 and $50, respectively); Retirement & Protection Solutions ($411, $420 and $478, respectively); and Corporate & Other ($(19), $(3) and $2, respectively).

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Adjusted operating earnings:
Advice & Wealth Management	$2,851	$2,192	$1,743
Asset Management	720	844	1,096
Retirement & Protection Solutions	685	867	618
Corporate & Other	(320)	(306)	(289)
Total segment adjusted operating earnings	3,936	3,597	3,168
Adjustments:
Net realized investment gains (losses)	(32)	(93)	86
Market impact on non-traditional long-duration products	(608)	483	464
Mean reversion related impacts	—	(1)	1
Market impact of hedges on investments	—	—	(22)
Block transfer reinsurance transaction impacts	—	—	524
Integration/restructuring charges	(62)	(50)	(32)
Net income (loss) attributable to consolidated investment entities	—	(5)	(4)
Pretax income per consolidated statements of operations	$3,234	$3,931	$4,185

Index
Ameriprise Financial, Inc.
Notes to Consolidated Financial Statements (Continued)
29. Quarterly Financial Data (Unaudited)

	2023				2022
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
	(in millions, except per share data)
Net revenues	$3,992	$3,925	$3,876	$3,742	$3,663	$3,484	$3,486	$3,625
Pretax income	494	1,117	1,127	496	817	1,335	773	1,006
Net income	$377	$872	$890	$417	$649	$1,061	$614	$825

Earnings per share:
Basic	$3.64	$8.31	$8.36	$3.86	$5.96	$9.60	$5.47	$7.26
Diluted	$3.57	$8.14	$8.21	$3.79	$5.83	$9.41	$5.37	$7.10

Weighted average common shares outstanding:
Basic	103.5	104.9	106.4	107.9	108.9	110.5	112.3	113.7
Diluted	105.7	107.1	108.4	110.0	111.4	112.7	114.4	116.2

Cash dividends declared per common share	$1.35	$1.35	$1.35	$1.25	$1.25	$1.25	$1.25	$1.13

Index
Ameriprise Financial, Inc.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in and pursuant to U.S. Securities and Exchange Commission (“SEC”) regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, our Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal chief executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2023.
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
The Company’s management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, we conclude that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.
Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Index
Ameriprise Financial, Inc.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The following portions of the Proxy Statement are incorporated herein by reference:
•information included under the caption “Corporate Governance-Item 1-Election of the Eight Director Nominees”;
•information included under the caption “Information About the Annual Meeting and Voting-Requirements and Deadlines for Submission of Shareholder Proposals or Nomination of Directors for the 2025 Annual Meeting”;
•information under the caption “Corporate Governance-Corporate Governance Documents and Policies-Codes of Conduct”;
•information under the caption “Corporate Governance-Item 1-Election of the Eight Director Nominees-Year-Round Review of Board Composition and Succession”;
•information included under the caption “Corporate Governance-Committees of the Board”;
•information included under the caption “Corporate Governance-Committees of the Board-Audit and Risk Committee”;
•information included under the caption “Corporate Governance-Committees of the Board-Audit Committee-Audit and Risk Committee Financial Experts”; and
•information under the caption “Delinquent Section 16(a) Reports”.
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
*James M. Cracchiolo-Chairman and Chief Executive Officer, Ameriprise Financial
Mr. Cracchiolo (65) has been our Chairman and Chief Executive Officer since September 2005 when the Company completed its spinoff from American Express. Prior to his current role, Mr. Cracchiolo held a number of senior-level positions at American Express, including group president of American Express Global Financial Services (2000 - 2005); CEO and president of American Express Financial Corporation (AEFC) (2000 - 2005) and chairman of AEFC (2001 - 2005); chairman of American Express Bank Ltd. (2000 - 2005); president and CEO of Travel Related Services International (TRS) (1998 - 2000); president of Global Network Services (1997 -1998); senior vice president of TRS Quality, Global Reengineering (1993 - 1997); and executive vice president and chief financial officer of Shearson Lehman Brothers (then a unit of American Express) (1990 -1993). In addition, Mr. Cracchiolo previously served on the boards of directors of the American Council of Life Insurers, the Financial Services Roundtable and on the board of advisors to the March of Dimes Foundation.
*Walter S. Berman-Executive Vice President and Chief Financial Officer
Mr. Berman (81) has been our Executive Vice President and Chief Financial Officer since September 2005. Prior to that, Mr. Berman served as Executive Vice President and Chief Financial Officer of AEFC, a position he held since January 2003. From April 2001 to January 2004, Mr. Berman served as Corporate Treasurer of American Express.
Kelli A. Hunter Petruzillo-Executive Vice President of Human Resources
Ms. Hunter Petruzillo (62) has been our Executive Vice President of Human Resources since September 2005. Prior to that, Ms. Hunter Petruzillo served as Executive Vice President of Human Resources of AEFC since joining our company in June 2005. Prior to joining AEFC, Ms. Hunter Petruzillo was Senior Vice President-Global Human Capital for Crown Castle International Corporation in Houston, Texas. Prior to that, she held a variety of senior level positions in human resources for Software Spectrum, Inc., Mary Kay, Inc., as well as Morgan Stanley Inc. and Bankers Trust New York Corporation.
*Dawn M. Brockman-Senior Vice President and Corporate Controller (Principal Accounting Officer)
Ms. Brockman (51) has been our Senior Vice President and Controller since September 2022, and previously was Interim Controller from July 2022 until September 2022. Prior to that, Ms. Brockman served as Vice President Finance - Controllership since November 2019 until July 2022 and the Vice President Finance - Advice & Wealth Management from October 2013 to November 2019. Ms. Brockman joined the Ameriprise in 1994.
Deirdre D. McGraw-Executive Vice President-Marketing, Communications and Community Relations
Ms. McGraw (53) has been our Executive Vice President-Marketing, Communications and Community Relations since May 2014. Previously, Ms. McGraw served as Executive Vice President, Corporate Communications and Community Relations since February 2010. Prior to that, Ms. McGraw served as Senior Vice President-Corporate Communications and Community Relations since February 2007 and as Vice President-Corporate Communications since May 2006. Prior thereto, Ms. McGraw served as Vice

Index
Ameriprise Financial, Inc.
President-Business Planning and Communications for the Group President, Global Financial Services at American Express.
*Gerard Smyth-Executive Vice President and Chief Information Officer
Mr. Smyth (62) has been our Chief Information Officer since August 2020. Prior to that date, Mr. Smyth served as Executive Vice President-Technology for Ameriprise’s AWM Business since August 2013. Prior to joining Ameriprise in 2002, he held senior delivery and architectural roles with American Express, the Australian Stock Exchange and Qantas Airways. He has a bachelor’s degree in electronics engineering from Imperial College London and an MBA from the University of Sydney.
*Heather J. Melloh-Executive Vice President and General Counsel
Ms. Melloh (52) has been our Executive Vice President - General Counsel since June 2022. Ms. Melloh previously served as Senior Vice President & Assistant General Counsel since January 2020 to June 2022. From January 2017 until January 2020, Ms. Melloh was Vice President & Lead Chief Counsel. Ms. Melloh joined Ameriprise in 2005 and had previously been a partner at the law firm of Dorsey & Whitney, LLP in Minneapolis. She is active as a leader in many industry groups and within Ameriprise serves on the board of the Political Action Committee.
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
*Joseph E. Sweeney-President-Advice & Wealth Management, Products and Service Delivery
Mr. Sweeney (62) has been our President-Advice & Wealth Management, Products and Service Delivery since June 2012. Prior to that time, Mr. Sweeney served as President-Advice & Wealth Management, Products and Services since May 2009 and as President-Financial Planning, Products and Services since 2005. Prior to that, Mr. Sweeney served as Senior Vice President and General Manager of Banking, Brokerage and Managed Products of AEFC since April 2002. Prior thereto, he served as Senior Vice President and Head, Business Transformation, Global Financial Services of American Express from March 2001 until April 2002. Mr. Sweeney is on the board of directors of the Securities Industry and Financial Markets Association and the American Securities Association.
William J. (Bill) Williams-Executive Vice President, Ameriprise Franchise Group
Mr. Williams (56) has been our Executive Vice President, Ameriprise Franchise Group since February 2013. Mr. Williams joined Ameriprise in 1989 as an advisor. Mr. Williams has held a number of management roles within Ameriprise before assuming his current position. Mr. Williams is a graduate of Bentley University with a B.A. in Finance.
*Gumer Alvero-President-Insurance & Annuities
Mr. Alvero (56) has been our President - Insurance and Annuities since February 2022. Mr. Alvero previously served as Executive Vice President and General Manager -Insurance and Annuities from April 2021 to February 2022 and Executive Vice President and General Manager - Annuities from April 2010 to April 2021. Mr. Alvero joined Ameriprise in 1989. He earned a B.S. in business from the University of Minnesota.
* William Davies-Executive Vice President and Global Chief Investment Officer
Mr. Davies (60) has been our Executive Vice President and Global Chief Investment Officer since February 2022. Mr. Davies previously served as Global Head of Equities from July 2017 until February 2022. Mr. Davies joined Threadneedle Asset Management Limited at its inception in 1994 and previously held roles as head of EMEA equities, head of global equities and head of European equities. He has been a member of the investment community since 1985 and earned a B.A. in economics from Exeter University.
David Logan-Head of EMEA and Global Business Operations, Columbia Threadneedle Investments
Mr. Logan (54) has been our Head of EMEA and Global Business Operations for Columbia Threadneedle Investments since November 2023. Prior to that time, Mr. Logan had served as Global Chief Operating Officer at Columbia Threadneedle Investments since November 2021. Prior to that, Mr. Logan served as Head of Distribution from 2016 to 2021 and as Chief Operating Officer, EMEA from 2014 to 2016 for BMO Global Asset Management. He has worked in the financial services industry since 1994 and earned a B.A. in accounting and economics and is a member of the Institute of Chartered Accountants in Scotland.
*William F. (Ted) Truscott-CEO-Global Asset Management
Mr. Truscott (63) has been our CEO - Global Asset Management since September 2012. Prior to that time, Mr. Truscott had served as CEO - U.S. Asset Management and President, Annuities since May 2010, as President - U.S. Asset Management, Annuities and Chief Investment Officer since February 2008 and as President - U.S. Asset Management and Chief Investment Officer since September 2005. Prior to that, Mr. Truscott served as Senior Vice President and Chief Investment Officer of AEFC, a position he held since he joined the company in September 2001.
CORPORATE GOVERNANCE
We have adopted a set of Corporate Governance Principles and Categorical Standards of Director Independence which, together with the charters of the three standing committees of the Board of Directors (Audit and Risk; Compensation and Benefits; and Nominating

Index
Ameriprise Financial, Inc.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) – shares
Equity compensation plans approved by security holders	3,591,592	(1)	$177.60	12,159,384
Equity compensation plans not approved by security holders	2,959,400	(2)	—	1,603,434	(3)
Total	6,550,992		$177.60	13,762,818
(1) Includes 1,332,609 share units subject to vesting per the terms of the applicable plan which could result in the issuance of common stock. As the terms of these share based awards do not provide for an exercise price, they have been excluded from the weighted average exercise price in column B. The maximum number of PSUs that could be earned under outstanding PSU grants is reflected but will not necessarily be earned subject to performance conditions.
(2) Includes 2,959,400 share units subject to vesting per the terms of the applicable plans which could result in the issuance of common stock. For additional information on the Company’s equity compensation plans see Note 20 — Share-Based Compensation to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The non-shareholder approved plans consist of the Ameriprise Advisor Group Deferred Compensation Plan and the Ameriprise Financial Franchise Advisor Deferred Compensation Plan.
(3) Consists of 736,852 shares of common stock issuable under the Ameriprise Advisor Group Deferred Compensation Plan, and 866,582 shares of common stock issuable under the Ameriprise Financial Franchise Advisor Deferred Compensation Plan. Excludes 3,258,635 shares available for future issuance under the Ameriprise Financial 2008 Employment Incentive Equity Award Plan, all of which were cancelled by the Board of Directors on February 23, 2023.
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
Item 14. Principal Accountant Fees and Services
The information set forth under the heading “Item 4-Ratification of Audit and Risk Committee’s Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2024”, “-Independent Registered Public Accounting Firm Fees”; “-Services to Associated Organizations”; and “-Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” in the Proxy Statement is incorporated herein by reference.

Index
Ameriprise Financial, Inc.
PART IV.
Item 15. Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements: The information required herein has been provided in Item 8, which is incorporated herein by reference.
2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(b): Schedule I-Condensed Financial Information of Registrant (Parent Company Only)
	Condensed Statements of Operations – December 31, 2023, 2022 and 2021	180
	Condensed Balance Sheets - December 31, 2023 and 2022	181
	Condensed Statements of Cash Flows – December 31, 2023, 2022 and 2021	182
	Notes to Condensed Financial Information of Registrant	183
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

4.3	Indenture dated as of October 5, 2005, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3, File No. 333-128834, filed on October 5, 2005).
4.4	Indenture dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.A to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.5	Junior Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.C to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
4.6	Subordinated Debt Indenture, dated as of May 5, 2006, between Ameriprise Financial, Inc. and U.S. Bank National Association, trustee (incorporated by reference to Exhibit 4.B to the Registration Statement on Form S-3ASR, File No. 333-133860, filed on May 5, 2006).
10.1	Tax Allocation Agreement by and between American Express and Ameriprise Financial, Inc., dated as of September 30, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.2†	Ameriprise Financial 2005 Incentive Compensation Plan, as amended and restated effective April 30, 2014 (incorporated by reference to Exhibit B to the Proxy Statement for the Annual Meeting of Shareholders held on April 30, 2014, File No. 001-32525, filed on March 17, 2014).
10.3†	Ameriprise Financial Deferred Compensation Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).

Index
Ameriprise Financial, Inc.

Exhibit	Description

10.4†	Ameriprise Financial Supplemental Retirement Plan, as amended and restated effective October 3, 2017 (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 23, 2018).
10.5†	Ameriprise Financial Form of Award Certificate — Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.6†	Ameriprise Financial Form of Award Certificate — Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.7†	Ameriprise Financial Form of Award Certificate — Restricted Stock Unit Award (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, File No. 1-32525, filed on October 4, 2005).
10.8†	Ameriprise Financial Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K File No. 1-32525, filed on February 23, 2023).
10.9†	Ameriprise Financial Performance Cash Unit Plan Supplement to the Long Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.10†	Ameriprise Financial Form of Award Certificate — Performance Cash Unit Plan Award (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.11†	Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.12†	Ameriprise Financial Form of Award Certificate — Performance Share Unit Plan Award (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2016).
10.13†	Ameriprise Financial Deferred Share Plan for Outside Directors, as amended and restated effective December 3, 2014 (incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K File No. 1-32525, filed on February 24, 2015).
10.14†	CEO Security and Compensation Arrangements (incorporated by reference to Item 1.01 of the Current Report on Form 8-K, File No. 1-32525, filed on October 31, 2005).
10.15†	Ameriprise Financial Senior Executive Severance Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K, File No. 1-32525, filed on February 24, 2012).
10.16†
Form of Indemnification Agreement for directors, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and any other officers designated by the Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on April 26, 2012).

10.17†
Ameriprise Financial Annual Incentive Award Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on May 2, 2018).

10.18	Fourth Amended and Restated Credit Agreement, dated as of June 11, 2021, among Ameriprise Financial, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender and Issuing Lender, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and Credit Suisse AG, New York Branch, Goldman Sachs Bank USA, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., U.S. Bank National Association and BMP Harris Bank N.A. as Co-Documentation Agents, and Wells Fargo Securities, LLC, BofA Securities, Inc. and CitiBank, N,A. as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 1-32525, filed on June 11, 2021).
10.19
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 21, 2023, among Ameriprise Financial, Inc., as Borrower, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, and Bank of America, N.A., Citibank, N.A., Credit Suisse AG, New York Branch, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, U.S. Bank National Association, The Bank of New York Mellon, Barclays Bank PLC, BNP Paribas, Societe Generale, and BMO Harris Bank N.A, as Lenders (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.20†	Threadneedle Deferral Plan (as amended and restated effective January 1, 2018) (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.21†	First Amendment to the Threadneedle Deferral Plan (effective December 6, 2018) (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.22†	Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.23†	Form of Deferred Stock Unit Award - Threadneedle Deferral Plan (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K File No. 1-32525, filed on February 25, 2022).
10.24†	Severance Plan for William Davies (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on May 2, 2023).
10.25†
Ameriprise Financial 2005 Incentive Compensation Plan, as amended and restated (for awards made after April 26, 2023) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K File No. 1-32525, filed on April 28, 2023).

Index
Ameriprise Financial, Inc.

Exhibit	Description

10.26†
Deferred Stock Unit Award Certificate - Threadneedle Deferral Plan (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.27†
Deferred Stock Option Award Certificate - Threadneedle Deferral Plan (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.28†	Form of Deferred Stock Option Award - Threadneedle Deferral Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).
10.29†
Ameriprise Financial Long-Term Incentive Award Program Guide (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.30†
Ameriprise Financial Performance Cash Unit Plan Supplement to the Long-Term Incentive Award Program Guide (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, File No. 1-32525, filed on August 8, 2023).

10.31†
Ameriprise Financial Performance Share Unit Plan Supplement to the Long-Term Incentive Award Program Guide (for grants after April 26, 2023) (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.32†
Ameriprise Financial Form of Award Certificate - EMEA Performance Share Unit Plan Award (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q File No. 1-32525, filed on August 8, 2023).

10.33†*	Ameriprise Financial Form of Award Certificate - EMEA Performance Share Unit Plan Award (for grants after April 26, 2023).
10.34†*	Ameriprise Financial Form of Award Certificate - Performance Cash Unit Plan Award (for grants after April 26, 2023).
10.35†*	Ameriprise Financial Form of Award Certificate - Performance Share Unit Plan Award (for grants after April 26, 2023).
10.36†*	Ameriprise Financial Form of Award Certificate - Restricted Stock Award (for grants after April 26, 2023).
10.37†*	Ameriprise Financial Form of Award Certificate - Restricted Stock Unit Award (for grants after April 26, 2023).
10.38†*	Ameriprise Financial Form of Award Certificate - Non-Qualified Stock Option Award (for grants after April 26, 2023).
10.39†*	First Amendment to the Ameriprise Financial Annual Incentive Award Plan, as amended and restated as of January 1, 2009.
10.40†*	First Amendment to the Ameriprise Financial Senior Executive Severance Plan.
13*	Portions of the Ameriprise Financial, Inc. 2023 Annual Report to Shareholders, which are furnished solely for the information of the SEC and are not to be deemed “filed.”
21*	Subsidiaries of Ameriprise Financial, Inc.
23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24*	Powers of attorney
31.1*	Certification of James M. Cracchiolo pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Walter S. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of James M. Cracchiolo and Walter S. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Ameriprise Financial, Inc. Policy for the Recovery of Erroneously Awarded Compensation.
101	The following materials from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Balance Sheets at December 31, 2023 and 2022; (iv) Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Ameriprise Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
† Management contract or compensation plan or arrangement
Item 16. Form 10-K Summary
None.

Index
Ameriprise Financial, Inc.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIPRISE FINANCIAL, INC.
Registrant

Date:	February 22, 2024	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	February 22, 2024	By	/s/ James M. Cracchiolo
James M. Cracchiolo Chairman and Chief Executive Officer (Principal Executive Officer and Director)

Date:	February 22, 2024	By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 22, 2024	By	/s/ Dawn M. Brockman
Dawn M. Brockman Senior Vice President and Controller (Principal Accounting Officer)

Date:	February 22, 2024	By	/s/ Dianne Neal Blixt*
Dianne Neal Blixt Director

Date:	February 22, 2024	By	/s/ Amy DiGeso*
Amy DiGeso Director

Date:	February 22, 2024	By	/s/ Armando Pimentel, Jr.*
Armando Pimentel, Jr. Director

Date:	February 22, 2024	By	/s/ Robert F. Sharpe, Jr.*
Robert F. Sharpe, Jr. Director

Date:	February 22, 2024	By	/s/ Brian T. Shea*
Brian T. Shea Director

Date:	February 22, 2024	By	/s/ W. Edward Walter III*
W. Edward Walter III Director

Index
Ameriprise Financial, Inc.

Date:	February 22, 2024	By	/s/ Christopher J. Williams*
Christopher J. Williams Director

*By	/s/ Walter S. Berman
Walter S. Berman Executive Vice President and Chief Financial Officer
*Walter S. Berman, by signing his name hereto on the 22nd day of February, 2024 does hereby sign this document pursuant to powers of attorney duly executed by the Directors named, filed with the Securities and Exchange Commission on behalf of such Directors as Exhibit 24 to this Form 10-K, all in the capacities and on the date stated, such persons being the majority of the Directors of the Registrant.

Index
Ameriprise Financial, Inc.
Schedule I - Condensed Financial Information of Registrant
(Parent Company Only)

Index
Ameriprise Financial, Inc.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Operations (Parent Company Only)
	Years Ended December 31,
	2023	2022(1)	2021(1)
	(in millions)
Revenues
Net investment income	$77	$16	$27
Other revenues	5	6	9
Total revenues	82	22	36
Banking and deposit interest expense	35	8	2
Total net revenues	47	14	34
Expenses
Distribution expenses	46	4	7
Interest and debt expense	138	104	102
General and administrative expense	306	265	258
Total expenses	490	373	367
Pretax loss before equity in earnings of subsidiaries	(443)	(359)	(333)
Income tax provision	142	139	157
Loss before equity in earnings of subsidiaries	(585)	(498)	(490)
Equity in earnings of subsidiaries, net of tax	3,141	3,647	3,907
Net income	2,556	3,149	3,417
Other comprehensive income (loss), net of tax	780	(1,904)	(498)
Total comprehensive income (loss)	$3,336	$1,245	$2,919
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Condensed Financial Information of Registrant.

Index
Ameriprise Financial, Inc.

Schedule I — Condensed Financial Information of Registrant Condensed Balance Sheets (Parent Company Only)
	December 31,
	2023	2022(1)
	(in millions, except share amounts)
Assets
Cash and cash equivalents	$519	$361
Investments	841	831
Loans to subsidiaries	489	249
Due from subsidiaries	246	338
Receivables	49	26
Land, buildings, equipment, and software, net of accumulated depreciation of $791 and $874, respectively	265	216
Investments in subsidiaries	6,974	5,843
Other assets	1,580	1,262
Total assets	$10,963	$9,126

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$1,229	$999
Due to subsidiaries	347	107
Borrowings from subsidiaries	580	602
Long-term debt	3,398	2,819
Other liabilities	680	796
Total liabilities	6,234	5,323

Equity:
Common shares ($0.01 par value; shares authorized, 1,250,000,000; shares issued, 336,780,893 and 335,864,062, respectively)	3	3
Additional paid-in capital	9,824	9,517
Retained earnings	21,905	19,918
Treasury shares, at cost (236,607,681 and 230,585,072 shares, respectively)	(25,237)	(23,089)
Accumulated other comprehensive income (loss), net of tax, including amounts applicable to equity investments in subsidiaries	(1,766)	(2,546)
Total equity	4,729	3,803
Total liabilities and equity	$10,963	$9,126
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Condensed Financial Information of Registrant.

Index
Ameriprise Financial, Inc.

Schedule I — Condensed Financial Information of Registrant Condensed Statements of Cash Flows (Parent Company Only)
	Years Ended December 31,
	2023	2022(1)	2021(1)
	(in millions)
Cash Flows from Operating Activities
Net income	$2,556	$3,149	$3,417
Equity in earnings of subsidiaries	(3,141)	(3,647)	(3,907)
Dividends received from subsidiaries	3,025	2,512	4,027
Other operating activities, primarily with subsidiaries	453	226	343
Net cash provided by (used in) operating activities	2,893	2,240	3,880

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	4	—	—
Maturities, sinking fund payments and calls	43	153	93
Purchases	(38)	(124)	(82)
Proceeds from sales of other investments	—	7	1
Purchase of other investments	(10)	(1)	(16)
Proceeds from sales of land, buildings, equipment and software	—	—	1
Purchase of land, buildings, equipment and software	(87)	(70)	(28)
Contributions to subsidiaries	(324)	(743)	(1,291)
Return of capital from subsidiaries	—	207	39
Repayment of loans to subsidiaries	1,992	1,960	2,701
Issuance of loans to subsidiaries	(2,232)	(1,726)	(2,937)
Other, net	2	—	—
Net cash provided by (used in) investing activities	(650)	(337)	(1,519)

Cash Flows from Financing Activities
Dividends paid to shareholders	(550)	(534)	(511)
Repurchase of common shares	(2,127)	(1,978)	(2,030)
Issuance of long-term debt, net of issuance costs	1,335	495	4
Repayments of long-term debt	(760)	(510)	(9)
Borrowings from subsidiaries	1,003	1,210	244
Repayments of borrowings from subsidiaries	(951)	(1,034)	(403)
Exercise of stock options	—	—	1
Other, net	(35)	(18)	99
Net cash provided by (used in) financing activities	(2,085)	(2,369)	(2,605)
Net increase (decrease) in cash and cash equivalents	158	(466)	(244)
Cash and cash equivalents at beginning of period	361	827	1,071
Cash and cash equivalents at end of period	$519	$361	$827

Supplemental Disclosures:
Interest paid on debt	$129	$98	$95
Income taxes paid, net	233	91	173
Non-cash dividends from subsidiaries	77	—	—
Non-cash contributions to subsidiaries	—	—	52
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Condensed Financial Information of Registrant.

Index
Ameriprise Financial, Inc.
Schedule I — Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant
(Parent Company Only)
1. Basis of Presentation
The accompanying Condensed Financial Statements include the accounts of Ameriprise Financial, Inc. (the “Parent Company”) and, on an equity basis, its subsidiaries and affiliates. The Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements and Notes of Ameriprise Financial, Inc. and its subsidiaries (“Ameriprise Financial”). Parent Company revenues and expenses, other than interest and debt expense, are primarily related to intercompany transactions with subsidiaries and affiliates.
In August 2018, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) related to long-duration insurance contracts (ASU 2018-12). When our insurance subsidiaries adopted the standard effective January 1, 2023 with a transition date of January 1, 2021 (the “transition date”), opening equity was adjusted for the adoption impacts to retained earnings and accumulated other comprehensive income (loss) (“AOCI”) and prior periods were restated. The adoption impact as of January 1, 2021 was a reduction in total equity of $1.9 billion, of which $0.9 billion and $1.0 billion were reflected in retained earnings and AOCI, respectively.
2. Investments
On December 23, 2020, RiverSource Life Insurance Company (“RiverSource Life”) issued a $500 million unsecured 3.5% surplus note due December 31, 2050 to the Parent Company. The surplus note is subordinate in right of payment to the prior payment in full of RiverSource Life’s obligations to policyholders, claimants and beneficiaries and all other creditors. No payment of principal or interest shall be made without the prior approval of the Minnesota Department of Commerce and such payments shall be made only from RiverSource Life’s statutory surplus. Interest payments, which commenced on June 30, 2021, are due semi-annually in arrears on June 30 and December 31. Subject to the preceding conditions, RiverSource Life may prepay all or a portion of the principal at any time. The held-to-maturity investment was $500 million as of both December 31, 2023 and 2022 and is recorded in Investments on the Parent Company’s Condensed Balance Sheets. For the years ended December 31, 2023, 2022 and 2021, interest income was $18 million, $18 million and $17 million, respectively, and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
The Parent Company invested in the residual tranche of an asset backed security structure issued by Ameriprise Advisor Financing, LLC (“AAF”) and in the residual tranche of an asset backed security structure issued by Ameriprise Advisor Financing 2, LLC (“AAF 2”), both subsidiaries of the Parent Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with Ameriprise Financial Services, LLC (“AFS”), a subsidiary of the Parent Company. During the third quarter of 2022, the Parent Company redeemed the outstanding residual tranche issued by AAF, realizing a $23 million loss, and invested $30 million in a new residual tranche issued by AAF 2. As of December 31, 2023 and 2022, the fair value of the residual tranche issued by AAF 2 was $30 million and $27 million, respectively. The fair value of the residual tranche is reported in Investments on the Parent Company’s Condensed Balance Sheets. For each of the years ended December 31, 2023, 2022 and 2021, interest income was $7 million and is reported in Net investment income on the Parent Company’s Condensed Statements of Operations.
3. Debt
All of the debt of Ameriprise Financial is borrowings of the Parent Company, except as indicated below.
•As of both December 31, 2023 and 2022, Ameriprise Financial had $201 million of borrowings from the Federal Home Loan Bank of Des Moines, which is collateralized with commercial mortgage backed securities.
•As of December 31, 2023 and 2022, Ameriprise Financial debt included $1 million and $2 million, respectively, of other subsidiary lease obligations.
4. Borrowings from Subsidiaries
The Parent Company has intercompany lending arrangements with its subsidiaries. At the end of each business day, taking into consideration all legal and regulatory requirements associated with its subsidiaries, the Parent Company is entitled to draw on all funds in specified bank accounts. Repayment of all or a portion of the funds is due on demand. As of December 31, 2023 and 2022, the Company had $375 million and $411 million, respectively, available for repayment due on demand. The Parent Company also has revolving credit agreements with its subsidiaries as the borrower aggregating $1.3 billion and $1.1 billion as of December 31, 2023 and 2022, respectively, of which $205 million and $191 million was outstanding as of December 31, 2023 and 2022, respectively.
5. Guarantees, Commitments and Contingencies
The Parent Company is the guarantor for operating leases of certain subsidiaries. All consolidated legal, regulatory and arbitration proceedings, including class actions of Ameriprise Financial are potential or current obligations of the Parent Company. The Parent Company has committed revolving credit agreements with its subsidiaries as the lender aggregating $363 million and $361 million as of December 31, 2023 and 2022, respectively, of which $246 million and nil was outstanding as of December 31, 2023 and 2022, respectively.
The Parent Company and Ameriprise Certificate Company (“ACC”) entered into a Capital Support Agreement on March 2, 2009, pursuant to which the Parent Company agrees to commit such capital to ACC as is necessary to satisfy applicable minimum capital requirements. Effective April 30, 2014, this agreement was amended to revise the maximum commitment to $50 million. For the years ended December 31, 2023, 2022 and 2021, ACC did not draw upon the Capital Support Agreement and had met all applicable capital requirements.

Index
Ameriprise Financial, Inc.
AFS entered into a Financial Industry Regulatory Authority (“FINRA”) approved subordinated loan agreement with the Parent Company on December 15, 2014 for regulatory net capital purposes. The agreement consists of a $200 million secured demand note. The note is secured by cash and securities equal to the principal value of the note pledged by the Parent Company. As of both December 31, 2023 and 2022, AFS had not made a demand of the principal amount.
Ameriprise Enterprise Investment Services, Inc. (“AEIS”) entered into a FINRA approved subordinated loan agreement with the Parent Company on January 25, 2017 for regulatory net capital purposes. Under this agreement, AEIS borrowed $60 million from the Parent Company with an initial term of five years to be repaid no later than January 25, 2022. Both companies have the option to renew the agreement in one year-increments in perpetuity. The agreement was renewed in January 2022 and each year thereafter, extending the current maturity date to January 25, 2025.
6. Subsequent Events
On January 30, 2024, the Parent Company contributed cash of $15 million to Ameriprise Advisor Capital, LLC. On February 14, 2024, the Parent Company received a cash dividend of $60 million from AMPF Holding, LLC. These actions were declared subsequent to the balance sheet date.